Form 10-Q
period 2014-06-30
CIM Commercial Trust Corp
filed 2014-08-11
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

        As of August 5, 2014, the Registrant had outstanding 97,581,598 shares of common stock, par value $0.001 per share.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

INDEX

PART I
Financial Information

ITEM 1.

Financial Statements

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

(In thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments in real estate—net	$1,711,510	$1,682,165
Cash and cash equivalents	20,030	16,796
Restricted cash	7,208	6,672
Loans receivable—net	193,319	—
Accounts receivable and interest receivable—net	9,990	9,303
Deferred rent receivable and charges—net	89,959	87,606
Other intangible assets—net	24,014	22,282
Other assets	16,668	9,653

TOTAL ASSETS	$2,072,698	$1,834,477

LIABILITIES AND EQUITY
LIABILITIES:
Debt	$601,303	$395,105
Accounts payable and accrued expenses	27,013	26,109
Intangible liabilities—net	9,225	8,800
Due to related parties	8,890	6,807
Other liabilities	27,366	21,173

Total liabilities	673,797	457,994

COMMITMENTS AND CONTINGENCIES (Note 14)
EQUITY:
Common stock, $0.001 and $0.05 par value; 200,000,000 and 20,000,000 shares authorized; 97,688,863 and 4,400,000 shares issued; and 97,581,598 and 4,400,000 shares outstanding at June 30, 2014 and December 31, 2013, respectively	98	220
Preferred stock, $0.01 par value, none and 65,028,571 shares outstanding at June 30, 2014 and December 31, 2013, respectively	—	650
Additional paid-in capital	1,823,675	1,772,821
Distributions in excess of earnings	(422,691)	(399,953)

Stockholders' equity before treasury stock	1,401,082	1,373,738

Less: Treasury stock, at cost, 107,265 shares outstanding at June 30, 2014	(4,901)	—

Total stockholders' equity	1,396,181	1,373,738
Noncontrolling interests	2,720	2,745

Total equity	1,398,901	1,376,483

TOTAL LIABILITIES AND EQUITY	$2,072,698	$1,834,477

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
REVENUES:
Rental and other property income	$60,804	$55,968	$120,626	$111,135
Expense reimbursements	2,646	2,597	4,997	5,047
Interest and other income	8,008	1,273	9,958	1,964

	71,458	59,838	135,581	118,146

EXPENSES:
Rental and other property operating	30,439	25,232	60,025	49,953
Asset management fees and other fees to related parties	6,338	5,431	12,075	10,840
Interest	4,939	4,725	9,156	9,402
General and administrative	3,610	715	4,789	1,257
Transaction costs	32	1,394	500	1,394
Depreciation and amortization	17,286	17,533	33,915	34,670

	62,644	55,030	120,460	107,516

Bargain purchase gain (Note 2)	—	—	4,918	—

INCOME BEFORE PROVISION FOR INCOME TAXES	8,814	4,808	20,039	10,630
Provision for income taxes	(300)	—	(308)	—

NET INCOME	8,514	4,808	19,731	10,630

Net income attributable to noncontrolling interests	(115)	(113)	(113)	(109)

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS	$8,399	$4,695	$19,618	$10,521

COMPREHENSIVE INCOME	$8,399	$4,695	$19,618	$10,521

NET INCOME PER SHARE:
Basic	$0.09	$0.05	$0.20	$0.11

Diluted	$0.09	$0.05	$0.20	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	97,571	95,440	96,758	95,440

Diluted	97,576	95,440	96,764	95,440

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(In thousands, except per share data)

	Six Months Ended June 30, 2013
	Common Stock Outstanding	Common Stock Par Value	Preferred Stock Outstanding	Preferred Stock Par Value	Additional Paid-in Capital	Distributions In Excess Of Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(Unaudited)
Balances, January 1, 2013	4,400,000	$220	65,028,571	$650	$1,772,789	$(310,384)	$—	$2,798	$1,466,073
Contributions	—	—	—	—	32	—	—	—	32
Distributions	—	—	—	—	—	(41,035)	—	(150)	(41,185)
Net income	—	—	—	—	—	10,521	—	109	10,630

Balances, June 30, 2013	4,400,000	$220	65,028,571	$650	$1,772,821	$(340,898)	$—	$2,757	$1,435,550

	Six Months Ended June 30, 2014
	Common Stock Outstanding	Common Stock Par Value	Preferred Stock Outstanding	Preferred Stock Par Value	Additional Paid-in Capital	Distributions In Excess Of Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(Unaudited)
Balances, January 1, 2014	4,400,000	$220	65,028,571	$650	$1,772,821	$(399,953)	$—	$2,745	$1,376,483
Distibutions pre- merger	—	—	—	—	—	(16,100)	—	—	(16,100)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	10	10
Distibutions to noncontrolling interests	—	—	—	—	—	—	—	(148)	(148)
Reverse acquisition capital transaction	2,119,244	111	—	—	49,400	—	(4,901)	—	44,610
Conversion of preferred stock to common stock	91,039,999	910	(65,028,571)	(650)	(260)	—	—	—	—
Change in par value	—	(1,143)	—	—	1,143	—	—	—	—
Exercise of stock options	14,500	—	—	—	201	—	—	—	201
Stock based compensation expense	8,000	—	—	—	373	—	—	—	373
Retirement of fractional shares	(145)	—	—	—	(3)	—	—	—	(3)
Common dividends ($0.26875 per share)	—	—	—	—	—	(21,671)	—	—	(21,671)
Preferred dividends ($0.0705 per share)	—	—	—	—	—	(4,585)	—	—	(4,585)
Net income	—	—	—	—	—	19,618	—	113	19,731

Balances, June 30, 2014	97,581,598	$98	—	$—	$1,823,675	$(422,691)	$(4,901)	$2,720	$1,398,901

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(In thousands)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,731	$10,630
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent, and amortization of intangible assets, liabilities and lease inducements	(1,874)	(4,465)
Depreciation and amortization	33,915	34,670
Bargain purchase gain	(4,918)	—
Straight line rent, below-market ground lease and amortization of intangible assets	933	933
Amortization of deferred loan costs	652	299
Amortization of premiums and discounts on debt	(562)	(403)
Unrealized premium adjustment	782	—
Amortization and accretion on loans receivable, net	(1,837)	—
Bad debt expense	126	467
Deferred income taxes	55	—
Stock-based compensation	373	—
Loans funded, held for sale	(16,753)	—
Proceeds from sale of guaranteed loans	12,999	—
Principal collected on loans	2,071	—
Other operating activity	(300)	—
Changes in operating assets and liabilities:
Accounts receivable and interest receivable	(58)	(2,798)
Other assets	(2,151)	(1,739)
Accounts payable and accrued expenses	(6,287)	(2,422)
Deferred leasing costs	(4,542)	(1,839)
Other liabilities	2,232	(1,264)
Due to related parties	2,083	180

Net cash provided by operating activities	36,670	32,249

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(12,903)	(11,384)
Acquisition of real estate properties	(44,936)	—
Loans funded	(8,438)	—
Cash and cash equivalents acquired in connection with the merger	3,185	—
Principal collected on loans	25,348	—
Restricted cash	(536)	397
Other investing activity	160	—

Net cash used in investing activities	(38,120)	(10,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgages payable	(3,194)	(4,264)
Proceeds from unsecured revolving lines of credit, revolving credit facility and term note	142,900	26,000
Payment of unsecured revolving lines of credit, revolving credit facility and term note	(32,900)	—
Payment of principal on secured borrowings—government guaranteed loans	(2,071)	—
Proceeds from secured borrowings—government guaranteed loans	1,978	—
Payment of deferred loan costs	(447)	(8)
Payment of dividends	(26,256)	—
Payment of special dividend and dividend assumed in acquisition	(59,286)	—
Distributions pre-merger	(16,100)	(41,035)
Contributions	—	32
Contributions from noncontrolling interests	10	—
Proceeds from issuance of stock	201	—
Retirement of fractional shares of common stock	(3)
Noncontrolling interests' distributions	(148)	(150)

Net cash provided by (used in) financing activities	4,684	(19,425)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,234	1,837
CASH AND CASH EQUIVALENTS:
Beginning of period	16,796	31,514

End of period	$20,030	$33,351

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$9,055	$9,502

Federal income taxes paid	$334	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additions to investments in real estate included in accounts payable and accrued expenses	$3,168	$2,106

Additions to deferred loan costs included in accounts payable and accrued expenses	$120	$—

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

1. ORGANIZATION AND OPERATIONS

        CIM Commercial Trust Corporation ("CIM Commercial") or together with its wholly-owned subsidiaries, "we," "us" or "our," invests in substantially stabilized real estate assets located in high-population density, high- barrier-to-entry urban markets, which include traditional downtown areas and urban main streets that lie within the metropolitan areas of the United States of America. We also obtain income from the yield and other related fee income earned on our investments from our lending activities, which have principally been to borrowers in the hospitality industry. We were originally organized in 1993 as PMC Commercial Trust ("PMC Commercial"), a Texas real estate investment trust.

        On April 28, 2014, PMC Commercial's charter was amended to increase the authorized shares of common stock of PMC Commercial from 100,000,000 to 1,000,000,000 shares (20,000,000 and 200,000,000 after giving effect to the reverse stock split described below) and PMC Commercial changed its state of incorporation (the "Reincorporation") from Texas to Maryland by means of a merger of PMC Commercial with and into a newly formed, wholly-owned subsidiary Maryland corporation. In addition, we changed our name to CIM Commercial Trust Corporation on April 29, 2014. Our common stock ("Common Stock") is currently traded on the NASDAQ Global Market (symbol "CMCT").

        On April 28, 2014, we filed Articles of Amendment (the "Reverse Split Amendment") to effectuate a one-for-five reverse stock split of the Common Stock, effective April 29, 2014. Pursuant to the reverse stock split, each five shares of Common Stock issued and outstanding immediately prior to the effective time of the reverse stock split were converted into one (1) share of Common Stock. Fractional shares of Common Stock were not issued as a result of the reverse stock split; instead, holders of pre-split shares of Common Stock who otherwise would have been entitled to receive a fractional share of Common Stock received an amount in cash equal to the product of the fraction of a share multiplied by the closing price of the Common Stock (as adjusted for the one-for-five reverse stock split) on April 28, 2014. In connection with and immediately following the filing of the Reverse Split Amendment, the Company filed Articles of Amendment (the "Par Value Amendment") to decrease the par value of the Common Stock issued and outstanding to $0.001 per share, effective April 29, 2014, subsequent to the effective time of the Reverse Split Amendment. All per share and outstanding share information has been presented to reflect the reverse stock split.

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

        The Merger Agreement provided for a business combination between PMC Commercial and CIM Urban. Pursuant to the Merger Agreement, PMC Commercial issued 4,400,000 shares of Common Stock and 65,028,571 shares of preferred stock. Each share of preferred stock converted into 1.4 shares of Common Stock (as adjusted for the one-for-five reverse stock split) in April 2014, resulting in the

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

2. MERGER (Continued)

issuance of approximately 91,039,999 shares of Common Stock. This represented approximately 97.8% of PMC Commercial's outstanding stock on the Acquisition Date.

        All Common Stock that was outstanding immediately prior to the closing of the Merger remained outstanding following the Acquisition Date. In addition, stockholders of record at the close of the business day prior to the Acquisition Date received a special cash dividend of $27.50 per share of Common Stock, which was paid on March 25, 2014.

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

        Accordingly, the accompanying financial statements (1) include the historical financial information for CIM Urban for all periods presented, (2) include the assets and liabilities of PMC Commercial acquired on March 11, 2014 in the consolidated balance sheet as of June 30, 2014 and (3) include the results of PMC Commercial's operations and cash flows in the consolidated statements of operations and comprehensive income and cash flows for the period from the Acquisition Date through June 30, 2014. The equity of CIM Commercial is the historical equity of CIM Urban retroactively restated to reflect the number of shares of stock issued by PMC Commercial pursuant to the Merger Agreement. In connection with the reverse acquisition, for purposes of presenting equity for CIM Commercial, the historical stockholders of PMC Commercial were deemed to have been issued 2,119,244 shares of Common Stock (2,226,509 shares of Common Stock, less 107,265 shares of treasury stock) on the Acquisition Date.

        Consideration Transferred—The fair value of the consideration transferred in the reverse acquisition is determined based on the number of shares of stock the accounting acquirer would have to issue to the stockholders of the accounting acquiree in order to provide the same ratio of ownership in the combined entity following the completion of the Merger, and was determined to be the outstanding stock of PMC Commercial as of the Acquisition Date. The fair value of the consideration transferred was based on the most reliable measure, which was determined to be the market price of PMC Commercial stock as of the Acquisition Date. The computation of the fair value of the consideration transferred, based on the market price of PMC Commercial stock on the Acquisition Date, is as follows:

(in thousands, except per share data)
PMC Commercial common stock outstanding	2,119
Equity consideration price per share of common stock	$21.05

Fair value of the equity consideration	44,610
Payment in cash—special dividend	58,279

Total purchase price	$102,889

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

2. MERGER (Continued)

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

        Pro Forma Financial Information—The following pro forma consolidated results of net income for the six months ended June 30, 2014 and 2013 assume the business combination was completed as of January 1, 2013:

	Six Months Ended June 30,
	2014	2013
	(in thousands, except per share amounts)
Pro forma revenues	$138,916	$128,640
Pro forma net income	$15,489	$14,575
Pro forma basic earnings per share	$0.16	$0.15
Pro forma diluted earnings per share	$0.16	$0.15

        The pro forma amounts include the historical operating results of CIM Urban and PMC Commercial prior to the business combination, with adjustments directly attributable to the business

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

2. MERGER (Continued)

combination. The pro forma results for the six months ended June 30, 2014 exclude transaction costs of $3,046,000 and the $4,918,000 bargain purchase gain recorded on the Acquisition Date.

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        For more information regarding our significant accounting policies and estimates, please refer to "Summary of Significant Accounting Policies" contained in Note 3 to CIM Urban's consolidated financial statements for the year ended December 31, 2013, included in our Current Report on Form 8-K/A dated May 9, 2014.

        Interim Financial Information—The accompanying interim consolidated financial statements of CIM Commercial have been prepared by our management in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to Securities and Exchange Commission ("SEC") rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Our accompanying interim consolidated financial statements should be read in conjunction with CIM Urban's audited consolidated financial statements and the notes thereto, included in our Current Report on Form 8-K/A dated May 9, 2014.

        Principles of Consolidation—The consolidated financial statements include the accounts of CIM Commercial and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

        Investments in real estate are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two testing is based on either the income approach with market discount rate, terminal capitalization rate and rental rate assumptions being most critical, or on the sales comparison approach to similar properties. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment of long-lived assets was recognized during the three and six months ended June 30, 2014 and 2013.

        Loans Receivable—We primarily originate loans to small businesses collateralized by first liens on the real estate of the related business. Loans receivable are carried at their unamortized principal balance less unamortized acquisition discounts and loan loss reserves, if applicable, and adjusted for capitalized loan origination costs. For loans originated under the Small Business Administration's (the "SBA") 7(a) Guaranteed Loan Program (the "SBA 7(a) Program") upon sale of the SBA guaranteed portion of the loans which are accounted for as sales, the unguaranteed portion of the loan retained by us is valued on a fair value basis and a discount is recorded as a reduction in basis of the retained portion of the loan.

        We have a quarterly review process to identify and evaluate potential exposure to loan losses. Loans that require specific identification review are identified based on one or more negative characteristics including, but not limited to, non-payment or lack of timely payment of principal and/or interest or property taxes or deterioration of the physical property. The specific identification process begins with management's evaluation of the estimated fair value of the loan utilizing the present value of the expected future cash flows discounted at the loan's effective interest rate and/or an estimation of underlying collateral values. The probability of loss is then determined based on various factors including our historical experience with similar borrowers and/or individual borrower or collateral characteristics, and in certain circumstances, the strength of the guarantors. The liquidation probability is then applied to the identified loss exposure to determine the general or specific reserve for that loan.

        At the Acquisition Date, the carrying value of our loans was adjusted to estimated fair market value and acquisition discounts of $33,907,000 were recorded, which is being accreted to interest income using the effective interest method. We will establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, the general loan loss reserve uses a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.

        We recognized interest income and fees for the three and six months ended June 30, 2013, related to a first mortgage note on a hotel located near the Los Angeles Airport ("LAX") of $0 and $316,000,

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

respectively. On October 8, 2013, we submitted the highest bid at a foreclosure auction and took possession of the hotel. The mortgage note investment basis was transferred to the property components at their relative fair values on title transfer.

        Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred loan costs and deferred leasing costs. Deferred rent receivable is $50,971,000 and $49,543,000 at June 30, 2014, and December 31, 2013, respectively. Deferred loan costs, which represent legal and third-party fees incurred in connection with our borrowing activities, are capitalized and amortized to interest expense on a straight line basis over the life of the related loan, approximating the effective interest method. Deferred loan costs of $6,315,000 and $5,748,000 are presented net of accumulated amortization of $4,272,000 and $3,620,000 at June 30, 2014, and December 31, 2013, respectively. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight line basis over the terms of the related leases. Deferred leasing costs of $60,368,000 and $55,826,000 are presented net of accumulated amortization of $23,423,000 and $19,891,000 at June 30, 2014, and December 31, 2013, respectively.

        Noncontrolling Interests—Noncontrolling interests represent interests in the various properties not owned by us.

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

        Reclassifications—Certain prior-period amounts have been reclassified to conform with the current-period presentation. For the three and six months ended June 30, 2013, hotel revenues of $10,555,000 and $20,132,000, respectively, have been reclassified to rental and other property income, other income of $1,266,000 and $1,640,000, respectively, has been reclassified to interest and other

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

income, and hotel operating expenses of $7,042,000 and $13,481,000, respectively, have been reclassified to rental and other property operating expenses.

        Recently Issued Accounting Pronouncements—In April 2014, the Financial Accounting Standards Board ("the FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued-operations criteria. The revised guidance is effective prospectively to all disposals (or classifications as held for sale) that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014, with early adoption permitted. Entities are prohibited from applying the new ASU to any component, equity method investment, or acquired business that is classified as held for sale before the adoption date. We early adopted this guidance during the second quarter of 2014, and the adoption did not have a material impact on our consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including the guidance on real estate de-recognition for most transactions. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. The modified approach provides entities relief from having to restate and present comparable prior-year financial statement information; however, entities will still need to evaluate existing contracts as of the date of initial adoption under the ASU to determine whether a cumulative adjustment is necessary. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

4. ACQUISITIONS

        The fair value of real estate acquired is recorded to (1) the acquired tangible assets, consisting of land; land improvements; building and improvements; furniture, fixtures, and equipment; tenant improvements; and (2) identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases and tenant relationships, if any, based in each case on their respective fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market rate loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate. Above-market ground leases are recorded based on the respective fair value of the ground leases.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

4. ACQUISITIONS (Continued)

        During the six months ended June 30, 2014, we acquired a 100% fee-simple interest in an office building located in Los Angeles from an unrelated third party. Built in 1984, the building has approximately 143,000 square feet of rentable space and is located in the Mid-Wilshire submarket of Los Angeles. The acquisition was funded with proceeds from a drawdown on one of CIM Urban's unsecured credit facilities.

Property	Asset Type	Date of Acquisition	Number of Buildings	Rentable Square Feet	Purchase Price
					(in thousands)
4750 Wilshire Blvd., Los Angeles, CA	Office	April 18, 2014	1	143,000	$44,936

        The results of the operations of the property acquired have been included in the consolidated statements of operations from the date of acquisition. The fair value of the assets acquired and liabilities assumed for the above-noted acquisition during the six months ended June 30, 2014 are as follows:

2014 Acquisition
(in thousands)
Land	$16,633
Land improvements	348
Building and improvements	27,947
Tenant improvements	691
Acquired in-place leases(1)	1,087
Acquired below-market leases(2)	(1,770)

Net assets acquired	$44,936

(1)
In-place leases have a weighted average amortization period of 5.0 years.

(2)
Below-market leases have a weighted average amortization period of 5.0 years.

        Acquisition related expenses of $32,000 associated with the acquisition of real estate in 2014 were expensed as incurred during the six months ended June 30, 2014, respectively. No acquisitions of real estate were made during the six months ended June 30, 2013.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

5. INVESTMENTS IN REAL ESTATE

        Investments in real estate consist of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Land	$347,693	$331,060
Land improvements	27,884	27,536
Buildings and improvements	1,486,103	1,454,854
Furniture, fixtures, and equipment	23,332	23,051
Tenant improvements	191,451	183,915
Work in progress	12,137	9,987

	2,088,600	2,030,403
Accumulated depreciation	(377,090)	(348,238)

Net investments in real estate	$1,711,510	$1,682,165

6. LOANS RECEIVABLE

        Loans receivable consist of the following:

June 30, 2014
(in thousands)
Commercial mortgage loans	$120,153
SBA 7(a) loans, subject to secured borrowings	40,039
SBA 7(a) loans	32,998

Loans receivable	193,190
Deferred capitalized costs	129

Net loans receivable	$193,319

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

6. LOANS RECEIVABLE (Continued)

        Aging—The following tables represent an aging of our "Loans Receivable Subject to Credit Risk" (loans receivable less SBA 7(a) loans, subject to secured borrowings as the SBA has guaranteed payment of the principal).

June 30, 2014	Commercial Mortgage Loans		SBA 7(a) Loans		Totals
	(dollars in thousands)
Current	$119,326	99.3%	$32,836	99.5%	$152,162	99.4%
Between 29 and 59 days delinquent	—	—	162	0.5	162	0.1
Between 60 and 89 days delinquent	—	—	—	—	—	—
Over 89 days delinquent	827	0.7	—	—	827	0.5

	$120,153	100.0%	$32,998	100.0%	$153,151	100.0%

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

        Management has classified our Loans Receivable Subject to Credit Risk as follows:

June 30, 2014	Commercial Mortgage Loans		SBA 7(a) Loans		Totals
	(dollars in thousands)
Satisfactory	$116,527	97.0%	$32,368	98.1%	$148,895	97.2%
OAEM	1,947	1.6	—	—	1,947	1.3
Substandard	849	0.7	539	1.6	1,388	0.9
Doubtful	830	0.7	91	0.3	921	0.6

	$120,153	100.0%	$32,998	100.0%	$153,151	100.0%

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

7. OTHER INTANGIBLE ASSETS

        A schedule of the intangible assets and liabilities and related accumulated amortization and accretion as of June 30, 2014, and December 31, 2013, is as follows:

	Assets							Liabilities
June 30, 2014	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Advance Bookings	Franchise Affiliation Fee	Acquired Below-Market Ground Lease	Trade-Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$8,017	$80,732	$4,273	$8,329	$3,936	$11,685	$2,957	$(63,093)
Accumulated amortization	(7,487)	(74,662)	(1,496)	(8,273)	(2,785)	(1,212)	—	53,868

	$530	$6,070	$2,777	$56	$1,151	$10,473	$2,957	$(9,225)

Average useful life (in years)	4	6	8	3	10	84	Indefinite	6

	Assets						Liabilities
December 31, 2013	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Advance Bookings	Franchise Affiliation Fee	Acquired Below-Market Ground Lease	Acquired Below-Market Leases
	(in thousands)
Gross balance	$8,017	$79,645	$4,273	$8,329	$3,936	$11,685	$(61,323)
Accumulated amortization	(7,052)	(73,463)	(1,220)	(8,139)	(2,587)	(1,142)	52,523

	$965	$6,182	$3,053	$190	$1,349	$10,543	$(8,800)

Average useful life (in years)	4	5	8	3	10	84	6

        The amortization of the above-market leases which decreased rental and other property income were $98,000 and $196,000 for the three months ended June 30, 2014 and 2013, respectively and $435,000 and $396,000 for the six months ended June 30, 2014 and 2013, respectively. The amortization of the below-market leases included in rental and other property income were $697,000 and $796,000 for the three months ended June 30, 2014 and 2013, respectively and $1,345,000 and $1,592,000 for the six months ended June 30, 2014 and 2013, respectively. The amortization of in-place leases included in depreciation and amortization expense was $587,000 and $927,000 for the three months ended June 30, 2014 and 2013, respectively and $1,199,000 and $1,874,000 for the six months ended June 30, 2014 and 2013, respectively. Included in depreciation and amortization expense are franchise affiliation fee amortization of $99,000 for each of the three months ended June 30, 2014 and 2013, and $198,000 for each of the six months ended June 30, 2014 and 2013, respectively. The amortization of advance bookings included in depreciation and amortization expense was $67,000 and $0 for the three months ended June 30, 2014 and 2013, respectively and $134,000 and $0 for the six months ended June 30, 2014 and 2013, respectively. Tax abatement amortization of $138,000 for each of the three months ended June 30, 2014 and 2013 and $276,000 for each of the six months ended June 30, 2014 and 2013 are included in rental and other property operating expenses. Amortization of below-market ground lease obligation of $35,000 for each of the three months ended June 30, 2014 and 2013 and $70,000 for each of the six months ended June 30, 2014 and 2013 are included in rental and other property operating expenses.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

7. OTHER INTANGIBLE ASSETS (Continued)

        A schedule of future amortization and accretion of acquisition related intangible assets and liabilities as of June 30, 2014, is as follows:

	Assets						Liabilities
Years Ending December 31,	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Advance Bookings	Franchise Affiliation Fee	Acquired Below-Market Ground Lease	Acquired Below-Market Leases
	(in thousands)
2014 (Six months ending December 31, 2014)	$167	$1,084	$275	$56	$196	$70	$(1,246)
2015	241	1,606	551	—	394	140	(2,435)
2016	88	1,111	551	—	394	140	(2,368)
2017	26	665	551	—	167	140	(2,261)
2018	8	415	551	—	—	140	(824)
Thereafter	—	1,189	298	—	—	9,843	(91)

	$530	$6,070	$2,777	$56	$1,151	$10,473	$(9,225)

8. DEBT

        Information on our debt is as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Mortgage loan with a fixed interest rate of 7.66% per annum, with monthly payments of principal and interest. The loan has a 20-year amortization schedule with a $25,324,000 balance due on December 1, 2015. The loan is nonrecourse.	$27,537	$28,262
Mortgage loan with a fixed interest rate of 4.50% per annum, with monthly payments of interest only for 10 years, and payments of interest and principal starting in February 2022. The loan has a $42,008,000 balance due on January 5, 2027. The loan is nonrecourse.	46,000	46,000
Mortgage loan with a fixed interest rate of 5.56% per annum, with monthly payments of principal and interest. The loan has a 10-year amortization schedule with a $12,288,000 balance due on July 1, 2015. The loan is nonrecourse.	12,590	12,737
Mortgage loan with a fixed interest rate of 6.65% per annum, with monthly payments of principal and interest. The loan has a 25-year amortization schedule with a $21,136,000 balance due on July 15, 2018. The loan is nonrecourse.	33,432	34,755
Mortgage loan with a fixed interest rate of 5.06% per annum, with monthly payments of principal and interest, and a balance of $33,068,000 due on September 1, 2015. The loan is nonrecourse.	34,161	34,583

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

8. DEBT (Continued)

	June 30, 2014	December 31, 2013
	(in thousands)
Mortgage loans with a fixed interest rate of 5.39% per annum, with monthly payments of principal and interest, and a balance of $35,695,000 due on March 1, 2021. The loans are nonrecourse.	40,850	41,170
Mortgage loan with a fixed interest rate of 5.18% per annum, with monthly payments of principal and interest, and a balance of $26,232,000 due on June 5, 2021. The loan is nonrecourse.	30,555	30,812

	225,125	228,319
Premiums and discounts on assumed mortgages	2,373	2,786

Total Mortgages Payable	227,498	231,105

Secured borrowing principal on loans sold for a premium and excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 3.99%	32,057	—
Secured borrowing principal on loans sold for excess spread, variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 1.58%	5,153	—

	37,210	—
Premiums on loans sold for a premium and excess spread	3,024	—

Total Secured borrowings—government guaranteed loans	40,234	—

Junior subordinated notes with a variable interest rate which resets quarterly based on the 90-day LIBOR plus 3.25%, with quarterly interest payments due. Balance due at maturity on March 30, 2035.	27,070	—
Term note with a fixed interest rate of 2.74%, principal and interest due at maturity on September 10, 2014.	20,000	—
Unsecured revolving line of credit with variable interest rate of prime less 50 basis points, with monthly interest payments due. Matures June 30, 2015.	700	—
Unsecured revolving lines of credit	288,000	164,000

	335,770	164,000
Discount on junior subordinated notes	(2,199)	—

Total Other	333,571	164,000

Total Debt	$601,303	$395,105

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

8. DEBT (Continued)

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

        CIM Commercial's $20,000,000 term note and $25,000,000 unsecured revolving line of credit have covenants including a covenant requiring an asset coverage test (eligible loans receivable) for balances outstanding under its revolving credit facility of 3.00 times. To the extent the term note is repaid, credit availability under the revolving credit facility will increase to $40,000,000. As of June 30, 2014, $24,300,000 was available for future borrowing.

        In February 2012, CIM Urban entered into an unsecured revolving line of credit with a bank syndicate, which allows for maximum borrowings of $100,000,000. Borrowings under the line of credit are limited by certain borrowing base calculations. Outstanding advances under the line of credit bore interest at the base rate, as defined, plus 0.75% to 1.50% or LIBOR plus 1.75% to 2.50%, depending on the maximum consolidated leverage ratio, as defined, until August 2013. In August 2013, the unsecured revolving line was amended, and outstanding advances under the line bear interest at the base rate, as defined, plus 0.25% to 0.85% or LIBOR plus 1.25% to 1.85%, depending on the maximum consolidated leverage ratio, as defined. The line of credit is also subject to an unused commitment fee of 0.25% or 0.35% depending on the amount of aggregate unused commitments. The line of credit matures in February 2016, with a one-year extension option under certain conditions. As of both June 30, 2014, and December 31, 2013, $100,000,000 was outstanding under the line of credit, and $0, was available for future borrowings.

        In August 2013, CIM Urban entered into another unsecured revolving credit facility with a syndicate of banks. The credit facility provides an additional $125,000,000 of borrowing capacity that was increased to $150,000,000. CIM Urban amended the facility in April 2014 to further increase the maximum aggregate borrowing capacity under the revolving credit facility to $200,000,000. Borrowings under the revolving credit facility are limited by certain borrowing base calculations. Outstanding advances under the revolving credit facility bear interest at the base rate, as defined, plus 0.25% to 0.85% or LIBOR plus 1.25% to 1.85%, depending on the maximum consolidated leverage ratio, as defined. The revolving credit facility is also subject to an unused commitment fee of 0.25% or 0.35% depending on the amount of aggregate unused commitments. The revolving credit facility originally matured in February 2014, and was recently extended to October 10, 2014. As of June 30, 2014, and December 31, 2013, $188,000,000 and $64,000,000, respectively, was outstanding under the revolving credit facility, and $12,000,000 and $61,000,000, respectively, was available for future borrowings.

        At June 30, 2014 and December 31, 2013, CIM Commercial and CIM Urban were either in compliance with all of their respective financial covenants or had obtained waivers from the relevant lenders with respect to such compliance.

        We are currently in negotiations with two banks, as joint lead arrangers, to finalize an unsecured term loan and a revolving credit facility of $550,000,000, with an accordion feature which would

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

8. DEBT (Continued)

increase the maximum aggregate facilities to $850,000,000. We intend to use the proceeds of these new facilities to repay all of our outstanding term and revolving credit facilities. We expect to close the new term loan and revolving credit facilities by the end of the third quarter of 2014. However, there can be no assurance that our negotiation of the new term and revolving credit facilities will be successful or that the closing of these new facilities will occur in the time frame described above. In addition, if the new term and revolving credit facilities fail to close for any reason or closing is delayed substantially beyond the time frame described above, there can be no assurances we will be able to successfully negotiate an extension of our existing credit facilities or any increased maximum availability. However, we believe other financing sources would be available to us.

        At June 30, 2014, and December 31, 2013, accrued interest and unused commitment fee payable of $1,155,000 and $1,017,000, respectively, is included in accounts payable and accrued expenses.

        Future principal payments on our debt (face value) at June 30, 2014 are as follows:

Years Ending December 31,	Secured Borrowings Principal(1)	Mortgages Payable	All Other Principal(2)	Total
	(in thousands)
2014 (Six months ending December 31, 2014)	$575	$3,278	$208,000	$211,853
2015	1,180	77,055	700	78,935
2016	1,220	4,354	100,000	105,574
2017	1,263	4,642	—	5,905
2018	1,309	24,300	—	25,609
Thereafter	31,663	111,496	27,070	170,229

	$37,210	$225,125	$335,770	$598,105

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

9. STOCK-BASED COMPENSATION PLANS

        As of the Acquisition Date, we had 19,700 options outstanding under stock-based compensation plans. The options are fully vested, and were repriced as of the Acquisition Date. Of these options, 14,500 were exercised during the six months ended June 30, 2014 for proceeds of approximately $201,000.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

9. STOCK-BASED COMPENSATION PLANS (Continued)

        We granted 11,850 options on June 12, 2014 at an exercise price of $23.16 (the closing price of our Common Stock on such date). The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Assumptions
Expected term (years)	3.0
Risk-free interest rate	0.94%
Expected dividend yield	3.78%
Expected volatility	9.37%
Expected forfeiture rate	1.0%

        The expected term of the options granted represents the period of time that the options are expected to be outstanding and was based on historical data. The risk-free rate was based on the three-year U.S. Treasury rate corresponding to the expected term of the options. We used historical information to determine our expected volatility and forfeiture rate. We recorded compensation expense of $8,000 during the three and six months ended June 30, 2014 related to this option grant.

        On April 28, 2014, our stockholders approved the First Amendment to the PMC Commercial Trust 2005 Equity Incentive Plan (the "Plan Amendment") to increase the aggregate number of shares of Common Stock thereunder from 100,000 to 300,000 shares and increase the annual limitation on restricted Common Stock grants to all independent directors in the aggregate to 100,000 restricted shares of Common Stock and to each executive officer to no more than 4,000 restricted shares of Common Stock during any fiscal year. On March 11, 2014, we granted Common Stock awards of 2,000 restricted shares of Common Stock to each of the independent members of the board of directors (the "Board of Directors") (6,000 in aggregate) which awards were effective upon the receipt of stockholder approval of the Plan Amendment. The shares of Common Stock vest based on a year of continuous service. Compensation expense related to these restricted shares of Common Stock is being recognized over the vesting period. We recorded compensation expense of $31,000 during the three and six months ended June 30, 2014 related to these restricted shares of Common Stock.

        We issued an aggregate of 2,000 restricted shares of Common Stock to two of our executive officers on May 6, 2014. The restricted shares of Common Stock vest based on two years of continuous service with one-third of the shares of Common Stock vesting immediately upon issuance and one-third vesting at the end of each of the next two years. Compensation expense related to these restricted shares of Common Stock is being recognized over the vesting period. We recognized compensation expense of $19,000 during the three and six months ended June 30, 2014 related to these restricted shares of Common Stock.

        In accordance with the employment agreements of two of our executive officers, to the extent the executive is employed by us on January 1, 2016 and such executive is not entitled to any disability, death or severance payments, the executive would be awarded restricted shares of Common Stock as a retention bonus which would vest immediately upon grant. In aggregate, the executive officers would receive 105,000 Common Stock awards. We recorded compensation expense of $315,000 during the three and six months ended June 30, 2014 related to these Common Stock awards.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

9. STOCK-BASED COMPENSATION PLANS (Continued)

        As of June 30, 2014, there was $2,017,000 of total unrecognized compensation expense related to shares of Common Stock which will be recognized over the next two years.

10. EARNINGS PER SHARE ("EPS")

        The computations of basic EPS are based on our weighted average shares outstanding. During the three and six months ended June 30, 2014, the weighted average shares outstanding were increased by 5,000 and 6,000 shares, respectively, to reflect the dilutive effect of stock options. Not included in the computation of diluted EPS were outstanding options to purchase 11,850 shares of Common Stock during the three and six months ended June 30, 2014, because the options' exercise prices were greater than the average market price of the shares.

        For purposes of calculating basic EPS for the three and six months ended June 30, 2013, the 65,028,571 shares of preferred stock issued in connection with the Merger have been assumed to have been converted into 91,039,999 shares of Common Stock. As of the Acquisition Date, a subsidiary of CIM Urban REIT had agreed to vote its 97.8% post-Merger ownership of CIM Commercial in favor of an increase in the number of authorized CIM Commercial shares of Common Stock to one billion, thereby satisfying the condition for the automatic conversion of these shares. The actual conversion of the shares of preferred stock to shares of Common Stock occurred on April 29, 2014.

11. DIVIDENDS DECLARED

        CIM Urban declared distributions to its partners of $16,100,000 prior to the Acquisition Date ($0.1685 per share of Common Stock, as converted). In addition, dividends of $59,286,000 ($27.975 per share of Common Stock) were paid to the PMC Commercial stockholders, which includes the $27.50 per share of Common Stock special dividend plus the $0.475 pro rata portion of PMC Commercial's regular quarterly cash dividend.

        On March 24, 2014, we declared a common share dividend of $0.05 per share of Common Stock and a preferred dividend of $0.0403 per share of preferred stock ($0.0285 per share of Common Stock as converted) which were paid on March 28, 2014.

        On April 28, 2014, we declared a dividend in the aggregate amount of $1,964,000 to the preferred stockholders ($0.0302 per share of preferred stock and $0.0215 per share of Common Stock, as converted) in connection with the conversion of shares of preferred stock to shares of Common Stock, which was paid on June 27, 2014.

        On June 12, 2014, we declared a common share dividend of $0.21875 per share of Common Stock which was paid on June 27, 2014.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

        A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability. The hierarchy for inputs used in measuring fair value is as follows:

          Level 1 Inputs—Quoted prices in active markets for identical assets or liabilities

          Level 2 Inputs—Observable inputs other than quoted prices in active markets for identical assets and liabilities

          Level 3 Inputs—Unobservable inputs

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

        The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on our consolidated balance sheets were as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
	(in thousands)
Assets:
Loans Receivable Subject to Credit Risk	$153,254	$153,362	$—	$—	3
SBA 7(a) loans receivable, subject to secured borrowings	40,065	40,302	—	—	3
Liabilities:
Secured borrowings—government guaranteed loans	40,234	40,234	—	—	3
Unsecured revolving lines of credit and revolving facility	288,700	288,700	164,000	164,000	3
Term note	20,000	20,000	—	—	3
Junior subordinated notes	24,871	24,871	—	—	3
Mortgages payable	227,498	234,292	231,105	231,250	3

        Management's estimation of the fair value of our financial instruments is based on a Level 3 valuation in the fair value hierarchy established for disclosure of how a company values its financial instruments. In general, quoted market prices from active markets for the identical financial instrument (Level 1 inputs), if available, should be used to value a financial instrument. If quoted prices are not available for the identical financial instrument, then a determination should be made if Level 2 inputs are available. Level 2 inputs include quoted prices for similar financial instruments in active markets for identical or similar financial instruments in markets that are not active (i.e., markets in which there are few transactions for the financial instruments, the prices are not current, price quotations vary substantially, or in which little information is released publicly). There is limited reliable market information for our financial instruments and we utilize other methodologies for valuation purposes

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

        Loans Receivable Subject to Credit Risk—Loans receivable were initially recorded at estimated fair value at the Acquisition Date. Loans receivable originated subsequent to the Acquisition Date are recorded at cost upon origination and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions including discount rates ranging from 8.50% to 15.00%, prepayment speeds of 15.00% and potential credit deterioration ranging from 0% to 1.50%. Significant increases (decreases) in any of these inputs in isolation would result in significantly lower (higher) fair value measurements. In the absence of a readily ascertainable market value, the estimated value of our loans receivable will differ from the values that would be placed on the portfolio if a ready market for the loans receivable existed.

        SBA 7(a) loans receivable, subject to secured borrowings—Represents the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as a liability on our consolidated balance sheet. There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal. In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows taking into consideration the lack of credit risk using a prepayment rate of 15.00%.

        Junior subordinated notes—The fair value of the junior subordinated notes is estimated based on a current interest rates available for debt instruments with similar terms. Discounted cash flow analysis is generally used to estimate the fair value of our junior subordinated notes. The rate used was 3.83% at June 30, 2014.

        Secured borrowings—government guaranteed loans—The fair value of secured borrowings—government guaranteed loans approximates current market interest rates. Includes the unamortized deferred cash premiums collected on the sale of the government guaranteed portions of the related loans.

        Revolving credit facility, unsecured revolving lines of credit and term note—The carrying amount is a reasonable estimation of fair value as the interest rate on the revolving credit facility and revolving lines of credit are variable and are at a current market interest rate. In addition, the term note and revolving credit facility are short-term.

        Mortgage notes payable—The fair values of mortgage notes are estimated based on current interest rates available for debt instruments with similar terms. The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

the fair value of our mortgages payable, using rates ranging from 4.10% to 4.35% at June 30, 2014 and 4.85% to 5.00% at December 31, 2013.

13. RELATED-PARTY TRANSACTIONS

        CIM Urban REIT Management, LP (the "Management Company"), an affiliate of CIM Urban REIT, provides asset management services to CIM Urban. For these services, CIM Urban pays asset management fees to the Management Company, on a quarterly basis, in arrears. The fee is calculated as a percentage of the daily average gross fair value of our investments, as defined, as follows:

Daily Average Gross Fair Value of CIM Urban' Investments
		Quarterly Fee Percentage
From Greater of	To and Including
(in thousands)
$—	$500,000	0.2500%
500,000	1,000,000	0.2375%
1,000,000	1,500,000	0.2250%
1,500,000	4,000,000	0.2125%
4,000,000	20,000,000	0.1000%

        The Management Company earned asset management fees of $5,798,000 and $5,431,000 for the three months ended June 30, 2014 and 2013, respectively and $11,479,000 and $10,840,000 for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014, and December 31, 2013, asset management fees of $5,898,000 and $5,426,000, respectively, were due to the Management Company.

        CIM Management, Inc. and certain of its affiliates (collectively, the "CIM Management Entities"), all affiliates of CIM Urban REIT, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $1,272,000 and $1,215,000 for the three months ended June 30, 2014 and 2013, respectively and $2,531,000 and $2,362,000 for the six months ended June 30, 2014 and 2013, respectively. CIM Urban also reimbursed the CIM Management Entities $1,749,000 and $955,000 during the three months ended June 30, 2014 and 2013, respectively and $3,793,000 and $2,344,000 during the six months ended June 30, 2014 and 2013, respectively, for the cost of on-site personnel incurred on behalf of CIM Urban, which is included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $839,000 and $11,000 for the three months ended June 30, 2014 and 2013, respectively and $1,351,000 and $297,000 for the six months ended June 30, 2014 and 2013, respectively, which were capitalized to deferred charges. In addition, the CIM Management Entities earned development management fees of $157,000 and $158,000 for the three months ended June 30, 2014 and 2013, respectively and $244,000 and $294,000 for the six months ended June 30, 2014 and 2013, respectively, which were capitalized to investments in real estate.

        At June 30, 2014 and December 31, 2013, fees payable and expense reimbursements due to the CIM Management Entities of $2,408,000 and $1,445,000, respectively, are included in due to related parties. Also included in due to related parties as of June 30, 2014, and December 31, 2013, is

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

13. RELATED-PARTY TRANSACTIONS (Continued)

$(12,000) and $(64,000), respectively, due to (from) the CIM Management Entities and related parties. We have also entered into contracts with third-party property management companies.

        Certain of these management companies also provide leasing and development management services, for which they are compensated in accordance with the agreements. Management fees incurred to third-party management companies related to the rental properties totaled $419,000 and $344,000 for the three months ended June 30, 2014 and 2013, respectively and $811,000 and $672,000 for the six months ended June 30, 2014 and 2013, respectively, which were included in rental and other property operating expenses.

        On the Acquisition Date, pursuant to the terms of the Merger Agreement, CIM Commercial and its lending subsidiaries entered into the Master Services Agreement (the "Master Services Agreement") with CIM Service Provider, LLC (the "Manager") pursuant to which the Manager agrees to provide or arrange for other service providers to provide management and administration services to CIM Commercial and its subsidiaries following the Merger. Pursuant to the Master Services Agreement, CIM Commercial pays a base service fee (the "Base Service Fee") to the Manager equal to $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. The Base Service Fee began to accrue on the Acquisition Date and was pro-rated based on the number of days during the first quarter in which the Master Services Agreement was in effect. For the three and six months ended June 30, 2014, the Manager earned a Base Service Fee of $250,000 and $306,000, respectively. In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. During the six months ended June 30, 2014, such services performed by the Manager included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources and corporate communications. The Manager's compensation is based on the salaries and benefits of the employees of the Manager and/or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). For the three and six months ended June 30, 2014, we expensed $290,000 for such services. At June 30, 2014, $596,000 was due to the Manager.

14. COMMITMENTS AND CONTINGENCIES

        Loan Commitments—Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund loans were $26,200,000 at June 30, 2014, the majority of which were for prime-based loans to be originated by our SBA 7(a) subsidiary, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

        General—In connection with the ownership and operation of real estate properties, we have certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

14. COMMITMENTS AND CONTINGENCIES (Continued)

        Employment Agreements—We have employment agreements with two of our executive officers. Under certain circumstances, as defined within the agreements, the agreements provide for (1) severance compensation or change in control payments to the executive officer in an amount equal to 2.99 times the average of the last three years annual compensation paid to the executive officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual salary paid to the executive officer. In addition, to the extent the executive is employed by us on January 1, 2016 and such executive is not entitled to any disability, death or severance payments, the executive would receive restricted share awards as a retention bonus which would vest immediately upon grant. In aggregate, the executive officers would receive 105,000 share awards.

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

        CIM Commercial and CIM Urban REIT entered into various agreements with the plaintiffs to settle their claims, which agreements were effective as of January 28, 2014 and were approved by the court on April 4, 2014 (the "Settlement Agreement"). Under the terms of the Settlement Agreement, the Manager entered into a trading plan (the "Trading Plan") designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934 to provide for the purchase of up to 550,000 shares of CIM Commercial Common Stock at prices up to $25.00 per share. The Trading Plan commenced on March 12, 2014 and will, in general, expire on the date that 550,000 shares of CIM Commercial Common Stock have been purchased or August 10, 2014, whichever is earlier. Pursuant to the Trading Plan, which expires on August 10, 2014, the Manager acquired approximately 248,000 shares of Common Stock through July 31, 2014. Additionally, CIM Commercial agreed to be responsible for providing and administering notice of the class action settlement to the members of the settlement class and pay for all reasonable costs incurred in providing such notice. As a result of the settlement, CIM Commercial agreed to payment of attorney's fees and expenses of plaintiffs' counsel of $772,000. In addition, pursuant to the terms of the Settlement Agreement, the Manager agreed to purchase up to 100,000 shares of CIM Commercial Common Stock owned by REIT Redux and its other "reporting persons", at a price of $25.00 per share, if requested by REIT Redux to do so at any time from July 10, 2014 until August 10, 2014. Pursuant to the request of REIT Redux, the Manager expects to complete the acquisition of the 100,000 shares in August 2014.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

14. COMMITMENTS AND CONTINGENCIES (Continued)

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

        Rent expense under this lease, which includes straight line rent and amortization of acquired below-market ground lease, was $438,000 for the three months ended June 30, 2014 and 2013, respectively and $876,000 for the six months ended June 30, 2014 and 2013, respectively. We record rent expense on a straight line basis. Straight line rent liability of $10,450,000 and $9,863,000 is included in other liabilities in the accompanying consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively.

        We lease office space in Dallas, Texas under a lease which expires in May 2018. For the three and six months ended June 30, 2014, rent expense under the lease was $49,000 and $65,000, respectively. Straight line rent liability of $33,000 is included in other liabilities in the accompanying consolidated balance sheet as of June 30, 2014.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

14. COMMITMENTS AND CONTINGENCIES (Continued)

        Scheduled future noncancelable minimum lease payments at June 30, 2014 are as follows:

Years Ending December 31	(in thousands)
2014 (Six months ending December 31, 2014)	$345
2015	616
2016	743
2017	749
2018	607
Thereafter	129,031

$132,091

15. FUTURE MINIMUM LEASE RENTALS

        Future minimum rental revenues under long-term operating leases at June 30, 2014, excluding tenant reimbursements of certain costs, are summarized as follows:

Years Ending December 31	Governmental Tenants	Other Tenants	Total
	(in thousands)
2014 (Six months ending December 31, 2014)	$29,019	$42,666	$71,685
2015	46,321	85,064	131,385
2016	43,517	80,066	123,583
2017	40,356	75,065	115,421
2018	39,057	52,595	91,652
Thereafter	172,747	218,261	391,008

	$371,017	$553,717	$924,734

16. CONCENTRATIONS

        Tenant Revenue Concentrations—Rental revenues from the U.S. General Services Administration and other government agencies (collectively, "Governmental Tenants"), which primarily occupy properties located in Washington, D.C., accounted for approximately 24.5%, and 27.4% of our rental and other property income for the three months ended June 30, 2014 and 2013, respectively and 25.1%, and 27.5% for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014, and December 31, 2013, $6,145,000 and $5,596,000, respectively, is due from Governmental Tenants (see Note 15).

        Geographical Concentrations of Investments in Real Estate—As of June 30, 2014, and December 31, 2013, we owned 20 and 19 office properties, respectively, five multifamily properties, and three hotel properties, located in four states and Washington, D.C.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

16. CONCENTRATIONS (Continued)

        Our revenues concentration from properties for the periods ended June 30, 2014 and 2013, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
California	60.2%	57.3%	60.3%	57.3%
North Carolina	6.1	6.6	5.6	6.5
Texas	7.7	8.2	7.7	8.1
New York	2.1	2.1	2.1	2.2
Washington, D.C.	23.9	25.8	24.3	25.9

	100.0%	100.0%	100.0%	100.0%

        Our real estate investments concentration from properties as of June 30, 2014, and December 31, 2013, are as follows:

	June 30, 2014	December 31, 2013
California	51.7%	50.5%
North Carolina	5.5	5.6
Texas	7.5	7.7
New York	3.6	3.7
Washington, D.C.	31.7	32.5

	100.0%	100.0%

        Concentration of loans receivable—Substantially all of our interest income is generated from loans collateralized by hospitality properties. At June 30, 2014, our loans receivable were 94.4% concentrated in the hospitality industry. In addition, at June 30, 2014, 12.7% of our loans were collateralized by properties in Texas and 10.5% of our loans were collateralized by properties in Virginia. No other state had a concentration of 10.0% or greater of our loans receivable at June 30, 2014.

17. SEGMENT DISCLOSURE

        In accordance with ASC Topic 280, Segment Reporting, our reportable segments consist of three types of commercial real estate properties, namely, office properties, hotel properties (which included an investment in a note receivable secured by a hotel property during the three and six months ended June 30, 2013) and multifamily properties, as well as a segment for our lending operations. Management internally evaluates the operating performance and financial results of the segments based on net operating income. We also have certain general and administrative level activities, including public company expenses, legal, accounting, tax preparation, that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to the audited consolidated financial statements of CIM Urban for the year ended December 31, 2013 included in our current report on Form 8-K/A filed on May 9, 2014.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

17. SEGMENT DISCLOSURE (Continued)

        We evaluate the performance of our segments based on net operating income for our real estate segment, defined as: rental and other property income and tenant reimbursements less property and related expenses, and excludes other nonproperty income and expenses, interest expense, depreciation and amortization, corporate related general and administrative expenses, and transaction costs. For the lending segment, we define net operating income as interest income net of interest expense and expense for back-office operations and general overhead expenses such as administration and

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

17. SEGMENT DISCLOSURE (Continued)

accounting. The net operating income of our reportable segments for the three and six months ended June 30, 2014 and 2013, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014(1)	2013
	(in thousands)
Office properties:
Revenues	$45,181	$44,137	$88,455	$87,597

Property expenses:
Operating	17,933	16,192	35,586	32,494
General and administrative	76	254	392	354

Total property expenses	18,009	16,446	35,978	32,848

Segment net operating income—office	27,172	27,691	52,477	54,749

Hotel properties:
Revenues	14,798	10,624	29,137	20,571

Property expenses:
Operating	9,923	7,125	19,769	13,653
General and administrative	36	83	73	162

Total property expenses	9,959	7,208	19,842	13,815

Segment net operating income—hotel	4,839	3,416	9,295	6,756

Multifamily properties:
Revenues	5,208	5,077	10,192	9,978

Property expenses:
Operating	2,583	1,915	4,670	3,806
General and administrative	54	35	79	42

Total property expenses	2,637	1,950	4,749	3,848

Segment net operating income—multifamily	2,571	3,127	5,443	6,130

Lending:
Revenues	6,271	—	7,797	—

Lending expenses:
Interest expense	635	—	897	—
General and administrative	1,253	—	1,658	—

Total lending expenses	1,888	—	2,555	—

Segment net operating income—lending	4,383	—	5,242	—

Total segment net operating income	$38,965	$34,234	$72,457	$67,635

(1)
The lending segment operations are included for the period from the Acquisition Date to June 30, 2014.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

17. SEGMENT DISCLOSURE (Continued)

        A reconciliation of segment net operating income to net income for the three and six months ended June 30, 2014 and 2013, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Total segment net operating income	$38,965	$34,234	$72,457	$67,635
Interest	(4,304)	(4,725)	(8,259)	(9,402)
General and administrative	(2,191)	(343)	(2,587)	(699)
Asset management fees and other fees to related parties	(6,338)	(5,431)	(12,075)	(10,840)
Transaction costs	(32)	(1,394)	(500)	(1,394)
Depreciation and amortization	(17,286)	(17,533)	(33,915)	(34,670)

	8,814	4,808	15,121	10,630
Bargain purchase gain	—	—	4,918	—

Income before provision for income taxes	8,814	4,808	20,039	10,630
Provision for income taxes	(300)	—	(308)	—

Net income	8,514	4,808	19,731	10,630
Net income attributable to noncontrolling interests	(115)	(113)	(113)	(109)

Net income attributable to stockholders	$8,399	$4,695	$19,618	$10,521

        The condensed assets for each of the segments as of June 30, 2014 and December 31, 2013, along with capital expenditures and originations for the six months ended June 30, 2014 and 2013, are as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Condensed assets:
Office properties	$1,518,743	$1,481,757
Hotel properties	174,898	174,263
Multifamily properties	171,283	173,985
Lending	204,933	—
Non-segment assets	2,841	4,472

Total assets	$2,072,698	$1,834,477

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

17. SEGMENT DISCLOSURE (Continued)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Capital expenditures(1):
Office properties	$11,428	$6,830
Hotel properties	721	1,504
Multifamily properties	429	827

Total capital expenditures	12,578	9,161

Originations	25,191	—

Total capital expenditures and originations	$37,769	$9,161

(1)
Represents additions and improvements to real estate investments, excluding acquisitions.

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

        The following discussion of our financial condition at June 30, 2014 and results of operations for the three and six months ended June 30, 2014 and 2013 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 and the audited consolidated financial statements of CIM Urban for the year ended December 31, 2013, included in our current report on Form 8-K/A filed on May 9, 2014. For a more detailed description of the risks affecting our financial condition and results of operations, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

        All references to Common Stock and related per share data have been adjusted in this Form 10-Q to reflect the reverse stock split.

EXECUTIVE SUMMARY

The Merger

        On July 8, 2013, our predecessor, PMC Commercial, entered into the Merger Agreement with CIM Urban REIT and subsidiaries of the respective parties. The Merger Agreement provided for the business combination of CIM Urban REIT's wholly owned subsidiary, CIM Urban and PMC Commercial. Pursuant to the Merger Agreement, an affiliate of CIM Urban REIT received approximately 4.4 million shares of newly-issued PMC Commercial Common Stock and approximately 65.0 million shares of newly-issued PMC Commercial preferred stock. Following the Merger and subsequent increase in our authorized number of shares, each share of preferred stock was converted into 1.4 shares of PMC Commercial Common Stock, resulting in the issuance of approximately 95.4 million shares of Common Stock in the aggregate in connection with the Merger, representing approximately 97.8% of PMC Commercial's outstanding shares of Common Stock. All shares of PMC Commercial Common Stock that were outstanding immediately prior to the Merger continue to remain outstanding following the Merger. In addition, stockholders of record of PMC Commercial at the close of the business day prior to the Acquisition Date received a special cash dividend of $27.50 per share of Common Stock plus that pro-rata portion of PMC Commercial's regular quarterly cash dividend accrued through the Acquisition Date, each of which was paid March 25, 2014. The Merger was completed on March 11, 2014. Upon completion of the Merger, PMC Commercial became the parent of CIM Urban, previously the operating subsidiary of CIM Urban REIT. PMC Commercial reincorporated from Texas to Maryland on April 28, 2014 and, on the same day, changed its name from "PMC Commercial Trust" to "CIM Commercial Trust Corporation".

        The Merger was accounted for as a reverse acquisition under the acquisition method of accounting with CIM Urban considered to be the accounting acquirer based upon the terms of the Merger Agreement. Accordingly, the acquired assets and liabilities of PMC Commercial acquired on March 11, 2014 are included in the consolidated balance sheet as of June 30, 2014 and the results of its operations and cash flows are included in the consolidated statements of operations and comprehensive income and cash flows for the period from the Acquisition Date through June 30, 2014.

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

        Our real estate business is managed by an affiliate of CIM Group, Inc. ("CIM"). CIM is an integrated, full-service real estate and infrastructure fund manager with multi-disciplinary expertise and in-house research, acquisition, investment, development, finance, leasing, and management capabilities. CIM is headquartered in Los Angeles and has offices in Oakland, California; Bethesda, Maryland; and New York, New York.

        We seek attractive risk-adjusted returns by exploiting the power of the CIM platform. Over time, we seek to expand our real estate holdings in communities targeted by CIM for investment, supported by CIM's broad real estate investment capabilities, as part of our plan to prudently grow market value and earnings.

Properties

        As of June 30, 2014, CIM Urban's investments consisted of (i) 20 office properties comprising approximately 5.5 million rentable square feet, (ii) five multifamily properties comprising 930 units, (iii) three hotels comprising 1,070 rooms, (iv) three parking garages, two of which have street level retail space, and (v) one development site.

Strategy

        CIM's community qualification process serves as the foundation for our investment strategy. CIM targets high barrier-to-entry markets and submarkets with high population density and applies rigorous research to qualify for potential investments. Since 1994, CIM has qualified 95 communities in high barrier-to-entry markets and has deployed capital in 47 of these communities. The qualification process generally takes between six months and five years and is a critical component of CIM's investment evaluation. CIM examines the characteristics of a community to determine whether the community justifies the extensive efforts CIM undertakes in reviewing and making potential investments in these qualified communities. Qualified communities generally fall into one of two categories: (1) transitional urban districts and (2) well-established, thriving urban areas (typically major central business districts ("CBDs")).

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

Funds from Operations ("FFO")

        We believe that FFO is a widely recognized and appropriate measure of the performance of a REIT and that it is frequently used by security analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO represents net income (loss), computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of real estate, real estate depreciation and amortization (other than amortization of deferred financing costs), and after adjustments for noncontrolling interests. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT").

        Like any metric, FFO should not be used as the only measure of our performance, because it excludes depreciation and amortization and captures neither the changes in the value of our real estate properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our operating results. Other REITs may not calculate FFO in accordance with NAREIT, accordingly, our FFO may not be comparable to those other REITs' FFO. Therefore, FFO should be considered only as a supplement to net income as a measure of our performance and should not be used as a supplement to or substitute measure for cash flow from operating activities computed in accordance with U.S. GAAP. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends.

        The following table sets forth a reconciliation of net income to FFO computed in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net income attributable to stockholders	$8,399	$4,695	$19,618	$10,521
Depreciation and amortization	17,286	17,533	33,915	34,670
Net income attributable to noncontrolling interests	115	113	113	109

FFO	$25,800	$22,341	$53,646	$45,300

        Total FFO increased to $25,800,000, or by 15.5%, for the three months ended June 30, 2014, compared to $22,341,000 for the three months ended June 30, 2013. The increase was primarily attributable to $4,383,000 from the operations of the lending business for the period from April 1, 2014 to June 30, 2014, a decrease in transaction costs of $1,362,000, which mainly represented costs related to the Merger, offset by an increase of $1,848,000 in corporate general and administrative expenses due to operating in a public environment, and an increase of $300,000 in provision for income taxes.

        Total FFO increased to $53,646,000, or by 18.4%, for the six months ended June 30, 2014, compared to $45,300,000 for the six months ended June 30, 2013. The increase was primarily attributable to a non-cash bargain purchase gain of $4,918,000, an increase of $5,242,000 from the operations of the lending business for the period from the Acquisition Date to June 30, 2014, offset by an increase of $1,888,000 in corporate general and administrative expenses due to operating in a public environment.

Rental Rate Trends

        Office Rental Rates:    The following table sets forth the annualized rent per leased square foot across our office portfolio as of the specified periods:

	As of June 30,
	2014	2013
Annualized rent per leased square foot(1)	$35.41	$35.47

(1)
Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements for the twelve months ended June 30, 2014 and 2013 were approximately $12,000,000 and $11,800,000, respectively. Where applicable, annualized rent has been converted from triple net to gross by adding expense reimbursements to base rent, based on reimbursements for the applicable period, multiplied by twelve. Annualized rent for certain office properties includes rent attributable to retail and parking.

        Over the next four quarters, we expect to see expiring cash rents as set forth in the table below:

	For the Three Months Ended
	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
Expiring Cash Rents:
Expiring square feet(1)	241,680	213,694	120,748	123,972
Expiring rent per square foot(2)	$40.76	$47.78	$39.19	$35.32

(1)
All month-to-month tenants are included in the expiring leases in the first quarter listed.

(2)
Represents gross monthly base rent, as of June 30, 2014, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been converted from triple net to gross by adding expense reimbursements to base rent.

        Multifamily Rates:    The following table sets forth the monthly rent per leased unit across our multifamily portfolio for the specified periods:

	As of June 30,
	2014	2013
Monthly rent per leased unit(1)	$1,853	$1,781

(1)
Represents gross monthly base rent under leases as of the specified period, divided by leased units. This amount reflects total cash rent before concessions.

        Occupancy Rates:    The following table sets forth the occupancy rates across our office and multifamily real estate portfolios as of the specified periods:

	As of June 30,
	2014	2013
Office portfolio	82.1%	86.3%
Multifamily portfolio	96.6%	96.3%

        Hotel Statistics:    The following table sets forth the occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") for the hotel portfolio for the specified periods:

	For the Six Months Ended June 30,
	2014	2013
Rental Rate Trends—Hotel Statistics(1)
Occupancy	82.3%	77.4%
ADR	$122.51	$134.36
RevPAR	$100.83	$104.03

(1)
The six months ended June 30, 2013 statistics exclude LAX Holiday Inn which CIM Urban took possession of through foreclosure in October 2013. Excluding LAX Holiday Inn from the hotel statistics for the six months ended June 30, 2014, the occupancy, ADR, and RevPAR would have been 77.7%, $144.68, and $112.37, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Overview

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Total revenues	$71,458	$59,838	$11,620	19.4%
Total expenses	$62,644	$55,030	$7,614	13.8%
Net income	$8,514	$4,808	$3,706	77.1%

        Net income increased during the three months ended June 30, 2014 primarily due to the operations of the lending segment of $4,383,000, a decrease in transaction costs of $1,362,000, which mainly represented costs related to the Merger, offset by an increase of $1,848,000 in corporate general and administrative expenses due to operating in a public environment, and an increase of $300,000 in provision for income taxes.

        CIM Commercial operates in four segments: office properties, hotel, multifamily and lending. Set forth and described below are summary segment results for our four segments for the specified periods.

Summary Segment Results

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Revenues:
Office properties	$45,181	$44,137	$1,044	2.4%
Hotel	14,798	10,624	4,174	39.3%
Multifamily	5,208	5,077	131	2.6%
Lending	6,271	—	6,271	—
Expenses:
Office properties	18,009	16,446	1,563	9.5%
Hotel	9,959	7,208	2,751	38.2%
Multifamily	2,637	1,950	687	35.2%
Lending	1,888	—	1,888	—

Revenues

        Office Properties Revenue:    Revenues include rental revenues from office properties, expense reimbursements and lease termination income. Total office property revenues increased to $45,181,000, or 2.4%, for the second quarter of 2014 compared to $44,137,000 for the second quarter of 2013, primarily due to revenues related to the office property acquired in April 2014.

        Hotel Revenue:    Total hotel revenue increased to $14,798,000, or 39.3%, for the second quarter of 2014 compared to $10,624,000 for the second quarter of 2013. The increase is primarily due to the operations of the LAX Holiday Inn, which CIM Urban acquired through foreclosure in October 2013, being reflected as an operating hotel in the 2014 second quarter, versus a mortgage note receivable in the 2013 second quarter. Additionally, our hotel property in Sacramento, California, experienced RevPar growth in the 2014 second quarter compared to the 2013 second quarter due to increased rates.

        Multifamily Revenue:    Total multifamily revenue increased to $5,208,000, or 2.6%, for the second quarter of 2014 compared to $5,077,000 for the second quarter of 2013. The increase is primarily due to increased rates.

        Lending Revenue:    Represents revenues from the lending operations of CIM Commercial and our lending subsidiaries including interest income on loans and other loan related fee income. Included in the three months ended June 30, 2014 is interest income of $4,748,000, including accretion of $1,789,000 related to acquisition discounts, and $1,151,000 of premium income related to the sale of the government guaranteed portions of our fully funded SBA 7(a) loans.

Expenses

        Office Properties Expenses:    Total expenses increased to $18,009,000, or 9.5%, for the second quarter of 2014 compared to $16,446,000 for the second quarter of 2013. The increase is primarily due to expenses related to the office property acquired in April 2014, an increase in electricity expense at the District of Columbia properties, and an increase in real estate taxes at the California properties. We expect there will be increases in real estate taxes compared to 2013 at the California properties for the remainder of the year.

        Hotel Expenses:    Total hotel expenses increased to $9,959,000, or 38.2%, for the second quarter of 2014 compared to $7,208,000 for the second quarter of 2013. The increase is primarily due to the LAX Holiday Inn, which CIM Urban acquired through foreclosure in October 2013, being reflected as an operating hotel in the 2014 second quarter, versus a mortgage note receivable in the 2013 second quarter.

        Multifamily Expenses:    Total multifamily expenses increased to $2,637,000, or 35.2%, for the second quarter of 2014 compared to $1,950,000 for the second quarter of 2013. The increase is primarily due to an increase in real estate taxes in the 2014 second quarter compared to the 2013 second quarter.

        Lending Expenses:    Represents expenses from the lending operation of CIM Commercial and our lending subsidiaries including general and administrative expenses related to the operation of the lending business. Lending expenses primarily represent salaries and related benefits expense of $1,018,000 and interest expense of $635,000.

        Interest Expense:    Interest expense that has not been allocated to segments of $4,304,000 for the second quarter of 2014 represents a $421,000 decrease from $4,725,000 for the second quarter of 2013. Increased interest expense from incremental lines of credit borrowings in the 2014 second quarter was offset by lower interest expense from amortizing fixed-rate mortgages as a result of the repayment of approximately $75,909,000 in fixed rate mortgages in September 2013. The reduction in interest expense was primarily due to the lower interest rate on our borrowings under our lines of credit outstanding during the second quarter of 2014 versus the interest rates on the fixed rate mortgages that were outstanding during the second quarter of 2013 that were repaid in September 2013.

        General and Administrative:    General and administrative expenses that have not been allocated to segments increased to $2,191,000 for the second quarter of 2014 compared to $343,000 for the comparable 2013 period. The increase is primarily due to public company expenses.

        Transaction Costs:    Transaction costs totaling $32,000 for the second quarter of 2014 represent a $1,362,000 decrease from $1,394,000 for the second quarter of 2013. The costs incurred in the second quarter of 2014 are related to the acquisition of the office property in April 2014, while the costs incurred in the second quarter of 2013 are associated with the Merger and are primarily comprised of due diligence costs, reimbursement of PMC Commercial's acquisition-related costs, legal and accounting expenses.

        Asset Management Fees and Other Fees to Related Parties:    Asset management fees totaled $5,798,000 for the second quarter of 2014 compared to $5,431,000 for the second quarter of 2013. Management fees are calculated based on a percentage of the gross fair value of CIM Urban's investments, which are appraised in the fourth quarter of each year. The higher fees reflect a net increase in the fair value of the real estate investments based on the December 31, 2013 appraised values, as well as incremental capital expenditures and acquisitions in the first six months of 2014. In addition, pursuant to the Master Services Agreement entered into on the Acquisition Date, CIM Commercial will pay a Base Service Fee equal to $1,000,000 per year (subject to annual escalation by a specified inflation factor beginning on January 1, 2015) to the Manager, a related party. Fees to the related party totaled $250,000 for the second quarter of 2014 compared to $0 for the second quarter of 2013. In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the second quarter of 2014, we expensed $290,000 for such services.

        Depreciation and Amortization:    Depreciation and amortization expense decreased to $17,286,000, or 1.4%, for the second quarter of 2014, compared to $17,533,000 for the second quarter of 2013. The decrease in depreciation and amortization expense compared to the second quarter of 2013 is primarily due to certain assets that became fully depreciated, partially offset by an increase in depreciation expense associated with additional capital expenditures and the acquisition of the office property in April 2014.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Overview

	Six Months Ended June 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Total revenues	$135,581	$118,146	$17,435	14.8%
Total expenses	$120,460	$107,516	$12,944	12.0%
Bargain purchase gain	$4,918	$—	$4,918	—
Net income	$19,731	$10,630	$9,101	85.6%

        Net income increased during the six months ended June 30, 2014 primarily due to the recognition of the bargain purchase gain of $4,918,000, an increase of $5,242,000 from the operations of the lending business for the period from Acquisition Date to June 30, 2014, offset by an increase of $1,888,000 in corporate general and administrative expenses due to operating in a public environment. The bargain purchase gain was recorded as of the Acquisition Date in the amount equal to the excess of the fair value of the identifiable net assets acquired over the purchase price (consideration).

        Set forth and described below are summary segment results for our four segments for the specified periods.

Summary Segment Results

	Six Months Ended June 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Revenues:
Office properties	$88,455	$87,597	$858	1.0%
Hotel	29,137	20,571	8,566	41.6%
Multifamily	10,192	9,978	214	2.1%
Lending(1)	7,797	—	7,797	—
Expenses:
Office properties	35,978	32,848	3,130	9.5%
Hotel	19,842	13,815	6,027	43.6%
Multifamily	4,749	3,848	901	23.4%
Lending(1)	2,555	—	2,555	—

(1)
Our lending operations are reflected beginning on Acquisition Date to June 30, 2014.

Revenues

        Office Properties Revenue:    Revenues include rental revenues from office properties, expense reimbursements and lease termination income. Total office property revenues increased to $88,455,000, or 1.0%, for the first six months of 2014 compared to $87,597,000 for the first six months of 2013, primarily due to revenues related to the office property acquired in April 2014.

        Hotel Revenue:    Total hotel revenue increased to $29,137,000, or 41.6%, for the first six months of 2014 compared to $20,571,000 for the first six months of 2013. The increase is primarily due to the operations of the LAX Holiday Inn, which CIM Urban acquired through foreclosure in October 2013, being reflected as an operating hotel in the six months ended June 30, 2014, versus a mortgage note receivable in the six months ended June 30, 2013. Additionally, our hotel property in Sacramento, California, experienced RevPar growth in the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

        Multifamily Revenue:    Total multifamily revenue increased to $10,192,000, or 2.1%, for the first six months of 2014 compared to $9,978,000 for the first six months of 2013. The increase is primarily due to increased rates.

        Lending Revenue:    Represents revenues from the lending operations of CIM Commercial and our lending subsidiaries including interest income on loans and other loan related fee income. The lending operations revenue is only reflected beginning on the Acquisition Date through June 30, 2014. Included in the six months ended June 30, 2014 is interest income of $6,270,000, including accretion of $2,135,000 related to acquisition discounts, and $1,151,000 of premium income related to the sale of the government guaranteed portions of our fully funded SBA 7(a) loans.

Expenses

        Office Properties Expenses:    Total expenses increased to $35,978,000, or 9.5%, for the first six months of 2014 compared to $32,848,000 for the first six months of 2013. The increase is primarily due to an increase in electricity expense at the District of Columbia properties, and an increase in real estate taxes at the California properties. We expect there will be increases in real estate taxes compared to 2013 at the California properties for the remainder of the year.

        Hotel Expenses:    Total hotel expenses increased to $19,842,000, or 43.6%, for the first six months of 2014 compared to $13,815,000 for the first six months of 2013. The increase is primarily due to the LAX Holiday Inn, which CIM Urban acquired through foreclosure in October 2013, being reflected as an operating hotel in the six months ended June 30, 2014, versus a mortgage note receivable in the six months ended June 30, 2013. Additionally, our hotel property in Sacramento, California had increased variable costs associated with higher occupancy for the first six months of 2014 compared to the first six months of 2013.

        Multifamily Expenses:    Total multifamily expenses increased to $4,749,000, or 23.4%, for the first six months of 2014 compared to $3,848,000 for the first six months of 2013. The increase is primarily due to an increase in real estate taxes in the first six months of 2014 compared to the first six months of 2013.

        Lending Expenses:    Represents expenses from the lending operation of CIM Commercial and our lending subsidiaries including general and administrative expenses related to the operation of the lending business. The lending operations expenses are only reflected beginning on the Acquisition Date through June 30, 2014. Lending expenses primarily represent salaries and related benefits expense of $1,325,000 and interest expense of $897,000.

        Interest Expense:    Interest expense that has not been allocated to segments of $8,259,000 for the first six months of 2014 represents a $1,143,000 decrease from $9,402,000 for the first six months of 2013. Increased interest expense from incremental lines of credit borrowings in six months of 2014 was offset by lower interest expense from amortizing fixed-rate mortgages as a result of the repayment of approximately $75,909,000 in fixed rate mortgages in September 2013. The reduction in interest expense was primarily due to the lower interest rate on our borrowings under our lines of credit outstanding during the first six months of 2014 versus the interest rates on the fixed rate mortgages that were outstanding during the first six months of 2013 that were repaid in September 2013.

        General and Administrative:    General and administrative expenses that have not been allocated to segments increased to $2,587,000 for the first six months of 2014 compared to $699,000 for the comparable 2013 period. The increase is primarily due to public company expenses incurred beginning on the Acquisition Date.

        Transaction Costs:    Transaction costs totaling $500,000 for the first six months of 2014 represent a $894,000 decrease from $1,394,000 for the first six months of 2013. These costs are mainly associated with the Merger and are primarily comprised of due diligence costs, reimbursement of PMC Commercial's acquisition-related costs, legal and accounting expenses. We also incurred $32,000 in the first six months of 2014 related to the acquisition of the office property in April 2014.

        Asset Management Fees and Other Fees to Related Parties:    Asset management fees totaled $11,479,000 for the first six months of 2014 compared to $10,840,000 for the first six months of 2013. Management fees are calculated based on a percentage of the gross fair value of CIM Urban's investments, which are appraised in the fourth quarter of each year. The higher fees reflect a net increase in the fair value of the real estate investments based on the December 31, 2013 appraised values, as well as incremental capital expenditures and acquisitions in the first six months of 2014. In addition, pursuant to the Master Services Agreement entered into on the Acquisition Date, CIM Commercial will pay a Base Service Fee equal to $1,000,000 per year (subject to annual escalation by a specified inflation factor beginning on January 1, 2015) to the Manager, a related party. Fees to the related party totaled $306,000 for the first six months of 2014 compared to $0 for the first six months of 2013. In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the first six months of 2014, fees for such services were $290,000.

        Depreciation and Amortization:    Depreciation and amortization expense decreased to $33,915,000, or 2.2%, for the first six months of 2014, compared to $34,670,000 for the first six months of 2013. The decrease in depreciation and amortization expense compared to the first six months of 2013 is primarily due to certain assets that became fully depreciated, partially offset by an increase in depreciation expense associated with additional capital expenditures and the acquisition of the office property in April 2014.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

Credit Facilities

        At June 30, 2014, CIM Commercial had a revolving credit facility with borrowing up to $25,000,000 which matures on June 30, 2015. We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender less 50 basis points or 30-day LIBOR plus 2%. In addition, we are charged an unused fee equal to 25 basis points computed based on our daily available balance. At June 30, 2014, $700,000 was outstanding under this facility. As of July 31, 2014, $0 was outstanding under this facility, and $25,000,000 was available for future borrowings.

        Our term note in the principal amount of $30,000,000 which matures in September 2014 has an interest rate of 2.74%. During the second quarter of 2014, $10,000,000 of this term note was repaid. Upon repayment in full of this term note, CIM Commercial's $25,000,000 revolving credit facility will be increased to $40,000,000. The CIM Commercial revolving credit facility requires us to meet certain covenants including an asset coverage test (eligible loans receivable to balances outstanding under the facility and term note) of 3.00 times.

        In February 2012, CIM Urban entered into an unsecured revolving line of credit with a bank syndicate, which allows for maximum borrowings of $100,000,000. Borrowings under the line of credit are limited by certain borrowing base calculations. Outstanding advances under the line of credit bore interest at the base rate, as defined, plus 0.75% to 1.50% or LIBOR plus 1.75% to 2.50%, depending on the maximum consolidated leverage ratio, as defined, until August 2013. In August 2013, the unsecured revolving line was amended, and outstanding advances under the line bear interest at the base rate, as defined, plus 0.25% to 0.85% or LIBOR plus 1.25% to 1.85%, depending on the maximum consolidated leverage ratio, as defined. The line of credit is also subject to an unused commitment fee of 0.25% or 0.35% depending on the amount of aggregate unused commitments. The line of credit matures in February 2016, with a one-year extension option under certain conditions. As of July 31, 2014, June 30, 2014, and December 31, 2013, $100,000,000, was outstanding under the line of credit, and $0, was available for future borrowings.

        In August 2013, CIM Urban entered into another unsecured revolving credit facility with a syndicate of banks. The credit facility provides an additional $125,000,000 of borrowing capacity that was increased to $150,000,000. CIM Urban amended the facility in April 2014 to further increase the maximum aggregate borrowing capacity under the revolving credit facility to $200,000,000. Borrowings under the revolving credit facility are limited by certain borrowing base calculations. Outstanding advances under the revolving credit facility bear interest at the base rate, as defined, plus 0.25% to 0.85% or LIBOR plus 1.25% to 1.85%, depending on the maximum consolidated leverage ratio, as defined. The revolving credit facility is also subject to an unused commitment fee of 0.25% or 0.35% depending on the amount of aggregate unused commitments. The revolving credit facility originally matured in February 2014, and was recently extended to October 10, 2014. As of July 31, 2014, June 30, 2014, and December 31, 2013, $188,000,000, $188,000,000, and $64,000,000, respectively, was outstanding under the revolving credit facility, and $12,000,000, $12,000,000 and $61,000,000, respectively, was available for future borrowings.

        At June 30, 2014 and December 31, 2013, CIM Commercial and CIM Urban were either in compliance with all of their respective financial covenants or had obtained waivers from the relevant lenders with respect to such compliance.

        Our primary liquidity needs for the next twelve months (1) include (i) funds to pay for capital expenditures, (ii) funds to originate new loans, (iii) funds to pay debts and other obligations as they become due and (iv) funds to pay dividends and (2) may include funds for acquisitions, development or repositioning of properties. While we expect to meet some of these liquidity needs through cash on hand, cash provided by operations, borrowings under our existing credit facilities and principal collections on loans receivable, we do not expect that we will have sufficient funds to cover all of these liquidity needs. We expect to cover any additional liquidity needs through one or more credit facilities and/or debt issuances. We are currently in negotiations with two banks, as joint lead arrangers, to finalize an unsecured term loan and a revolving credit facility of $550,000,000, with an accordion feature which would increase the maximum aggregate facilities to $850,000,000. We intend to use the proceeds of these facilities to repay all of our outstanding term and revolving credit facilities. We expect to close the new term loan and revolving credit facilities by the end of the third quarter of 2014. Completion and the costs of any future debt transactions (including the new term and revolving credit facilities) will depend primarily upon market conditions. It is our intention to conduct business activities in a manner which will allow reasonable access to capital for future investment activities. However, there can be no assurance that our negotiation of the new term loan and revolving credit facilities will be successful or that the closing of these new facilities will occur in the time frame described above. If the new term loan and revolving credit facilities fail to close for any reason or closing is delayed substantially beyond the time frame described above, there can be no assurances we will be able to successfully negotiate an extension of our existing credit facilities or any increased maximum availability. In addition, there can be no assurances that we will be able to enter into any other debt transactions successfully in the future. However, we believe other financing sources would be available to us. If any of the contingencies described in the preceding sentences occur, our liquidity could be adversely affected.

        Our long-term liquidity needs will consist primarily of funds necessary to acquire properties and to pay for development or repositioning of properties, non-recurring capital expenditures, loan originations and refinancing of indebtedness. We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long term liquidity needs through cash flows from operations, long-term indebtedness, equity issuances and/or, to the extent appropriate, property dispositions. These sources of funding may not be available on attractive terms or at all. If we cannot obtain additional funding for our long-term liquidity needs, our investments may generate lower cash flows or decline in value, or both, which may cause us to reduce our dividend or sell assets at a time when we would not otherwise do so.

Available Borrowings, Cash Balances and Capital Resources

        We have typically financed our capital needs through investor equity commitments, long-term secured mortgages and a short-term lines of credit. As of June 30, 2014 and December 31, 2013, we had total indebtedness of $601,303,000 and $395,105,000, respectively. Included in total indebtedness is $288,700,000 and $164,000,000 of borrowings under lines of credit with total capacity of $325,000,000 and $225,000,000 at June 30, 2014 and December 31, 2013, respectively.

Cash Flow Analysis

        As a REIT, our cash flows from operations are typically used to fund our dividends.

        Our cash and cash equivalents totaled $20,030,000 and $16,796,000 at June 30, 2014 and December 31, 2013, respectively. Our cash flows from operating activities are primarily dependent upon the occupancy level of our real estate assets, the rental rates achieved through our leases, and the collectability of rent and recoveries from our tenants. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities totaled $36,670,000 for the first six months of 2014 compared to $32,249,000 for the first six months of 2013. The increase is mainly due to additional net income from the acquisition of an office property in April 2014, and due to the operations of the LAX Holiday Inn, which CIM Urban acquired through foreclosure in October 2013, being reflected as an operating hotel in the first six months of 2014, versus a mortgage note receivable in the first six months of 2013. In addition, our cash flows from operating activities include cash used in operating activities from the lending division of $16,753,000 for loans funded that were held for sale, net of $12,999,000 proceeds from the sale of guaranteed loans. Our loans funded held for sale will fluctuate based on management's decision to sell loans for solely cash premiums, as a hybrid loan sale or for solely servicing spread.

        Our cash flows from investing activities are primarily related to property acquisitions and sales, expenditures for development and redevelopment projects, capital expenditures and the cash flows from lending activities. Net cash used in investing activities was $38,120,000 in the first six months of 2014 compared to $10,987,000 in the first six months of 2013 primarily due to an increase in the use of funds for the acquisition of the office property acquired in April 2014, an increase in loans funded, and an increase in capital expenditures, offset by principal collected on loans, and by cash and cash equivalents acquired in the Merger of $3,185,000.

        Our cash flows from financing activities are generally impacted by borrowings and capital activities, net of dividends and distributions. Net cash provided by (used in) financing activities increased to $4,684,000 in the first six months of 2014, from ($19,425,000) in the first six months of 2013. We used funds from financing activities during the six months ended June 30, 2014 primarily to pay distributions of $101,642,000 in the aggregate ($42,356,000 to partners and stockholders and $59,286,000 for the acquisition of PMC Commercial) compared to partner distributions of $41,035,000 during the first six months of 2013. We had net borrowings of $106,713,000 during the first six months of 2014 compared to $21,736,000 during the first six months of 2013.

SUMMARIZED CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

        The following summarizes our contractual obligations at June 30, 2014:

	Payments Due by Period
Contractual Obligations	Total	2014	2015 - 2016	2017 - 2018	Thereafter
	(in thousands)
Debt:
Mortgages Payable	$225,125	$3,278	$81,409	$28,942	$111,496
Other Principal(1)	335,770	208,000	100,700	—	27,070
Secured Borrowings(2)	37,210	575	2,400	2,572	31,663
Interest:
Debt(3)	102,987	8,901	25,134	18,174	50,778
Other Contractual Obligations:
Borrower advances	5,137	5,137	—	—	—
Executive employment agreements(4)	1,257	419	838	—	—
Operating leases(5)	132,091	345	1,359	1,356	129,031

Total contractual cash obligations	$839,577	$226,655	$211,840	$51,044	$350,038

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

(3)
Excludes premiums and discounts. For the mortgages payable, the interest expense is calculated based on the current effective interest rate on the related debt. For our revolving credit facilities, assumes current balance outstanding through maturity date, and is calculated using the variable rate in effect at June 30, 2014.

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

DIVIDENDS

        Our stockholders are entitled to receive dividends when and as declared by the Board of Directors. In determining our dividend policy, the Board of Directors considers many factors including, but not limited to, expectations for future earnings, REIT taxable income (loss) and maintenance of REIT status, the economic environment and portfolio performance. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. There can be no assurance that the future dividends declared by our Board of Directors will not differ materially from historical dividend levels.

        CIM Urban REIT declared distributions to its partners of $16,100,000 prior to the Acquisition Date ($0.1685 per share of Common Stock, as converted). In addition, dividends of $59,286,000 ($27.975 per share of Common Stock) were paid to the PMC Commercial stockholders, which includes the $27.50 per share of Common Stock special dividend plus the $0.475 pro rata portion of PMC Commercial's regular quarterly cash dividend.

        On March 24, 2014, we declared a common share dividend of $0.05 per share of Common Stock and a preferred dividend of $0.0403 per share of preferred stock ($0.0285 per share of Common Stock, as converted), all of which were paid on March 28, 2014.

        On April 28, 2014, we declared a dividend in the aggregate amount of $1,964,000 to the preferred stockholders ($0.0302 per share of preferred stock and $0.0215 per share of Common Stock as converted) in connection with the conversion of shares of preferred stock to shares of Common Stock, which was paid on June 27, 2014.

        On June 12, 2014, we declared a common share dividend of $0.21875 per share of Common Stock which was paid on June 27, 2014.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk

        The fair value of CIM Commercial's mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of CIM Commercial's mortgages payable, using rates ranging from 4.10% to 4.35% at June 30, 2014 and 4.85% to 5.00% at December 31, 2013. Mortgages payable with book values of $227,498,000 and $231,105,000 as of June 30, 2014 and December 31, 2013, respectively, have a fair value of approximately $234,292,000 and $231,250,000, respectively.

        CIM Commercial's future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. CIM Commercial is exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from its floating rate debt or the fair values of its fixed rate debt. Given the long term nature of its real estate investments, CIM Commercial generally finances its properties with long term, fixed rate mortgage loans. At June 30, 2014 and December 31, 2013 (excluding premiums and discounts on assumed mortgages), $225,125,000 (or 37.7%) and $228,319,000 (or 58.2%) of CIM Commercial's debt was fixed rate mortgage loans, $20,000,000 (or 3.3%) and $0 term note was fixed rate, and $352,980,000 (or 59.0%) and $164,000,000 (or 41.8%) was floating rate borrowings. Based on the level of floating rate debt outstanding at June 30, 2014 and December 31, 2013, a 12.5 basis point change in LIBOR would result in an annual impact to CIM Commercial's earnings of approximately $441,000 and $205,000, respectively. CIM Commercial calculates interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of CIM Commercial's floating rate debt.

 ITEM 4.
Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon this evaluation, as of June 30, 2014, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL IN FINANCIAL REPORTING

        On March 11, 2014, we consummated the Merger as described under "Executive Summary—The Merger" in Item 2 above. As a result of the Merger, our management is analyzing, evaluating and, where necessary, implementing changes in controls and procedures. Due to the significance of the Merger and the limited period of time since the Acquisition Date, we did not have sufficient resources available to assess any change in our internal controls over financial reporting with respect to CIM Urban for the quarter ended June 30, 2014. Therefore, we excluded CIM Urban from our evaluation of change in internal controls over financial reporting contained in this quarterly report. However, management considers the operations of CIM Urban material to our consolidated financial position, results of operations and cash flows and believes that the disclosure controls and procedures of CIM Urban will have a material effect on internal controls over financial reporting. CIM Urban will be included in the overall assessment of, and report on, internal controls over financial reporting as of December 31, 2014.

PART II
Other Information

ITEM 1.    Legal Proceedings

        The information contained in Item 1.01 of our Current Report on Form 8-K filed on January 29, 2014 is incorporated herein by reference.

        While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.    Risk Factors

        There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

ITEM 3.    Defaults upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

ITEM 5.    Other Information

        None.

ITEM 6.    Exhibits

  A.
  Exhibits

3.1		Articles of Amendment and Restatement of PMC Commercial Merger Sub, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).

3.1(a	)	Articles of Amendment (Name Change) (incorporated by reference to Exhibit 3.4 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).

3.1(b	)	Articles of Amendment (Reverse Stock Split) (incorporated by reference to Exhibit 3.5 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).

3.1(c	)	Articles of Amendment (Par Value Decrease) (incorporated by reference to Exhibit 3.6 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.2		Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).
10.1
Credit Agreement, dated as of August 28, 2013, among CIM Urban Partners, L.P., CIM Urban REIT, LLC, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).

10.2	Consent and First Amendment to Credit Agreement, dated as of October 16, 2013, among CIM Urban Partners, L.P., CIM Urban REIT, LLC, each Lender party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).
10.3
Second Amendment to Credit Agreement, dated as of April 7, 2014, among CIM Urban Partners, L.P., each Lender party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).
10.4
Credit Agreement, dated as of February 6, 2012, among CIM Urban Partners, L.P., CIM Urban REIT, LLC, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent and the other Lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).
10.5
First Amendment to Credit Agreement, dated as of August 28, 2013, among CIM Urban Partners, L.P., CIM Urban REIT, LLC, each Lender party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).
10.6
Consent and Second Amendment to Credit Agreement, dated as of October 16, 2013, among CIM Urban Partners, L.P., CIM Urban REIT, LLC, each Lender party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).
10.7
Third Amendment to Credit Agreement, dated as of April 7, 2014, among CIM Urban Partners, L.P., each Lender party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).
*10.8
Service Agreement, dated as of August 7, 2014, by and among CIM Commercial Trust Corporation and CIM Service Provider, LLC, under the Master Services Agreement dated March 11, 2014, by and among PMC Commercial Trust, certain of its subsidiaries, and CIM Service Provider, LLC.
*10.9	Form of Indemnification Agreement for directors and officers of CIM Commercial Trust Corporation
10.10
Third Amendment to the Credit Agreement, dated as of July 19, 2014, among CIM Urban Partners, L.P., each Lender party thereto and Bank of America, N.A., as Administrative Agent, (Incorporate by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 1, 2014).
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

CIM Commercial Trust Corporation
Date: 08/11/14	/s/ JAN F. SALIT Jan F. Salit President (Principal Executive Officer)
Date: 08/11/14	/s/ DAVID THOMPSON David Thompson Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number		Exhibit Description
3.1		Articles of Amendment and Restatement of PMC Commercial Merger Sub, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).

3.1(a	)	Articles of Amendment (Name Change) (incorporated by reference to Exhibit 3.4 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).

3.1(b	)	Articles of Amendment (Reverse Stock Split) (incorporated by reference to Exhibit 3.5 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).

3.1(c	)	Articles of Amendment (Par Value Decrease) (incorporated by reference to Exhibit 3.6 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).

3.2		Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).

10.1		Credit Agreement, dated as of August 28, 2013, among CIM Urban Partners, L.P., CIM Urban REIT, LLC, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).

10.2		Consent and First Amendment to Credit Agreement, dated as of October 16, 2013, among CIM Urban Partners, L.P., CIM Urban REIT, LLC, each Lender party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).

10.3		Second Amendment to Credit Agreement, dated as of April 7, 2014, among CIM Urban Partners, L.P., each Lender party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).

10.4		Credit Agreement, dated as of February 6, 2012, among CIM Urban Partners, L.P., CIM Urban REIT, LLC, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent and the other Lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).

10.5		First Amendment to Credit Agreement, dated as of August 28, 2013, among CIM Urban Partners, L.P., CIM Urban REIT, LLC, each Lender party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).

10.6		Consent and Second Amendment to Credit Agreement, dated as of October 16, 2013, among CIM Urban Partners, L.P., CIM Urban REIT, LLC, each Lender party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).

10.7		Third Amendment to Credit Agreement, dated as of April 7, 2014, among CIM Urban Partners, L.P., each Lender party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).

Exhibit Number	Exhibit Description
*10.8	Service Agreement, dated as of August 7, 2014, by and among CIM Commercial Trust Corporation and CIM Service Provider, LLC, under the Master Services Agreement dated March 11, 2014, by and among PMC Commercial Trust, certain of its subsidiaries, and CIM Service Provider, LLC.

*10.9	Form of Indemnification Agreement for directors and officers of CIM Commercial Trust Corporation

10.10	Third Amendment to the Credit Agreement, dated as of July 19, 2014, among CIM Urban Partners, L.P., each Lender party thereto and Bank of America, N.A., as Administrative Agent, (Incorporate by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 1, 2014).

*31.1	Section 302 Officer Certification—President

*31.2	Section 302 Officer Certification—Chief Financial Officer

**32.1	Section 906 Officer Certification—President

**32.2	Section 906 Officer Certification—Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

**
Furnished herewith