Form 10-Q
period 2014-09-30
CIM Commercial Trust Corp
filed 2014-11-10
CIK 908311

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

        As of November 5, 2014, the Registrant had outstanding 97,581,598 shares of common stock, par value $0.001 per share.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

INDEX

PART I
Financial Information

ITEM 1.
Financial Statements

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(In thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments in real estate—net	$1,701,235	$1,682,165
Cash and cash equivalents	30,609	16,796
Restricted cash	9,192	6,672
Loans receivable—net	191,854	—
Accounts receivable and interest receivable—net	12,051	9,303
Deferred rent receivable and charges—net	95,660	87,606
Other intangible assets—net	23,011	22,282
Other assets	15,873	9,653

TOTAL ASSETS	$2,079,485	$1,834,477

LIABILITIES AND EQUITY
LIABILITIES:
Debt	$624,247	$395,105
Accounts payable and accrued expenses	28,455	26,109
Intangible liabilities—net	8,588	8,800
Due to related parties	9,518	6,807
Other liabilities	26,489	21,173

Total liabilities	697,297	457,994

COMMITMENTS AND CONTINGENCIES (Note 14)
EQUITY:
Common stock, $0.001 and $0.05 par value; 200,000,000 and 20,000,000 shares authorized; 97,688,863 and 4,400,000 shares issued; and 97,581,598 and 4,400,000 shares outstanding at September 30, 2014 and December 31, 2013, respectively	98	220
Preferred stock, $0.01 par value, none and 65,028,571 shares outstanding at September 30, 2014 and December 31, 2013, respectively	—	650
Additional paid-in capital	1,824,028	1,772,821
Distributions in excess of earnings	(439,752)	(399,953)

Stockholders' equity before treasury stock	1,384,374	1,373,738

Less: Treasury stock, at cost, 107,265 shares outstanding at September 30, 2014	(4,901)	—

Total stockholders' equity	1,379,473	1,373,738
Noncontrolling interests	2,715	2,745

Total equity	1,382,188	1,376,483

TOTAL LIABILITIES AND EQUITY	$2,079,485	$1,834,477

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
REVENUES:
Rental and other property income	$59,305	$54,323	$179,931	$165,458
Expense reimbursements	3,345	2,590	8,342	7,637
Interest and other income	5,545	574	15,503	2,538

	68,195	57,487	203,776	175,633

EXPENSES:
Rental and other property operating	30,996	25,872	91,021	75,825
Asset management fees and other fees to related parties	6,476	5,442	18,551	16,282
Interest	5,451	4,611	14,607	14,013
General and administrative	3,157	564	7,946	1,821
Transaction costs	46	2,619	546	4,013
Depreciation and amortization	17,677	16,620	51,592	51,290

	63,803	55,728	184,263	163,244

Bargain purchase gain (Note 2)	—	—	4,918	—

INCOME BEFORE PROVISION FOR INCOME TAXES	4,392	1,759	24,431	12,389
Provision for income taxes	(112)	—	(420)	—

NET INCOME	4,280	1,759	24,011	12,389

Net loss (income) attributable to noncontrolling interests	5	6	(108)	(103)

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS	$4,285	$1,765	$23,903	$12,286

COMPREHENSIVE INCOME	$4,285	$1,765	$23,903	$12,286

NET INCOME PER SHARE:
Basic	$0.04	$0.02	$0.25	$0.13

Diluted	$0.04	$0.02	$0.25	$0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	97,582	95,440	97,035	95,440

Diluted	97,583	95,440	97,039	95,440

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(In thousands, except per share data)

	Nine Months Ended September 30, 2013
	Common Stock Outstanding	Common Stock Par Value	Preferred Stock Outstanding	Preferred Stock Par Value	Additional Paid-in Capital	Distributions In Excess Of Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(Unaudited)
Balances, January 1, 2013	4,400,000	$220	65,028,571	$650	$1,772,789	$(310,384)	$—	$2,798	$1,466,073
Contributions	—	—	—	—	32	—	—	—	32
Distributions	—	—	—	—	—	(83,035)	—	(150)	(83,185)
Net income	—	—	—	—	—	12,286	—	103	12,389

Balances, September 30, 2013	4,400,000	$220	65,028,571	$650	$1,772,821	$(381,133)	$—	$2,751	$1,395,309

	Nine Months Ended September 30, 2014
	Common Stock Outstanding	Common Stock Par Value	Preferred Stock Outstanding	Preferred Stock Par Value	Additional Paid-in Capital	Distributions In Excess Of Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(Unaudited)
Balances, January 1, 2014	4,400,000	$220	65,028,571	$650	$1,772,821	$(399,953)	$—	$2,745	$1,376,483
Distibutions pre-merger	—	—	—	—	—	(16,100)	—	—	(16,100)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	10	10
Distibutions to noncontrolling interests	—	—	—	—	—	—	—	(148)	(148)
Reverse acquisition capital transaction	2,119,244	111	—	—	49,400	—	(4,901)	—	44,610
Conversion of preferred stock to common stock	91,039,999	910	(65,028,571)	(650)	(260)	—	—	—	—
Change in par value	—	(1,143)	—	—	1,143	—	—	—	—
Exercise of stock options	14,500	—	—	—	201	—	—	—	201
Stock based compensation expense	8,000	—	—	—	726	—	—	—	726
Retirement of fractional shares	(145)	—	—	—	(3)	—	—	—	(3)
Common dividends ($0.4875 per share)	—	—	—	—	—	(43,017)	—	—	(43,017)
Preferred dividends ($0.0705 per share)	—	—	—	—	—	(4,585)	—	—	(4,585)
Net income	—	—	—	—	—	23,903	—	108	24,011

Balances, September 30, 2014	97,581,598	$98	—	$—	$1,824,028	$(439,752)	$(4,901)	$2,715	$1,382,188

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(In thousands)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,011	$12,389
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent and amortization of intangible assets, liabilities and lease inducements	(3,141)	(6,911)
Depreciation and amortization	51,592	51,290
Bargain purchase gain	(4,918)	—
Gain on settlement of a contractual obligation	(1,166)
Straight line rent, below-market ground lease and amortization of intangible assets	1,430	1,400
Amortization of deferred loan costs	1,427	493
Amortization of premiums and discounts on debt	(841)	(621)
Unrealized premium adjustment	1,356	—
Amortization and accretion on loans receivable—net	(3,153)	—
Bad debt expense	263	491
Deferred income taxes	(60)	—
Stock-based compensation	726	—
Loans funded, held for sale	(25,288)	—
Proceeds from sale of guaranteed loans	16,700	—
Principal collected on loans	2,830	—
Other operating activity	(467)	—
Changes in operating assets and liabilities:
Accounts receivable and interest receivable	(2,256)	(6,775)
Other assets	(1,573)	(1,475)
Accounts payable and accrued expenses	(2,015)	3,121
Deferred leasing costs	(6,836)	(3,599)
Other liabilities	1,031	(302)
Due to related parties	2,711	116

Net cash provided by operating activities	52,363	49,617

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(19,192)	(15,767)
Acquisition of real estate properties	(44,936)	—
Loans funded	(11,269)	—
Cash and cash equivalents acquired in connection with the merger	3,185	—
Principal collected on loans	35,044	—
Restricted cash	(2,520)	1,986
Other investing activity	256	—

Net cash used in investing activities	(39,432)	(13,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgages payable	(4,811)	(82,139)
Proceeds from unsecured credit facilities	524,700	115,500
Payment of unsecured credit facilities	(393,400)
Payment of principal on secured borrowings—government guaranteed loans	(2,830)	—
Proceeds from secured borrowings—government guaranteed loans	5,887	—
Payment of deferred loan costs	(5,736)	(253)
Payment of dividends	(47,602)	—
Payment of special dividend and dividend assumed in acquisition	(59,286)	—
Distributions pre-merger	(16,100)	(83,035)
Contributions	—	32
Contributions from noncontrolling interests	10	—
Proceeds from issuance of stock	201	—
Retirement of fractional shares of common stock	(3)	—
Noncontrolling interests' distributions	(148)	(150)

Net cash provided by (used in) financing activities	882	(50,045)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,813	(14,209)
CASH AND CASH EQUIVALENTS:
Beginning of period	16,796	31,514

End of period	$30,609	$17,305

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$14,191	$14,386

Federal income taxes paid	$487	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additions to investments in real estate included in accounts payable and accrued expenses	$1,573	$4,118

Additions to deferred loan costs included in accounts payable and accrued expenses	$38	$—

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

1. ORGANIZATION AND OPERATIONS

        CIM Commercial Trust Corporation ("CIM Commercial") or together with its wholly-owned subsidiaries, "we," "us" or "our," primarily acquires, owns, and operates Class A and creative office properties in vibrant and improving urban communities throughout the U.S. These communities are located in areas that include traditional downtown areas and urban main streets, which have high barriers to entry, high population density, improving demographic trends and a propensity for growth. We also obtain income from the yield and other related fee income earned on our investments from our lending activities, which have principally been to borrowers in the hospitality industry. We were originally organized in 1993 as PMC Commercial Trust ("PMC Commercial"), a Texas real estate investment trust.

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

        CIM Commercial has qualified and intends to continue to qualify as a REIT, as defined in the Internal Revenue Code of 1986, as amended.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

2. MERGER (Continued)

        The Merger Agreement provided for a business combination between PMC Commercial and CIM Urban. Pursuant to the Merger Agreement, PMC Commercial issued 4,400,000 shares of Common Stock and 65,028,571 shares of preferred stock. Each share of preferred stock converted into 1.4 shares of Common Stock (as adjusted for the one-for-five reverse stock split) in April 2014, resulting in the issuance of approximately 91,039,999 shares of Common Stock. This represented approximately 97.8% of PMC Commercial's outstanding stock on the Acquisition Date.

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

        Accordingly, the accompanying financial statements (1) include the historical financial information for CIM Urban for all periods presented, (2) include the assets and liabilities of PMC Commercial acquired on March 11, 2014 and still owned or held by us in the consolidated balance sheet as of September 30, 2014 and (3) include the results of PMC Commercial's operations and cash flows in the consolidated statements of operations and comprehensive income and cash flows for the period from the Acquisition Date through September 30, 2014. The equity of CIM Commercial is the historical equity of CIM Urban retroactively restated to reflect the number of shares of stock issued by PMC Commercial pursuant to the Merger Agreement. In connection with the reverse acquisition, for purposes of presenting equity for CIM Commercial, the historical stockholders of PMC Commercial were deemed to have been issued 2,119,244 shares of Common Stock (2,226,509 shares of Common Stock, less 107,265 shares of treasury stock) on the Acquisition Date.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

2. MERGER (Continued)

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

2. MERGER (Continued)

        Pro Forma Financial Information—The following pro forma consolidated results for the nine months ended September 30, 2014 and 2013 assume the business combination was completed as of January 1, 2013:

	Nine Months Ended September 30,
	2014	2013
	(in thousands, except per share amounts)
Pro forma revenues	$207,111	$191,361
Pro forma net income	$18,608	$19,003
Pro forma basic earnings per share	$0.19	$0.20
Pro forma diluted earnings per share	$0.19	$0.20

        The pro forma amounts include the historical operating results of CIM Urban and PMC Commercial prior to the business combination, with adjustments directly attributable to the business combination. The pro forma results for the nine months ended September 30, 2014 exclude transaction costs of $3,046,000, a one-time gain of $1,166,000 relating to the settlement of a contractual obligation, and the $4,918,000 bargain purchase gain recorded on the Acquisition Date.

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        For more information regarding our significant accounting policies and estimates, please refer to "Summary of Significant Accounting Policies" contained in Note 3 to CIM Urban's consolidated financial statements for the year ended December 31, 2013, included in our Current Report on Form 8-K/A dated May 9, 2014.

        Interim Financial Information—The accompanying interim consolidated financial statements of CIM Commercial have been prepared by our management in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to Securities and Exchange Commission ("SEC") rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Our accompanying interim consolidated financial statements should be read in conjunction with CIM Urban's audited consolidated financial statements and the notes thereto, included in our Current Report on Form 8-K/A dated May 9, 2014.

        Principles of Consolidation—The consolidated financial statements include the accounts of CIM Commercial and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

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

        Investments in real estate are evaluated for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two testing is based on either the income approach with market discount rate, terminal capitalization rate and rental rate assumptions being most critical, or on the sales comparison approach to similar properties. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment of long-lived assets was recognized during the three and nine months ended September 30, 2014 and 2013.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        At the Acquisition Date, the carrying value of our loans was adjusted to estimated fair market value and acquisition discounts of $33,907,000 were recorded, which are being accreted to interest income using the effective interest method. We establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, the general loan loss reserve uses a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.

        We recognized interest income and fees for the three and nine months ended September 30, 2013, related to a first mortgage note on a hotel located near the Los Angeles Airport ("LAX") of $0 and $316,000, respectively. On October 8, 2013, we submitted the highest bid at a foreclosure auction and took possession of the hotel. The mortgage note investment basis was transferred to the property components at their relative fair values on title transfer.

        Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred loan costs and deferred leasing costs. Deferred rent receivable is $51,911,000 and $49,543,000 at September 30, 2014, and December 31, 2013, respectively. Deferred loan costs, which represent legal and third-party fees incurred in connection with our borrowing activities, are capitalized and amortized to interest expense on a straight line basis over the life of the related loan, approximating the effective interest method. Deferred loan costs of $7,686,000 and $3,865,000 are presented net of accumulated amortization of $1,211,000 and $1,737,000 at September 30, 2014, and December 31, 2013, respectively. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight line basis over the terms of the related leases. Deferred leasing costs of $62,662,000 and $55,826,000 are presented net of accumulated amortization of $25,388,000 and $19,891,000 at September 30, 2014, and December 31, 2013, respectively.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

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

        Reclassifications—Certain prior-period amounts have been reclassified to conform with the current-period presentation. For the three and nine months ended September 30, 2013, hotel revenues of $8,564,000 and $28,696,000, respectively, have been reclassified to rental and other property income, other income of $566,000 and $2,206,000, respectively, has been reclassified to interest and other income, and hotel operating expenses of $6,324,000 and $19,805,000, respectively, have been reclassified to rental and other property operating expenses.

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

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including the guidance on real estate de-recognition for most transactions. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. The modified approach provides entities relief from having to restate and present comparable prior-year financial statement information; however, entities will still need to evaluate existing contracts as of the date of initial adoption under the ASU to determine whether a cumulative adjustment is necessary. We are currently in the process of evaluating the impact of adoption of the new accounting guidance on our consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40) which requires an entity's management to evaluate whether there are conditions or events, when considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued. The ASU is effective for the annual reporting period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

        During the nine months ended September 30, 2014, we acquired a 100% fee-simple interest in an office building located in Los Angeles from an unrelated third party. Built in 1984, the building has approximately 143,000 square feet of rentable space and is located in the Mid-Wilshire submarket of Los Angeles. The acquisition was funded with proceeds from a drawdown on one of CIM Urban's unsecured credit facilities.

Property	Asset Type	Date of Acquisition	Number of Buildings	Rentable Square Feet	Purchase Price
					(in thousands)
4750 Wilshire Blvd., Los Angeles, CA	Office	April 18, 2014	1	143,000	$44,936

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

4. ACQUISITIONS (Continued)

        The results of the operations of the property acquired have been included in the consolidated statements of operations from the date of acquisition. The fair value of the assets acquired and liabilities assumed for the above-noted acquisition during the nine months ended September 30, 2014 are as follows:

2014 Acquisition
(in thousands)
Land	$16,633
Land improvements	348
Building and improvements	27,947
Tenant improvements	691
Acquired in-place leases(1)	1,087
Acquired below-market leases(2)	(1,770)

Net assets acquired	$44,936

(1)
In-place leases have a weighted average amortization period of 5.0 years.

(2)
Below-market leases have a weighted average amortization period of 5.0 years.

        Acquisition related expenses of $32,000 associated with the acquisition of real estate in 2014 were expensed as incurred during the nine months ended September 30, 2014. No acquisitions of real estate were made during the nine months ended September 30, 2013. However, during the three and nine months ended September 30, 2013, we expensed as incurred $1,393,000 of costs related to the foreclosure of a hotel secured by a mortgage note receivable (Note 3), which was finalized in October 2013.

5. INVESTMENTS IN REAL ESTATE

        Investments in real estate consist of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Land	$347,693	$331,060
Land improvements	27,884	27,536
Buildings and improvements	1,488,105	1,454,854
Furniture, fixtures, and equipment	23,508	23,051
Tenant improvements	199,236	183,915
Work in progress	6,868	9,987

Investments in real estate	2,093,294	2,030,403
Accumulated depreciation	(392,059)	(348,238)

Net investments in real estate	$1,701,235	$1,682,165

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

6. LOANS RECEIVABLE

        Loans receivable consist of the following:

September 30, 2014
(in thousands)
Commercial mortgage loans	$112,484
SBA 7(a) loans, subject to secured borrowings	43,104
SBA 7(a) loans	36,029

Loans receivable	191,617
Deferred capitalized costs	237

Net loans receivable	$191,854

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

        Aging—The following table represents an aging of our "Loans Receivable Subject to Credit Risk" (loans receivable less SBA 7(a) loans, subject to secured borrowings as the SBA has guaranteed payment of the principal).

September 30, 2014	Commercial Mortgage Loans		SBA 7(a) Loans		Totals
	(dollars in thousands)
Current	$112,484	100.0%	$35,871	99.6%	$148,355	99.9%
Between 29 and 59 days delinquent	—	—	158	0.4	158	0.1
Between 60 and 89 days delinquent	—	—	—	—	—	—
Over 89 days delinquent	—	—	—	—	—	—

	$112,484	100.0%	$36,029	100.0%	$148,513	100.0%

        Loan Portfolio Classification—Management closely monitors our loans which require evaluation for loan loss reserves based on specific identification metrics which are classified into three categories: Doubtful, Substandard and Other Assets Especially Mentioned ("OAEM"). Loans classified as Doubtful are generally loans which are not complying with their contractual terms, the collection of the balance of the principal is considered impaired and on which the fair value of the collateral is less than the remaining unamortized principal balance. These loans are typically placed on non-accrual status and are generally in the foreclosure process. Loans classified as Substandard are generally those loans

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

6. LOANS RECEIVABLE (Continued)

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

        Management has classified our Loans Receivable Subject to Credit Risk as follows:

September 30, 2014	Commercial Mortgage Loans		SBA 7(a) Loans		Totals
	(dollars in thousands)
Satisfactory	$111,631	99.2%	$35,423	98.3%	$147,054	99.0%
OAEM	—	—	316	0.9	316	0.2
Substandard	853	0.8	133	0.4	986	0.7
Doubtful	—	—	157	0.4	157	0.1

	$112,484	100.0%	$36,029	100.0%	$148,513	100.0%

7. OTHER INTANGIBLE ASSETS

        A schedule of our intangible assets and liabilities and related accumulated amortization and accretion as of September 30, 2014, and December 31, 2013, is as follows:

	Assets							Liabilities
September 30, 2014	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Advance Bookings	Franchise Affiliation Fee	Acquired Below-Market Ground Lease	Trade-Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$8,017	$80,732	$4,273	$8,329	$3,936	$11,685	$2,957	$(63,093)
Accumulated amortization	(7,574)	(75,251)	(1,634)	(8,329)	(2,883)	(1,247)	—	54,505

	$443	$5,481	$2,639	$—	$1,053	$10,438	$2,957	$(8,588)

Average useful life (in years)	4	6	8	3	10	84	Indefinite	6

	Assets						Liabilities
December 31, 2013	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Advance Bookings	Franchise Affiliation Fee	Acquired Below-Market Ground Lease	Acquired Below-Market Leases
	(in thousands)
Gross balance	$8,017	$79,645	$4,273	$8,329	$3,936	$11,685	$(61,323)
Accumulated amortization	(7,052)	(73,463)	(1,220)	(8,139)	(2,587)	(1,142)	52,523

	$965	$6,182	$3,053	$190	$1,349	$10,543	$(8,800)

Average useful life (in years)	4	5	8	3	10	84	6

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

7. OTHER INTANGIBLE ASSETS (Continued)

        The amortization of the above-market leases which decreased rental and other property income were $87,000 and $184,000 for the three months ended September 30, 2014 and 2013, respectively and $522,000 and $580,000 for the nine months ended September 30, 2014 and 2013, respectively. The amortization of the below-market leases included in rental and other property income were $637,000 and $785,000 for the three months ended September 30, 2014 and 2013, respectively and $1,982,000 and $2,377,000 for the nine months ended September 30, 2014 and 2013, respectively. The amortization of in-place leases included in depreciation and amortization expense was $589,000 and $851,000 for the three months ended September 30, 2014 and 2013, respectively and $1,788,000 and $2,725,000 for the nine months ended September 30, 2014 and 2013, respectively. Included in depreciation and amortization expense are franchise affiliation fee amortization of $98,000 for each of the three months ended September 30, 2014 and 2013, and $296,000 for each of the nine months ended September 30, 2014 and 2013. The amortization of advance bookings included in depreciation and amortization expense was $56,000 and $0 for the three months ended September 30, 2014 and 2013, respectively and $190,000 and $0 for the nine months ended September 30, 2014 and 2013, respectively. Tax abatement amortization of $138,000 for each of the three months ended September 30, 2014 and 2013 and $414,000 for each of the nine months ended September 30, 2014 and 2013 are included in rental and other property operating expenses. Amortization of below-market ground lease obligation of $35,000 for each of the three months ended September 30, 2014 and 2013 and $105,000 for each of the nine months ended September 30, 2014 and 2013 are included in rental and other property operating expenses.

        A schedule of future amortization and accretion of acquisition related intangible assets and liabilities as of September 30, 2014, is as follows:

	Assets					Liabilities
Years Ending December 31,	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Franchise Affiliation Fee	Acquired Below-Market Ground Lease	Acquired Below-Market Leases
	(in thousands)
2014 (Three months ending December 31, 2014)	$80	$529	$137	$98	$35	$(620)
2015	241	1,589	551	394	140	(2,430)
2016	88	1,094	551	394	140	(2,363)
2017	26	665	551	167	140	(2,260)
2018	8	415	551	—	140	(824)
Thereafter	—	1,189	298	—	9,843	(91)

	$443	$5,481	$2,639	$1,053	$10,438	$(8,588)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

8. DEBT

        Information on our debt is as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Mortgage loan with a fixed interest rate of 7.66% per annum, with monthly payments of principal and interest. The loan has a 20-year amortization schedule with a $25,324,000 balance due on December 1, 2015. The loan is nonrecourse.	$27,163	$28,262
Mortgage loan with a fixed interest rate of 4.50% per annum, with monthly payments of interest only for 10 years, and payments of interest and principal starting in February 2022. The loan has a $42,008,000 balance due on January 5, 2027. The loan is nonrecourse.	46,000	46,000
Mortgage loan with a fixed interest rate of 5.56% per annum, with monthly payments of principal and interest. The loan has a 10-year amortization schedule with a $12,288,000 balance due on July 1, 2015. The loan is nonrecourse.	12,518	12,737
Mortgage loan with a fixed interest rate of 6.65% per annum, with monthly payments of principal and interest. The loan has a 25-year amortization schedule with a $21,136,000 balance due on July 15, 2018. The loan is nonrecourse.	32,759	34,755
Mortgage loan with a fixed interest rate of 5.06% per annum, with monthly payments of principal and interest, and a balance of $33,068,000 due on September 1, 2015. The loan is nonrecourse.	33,951	34,583
Mortgage loans with a fixed interest rate of 5.39% per annum, with monthly payments of principal and interest, and a balance of $35,695,000 due on March 1, 2021. The loans are nonrecourse.	40,693	41,170
Mortgage loan with a fixed interest rate of 5.18% per annum, with monthly payments of principal and interest, and a balance of $26,232,000 due on June 5, 2021. The loan is nonrecourse.	30,424	30,812

	223,508	228,319
Premiums and discounts on assumed mortgages	2,166	2,786

Total Mortgages Payable	225,674	231,105

Secured borrowing principal on loans sold for a premium and excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 3.94%	35,242	—
Secured borrowing principal on loans sold for excess spread, variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 1.58%	5,117	—

	40,359	—
Premiums on loans sold for a premium and excess spread	3,325	—

Total Secured borrowings—government guaranteed loans	43,684	—

Junior subordinated notes with a variable interest rate which resets quarterly based on the 90-day LIBOR plus 3.25%, with quarterly interest payments due. Balance due at maturity on March 30, 2035.	27,070	—
Unsecured credit facilities	330,000	164,000

	357,070	164,000
Discount on junior subordinated notes	(2,181)	—

Total Other	354,889	164,000

Total Debt	$624,247	$395,105

        The mortgages payable are secured by deeds of trust on certain of the properties and assignments of rents.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

8. DEBT (Continued)

        Secured borrowings represent sold SBA 7(a) Program loans which are treated as secured borrowings since the loan sales did not meet the derecognition criteria provided for in ASC 860-30, Transfers and Servicing. Principal payments are dependent upon cash flows received from the underlying loans. No payment is due unless payments are received from the borrowers on the underlying loans.

        In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. The credit facility can be upsized to $1,150,000,000, under certain conditions. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at the base rate, plus 0.20% to 1.00% or LIBOR plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bear interest at the base rate, plus 0.15% to 0.95% or LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. Upon CIM Commercial obtaining an investment grade credit rating for its long term, senior, unsecured non-credit enhanced debt, the applicable margin over the base rate or LIBOR will be based on CIM Commercial's credit rating. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The delayed draw term loan is also subject to an unused line fee of 0.25%. The credit facility matures in September 2016 and provides for two one-year extension options under certain conditions. As of September 30, 2014, $330,000,000 was outstanding under the credit facility and $520,000,000 was available for future borrowings. Proceeds from the unsecured credit facility were used for general corporate purposes and to repay $323,000,000 outstanding under our unsecured credit facilities.

        In February 2012, CIM Urban entered into an unsecured revolving line of credit with a bank syndicate, which allowed for maximum borrowings of $100,000,000. Borrowings under the line of credit were limited by certain borrowing base calculations. Outstanding advances under the line of credit bore interest at the base rate, as defined, plus 0.75% to 1.50% or LIBOR plus 1.75% to 2.50%, depending on the maximum consolidated leverage ratio, as defined, until August 2013. In August 2013, the unsecured revolving line was amended, and outstanding advances under the line bore interest at the base rate, as defined, plus 0.25% to 0.85% or LIBOR plus 1.25% to 1.85%, depending on the maximum consolidated leverage ratio, as defined. The line of credit was also subject to an unused commitment fee of 0.25% or 0.35% depending on the amount of aggregate unused commitments. As of December 31, 2013, $100,000,000 was outstanding under the line of credit and $0 was available for future borrowings. This line of credit was terminated and repaid in full in September 2014.

        In August 2013, CIM Urban entered into another unsecured revolving credit facility with a syndicate of banks. The credit facility provided an additional $125,000,000 of borrowing capacity that was increased to $150,000,000. CIM Urban amended the facility in April 2014 to further increase the maximum aggregate borrowing capacity under the revolving credit facility to $200,000,000. Borrowings under the revolving credit facility were limited by certain borrowing base calculations. Outstanding advances under the revolving credit facility bore interest at the base rate, as defined, plus 0.25% to 0.85% or LIBOR plus 1.25% to 1.85%, depending on the maximum consolidated leverage ratio, as defined. The revolving credit facility was also subject to an unused commitment fee of 0.25% or 0.35% depending on the amount of aggregate unused commitments. As of December 31, 2013, $64,000,000 was outstanding under the revolving credit facility and $61,000,000 was available for future borrowings. This line of credit was terminated and repaid in full in September 2014.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

8. DEBT (Continued)

        At September 30, 2014 and December 31, 2013, CIM Commercial and CIM Urban, respectively, were in compliance with all of their respective financial covenants.

        At September 30, 2014, and December 31, 2013, accrued interest and unused commitment fee payable of $989,000 and $1,017,000, respectively, is included in accounts payable and accrued expenses.

        Future principal payments on our debt (face value) at September 30, 2014 are as follows:

Years Ending December 31,	Secured Borrowings Principal(1)	Mortgages Payable	All Other Principal(2)	Total
	(in thousands)
2014 (Three months ending December 31, 2014)	$309	$1,661	$—	$1,970
2015	1,265	77,055	—	78,320
2016	1,309	4,354	330,000	335,663
2017	1,354	4,642	—	5,996
2018	1,403	24,300	—	25,703
Thereafter	34,719	111,496	27,070	173,285

	$40,359	$223,508	$357,070	$620,937

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

(2)
Represents the junior subordinated notes, and unsecured credit facility.

9. STOCK-BASED COMPENSATION PLANS

        As of the Acquisition Date, we had 19,700 options outstanding under stock-based compensation plans. The options are fully vested, and were repriced as of the Acquisition Date. Of these options, 14,500 were exercised during the nine months ended September 30, 2014 for proceeds of approximately $201,000.

        We granted 11,850 options on June 12, 2014 at an exercise price of $23.16 (the closing price of our Common Stock on such date). The fair value of these options was estimated at the date of grant using the Black-Scholes option- pricing model with the following assumptions:

Assumptions
Expected term (years)	3.0
Risk-free interest rate	0.94%
Expected dividend yield	3.78%
Expected volatility	9.37%
Expected forfeiture rate	1.0%

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

9. STOCK-BASED COMPENSATION PLANS (Continued)

        The expected term of the options granted represents the period of time that the options are expected to be outstanding and was based on historical data. The risk-free rate was based on the three-year U.S. Treasury rate corresponding to the expected term of the options. We used historical information to determine our expected volatility and forfeiture rate. We recorded compensation expense of $0 and $8,000 during the three and nine months ended September 30, 2014, respectively, related to this option grant.

        On April 28, 2014, our stockholders approved the First Amendment to the PMC Commercial Trust 2005 Equity Incentive Plan (the "Plan Amendment") to increase the aggregate number of shares of Common Stock thereunder from 100,000 to 300,000 shares and increase the annual limitation on restricted Common Stock grants to all independent directors in the aggregate to 100,000 restricted shares of Common Stock and to each executive officer to no more than 4,000 restricted shares of Common Stock during any fiscal year. On March 11, 2014, we granted Common Stock awards of 2,000 restricted shares of Common Stock to each of the independent members of the board of directors (the "Board of Directors") (6,000 in aggregate) which awards were effective upon the receipt of stockholder approval of the Plan Amendment. The shares of Common Stock vest based on a year of continuous service. Compensation expense related to these restricted shares of Common Stock is being recognized over the vesting period. We recorded compensation expense of $32,000 and $63,000 during the three and nine months ended September 30, 2014, respectively, related to these restricted shares of Common Stock.

        We issued an aggregate of 2,000 restricted shares of Common Stock to two of our executive officers on May 6, 2014. The restricted shares of Common Stock vest based on two years of continuous service with one-third of the shares of Common Stock vesting immediately upon issuance and one-third vesting at the end of each of the next two years. Compensation expense related to these restricted shares of Common Stock is being recognized over the vesting period. We recognized compensation expense of $5,000 and $24,000 during the three and nine months ended September 30, 2014, respectively, related to these restricted shares of Common Stock.

        In accordance with the employment agreements of two of our executive officers, to the extent the executive is employed by us on January 1, 2016 and such executive is not entitled to any disability, death or severance payments, the executive would be awarded restricted shares of Common Stock as a retention bonus which would vest immediately upon issuance. In aggregate, the executive officers would receive 105,000 Common Stock awards. We recorded compensation expense of $316,000 and $631,000 during the three and nine months ended September 30, 2014, respectively, related to these Common Stock awards.

        As of September 30, 2014, there was $1,664,000 of total unrecognized compensation expense related to shares of Common Stock which will be recognized over the next fifteen months.

10. EARNINGS PER SHARE ("EPS")

        The computations of basic EPS are based on our weighted average shares outstanding. During the three and nine months ended September 30, 2014, the weighted average shares outstanding were increased by 1,000 and 4,000 shares, respectively, to reflect the dilutive effect of stock options. Not included in the computation of diluted EPS were outstanding options to purchase 11,850 shares of

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

10. EARNINGS PER SHARE ("EPS") (Continued)

Common Stock during the three and nine months ended September 30, 2014, because the options' exercise prices were greater than the average market price of the shares.

        For purposes of calculating basic EPS for the three and nine months ended September 30, 2013, the 65,028,571 shares of preferred stock issued in connection with the Merger have been assumed to have been converted into 91,039,999 shares of Common Stock. As of the Acquisition Date, a subsidiary of CIM Urban REIT had agreed to vote its 97.8% post-Merger ownership of CIM Commercial in favor of an increase in the number of authorized CIM Commercial shares of Common Stock to one billion (200,000,000 after giving effect to the reverse stock split), thereby satisfying the condition for the automatic conversion of these shares. The actual conversion of the shares of preferred stock to shares of Common Stock occurred on April 29, 2014.

11. DIVIDENDS DECLARED

        CIM Urban paid a distribution of $16,100,000 prior to the Acquisition Date ($0.1685 per share of Common Stock, as converted). In addition, dividends of $59,286,000 ($27.975 per share of Common Stock) were paid to the PMC Commercial stockholders, which includes the $27.50 per share of Common Stock special dividend plus the $0.475 pro rata portion of PMC Commercial's regular quarterly cash dividend.

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

        On September 12, 2014, we declared a common share dividend of $0.21875 per share of Common Stock which was paid on September 29, 2014.

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

          Level 2 Inputs—Observable inputs other than quoted prices in active markets for identical assets and liabilities

          Level 3 Inputs—Unobservable inputs

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

        The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on our consolidated balance sheets were as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
	(in thousands)
Assets:
Loans Receivable Subject to Credit Risk	$148,673	$148,444	$—	$—	3
SBA 7(a) loans receivable, subject to secured borrowings	43,181	44,006	—	—	3
Liabilities:
Secured borrowings—government guaranteed loans	43,684	43,684	—	—	3
Unsecured credit facilities	330,000	330,000	164,000	164,000	3
Junior subordinated notes	24,889	24,889	—	—	3
Mortgages payable	225,674	232,463	231,105	231,250	3

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

        Loans Receivable Subject to Credit Risk—Loans receivable were initially recorded at estimated fair value at the Acquisition Date. Loans receivable originated subsequent to the Acquisition Date are recorded at cost upon origination and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

anticipated future cash flows using certain assumptions including discount rates ranging from 8.50% to 15.00%, prepayment rates of 15.00% and potential credit deterioration ranging from 0% to 1.50%. Significant increases (decreases) in any of these inputs in isolation would result in significantly lower (higher) fair value measurements. In the absence of a readily ascertainable market value, the estimated value of our loans receivable will differ from the values that would be placed on the portfolio if a ready market for the loans receivable existed.

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

        Junior subordinated notes—The fair value of the junior subordinated notes is estimated based on current interest rates available for debt instruments with similar terms. Discounted cash flow analysis is generally used to estimate the fair value of our junior subordinated notes. The rate used was 4.06% at September 30, 2014.

        Secured borrowings—government guaranteed loans—The fair value of secured borrowings—government guaranteed loans approximates current market interest rates. Includes the unamortized deferred cash premiums collected on the sale of the government guaranteed portions of the related loans.

        Unsecured credit facilities—The carrying amount is a reasonable estimation of fair value as the interest rate on the unsecured credit facilities are variable and are at current market interest rates.

        Mortgage notes payable—The fair values of mortgage notes are estimated based on current interest rates available for debt instruments with similar terms. The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 4.10% to 4.30% at September 30, 2014 and 4.85% to 5.00% at December 31, 2013.

13. RELATED-PARTY TRANSACTIONS

        CIM Urban REIT Management, LP (the "Management Company"), an affiliate of CIM Urban REIT, provides asset management services to CIM Urban. For these services, CIM Urban pays asset

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

13. RELATED-PARTY TRANSACTIONS (Continued)

management fees to the Management Company, on a quarterly basis, in arrears. The fee is calculated as a percentage of the daily average gross fair value of our investments, as defined, as follows:

Daily Average Gross Fair Value of CIM Urban's Investments
		Quarterly Fee Percentage
From Greater of	To and Including
(in thousands)
$—	$500,000	0.2500%
500,000	1,000,000	0.2375%
1,000,000	1,500,000	0.2250%
1,500,000	4,000,000	0.2125%
4,000,000	20,000,000	0.1000%

        The Management Company earned asset management fees of $5,821,000 and $5,442,000 for the three months ended September 30, 2014 and 2013, respectively and $17,300,000 and $16,282,000 for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, and December 31, 2013, asset management fees of $5,798,000 and $5,426,000, respectively, were due to the Management Company.

        CIM Management, Inc. and certain of its affiliates (collectively, the "CIM Management Entities"), all affiliates of CIM Urban REIT, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $1,404,000 and $1,172,000 for the three months ended September 30, 2014 and 2013, respectively and $3,935,000 and $3,534,000 for the nine months ended September 30, 2014 and 2013, respectively. CIM Urban also reimbursed the CIM Management Entities $1,820,000 and $1,143,000 during the three months ended September 30, 2014 and 2013, respectively and $5,613,000 and $3,487,000 during the nine months ended September 30, 2014 and 2013, respectively, for the cost of on-site personnel incurred on behalf of CIM Urban, which is included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $221,000 and $89,000 for the three months ended September 30, 2014 and 2013, respectively and $1,572,000 and $386,000 for the nine months ended September 30, 2014 and 2013, respectively, which were capitalized to deferred charges. In addition, the CIM Management Entities earned development management fees of $141,000 and $147,000 for the three months ended September 30, 2014 and 2013, respectively and $385,000 and $441,000 for the nine months ended September 30, 2014 and 2013, respectively, which were capitalized to investments in real estate.

        At September 30, 2014 and December 31, 2013, fees payable and expense reimbursements due to the CIM Management Entities of $2,624,000 and $1,445,000, respectively, are included in due to related parties. Also included in due to related parties as of September 30, 2014, and December 31, 2013, is $29,000 and $64,000, respectively, due from the CIM Management Entities and related parties. We have also entered into contracts with third-party property management companies.

        Certain of these management companies also provide leasing and development management services, for which they are compensated in accordance with the agreements. Management fees incurred to third-party management companies related to the rental properties totaled $401,000 and

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

13. RELATED-PARTY TRANSACTIONS (Continued)

$303,000 for the three months ended September 30, 2014 and 2013, respectively and $1,212,000 and $975,000 for the nine months ended September 30, 2014 and 2013, respectively, which were included in rental and other property operating expenses.

        On the Acquisition Date, pursuant to the terms of the Merger Agreement, CIM Commercial and its lending subsidiaries entered into the Master Services Agreement (the "Master Services Agreement") with CIM Service Provider, LLC (the "Manager") pursuant to which the Manager agrees to provide or arrange for other service providers to provide management and administration services to CIM Commercial and its subsidiaries following the Merger. Pursuant to the Master Services Agreement, CIM Commercial pays a base service fee (the "Base Service Fee") to the Manager equal to $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. The Base Service Fee began to accrue on the Acquisition Date and was pro-rated based on the number of days during the first quarter in which the Master Services Agreement was in effect. For the three and nine months ended September 30, 2014, the Manager earned a Base Service Fee of $250,000 and $556,000, respectively. In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. During the nine months ended September 30, 2014, such services performed by the Manager included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources and corporate communications. The Manager's compensation is based on the salaries and benefits of the employees of the Manager and/or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). For the three and nine months ended September 30, 2014, we expensed $405,000 and $695,000, respectively, for such services. At September 30, 2014, $961,000 was due to the Manager. In addition, at September 30, 2014, reimbursement of $118,000 for services paid by an affiliate of the Manager to third-party consultants who performed work on behalf of CIM Commercial and $46,000 for out-of-pocket expenses incurred in connection with potential transactions on behalf of CIM Commercial is due to an affiliate of the Manager.

14. COMMITMENTS AND CONTINGENCIES

        Loan Commitments—Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund loans were $20,800,000 at September 30, 2014, the majority of which were for prime-based loans to be originated by our SBA 7(a) subsidiary, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

        General—In connection with the ownership and operation of real estate properties, we have certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

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

        CIM Commercial and CIM Urban REIT entered into various agreements with the plaintiffs to settle their claims, which agreements were effective as of January 28, 2014 and were approved by the court on April 4, 2014 (the "Settlement Agreement"). Under the terms of the Settlement Agreement, the Manager entered into a trading plan (the "Trading Plan") designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934 to provide for the purchase of up to 550,000 shares of CIM Commercial Common Stock at prices up to $25.00 per share. The Trading Plan commenced on March 12, 2014 and expired on August 10, 2014. Pursuant to the Trading Plan, the Manager acquired approximately 254,000 shares of Common Stock. Additionally, CIM Commercial agreed to be responsible for providing and administering notice of the class action settlement to the members of the settlement class and pay for all reasonable costs incurred in providing such notice. As a result of the settlement, CIM Commercial agreed to payment of attorney's fees and expenses of plaintiffs' counsel of $772,000. In addition, pursuant to the terms of the Settlement Agreement, the Manager purchased 100,000 shares of Common Stock owned by REIT Redux and its other "reporting persons" at a price of $25.00 per share in August 2014.

        We are not currently involved in any other material pending or threatened legal proceeding nor, to our knowledge, is any material legal proceeding currently threatened against us, other than routine litigation arising in the ordinary course of business. In the normal course of business we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business. While the outcome of these legal actions and proceedings cannot be predicted with certainty, in management's opinion, the resolution of these legal proceedings and actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

14. COMMITMENTS AND CONTINGENCIES (Continued)

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

        Rent expense under this lease, which includes straight line rent and amortization of acquired below-market ground lease, was $438,000 for the three months ended September 30, 2014 and 2013, respectively and $1,314,000 for the nine months ended September 30, 2014 and 2013, respectively. We record rent expense on a straight line basis. Straight line rent liability of $10,744,000 and $9,863,000 is included in other liabilities in the accompanying consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively.

        We lease office space in Dallas, Texas under a lease which expires in May 2018. For the three and nine months ended September 30, 2014, rent expense under the lease was $55,000 and $120,000, respectively. Straight line rent liability of $30,000 is included in other liabilities in the accompanying consolidated balance sheet as of September 30, 2014.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

14. COMMITMENTS AND CONTINGENCIES (Continued)

        Scheduled future noncancelable minimum lease payments at September 30, 2014 are as follows:

Years Ending December 31,	(in thousands)
2014 (Three months ending December 31, 2014)	$164
2015	616
2016	743
2017	749
2018	607
Thereafter	129,031

$131,910

15. FUTURE MINIMUM LEASE RENTALS

        Future minimum rental revenues under long-term operating leases at September 30, 2014, excluding tenant reimbursements of certain costs, are summarized as follows:

Years Ending December 31,	Governmental Tenants	Other Tenants	Total
	(in thousands)
2014 (Three months ending December 31, 2014)	$14,784	$22,890	$37,674
2015	47,244	91,643	138,887
2016	42,739	85,682	128,421
2017	37,173	78,715	115,888
2018	35,594	55,864	91,458
Thereafter	147,312	226,796	374,108

	$324,846	$561,590	$886,436

16. CONCENTRATIONS

        Tenant Revenue Concentrations—Rental revenues from the U.S. General Services Administration and other government agencies (collectively, "Governmental Tenants"), which primarily occupy properties located in Washington, D.C., accounted for approximately 24.4%, and 29.1% of our rental and other property income for the three months ended September 30, 2014 and 2013, respectively and 24.9%, and 28.0% for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, and December 31, 2013, $6,991,000 and $5,596,000, respectively, is due from Governmental Tenants (see Note 15).

        Geographical Concentrations of Investments in Real Estate—As of September 30, 2014, and December 31, 2013, we owned 20 and 19 office properties, respectively, five multifamily properties, and three hotel properties, located in four states and Washington, D.C.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

16. CONCENTRATIONS (Continued)

        Our revenues concentration from properties for the periods ended September 30, 2014 and 2013, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
California	60.3%	56.8%	60.3%	57.2%
Washington, D.C.	24.9	26.4	24.5	26.0
Texas	8.0	8.5	7.8	8.2
North Carolina	4.6	6.1	5.3	6.4
New York	2.2	2.2	2.1	2.2

	100.0%	100.0%	100.0%	100.0%

        Our real estate investments concentration from properties as of September 30, 2014, and December 31, 2013, are as follows:

	September 30, 2014	December 31, 2013
California	51.7%	50.5%
Washington, D.C.	31.7	32.5
Texas	7.5	7.7
North Carolina	5.5	5.6
New York	3.6	3.7

	100.0%	100.0%

        Concentration of loans receivable—Substantially all of our interest income is generated from loans collateralized by hospitality properties. At September 30, 2014, our loans receivable were 94.3% concentrated in the hospitality industry. In addition, at September 30, 2014, 11.7% of our loans were collateralized by properties in Texas and 10.5% of our loans were collateralized by properties in Virginia. No other state had a concentration of 10.0% or greater of our loans receivable at September 30, 2014.

17. SEGMENT DISCLOSURE

        In accordance with ASC Topic 280, Segment Reporting, our reportable segments consist of three types of commercial real estate properties, namely, office properties, hotel properties (which included an investment in a note receivable secured by a hotel property during the three and nine months ended September 30, 2013) and multifamily properties, as well as a segment for our lending operations. Management internally evaluates the operating performance and financial results of the segments based on net operating income. We also have certain general and administrative level activities, including public company expenses, legal, accounting, tax preparation, that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

17. SEGMENT DISCLOSURE (Continued)

the notes to the audited consolidated financial statements of CIM Urban for the year ended December 31, 2013 included in our current report on Form 8-K/A filed on May 9, 2014.

        We evaluate the performance of our segments based on net operating income for our real estate segment, defined as: rental and other property income and tenant reimbursements less property and related expenses, and excludes nonproperty income and expenses, interest expense, depreciation and amortization, corporate related general and administrative expenses, and transaction costs. For the lending segment, we define net operating income as interest income net of interest expense and expense for back-office operations and general overhead expenses such as administration and

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

17. SEGMENT DISCLOSURE (Continued)

accounting. The net operating income of our reportable segments for the three and nine months ended September 30, 2014 and 2013, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014(1)	2013
	(in thousands)
Office properties:
Revenues	$44,378	$43,812	$132,833	$131,409

Property expenses:
Operating	18,644	17,360	54,230	49,854
General and administrative	413	335	805	689

Total property expenses	19,057	17,695	55,035	50,543

Segment net operating income—office	25,321	26,117	77,798	80,866

Hotel properties:
Revenues	13,504	8,630	42,641	29,201

Property expenses:
Operating	9,867	6,419	29,636	20,072
General and administrative	61	29	134	191

Total property expenses	9,928	6,448	29,770	20,263

Segment net operating income—hotel	3,576	2,182	12,871	8,938

Multifamily properties:
Revenues	5,235	5,045	15,427	15,023

Property expenses:
Operating	2,485	2,093	7,155	5,899
General and administrative	553	32	632	74

Total property expenses	3,038	2,125	7,787	5,973

Segment net operating income—multifamily	2,197	2,920	7,640	9,050

Lending:
Revenues	5,078	—	12,875	—

Lending expenses:
Interest expense	657	—	1,554	—
General and administrative	1,263	—	2,921	—

Total lending expenses	1,920	—	4,475	—

Segment net operating income—lending	3,158	—	8,400	—

Total segment net operating income	$34,252	$31,219	$106,709	$98,854

(1)
The lending segment operations are included for the period from the Acquisition Date to September 30, 2014.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

17. SEGMENT DISCLOSURE (Continued)

        A reconciliation of segment net operating income to net income for the three and nine months ended September 30, 2014 and 2013, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Total segment net operating income	$34,252	$31,219	$106,709	$98,854
Interest	(4,794)	(4,611)	(13,053)	(14,013)
General and administrative	(867)	(168)	(3,454)	(867)
Asset management fees and other fees to related parties	(6,476)	(5,442)	(18,551)	(16,282)
Transaction costs	(46)	(2,619)	(546)	(4,013)
Depreciation and amortization	(17,677)	(16,620)	(51,592)	(51,290)

	4,392	1,759	19,513	12,389
Bargain purchase gain	—	—	4,918	—

Income before provision for income taxes	4,392	1,759	24,431	12,389
Provision for income taxes	(112)	—	(420)	—

Net income	4,280	1,759	24,011	12,389
Net loss (income) attributable to noncontrolling interests	5	6	(108)	(103)

Net income attributable to stockholders	$4,285	$1,765	$23,903	$12,286

        The condensed assets for each of the segments as of September 30, 2014 and December 31, 2013, along with capital expenditures and originations for the nine months ended September 30, 2014 and 2013, are as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Condensed assets:
Office properties	$1,509,247	$1,481,757
Hotel properties	176,225	174,263
Multifamily properties	170,291	173,985
Lending	210,759	—
Non-segment assets	12,963	4,472

Total assets	$2,079,485	$1,834,477

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

17. SEGMENT DISCLOSURE (Continued)

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Capital expenditures(1):
Office properties	$15,658	$12,680
Hotel properties	1,068	1,626
Multifamily properties	546	1,250

Total capital expenditures	17,272	15,556

Originations	36,557	—

Total capital expenditures and originations	$53,829	$15,556

(1)
Represents additions and improvements to real estate investments, excluding acquisitions.

18. SUBSEQUENT EVENTS

        In October 2014, we acquired a 100% fee-simple interest in a three-building creative office portfolio totaling approximately 32,000 square feet and 101 parking stalls in Culver City, California, for approximately $18,500,000.

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

        The following discussion of our financial condition at September 30, 2014 and results of operations for the three and nine months ended September 30, 2014 and 2013 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 and the audited consolidated financial statements of CIM Urban for the year ended December 31, 2013, included in our current report on Form 8-K/A filed on May 9, 2014. For a more detailed description of the risks affecting our financial condition and results of operations, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

        The Merger was accounted for as a reverse acquisition under the acquisition method of accounting with CIM Urban considered to be the accounting acquirer based upon the terms of the Merger Agreement. Accordingly, the acquired assets and liabilities of PMC Commercial acquired on March 11, 2014 and still owned or held by us are included in the consolidated balance sheet as of September 30, 2014 and the results of its operations and cash flows are included in the consolidated statements of operations and comprehensive income and cash flows for the period from the Acquisition Date through September 30, 2014.

Business Overview

        Our principal business is to acquire, own, and operate Class A and creative office properties in vibrant and improving urban communities throughout the U.S. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, improving demographic trends and a propensity for growth. We believe that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of substantially stabilized assets in the area. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the improving demographics, public commitment, and significant private investment that characterize these areas.

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

Properties

        As of September 30, 2014, CIM Urban's investments consisted of (i) 20 office properties comprising approximately 5.5 million rentable square feet, (ii) five multifamily properties comprising 930 units, (iii) three hotels comprising 1,070 rooms, (iv) three parking garages, two of which have street level retail space, and (v) one development site.

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

        As a result of the in-depth research and analysis that CIM has performed to qualify transitional urban communities over the years, CIM has also gained extensive knowledge of adjoining major CBDs, in both primary and secondary cities. While these areas are generally not underserved and in transition (but rather are well-established, thriving areas), due to the recent financial crisis and related distressed situations, CIM has been able to capitalize on pricing in these districts that has fallen below the values that CIM believes it will be able to obtain in the long term. CIM expects that, by applying its relative value investment discipline and local market knowledge, it will be able to provide us with opportunities to invest in high quality assets located in these major markets at what CIM believes to be discounts to intrinsic (i.e., expected long-term) value.

Lending Segment

        We will continue to deploy a portion of our capital to our real estate lending platform through our wholly owned subsidiary (d/b/a PMC Commercial Trust) that originates and services loans under the U.S. Small Business Administration 7(a) Guaranteed Loan Program as well as through other lending programs which allow us to achieve attractive risk adjusted returns on its loans.

        We are also exploring strategic alternatives for our lending business that may result in the deconsolidation of the lending business, allowing us to increase our focus as an urban office REIT while independently expanding, diversifying and growing the lending business.

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

        Like any metric, FFO should not be used as the only measure of our performance because it excludes depreciation and amortization and captures neither the changes in the value of our real estate properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our operating results. Other REITs may not calculate FFO in accordance with NAREIT, accordingly, our FFO may not be comparable to those other REITs' FFO. Therefore, FFO should be considered only as a supplement to net income as a measure of our performance and should not be used as a supplement to or substitute measure for cash flow from operating activities computed in accordance with U.S. GAAP. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends.

        The following table sets forth a reconciliation of net income to FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net income attributable to stockholders	$4,285	$1,765	$23,903	$12,286
Depreciation and amortization	17,677	16,620	51,592	51,290
Net (loss) income attributable to noncontrolling interests	(5)	(6)	108	103

FFO	$21,957	$18,379	$75,603	$63,679

        FFO increased to $21,957,000, or by 19.5%, for the three months ended September 30, 2014, compared to $18,379,000 for the three months ended September 30, 2013. The increase was primarily attributable to $3,158,000 from the operations of the lending business, a decrease in transaction costs of $2,573,000, which mainly represented costs related to the Merger and costs associated with the hotel that CIM Urban took possession of in October 2013, offset by an increase of $699,000 in corporate general and administrative expenses, an increase of $1,034,000 in asset management fees and other fees to related parties and an increase of $183,000 in corporate interest expense.

        FFO increased to $75,603,000, or by 18.7%, for the nine months ended September 30, 2014, compared to $63,679,000 for the nine months ended September 30, 2013. The increase was primarily attributable to a non-cash bargain purchase gain of $4,918,000, an increase of $8,400,000 from the operations of the lending business for the period from the Acquisition Date to September 30, 2014, a decrease in transaction costs of $3,467,000, which mainly represented costs related to the Merger and costs associated with the hotel that CIM Urban took possession of in October 2013, a decrease of $960,000 in interest expense, offset by an increase of $2,587,000 in corporate general and administrative expenses, an increase of $2,269,000 in asset management fees and other fees to related parties and an increase of $420,000 in provision for income taxes.

Rental Rate Trends

        Office Rental Rates:    The following table sets forth the annualized rent per occupied square foot across our office portfolio as of the specified periods:

	As of September 30,
	2014	2013
Annualized rent per occupied square foot(1)	$36.08	$35.88

(1)
Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements for the twelve months ended September 30, 2014 and 2013 were approximately $11,262,000 and $12,610,000, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail and parking.

        Over the next four quarters, we expect to see expiring cash rents as set forth in the table below:

	For the Three Months Ended
	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015
Expiring Cash Rents:
Expiring square feet(1)	273,966	128,241	131,706	85,423
Expiring rent per square foot(2)	$43.22	$38.70	$34.72	$41.98

(1)
All month-to-month tenants are included in the expiring leases in the first quarter listed.

(2)
Represents gross monthly base rent, as of September 30, 2014, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

        Multifamily Rates:    The following table sets forth the monthly rent per occupied unit across our multifamily portfolio for the specified periods:

	As of September 30,
	2014	2013
Monthly rent per occupied unit(1)	$1,900	$1,827

(1)
Represents gross monthly base rent under leases as of the specified period, divided by occupied units. This amount reflects total cash rent before concessions.

        Occupancy Rates:    The following table sets forth the occupancy rates across our office and multifamily real estate portfolios as of the specified periods:

	As of September 30,
	2014	2013
Office portfolio	83.3%	86.3%
Multifamily portfolio	95.1%	94.9%

        Hotel Statistics:    The following table sets forth the occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") for the hotel portfolio for the specified periods:

	For the Nine Months Ended September 30,
	2014	2013
Rental Rate Trends—Hotel Statistics(1)
Occupancy	83.4%	77.7%
ADR	$122.23	$130.40
RevPAR	$101.97	$101.31

(1)
The nine months ended September 30, 2013 statistics exclude LAX Holiday Inn which CIM Urban took possession of through foreclosure in October 2013. Excluding LAX Holiday Inn from the hotel statistics for the nine months ended September 30, 2014, the occupancy, ADR, and RevPAR would have been 78.3%, $142.77, and $111.76, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Overview

	Three Months Ended September 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Total revenues	$68,195	$57,487	$10,708	18.6%
Total expenses	$63,803	$55,728	$8,075	14.5%
Net income	$4,280	$1,759	$2,521	143.3%

        Net income increased during the three months ended September 30, 2014 primarily due to the operations of the lending segment of $3,158,000, a decrease in transaction costs of $2,573,000, which mainly represented costs related to the Merger and costs associated with the hotel that CIM Urban took possession of in October 2013, offset by an increase of $699,000 in corporate general and administrative expenses, an increase of $1,034,000 in asset management fees and other fees to related parties, an increase of $1,057,000 in depreciation and amortization and an increase of $183,000 in corporate interest expense.

        CIM Commercial operates in four segments: office properties, hotel, multifamily and lending. Set forth and described below are summary segment results for our four segments for the specified periods.

Summary Segment Results

	Three Months Ended September 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Revenues:
Office properties	$44,378	$43,812	$566	1.3%
Hotel	13,504	8,630	4,874	56.5%
Multifamily	5,235	5,045	190	3.8%
Lending	5,078	—	5,078	—
Expenses:
Office properties	19,057	17,695	1,362	7.7%
Hotel	9,928	6,448	3,480	54.0%
Multifamily	3,038	2,125	913	43.0%
Lending	1,920	—	1,920	—

Revenues

        Office Properties Revenue:    Revenues include rental revenues from office properties, expense reimbursements and lease termination income. Total office property revenues increased to $44,378,000, or 1.3%, for the third quarter of 2014 compared to $43,812,000 for the third quarter of 2013, primarily due to revenues related to the office property acquired in April 2014, offset by a decrease at the North Carolina office property due to early termination of a large tenant in April 2014.

        Hotel Revenue:    Total hotel revenue increased to $13,504,000, or 56.5%, for the third quarter of 2014 compared to $8,630,000 for the third quarter of 2013. The increase is primarily due to the operations of the LAX Holiday Inn, which CIM Urban acquired through foreclosure in October 2013, being reflected as an operating hotel in the 2014 third quarter, versus a mortgage note receivable in the 2013 third quarter. Additionally, our hotel properties in Sacramento and Oakland, California, experienced RevPAR growth in the 2014 third quarter compared to the 2013 third quarter due to increased rates and occupancy.

        Multifamily Revenue:    Total multifamily revenue increased to $5,235,000, or 3.8%, for the third quarter of 2014 compared to $5,045,000 for the third quarter of 2013. The increase is primarily due to increased rates.

        Lending Revenue:    Represents revenues from the lending operations of CIM Commercial and our lending subsidiaries including interest income on loans and other loan related fee income. Included in the three months ended September 30, 2014 is interest income of $4,456,000, including accretion of $1,499,000 related to acquisition discounts, and $327,000 of premium income related to the sale of the government guaranteed portions of our fully funded SBA 7(a) loans.

Expenses

        Office Properties Expenses:    Total expenses increased to $19,057,000, or 7.7%, for the third quarter of 2014 compared to $17,695,000 for the third quarter of 2013. The increase is primarily due to expenses related to the office property acquired in April 2014, and an increase in real estate taxes at the California properties. We expect there will be increases in real estate taxes compared to 2013 at the California properties for the remainder of the year.

        Hotel Expenses:    Total hotel expenses increased to $9,928,000, or 54.0%, for the third quarter of 2014 compared to $6,448,000 for the third quarter of 2013. The increase is primarily due to the LAX Holiday Inn, which CIM Urban acquired through foreclosure in October 2013, being reflected as an operating hotel in the 2014 third quarter, versus a mortgage note receivable in the 2013 third quarter.

        Multifamily Expenses:    Total multifamily expenses increased to $3,038,000, or 43.0%, for the third quarter of 2014 compared to $2,125,000 for the third quarter of 2013. The increase is primarily due to an increase in real estate taxes and legal costs in the 2014 third quarter compared to the 2013 third quarter. We expect there will be increases in legal costs compared to 2013 for the remainder of the year.

        Lending Expenses:    Represents expenses from the lending operation of CIM Commercial and our lending subsidiaries including general and administrative expenses related to the operation of the lending business. Lending expenses primarily represent salaries and related benefits expense of $1,036,000 and interest expense of $657,000.

        Interest Expense:    Interest expense that has not been allocated to segments of $4,794,000 for the third quarter of 2014 represents a $183,000 increase from $4,611,000 for the third quarter of 2013. Increased interest expense from incremental credit facility borrowings in the 2014 third quarter and from amortization of deferred loan costs related to the credit facilities terminated and repaid in full in

September 2014 was partially offset by lower interest expense from amortizing fixed-rate mortgages as a result of the repayment of approximately $75,909,000 in fixed rate mortgages in September 2013. Borrowings under our lines of credit outstanding during the third quarter of 2014 were at lower interest rates compared to the interest rates on the fixed rate mortgages that were outstanding during the third quarter of 2013 that were repaid in September 2013.

        General and Administrative:    General and administrative expenses that have not been allocated to segments increased to $867,000 for the third quarter of 2014 compared to $168,000 for the comparable 2013 period. The increase is primarily due to public company expenses, offset by a one-time gain of $1,166,000 relating to the settlement of a contractual obligation that reduced expenses in the third quarter of 2014. We expect that there will be an increase in general and administrative expenses related to exploring strategic alternatives, and other public company expenses for the remainder of the year.

        Transaction Costs:    Transaction costs totaling $46,000 for the third quarter of 2014 represent a $2,573,000 decrease from $2,619,000 for the third quarter of 2013. The costs incurred in the third quarter of 2013 are associated with the Merger, including due diligence costs, reimbursement of PMC Commercial's acquisition-related costs, legal and accounting expenses, as well as costs related to the foreclosure of a hotel secured by a mortgage note receivable, which was finalized in October 2013.

        Asset Management Fees and Other Fees to Related Parties:    Asset management fees totaled $5,821,000 for the third quarter of 2014 compared to $5,442,000 for the third quarter of 2013. Management fees are calculated based on a percentage of the gross fair value of CIM Urban's investments, which are appraised in the fourth quarter of each year. The higher fees reflect a net increase in the fair value of the real estate investments based on the December 31, 2013 appraised values, as well as incremental capital expenditures and acquisitions in the first nine months of 2014. In addition, pursuant to the Master Services Agreement entered into on the Acquisition Date, CIM Commercial will pay a Base Service Fee equal to $1,000,000 per year (subject to annual escalation by a specified inflation factor beginning on January 1, 2015) to the Manager, a related party. Fees to the related party totaled $250,000 for the third quarter of 2014 compared to $0 for the third quarter of 2013. In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the third quarter of 2014, we expensed $405,000 for such services.

        Depreciation and Amortization:    Depreciation and amortization expense increased to $17,677,000, or 6.4%, for the third quarter of 2014, compared to $16,620,000 for the third quarter of 2013. The increase in depreciation and amortization expense compared to the third quarter of 2013 is primarily due to depreciation expense associated with additional capital expenditures, depreciation from LAX Holiday Inn, which CIM Urban acquired through foreclosure in October 2013, and the acquisition of the office property in April 2014.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Overview

	Nine Months Ended September 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Total revenues	$203,776	$175,633	$28,143	16.0%
Total expenses	$184,263	$163,244	$21,019	12.9%
Bargain purchase gain	$4,918	$—	$4,918	—
Net income	$24,011	$12,389	$11,622	93.8%

        Net income increased during the nine months ended September 30, 2014 primarily due to the recognition of the bargain purchase gain of $4,918,000, an increase of $8,400,000 from the operations of the lending business for the period from the Acquisition Date to September 30, 2014, a decrease of $3,467,000 in transaction costs, which mainly represented costs related to the Merger and costs associated with the hotel that CIM Urban took possession of in October 2013, a decrease of $960,000 in corporate interest expense, offset by an increase of $2,587,000 in corporate general and administrative expenses, an increase of $2,269,000 in asset management fees and other fees to related parties and an increase of $420,000 in provision for income taxes. The bargain purchase gain was recorded as of the Acquisition Date in the amount equal to the excess of the fair value of the identifiable net assets acquired over the purchase price (consideration).

        Set forth and described below are summary segment results for our four segments for the specified periods.

Summary Segment Results

	Nine Months Ended September 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Revenues:
Office properties	$132,833	$131,409	$1,424	1.1%
Hotel	42,641	29,201	13,440	46.0%
Multifamily	15,427	15,023	404	2.7%
Lending(1)	12,875	—	12,875	—
Expenses:
Office properties	55,035	50,543	4,492	8.9%
Hotel	29,770	20,263	9,507	46.9%
Multifamily	7,787	5,973	1,814	30.4%
Lending(1)	4,475	—	4,475	—

(1)
Our lending operations are reflected beginning on the Acquisition Date to September 30, 2014.

Revenues

        Office Properties Revenue:    Revenues include rental revenues from office properties, expense reimbursements and lease termination income. Total office property revenues increased to $132,833,000, or 1.1%, for the first nine months of 2014 compared to $131,409,000 for the first nine months of 2013, primarily due to revenues related to the office property acquired in April 2014, offset by a decrease at the North Carolina office property due to early termination of a large tenant in April 2014.

        Hotel Revenue:    Total hotel revenue increased to $42,641,000, or 46.0%, for the first nine months of 2014 compared to $29,201,000 for the first nine months of 2013. The increase is primarily due to the operations of the LAX Holiday Inn, which CIM Urban acquired through foreclosure in October 2013, being reflected as an operating hotel in the nine months ended September 30, 2014, versus a mortgage note receivable in the nine months ended September 30, 2013. Additionally, our hotel properties in Sacramento and Oakland, California, experienced RevPAR growth in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to increased rates and occupancy.

        Multifamily Revenue:    Total multifamily revenue increased to $15,427,000, or 2.7%, for the first nine months of 2014 compared to $15,023,000 for the first nine months of 2013. The increase is primarily due to increased rates.

        Lending Revenue:    Represents revenues from the lending operations of CIM Commercial and our lending subsidiaries including interest income on loans and other loan related fee income. The lending segment revenue is only reflected beginning on the Acquisition Date through September 30, 2014. Included in the nine months ended September 30, 2014 is interest income of $10,726,000, including accretion of $3,634,000 related to acquisition discounts, and $1,478,000 of premium income related to the sale of the government guaranteed portions of our fully funded SBA 7(a) loans.

Expenses

        Office Properties Expenses:    Total expenses increased to $55,035,000, or 8.9%, for the first nine months of 2014 compared to $50,543,000 for the first nine months of 2013. The increase is primarily due to an increase in electricity expense at the District of Columbia properties, and an increase in real estate taxes at the California properties. We expect there will be increases in real estate taxes compared to 2013 at the California properties for the remainder of the year.

        Hotel Expenses:    Total hotel expenses increased to $29,770,000, or 46.9%, for the first nine months of 2014 compared to $20,263,000 for the first nine months of 2013. The increase is primarily due to the LAX Holiday Inn, which CIM Urban acquired through foreclosure in October 2013, being reflected as an operating hotel in the nine months ended September 30, 2014, versus a mortgage note receivable in the nine months ended September 30, 2013. Additionally, our hotel properties in Sacramento and Oakland, California had increased variable costs associated with higher occupancy for the first nine months of 2014 compared to the first nine months of 2013.

        Multifamily Expenses:    Total multifamily expenses increased to $7,787,000, or 30.4%, for the first nine months of 2014 compared to $5,973,000 for the first nine months of 2013. The increase is primarily due to an increase in real estate taxes and legal costs in the first nine months of 2014 compared to the first nine months of 2013. We expect there will be increases in legal costs compared to 2013 for the remainder of the year.

        Lending Expenses:    Represents expenses from the lending operation of CIM Commercial and our lending subsidiaries including general and administrative expenses related to the operation of the lending business. The lending segment expenses are only reflected beginning on the Acquisition Date through September 30, 2014. Lending expenses primarily represent salaries and related benefits expense of $2,360,000 and interest expense of $1,554,000.

        Interest Expense:    Interest expense that has not been allocated to segments of $13,053,000 for the first nine months of 2014 represents a $960,000 decrease from $14,013,000 for the first nine months of 2013. Increased interest expense from incremental lines of credit borrowings and from amortization of deferred loan costs related to the credit facilities terminated and repaid in full in September 2014 was offset by lower interest expense from amortizing fixed-rate mortgages as a result of the repayment of approximately $75,909,000 in fixed rate mortgages in September 2013. The reduction in interest expense was primarily due to the lower interest rate on our borrowings under our lines of credit outstanding during the first nine months of 2014 versus the interest rates on the fixed rate mortgages that were outstanding during the first nine months of 2013 that were repaid in September 2013.

        General and Administrative:    General and administrative expenses that have not been allocated to segments increased to $3,454,000 for the first nine months of 2014 compared to $867,000 for the comparable 2013 period. The increase is primarily due to public company expenses incurred beginning on the Acquisition Date, offset by a one-time gain of $1,166,000 relating to the settlement of a contractual obligation that reduced expenses in the first nine months of 2014. We expect that there will be an increase in general and administrative expenses related to exploring strategic alternatives and other public company expenses for the remainder of the year.

        Transaction Costs:    Transaction costs totaling $546,000 for the first nine months of 2014 represent a $3,467,000 decrease from $4,013,000 for the first nine months of 2013. These costs are mainly associated with the Merger and are primarily comprised of due diligence costs, reimbursement of PMC Commercial's acquisition-related costs, legal and accounting expenses. The transaction costs for the first nine months of 2013 include $1,393,000 related to the foreclosure of a hotel secured by a mortgage note receivable, which was finalized in October 2013

        Asset Management Fees and Other Fees to Related Parties:    Asset management fees totaled $17,300,000 for the first nine months of 2014 compared to $16,282,000 for the first nine months of 2013. Management fees are calculated based on a percentage of the gross fair value of CIM Urban's investments, which are appraised in the fourth quarter of each year. The higher fees reflect a net increase in the fair value of the real estate investments based on the December 31, 2013 appraised values, as well as incremental capital expenditures and acquisitions in the first nine months of 2014. In addition, pursuant to the Master Services Agreement entered into on the Acquisition Date, CIM Commercial will pay a Base Service Fee equal to $1,000,000 per year (subject to annual escalation by a specified inflation factor beginning on January 1, 2015) to the Manager, a related party. Fees to the related party totaled $556,000 for the first nine months of 2014 compared to $0 for the first nine months of 2013. In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the first nine months of 2014, fees for such services were $695,000.

        Depreciation and Amortization:    Depreciation and amortization expense increased to $51,592,000, or 0.6%, for the first nine months of 2014, compared to $51,290,000 for the first nine months of 2013. The increase in depreciation and amortization expense compared to the first nine months of 2013 is primarily due to depreciation expense associated with additional capital expenditures, depreciation from LAX Holiday Inn, which CIM Urban acquired through foreclosure in October 2013, and the acquisition of the office property in April 2014, partially offset by certain assets that became fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

Credit Facilities

        In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. The credit facility can be upsized to $1,150,000,000, under certain conditions. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at the base rate, plus 0.20% to 1.00% or LIBOR plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bear interest at the base rate, plus 0.15% to 0.95% or LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. Upon CIM Commercial obtaining an investment grade credit rating for its long term, senior, unsecured non-credit enhanced debt, the applicable margin over the base rate or LIBOR will be based on CIM Commercial's credit rating. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The delayed draw term loan is also subject to an unused line fee of 0.25%. The credit facility matures in September 2016 and provides for two one-year extension options under certain conditions. As of October 31, 2014 and September 30, 2014, $350,000,000, and $330,000,000, respectively, was outstanding under the credit facility and $500,000,000, and $520,000,000, respectively, was available for future borrowings. Proceeds from the unsecured credit facility were used for general corporate purposes and to repay $323,000,000 outstanding under our unsecured credit facilities.

        In February 2012, CIM Urban entered into an unsecured revolving line of credit with a bank syndicate, which allowed for maximum borrowings of $100,000,000. Borrowings under the line of credit were limited by certain borrowing base calculations. Outstanding advances under the line of credit bore interest at the base rate, as defined, plus 0.75% to 1.50% or LIBOR plus 1.75% to 2.50%, depending on the maximum consolidated leverage ratio, as defined, until August 2013. In August 2013, the unsecured revolving line was amended, and outstanding advances under the line bore interest at the base rate, as defined, plus 0.25% to 0.85% or LIBOR plus 1.25% to 1.85%, depending on the maximum consolidated leverage ratio, as defined. The line of credit was also subject to an unused commitment fee of 0.25% or 0.35% depending on the amount of aggregate unused commitments. As of December 31, 2013, $100,000,000 was outstanding under the line of credit and $0 was available for future borrowings. This line of credit was terminated and repaid in full in September 2014.

        In August 2013, CIM Urban entered into another unsecured revolving credit facility with a syndicate of banks. The credit facility provided an additional $125,000,000 of borrowing capacity that was increased to $150,000,000. CIM Urban amended the facility in April 2014 to further increase the maximum aggregate borrowing capacity under the revolving credit facility to $200,000,000. Borrowings under the revolving credit facility were limited by certain borrowing base calculations. Outstanding advances under the revolving credit facility bore interest at the base rate, as defined, plus 0.25% to 0.85% or LIBOR plus 1.25% to 1.85%, depending on the maximum consolidated leverage ratio, as defined. The revolving credit facility was also subject to an unused commitment fee of 0.25% or 0.35% depending on the amount of aggregate unused commitments. As of December 31, 2013, $64,000,000 was outstanding under the revolving credit facility and $61,000,000 was available for future borrowings. This line of credit was terminated and repaid in full in September 2014.

        At September 30, 2014 and December 31, 2013, CIM Commercial and CIM Urban, respectively, were in compliance with all of their respective financial covenants.

        Our intention is to use the $75,000,000 delayed-draw term loan portion of the unsecured credit facility to pay off mortgages of $73,632,000 that are maturing during the year ending December 31, 2015.

        Our primary liquidity needs for the next twelve months (1) include (i) funds to pay for capital expenditures, (ii) funds to originate new loans, (iii) funds to pay debts and other obligations as they become due and (iv) funds to pay dividends and (2) may include funds for acquisitions, development or repositioning of properties. We expect our primary sources of liquidity to be cash on hand, cash provided by operations, borrowings under our existing credit facility, principal collections on loans receivable and debt and/or equity issuances.

        Our long-term liquidity needs will consist primarily of funds necessary to acquire properties and to pay for development or repositioning of properties, non-recurring capital expenditures, loan originations and refinancing of indebtedness. We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through cash flows from operations, long-term borrowings, debt and/or equity issuances and/or, to the extent appropriate, property dispositions. These sources of funding may not be available on attractive terms or at all. If we cannot obtain additional funding for our long-term liquidity needs, our investments may generate lower cash flows or decline in value, or both, which may cause us to reduce our dividend or sell assets at a time when we would not otherwise do so.

Available Borrowings, Cash Balances and Capital Resources

        We have typically financed our capital needs through investor equity commitments, long-term secured mortgages and short-term lines of credit. As of September 30, 2014 and December 31, 2013, we had total indebtedness of $624,247,000 and $395,105,000, respectively. Included in total indebtedness is $330,000,000 and $164,000,000 of borrowings under credit facilities with total capacity of $850,000,000 and $225,000,000 at September 30, 2014 and December 31, 2013, respectively.

Cash Flow Analysis

        As a REIT, our cash flows from operations are typically used to fund our dividends.

        Our cash and cash equivalents totaled $30,609,000 and $16,796,000 at September 30, 2014 and December 31, 2013, respectively. Our cash flows from operating activities are primarily dependent upon the occupancy level of our real estate assets, the rental rates achieved through our leases, and the collectability of rent and recoveries from our tenants. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities totaled $52,363,000 for the first nine months of 2014 compared to $49,617,000 for the first nine months of 2013. The increase is mainly due to additional net income from the acquisition of an office property in April 2014, and due to the operations of the LAX Holiday Inn, which CIM Urban acquired through foreclosure in October 2013, being reflected as an operating hotel in the first nine months of 2014, versus a mortgage note receivable in the first nine months of 2013. In addition, our cash flows from operating activities include cash used in operating activities from the lending division of $25,288,000 for loans funded that were held for sale, net of $16,700,000 proceeds from the sale of guaranteed loans. Our loans funded held for sale will fluctuate based on management's decision to sell loans for solely cash premiums, as a hybrid loan sale or for solely servicing spread.

        Our cash flows from investing activities are primarily related to property acquisitions and sales, expenditures for development and redevelopment projects, capital expenditures and the cash flows from lending activities. Net cash used in investing activities was $39,432,000 in the first nine months of 2014 compared to $13,781,000 in the first nine months of 2013 primarily due to an increase in the use of funds for the acquisition of the office property acquired in April 2014, an increase in loans funded, and an increase in capital expenditures, offset by principal collected on loans, and by cash and cash equivalents acquired in the Merger of $3,185,000.

        Our cash flows from financing activities are generally impacted by borrowings and capital activities, net of dividends and distributions. Net cash provided by (used in) financing activities increased to $882,000 in the first nine months of 2014 from ($50,045,000) in the first nine months of 2013. We used funds from financing activities during the nine months ended September 30, 2014 primarily to pay distributions of $122,988,000 in the aggregate ($63,702,000 to partners and stockholders and $59,286,000 for the acquisition of PMC Commercial) compared to partner distributions of $83,035,000 during the first nine months of 2013. We had net borrowings of $129,546,000 during the first nine months of 2014 compared to $33,361,000 during the first nine months of 2013. Additionally, deferred loan costs of $5,736,000 were paid in the first nine months of 2014 related to the $850,000,000 credit facility, compared to $253,000 in the first nine months of 2013.

SUMMARIZED CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

        The following summarizes our contractual obligations at September 30, 2014:

	Payments Due by Period
Contractual Obligations	Total	2014	2015 - 2016	2017 - 2018	Thereafter
	(in thousands)
Debt:
Mortgages Payable	$223,508	$1,661	$81,409	$28,942	$111,496
Other Principal(1)	357,070	—	330,000	—	27,070
Secured Borrowings(2)	40,359	309	2,574	2,757	34,719
Interest:
Debt(3)	109,448	5,189	33,424	18,371	52,464
Other Contractual Obligations:
Borrower advances	4,964	4,964	—	—	—
Executive employment agreements(4)	1,048	210	838	—	—
Operating leases(5)	131,910	164	1,359	1,356	129,031

Total contractual cash obligations	$868,307	$12,497	$449,604	$51,426	$354,780

(1)
Represents the junior subordinated notes and unsecured credit facility.

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

(3)
Excludes premiums and discounts. For the mortgages payable, the interest expense is calculated based on the current effective interest rate on the related debt. For our unsecured credit facility, we use the current balance outstanding through maturity date, and is calculated using the variable rates in effect at September 30, 2014.

(4)
Represents minimum payments required under executive employment agreements.

(5)
Represents future minimum lease payments under our operating leases for office space and under the ground lease for one of the projects.

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

        CIM Urban paid a distribution of $16,100,000 prior to the Acquisition Date ($0.1685 per share of Common Stock, as converted). In addition, dividends of $59,286,000 ($27.975 per share of Common Stock) were paid to the PMC Commercial stockholders, which includes the $27.50 per share of Common Stock special dividend plus the $0.475 pro rata portion of PMC Commercial's regular quarterly cash dividend.

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

        On September 12, 2014, we declared a common share dividend of $0.21875 per share of Common Stock which was paid on September 29, 2014.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk

        The fair value of CIM Commercial's mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of CIM Commercial's mortgages payable, using rates ranging from 4.10% to 4.30% at September 30, 2014 and 4.85% to 5.00% at December 31, 2013. Mortgages payable with book values of $225,674,000 and $231,105,000 as of September 30, 2014 and December 31, 2013, respectively, have a fair value of approximately $232,463,000 and $231,250,000, respectively.

        CIM Commercial's future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. CIM Commercial is exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from its floating rate debt or the fair values of its fixed rate debt. Given the long term nature of its real estate investments, CIM Commercial historically financed its properties with long term, fixed rate mortgage loans. At September 30, 2014 and December 31, 2013 (excluding premiums and discounts on assumed mortgages), $223,508,000 (or 36.0%) and $228,319,000 (or 58.2%) of CIM Commercial's debt was fixed rate mortgage loans, and $397,429,000 (or 64.0%) and $164,000,000 (or 41.8%) was floating rate borrowings. Based on the level of floating rate debt outstanding at September 30, 2014 and December 31, 2013, a 12.5 basis point change in LIBOR would result in an annual impact to CIM Commercial's earnings of approximately $497,000 and $205,000, respectively. CIM Commercial calculates interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of CIM Commercial's floating rate debt.

ITEM 4.
Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon this evaluation, as of September 30, 2014, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        On March 11, 2014, we consummated the Merger as described under "Executive Summary—The Merger" in Item 2 above. As a result of the Merger, our management is analyzing, evaluating and, where necessary, implementing changes in controls and procedures. Due to the significance of the Merger and the limited period of time since the Acquisition Date, we did not have sufficient resources available to assess any change in our internal controls over financial reporting with respect to CIM Urban for the quarter ended September 30, 2014. Therefore, we excluded CIM Urban from our evaluation of change in internal controls over financial reporting contained in this quarterly report. However, management considers the operations of CIM Urban material to our consolidated financial position, results of operations and cash flows and believes that the disclosure controls and procedures of CIM Urban will have a material effect on internal controls over financial reporting. CIM Urban will be included in the overall assessment of, and report on, internal controls over financial reporting as of December 31, 2014.

PART II
Other Information

ITEM 1.    Legal Proceedings

        We are not currently involved in any material pending or threatened legal proceeding nor, to our knowledge, is any material legal proceeding currently threatened against us, other than routine litigation arising in the ordinary course of business. In the normal course of business we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business. While the outcome of these legal actions and proceedings cannot be predicted with certainty, in management's opinion, the resolution of these legal proceedings and actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.    Risk Factors

        There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

ITEM 5.    Other Information

        None.

ITEM 6.    Exhibits

A.
Exhibits

3.1		Articles of Amendment and Restatement of PMC Commercial Merger Sub, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).

3.1(a	)	Articles of Amendment (Name Change) (incorporated by reference to Exhibit 3.4 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).

3.1(b	)	Articles of Amendment (Reverse Stock Split) (incorporated by reference to Exhibit 3.5 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).

3.1(c	)	Articles of Amendment (Par Value Decrease) (incorporated by reference to Exhibit 3.6 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).

3.2		Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).

10.1		Credit Agreement, dated as of August 28, 2013, among CIM Urban Partners, L.P., CIM Urban REIT, LLC, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).

10.2		Consent and First Amendment to Credit Agreement, dated as of October 16, 2013, among CIM Urban Partners, L.P., CIM Urban REIT, LLC, each Lender party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).

10.3		Second Amendment to Credit Agreement, dated as of April 7, 2014, among CIM Urban Partners, L.P., each Lender party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).

10.4		Credit Agreement, dated as of February 6, 2012, among CIM Urban Partners, L.P., CIM Urban REIT, LLC, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent and the other Lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).

10.5	First Amendment to Credit Agreement, dated as of August 28, 2013, among CIM Urban Partners, L.P., CIM Urban REIT, LLC, each Lender party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).

10.6	Consent and Second Amendment to Credit Agreement, dated as of October 16, 2013, among CIM Urban Partners, L.P., CIM Urban REIT, LLC, each Lender party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).

10.7	Third Amendment to Credit Agreement, dated as of April 7, 2014, among CIM Urban Partners, L.P., each Lender party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).

10.8	Service Agreement, dated as of August 7, 2014, by and among CIM Commercial Trust Corporation and CIM Service Provider, LLC, under the Master Services Agreement dated March 11, 2014, by and among PMC Commercial Trust, certain of its subsidiaries, and CIM Service Provider, LLC (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014).

10.9	Form of Indemnification Agreement for directors and officers of CIM Commercial Trust Corporation (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014).

10.10	Third Amendment to the Credit Agreement, dated as of July 19, 2014, among CIM Urban Partners, L.P., each Lender party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 1, 2014).

10.11	Credit Agreement, dated as of September 30, 2014, among CIM Commercial Trust Corporation, each guarantor party thereto, each lender party thereto, Bank of America, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 1, 2014).

*31.1	Section 302 Officer Certification—Chief Executive Officer

*31.2	Section 302 Officer Certification—Chief Financial Officer

**32.1	Section 906 Officer Certification—Chief Executive Officer

**32.2	Section 906 Officer Certification—Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

**
Furnished herewith

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIM Commercial Trust Corporation
Date: November 10, 2014	/s/ CHARLES E. GARNER II Charles E. Garner II Chief Executive Officer (Principal Executive Officer)
Date: November 10, 2014	/s/ DAVID THOMPSON David Thompson Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number		Exhibit Description
3.1		Articles of Amendment and Restatement of PMC Commercial Merger Sub, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).

3.1(a	)	Articles of Amendment (Name Change) (incorporated by reference to Exhibit 3.4 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).

3.1(b	)	Articles of Amendment (Reverse Stock Split) (incorporated by reference to Exhibit 3.5 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).

3.1(c	)	Articles of Amendment (Par Value Decrease) (incorporated by reference to Exhibit 3.6 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).

3.2		Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).

10.1		Credit Agreement, dated as of August 28, 2013, among CIM Urban Partners, L.P., CIM Urban REIT, LLC, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).

10.2		Consent and First Amendment to Credit Agreement, dated as of October 16, 2013, among CIM Urban Partners, L.P., CIM Urban REIT, LLC, each Lender party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).

10.3		Second Amendment to Credit Agreement, dated as of April 7, 2014, among CIM Urban Partners, L.P., each Lender party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).

10.4		Credit Agreement, dated as of February 6, 2012, among CIM Urban Partners, L.P., CIM Urban REIT, LLC, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent and the other Lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).

10.5		First Amendment to Credit Agreement, dated as of August 28, 2013, among CIM Urban Partners, L.P., CIM Urban REIT, LLC, each Lender party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).

10.6		Consent and Second Amendment to Credit Agreement, dated as of October 16, 2013, among CIM Urban Partners, L.P., CIM Urban REIT, LLC, each Lender party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).

10.7		Third Amendment to Credit Agreement, dated as of April 7, 2014, among CIM Urban Partners, L.P., each Lender party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2014).

Exhibit Number	Exhibit Description
10.8	Service Agreement, dated as of August 7, 2014, by and among CIM Commercial Trust Corporation and CIM Service Provider, LLC, under the Master Services Agreement dated March 11, 2014, by and among PMC Commercial Trust, certain of its subsidiaries, and CIM Service Provider, LLC (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014).

10.9	Form of Indemnification Agreement for directors and officers of CIM Commercial Trust Corporation (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014).

10.10	Third Amendment to the Credit Agreement, dated as of July 19, 2014, among CIM Urban Partners, L.P., each Lender party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 1, 2014).

10.11	Credit Agreement, dated as of September 30, 2014, among CIM Commercial Trust Corporation, each guarantor party thereto, each lender party thereto, Bank of America, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 1, 2014).

*31.1	Section 302 Officer Certification—Chief Executive Officer

*31.2	Section 302 Officer Certification—Chief Financial Officer

**32.1	Section 906 Officer Certification—Chief Executive Officer

**32.2	Section 906 Officer Certification—Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

**
Furnished herewith