Form 10-K
period 2014-12-31
CIM Commercial Trust Corp
filed 2015-03-16
CIK 908311

Use these links to rapidly review the document
CIM COMMERCIAL TRUST CORPORATION 2014 ANNUAL REPORT ON FORM 10-K
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-13610

CIM COMMERCIAL TRUST CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	75-6446078 (I.R.S. Employer Identification No.)
17950 Preston Road, Suite 600 Dallas, Texas (Address of Principal Executive Offices)	75252 (Zip Code)

Registrant's telephone number, including area code: (972) 349-3200

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.001 par value per share	Nasdaq Global Market

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐    No ☒

         As of June 30, 2014, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on the Nasdaq Global Market as of the close of business on June 30, 2014, was approximately $41.6 million. Registrant does not have any nonvoting common equities.

         As of March 1, 2015, the registrant had outstanding 97,581,598 shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company's definitive proxy statement for its 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

CIM COMMERCIAL TRUST CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements

        This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our business and availability of funds. Such forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "might," "believe," "anticipate," "estimate," "could," "would" "continue," "pursue," or "should" or the negative thereof or other variations or similar words or phrases. The forward-looking statements expressed or implied herein are based on current expectations that involve numerous risks and uncertainties identified in this Form 10-K, including, without limitation, the risks identified under the caption "Item 1A. Risk Factors." Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements expressed or implied in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements expressed or implied herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made, except to the extent required by applicable securities laws.

PART I

Item 1.    Business

Business Overview

        The principal business of CIM Commercial Trust Corporation and its subsidiaries (which may be referred to in this Form 10-K as "we," "us," "our," "our company", "CIM Commercial" or the "Company") is to acquire, own, and operate Class A and creative office properties in vibrant and improving urban communities throughout the United States. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers-to-entry, high population density, improving demographic trends and a propensity for growth. We believe that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of substantially stabilized assets in the area. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the improving demographics, public commitment, and significant private investment that characterize these areas.

        We are managed by affiliates of CIM Group, L.P. ("CIM Group" or "CIM"). CIM Group is a vertically-integrated, full-service investment manager with multi-disciplinary expertise and in-house research, acquisition, investment, development, finance, leasing, and management capabilities. CIM Group is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; and New York, New York. See "Item 1—Business—Overview and History of CIM Group", "—CIM Urban Partnership Agreement" and "—Investment Management Agreement".

        We seek attractive risk-adjusted returns by utilizing the CIM platform which has generated superior returns across multiple market cycles by focusing on improved asset and community performance, and capitalizing on market inefficiencies and distressed situations. Over time, we seek to expand our real estate holdings in communities targeted by CIM Group for investment, supported by CIM Group's broad real estate investment capabilities, as part of our plan to prudently grow market value and earnings.

        We invest primarily in substantially stabilized real estate and real estate-related assets located in areas that CIM has targeted for opportunistic investment. These areas include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, improving demographic trends and a propensity for growth. CIM believes that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of substantially stabilized assets in the area. CIM targets investments in diverse types of real estate assets, including office, retail, for-rent and for-sale multifamily residential, hotel, parking, and signage through CIM's extensive network and its current opportunistic investment activities.

        On July 8, 2013, PMC Commercial Trust ("PMC Commercial"), entered into a merger agreement (the "Merger Agreement") with CIM Urban REIT, LLC ("CIM REIT"), an affiliate of CIM Group, and subsidiaries of the respective parties. CIM REIT, a private commercial REIT, was the owner of CIM Urban Partners, LP ("CIM Urban"). The transaction (the "Merger") was completed on March 11, 2014 (the "Acquisition Date").

        Furthermore, on April 28, 2014, we filed Articles of Amendment (the "Reverse Split Amendment") to effectuate a one-for-five reverse stock split of our common stock ("Common Stock"), effective April 29, 2014. Pursuant to the reverse stock split, each five shares of Common Stock issued and outstanding immediately prior to the effective time of the reverse stock split were converted into one share of Common Stock. All per share and outstanding share information from before the Reverse Split Amendment included herein has been presented to reflect the reverse stock split unless otherwise noted.

        The Merger Agreement provided for the business combination of CIM REIT's wholly owned subsidiary, CIM Urban, and PMC Commercial. Pursuant to the Merger Agreement, Urban Partners II, LLC ("Urban II"), an affiliate of CIM REIT, received 4,400,000 shares of newly-issued PMC Commercial common stock and approximately 65,000,000 shares of newly-issued PMC Commercial preferred stock. Following the Merger and subsequent increase in our authorized number of shares, each share of preferred stock was converted into 1.4 shares of PMC Commercial common stock, resulting in the issuance of 95,440,000 shares of PMC Commercial common stock in the aggregate in connection with the Merger, representing approximately 97.8% of PMC Commercial's outstanding shares of common stock.

        All shares of PMC Commercial common stock that were outstanding immediately prior to the closing of the Merger continue to remain outstanding following the Acquisition Date. In addition, stockholders of record of PMC Commercial at the close of the business day prior to the Acquisition Date received a special cash dividend of $27.50 per share of common stock plus that pro-rata portion of PMC Commercial's regular quarterly cash dividend accrued through the Acquisition Date, each of which was paid March 25, 2014.

        Upon completion of the Merger, PMC Commercial became the parent of CIM Urban. PMC Commercial reincorporated from Texas to Maryland on April 28, 2014 and, on the same day, changed its name from "PMC Commercial Trust" to "CIM Commercial Trust Corporation."

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

        In order to allow CIM Commercial to increase its focus in Class A and creative office properties, our board of directors (the "Board of Directors") approved a plan for the legacy lending business (the "lending business") that, when completed, will result in the deconsolidation of the lending segment. Accordingly, as of December 31, 2014, the lending segment is held for sale.

        As of December 31, 2014, our portfolio consisted of 33 assets, all of which are fee simple properties except one leasehold property. As of December 31, 2014, our 24 office properties, totaling approximately 5.6 million rentable square feet, were 85.1% occupied; our multifamily properties, composed of 930 units, were 92.8% occupied; and our hotels, which have a total of 1,070 rooms, had revenue per available room ("RevPAR") of $99.61 for the year ended December 31, 2014. Our office portfolio contributed approximately 70.0% of revenue from continuing operations for the year ended December 31, 2014, while our hotel portfolio contributed approximately 21.9%, and our multifamily portfolio contributed approximately 8.1%.

        Our office, multifamily and hotel assets are located in 11 U.S. markets. The breakdown by segment, market and submarket, as of December 31, 2014, is as follows:

Overview of our Portfolio as of December 31, 2014

Property	Market	Sub-Market	Office and Retail Rentable Square Feet	Multi- family Units	Hotel Rooms
Office
BB&T Center	Charlotte, NC	Uptown	567,578	—	—
1 Kaiser Plaza	Oakland, CA	Lake Merritt	531,564	—	—
2101 Webster Street	Oakland, CA	Lake Merritt	472,630	—	—
980 9th Street	Sacramento, CA	Downtown/Midtown	449,635	—	—
211 Main Street	San Francisco, CA	S Financial District	415,120	—	—
370 L'Enfant Promenade	District of Columbia	Southwest	407,321	—	—
999 N Capitol Street	District of Columbia	Capitol Hill	321,544	—	—
899 N Capitol Street	District of Columbia	Capitol Hill	314,317	—	—
800 N Capitol Street	District of Columbia	Capitol Hill	311,690	—	—
1901 Harrison Street	Oakland, CA	Lake Merritt	272,161	—	—
830 1st Street	District of Columbia	Capitol Hill	247,337	—	—
1333 Broadway	Oakland, CA	City Center	239,821	—	—
2100 Franklin Street	Oakland, CA	Lake Merritt	216,666	—	—
11620 Wilshire Boulevard	Los Angeles, CA	West Los Angeles	192,719	—	—
Penn Field	Austin, TX	South	182,330	—	—
4750 Wilshire Boulevard	Los Angeles, CA	Mid-Wilshire	143,361	—	—
7083 Hollywood Boulevard	Los Angeles, CA	Hollywood/Sunset	82,180	—	—
260 Townsend	San Francisco, CA	South of Market	65,760	—	—
11600 Wilshire Boulevard	Los Angeles, CA	West Los Angeles	54,831	—	—
Civic Center	Orange County, CA	Central	37,116	—	—
Lindblade Media Center	Los Angeles, CA	West Los Angeles	32,428	—	—

Total Office (21 Properties)			5,558,109	—	—

Other Ancillary Properties within Office Portfolio
901 N Capitol Street(1)	District of Columbia	Capitol Hill	—	—	—
1010 8th St Parking Garage & Retail	Sacramento, CA	Downtown/Midtown	31,133	—	—
2353 Webster Street Parking Garage	Oakland, CA	Lake Merritt	—	—	—

Total Ancillary Office (3 Properties)			31,133	—	—

Total Office incl. Other Ancillary (24 Properties)			5,589,242	—	—

Multifamily Portfolio
4649 Cole Avenue	Dallas, TX	Oaklawn	—	334	—
Memorial Hills	Houston, TX	Montrose/River Oaks	—	308	—
47 E 34th Street	New York, NY	Midtown West	—	110	—
3636 McKinney Avenue	Dallas, TX	Central Dallas	—	103	—
3839 McKinney Avenue	Dallas, TX	Central Dallas	—	75	—

Total Multifamily (5 Properties)			—	930	—

Hotel Portfolio
Sheraton Grand Hotel	Sacramento, CA	Downtown/Midtown	—	—	503
LAX Holiday Inn	Los Angeles, CA	LAX	—	—	405
Courtyard Oakland	Oakland, CA	City Center	—	—	162

Total Hotel (3 Properties)			—	—	1,070

Other Ancillary Properties within Hotel Portfolio
Sheraton Grand Hotel Parking Garage & Retail	Sacramento, CA	Downtown/Midtown	9,453	—	—

TOTAL PORTFOLIO (33 Properties)			5,598,695	930	1,070

(1)
901 N Capitol Street is a 39,696 square foot parcel of land located between 899 and 999 N Capitol Street. We are entitled to develop a building with up to 270,172 square feet.

Segments

        We operate in four business segments: (i) the acquisition, redevelopment, ownership, and management of office real estate; (ii) multifamily real estate; (iii) hotels; and (iv) lending operations, which was added in connection with the Merger in March 2014 and is classified as held for sale at December 31, 2014. Information related to our business segments for the years ended December 31, 2014, 2013 and 2012 is set forth in Note 18 to our consolidated financial statements in Item 15 of this report.

Business Objectives and Growth Strategies

        Our objective is to achieve superior long-term returns relative to the risk that we are undertaking. We intend to achieve this objective by continuing to deploy the investment processes that CIM Group has developed during 21 years as an investor in urban markets and identifying opportunities to invest at prices below intrinsic values.

        We intend to drive portfolio growth through a combination of acquisition and asset management strategies, which are designed to increase cash flows and asset value.

        Our investment strategy is centered around CIM's community qualification process. We believe this strategy provides us with a significant competitive advantage when making urban real estate investments. The qualification process generally takes between six months and five years and is a critical component of CIM's investment evaluation. CIM examines the characteristics of a market to determine whether the district justifies the extensive efforts CIM undertakes in reviewing and making potential investments in its qualified communities ("Qualified Communities"). Qualified Communities generally fall into one of two categories: (i) transitional urban districts and (ii) well-established, thriving urban areas (typically major central business districts). Qualified Communities are distinct districts which have dedicated resources to become or are currently vibrant communities where people can live, work, shop and be entertained—all within walking distance or close proximity to public transportation. These areas also generally have high barriers to entry, high population density, improving demographic trends and a propensity for growth. In addition to the urbanization of North America in the last 21 years due to the growing preference for an urban lifestyle, today's economic environment has further fueled urban growth due to the need for efficient solutions to meet continued population growth and limited natural resources. CIM believes that a vast majority of the risks associated with making real asset investments are mitigated by accumulating local market knowledge of the community where the investment lies. CIM typically spends significant time and resources qualifying targeted investment communities prior to making any acquisitions. Since 1994, CIM Group has qualified 97 communities and has deployed capital in 48 of these Qualified Communities. Although we may not invest exclusively in Qualified Communities, it is expected that most of our investments will be identified through this systematic process.

        CIM seeks to maximize the value of its investments through active asset management. CIM has extensive in-house research, acquisition, investment, development, financing, leasing and property management capabilities, which leverage its deep understanding of urban communities to position properties for multiple uses and to maximize operating income. As a fully integrated owner and operator, CIM's asset management capabilities are complemented by its in-house property management capabilities. Property managers prepare annual capital and operating budgets and monthly operating reports, monitor results and oversee vendor services, maintenance and capital improvement schedules. In addition, they ensure that revenue objectives are met, lease terms are followed, receivables are collected, preventative maintenance programs are implemented, vendors are evaluated and expenses are controlled. CIM's Asset Management Committee (the "Asset Management Committee") reviews and approves strategic plans for each investment, including financial, leasing, marketing, property positioning and strategic and disposition plans. In addition, the Asset Management Committee reviews and approves the annual business plan for each property, including its capital and operating budget. CIM's organizational structure provides for investment and asset management continuity through multi-disciplinary teams responsible for an asset from the time of the original investment recommendation through the implementation of the asset's business plan, and any disposition activities.

Competitive Advantages

        We believe that CIM Group's experienced team, and integrated and multi-disciplinary organization, coupled with its community-focused and disciplined urban real estate investment philosophy, results in a competitive advantage that benefits us. Additionally, CIM's investment strategy is complemented by a number of other competitive advantages including its use of low leverage, underwriting approach, disciplined capital deployment, and strong network of relationships. CIM's competitive advantages include:

  •
  Vertically-Integrated Organization and Team

    CIM is managed by its senior management team, which is comprised of its three founders, Shaul Kuba, Richard Ressler and Avi Shemesh, and includes seven other principals. CIM Group is vertically-integrated and organized into seven functional groups including Investments, Development, Property Management, Financial Reporting, Compliance, Operations, and Internal Audit.

    To support CIM's organic growth and related investment platforms, CIM has invested substantial time and resources in building a strong and integrated team of over 235 experienced professionals. Each of CIM Group's departments is managed by seasoned professionals and CIM continues to develop the extensive team of senior management, which represents the next generation of CIM's leaders. In addition to developing a core team of principals and senior level management, CIM has proactively managed its growth through career development and mentoring at both the mid and junior staffing levels, and has hired ahead of its needs, thus ensuring appropriate management and staffing for its investment activities.

    CIM leverages its deep operating and industry experience of CIM's principals and professionals, as well as their extensive relationships, to source and execute opportunistic, stabilized, and infrastructure investments. Each investment opportunity is overseen by a dedicated team comprised of an oversight principal (Richard Ressler, Avi Shemesh, Shaul Kuba or Charles E. Garner II, our Chief Executive Officer), a team lead (vice president level and above), associate vice presidents and associates, as necessary, who are responsible for managing the investment from sourcing through underwriting, acquisition, development (if required), asset management, and disposition. As part of this process, the team draws upon CIM's extensive in-house expertise in legal matters, finance, development, leasing, and property management. Each dedicated investment team is purposefully staffed with professionals from multiple CIM offices, regardless of the location of the asset being evaluated. As a result, all investment professionals work across a variety of Qualified Communities and CIM's knowledge base is shared across all of its offices.

  •
  Community Qualification

    Since inception, CIM's proven community qualification process has served as the foundation for its investment strategy. CIM targets high barrier-to-entry markets and submarkets with high population density and applies rigorous research to qualify for potential investments. Since 1994, CIM has qualified 97 communities in high barrier-to-entry markets and has deployed capital in 48 of these Qualified Communities. CIM examines the characteristics of a market to determine whether the district justifies the extensive efforts its investment professionals undertake in reviewing and making potential investments in its Qualified Communities. Qualified Communities generally fall into one of two categories: (i) underserved/transitional urban districts that have dedicated resources to become vibrant urban communities and (ii) well-established, thriving urban areas (typically major central business districts) where market values have dropped below intrinsic values (i.e., long-term values to which CIM expects market values to recover).

    As more fully described in "—Principles," once a community is qualified, CIM continues to differentiate itself by applying various business principles including: (i) product non-specific—CIM has extensive experience investing in a diverse range of property types, including retail, residential, office, parking, hotel, signage, and mixed-use, which gives CIM the ability to execute and capitalize on its urban strategy effectively; (ii) community-based tenanting—CIM's investment strategy focuses on the entire community and the best use of assets in that community; owning a significant number of key properties in an area better enables CIM to meet the needs of national retailers and office tenants and thus optimize the value of these real estate properties; (iii) local market leadership with North American footprint—CIM maintains local market knowledge and relationships, along with a diversified North American presence, through its 97 Qualified Communities (thus, CIM has the flexibility to invest in its Qualified Communities only when the market environment meets CIM's investment and underwriting standards); and (iv) investing across the capital stack—CIM has extensive experience investing across the capital stack including equity, preferred equity, debt and mezzanine investments, giving it the flexibility to structure transactions in efficient and creative ways.

  •
  Investment Discipline

    CIM's investment strategy relies on its sound business plan and value creation execution to produce strong returns, rather than financial engineering. CIM Group's underwriting of its investments is performed both on a leveraged and unleveraged basis. Additionally, CIM has generally not utilized recourse or cross-collateralized debt due to its conservative underwriting standards.

    CIM employs multiple underwriting scenarios when evaluating potential investment opportunities. CIM Group generally underwrites investments utilizing long-term average exit capitalization rates for similar product types and long-term average interest rates. Where possible, these long-term averages cross multiple market cycles, thereby mitigating the risk of cyclical volatility. CIM's "long-term average" underwriting is based on its belief, reinforced by its experience through multiple market cycles, that over the life of any given fund that it manages, such fund should be able to exit its investments at long-term historical averages. CIM also underwrites a "current market case" scenario, which generally utilizes current submarket specific exit assumptions and interest rates, in order to reflect anticipated investment results under current market conditions. CIM believes that utilizing multiple underwriting scenarios enables CIM to assess potential returns relative to risk within a range of potential investment outcomes.

Investment Strategy

        Our investment strategy is to continue to invest in Class A and creative office properties in vibrant and improving urban communities throughout the U.S. in a manner that will allow us to increase the value of our assets and to grow our revenue and cash flow in order to enhance the dividends paid to stockholders. By employing a similar investment strategy to that which CIM has consistently utilized to target stabilized real estate assets, our objective is to utilize CIM's extensive knowledge of Qualified Communities to identify investment opportunities at prices below intrinsic values and achieve superior returns relative to the risk which we are undertaking.

2014 Acquisitions

        Acquisitions during 2014, funded with proceeds from drawdowns on our unsecured credit facilities, consisted of the following:

Property	Asset Type	Date of Acquisition	Number of Buildings	Rentable Square Feet	Purchase Price
					(in 000s)
4750 Wilshire Boulevard, Los Angeles, CA(1)	Office	April 18, 2014	1	143,361	$44,936
Lindblade Media Center Los Angeles, CA(2)	Office	October 21, 2014	3	32,428	$18,500

(1)
100% fee-simple interest in an office building built in 1984 and renovated in 2014, located in the Mid-Wilshire submarket of Los Angeles, California.

(2)
100% fee-simple interest in a portfolio of creative office buildings located in the West Los Angeles submarket of Los Angeles, California. Two of the buildings were built in 1930 and the third was built in 1957. The buildings were renovated in 2010.

Financing Strategy

        We have substantial borrowing capacity, and will likely finance our future activities through any of the following methods: (i) offerings of common shares, preferred shares, senior unsecured securities, and other equity and debt securities; (ii) the use and potential expansion of our existing revolving credit lines including the use of the credit line we obtained in September 2014 or the use of a new credit line; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing investments as collateral; and/or (iv) the sale of existing investments. We expect to maintain leverage levels that are comparable to those of other commercial property Real Estate Investment Trusts (each, a "REIT") engaged in business strategies similar to our own.

Risk Management

        As part of its risk management strategy, CIM will continually evaluate our investments and actively manage the risks involved in its business strategies. CIM's investment professionals will provide asset management oversight by closely monitoring the performance of our investments relative to market and industry benchmarks and internal underwriting assumptions using direct knowledge of local markets provided by CIM's in-house asset management, property management, and leasing professionals. In-house property management capabilities include monthly and annual budgeting and reporting as well as vendor services management, property maintenance and capital expenditures management. Management seeks to ensure that revenue objectives are met, lease terms are followed, receivables are collected, preventative maintenance programs are implemented, vendors are evaluated and expenses are controlled. CIM's Asset Management Committee oversees the asset management of investments, and consists of CIM's four most senior investment professionals: Shaul Kuba, Richard Ressler, Avi Shemesh and our Chief Executive Officer, Charles E. Garner II (the "Oversight Principals"), each of whom has extensive experience in investment, development, asset and property management and leasing. Every investment is directly overseen by an Oversight Principal, who is ultimately responsible for the performance of the investment. The Oversight Principals work with each CIM department to ensure that every investment benefits from the full range of CIM's real estate expertise. CIM believes that empowering its most seasoned investment professionals to bring their breadth of experience to bear directly on investments will optimize investment returns.

        The Oversight Principals meet informally on a frequent basis, generally weekly, to review and discuss the performance of investments, and meet formally at least annually to review and approve strategic plans for the investments, including: financial and operational analyses, operating strategies and agreements, tenant composition and marketing, asset positioning, market conditions affecting the asset, hold/sell analyses and timing considerations, and the annual business plan for each investment, including its capital and operating budget.

        The size, composition, and policies of the Asset Management Committee may be changed from time to time.

Regulatory Matters

Environmental Matters

        Environmental laws regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under some of these laws, an owner or operator of real estate is or may be liable for costs related to soil or groundwater contamination on, in, or migrating to or from its property. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances may be liable for the costs of cleaning up contamination at the disposal site. Such laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination. The presence of, or contamination resulting from, any of these substances, or the failure to properly remediate them, may adversely affect our ability to sell or rent our property or to borrow using such property as collateral. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property.

Americans with Disabilities Act of 1990

        Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that our properties substantially comply with present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of our properties or future properties is not in compliance with the ADA, then we would be required to incur additional costs to bring the property into compliance. We cannot predict the ultimate amount of the cost of compliance with the ADA. If we incur substantial costs to comply with the ADA, our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to pay dividends could be materially adversely affected.

Competition

        We compete with other investors engaged in the acquisition, development, and management of real estate and real estate-related investments. Our competitors include other REITs, insurance companies, pension funds, private equity funds, sovereign wealth funds, hedge funds, mortgage banks, investment banks, commercial banks, savings and loan associations, specialty finance companies, and other private and institutional investors and financial companies that pursue strategies similar to ours. Some of our competitors may be larger than us and have greater access to capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or lower profitability targets than us, which could allow them to pursue new business more aggressively than us. We believe that our relationship with CIM Group gives us a competitive advantage that allows us to operate more effectively in the markets in which we conduct our business.

Overview and History of CIM Group

        CIM is a privately held California domiciled limited partnership, specializing in private equity real estate and infrastructure investments. CIM Group was founded in 1994 by Shaul Kuba, Richard Ressler and Avi Shemesh and has assets under management ("AUM") of approximately $18.7 billion as of September 30, 2014.1 CIM has systematically developed its urban investing discipline over the past 21 years. CIM Group's three founding principals have worked together since inception and continue to direct the business of CIM and are actively involved in the day-to-day management along with seven other principals of CIM Group's leadership team. CIM Group's successful track record is anchored by CIM's community-oriented approach to urban investing as well as a number of other competitive advantages including its use of low leverage, underwriting approach, disciplined capital deployment, vertically-integrated capabilities and strong network of relationships.

        CIM is a premier full service urban real estate and infrastructure fund manager with in-house research, acquisition, investment, development, finance, leasing and management capabilities. CIM Group is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; and New York, New York. CIM has over 500 employees, including more than 235 professionals. CIM has generated strong risk-adjusted returns across multiple market cycles by focusing on improved asset and community performance, and capitalizing on market inefficiencies and distressed situations.

Principles

        As described in "—Business Objectives and Growth Strategies" and "—Competitive Advantages," the community qualification process is one of CIM Group's core competencies, which demonstrates a disciplined investing program and strategic outlook on urban communities. Once a community is qualified, CIM Group believes it continues to differentiate itself through the following business principles:

  •
  Product Non-Specific:  CIM has extensive experience investing in a diverse range of property types, including retail, residential, office, parking, hotel, signage, and mixed-use, which gives CIM the ability to execute and capitalize on its urban strategy effectively. Successful investment requires selecting the right markets coupled with providing the right product. CIM's experience with multiple assets types does not predispose CIM Group to select certain asset types, but instead ensures that we deliver a product mix that is consistent with the market's requirements and needs. Additionally, there is a growing trend towards developing mixed-use real estate properties in urban markets which requires a diversified investment platform to successfully execute.

  •
  Community-Based Tenanting:  CIM's investment strategy focuses on the entire community and the best use of assets in that community. Owning a significant number of key properties in an area better enables CIM to meet the needs of national retailers and office tenants and thus optimizes the value of these real estate properties. CIM believes that its community perspective gives it a significant competitive advantage in attracting tenants to its retail, office and mixed-use properties and creating synergies between the different tenant types.

  •
  Local Market Leadership with North American Footprint:  CIM maintains local market knowledge and relationships, along with a diversified North American presence, through its

1
For CIM Group's private funds and CIM's strategic partnership accounts, AUM includes total gross assets at fair value as of September 30, 2014 (including the shares of such assets owned by joint venture partners), as well as committed but as-yet unfunded capital commitments as of September 30, 2014. For CIM Commercial Trust, AUM is based on management's estimate of the fair value of total gross assets as of September 30, 2014.

    97 Qualified Communities. Thus, CIM has the flexibility to invest in its Qualified Communities only when the market environment meets CIM's investment and underwriting standards. CIM does not need to invest in a given community or product type at a specific time due to its broad proprietary pipeline of communities.

  •
  Investing Across the Capital Stack:  CIM has extensive experience investing across the capital stack including equity, preferred equity, debt and mezzanine investments, giving it the flexibility to structure transactions in efficient and creative ways.

CIM Urban Partnership Agreement

        Our subsidiary, CIM Urban, is governed by CIM Urban's partnership agreement (the "CIM Urban Partnership Agreement"). The general partner of CIM Urban, Urban Partners GP, LLC ("CIM Urban GP"), is an affiliate of CIM Group and has the full, exclusive and complete right, power, authority, discretion and responsibility vested in or assumed by a general partner of a limited partnership under the Delaware Revised Uniform Limited Partnership Act and as otherwise provided by law and is vested with the full, exclusive and complete right, power and discretion to operate, manage and control the affairs of CIM Urban, subject to the terms of the CIM Urban Partnership Agreement.

Removal of General Partner

        The class A members of CIM REIT, upon a two-thirds vote of the interests of such members, may remove and replace CIM Urban GP as the general partner of CIM Urban if (a) certain affiliates and related parties of CIM Urban GP cease to own at least 85% of the class A membership units of CIM REIT that they have acquired or (b) any two of Shaul Kuba, Richard Ressler or Avi Shemesh cease to be actively engaged in the management of the general partner.

Amendments

        Subject to certain limited exceptions, amendments of the CIM Urban Partnership Agreement may be adopted only with the consent of the majority in interest of the class A members of CIM REIT who are not affiliates of CIM Urban GP.

Liability for Acts and Omissions

        None of CIM Urban GP or any of its affiliates, members, stockholders, partners, managers, officers, directors, employees, agents and representatives will have any liability in damages or otherwise to any limited partner, any investors in CIM REIT or CIM Urban, and CIM Urban will indemnify such persons from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, proceedings, costs, expenses and disbursements of any kind which may be imposed on, incurred by or asserted against such persons in any way relating to or arising out of any action or inaction on the part of such persons when acting on behalf of CIM Urban or any of its investments, except for those liabilities that result from such persons' fraud, gross negligence, willful misconduct or breach of the terms of the CIM Urban Partnership Agreement or any other agreement between such person and CIM Urban or its affiliates.

Investment Management Agreement

        CIM Urban and CIM Urban REIT Management L.P. (the "Advisor"), each an affiliate of CIM REIT and CIM Group, are parties to an Investment Management Agreement pursuant to which CIM Urban engaged the Advisor to provide investment advisory services to CIM Urban. The Advisor manages CIM Urban's investments in real estate and other assets, including debt, equity and equity-related interests in real estate, securities and investments (including cash), and has the power and authority to determine, and with full discretion to place orders in respect of, the purchase, retention and disposition of such investments and to execute agreements relating thereto in accordance with the investment objectives, policies and restrictions set forth in the CIM Urban Partnership Agreement.

        The Advisor is entitled to receive from CIM Urban, as compensation for the Advisor's management services, an annual management fee, payable quarterly in arrears, in an amount that is based on the daily average gross fair value of CIM Urban's investments during such quarter as follows:

Daily Average Gross Fair Value of Investments
		Quarterly Fee Percentage
From Greater of	To and Including
$—	$500,000,000	0.2500%
500,000,000	1,000,000,000	0.2375
1,000,000,000	1,500,000,000	0.2250
1,500,000,000	4,000,000,000	0.2125
4,000,000,000	20,000,000,000	0.1000

        For the years ended December 31, 2014, 2013 and 2012, the Advisor earned asset management fees of $23,223,000, $21,767,000 and $20,924,000.

        The Advisor is responsible for the payment of all costs and expenses relating to the general operation of its business, including administrative expenses, employment expenses and office expenses. All costs and expenses incurred by the Advisor on behalf of CIM Urban are borne by CIM Urban. In addition, CIM Urban will indemnify the Advisor against losses, claims, damages or liabilities, and reimburse the Advisor for its legal and other expenses, in each case incurred in connection with any action, proceeding or investigation arising out of or in connection with CIM Urban's business or affairs, except to the extent such losses or expenses result from fraud, gross negligence or willful misconduct of, or any violation of securities law or other intentional criminal wrongdoing or a breach of the terms of the Investment Management Agreement by, the Advisor. The Advisor will indemnify CIM Urban against any losses, claims, damages or liabilities to which CIM Urban becomes subject in connection with any matter arising out of or in connection with CIM Urban's business or affairs that results from the Advisor's fraud, gross negligence, willful misconduct or breach of the Investment Management Agreement.

        Nothing in the Investment Management Agreement limits or restricts the right of any partner, officer or employee of the Advisor to engage in any other business or to devote his time and attention in part to any other business. Nothing in the Investment Management Agreement limits or restricts the right of the Advisor to engage in any other business or to render services of any kind to any other person.

        The Investment Management Agreement will remain in effect until CIM Urban is dissolved or CIM Urban and the Advisor otherwise mutually agree.

Master Services Agreement

        On March 11, 2014, we entered into the Master Services Agreement (the "Master Services Agreement") with CIM Service Provider, LLC (the "Manager"), an affiliate of CIM Group, pursuant to which the Manager agrees to provide or arrange for other service providers to provide management and administration services to us ("Base Service"). Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the manager ("Urban GP Manager") of CIM Urban GP. Under the Master Services Agreement, we pay a base service fee (the "Base Service Fee") to the Manager equal to $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. The Base Service Fee began to accrue on March 11, 2014 and was pro-rated based on the number of days during the first quarter in which the Master Services Agreement was in effect. For the year ended December 31, 2014, the Manager earned a Base Service Fee of $806,000. In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation for performing certain services for us and our subsidiaries that are not covered under the Base Service Fee. During the year ended December 31, 2014, such services performed by the Manager included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources and corporate communications. The Manager's compensation is based on the salaries and benefits of the employees of the Manager and/or its affiliates who performed these services (allocated based on the percentage of time spent on our affairs and the affairs of our subsidiaries). For the year ended December 31, 2014, we expensed $1,193,000 for such services. At December 31, 2014, $725,000 was due to the Manager.

        As of January 1, 2015, all of our employees moved to CIM SBA Staffing, LLC, an affiliate of CIM Group ("CIM SBA"), except for two of our executives, who became jointly employed by us and CIM SBA and their employment agreements with us continue in full force and effect. In connection with this, on January 1, 2015, we entered into a Staffing and Reimbursement Agreement with CIM SBA and our subsidiary, PMC Commercial Lending, LLC, which provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing such personnel and resources.

Other Services

        CIM Management, Inc. and certain of its affiliates (collectively, the "CIM Management Entities"), all affiliates of CIM REIT, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $5,284,000, $4,828,000 and $4,171,000 for the years ended December 31, 2014, 2013 and 2012, respectively. CIM Urban also reimbursed the CIM Management Entities $7,369,000, $5,082,000 and $2,726,000 during the years ended December 31, 2014, 2013 and 2012, respectively, for the cost of on-site personnel incurred on behalf of CIM Urban, which is included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $1,904,000, $537,000 and $744,000 for the years ended December 31, 2014, 2013, and 2012, respectively, which were capitalized to deferred charges. In addition, the CIM Management Entities earned development management fees of $566,000, $834,000 and $973,000 for the years ended December 31, 2014, 2013 and 2012, respectively, which were capitalized to investments in real estate.

Lending Segment

Overview

        The lending segment represents the real estate lending platform conducting business as PMC Commercial Trust, formerly the business of PMC Commercial, which was combined with our real estate business through the Merger completed on the Acquisition Date. In order to allow CIM Commercial to increase its focus in Class A and creative office properties, our Board of Directors approved a plan for the lending business that, when completed, will result in the deconsolidation of the lending segment. Accordingly, the assets and liabilities of the lending segment have been reflected as held for sale in our consolidated December 31, 2014 balance sheet; the results of its operations are included in the consolidated statements of operations and comprehensive income as income from operations of assets held for sale, included in discontinued operations, and its cash flows are included in the consolidated cash flows for the period from the Acquisition Date through December 31, 2014.

        Through our lending segment, we are a national lender that primarily originates loans to small businesses, principally in the limited service hospitality industry. We identify loan origination opportunities through personal contacts, internet referrals, attendance at trade shows and meetings, direct mailings, advertisements in trade publications and other marketing methods. We also generate loans through referrals from real estate and loan brokers, franchise representatives, existing borrowers, lawyers and accountants.

        Information on our loans receivable at December 31, 2014 was as follows (dollars in thousands):

Loans receivable, net	$189,052
Weighted average contractual interest rate	5.8%
Weighted average yield to maturity	8.6%
Average yield(1)	10.0%
Variable-rate based loans	86.5%
Loans delinquent greater than 30 days	0.1%
Weighted average contractual maturity in years	15.8
Hospitality industry concentration	94.5%

(1)
The calculation of average yield divides our interest income, prepayment fees and other loan related fees, adjusted by the provision for loan losses, by the weighted average loans receivable outstanding on an annualized basis.

        In addition to our retained portfolio described above, we service $96.5 million of aggregate principal balance remaining on secondary market loan sales.

        From the Acquisition Date to December 31, 2014, we funded $51.0 million of loans and received principal payments of $49.4 million including principal prepayments of $39.1 million.

SBA 7(a) Program

        Our SBA lending subsidiary, First Western SBLC, Inc. ("First Western"), is licensed as a small business lending company ("SBLC") that originates loans through the Small Business Administration's ("SBA") 7(a) Program ("SBA 7(a) Program").

        The SBA maintains a Preferred Lender Program wherein it grants Preferred Lender Program ("PLP") status to certain lenders originating SBA 7(a) Program loans based on achievement of certain standards in lending which are regularly monitored by the SBA. First Western has been granted national PLP status and originates, sells and services small business loans. As a Preferred Lender, First Western is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender, PLP status allows First Western to expedite loans since First Western is not required to present applications to the SBA for concurrent review and approval.

        We continue to focus our lending activity on the origination of SBA 7(a) Program loans due to their profitability. We utilize the SBA 7(a) Program to originate small business loans, primarily secured by real estate, and then sell the government guaranteed portion to investors.

        The SBA 7(a) Program is the SBA's primary loan program. In general, the SBA reduces risks to lenders by guaranteeing major portions of qualified loans made to small businesses. This enables lenders to provide financing to small businesses when funding may otherwise be unavailable or not available on reasonable terms.

        Under the SBA 7(a) Program, the SBA typically guarantees 75% of qualified loans over $150,000. The eligibility requirements of the SBA 7(a) Program vary by the industry of the borrower and affiliates and other factors. In order to operate as an SBLC, a licensee is required to maintain a minimum regulatory capital (as defined by SBA regulations) of the greater of (1) 10% of its outstanding loans receivable and other investments or (2) $1.0 million, and is subject to certain other regulatory restrictions such as change in control provisions. First Western is periodically examined and audited by the SBA to determine compliance with SBA regulations.

New Commercial Loans

        To take advantage of the expertise of CIM, we have begun to originate commercial real estate loans for properties that are primarily located in CIM Group's Qualified Communities. We are targeting investments between $20 million and $100 million with a focus on developing a diversified pool of loans. These loans are typically short duration (five years or less, inclusive of extension options), floating rate and are expected to be:

  •
  limited and/or non-recourse junior (mezzanine, b-note or 2nd lien) and senior construction loans; or

  •
  limited and/or non-recourse junior (mezzanine, b-note or 2nd lien) and senior acquisition, bridge or repositioning loans.

        We intend to participate a portion of these loans with, and/or syndicate a portion of these loans to, one or more institutional investors.

Employees

        As of December 31, 2014, we had 33 employees, all of whom moved to CIM SBA on January 1, 2015, except for two of our executives, who became jointly employed by us and CIM SBA and their employment agreements with us continue in full force and effect. See "Item 1 Business—Master Services Agreement."

Offices

        We are headquartered in Dallas, Texas and are provided office space in Los Angeles, California.

Available Information

        Our corporate information website is www.cimcommercial.com. The information on our website is not part of this Annual Report on Form 10-K. However, on the Investors Relation section of this website the public can access free of charge our annual, quarterly and current reports, changes in the stock ownership of our directors and certain executive officers and other documents filed with the Securities and Exchange Commission ("SEC") as soon as reasonably practicable after the filing dates. Further, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

        We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, the Advisor and the Manager, including our principal executive officer and senior financial officer, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. The code of ethics, which we call our Code of Business Conduct and Ethics, is available on our corporate website, www.cimcommercial.com, in the section entitled "Corporate Overview"—"Corporate Governance." In the event that we make changes in, or provide waivers from, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate website in such section. In the Corporate Governance section of our corporate website, we have also posted the charter for our Audit Committee, as well as our Governance Principles.

Item 1A.    Risk Factors

        The following information should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes in Part II, Item 8, "Financial Statements and Supplemental Data" of this Form 10-K. A wide range of factors could materially affect our future developments and performance. In addition to the factors described elsewhere in this report, management has identified the following important factors that could cause actual results to differ materially from those reflected in forward-looking statements or from our historical results. These factors, which are not all-inclusive, could have a material impact on our asset valuations, results of operations or financial condition and could also impair our ability to maintain dividend distributions at current or anticipated levels. This discussion of risk factors includes many forward-looking statements. For cautions about relying on forward-looking statements, please refer to the section entitled "Forward-Looking Statements" at the beginning of this Report immediately prior to Item 1.

 Risks Related to Our Real Estate Business

Our operating performance is subject to risks associated with the real estate industry.

        Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for dividends, as well as the value of our properties. These events include, but are not limited to:

  •
  adverse changes in economic and socioeconomic conditions;

  •
  vacancies or our inability to rent space on favorable terms;

  •
  adverse changes in financial conditions of buyers, sellers and tenants of properties;

  •
  inability to collect rent from tenants;

  •
  competition from other real estate investors with significant capital, including but not limited to other real estate operating companies, publicly-traded REITs and institutional investment funds;

  •
  reductions in the level of demand for office, hotel and apartment community space and changes in the relative popularity of properties;

  •
  increases in the supply of office, hotel and apartment community space;

  •
  fluctuations in interest rates and the availability of credit, which could adversely affect our ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all;

  •
  dependence on third parties to provide leasing, brokerage, property management and other services with respect to certain of our investments;

  •
  increases in expenses, including insurance costs, labor costs, utility prices, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies, and our inability to pass on some or all of these increases to our tenants; and

  •
  changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning, real estate tax, federal and state laws, governmental fiscal policies and the ADA.

        In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If we cannot operate our properties so as to meet our financial expectations, our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to pay dividends could be materially adversely affected.

        There can be no assurance that we can achieve our economic objectives.

A significant portion of our properties, by aggregate net operating income and square feet, are located in California and the District of Columbia. We are dependent on the California and the District of Columbia real estate markets and economies, and are therefore susceptible to risks of events in those markets that could adversely affect our business, such as adverse market conditions, changes in local laws or regulations and natural disasters.

        Because our properties in California (and particularly, in the San Francisco Bay area, including Oakland, California and San Francisco, California (the "San Francisco Bay Area")) and the District of Columbia represent a significant portion of our portfolio by aggregate net operating income and square feet, we are exposed to greater economic risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in the California (and particularly, in the San Francisco Bay Area) and the District of Columbia economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as natural disasters that occur in these areas (such as earthquakes, floods and other events). In addition, the State of California is regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office, lodging and apartment space in California. Any adverse developments in the economy or real estate markets in California (and particularly, in the San Francisco Bay Area) or the District of Columbia, or any decrease in demand for office, lodging and apartment space resulting from the California (and particularly, in the San Francisco Bay Area) or the District of Columbia regulatory or business environments, could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to pay dividends.

We may be adversely affected by any significant reductions in federal government spending, which could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to pay dividends.

        Some of our properties are occupied by tenants that are U.S. federal government agencies. A significant reduction in federal government spending could decrease the likelihood that they will renew their leases with us. Further, economic conditions in the District of Columbia are significantly dependent upon the level of federal government spending in the region as a whole. In the event of a significant reduction in federal government spending, there could be negative economic changes in the District of Columbia which could adversely impact the ability of our tenants to perform their financial obligations under our leases or the likelihood of their lease renewals. As a result, such a reduction in federal government spending could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to pay dividends.

Capital and credit market conditions may adversely affect demand for our properties and the overall availability and cost of credit.

        In periods when the capital and credit markets experience significant volatility, demand for our properties and the overall availability and cost of credit may be adversely affected. No assurances can be given that the capital and credit market conditions will not have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to pay dividends.

        In addition, we could be adversely affected by significant volatility in the capital and credit markets as follows:

  •
  the tenants in our office properties may experience a deterioration in their sales or other revenue, or experience a constraint on the availability of credit necessary to fund operations, which in turn may adversely impact those tenants' ability to pay contractual base rents and tenant recoveries. Some tenants may terminate their occupancy due to an inability to operate profitably for an extended period of time, impacting our ability to maintain occupancy levels;

  •
  constraints on the availability of credit to tenants, necessary to purchase and install improvements, fixtures and equipment and to fund business expenses, could impact our ability to procure new tenants for spaces currently vacant in existing office properties or properties under development; and

  •
  any joint venture or other co-investment partners could experience difficulty obtaining financing in the future for the same reasons discussed above. Their inability to obtain financing on acceptable terms, or at all, could negatively impact our ability to acquire additional properties.

Adverse economic conditions could have an adverse effect on the office, lodging and apartment communities industries.

        The United States has been recovering from a post-recessionary slow-growth environment, which has experienced historically high levels of unemployment or underemployment. Relative uncertainty over the depth and duration of the economic recovery may have a negative impact on the office, lodging and apartment communities industries. There is some general consensus among economists that the economy in the United States emerged from a recessionary environment in 2009, but high unemployment or underemployment levels have only begun to subside recently. As a result, our office, lodging and apartment properties, among other things, may experience reductions in revenue resulting from lower rental rates and occupancy levels. Accordingly, our financial results could be impacted by the economic environment, and future financial results and growth could be further harmed until a more expansive and consistent national economic environment is prevalent. A continued weaker than anticipated economic recovery, or a return to a recessionary national economic environment, could result in low or decreased levels of business and consumer travel, negatively impacting the lodging industry. Moreover, in the event of another recession, the office and apartment communities industries could experience reductions in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising and turnover expenses. Such an economic outcome could also negatively impact our tenants' future growth prospects and could adversely affect our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and to pay dividends.

Investments in office buildings that have government tenants are subject to the risks associated with conducting business with the U.S. federal government.

        Investments in office buildings that have government tenants are subject to risks associated with conducting business with the U.S. federal government. Congressional action to reduce budgetary spending by the United States could limit or reduce the funding of government agencies or other organizations. Adverse developments and/or conditions affecting government tenants could reduce demand for space or force such tenants to curtail operations, which could result in less rent to us and, accordingly, could have a material adverse effect on our results of operations. The risks of conducting business with the U.S. federal government also include the risk of civil and criminal fines and the risk of public scrutiny of our performance at high profile sites.

The U.S. Government's "green lease" policies may adversely affect us.

        In recent years the U.S. Government has instituted "green lease" policies which allow a government tenant to require leadership in energy and environmental design for commercial interiors, or LEED®-CI, certification in selecting new premises or renewing leases at existing premises. In addition, the Energy Independence and Security Act of 2007 allows the General Services Administration to give preference to buildings for lease that have received an "Energy Star" label. Obtaining such certifications and labels may be costly and time consuming, but our failure to do so may result in our competitive disadvantage in acquiring new or retaining existing government tenants.

Changes in the United States and state government's requirements for leased space may adversely affect us.

        Some of our current rents come from government tenants. Government agencies have been seeking to increase their space utilization under their leases, including reducing the amount of square footage per employee at leased properties, which has reduced the demand for government leased space. If a significant number of such events occur, our income and cash flow may materially decline and our ability to make or sustain regular distributions to our stockholders may be jeopardized.

Tenant concentration increases the risk that cash flow could be interrupted.

        We are, and expect that we will continue to be, subject to a degree of tenant concentration at certain of our properties or across multiple properties. In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at such property or properties were to experience financial weakness or file bankruptcy, it would more negatively impact our financial condition and results of operations.

We have incurred indebtedness and expect to incur significant additional indebtedness on a consolidated basis, which may affect our ability to pay dividends, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations.

        As of December 31, 2014, our total consolidated indebtedness was approximately $650.6 million, inclusive of debt associated with assets held for sale. We expect to incur significant additional indebtedness, including through the use and potential expansion of our existing unsecured credit facility or the use of one or more new credit facilities, to fund future acquisitions and development activities and operational needs. The degree of leverage could make us more vulnerable to a downturn in business or the economy generally.

        Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties and/or pay distributions. The incurrence of substantial outstanding indebtedness, and the limitations imposed by our debt agreements, could have significant other adverse consequences, including the following:

  •
  our cash flows may be insufficient to meet our required principal and interest payments;

  •
  we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our liquidity for acquisitions or operations;

  •
  we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our existing indebtedness;

  •
  we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

  •
  we may violate restrictive covenants in our debt documents, which would entitle the lenders to accelerate our debt obligations;

  •
  we may default on our obligations and the lenders or mortgagees may foreclose on our properties and take possession of any collateral that secures their loans; and

  •
  our default under any of our indebtedness with cross-default provisions could result in a default on other indebtedness.

        If any one of these events were to occur, our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to pay dividends could be materially adversely affected. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended (the "Code").

Increases in interest rates could increase the amount of our debt payments and adversely affect our cash flow and ability to pay dividends.

        We may incur indebtedness that bears interest at a variable rate. In addition, from time to time, we may pay mortgage loans or finance and refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have an adverse effect on our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and to pay dividends. In addition, if rising interest rates cause us to need additional capital to repay our indebtedness, we may need to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. Prolonged interest rate increases also could negatively impact our ability to make investments with positive economic returns.

We may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our current indebtedness.

        Upon maturity of indebtedness incurred by us, there is no assurance that replacement financing can be obtained or, if it is obtained, that interest rates and other terms would be as favorable as the original indebtedness. Inability to refinance indebtedness on favorable terms may compel us to attempt to dispose of one or more properties, including any properties that may be secured by such debt, on terms less favorable than might be obtained at a later date. In addition, if any secured indebtedness matured before refinancing could be procured, the lender could foreclose on the applicable collateral and we might suffer losses as a result of that foreclosure. Further, lenders may require insurance against terrorist acts, particularly for large properties in urban areas, and the unavailability of such insurance may make it difficult to finance or refinance investments.

We may be unable to renew leases or lease vacant office space.

        As of December 31, 2014, 13.4% of the rentable square footage of our office portfolio was available for lease. As of December 31, 2014, 15.3% of the occupied square footage in our office portfolio was scheduled to expire in 2015. Local economic environment may make the renewal of these leases more difficult, or renewal may occur at rental rates equal to or below existing rental rates. As a result, portions of our office properties may remain vacant for extended periods of time. In addition, we may have to offer substantial rent abatements, tenant improvements, concessions, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. The factors described above could have an adverse effect on our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and to pay dividends.

Short-term leases in our multifamily portfolio may expose us to the effects of declining market rents.

        Substantially all of our leases in our multifamily portfolio are for a term of one year or less. Therefore, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.

Our operating performance is subject to risks associated with the lodging industry.

        The success of our hotel properties depends largely on the property operators' ability to adapt to dominant trends in the lodging industry as well as disruptions such as greater competitive pressures, increased consolidation, industry overbuilding, dependence on consumer spending patterns and changing demographics, the introduction of new concepts and products, availability of labor, price levels and macroeconomic and microeconomic conditions. The success of a particular hotel brand, the ability of a hotel brand to fulfill any obligations to operators of our business, and trends in the lodging industry may affect our income and cash available for dividends.

        The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. gross domestic product. The lodging industry is also sensitive to business and personal discretionary spending levels. The lodging industry could experience a significant decline in occupancy and average daily rates due to a reduction in business and/or leisure travel. General economic conditions, increased fuel costs, natural disasters and terrorist attacks are a few factors that could affect an individual's willingness to travel.

We face significant competition.

        Our office portfolio competes with a number of developers, owners and operators of office real estate, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants' leases expire. As a result of any of the foregoing factors, the market price of our Common Stock, our business, financial condition, results of operations, cash flow and/or ability to satisfy our debt service obligations or to pay dividends could be materially adversely affected.

        Our hotel portfolio competes for guests primarily with other hotels in the immediate vicinity of our hotels and secondarily with other hotels in the geographic market of our hotels. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate and revenue per available room of our hotels in that area.

        There are numerous housing alternatives that compete with our apartment communities in attracting residents. These include other apartment communities and single-family homes that are available for rent in the markets in which the communities are located. If the demand for our apartment communities is reduced or if competitors develop and/or acquire competing apartment communities, rental rates may drop, which may have a material adverse effect on our financial condition and results of operations. We also face competition from other real estate investment funds, businesses and other entities in the acquisition, development and operation of apartment communities. This competition may result in an increase in costs and prices of apartment communities that we acquire and/or develop.

We may be unable to complete acquisitions that would grow our business and, even if consummated, we may fail to successfully integrate and operate acquired properties.

        We plan to acquire additional properties as opportunities arise. Our ability to acquire properties on favorable terms and successfully integrate and operate them is subject to the following significant risks:

  •
  we may be unable to acquire desired properties because of competition from other real estate investors with better access to less expensive capital, including other real estate operating companies, publicly-traded REITs and investment funds;

  •
  we may acquire properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;

  •
  competition from other potential acquirers may significantly increase purchase prices;

  •
  acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures;

  •
  we may be unable to generate sufficient cash from operations or obtain the necessary debt or equity financing to consummate an acquisition on favorable terms or at all;

  •
  we may need to spend more than anticipated amounts to make necessary improvements or renovations to acquired properties;

  •
  we may spend significant time and money on potential acquisitions that we do not consummate;

  •
  we may be unable to quickly and efficiently integrate new acquisitions into our existing operations;

  •
  we may suffer higher than expected vacancy rates and/or lower than expected rental rates; and

  •
  we may acquire properties without any recourse, or with only limited recourse, for liabilities against the former owners of the properties.

        If we cannot complete property acquisitions on favorable terms, or operate acquired properties to meet our goals or expectations, our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to pay dividends could be materially adversely affected.

We may be unable to successfully expand our operations into new markets.

        Each of the risks applicable to our ability to acquire and successfully integrate and operate properties in the markets in which our properties are located are also applicable to our ability to acquire and successfully integrate and operate properties in new markets. In addition to these risks, we may not possess the same level of familiarity with the dynamics and market conditions of certain new markets that we may enter, which could adversely affect our ability to expand into those markets. We may be unable to build a significant market share or achieve a desired return on our investments in new markets. If we are unsuccessful in expanding into new markets, it could adversely affect our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and to pay dividends.

Our stockholders will not have any approval rights regarding expansion strategies or specific future investments.

        We have expanded and may continue to expand our operations into new real estate-related activities, including, without limitation, (i) originating and/or investing in a variety of loan products, including, but not limited to, mezzanine loans, commercial real estate loans and other types of loans and/or (ii) real estate development activities to create substantially stabilized properties. See "Item 1—Business—Lending Segment—New Commercial Loans." Stockholders will not have any approval rights with respect to expansion strategies or future investments. Stockholders will therefore be relying on our Advisor with respect to future investments to be made by us. If we are unsuccessful in expanding into new real-estate activities, it could adversely affect our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and to pay dividends.

We may make investments outside of the United States, which would subject us to additional risks that may affect our operations favorably or unfavorably.

        We may invest some of our capital outside of the United States. Our investments in foreign countries will be affected favorably or unfavorably by changes in exchange rates due to political and economic factors, including inflation. Because non-U.S. companies are not subject to uniform accounting, auditing and financial reporting standards, practices and requirements comparable with those applicable to U.S. companies, there may be different types of, and lower quality, information available about non-U.S. companies and their assets. This may affect our ability to underwrite and evaluate proposed investments in foreign countries or to obtain appropriate financial reports relating to such investments. In addition, with respect to certain countries, there may be an increased potential for corrupt business practices, or the possibility of expropriation or confiscatory taxation, political or social instability, or diplomatic developments that could affect our investments in those countries. Moreover, individual economies will differ favorably or unfavorably from the U.S. economy in such respects as growth of gross national product, rate of inflation, changes in currency rates and exchange control regulations and capital reinvestment. As a result of the factors described in this paragraph, any investments made outside of the United States may be subject to a higher degree of risk; there can also be no assurance that any such investments will generate returns comparable to investment made in the United States.

We are subject to risks and liabilities unique to joint venture relationships.

        We may contemplate acquisitions of properties through joint ventures and sales to institutions of partial ownership of properties that we wholly own. Joint venture investments involve certain risks, including for example:

  •
  disputes with joint venture partners might affect our ability to develop, operate or dispose of a property;

  •
  the refinancing of unconsolidated joint venture debt may require additional equity commitments on our part;

  •
  joint venture partners may control or share certain approval rights over major decisions or might have economic or other business interests or goals that are inconsistent with our business interests or goals that would affect our ability to operate the property;

  •
  we may be forced to fulfill the obligations of a joint venture or of joint venture partners who default on their obligations including those related to debt or interest rate swaps; and

  •
  there may be conflicts of interests because our joint venture partners may have varying interest such as different need for liquidity, different assessments of the market, different tax objectives or ownership of competing interests in properties in our markets.

        The occurrence of one or more of the foregoing events could adversely affect our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to pay dividends.

We may become exposed to risks associated with property development.

        We may engage in development and redevelopment activities with respect to certain of our properties. To the extent that we do so, we will be subject to certain risks, including, without limitation:

  •
  the availability and pricing of financing on favorable terms or at all;

  •
  the availability and timely receipt of zoning and other regulatory approvals;

  •
  contractor and subcontractor disputes, strikes, labor disputes or supply disruptions; and

  •
  the cost and timely completion of construction (including risks beyond our control, such as weather or labor conditions, or material shortages).

        These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to pay dividends.

Real estate investments are generally illiquid, and we may not be able to sell our properties when we desire.

        Our real estate investments are relatively difficult to sell quickly. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinance of the underlying property. We may be unable to realize our investment objectives by sale or other disposition or refinance at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, such as the recent economic downturn, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. Furthermore, certain properties may be adversely affected by contractual rights, such as rights of first offer.

We may be unable to secure funds for our future long-term liquidity needs, which could adversely impact our business and results of operations.

        Our long-term liquidity needs will consist primarily of funds necessary to acquire properties and pay for development or repositioning of properties, non-recurring capital expenditures, and refinancing of indebtedness. We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long-term cash requirements, although it should be noted that we do not currently have any significant property development or repositioning projects planned. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through cash flows from operations, long-term borrowings, debt and/or equity issuances and/or, to the extent appropriate, property dispositions. These sources of funding may not be available on attractive terms or at all. If we cannot obtain additional funding for our long-term liquidity needs, our investments may generate lower cash flows or decline in value, or both, which may cause us to reduce our dividend or sell assets at a time when we would not otherwise do so.

Potential losses may not be covered by insurance.

        Our business operations in California, New York, North Carolina, Texas and the District of Columbia are susceptible to, and could be significantly affected by, adverse weather conditions and natural disasters such as earthquakes, tsunamis, hurricanes, wind, blizzards, floods, landslides, drought and fires. These adverse weather conditions and natural disasters could cause significant damage to the properties in our portfolio, the risk of which is enhanced by the concentration of our properties, by aggregate net operating income and square feet, in California and the District of Columbia. Our insurance may not be adequate to cover business interruption or losses resulting from adverse weather or natural disasters. We do not maintain insurance on our properties for earthquakes, except for those few properties for which such insurance coverage is contractually required. In addition, our insurance policies include customary deductibles and limitations on recovery. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. We may discontinue part or all of any insurance coverage on some or all of our properties in the future if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage discounted for the risk of loss.

        Furthermore, we may not carry insurance for certain losses, including, but not limited to, losses caused by war or certain environmental conditions, such as mold or asbestos. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage if the market value of our portfolio increases. As a result, we may not have sufficient coverage against all losses that we may experience, including from adverse title claims. If we experience a loss that is uninsured or that exceeds policy limits, we could incur significant costs and lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties.

        In addition, our properties may not be able to be rebuilt to their existing height or size at their existing location under current land-use laws and policies. In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications and otherwise may have to upgrade such property to meet current code requirements.

Terrorism and other factors affecting demand for our properties could harm our operating results.

        The strength and profitability of our business depends on demand for and the value of our properties. Future terrorist attacks in the United States, such as the attacks that occurred in New York and the District of Columbia on September 11, 2001 and in Boston on April 15, 2013, and other acts of terrorism or war may have a negative impact on our operations. Terrorist attacks in the United States and elsewhere may result in declining economic activity, which could harm the demand for and the value of our properties. In addition, the public perception that certain locations are at greater risk for attack, such as major airports, ports, and rail facilities, may decrease the demand for and the value of our properties near these sites. A decrease in demand could make it difficult for us to renew or re-lease our properties at these sites at lease rates equal to or above historical rates. Such terrorist attacks could have an adverse impact on our business even if they are not directed at our properties.

        In addition, the terrorist attacks of September 11, 2001 have substantially affected the availability and price of insurance coverage for certain types of damages or occurrences, and our insurance policies for terrorism include large deductibles and co-payments. Although we maintain terrorism insurance coverage on our portfolio, the lack of sufficient insurance for these types of acts could expose us to significant losses and could have a negative impact on our operations.

Because we own real property, we are subject to extensive environmental regulation which creates uncertainty regarding future environmental expenditures and liabilities.

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

        These laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination. The presence of, or contamination resulting from, any of these substances, or the failure to properly remediate them, may adversely affect our ability to sell or rent our property or to borrow using the property as collateral. In addition, persons exposed to hazardous or toxic substances may sue for personal injury damages. For example, some laws impose liability for release of or exposure to asbestos-containing materials. In other cases, some of our properties may have been impacted by contamination from past operations or from off-site sources. As a result, in connection with our current or former ownership, operation, management and development of real properties, we may be potentially liable for investigation and cleanup costs, penalties and damages under environmental laws.

        Although most of our properties have been subjected to preliminary environmental assessments, known as Phase I assessments, by independent environmental consultants that identify certain liabilities, Phase I assessments are limited in scope, and may not include or identify all potential environmental liabilities or risks associated with a property. Unless required by applicable law, we may decide not to further investigate, remedy or ameliorate the liabilities disclosed in the Phase I assessments.

        Further, these or other environmental studies may not identify all potential environmental liabilities or accurately assess whether we will incur material environmental liabilities in the future. If we do incur material environmental liabilities in the future, we may face significant remediation costs, and we may find it difficult to sell any affected properties.

Compliance with the ADA and fire, safety and other regulations may require us to make unanticipated expenditures that could significantly reduce the cash available for dividends.

        Our properties are subject to regulation under federal laws, such as the ADA, pursuant to which all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that our properties substantially comply with present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of our properties or future properties is not in compliance with the ADA, we might be required to take remedial action, which would require us incur additional costs to bring the property into compliance. Noncompliance with the ADA could also result in imposition of fines or an award of damages to private litigants.

        Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation.

        In addition, our properties are subject to various federal, state and local regulatory requirements, such as state and local earthquake, fire and life safety requirements. If we were to fail to comply with these various requirements, we might incur governmental fines or private damage awards. If we incur substantial costs to comply with the ADA or any other regulatory requirements, our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to pay dividends could be materially adversely affected. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties.

We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our Advisor's and Manager's information technology (IT) networks and related systems.

        We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our Advisor's or Manager's IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our Advisor's and Manager's IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems), and, in some cases, may be critical to the operations of certain of our tenants. There can be no assurance that efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our Advisor's or Manager's IT networks and related systems could adversely impact our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to pay dividends.

Changes in accounting standards may adversely impact our financial condition and/or results of operations.

        We are subject to the rules and regulations of the U.S. Financial Accounting Standards Board ("FASB") related to generally accepted accounting principles ("GAAP"). Various changes to GAAP are constantly being considered, some of which could materially impact our reported financial condition and/or results of operations. Also, to the extent publicly traded companies in the United States would be required in the future to prepare financial statements in accordance with International Financial Reporting Standards ("IFRS") instead of the current GAAP in the United States, this change in accounting standards could materially impact our reported financial condition and/or results of operations.

Risks Related to Our Lending Business

Commercial mortgage loans expose us to a high degree of risk associated with investing in real estate.

        The performance and value of our loans depends upon many factors beyond our control. Commercial real estate has experienced cyclical performance and significant fluctuations in the past that impacts the value of our real estate collateralized loans. The ultimate performance and value of our loans are subject to risks associated with the ownership and operation of the properties which collateralize our loans, including the property owner's ability to operate the property with sufficient cash flow to meet debt service requirements. The performance and value of the properties collateralizing our loans may be adversely affected by:

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

There are significant risks in lending to small businesses.

        Our loans receivable included in assets held for sale consist primarily of loans to small, privately-owned businesses. There is typically no publicly available information about these businesses; therefore, we must rely on our own due diligence to obtain information in connection with our investment decisions. Our borrowers may not meet net income, cash flow and other coverage tests typically imposed by banks. A borrower's ability to repay its loan may be adversely impacted by numerous factors, including a downturn in its industry or other negative local or macro-economic conditions. Deterioration in a borrower's financial condition and prospects may be accompanied by deterioration in the collateral for the loan. In addition, small businesses typically depend on the management talents and efforts of one person or a small group of people for their success. The loss of services of one or more of these persons could have an adverse impact on the operations of the small business. Small companies are typically more vulnerable to customer preferences, market conditions and economic downturns and often need additional capital to maintain the business, expand or compete. These factors may have an impact on the ultimate recovery of our loans receivable from such businesses. Loans to small businesses, therefore, involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative.

Longer term loans and our real estate owned ("REO") are typically illiquid and their value may decrease.

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

We have a concentration of investments which may negatively impact our financial condition and results of operations.

        Substantially all of our revenue from the lending segment is generated from loans collateralized by hospitality properties. At December 31, 2014, our loans were 95% concentrated in the hospitality industry. Any factors that negatively impact the hospitality industry, including recessions, severe weather events (such as hurricanes, blizzards, floods, etc.), depressed commercial real estate markets, travel restrictions, bankruptcies or other political or geopolitical events, could have an adverse effect on our financial condition and results of operations.

Establishing loan loss reserves entails significant judgment and may negatively impact our results of operations.

        We have a quarterly review process to identify and evaluate potential exposure to loan losses. The determination of whether significant doubt exists and whether a loan loss reserve is necessary requires judgment and consideration of the facts and circumstances existing at the evaluation date. Additionally, further changes to the facts and circumstances of the individual borrowers, the limited service hospitality industry and the economy may require the establishment of additional loan loss reserves and the effect to our results of operations would be adverse. If our judgments underlying the establishment of our loan loss reserves are not correct, our results of operations may be negatively impacted.

        Whenever our borrowers experience significant operating difficulties and we are forced to liquidate the collateral underlying the loans, losses may be relatively substantial.

The loans we originate are subject to delinquency, foreclosure and loss, any or all of which could result in losses.

        Our legacy commercial real estate loans and loans originated pursuant to the SBA 7(a) loan program are collateralized by income-producing properties (primarily limited service hospitality properties) and typically have personal guaranties. Our commercial real estate mortgage loans are secured by commercial properties, collateralized by properties which may be income producing and typically do not have personal guaranties. In addition, our legacy commercial real estate loans and loans originated pursuant to the SBA 7(a) Program are predominately to operators of limited service hospitality properties. As a result, these operators are subject to risks associated with the hospitality industry, including recessions, severe weather events, depressed commercial real estate markets, travel restrictions, bankruptcies or other political or geopolitical events.

        Our real estate loans are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

        In the event of any loan default, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest on the loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a borrower, the loan to such borrower will be deemed to be collateralized only to the extent of the value of the underlying property at the time of bankruptcy (as determined by the bankruptcy court). If a borrower defaults on one of our commercial real estate loans and the underlying property collateralizing the loan is insufficient to satisfy the outstanding balance of the loan, we will suffer a loss. In addition to losses related to collateral deficiencies, during the foreclosure process we may incur costs related to the protection of our collateral including unpaid real estate taxes, legal fees, franchise fees, insurance and operating shortfalls to the extent the property is being operated by a court-appointed receiver.

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

We operate in a competitive market for investment opportunities and future competition for our commercial real estate collateralized loans may limit our ability to originate or dispose of our target loans and could also affect the yield of these investments.

        We are in competition with a number of entities for the types of commercial real estate collateralized loans that we plan to originate. Those entities include, among others, REITs, specialty finance companies, savings and loan associations, banks and financial institutions. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several other mortgage REITs have recently raised, or are expected to raise, significant amounts of capital, and may create competition for investment opportunities. Some of these competitors may have a lower cost of funds and access to funding sources that may not be available to us. In addition, many of our competitors may not be subject to the operating constraints associated with REIT qualification or maintenance of exclusions from registration under the Investment Company Act. Furthermore, competition may further limit our ability to generate desired returns. Due to this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

We may be subject to lender liability claims.

        In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed "lender liability." Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or our other creditors or stockholders. We cannot assure prospective investors that such claims will not arise or that we will not be subject to significant liability if a claim of this type did arise.

We may enter into hedging transactions that could expose us to contingent liabilities in the future and adversely impact our financial condition.

        Subject to maintaining our qualification as a REIT, we may enter into hedging transactions that could require us to fund cash payments in certain circumstances (e.g., the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

        In addition, certain of the hedging instruments that we may enter into could involve risks since they often are not traded on regulated exchanges, guaranteed by an exchange or our clearing house, or regulated by any U.S. or foreign governmental authorities. We cannot assure you that a liquid secondary market will exist for hedging instruments that we may enter into in the future, and we may be required to maintain a position until exercise or expiration, which could result in significant losses.

        Furthermore, we intend to record any derivative and hedging transactions we enter into in accordance with GAAP. However, we may choose not to pursue, or fail to qualify for, hedge accounting treatment relating to such derivative instruments. As a result, our operating results may suffer because losses, if any, on these derivative instruments may not be offset by a change in the fair value of the related hedged transaction or item.

Curtailment of our ability to utilize the SBA 7(a) Program by the Federal government could adversely affect our results of operations.

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

We may not be able to successfully deconsolidate our lending segment, which may result in an adverse effect to our business or the way our company is perceived.

        Our Board of Directors approved a plan for the lending business that, when completed, will result in the deconsolidation of the lending segment. We are currently incurring costs and expenses relating to the plan. However, we cannot assure you that we will be able to successfully consummate the deconsolidation of the lending segment as currently contemplated under the plan approved by our Board of Directors or at all. As a result, our failure to deconsolidate the lending segment could have an adverse effect on our business or the way our company is perceived to analysts, investors or others.

Risks Related to Our Organization and Structure

Failure to qualify as a REIT would have significant adverse consequences to us and the value of our stock.

        If we fail to qualify as a REIT for federal income tax purposes, we would be taxed as a corporation. We believe that we are organized and qualified as a REIT and intend to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot assure you that we are qualified as such, or that we will remain qualified as such in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.

        If we fail to qualify as a REIT, we could face serious tax consequences that could substantially reduce our funds available for payment of dividends for each of the years involved because:

  •
  we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and could be subject to federal income tax at regular corporate rates;

  •
  we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes;

  •
  unless we are entitled to relief under statutory provisions, we could not elect to be subject to be taxed as a REIT for four taxable years following the year during which we are disqualified; and

  •
  all dividends would be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits potentially eligible as "qualified dividends" subject to the applicable income tax rate.

        Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to qualify as a REIT, we would no longer be required to pay dividends. As a result of these factors, our failure to qualify as a REIT could have an adverse effect on our financial conditions, result of operations, cash flows, ability to satisfy our debt service obligations and to pay dividends.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions.

        To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market's perception of our growth potential, our current debt levels, the market price of our Common Stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could have an adverse effect on our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and to pay dividends.

Complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments.

        To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement could cause us to: (i) sell assets in adverse market conditions; (ii) borrow on unfavorable terms; or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. Accordingly, satisfying the REIT requirements could have an adverse effect on our business results, profitability and ability to execute our business plan. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

        Income from "qualified dividends" payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our securities.

The power of the Board of Directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.

        Our organizational documents permit our Board of Directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if the Board of Directors determines that it is not in our best interest to qualify as a REIT. In such a case, we would become subject to U.S. federal, state and local income tax on our net taxable income and we would no longer be required to distribute most of our net taxable income to our stockholders, which have adverse consequences on the total return to our stockholders.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

        Subject to certain restrictions, a REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% of the value of a REIT's assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary generally will pay income tax at regular corporate rates on any taxable income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm's-length basis.

        Our taxable REIT subsidiaries are subject to normal corporate income taxes. We continuously monitor the value of our investments in taxable REIT subsidiaries for the purpose of ensuring compliance with the rule that no more than 25% of the value of our assets may consist of taxable REIT subsidiary stock and securities (which is applied at the end of each calendar quarter). The aggregate value of our taxable REIT subsidiary stock and securities is less than 25% of the value of our total assets (including our taxable REIT subsidiary stock and securities) as of December 31, 2014. In addition, we will scrutinize all of our transactions with our taxable REIT subsidiaries for the purpose of ensuring that they are entered into on arm's-length terms in order to avoid incurring the 100% excise tax described above. There are no distribution requirements applicable to the taxable REIT subsidiaries and after-tax earnings may be retained. There can be no assurance, however, that we will be able to comply with the 25% limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm's-length transactions.

Certain provisions of Maryland law could inhibit changes in control.

        Certain provisions of the Maryland General Corporation Law ("MGCL") may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our Common Stock, including:

  •
  "business combination" provisions that, subject to limitations, prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special appraisal rights and special stockholder voting requirements on these combinations; and

  •
  "control share" provisions that provide that "control shares" of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of "control shares") have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

        We have elected to opt out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL, by resolution of our Board of Directors, and in the case of the control share provisions of the MGCL, pursuant to a provision in our bylaws. However, our Board of Directors may by resolution elect to repeal the foregoing opt-outs from the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future.

        Our charter, bylaws, the partnership agreement for our operating partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our Common Stock or otherwise be in the best interest of our stockholders.

We are controlled by an affiliate of CIM Group.

        Urban II, an affiliate of CIM Group, beneficially owns shares of our Common Stock that, together with shares held by another affiliate of CIM Group, currently represents approximately 98.2% of the total voting power of the Company. For so long as affiliates of CIM Group continue to own a significant percentage of our stock, CIM Group will be able to significantly influence the composition of our Board of Directors and the approval of actions requiring stockholder approval. Accordingly, CIM Group will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, CIM Group will be able to cause or prevent a change of control of the Company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of the Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Common Stock as part of a sale of the Company and ultimately might affect the market price of our Common Stock.

We are a "controlled company" within the meaning of the rules of the NASDAQ Stock Market LLC and, as a result, qualify for, and currently rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

        Affiliates of CIM Group control a majority of the total voting power in the election of our directors. As a result, we are a "controlled company" within the meaning of the rules of the NASDAQ Stock Market LLC. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including the requirements that (i) a board be comprised of a majority of "independent directors," as defined under the rules of the NASDAQ Stock Market LLC, (ii) a compensation committee be comprised entirely of independent directors and (iii) nomination decisions be made either by independent directors constituting a majority of the independent directors in a vote in which only independent directors participate, or a nomination committee comprised entirely of independent directors.

        As of December 31, 2014, we availed ourselves of these exemptions. As a result, our Board of Directors is not comprised of a majority of independent directors, we do not have a compensation committee, and our nomination decisions are made by our entire Board of Directors. Accordingly, investors in our Common Stock do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ Stock Market LLC.

Our future success depends on the Manager and the Advisor, their respective key personnel and their access to the investment professionals of CIM Group. We may not find suitable replacements if such key personnel or investment professionals leave the employment of the Manager, the Advisor or other applicable affiliates of CIM Group or if such key personnel or investment professionals otherwise become unavailable to us.

        We rely on the resources of the Manager to manage our day-to-day operations other than the operations of CIM Urban, and CIM Urban relies on the resources of the Advisor to manage its day-to-day operations. We currently do not employ any personnel (other than two executives, who are jointly employed by us and CIM SBA). We rely completely on the Manager to provide management and administration services to us, and CIM Urban relies completely on the Adviser to provide CIM Urban with investment advisory services.

        Our executive officers also serve as officers or employees of the Manager and/or the Advisor or other applicable affiliates of CIM Group. The Manager and the Advisor have significant discretion as to the implementation of investment and operating policies and strategies on behalf of us and CIM Urban. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of the Manager, the Advisor and the other applicable affiliates of CIM Group. The departure of any of these officers or key personnel could adversely affect our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and to pay dividends.

        We also depend on access to, and the diligence, skill and network of, business contacts of the professionals within CIM Group and the information and deal flow generated by its investment professionals in the course of their investment and portfolio management activities. The departure of any of these individuals, or of a significant number of the investment professionals or principals of CIM Group, could have an adverse effect on our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and to pay dividends. We cannot assure you that we will continue to have access to CIM Group's investment professionals or its information and deal flow.

The Manager and the Advisor and certain of their affiliates manage or otherwise provide services to our business and our subsidiaries' businesses pursuant to the Master Services Agreement and the Investment Management Agreement. Notwithstanding the fact that these agreements provide broad discretion and authority and the payment of fees to the Manager or the Advisor, as applicable, the Master Services Agreement may be assigned by the Manager in certain circumstances without our consent and neither agreement may be terminated by us, except in the case of the Master Services Agreement, in limited circumstances for cause, either or both of which may have a material adverse effect on us.

        We and our lending subsidiaries are parties to the Master Services Agreement pursuant to which the Manager has the right to provide or designate third parties to provide various management and administrative services to us and all of our direct and indirect subsidiaries. We are obligated to pay the Manager the Base Service Fee for the provision of Base Services and market rate transaction fees for transactional and other services that the Manager elects to provide to us. Pursuant to the terms of the Master Services Agreement, the Manager has the right to provide any transactional services to us that we would otherwise engage a third party to provide.

        Pursuant to the terms of the Master Services Agreement, the Manager may also recommend new business opportunities to us for our approval and will make a recommendation as to whether each such new business should be internally managed or externally managed and if externally managed, the external manager and the terms of the management agreement. If the proposed external manager is to be the Manager, our independent directors must approve the decision to make such new business externally managed and the terms of the applicable management agreement. If such new business is to be internally managed, the Manager will oversee the hiring of personnel and the implementation of internal management as a transactional service.

        The Master Services Agreement continues in full force and effect until December 31, 2018, and thereafter will renew automatically each year. We may generally only terminate the Master Services Agreement for the Manager's material breach of the Master Services Agreement, fraud, gross negligence or willful misconduct or if in certain limited circumstances, a change of control of the Manager occurs that our independent directors determine to be materially detrimental to us and our subsidiaries as a whole. We do not have the right to terminate the Master Services Agreement solely for the poor performance of our operations or any investment made by us on the recommendation of the Manager. In addition, CIM Urban does not have the right to terminate the Investment Management Agreement under any circumstances. Moreover, any removal of Urban GP Manager as manager of CIM Urban GP pursuant to the Master Services Agreement or the CIM Urban Partnership Agreement will not affect the rights of the Manager under the Master Services Agreement or the Advisor under the Investment Management Agreement. Accordingly, the Manager will continue to provide the Base Services and receive the Base Service Fee, and the Manager or the applicable service provider will continue to provide the transactional services and receive related transaction fees, under the Master Services Agreement, and the Advisor will continue to receive the management fee under the Investment Management Agreement.

        Further, the Master Services Agreement may be assigned by the Manager without our consent in the case of an assignment by the Manager to an affiliate or an entity that is a successor through merger or acquisition of the business of the Manager. In certain circumstances, including the merger or other acquisition of the business of the Manager, the amount of fees being paid pursuant to the agreements or the poor performance by the Manager, we may desire to terminate one or more of the management agreements. As a result of the limited termination rights under these agreements, we may not have the right to terminate such agreement(s), which could have a material adverse effect on us. See "Item 1 Business—Master Services Agreement."

The Manager's and Advisor's fees are payable regardless of our performance, which may reduce their incentive to devote time and resources to our portfolio.

        Pursuant to the Master Services Agreement, the Manager is entitled to receive the Base Service Fee, regardless of our performance, and is also entitled to receive fees related to the provision of transactional and other services. The Advisor is entitled to receive an asset management fee based upon the gross asset value of CIM Urban's assets, including any assets acquired by CIM Urban in the future. See "Item 1 Business—Investment Management Agreement." The Manager's and the Advisor's entitlement to substantial non-performance based compensation might reduce their incentive to devote their time and effort to seeking profitable opportunities for our portfolio.

The Advisor's fees are based on the gross asset value of CIM Urban's assets, including any assets acquired by CIM Urban in the future. This fee arrangement may lead the Advisor to recommend riskier investments regardless of their long-term performance in an effort to maximize its compensation.

        The Advisor's fees are based on the gross asset value of CIM Urban's assets, including any assets acquired by CIM Urban in the future, which may provide incentive for the Advisor to invest in assets that are riskier investments regardless of their performance. Because these fees are based on gross asset value, the Advisor will benefit when CIM Urban, or we on its behalf, incurs debt or uses leverage. Consequently, the Advisor may recommend investments that are not necessarily in the best interest of our stockholders in order to maximize its compensation.

Each of the Manager and the Advisor undertakes its services to us under very broad mandates; in particular, the Advisor has broad discretion with respect to CIM Urban's investments, and the Board of Directors does not approve each investment and financing decision made by the Advisor, which may result in CIM Urban's making riskier investments than those currently comprising its investment portfolio.

        The Manager, under the Master Services Agreement, and the Advisor, under the Investment Management Agreement, have broad discretion and authority over our day-to-day operations and investments. While our directors periodically review the performance of our businesses, they do not review all decisions made by the Manager and the Advisor, including proposed investments or the implementation of other strategic initiatives. In addition, in conducting reviews of our businesses, our directors may rely primarily on information provided to them by the Manager or the Advisor, as the case may be. The Manager and the Advisor may cause us to enter into significant transactions or undertake significant activities that may be difficult or impossible to unwind or exit by the time they are reviewed by our directors. Each of the Manager and the Advisor has great latitude in the implementation of our strategies, including determining the types of assets that are proper investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which could have an adverse effect on our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and to pay dividends. Decisions made and investments entered into by the Advisor may not fully reflect the best interests of our stockholders.

The Advisor may change its investment process, or elect not to follow it, without stockholder consent at any time, which may adversely affect our investments.

        The Advisor may change its investment process and philosophy without stockholder consent at any time. In addition, there can be no assurance that the Advisor will follow its investment process in relation to the identification and acquisition or origination of prospective investments. Changes in the Advisor's investment process and/or philosophy may result in inferior, among other things, due diligence and transaction standards, which may adversely affect the performance of our assets and investment portfolio.

The Advisor, the Manager and their respective affiliates may engage in additional management or investment opportunities which compete with us and our subsidiaries, which could result in decisions that are not in the best interests of our stockholders.

        The Investment Management Agreement with the Advisor and the Master Services Agreement with the Manager do not prevent the Advisor and the Manager, as applicable, and their respective affiliates from engaging in additional management or investment opportunities, some of which could compete with us and our subsidiaries. The Advisor, the Manager and their respective affiliates may engage in additional management or investment opportunities that have overlapping objectives with ours, and may thus face conflicts in the allocation of investment opportunities to these other investments. Allocation of investment opportunities is at the discretion of the Advisor and/or the Manager and there is no guarantee that this allocation would be made in the best interest of our stockholders.

        There may be conflicts of interest in allocating investment opportunities to CIM Urban and other funds, investment vehicles and ventures managed by the Advisor. For example, the Advisor currently serves as the investment manager of CIM VI (Urban REIT), LLC and its parallel funds (collectively, "CIM VI"), a private fund formed to invest in substantially stabilized real estate and real estate-related assets located in urban areas that CIM Group has already qualified for investment. There is a significant overlap in the assets and investment strategies between us and CIM VI, and many of the same investment personnel will provide services to both entities. Further, the Advisor and its affiliates may form funds or sponsor investment vehicles and ventures that have overlapping objectives with CIM Urban and therefore may compete with CIM Urban for investment opportunities. The ability of the Advisor, the Manager and their officers and employees to engage in other business activities, including the management of other investment vehicles sponsored by CIM Group, may reduce the time the Advisor and the Manager spend managing our activities.

Certain of our directors and executive officers may face conflicts of interest related to positions they hold with the Advisor, the Manager, CIM Group and their affiliates, which could result in decisions that are not in the best interest of our stockholders.

        Some of our directors and executive officers are also part-owners, officers and/or directors of the Advisor, the Manager, CIM Group and their affiliates. As a result, they may owe fiduciary duties to these various other entities and their equity owners, which fiduciary duties may from time to time conflict with the fiduciary duties they owe to us and our stockholders. Further, these multiple responsibilities may create conflicts of interest for these individuals if they are presented with opportunities that may benefit us and our other affiliates. The individuals may be incentivized to allocate investment opportunities to other entities rather than to us. Their loyalties to other affiliated entities could result in actions or inactions that are detrimental to our business, strategy and investment opportunities.

The business of CIM Urban is managed by Urban GP Manager and we agreed in the Master Services Agreement to appoint an affiliate of CIM Group as the manager of the general partner of CIM Urban; in addition, the general partner of CIM Urban can be removed from that position under certain circumstances as provided in the CIM Urban Partnership Agreement.

        Pursuant to the Master Services Agreement, we agreed to appoint an affiliate of CIM Group as the manager of the general partner of CIM Urban. While currently that designated entity, Urban GP Manager, is an affiliate of CIM Group, there can be no assurances that a different entity would not be appointed the manager of the general partner of CIM Urban in the future. Moreover, we may only remove the Urban GP Manager as the manager of CIM Urban GP for "cause" (as defined in the Master Services Agreement). Removal for "cause" also requires the approval of the holders of at least 66 2/3% of our outstanding shares (excluding for this purpose any shares held by the Manager and any affiliates of the Manager, except to the extent set forth in the immediately following sentence). Notwithstanding the foregoing, CIM REIT has the right to vote any of our shares that it owns with respect to any vote held to remove the Urban GP Manager as the manager of the CIM Urban GP; provided, however, if any such removal vote is held after the second anniversary of the Master Services Agreement, CIM REIT must obtain voting instructions from certain of its non-affiliated investors with respect to voting the shares beneficially owned by such non-affiliated investors and CIM REIT must vote the number of shares beneficially owned by each such non-affiliated investor as so instructed by such non-affiliated investor. Upon removal, a replacement manager will be appointed by the independent directors. Finally, under the CIM Urban Partnership Agreement, the general partner of CIM Urban may be removed under certain circumstances with the consent of 66 2/3% of the class A members of CIM REIT.

        Subject to the limitations set forth in the governing documents of CIM Urban and the CIM Urban GP, Urban GP Manager is given the power and authority under the Master Services Agreement to manage, to direct the management, business and affairs of and to make all decisions to be made by or on behalf of (1) CIM Urban GP and (2) CIM Urban. Subject to the other terms of the CIM Urban Partnership Agreement, CIM Urban GP has broad discretion over the operations of CIM Urban. Accordingly, while we own indirectly all of the partnership interests in CIM Urban, except as set forth in the Master Services Agreement and the rights specifically reserved to limited partners by the CIM Urban Partnership Agreement and applicable law, we will have no part in the management and control of CIM Urban.

The CIM Urban Partnership Agreement contains provisions that give rights to certain unaffiliated members of CIM REIT to influence the business and operations of CIM Urban; such members may have interests that are adverse to our stockholders and the exercise of such rights may negatively impact the rights of our stockholders, or our business.

        The CIM Urban Partnership Agreement requires the consent of a majority in interest of certain members of CIM REIT in order to amend the CIM Urban Partnership Agreement; the Investment Management Agreement can be amended only with the consent of at least 66 2/3% of the class A members of CIM REIT who are not affiliates of CIM Urban GP. As noted above, in certain situations, upon a two-thirds vote of certain members of CIM REIT, the CIM Urban GP may be removed and replaced. The refusal to permit amendment of the CIM Urban Partnership Agreement or the removal of the general partner by the members of CIM REIT may adversely impact us.

The Manager's and the Advisor's liability is limited under the Master Services Agreement and the Investment Management Agreement, respectively, and we have agreed to indemnify the Manager against certain liabilities and CIM Urban has agreed to indemnify the Advisor against certain liabilities. As a result, we could experience poor performance or losses for which neither the Manager nor the Advisor would be liable.

        Pursuant to the Master Services Agreement, the Manager does not assume any responsibility other than to render the services called for thereunder in good faith and will not be responsible for any action of our Board of Directors in following or declining to follow its advice or recommendations. Under the terms of the Master Services Agreement, neither the Manager nor any of its affiliates providing services under the Master Services Agreement will be liable to us, any subsidiary of ours party to the Master Services Agreement, any governing body of any such entity, including any director or officer, or any of our or such subsidiaries' stockholders or partners for acts or omissions pursuant to or in accordance with the Master Services Agreement, except by reason of acts or omissions constituting fraud, willful misconduct, gross negligence or violation of certain laws or any other intentional or criminal wrongdoing or breach of the Master Services Agreement. Moreover, the aggregate liability of any such entities and persons pursuant to the Master Services Agreement is capped at the Base Fee and transaction fees previously paid to the Manager in the two most recent calendar years. In addition, we have agreed to indemnify our Manager and any of its affiliates providing services under the Master Services Agreement, any affiliates of the Manager and any directors, officers, stockholders, agents, subcontractors, contractors, delegates, members, partners, shareholders, employees and other representatives of each of them from and against all actions, suits, investigations, proceedings or claims except to the extent resulting from such person's fraud, willful misconduct, gross negligence or violation of certain laws or any other intentional or criminal wrongdoing or breach of the Master Services Agreement.

        Pursuant to the Investment Management Agreement, the Advisor is not liable to CIM Urban, CIM Urban GP or any manager or director of CIM Urban GP for, among other things, (1) any act or omission performed or omitted by it or for any costs, damages or liabilities arising therefrom, in the absence of fraud, gross negligence, willful misconduct or a breach of the Investment Management Agreement or (2) any losses due to the negligence of any employees, brokers, or other agents of CIM Urban. In addition, CIM Urban has agreed to indemnify the Advisor against any losses, claims, damages or liabilities to which it may become subject in connection with, among other things, (1) any act or omission performed or omitted by it or for any costs, damages or liabilities arising therefrom, in the absence of fraud, gross negligence, willful misconduct or a breach of the Investment Management Agreement or (2) any losses due to the negligence of any employees, brokers, or other agents of CIM Urban.

If we seek to internalize the management functions provided pursuant to the Master Services Agreement and the Investment Management Agreement, there is no assurance that we could reach agreements with the Manager and the Advisor and we could incur substantial costs and lose certain key personnel.

        At some point in the future, the board of directors may determine that it is in our best interest to become self-managed by internalizing the functions performed by the Manager and the Advisor and to terminate the Master Services Agreement and the Investment Management Agreement. However, we do not have the unilateral right to terminate the Master Services Agreement and CIM Urban does not have the unilateral right to terminate the Investment Management Agreement, and neither the Manager nor the Advisor would be obligated to enter into an internalization transaction with us. There is no assurance that a mutually acceptable agreement with these entities as to the terms of the internalization could be reached. In addition, the costs that we would incur in any such internalization transaction are uncertain and could be substantial.

        Further, if we were to internalize these management functions, certain key employees may not become our employees but may instead remain employees of the Manager and the Advisor or their respective affiliates, especially if the management functions are internalized but the Manager and the Advisor are not acquired by us. An inability to manage an internalization transaction could effectively result in us incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. These deficiencies could cause us to incur additional costs, and management's attention could be diverted from most effectively managing our investments, which could result in us incurring unanticipated costs in connection with any internalization transaction.

If we were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have an adverse effect on our business.

        We are not an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act") and intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on the nature of investments and ability to transact with affiliates, could make it impractical for us to continue our business as contemplated. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of us as an investment company, the failure by us to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, also have a material adverse effect on us.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.

        An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that we believe require remediation. If we discover such weaknesses, we will make efforts to improve our internal controls in a timely manner. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a materially adverse effect on our business and operating results, or cause us to not meet our reporting obligations, which could affect our ability to remain listed with the NASDAQ Global Market. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

Risks Related to Our Common Stock

Future sales of our common shares may cause our market price to drop significantly, even if our business is doing well.

        Urban II is entitled to registration rights, subject to certain limitations, with respect to our securities pursuant to the Registration Rights and Lockup Agreement dated March 11, 2014 between us and Urban II (the "Registration Rights and Lockup Agreement"). Urban II is entitled to require us, on up to eight occasions, to register under the Securities Act our common shares it received in connection with the Merger

        In accordance with lockup provisions included in the Registration Rights and Lockup Agreement, Urban II is not permitted to engage in public sales of our common shares it received in connection with the Merger until after the 12-month anniversary of the consummation of the Merger without restriction, provided that these restrictions do not apply with respect to public sales of up to 40 million common shares with the prior approval of a majority of the independent Directors. There are no lockup restrictions applicable to private sales or transfer of such shares.

        Following the expiration of the lockup restrictions, there may be significant pent-up demand by CIM REIT to sell our common shares that it holds. A large volume of sales of our common shares could decrease the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales of our common shares do not occur, the mere perception of the possibility of these sales could depress the market price of our common shares and have a negative effect on our ability to raise capital in the future.

We cannot assure you that we will be able to pay dividends.

        Our ability to maintain payment of dividends to our stockholders may be impacted by various factors, including the following:

  •
  we may not have enough capital resources to pay such dividends due to changes in our cash requirements, capital spending plans, cash flow or financial position;

  •
  decisions on whether, when and in which amounts to make any future dividends will remain at all times entirely at the discretion of the Board of Directors, which reserves the right to change our dividend practices at any time and for any reason; and

  •
  we may desire to retain cash to maintain or improve any credit ratings we have or may obtain in the future.

        There can be no assurance that the future dividends declared by our Board of Directors will not differ materially from historical dividend levels. Our stockholders have no contractual or other legal right to dividends that have not been declared.

Future issuances of shares of stock could dilute existing stockholders' interests.

        We may satisfy our liquidity needs through, among other things, one or more equity issuances. See "Item 1 Business—Financial Strategy" and "Item 7 "Management's Discussion and Analysts of Financial Conditions and Results of Operation"—Liquidity and Capital Resources—Sources and Uses of Funds." Our charter authorizes our Board of Directors to issue additional shares of Common Stock, preferred stock, or other equity securities without stockholder approval. Any such issuance could dilute our existing stockholders' interests.

Market interest rates may have an effect on the value of our Common Stock.

        If market interest rates go up, prospective purchasers of shares of our common stock may expect a higher dividend rate on our Common Stock. Higher market interest rates would not, however, result in more funds for us to pay in dividends and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for dividends. Thus, higher market interest rates could cause the market price of our Common Stock to go down.

Changes in market conditions could adversely affect the market price of our Common Stock.

        As with other publicly traded equity securities, the value of our Common Stock depends on various market conditions, which may change from time to time. In addition to the current economic environment and future volatility in the securities and credit markets, the following market conditions may affect the value of our Common Stock:

  •
  the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

  •
  our financial performance;

  •
  general stock and bond market conditions;

  •
  government action or regulation, including changes in tax law;

  •
  increases in market interest rates, which may lead investors to expect a higher annual yield from our distributions in relation to the price of our shares;

  •
  changes in federal tax laws;

  •
  our ability to re-lease space as leases expire;

  •
  strategic actions by us or our competitors, such as acquisitions or restructurings;

  •
  changes in our credit ratings; and

  •
  any negative change in the level of our dividend or the partial payment thereof in common shares.

        The market value of our Common Stock is based primarily upon the market's perception of our growth potential and our current and potential future earnings and cash dividends and our capital structure. Consequently, our Common Stock may trade at prices that are higher or lower than our net asset value per share of Common Stock. If our future earnings or cash dividends are less than expected, the market price of our Common Stock could diminish.

There is a limited trading market for our Common Stock and as a result, our share price is subject to greater volatility and you may not be able to resell your shares at or above the price you pay for them.

        Although our common shares are listed for trading on the NASDAQ Global Market, the volume of trading in our common shares has been lower than many other companies listed on the NASDAQ Global Market as approximately 98.2% of our Common Stock are presently owned by Urban II and affiliates of CIM and are therefore not traded. See "—We are controlled by an affiliate of CIM Group." A public trading market with depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Limited trading volume may subject our common shares to greater price volatility and may make it difficult for investors to sell shares at a price that is attractive to them.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2014 our investments consisted of (i) 21 office properties comprising approximately 5.6 million rentable square feet, (ii) five multifamily properties comprising 930 units, (iii) three hotels comprising 1,070 rooms, (iv) three parking garages, two of which have street level retail space, and (v) one development site. Each of our properties is suitable and adequate for its intended use. The following tables contain descriptive information about all of our properties as of December 31, 2014.

Office Portfolio Summary as of December 31, 2014

Office

Property	Market	Rentable Square Feet	% Occupied	% Leased(1)	Annualized Rent (in 000s)(2)	Annualized Rent Per Occupied Square Foot
BB&T Center	Charlotte, NC	567,578	68.3%	68.3%	$8,765	$22.61
1 Kaiser Plaza	Oakland, CA	531,564	91.0%	93.8%	17,657	36.50
2101 Webster Street	Oakland, CA	472,630	81.9%	84.0%	15,034	38.84
980 9th Street	Sacramento, CA	449,635	83.4%	86.3%	11,427	30.47
211 Main Street	San Francisco, CA	415,120	100.0%	100.0%	11,908	28.69
370 L'Enfant Promenade	District of Columbia	407,321	89.0%	89.0%	18,578	51.25
999 N Capitol Street	District of Columbia	321,544	84.0%	84.0%	11,934	44.18
899 N Capitol Street	District of Columbia	314,317	52.2%	55.0%	8,591	52.36
800 N Capitol Street	District of Columbia	311,690	93.2%	96.1%	13,128	45.19
1901 Harrison Street	Oakland, CA	272,161	99.4%	99.4%	9,127	33.74
830 1st Street	District of Columbia	247,337	100.0%	100.0%	10,492	42.42
1333 Broadway	Oakland, CA	239,821	82.6%	83.5%	5,976	30.17
2100 Franklin Street	Oakland, CA	216,666	83.5%	85.0%	6,730	37.20
11620 Wilshire Boulevard	Los Angeles, CA	192,719	84.5%	91.9%	4,967	30.50
Penn Field	Austin, TX	182,330	91.1%	93.8%	4,531	27.28
4750 Wilshire Boulevard	Los Angeles, CA	143,361	100.0%	100.0%	3,648	25.45
7083 Hollywood Boulevard	Los Angeles, CA	82,180	96.3%	96.3%	2,818	35.61
260 Townsend	San Francisco, CA	65,760	89.5%	89.7%	3,415	58.02
11600 Wilshire Boulevard	Los Angeles, CA	54,831	78.5%	82.7%	1,975	45.89
Civic Center	Orange County, CA	37,116	100.0%	100.0%	757	20.40
Lindblade Media Center	Los Angeles, CA	32,428	100.0%	100.0%	1,023	31.55

Total Office (21 Properties)		5,558,109	85.6%	87.0%	$172,481	$36.27

Other Ancillary Properties within Office Portfolio

Property	Market	Rentable Square Feet (Retail)		% Occupied	% Leased (Retail)(1)	Annualized Rent (in 000s)(3)	Annualized Rent Per Occupied Square Foot
901 N Capitol Street	District of Columbia	N/A	(4)	N/A	N/A	N/A	N/A
2353 Webster Street Parking Garage	Oakland, CA	N/A		N/A	N/A	N/A	N/A
1010 8th Street Parking Garage & Retail	Sacramento, CA	31,133		9.9%	9.9%	$21	$6.81

Total Ancillary Office (3 Properties)		31,133		9.9%	9.9%	$21	$6.81

Total Office including Other Ancillary

	Rentable Square Feet	% Occupied	% Leased(1)	Annualized Rent (in 000s)(2)(3)	Annualized Rent Per Occupied Square Foot
Total Office including Other Ancillary (24 Properties)	5,589,242	85.1%	86.6%	$172,502	$36.25

(1)
Based on leases signed as of December 31, 2014.

(2)
Represents gross monthly base rent, as of December 31, 2014, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursement to base rent.

(3)
Represents gross monthly contractual rent under retail (1010 8th Street Parking Garage & Retail) leases commenced as of December 31, 2014), multiplied by twelve. This amount reflects total cash rent before abatements.

(4)
901 N Capitol Street is a 39,696 square foot parcel of land located between 899 and 999 N Capitol Street. We are entitled to develop a building with up to 270,172 square feet.

Office Portfolio Detail by Property, Market, and Submarket as of December 31, 2014

Location	Square Footage	% Occupied	% Leased(1)	Annualized Cash Rent (in 000s)(2)	Annualized Cash Rent Per Occupied SF
NORTHERN CALIFORNIA
Oakland, CA
Lake Merritt
1 Kaiser Plaza	531,564	91.0%	93.8%	$17,657	$36.50
2101 Webster Street	472,630	81.9%	84.0%	15,034	38.84
1901 Harrison Street	272,161	99.4%	99.4%	9,127	33.74
2100 Franklin Street	216,666	83.5%	85.0%	6,730	37.20

Total Lake Merritt	1,493,021	88.6%	90.4%	48,548	36.72

City Center 1333 Broadway	239,821	82.6%	83.5%	5,976	30.17

Total Oakland, CA	1,732,842	87.7%	89.5%	54,524	35.86

San Francisco, CA
South Financial District 211 Main Street	415,120	100.0%	100.0%	11,908	28.69
South of Market 260 Townsend	65,760	89.5%	89.7%	3,415	58.02

Total San Francisco, CA	480,880	98.6%	98.6%	15,323	32.33

Sacramento, CA
Downtown/Midtown 980 9th & 1010 8th Street	480,768	78.6%	81.4%	11,448	30.28

Total Sacramento, CA	480,768	78.6%	81.4%	11,448	30.28

TOTAL NORTHERN CALIFORNIA	2,694,490	88.0%	89.7%	$81,295	$34.27

SOUTHERN CALIFORNIA
Los Angeles, CA
West Los Angeles
11620 Wilshire Boulevard	192,719	84.5%	91.9%	$4,967	$30.50
11600 Wilshire Boulevard	54,831	78.5%	82.7%	1,975	45.89
Lindblade Media Center	32,428	100.0%	100.0%	1,023	31.55

Total West Los Angeles	279,978	85.1%	91.0%	7,965	33.42

Mid-Wilshire 4750 Wilshire Boulevard	143,361	100.0%	100.0%	3,648	25.45
Hollywood/Sunset 7083 Hollywood Boulevard	82,180	96.3%	96.3%	2,818	35.61

Total Los Angeles, CA	505,519	91.2%	94.4%	14,431	31.32

Orange County, CA
Central Civic Center	37,116	100.0%	100.0%	757	20.40

TOTAL SOUTHERN CALIFORNIA	542,635	91.8%	94.8%	$15,188	$30.50

MID-ATLANTIC
Washington, DC
Capitol Hill
999 N Capitol Street	321,544	84.0%	84.0%	$11,934	$44.18
899 N Capitol Street	314,317	52.2%	55.0%	8,591	52.36
800 N Capitol Street	311,690	93.2%	96.1%	13,128	45.19
830 1st Street	247,337	100.0%	100.0%	10,492	42.42

Total Capitol Hill	1,194,888	81.3%	82.8%	44,145	45.42

Southwest 370 L'Enfant Promenade	407,321	89.0%	89.0%	18,578	51.25

Total Washington, DC	1,602,209	83.3%	84.4%	62,723	47.00

Charlotte, NC
Uptown BB&T Center	567,578	68.3%	68.3%	8,765	22.61

TOTAL MID-ATLANTIC	2,169,787	79.4%	80.2%	$71,488	$41.51

SOUTHWEST
Austin, TX
South Penn Field	182,330	91.1%	93.8%	$4,531	$27.28

TOTAL SOUTHWEST	182,330	91.1%	93.8%	$4,531	$27.28

TOTAL PORTFOLIO	5,589,242	85.1%	86.6%	$172,502	$36.25

(1)
Based on leases signed as of December 31, 2014.

(2)
Represents gross monthly base rent, as of December 31, 2014, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursement to base rent.

Multifamily Portfolio Summary as of December 31, 2014

Property	Market	Units	% Occupied(1)	Annualized Rent (in 000s)(2)	Monthly Rent Per Occupied Unit
4649 Cole Avenue	Dallas, TX	334	88.9%	$4,870	$1,366
Memorial Hills	Houston, TX	308	92.2%	6,125	1,797
47 E 34th Street	New York, NY	110	100.0%	5,529	4,188
3636 McKinney Avenue	Dallas, TX	103	98.1%	1,996	1,647
3839 McKinney Avenue	Dallas, TX	75	94.7%	1,355	1,590

Total Multifamily (5 Properties)		930	92.8%	$19,875	$1,919

(1)
Based on number of units occupied as of December 31, 2014.

(2)
Represents gross monthly base rent under leases commenced as of December 31, 2014, multiplied by twelve. This amount reflects total cash rent before concessions.

Hotel Portfolio Summary as of December 31, 2014

Property	Market	Rooms	% Occupied(1)	Revenue Per Available Room(1)
Sheraton Grand Hotel	Sacramento, CA	503	75.3%	$105.95
LAX Holiday Inn	Los Angeles, CA	405	89.2%	83.06
Courtyard Oakland	Oakland, CA	162	80.2%	121.31

Total Hotel (3 Properties)		1,070	81.3%	$99.61

Other Ancillary Properties within Hotel Portfolio

Property	Market	Rentable Square Feet (Retail)	% Occupied (Retail)	% Leased (Retail)(2)	Annualized Rent (Parking and Retail) (in 000s)(3)
Sheraton Grand Hotel Parking
Garage & Retail	Sacramento, CA	9,453	100.0%	100.0%	$1,996

Total Ancillary Hotel (1 Property)		9,453	100.0%	100.0%	$1,996

(1)
Represents trailing 12-month occupancy and RevPAR as of December 31, 2014. Occupancy represents occupied rooms divided by available rooms, and RevPAR represents room revenue divided by available rooms.

(2)
Based on leases signed as of December 31, 2014.

(3)
Represents gross monthly contractual rent under parking and retail leases commenced as of December 31, 2014, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursement to base rent.

Office Portfolio—Top 10 Tenants by Annualized Rental Revenue as of December 31, 2014

Tenant	Property	Credit Rating (S&P / Moody's / Fitch)	Lease Expiration	Square Feet	% of Square Feet	Annualized Rental Revenue(1) (in 000s)	% of Annualized Rental Revenue
U.S. Federal Government Agencies	Various	AA+ / Aaa / AAA	2015 - 2026	1,119,181	20.0%	$50,033	29.0%
Kaiser Foundation Health Plan, Inc.	1 Kaiser Plaza/ 2101 Webster	A+ / – / A+	2023 & 2027	432,298	7.7%	16,589	9.6%
Charles Schwab & Co., Inc.	211 Main Street	A / A2 / A	2018	415,120	7.4%	11,908	6.9%
The District of Columbia	899 N Capitol Street	AA / Aa2 / AA	2015 & 2021	164,024	2.9%	8,591	5.0%
Wells Fargo Bank, N.A.	1901 Harrison Street	A+ / A1 / A+	2018	147,520	2.6%	4,937	2.9%
Farmers Group, Inc.	4750 Wilshire Boulevard	AA– / Aa3 / A+	2019	143,361	2.6%	3,648	2.1%
Branch Banking & Trust Company	BB&T	A– /A2 / A+	2018	140,964	2.5%	3,092	1.8%
Pandora Media, Inc.	2100 Franklin Street/ 2101 Webster	– / – / –	2020	134,308	2.4%	4,852	2.8%
SSB Realty, LLC (State Street)	980 9th Street	A+ / A1 / AA–	2015	100,418	1.8%	3,672	2.1%
Swinerton Incorporated	260 Townsend	– / – / –	2018 & 2026	57,094	1.0%	3,255	1.9%

Total for Top Ten Tenants				2,854,288	51.1%	$110,577	64.1%

All Other Tenants				1,905,103	34.1%	61,925	35.9%
Vacant				829,851	14.8%	—	0.0%

Total for Portfolio				5,589,242	100.0%	$172,502	100.0%

(1)
Represents gross monthly base rent, as of December 31, 2014, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursement to base rent.

Office Portfolio—Diversification by NAICS code as of December 31, 2014

NAICS Code	Annualized Rent (in 000s)(1)	% of Total Annualized Rent	Square Footage	% of Total Square Footage
Public Administration	$64,607	37.5%	1,472,137	26.3%
Finance and Insurance	32,313	18.7%	1,116,090	20.0%
Professional, Scientific, and Technical Services	26,620	15.4%	752,454	13.5%
Health Care and Social Assistance	20,678	12.0%	538,498	9.6%
Information	5,984	3.5%	173,444	3.1%
Real Estate and Rental and Leasing	4,247	2.5%	172,411	3.1%
Educational Services	3,355	1.9%	123,589	2.2%
Construction	3,353	1.9%	65,266	1.2%
Arts, Entertainment, and Recreation	2,676	1.6%	68,983	1.2%
Manufacturing	2,293	1.3%	64,175	1.1%
Accommodation and Food Services	2,198	1.3%	66,969	1.2%
Other Services (except Public Administration)	1,448	0.8%	48,524	0.9%
Management of Companies and Enterprises	750	0.4%	19,136	0.3%
Retail Trade	720	0.4%	28,432	0.5%
Administrative and Support and Waste Management and Remediation Services	450	0.3%	18,289	0.3%
Wholesale Trade	405	0.2%	16,113	0.3%
Utilities	290	0.2%	11,739	0.2%
Transportation and Warehousing	115	0.1%	3,142	0.2%
Vacant	—	0.0%	829,851	14.8%

TOTAL PORTFOLIO	$172,502	100.0%	5,589,242	100.0%

(1)
Represents gross monthly base rent, as of December 31, 2014, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursement to base rent.

Office Portfolio—Lease Expiration as of December 31, 2014

Year of Lease Expiration	Square Feet of Expiring Leases	% of Square Feet Expiring	Annualized Base Rent (in 000s)(1)	% of Annualized Rent Expiring	Annualized Rent Per Square Foot
2015	727,599	15.3%	$28,827	16.7%	$39.62
2016	313,406	6.6%	13,089	7.6%	$41.76
2017	388,951	8.2%	12,889	7.5%	$33.14
2018	912,150	19.2%	26,773	15.5%	$29.35
2019	436,253	9.2%	13,447	7.8%	$30.82
2020	331,458	7.0%	10,835	6.3%	$32.69
2021	446,190	9.4%	19,929	11.6%	$44.67
2022	295,845	6.2%	10,644	6.2%	$35.98
2023	173,435	3.6%	7,415	4.3%	$42.75
2024	38,078	0.8%	1,222	0.7%	$32.09
Thereafter	696,026	14.5%	27,432	15.8%	$39.41

Total Occupied	4,759,391	100.0%	$172,502	100.0%	$36.25
Vacant	829,851

Total Portfolio	5,589,242

(1)
Represents gross monthly base rent, as of December 31, 2014, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursement to base rent.

Office Portfolio—Historical Occupancy

	December 31, 2014 Rentable Square Feet	Occupancy Rates(1)
Property		2010	2011	2012	2013	2014
BB&T Center	567,578	94.0%	90.0%	94.6%	82.7%	68.3%
1 Kaiser Plaza	531,564	90.5%	93.2%	89.0%	90.8%	91.0%
980 9th & 1010 8th Street	480,768	86.8%	85.7%	81.2%	77.6%	78.6%
2101 Webster Street	472,630	79.0%	87.9%	92.9%	82.8%	81.9%
211 Main Street	415,120	100.0%	100.0%	100.0%	100.0%	100.0%
370 L'Enfant Promenade	407,321	98.7%	82.5%	91.1%	88.7%	89.0%
999 N Capitol Street	321,544	0.0%	47.6%	52.6%	83.1%	84.0%
899 N Capitol Street	314,317	51.9%	59.5%	62.7%	51.1%	52.2%
800 N Capitol Street	311,690	100.0%	100.0%	97.2%	94.8%	93.2%
1901 Harrison Street	272,161	83.0%	84.1%	86.8%	87.0%	99.4%
830 1st Street	247,337	100.0%	100.0%	100.0%	100.0%	100.0%
1333 Broadway	239,821	72.4%	79.5%	80.7%	72.1%	82.6%
2100 Franklin Street	216,666	17.5%	42.2%	54.8%	73.1%	83.5%
11620 Wilshire Boulevard	192,719	85.1%	73.4%	66.4%	65.5%	84.5%
Penn Field	182,330	76.7%	78.7%	90.6%	90.7%	91.1%
4750 Wilshire Boulevard(2)	143,361	N/A	N/A	N/A	N/A	100.0%
7083 Hollywood Boulevard	82,180	88.5%	28.0%	92.9%	96.3%	96.3%
260 Townsend	65,760	100.0%	100.0%	100.0%	100.0%	89.5%
11600 Wilshire Boulevard	54,831	94.1%	85.0%	78.2%	74.7%	78.5%
Civic Center	37,116	100.0%	100.0%	100.0%	100.0%	100.0%
Lindblade Media Center(3)	32,428	N/A	N/A	N/A	N/A	100.0%

Total Weighted Average	5,589,242	79.5%	82.2%	85.0%	84.0%	85.1%

(1)
Historical occupancies for Office properties are based on leases commenced as of December 31 of each historical year.

(2)
4750 Wilshire Blvd was acquired on April 18, 2014.

(3)
Lindblade Media Center was acquired on October 21, 2014.

Office Portfolio—Historical Annualized Rents

	December 31, 2014 Rentable Square Feet	Annualized Rent Per Occupied Square Foot(1)
Property		2010	2011	2012	2013	2014
BB&T Center	567,578	$20.50	$22.31	$22.55	$22.20	$22.61
1 Kaiser Plaza	531,564	36.66	35.40	36.68	37.14	36.50
980 9th & 1010 8th Street	480,768	30.39	31.03	31.75	31.13	30.28
2101 Webster Street	472,630	34.56	34.36	37.68	38.10	38.84
211 Main Street	415,120	28.65	28.72	28.68	28.78	28.69
370 L'Enfant Promenade	407,321	48.48	49.18	51.21	51.41	51.25
999 N Capitol Street	321,544	—	41.65	42.08	42.26	44.18
899 N Capitol Street	314,317	40.33	48.94	46.91	50.22	52.36
800 N Capitol Street	311,690	41.17	41.43	42.68	46.01	45.19
1901 Harrison Street	272,161	30.56	31.18	31.21	33.20	33.74
830 1st Street	247,337	36.43	39.00	39.89	40.73	42.42
1333 Broadway	239,821	27.23	30.22	29.62	28.89	30.17
2100 Franklin Street	216,666	38.29	38.52	38.69	40.96	37.20
11620 Wilshire Boulevard	192,719	34.56	37.79	35.76	35.64	30.50
Penn Field	182,330	20.08	20.68	23.94	25.29	27.28
4750 Wilshire Boulevard(2)	143,361	N/A	N/A	N/A	N/A	25.45
7083 Hollywood Boulevard	82,180	32.35	31.56	32.59	35.37	35.61
260 Townsend	65,760	29.88	31.00	31.71	32.48	58.02
11600 Wilshire Boulevard	54,831	40.89	42.17	43.78	43.97	45.89
Civic Center	37,116	18.00	18.54	20.42	20.17	20.40
Lindblade Media Center(3)	32,428	N/A	N/A	N/A	N/A	31.55

Total Weighted Average	5,589,242	$31.01	$34.27	$35.39	$36.10	$36.25

(1)
Annualized Rent Per Occupied Square Foot represents annualized gross rent divided by total occupied square feet as of December 31 of each historical year. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursement to base rent.

(2)
4750 Wilshire Blvd was acquired on April 18, 2014.

(3)
Lindblade Media Center was acquired on October 21, 2014

Multifamily Portfolio—Historical Occupancy and Annualized Rents

		Occupancy Rates(1)
Property	Units	2010	2011	2012	2013	2014
4649 Cole Avenue	334	92.2%	95.5%	92.2%	93.1%	88.9%
Memorial Hills	308	93.8%	96.4%	96.4%	91.9%	92.2%
47 E 34th Street	110	N/A	100.0%	100.0%	100.0%	100.0%
3636 McKinney Avenue	103	97.1%	94.2%	97.1%	97.1%	98.1%
3839 McKinney Avenue	75	100.0%	97.3%	98.7%	94.7%	94.7%

Total Weighted Average	930	94.1%	96.3%	95.6%	94.1%	92.8%

		Monthly Rent Per Occupied Unit(2)
Property	Units	2010	2011	2012	2013	2014
4649 Cole Avenue	334	$1,043	$1,108	$1,188	$1,282	$1,366
Memorial Hills	308	1,710	1,815	1,740	1,775	1,797
47 E 34th Street	110	N/A	3,636	3,712	3,880	4,188
3636 McKinney Avenue	103	1,381	1,489	1,473	1,529	1,647
3839 McKinney Avenue	75	1,336	1,390	1,479	1,526	1,590

Total Weighted Average	930	$1,365	$1,717	$1,741	$1,816	$1,919

(1)
Historical occupancies for Multifamily properties are based on leases commenced as of December 31 of each historical year and were calculated using units and not square feet.

(2)
Represents gross monthly base rent, as of December 31. This amount reflects total cash rent before abatements.

Multifamily Properties Overview as of December 31, 2014

Property	Location	Units	Rentable Square Footage	Year Built	Year Acquired	Annualized Rent (in 000s)(2)	Monthly Rent Per Occupied Unit	% Occupancy(1)
4649 Cole Avenue	Dallas, TX	334	283,438	1994	2010	$4,870	$1,366	88.9%
Memorial Hills	Houston, TX	308	297,404	2009	2010	6,125	1,797	92.2%
47 E 34th Street	New York, NY	110	81,702	2009	2011	5,529	4,188	100.0%
3636 McKinney Avenue	Dallas, TX	103	98,335	2006	2010	1,996	1,647	98.1%
3839 McKinney Avenue	Dallas, TX	75	68,817	2006	2010	1,355	1,590	94.7%

Total/Weighted Average		930	829,696					92.8%

(1)
Based on number of units occupied as of December 31, 2014.

(2)
Represents gross monthly base rent under leases commenced as of December 31, 2014, multiplied by twelve. This amount reflects total cash rent before concessions.

Hotel Portfolio—Ownership, Franchise and Management as of December 31, 2014

Hotel Location	Franchise	Hotel Owner/Lessor	Lessee	Manager
Oakland, CA	Courtyard	CIM Urban Partners, L.P.	N/A	RIM Hospitality
Sacramento, CA	Sheraton	CIM Urban Partners, L.P.	N/A	Starwood
Los Angeles, CA	Holiday Inn	CIM Urban Partners, L.P.	N/A	RIM Hospitality

Hotel Properties—Historical Occupancy Rates, Average Daily Rates and Revenue per Available Room/Suite as of December 31, 2014

			Occupancy (%)(1)(2)
Hotel Location	Franchise	Rooms	2010	2011	2012	2013	2014
Sacramento, CA	Sheraton	503	67.0%	71.3%	73.0%	75.5%	75.3%
Los Angeles, CA(3)	Holiday Inn	405	N/A	N/A	N/A	69.0%	89.2%
Oakland, CA	Courtyard	162	69.9%	72.3%	77.7%	79.0%	80.2%
Los Angeles, CA(4)		160	71.2%	N/A	N/A	N/A	N/A

Weighted Average		1,230	68.3%	71.6%	74.2%	75.4%	81.3%

			Average Daily Rate (Price) Per Room/Suite ($)(2)(5)
Hotel Location	Franchise	Rooms	2010	2011	2012	2013	2014
Sacramento, CA	Sheraton	503	$129.13	$129.83	$130.82	$129.48	$140.75
Los Angeles, CA(3)	Holiday Inn	405	N/A	N/A	N/A	82.25	93.08
Oakland, CA	Courtyard	162	109.31	115.22	122.95	131.83	151.27
Los Angeles, CA(4)		160	118.67	N/A	N/A	N/A	N/A

Weighted Average		1,230	$123.08	$126.23	$128.81	$124.70	$122.52

			Revenue Per Available Room/Suite ($)(2)(6)
Hotel Location	Franchise	Rooms	2010	2011	2012	2013	2014
Sacramento, CA	Sheraton	503	$86.45	$92.61	$95.54	$97.74	$105.95
Los Angeles, CA(3)	Holiday Inn	405	N/A	N/A	N/A	56.74	83.06
Oakland, CA	Courtyard	162	76.36	83.36	95.57	104.13	121.31
Los Angeles, CA(4)		160	84.51	N/A	N/A	N/A	N/A

Weighted Average		1,230	$84.09	$90.36	$95.55	$94.06	$99.61

(1)
Occupancy percentage represents occupied rooms divided by available rooms.

(2)
Represents trailing 12-months occupancy, Average Daily Rate and Revenue per Available Room as of December 31.

(3)
CIM Urban was the lender to the LAX Holiday Inn and held the first mortgage secured by the property until a subsidiary of CIM Urban submitted the highest bid at a foreclosure auction that took place on October 8, 2013 and subsequently took possession of the LAX Holiday Inn. The 2013 metrics presented above are for a partial year and represent the values for CIM Urban's period of ownership only.

(4)
CIM Urban sold the 160 room hotel located in Los Angeles, California on December 17, 2010. The 2010 metrics presented above are for a partial year and represent the values for CIM Urban's period of ownership only.

(5)
Average daily rate represents room revenue divided by occupied rooms.

(6)
Revenue per available room represents room revenue divided by available rooms.

Property Indebtedness as of December 31, 2014

Property	Outstanding Principal Balance (in 000s)	Interest Rate	Maturity Date	Balance Due At Maturity Date (in 000s)	Prepayment/ Defeasance
Penn Field	$12,442	5.56%	07/01/2015	$12,288	(1)
11620 Wilshire Boulevard	33,734	5.06%	09/01/2015	33,068	(2)
370 L'Enfant Promenade	26,783	7.66%	12/01/2015	25,324	(3)
211 Main Street	32,070	6.65%	07/15/2018	21,136	(4)
4649 Cole Avenue	24,398	5.39%	03/01/2021	21,490	(5)
3636 McKinney Avenue	9,696	5.39%	03/01/2021	8,540	(6)
3839 McKinney Avenue	6,432	5.39%	03/01/2021	5,665	(7)
Memorial Hills	30,292	5.18%	06/05/2021	26,232	(8)
830 1st Street	46,000	4.50%	01/05/2027	42,008	(9)

Total/Weighted Average	$221,847	5.59%		$195,751

(1)
Loan is prepayable but is subject to a prepayment fee equal to the interest that would have been due for the month in which the prepayment occurred. If the loan is prepaid prior to April 1, 2015 an additional prepayment fee equal to the greater of (a) one percent (1%) of the amount prepaid or (b) the amount by which the present value of all unpaid principal and interest payments exceeds a specified threshold is due. Loan may also be defeased until June 1, 2015.

(2)
Loan may not be prepaid. Loan may be defeased at any time.

(3)
Loan is prepayable but is subject to a prepayment fee equal to the difference between (a) the present value of all remaining payments of principal and interest and (b) the amount of principal being prepaid, but in no event shall the prepayment fee be less than one percent (1%).

(4)
Loan is prepayable but is subject to a prepayment fee equal to the greater of (a) one percent (1%) of the outstanding principal balance of the note or (b) modified yield maintenance.

(5)
Loan is prepayable but if prepaid prior to August 31, 2020 is subject to a prepayment fee equal to the greater of (a) one percent (1%) of the principal being prepaid or (b) yield maintenance.

(6)
Loan is prepayable but if prepaid prior to August 31, 2020 is subject to a prepayment fee equal to the greater of (a) one percent (1%) of the principal being prepaid or (b) yield maintenance.

(7)
Loan is prepayable but if prepaid prior to August 31, 2020 is subject to a prepayment fee equal to the greater of (a) one percent (1%) of the principal being prepaid or (b) yield maintenance.

(8)
Loan is prepayable but is subject to a prepayment fee equal to the greater of (a) one percent (1%) of the principal amount being prepaid multiplied by the quotient of the number of months until maturity divided by the term of the note or (b) the present value of the loan less the amount being prepaid.

(9)
Loan is prepayable but is subject to a prepayment fee equal to the greater of (a) one percent (1%) of the principal amount being prepaid multiplied by the quotient of the number of months until maturity divided by the term of the note or (b) the present value of the loan less the principal and accrued interest being prepaid.

Item 3.    Legal Proceedings

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

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Marketplace Designation, Sales Price Information and Holders

        Commencing with the Merger on March 11, 2014, our common shares have been traded on the NASDAQ Global Market currently under the symbol "CMCT". The following table sets forth, for the periods indicated, the high and low sales prices as reported on the NASDAQ Global Market and the regular dividends per share declared by us for each such period.

Quarter Ended	High	Low	Regular Quarterly Dividends Per Share
December 31, 2014	$24.70	$14.79	$0.21875
September 30, 2014	$23.49	$14.71	$0.21875
June 30, 2014(1)	$23.50	$21.45	$0.23890
March 31, 2014(1)(2)(3)	$24.25	$17.03	$0.19854
December 31, 2013(3)	N/A	N/A	$0.22
September 30, 2013(3)	N/A	N/A	$0.44
June 30, 2013(3)	N/A	N/A	$0.22
March 31, 2013(3)	N/A	N/A	$0.21

(1)
The regular quarterly dividend per share amounts do not include PMC Commercial's pre-Merger dividends or the special dividend paid to PMC Commercial's pre-Merger stockholders; however, these amounts do include the dividends paid on the shares of preferred stock issued to Urban II in the Merger on an as converted basis.

(2)
The special dividend to PMC Commercial's pre-Merger stockholders was in the amount of $27.975 per share of common stock (which includes the $27.50 per share of common stock special dividend plus $0.475 pro rata portion of PMC Commercial's regular quarterly cash dividend). Consistent with stock exchange policy for extraordinary dividends, our Common Stock continued to be quoted from the time of the merger without giving effect to the special dividend through the dividend payment date, after which the shares were traded on an ex-dividend basis. As a result of this policy, purchasers of our Common Stock after the record date (the date of the merger) and prior to the "ex" date were entitled to receive a redeemable "due bill" equal in value to the special dividend. For purposes of determining the high and low prices of our Common Stock, we have reduced the quoted market price by the amount of the due bill from the merger date until the ex-dividend date.

(3)
The quoted high and low price is for the period from the Acquisition Date of the Merger with PMC Commercial (March 11, 2014) until March 31, 2014. Dividend amounts for the calendar quarters in 2013 and for the first quarter of 2014 through the Acquisition Date (March 11, 2014) represent distributions by CIM Urban in respect of its limited partnership interests. These amounts have been converted to per common share amounts based on the number of our common shares issued to Urban II in the Merger and issued to Urban II upon conversion of the preferred shares issued to Urban II in the Merger.

        On March 9, 2015, there were approximately 670 holders of record of our common stock, excluding stockholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers. The last reported sales price of our common stock on March 9, 2015 was $17.26.

        1.8% of our shares of Common Stock as of March 9, 2015 are held by non-affiliated stockholders.

        Our stockholders are entitled to receive dividends when and as declared by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information at December 31, 2014 with respect to our common shares, either under options or in respect of restricted stock awards, that may be issued under existing equity compensation plans, all of which have been approved by our stockholders.

	(a)	(b)	(c)
Plan Category	Number of common shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of common shares remaining available for future issuances under equity compensation plans (excluding shares reflected in column (a))
Equity incentive plans	17,050	$20.46	225,067

        Effective January 31, 2015, all 17,050 outstanding options were forfeited in accordance with the plan.

Performance Graph

        The information below is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 ("Exchange Act") or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.

        The line graph below compares the percentage change in the cumulative total stockholder return on our Common Stock with the cumulative total return of the S&P 500, the FTSE NAREIT Equity REIT Index and a peer group relating to our prior operations as a mortgage REIT (the "Prior Period Peer Group"). The FTSE NAREIT Equity REIT Index is a free-float adjusted, market capitalization-weighted index of U.S. Equity REITs. The Index includes all tax-qualified REITs with more than 50 percent of total assets in qualifying real estate assets other than mortgages secured by real property. During 2014, as a result of the Merger, we transitioned from a mortgage REIT to an equity REIT. Our Prior Period Peer Group consists of all publicly traded investment companies that have the primary focus of mortgage-backed security REITs and specialty finance REITs listed on the NYSE, NYSE MKT and the NASDAQ on which coverage is provided by SNL Financial LC for the period from December 31, 2009 through December 31, 2014. All returns assume an investment of $100 on

December 31, 2009 and the reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
CIM Commercial Trust Corporation	100.00	121.88	108.99	119.35	153.43	121.00
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
FTSE NAREIT Equity REIT	100.00	127.96	138.57	163.60	167.63	218.16
Prior Peer Group Index	100.00	124.34	121.29	144.87	139.85	162.90

Source: SNL Financial LC

Recent Sales of Unregistered Securities and Use of Proceeds

        None.

Repurchases of Common Stock

        None.

Item 6.    Selected Financial Data

        The following is a summary of our Selected Financial Data as of and for each of the five years in the period ended December 31, 2014. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

The selected financial data presented below has been derived from our audited consolidated financial statements.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Total revenues	$256,153	$235,813	$232,513	$213,293	$210,662
Total expenses	249,111	221,134	212,716	206,984	205,117
Bargain purchase gain	4,918	–	–	–	–

Income from continuing operations	11,960	14,679	19,797	6,309	5,545
Income from discontinued operations(1)	12,638	–	–	–	8,120

Net income	24,598	14,679	19,797	6,309	13,665
Net income attributable to noncontrolling interests	(220)	(213)	(208)	(187)	(137)

Net income attributable to stockholders	$24,378	$14,466	$19,589	$6,122	$13,528

Funds from operations (FFO)	$93,645	$83,323	$89,740	$75,113	$78,357

Dividends(2)	$85,048	$104,035	$72,987	$68,524	$62,062

Dividends per share(3)	$0.88	$1.09	$0.76	$0.72	$0.65

Weighted average number of common shares outstanding(3)
Basic	97,173	95,440	95,440	95,440	95,440

Diluted	97,176	95,440	95,440	95,440	95,440

	At December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Total assets	$2,094,682	$1,834,477	$1,870,712	$1,916,009	$1,888,418
Debt	608,714	395,105	345,631	324,537	241,581
Equity	1,359,816	1,376,483	1,466,073	1,519,521	1,581,547

(1)
The income from discontinued operations for the year ended December 31, 2014 is related to the lending segment which was acquired in March 2014 in connection with the Merger and is classified as held for sale as of December 31, 2014. The income from discontinued operations for the year ended December 31, 2010 represents the activity of a hotel property that was sold in December 2010.

(2)
Dividends in 2014 do not include PMC Commercial's pre-Merger dividends or the special dividend paid to PMC Commercial's stockholders; however, these amounts do include the dividends paid on the shares of preferred stock issued to Urban II in the Merger on an as converted basis. Dividends in 2010 through the Acquisition Date (March 11, 2014) represent distributions by CIM Urban in respect of its limited partnership interests. Dividends in the year ended December 31, 2013 include five distributions.

(3)
Unaudited Pro Forma, as if the shares issued upon the acquisition occurred on January 1, 2010.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations includes many forward-looking statements. For cautions about relying on such forward-looking statements, please see "Forward-Looking Statements" at the beginning of this Report immediately prior to Item 1. All references to our Common Stock and related per share data have been adjusted in this Report to reflect the reverse stock split.

Executive Summary

The Merger

        On July 8, 2013, PMC Commercial, entered into the Merger Agreement with CIM REIT, an affiliate of CIM Group, and subsidiaries of the respective parties. The Merger Agreement provided for the business combination of CIM REIT's wholly owned subsidiary, CIM Urban, and PMC Commercial. Pursuant to the Merger Agreement, Urban II, an affiliate of CIM REIT received 4,400,000 shares of newly-issued PMC Commercial common stock and approximately 65,000,000 shares of newly-issued PMC Commercial preferred stock. Following the Merger and subsequent increase in our authorized number of shares, each share of preferred stock was converted into 1.4 shares of PMC Commercial common stock, resulting in the issuance of 95,440,000 shares of common stock in the aggregate in connection with the Merger, representing approximately 97.8% of PMC Commercial's outstanding shares of common stock.

        All shares of PMC Commercial common stock that were outstanding immediately prior to the closing of the Merger continue to remain outstanding following the Acquisition Date. In addition, stockholders of record of PMC Commercial at the close of the business day prior to the Acquisition Date received a special cash dividend of $27.50 per share of PMC Commercial common stock plus that pro-rata portion of PMC Commercial's regular quarterly cash dividend accrued through the Acquisition Date, each of which was paid March 25, 2014.

        Furthermore, on April 28, 2014, we filed the Reverse Split Amendment to effectuate a one-for-five reverse stock split of our Common Stock, effective April 29, 2014. Pursuant to the reverse stock split, each five shares of Common Stock issued and outstanding immediately prior to the effective time of the reverse stock split were converted into one share of Common Stock. All per share and outstanding share information included herein from before the Reverse Split Amendment has been presented to reflect the reverse stock split unless otherwise noted.

        The Merger was completed on March 11, 2014. Upon completion of the Merger, PMC Commercial became the parent of CIM Urban. PMC Commercial reincorporated from Texas to Maryland on April 28, 2014 and, on the same day, changed its name from "PMC Commercial Trust" to "CIM Commercial Trust Corporation."

        The Merger was accounted for as a reverse acquisition under the acquisition method of accounting with CIM Urban considered to be the accounting acquirer based upon the terms of the Merger Agreement. In order to allow CIM Commercial to increase its focus in Class A and creative office properties, our Board of Directors approved a plan for the lending business that, when completed, will result in the deconsolidation of the lending segment. Accordingly, the lending segment is held for sale; the assets and liabilities of our lending segment that are held for sale in accordance with the plan are included in the consolidated balance sheet as of December 31, 2014 as assets and liabilities associated with assets held for sale, the results of its operations are included in the consolidated statements of operations and comprehensive income as income from operations of assets held for sale, and its cash flows are included in the consolidated cash flows for the period from the Acquisition Date through December 31, 2014.

Business Overview

        Our principal business is to acquire, own, and operate Class A and creative office properties in vibrant and improving urban communities throughout the United States. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers-to-entry, high population density, improving demographic trends and a propensity for growth. We believe that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of substantially stabilized assets in the area. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the improving demographics, public commitment, and significant private investment that characterize these areas.

        Our real estate business is managed by an affiliate of CIM Group. CIM Group is an integrated, full-service real estate and infrastructure fund manager with multi-disciplinary expertise and in-house research, acquisition, investment, development, finance, leasing, and management capabilities. CIM Group is headquartered in Los Angeles and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; and New York, New York.

        We seek attractive risk-adjusted returns by exploiting the power of the CIM Group platform. Over time, we seek to expand our real estate holdings in communities targeted by CIM Group for investment, supported by CIM Group's broad real estate investment capabilities, as part of our plan to prudently grow market value and earnings.

Properties

        As of December 31, 2014, CIM Urban's investments consisted of (i) 21 office properties comprising of approximately 5.6 million rentable square feet, (ii) five multifamily properties comprising of 930 units, (iii) three hotels comprising of 1,070 rooms, (iv) three parking garages, two of which have street level retail space, and (v) one development site.

Strategy

        Our investment strategy is centered around CIM's community qualification process. We believe this strategy provides us with a significant competitive advantage when making urban real estate investments. The qualification process generally takes between six months and five years and is a critical component of CIM's investment evaluation. CIM examines the characteristics of a market to determine whether the district justifies the extensive efforts CIM undertakes in reviewing and making potential investments in its Qualified Communities. Qualified Communities generally fall into one of two categories: (i) transitional urban districts and (ii) well-established, thriving urban areas (typically major central business districts). Qualified Communities are distinct districts which have dedicated resources to become or are currently vibrant communities where people can live, work, shop and be entertained—all within walking distance or close proximity to public transportation. These areas also generally have high barriers to entry, high population density, improving demographic trends and a propensity for growth. In addition to the urbanization of North America in the last 21 years due to the growing preference for an urban lifestyle, today's economic environment has further fueled urban growth due to the need for efficient solutions to meet continued population growth and limited natural resources. CIM believes that a vast majority of the risks associated with making real asset investments are mitigated by accumulating local market knowledge of the community where the investment lies. CIM typically spends significant time and resources qualifying targeted investment communities prior to making any acquisitions. Since 1994, CIM Group has qualified 97 communities and has deployed capital in 48 of these qualified communities. Although we may not invest exclusively in Qualified Communities, it is expected that most of our investments will be identified through this systematic process.

        CIM seeks to maximize the value of its investments through active asset management. CIM has extensive in-house research, acquisition, investment, development, financing, leasing and property management capabilities, which leverage its deep understanding of urban communities to position properties for multiple uses and to maximize operating income. As a fully integrated owner and operator, CIM's asset management capabilities are complemented by its in-house property management capabilities. Property managers prepare annual capital and operating budgets and monthly operating reports, monitor results and oversee vendor services, maintenance and capital improvement schedules. In addition, they ensure that revenue objectives are met, lease terms are followed, receivables are collected, preventative maintenance programs are implemented, vendors are evaluated and expenses are controlled. CIM's Asset Management Committee reviews and approves strategic plans for each investment, including financial, leasing, marketing, property positioning and strategic and disposition plans. In addition, the Asset Management Committee reviews and approves the annual business plan for each property, including its capital and operating budget. CIM's organizational structure provides for investment and asset management continuity through multi-disciplinary teams responsible for an asset from the time of the original investment recommendation, through the implementation of the asset's business plan, and any disposition activities.

Lending Segment

        We will continue to deploy a portion of our capital to our real estate lending platform through our wholly owned subsidiary (d/b/a PMC Commercial Trust) that originates and services loans under the U.S. SBA 7(a) Guaranteed Loan Program as well as through other lending programs which allow us to achieve attractive risk adjusted returns on its loans.

        To take advantage of the expertise of CIM, we have begun to originate commercial real estate loans for properties that are primarily located in CIM Group's Qualified Communities. We are targeting investments between $20 million and $100 million with a focus on developing a diversified pool of loans. These loans are typically short duration (five years or less, inclusive of extension options), floating rate and are expected to be:

  •
  limited and/or non-recourse junior (mezzanine, b-note or 2nd lien) and senior construction loans; or

  •
  limited and/or non-recourse junior (mezzanine, b-note or 2nd lien) and senior acquisition, bridge or repositioning loans.

        We intend to participate a portion of these loans with, and/or syndicate a portion of these loans to, one or more institutional investors.

Funds from Operations ("FFO")

        We believe that FFO is a widely recognized and appropriate non-GAAP measure of the performance of a REIT and that it is frequently used by security analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO represents net income (loss), computed in accordance with GAAP, excluding gains (or losses) from sales of real estate, real estate depreciation and amortization (other than amortization of deferred financing costs), and after adjustments for non-controlling interests. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT").

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

        The following table sets forth a reconciliation of net income to FFO:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income attributable to stockholders	$24,378	$14,466	$19,589
Depreciation and amortization	69,047	68,644	69,943
Net income attributable to noncontrolling interests	220	213	208

FFO	$93,645	$83,323	$89,740

        FFO increased to $93,645,000, or 12.4%, for the year ended December 31, 2014, compared to $83,323,000 for the year ended December 31, 2013. The increase was primarily attributable to income of $12,638,000 from the operations of the lending segment acquired on the Acquisition Date, the recognition of the bargain purchase gain of $4,918,000, a decrease in transaction costs of $3,500,000 and an increase of $4,797,000 in hotel operating income primarily due to the operations of the LAX Holiday Inn, which CIM Urban acquired through foreclosure in October 2013 being reflected as a non-performing mortgage note receivable during part of the year ended December 31, 2013. These increases were partially offset by an increase of $4,337,000 in corporate general and administrative expenses, an increase of $3,455,000 in asset management fees and other fees to related parties, a decrease of $5,126,000 in multifamily net operating income, mainly due to a non-recurring tax abatement we have agreed to refund at our New York property, an increase of $1,144,000 in interest expense from higher debt levels, and a decrease of $1,469,000 in office net operating income, mainly due to increases in real estate taxes at the California properties, a portion of which we expect to be reimbursed by tenants, and an increase in electricity expense at the District of Columbia properties.

        FFO decreased to $83,323,000, or 7.2%, for the year ended December 31, 2013, compared to $89,740,000 for the year ended December 31, 2012. The decrease was primarily due to a decrease of $3,346,000 in hotel net operating income due to LAX Holiday Inn being reflected as a non-performing mortgage note receivable during part of the year ended December 31, 2013, and an operating hotel from October 8, 2013 to December 31, 2013, and an increase in transaction costs of $4,431,000, which mainly represents costs related to the Merger and costs associated with the LAX Holiday Inn hotel foreclosure in October 2013, partially offset by an increase of $929,000 in office net operating income, mainly due to increased occupancy at an office property in the District of Columbia.

Rental Rate Trends

        Office Rental Rates:    The following table sets forth the annualized rent per occupied square foot across our office portfolio as of the specified periods:

	As of December 31,
	2014	2013	2012
Annualized rent per occupied square foot(1)	$36.25	$36.12	$35.42

(1)
Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements for the twelve months ended December 31, 2014, 2013 and 2012 were approximately $7,312,000, $14,665,000 and $16,049,000, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.

          Over the next four quarters, we expect to see expiring cash rents as set forth in the table below:

	For the Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Expiring Cash Rents:
Expiring square feet(1)	434,649	28,702	185,108	79,140
Expiring rent per square foot(2)	$40.85	$25.61	$37.90	$41.97

(1)
All month-to-month tenants are included in the expiring leases in the first quarter listed.

(2)
Represents gross monthly base rent, as of December 31, 2014, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

        Multifamily Rates:    The following table sets forth the monthly rent per occupied unit across our multifamily portfolio for the specified periods:

	As of December 31,
	2014	2013	2012
Monthly rent per occupied unit(1)	$1,919	$1,816	$1,741

(1)
Represents gross monthly base rent under leases as of the specified period, divided by occupied units. This amount reflects total cash rent before concessions.

        Occupancy Rates:    The following table sets forth the occupancy rates across our office and multifamily real estate portfolios, as of the specified periods:

	As of December 31,
	2014	2013	2012
Office portfolio	85.1%	84.3%	85.3%
Multifamily portfolio	92.8%	94.1%	95.6%

        Hotel Statistics:    The following table sets forth the occupancy, average daily rate and RevPAR for the hotel portfolio for the specified periods:

	For the Years Ended December 31,
	2014	2013	2012
Rental Rate Trends—Hotel Statistics(1)
Occupancy	81.3%	75.4%	74.2%
ADR	$122.52	$124.70	$128.81
RevPAR	$99.61	$94.06	$95.55

(1)
The year ended December 31, 2013 information includes LAX Holiday Inn, of which CIM Urban took possession through foreclosure in October 2013, starting in October 2013.

Secondary Market Loan Sales

        Our lending division, which is reflected as held for sale at December 31, 2014, sells loans pursuant to the SBA 7(a) Program. The SBA guaranteed portion of these loans are sold in legal sale transactions to either dealers in government guaranteed loans or institutional investors as the loans are fully funded. These government guaranteed portions of loans may be sold for (1) a cash premium and the minimum 1% SBA required servicing spread, (2) significant future servicing spread and no cash premium or (3) future servicing spread and a cash premium of 10%. We are required to permanently treat certain of the proceeds received from these legally sold portions of loans (those loans sold solely for future servicing spread and those loans sold for a cash premium of 10% and future servicing spread) as secured borrowings (debt) for the life of the loan included in the accompanying consolidated balance sheet as liabilities associated with assets held for sale and 100% of the loan is included in assets held for sale.

Results of Operations

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Overview

	Years Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Total revenues	$256,153	$235,813	$20,340	8.6%
Total expenses	$249,111	$221,134	$27,977	12.7%
Bargain purchase gain	$4,918	$—	$4,918	—
Income from operations of assets held for sale	$12,638	$—	$12,638	—
Net income	$24,598	$14,679	$9,919	67.6%

        Net income increased during the year ended December 31, 2014 primarily due to income of $12,638,000 from the operations of the lending segment acquired on the Acquisition Date, the recognition of the bargain purchase gain of $4,918,000 related to the Merger, a decrease in transaction costs of $3,500,000 and an increase of $4,797,000 in hotel operating income primarily due to the operations of the LAX Holiday Inn, which CIM Urban acquired through foreclosure in October 2013 being reflected as a non-performing mortgage note receivable during part of the year ended December 31, 2013. These increases were partially offset by an increase of $4,337,000 in corporate general and administrative expenses, an increase of $3,455,000 in asset management fees and other fees to related parties, a decrease of $5,126,000 in multifamily net operating income, mainly due to a non-recurring tax abatement we have agreed to refund at our New York property, an increase of $1,144,000 in interest expense from higher debt levels, and a decrease of $1,469,000 in office net operating income, mainly due to increases in real estate taxes at the California properties, a portion of which we expect to be reimbursed by tenants, and an increase in electricity expense at the District of Columbia properties.

        CIM Commercial operates in four segments: office, hotel, multifamily and lending. The lending segment is classified as held for sale at December 31, 2014 and included in discontinued operations. Set forth and described below are summary segment results for our three segments for the specified periods.

Summary Segment Results

	Years Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Revenues:
Office properties	$179,338	$175,144	$4,194	2.4%
Hotel	56,096	40,680	15,416	37.9%
Multifamily	20,719	19,989	730	3.7%
Expenses:
Office properties	74,647	68,984	5,663	8.2%
Hotel	39,694	29,075	10,619	36.5%
Multifamily	14,402	8,546	5,856	68.5%

Revenues

        Office Properties Revenue:    Revenues include rental revenues from office properties, expense reimbursements and lease termination income. Total office property revenues increased to $179,338,000, or 2.4%, for the year ended December 31, 2014 compared to $175,144,000 for the year ended December 31, 2013, primarily due to revenues related to the office properties acquired in April and October 2014, and revenue increases at certain properties in the San Francisco Bay Area and metro Washington D.C. area, offset by a decrease at the North Carolina office property due to early termination of a large tenant in April 2014.

        Hotel Revenue:    Total hotel revenue increased to $56,096,000, or 37.9%, for the year ended December 31, 2014 compared to $40,680,000 for the year ended December 31, 2013. The increase is primarily due to the operations of the LAX Holiday Inn, which CIM Urban acquired through foreclosure in October 2013, being reflected as an operating hotel during the year ended December 31, 2014, versus a non-performing mortgage note receivable during part of the year ended December 31, 2013, and an operating hotel from October 8, 2013 to December 31, 2013. Additionally, our hotel properties in Sacramento and Oakland, California experienced RevPAR growth during the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to increased rates.

        Multifamily Revenue:    Total multifamily revenue increased to $20,719,000, or 3.7%, for the year ended December 31, 2014 compared to $19,989,000 for the year ended December 31, 2013. The increase is primarily due to increased rates at our New York property and one of our Dallas properties. We expect multifamily revenue at our New York property to decrease during the year ended December 31, 2015, as our corporate housing tenant is terminating its lease in March 2015 and we expect to re-lease the property as individual units.

Expenses

        Office Properties Expenses:    Total expenses increased to $74,647,000, or 8.2%, for the year ended December 31, 2014 compared to $68,984,000 for the year ended December 31, 2013. The increase is primarily due to expenses related to the office properties acquired in April and October 2014, an increase in real estate taxes at the California properties, and an increase in electricity expense at the District of Columbia properties.

        Hotel Expenses:    Total hotel expenses increased to $39,694,000, or 36.5%, for the year ended December 31, 2014 compared to $29,075,000 for the year ended December 31, 2013. The increase is primarily due to the LAX Holiday Inn, which CIM Urban acquired through foreclosure in October 2013, being reflected as an operating hotel during the year ended December 31, 2014, versus a non-performing mortgage note receivable during part of the year ended December 31, 2013, and an operating hotel from October 8, 2013 to December 31, 2013. Additionally, our hotel property in Sacramento, California had increased variable costs associated with higher occupancy during the year ended December 31, 2014 compared to the year ended December 31, 2013.

        Multifamily Expenses:    Total multifamily expenses increased to $14,402,000, or 68.5%, for the year ended December 31, 2014 compared to $8,546,000 for the year ended December 31, 2013. The increase is primarily due to an increase in real estate taxes and legal costs in 2014 at our New York property, primarily due to a $4,475,000 expense related to a non-recurring payment we have agreed to make in connection with the refund of tax abatements we received during the period of our ownership in which the property was being leased by a corporate housing operator, which was settled in February 2015.

        Interest Expense:    Interest expense that has not been allocated to segments of $19,073,000 for the year ended December 31, 2014 represents a $1,144,000 increase from $17,929,000 for the year ended December 31, 2013. Increased interest expense from higher debt levels, incremental credit facility borrowings during the year ended December 31, 2014 and from amortization of deferred loan costs related to the credit facilities terminated and repaid in full in September 2014 was partially offset by lower interest expense from amortizing fixed-rate mortgages as a result of the repayment of approximately $75,909,000 in fixed rate mortgages in September 2013. Outstanding borrowings under our credit facility during the year ended December 31, 2014 were at lower interest rates compared to the interest rates on the fixed rate mortgages that were repaid in September 2013.

        General and Administrative:    General and administrative expenses that have not been allocated to segments increased to $5,463,000 for the year ended December 31, 2014 compared to $1,126,000 for the year ended December 31, 2013. The increase is primarily due to public company expenses, offset by a one-time gain of $1,166,000 relating to the settlement of a contractual obligation that reduced expenses during the year ended December 31, 2014.

        Transaction Costs:    Transaction costs totaling $1,563,000 for the year ended December 31, 2014 represent a $3,500,000 decrease from $5,063,000 for the year ended December 31, 2013. The costs incurred during the year ended December 31, 2013 are associated with the Merger, including due diligence costs, reimbursement of PMC Commercial's acquisition-related costs, legal and accounting expenses, as well as costs related to the foreclosure of the LAX Holiday Inn in October 2013. The costs incurred during the year ended December 31, 2014 are mainly associated with the Merger, the acquisition of the two office properties in April and October 2014, and transaction costs related to the lending segment held for sale.

        Asset Management Fees and Other Fees to Related Parties:    Asset management fees totaled $23,223,000 for the year ended December 31, 2014 compared to $21,767,000 for the year ended December 31, 2013. Management fees are calculated based on a percentage of the gross fair value of CIM Urban's investments, which are appraised in the fourth quarter of each year. The higher fees reflect a net increase in the fair value of the real estate investments based on the December 31, 2013 appraised values, as well as incremental capital expenditures and acquisitions during 2014. In addition, pursuant to the Master Services Agreement entered into on the Acquisition Date, CIM Commercial pays a Base Service Fee equal to $1,000,000 per year (subject to annual escalation by a specified inflation factor beginning on January 1, 2015) to the Manager, a related party. Fees to the Manager totaled $806,000 for the year ended December 31, 2014 compared to $0 for the year ended December 31, 2013. In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the year ended December 31, 2014, we expensed $1,193,000 for such services.

        Depreciation and Amortization:    Depreciation and amortization expense increased to $69,047,000, or 0.6%, for the year ended December 31, 2014, compared to $68,644,000 for the year ended December 31, 2013. The increase in depreciation and amortization expense compared to the year ended December 31, 2013 is primarily due to depreciation expense associated with additional capital expenditures, depreciation from LAX Holiday Inn, which CIM Urban acquired through foreclosure in October 2013, and the acquisition of the office properties in April and October 2014, offset by decreased amortization of certain in place lease values.

Discontinued Operations

        Income from operations of assets held for sale:    Represents revenues and expenses from our lending segment, including interest income on loans and other loan related fee income of $18,910,000, offset by expenses of $6,272,000 which include general and administrative expenses, interest expense, and provision for income taxes. The lending operations are reflected beginning on the Acquisition Date through December 31, 2014.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Overview

	Years Ended December 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Total revenues	$235,813	$232,513	$3,300	1.4%
Total expenses	$221,134	$212,716	$8,418	4.0%
Net income	$14,679	$19,797	$(5,118)	(25.9)%

        Net income decreased during the year ended December 31, 2013 primarily due to a decrease of $3,346,000 in hotel net operating income due to LAX Holiday Inn being reflected as a non-performing mortgage note receivable during part of the year ended December 31, 2013, and an operating hotel from October 8, 2013 to December 31, 2013, an increase in transaction costs of $4,431,000, which mainly represents costs related to the Merger and costs associated with the LAX Holiday Inn hotel foreclosure in October 2013, offset by an increase of $929,000 in office net operating income, mainly due to increased occupancy at an office property in the District of Columbia, and a decrease in depreciation and amortization of $1,299,000 due to certain acquisition-related intangible assets that became fully amortized in 2013.

        Set forth and described below are summary segment results for our segments for the specified periods.

Summary Segment Results

	Years Ended December 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Revenues:
Office properties	$175,144	$172,583	$2,561	1.5%
Hotel	40,680	41,086	(406)	(1.0)%
Multifamily	19,989	18,844	1,145	6.1%
Expenses:
Office properties	68,984	67,352	1,632	2.4%
Hotel	29,075	26,135	2,940	11.2%
Multifamily	8,546	7,751	795	10.3%

Revenues

        Office Properties Revenue:    Revenues include rental revenues from office properties, expense reimbursements and lease termination income. Total office property revenues increased to $175,144,000, or 1.5%, for the year ended December 31, 2013 compared to $172,583,000 for the year ended December 31, 2012, primarily due to an increase in revenue from an office property in the District of Columbia, which experienced higher occupancy.

        Hotel Revenue:    Total hotel revenue decreased to $40,680,000, or 1.0%, for the year ended December 31, 2013 compared to $41,086,000 for the year ended December 31, 2012. The decrease is primarily due to lower interest income on a nonperforming note receivable from LAX Holiday Inn during 2013. CIM Urban foreclosed on the hotel in October 2013, and for the period from October 2013 through December 2013, LAX Holiday Inn is reflected as an operating hotel. This decrease was partially offset by increased revenue from our hotel properties in Sacramento and Oakland, California, which experienced occupancy and RevPAR growth during the year ended December 31, 2013 compared to the year ended December 31, 2012.

        Multifamily Revenue:    Total multifamily revenue increased to $19,989,000, or 6.1%, for the year ended December 31, 2013 compared to $18,844,000 for the year ended December 31, 2012. The increase is primarily due to increased revenue from two of our multifamily properties in Texas, which achieved increased rental rates compared to the 2012 period. Revenue also benefitted from a new retail lease at our multifamily property in New York.

Expenses

        Office Properties Expenses:    Total expenses increased to $68,984,000, or 2.4%, for the year ended December 31, 2013 compared to $67,352,000 for the year ended December 31, 2012. The increase is primarily due to increased real estate taxes at our District of Columbia properties.

        Hotel Expenses:    Total hotel expenses increased to $29,075,000, or 11.2%, for the year ended December 31, 2013 compared to $26,135,000 for the year ended December 31, 2012. The increase is primarily due to the LAX Holiday Inn, which CIM Urban acquired through foreclosure in October 2013, being reflected as an operating hotel for the period from October 2013 through December 2013, versus a mortgage note receivable for the year ended December 31, 2012. Additionally, our hotel properties in Sacramento and Oakland, California had increased variable costs associated with higher occupancy during the year ended December 31, 2013 compared to the year ended December 31, 2012.

        Multifamily Expenses:    Total multifamily expenses increased to $8,546,000, or 10.3%, for the year ended December 31, 2013 compared to $7,751,000 for the year ended December 31, 2012. The increase is primarily due to higher real estate tax expense in the year ended December 31, 2013 compared to the year ended December 31, 2012.

        Interest Expense:    Interest expense that has not been allocated to segments of $17,929,000 for the year ended December 31, 2013 represents a $927,000 decrease from $18,856,000 for the year ended December 31, 2012. The reduction in interest expense was primarily due to the lower interest rate on our borrowings under our lines of credit outstanding during 2013 versus the interest rates on the fixed rate mortgages of approximately $75,909,000 that were outstanding during the year ended December 31, 2012 that were repaid in September 2013.

        General and Administrative:    General and administrative expenses that have not been allocated to segments totaled $1,126,000 for the year ended December 31, 2013, consistent with $1,123,000 for the year ended December 31, 2012.

        Transaction Costs:    Transaction costs totaling $5,063,000 for the year ended December 31, 2013 represent a $4,431,000 increase from $632,000 for the year ended December 31, 2012. The costs incurred during the year ended December 31, 2013 include $1,393,000 of tax, legal, and other costs associated with the foreclosure of the LAX Holiday Inn and $3,670,000 of costs associated with the Merger, which are primarily comprised of due diligence costs, reimbursement of PMC Commercial's acquisition-related costs, legal and accounting expenses. The transaction costs for the year ended December 31, 2012 are associated with the conversion of a loan to equity at one of our District of Columbia office properties.

        Asset Management Fees and Other Fees to Related Parties:    Asset management fees totaled $21,767,000 for the year ended December 31, 2013 compared to $20,924,000 for the year ended December 31, 2012. Management fees are calculated based on a percentage of the gross fair value of CIM Urban's investments, which are appraised in the fourth quarter of each year. The higher fees reflect a net increase in the fair value of the real estate investments based on the December 31, 2012 appraised values, as well as incremental capital expenditures and acquisitions during the year ended December 31, 2013.

        Depreciation and Amortization:    Depreciation and amortization expense decreased to $68,644,000, or 1.9%, for the year ended December 31, 2013, compared to $69,943,000 for the year ended December 31, 2012. The decrease in depreciation and amortization expense compared to the year ended December 31, 2012 is primarily due to certain acquisition-related assets that became fully depreciated in 2013, offset by an increase in depreciation associated with additional capital expenditures during the year ended December 31, 2013.

Liquidity and Capital Resources

Sources and Uses of Funds

Credit Facilities

        In February 2012, CIM Urban entered into an unsecured revolving line of credit with a bank syndicate, which allowed for maximum borrowings of $100,000,000. Borrowings under the line of credit were limited by certain borrowing base calculations. Outstanding advances under the line of credit bore interest at (i) the base rate, as defined, plus 0.75% to 1.50% or (ii) London InterBank Offered Rate ("LIBOR") plus 1.75% to 2.50%, depending on the maximum consolidated leverage ratio, as defined, until August 2013. In August 2013, the unsecured revolving line was amended, and outstanding advances under the line bore interest at (i) the base rate, as defined, plus 0.25% to 0.85% or (ii) LIBOR plus 1.25% to 1.85%, depending on the maximum consolidated leverage ratio, as defined. The line of credit was also subject to an unused commitment fee of 0.25% or 0.35% depending on the amount of aggregate unused commitments. As of December 31, 2013, $100,000,000 was outstanding under the line of credit. This line of credit was terminated and repaid in full in September 2014.

        In August 2013, CIM Urban entered into another unsecured revolving line of credit with a bank syndicate. The line of credit provided an additional $125,000,000 of borrowing capacity that was increased to $150,000,000. CIM Urban amended the line of credit in April 2014 to further increase the maximum aggregate borrowing capacity under the revolving credit facility to $200,000,000. Borrowings under the revolving line were limited by certain borrowing base calculations. Outstanding advances under the line bore interest at (i) the base rate, as defined, plus 0.25% to 0.85% or (ii) LIBOR plus 1.25% to 1.85%, depending on the maximum consolidated leverage ratio, as defined. The line of credit was also subject to an unused commitment fee of 0.25% or 0.35% depending on the amount of aggregate unused commitments. As of December 31, 2013, $64,000,000 was outstanding under the line of credit. This line of credit was terminated and repaid in full in September 2014.

        In September 2014, we entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. The credit facility can be increased to $1,150,000,000, under certain conditions. We are subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at (i) the base rate, plus 0.20% to 1.00% or (ii) LIBOR plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bear interest at (i) the base rate, plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The delayed draw term loan is also subject to an unused line fee of 0.25%. The credit facility matures in September 2016 and provides for two one-year extension options under certain conditions. As of February 28, 2015 and December 31, 2014, $380,000,000, and $360,000,000, respectively, was outstanding under the credit facility and $470,000,000, and $490,000,000, respectively, was available for future borrowings. Proceeds from the unsecured credit facility were used for acquisitions, general corporate purposes and to repay $323,000,000 outstanding under our unsecured credit facilities.

        At December 31, 2014 and 2013, CIM Commercial and CIM Urban, respectively, were in compliance with all of their respective financial covenants.

        Our intention is to use the $75,000,000 delayed-draw term loan portion of the unsecured credit facility to pay off mortgages of $72,959,000 as of December 31, 2014, that are maturing during the year ending December 31, 2015.

        We have substantial borrowing capacity, and will likely finance our future activities through any of the following methods: (i) offerings of common shares, preferred shares, senior unsecured securities, and other equity and debt securities; (ii) the use and potential expansion of our existing revolving credit lines including the use of the credit line we obtained in September 2014 or the use of a new credit line; (iii) the addition of senior, recourse or non-recourse debt using target acquisitions as well as existing investments as collateral; and/or (iv) the sale of existing investments. We expect to maintain leverage levels that are comparable to those of other commercial property REITs engaged in business strategies similar to our own.

        Our long-term liquidity needs will consist primarily of funds necessary to acquire properties and to pay for development or repositioning of properties, non-recurring capital expenditures and refinancing of indebtedness. We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through cash flows from operations, long-term borrowings, debt and/or equity issuances and/or, to the extent appropriate, property dispositions. These sources of funding may not be available on attractive terms or at all. If we cannot obtain additional funding for our long-term liquidity needs, our investments may generate lower cash flows or decline in value, or both, which may cause us to reduce our dividend or sell assets at a time when we would not otherwise do so.

Cash Flow Analysis

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

        As a REIT, our cash flows from operations are typically used to fund our dividends.

        Our cash and cash equivalents, inclusive of cash associated with assets held for sale, totaled $27,552,000 and $16,796,000 at December 31, 2014 and 2013, respectively. Our cash flows from operating activities are primarily dependent upon the occupancy level of our real estate assets, the rental rates achieved through our leases, and the collectability of rent and recoveries from our tenants. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities totaled $66,806,000 for the year ended December 31, 2014 compared to $61,827,000 for the year ended December 31, 2013. The increase is mainly due to an increase in segment net operating income of $2,677,000, when adjusted for a $4,475,000 accrual related to a non-recurring payment we have agreed to make in connection with the refund of tax abatements we received during the period of our ownership in which the property was being leased by a corporate housing operator, which was settled in February 2015, as well as lower uses of working capital in 2014 compared to 2013 for deferred leasing costs, other liabilities, and due to related parties.

        Our cash flows from investing activities are primarily related to property acquisitions and sales, expenditures for development and redevelopment projects, capital expenditures and, with respect to 2014, the cash flows from the lending segment held for sale. Net cash used in investing activities was $60,301,000 for the year ended December 31, 2014 compared to $22,183,000 for the year ended December 31, 2013, which increased primarily due to use of funds for the acquisition of the office properties acquired in April and October 2014 of $63,436,000, an increase in loans funded, offset by principal collected on loans, and by cash and cash equivalents acquired in the Merger of $3,185,000.

        Our cash flows from financing activities are generally impacted by borrowings and capital activities, net of dividends and distributions. Net cash provided by (used in) financing activities increased to $4,251,000 for the year ended December 31, 2014 from ($54,362,000) for the year ended December 31, 2013. We used funds from financing activities during the year ended December 31, 2014 primarily to pay distributions of $144,334,000 in the aggregate ($85,048,000 to partners and stockholders and $59,286,000 for the acquisition of PMC Commercial) compared to partner distributions of $104,035,000 for the year ended December 31, 2013. We had net borrowings, inclusive of borrowings of the lending segment held for sale, of $156,265,000 for the year ended December 31, 2014 compared to $50,302,000 for the year ended December 31, 2013. Additionally, deferred loan costs of $5,774,000 were paid during the year ended December 31, 2014 related to the $850,000,000 credit facility, compared to $395,000 during the year ended December 31, 2013. During the year ended December 31, 2014, we also paid $1,850,000 to redeem class B shares of subsidiary REITs.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

        As a REIT, our cash flows from operations are typically used to fund our dividends.

        Our cash and cash equivalents totaled $16,796,000 and $31,514,000 at December 31, 2013 and 2012, respectively. Net cash provided by operating activities totaled $61,827,000 for the year ended December 31, 2013 compared to $66,714,000 for the year ended December 31, 2012. The decrease is primarily due to an increase in transaction costs of $4,431,000, which mainly represents costs related to the Merger and costs associated with the LAX Holiday Inn hotel foreclosure in October 2013.

        Net cash used in investing activities was $22,183,000 for the year ended December 31, 2013 compared to $29,010,000 for the year ended December 31, 2012. The decrease is mainly due to lower levels of both acquisition and capital expenditure spending in 2013 compared to 2012. Additionally, restricted cash decreased in 2013, due to releases of tax and other impound accounts as a result of the repayment of approximately $75,909,000 in fixed rate mortgages in September 2013.

        Net cash used in financing activities increased to $54,362,000 for the year ended December 31, 2013 from $52,427,000 for the year ended December 31, 2012. The 2013 period reflects higher net proceeds from the unsecured line of credit borrowings, which was partially offset by the repayment of mortgage debt. The increase in cash used in financing activities also reflects increased partner distributions during 2013 of $104,035,000, as compared to $72,987,000 during 2012. The 2013 period includes payment of five distributions versus four payments in the 2012 period.

Summarized Contractual Obligations, Commitments and Contingencies

        The following summarizes our contractual obligations at December 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	2015	2016 - 2017	2018 - 2019	Thereafter
	(in thousands)
Debt:
Mortgages payable	$221,847	$77,055	$8,996	$25,819	$109,977
Other principal(1)	387,070	—	360,000	—	27,070
Secured borrowings, included in liabilities associated with assets held for sale(2)	38,739	1,226	2,580	2,765	32,168
Interest and fees:
Debt(3)	50,225	9,310	9,834	4,473	26,608
Other Contractual Obligations:
Borrower advances	5,155	5,155	—	—	—
Executive employment agreements(4)	838	838	—	—	—
Tenant improvements	19,721	19,721	—	—	—
Loan commitments	22,910	22,910	—	—	—
Operating leases(5)	131,746	616	1,492	1,110	128,528

Total contractual cash obligations	$878,251	$136,831	$382,902	$34,167	$324,351

(1)
Represents junior subordinated notes and unsecured credit facility.

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

(3)
Excludes premiums and discounts. For the mortgages payable, the interest expense is calculated based on the current effective interest rate on the related debt. For our unsecured credit facility, we use the current balance outstanding through maturity date, and is calculated using the variable rates in effect at December 31, 2014.

(4)
Represents minimum payments required under executive employment agreements.

(5)
Represents future minimum lease payments under our operating leases for office space and under the ground lease for one of the projects.

Off Balance Sheet Arrangements

        At December 31, 2014, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates and Recently Issued Accounting Pronouncements

        The discussion and analysis of our historical financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual results could differ from our estimates, and those differences could be material.

        We believe the following critical accounting policies, among others, affect our more significant estimates and assumptions used in preparing our consolidated financial statements. For a discussion of recently issued accounting literature, see Note 3 to the consolidated financial statements included in this Form 10-K.

Investments in Real Estate

        We apply the acquisition method to all acquired real estate investments. The purchase consideration of the real estate is recorded at fair value to the acquired tangible assets, consisting primarily of land, site improvements, and building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships and acquired ground leases, based in each case on their fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

        The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land (or acquired ground lease if the land is subject to a ground lease), site improvements, and building and tenant improvements based on management's determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases, including leasing commissions, legal, and other related costs.

        In allocating the purchase consideration of the identified intangible assets and liabilities of an acquired property, above-market, below-market, and in-place lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the remaining noncancelable term of the lease, and for below-market leases, over a period equal to the initial term plus any below-market fixed-rate renewal periods. Acquired above-market and below-market leases are amortized and recorded to rental and other property income over the initial terms of the prospective leases.

        The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the estimated cost of operations during a theoretical lease-up period to replace in-place leases, including lost revenues and any unreimbursed operating expenses, plus an estimate of deferred leasing commissions for in-place leases. The value of in-place leases is amortized to expense over the remaining noncancelable periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written-off.

        For hotels, an intangible value was assigned to expected revenues from advance bookings, which were calculated based on discounted income, and to franchise affiliation, which were calculated based on the difference between the net projected income in the year of acquisition and an estimate of income without the franchise.

        Costs related to the acquisition of properties are expensed as incurred. Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Ordinary repairs and maintenance are expensed as incurred.

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

        Estimates regarding the allocation of purchase price and the evaluation of impairment require significant judgment, and some of these estimates involve complex calculations. These assessments have a direct impact on our results of operations as the allocations and evaluations impact the amount and timing of depreciation and amortization expense we reflect in our consolidated financial statements.

Loans Receivable

        Our loans receivable included in assets held for sale at December 31, 2014 are carried at their unamortized principal balance less unamortized acquisition discounts and premiums, retained loan discounts and loan loss reserves. For loans originated under the SBA 7(a) Program, we sell the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans which are accounted for as sales, the unguaranteed portion of the loan retained by us is valued on a fair value basis and a discount is recorded as a reduction in basis of the retained portion of the loan.

        At the Acquisition Date, the carrying value of our loans was adjusted to estimated fair market value and acquisition discounts of $33,907,000 were recorded, which are being accreted to interest income, included in income from operations of assets held for sale, using the effective interest method. As of December 31, 2014, acquisition discounts of $26,495,000 remain that have not yet been accreted to income.

        A loan receivable is generally classified as non-accrual (a "Non-Accrual Loan") if (i) it is past due as to payment of principal or interest for a period of 60 days or more, (ii) any portion of the loan is classified as doubtful or is charged off or (iii) the repayment in full of the principal and/or interest is in doubt. Generally, loans are charged-off when management determines that we will be unable to collect any remaining amounts due under the loan agreement, either through liquidation of collateral or other means. Interest income, included in discontinued operations, on a Non-Accrual Loan is recognized on either the cash basis or the cost recovery basis.

        On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers' business models and future operations in accordance with Accounting Standards Codification ("ASC") 450-20, Contingencies—Loss Contingencies, and ASC 310-10, Receivables. For the years ended December 31, 2014, 2013 and 2012, no impairments on our loans receivable were recorded. We establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, the general loan loss reserve uses a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.

        The evaluation of the collectability of our loans receivable is highly subjective and is based in part on factors that could differ materially from actual results in future periods. If these factors change, we may recognize an impairment loss, which could be material.

Accounts Receivable

        Accounts receivable are carried net of the allowances for uncollectible amounts. Management's determination of the adequacy of these allowances is based primarily upon evaluation of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted.

Revenue Recognition

        All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease.

        Reimbursements from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes, insurance, and other recoverable costs, are recognized as revenue in the period the expenses are incurred. Tenant reimbursements are recognized and presented on a gross basis when we are the primary obligor with respect to incurring expenses and with respect to having the credit risk.

        In addition to minimum rents, certain leases provide for additional rents based upon varying percentages of tenants' sales in excess of annual minimums. Percentage rent is recognized once lessees' specified sales targets have been met.

        We derive parking revenues from leases with third party operators. Our parking leases provide for additional rents based upon varying percentages of tenants' sales in excess of annual minimums. Parking percentage rent is recognized once lessee's specific sales targets have been met.

        Hotel room sales are recognized upon daily occupancy. Other hotel revenues are recognized as earned upon facility use or food and beverage consumption.

        Interest income included in our discontinued operations is comprised of interest earned on loans and our short-term investments and the accretion of net loan origination fees and discounts. Interest income on loans is accrued as earned with the accrual of interest suspended when the related loan becomes a Non-Accrual Loan.

Income Taxes

        We have elected to be taxed as a REIT under the provisions of the Code. To the extent we qualify for taxation as a REIT, we generally will not be subject to a federal corporate income tax on our taxable income that is distributed to our stockholders. We may, however, be subject to certain federal excise taxes and state and local taxes on our income and property. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and will not be able to qualify as a REIT for four subsequent taxable years. In order to remain qualified as a REIT under the Code, we must satisfy various requirements in each taxable year, including, among others, limitations on share ownership, asset diversification, sources of income, and the distribution of at least 90% of our taxable income within the specified time in accordance with the Code.

        We have wholly-owned taxable REIT subsidiaries ("TRS's") which are subject to federal income taxes. The income generated from the taxable REIT subsidiaries is taxed at normal corporate rates. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

        We have established a policy on classification of penalties and interest related to audits of our federal and state income tax returns. If incurred, our policy for recording interest and penalties associated with audits will be to record such items as a component of general and administrative expense or discontinued operations. Penalties, if incurred, will be recorded in general and administrative expense or discontinued operations and interest paid or received will be recorded in interest expense or income, respectively, or discontinued operations in the consolidated statements of operations and comprehensive income.

        ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are "more likely than not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current period. We have reviewed all open tax years and concluded that the application of ASC 740 resulted in no material effect to our consolidated financial position or results of operations.

Discontinued Operations

        We classify assets as held for sale when they meet the necessary criteria, which include: (1) management commits to and actively embarks upon a plan to sell the assets, (2) the assets to be sold are available for immediate sale in their present condition, (3) the sale is expected to be completed within one year under terms usual and customary for such sales and (4) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We believe that we meet these criteria when the plan for sale has been approved by the Board of Directors; there are no known significant contingencies related to the sale and management believes it is probable that the sale will be completed within one year.

        Assets held for sale are recorded at the lower of cost or estimated fair value less cost to sell. Revenues and expenses of assets that are held for sale are presented as discontinued operations for all periods presented in the consolidated statements of operations and comprehensive income.

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

        During the year ended December 31, 2014, CIM Urban paid a distribution of $16,100,000 prior to the Acquisition Date ($0.1685 per share of Common Stock, as converted).

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

        On December 9, 2014, we declared a common share dividend of $0.21875 per share of Common Stock which was paid on December 29, 2014.

        On March 6, 2015, we declared a common share dividend of $0.21875 per share of Common Stock, to be paid on March 27, 2015 to stockholders of record on March 20, 2015.

        In addition, dividends of $59,286,000 ($27.975 per share of common stock) were paid to the PMC Commercial stockholders in connection with the Merger, which includes the $27.50 per share of common stock special dividend plus the $0.475 pro rata portion of PMC Commercial's regular quarterly cash dividend.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 3.92% to 4.12% at December 31, 2014 and 4.85% to 5.00% at December 31, 2013. Mortgages payable with book values of $223,808,000 and $231,105,000 as of December 31, 2014 and 2013, respectively, have a fair value of approximately $231,806,000 and $231,250,000, respectively.

        Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. At December 31, 2014 and 2013 (excluding premiums and discounts on assumed mortgages and including the debt associated with assets held for sale), $221,847,000 (or 34.3%) and $228,319,000 (or 58.2%) of our debt was fixed rate mortgage loans, and $425,809,000 (or 65.7%) and $164,000,000 (or 41.8%) was floating rate borrowings. Based on the level of floating rate debt outstanding at December 31, 2014 and 2013, a 12.5 basis point change in LIBOR would result in an annual impact to our earnings of approximately $532,000 and $205,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt.

Item 8.    Financial Statements and Supplementary Data

        The information required by this Item 8 is listed in Part IV, Item 15(a) of this report.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

        As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and include controls and procedures designed to ensure the information required to be disclosed by the Company in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report On Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of the Board of Directors.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on their assessment, management determined that as of December 31, 2014, the Company's internal control over financial reporting was effective based on those criteria.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by BDO USA, LLP ("BDO"), an independent registered public accounting firm as stated in their report which appears herein.

Report of Independent Registered Accounting Firm

Board of Directors and Stockholders

CIM Commercial Trust Corporation
Dallas, TX

        We have audited CIM Commercial Trust Corporation and its subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CIM Commercial Trust Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, CIM Commercial Trust Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CIM Commercial Trust Corporation as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year ended December 31, 2014 and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, CA
March 16, 2015

Limitations On The Effectiveness Of Controls

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Changes In Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information required by this Item regarding the Company's directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2015 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to the registrant's Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under "Item 1. BUSINESS—Available Information."

Item 11.    Executive Compensation

        The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2015 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our Stockholders in connection with our 2015 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under the Company's equity compensation plans is included in Part II of this Annual Report on Form 10-K under "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2015 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2015 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

        2.    Financial Statement Schedules

        The following financial statement schedules for the Registrant are filed as a part of this report:

A. Schedule III—Real Estate and Accumulated Depreciation; and	F-46
B. Schedule IV—Mortgage Loans on Real Estate.	F-48

        Note: Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

        3.    Exhibits

        The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

2.1		Agreement and Plan of Merger by and among CIM Urban REIT, LLC, CIM Merger Sub, LLC, PMC Commercial Trust and Southfork Merger Sub, LLC dated July 8, 2013 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated July 8, 2013).
2.2
Agreement and Plan of Merger, dated April 28, 2014, between PMC Commercial Trust and PMC Commercial Merger Sub, Inc. (incorporated by reference to Appendix C to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 14, 2014).
3.1		Articles of Amendment and Restatement of PMC Commercial Merger Sub, Inc. (incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K filed with the SEC on May 9, 2014).
3.1(a	)	Articles of Amendment (Name Change) (incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.1(b	)	Articles of Amendment (Reverse Stock Split) (incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).

3.1(c	)	Articles of Amendment (Par Value Decrease) (incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.2		Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).
4.1
Purchase Agreement among PMC Commercial Trust, PMC Preferred Capital Trust-A and Taberna Preferred Funding I, Ltd. dated March 15, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).
4.2
Junior Subordinated Indenture between PMC Commercial Trust and JPMorgan Chase Bank, National Association as Trustee dated March 15, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).
4.3
Amended and Restated Trust Agreement among PMC Commercial Trust, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and The Administrative Trustees Named Herein dated March 15, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).
4.4		Preferred Securities Certificate (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).
4.5		Floating Rate Junior Subordinated Note due 2035 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).
+10.1		2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).
+*10.2		First Amendment to PMC Commercial Trust 2005 Incentive Plan.
+10.3
Amended and Restated Executive Employment Contract with Jan F. Salit dated August 30, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013).
+10.4
Amended and Restated Executive Employment Contract with Barry N. Berlin dated August 30, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013).
10.5
Consent to Assignment and Limited Waiver to Agreement and Plan of Merger, dated as of November 20, 2013, by and among PMC Commercial Trust, CIM Urban REIT, LLC, Southfork Merger Sub, LLC, and CIM Merger Sub, LLC, the terms of which were acknowledged and agreed to by a new subsidiary formed by CIM Urban REIT, LLC, Urban Partners II, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 22, 2013).
10.6
Memorandum and Agreement of Settlement dated as of January 28, 2014 by and among Hoak & Co., Hoak Public Equities, L.P., PMC Commercial Trust, Southfork Merger Sub, LLC, CIM Urban REIT, LLC, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 30, 2014).

10.7	Rule 10b5-1 Purchase Plan dated January 29, 2014 by and among PMC Commercial Trust, CIM Service Provider, LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on January 30, 2014).
10.8
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
10.10
Registration Rights and Lockup Agreement dated March 11, 2014 by and among Urban Partners II, LLC and PMC Commercial Trust (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 11, 2014).
10.11
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
10.12
Form of Indemnification Agreement for directors and officers of CIM Commercial Trust Corporation (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014).
10.13
Credit Agreement, dated as of September 30, 2014, among CIM Commercial Trust Corporation, each guarantor party thereto, each lender party thereto, Bank of America, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 1, 2014).
10.14
First Amendment to Credit Agreement, dated as of January 14, 2015, among CIM Commercial Trust Corporation, each Lender party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 16, 2015).
*10.15	Staffing and Reimbursement Agreement, dated as of January 1, 2015, by and among CIM SBA Staffing, LLC, PMC Commercial Lending, LLC and CIM Commercial Trust Corporation.
*10.16	Investment Management Agreement, dated as of May 20, 2005, between CIM Urban Partners, L.P. and CIM Urban REIT Management, Inc.
*10.17	Second Amended and Restated Agreement and Limited Partnership of CIM Urban Partners, L.P., dated as of December 22, 2005, by and among CIM Urban Partners GP, Inc. and CIM Urban REIT, LLC.
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of BDO USA, LLP.
*23.2	Consent of Deloitte & Touche LLP
*24.1	Powers of Attorney (included on signature page).

*31.1	Section 302 Officer Certification—Chief Executive Officer
*31.2	Section 302 Officer Certification—Chief Financial Officer
*32.1	Section 906 Officer Certification—Chief Executive Officer
*32.2	Section 906 Officer Certification—Chief Financial Officer
*101	Interactive data files pursuant to Rule 405 of Regulation S-T:

*
Filed herewith.

+
Management contract or compensatory plan
  (b)
  Exhibits

          The exhibits listed in Item 15(a)3 are incorporated by reference or attached hereto.

  (c)
  Excluded Financial Statements

          Not Applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIM COMMERCIAL TRUST CORPORATION
Dated: March 16, 2015	By:	/s/ CHARLES E. GARNER II Charles E. Garner II Chief Executive Officer
Dated: March 16, 2015	By:	/s/ DAVID THOMPSON David Thompson Chief Financial Officer

POWERS OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles Garner and David Thompson and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES E. GARNER II Charles E. Garner II	Chief Executive Officer (Principal Executive Officer)	March 16, 2015
/s/ DAVID THOMPSON David Thompson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2015
/s/ DOUGLAS BECH Douglas Bech	Director	March 16, 2015

Signature	Title	Date

/s/ ROBERT CRESCI Robert Cresci	Director	March 16, 2015
/s/ KELLY EPPICH Kelly Eppich	Director	March 16, 2015
/s/ FRANK GOLAY Frank Golay	Director	March 16, 2015
/s/ SHAUL KUBA Shaul Kuba	Director	March 16, 2015
/s/ RICHARD RESSLER Richard Ressler	Director	March 16, 2015
/s/ AVRAHAM SHEMESH Avraham Shemesh	Director	March 16, 2015

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms

Board of Directors and Stockholders
CIM Commercial Trust Corporation
Dallas, TX

        We have audited the accompanying consolidated balance sheet of CIM Commercial Trust Corporation and its subsidiaries (the "Company") as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year ended December 31, 2014. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIM Commercial Trust Corporation and its subsidiaries at December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CIM Commercial Trust Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, CA
March 16, 2015

To the Board of Directors of CIM Commercial Trust Corporation

Dallas, TX

        We have audited the accompanying consolidated balance sheet of CIM Urban Partners, LP and its subsidiaries (the "Partnership") as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the two years in the period ended December 31, 2013. Our audits also included the 2013 and 2012 financial information included in Schedule III listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CIM Urban Partners, LP and its subsidiaries as of December 31, 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2013 and 2012 financial information included in Schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As noted in Note 2 to the consolidated financial statements, on March 11, 2014, the Partnership merged with CIM Commercial Trust Corporation (formerly PMC Commercial Trust). The business combination was accounted for as a reverse merger, with the Partnership as the accounting acquirer.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 16, 2015

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets as of December 31, 2014 and 2013

(In thousands, except share data)

	December 31,
	2014	2013
ASSETS
Investments in real estate—net	$1,715,937	$1,682,165
Cash and cash equivalents	17,615	16,796
Restricted cash	8,861	6,672
Accounts receivable—net	10,754	9,303
Deferred rent receivable and charges—net	97,630	87,606
Other intangible assets—net	20,433	22,282
Other assets	14,653	9,653
Assets held for sale—net	208,799	—

TOTAL ASSETS	$2,094,682	$1,834,477

LIABILITIES AND EQUITY
LIABILITIES:
Debt	$608,714	$395,105
Accounts payable and accrued expenses	35,512	26,109
Intangible liabilities—net	8,657	8,800
Due to related parties	9,186	6,807
Other liabilities	23,006	21,173
Liabilities associated with assets held for sale	49,791	—

Total liabilities	734,866	457,994

COMMITMENTS AND CONTINGENCIES (Note 14)
EQUITY:
Common stock, $0.001 and $0.05 par value; 200,000,000 and 20,000,000 shares authorized; 97,688,863 and 4,400,000 shares issued; and 97,581,598 and 4,400,000 shares outstanding at December 31, 2014 and 2013, respectively	98	220
Preferred stock, $0.01 par value, none and 65,028,571 shares outstanding at December 31, 2014 and 2013, respectively	—	650
Additional paid-in capital	1,824,381	1,772,821
Distributions in excess of earnings	(460,623)	(399,953)

Stockholders' equity before treasury stock	1,363,856	1,373,738

Less: Treasury stock, at cost, 107,265 shares outstanding at December 31, 2014	(4,901)	—

Total stockholders' equity	1,358,955	1,373,738
Noncontrolling interests	861	2,745

Total equity	1,359,816	1,376,483

TOTAL LIABILITIES AND EQUITY	$2,094,682	$1,834,477

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income
for the Years Ended December 31, 2014, 2013 and 2012

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
REVENUES:
Rental and other property income	$240,892	$223,304	$217,900
Expense reimbursements	10,954	9,556	9,194
Interest and other income	4,307	2,953	5,419

	256,153	235,813	232,513

EXPENSES:
Rental and other property operating	126,874	105,163	99,588
Asset management fees and other fees to related parties	25,222	21,767	20,924
Interest	19,073	17,929	18,856
General and administrative	7,332	2,568	2,773
Transaction costs	1,563	5,063	632
Depreciation and amortization	69,047	68,644	69,943

	249,111	221,134	212,716

Bargain purchase gain (Note 2)	4,918	—	—

INCOME FROM CONTINUING OPERATIONS	11,960	14,679	19,797

DISCONTINUED OPERATIONS:
Income from operations of assets held for sale	12,638	—	—

INCOME FROM DISCONTINUED OPERATIONS	12,638	—	—

NET INCOME	24,598	14,679	19,797
Net income attributable to noncontrolling interests	(220)	(213)	(208)

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS	$24,378	$14,466	$19,589

COMPREHENSIVE INCOME	$24,378	$14,466	$19,589

BASIC INCOME PER SHARE:
Continuing operations	$0.12	$0.15	$0.21
Discontinued operations	$0.13	—	—
Net income	$0.25	$0.15	$0.21
DILUTED INCOME PER SHARE:
Continuing operations	$0.12	$0.15	$0.21
Discontinued operations	$0.13	—	—
Net income	$0.25	$0.15	$0.21
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	97,173	95,440	95,440

Diluted	97,176	95,440	95,440

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity
for the Years Ended December 31, 2014, 2013 and 2012

(In thousands, except per share data)

	Common Stock Outstanding	Common Stock Par Value	Preferred Stock Outstanding	Preferred Stock Par Value	Additional Paid-in Capital	Distributions In Excess Of Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
BALANCES, DECEMBER 31, 2011	4,400,000	$220	65,028,571	$650	$1,772,789	$(256,986)	$—	$2,848	$1,519,521
Contributions	—	—	—	—	—	—	—		—
Distributions	—	—	—	—	—	(72,987)	—	(258)	(73,245)
Net income	—	—	—	—	—	19,589	—	208	19,797

BALANCES, DECEMBER 31, 2012	4,400,000	220	65,028,571	650	1,772,789	(310,384)	—	2,798	1,466,073
Contributions	—	—	—	—	32		—	—	32
Distributions	—	—	—	—	—	(104,035)	—	(266)	(104,301)
Net income	—	—	—	—	—	14,466	—	213	14,679

BALANCES, DECEMBER 31, 2013	4,400,000	220	65,028,571	650	1,772,821	(399,953)	—	2,745	1,376,483
Distributions pre-merger	—	—	—	—	—	(16,100)	—	—	(16,100)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	10	10
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(264)	(264)
Redemption of Class B shares of subsidiary REITs	—	—	—	—	—	—	—	(1,850)	(1,850)
Reverse acquisition capital transaction	2,119,244	111	—	—	49,400	—	(4,901)	—	44,610
Conversion of preferred stock to common stock	91,039,999	910	(65,028,571)	(650)	(260)	—	—	—	—
Change in par value	—	(1,143)	—	—	1,143	—	—	—	—
Exercise of stock options	14,500	—	—	—	201	—	—	—	201
Stock based compensation expense	8,000	—	—	—	1,079	—	—	—	1,079
Retirement of fractional shares	(145)	—	—	—	(3)	—	—	—	(3)
Common dividends ($0.70625 per share)	—	—	—	—	—	(64,363)	—	—	(64,363)
Preferred dividends ($0.0705 per share)	—	—	—	—	—	(4,585)	—	—	(4,585)
Net income	—	—	—	—	—	24,378	—	220	24,598

BALANCES, DECEMBER 31, 2014	97,581,598	$98	—	$—	$1,824,381	$(460,623)	$(4,901)	$861	$1,359,816

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
for the Years Ended December 31, 2014, 2013 and 2012

(In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,598	$14,679	$19,797
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent and amortization of intangible assets, liabilities and lease inducements	(5,187)	(12,140)	(15,945)
Depreciation and amortization	69,047	68,644	69,943
Bargain purchase gain	(4,918)	—	—
Gain on settlement of a contractual obligation	(1,166)	—	—
Straight line rent, below-market ground lease and amortization of intangible assets	1,892	1,866	1,866
Amortization of deferred loan costs	2,168	784	657
Amortization of premiums and discounts on debt	(1,192)	(828)	(808)
Unrealized premium adjustment	1,692	—	—
Amortization and accretion on loans receivable—net	(5,095)	—	(810)
Bad debt expense	594	155	79
Deferred income taxes	(58)	—	—
Stock-based compensation	1,079	—	—
Loans funded, held for sale	(32,407)	—	—
Proceeds from sale of guaranteed loans	22,893	—	—
Principal collected on loans	4,450	—	—
Other operating activity	(460)	—	—
Changes in operating assets and liabilities:
Accounts receivable and interest receivable	(2,028)	(1,094)	(2,281)
Other assets	(5,850)	(5,309)	8,369
Accounts payable and accrued expenses	1,728	6,017	(5,887)
Deferred leasing costs	(9,753)	(11,530)	(7,706)
Other liabilities	2,400	(159)	(1,265)
Due to related parties	2,379	742	705

Net cash provided by operating activities	66,806	61,827	66,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(24,759)	(24,342)	(27,937)
Acquisition of real estate properties	(63,436)	—	(1,050)
Loans funded	(18,564)	—	—
Cash and cash equivalents acquired in connection with the merger	3,185	—	—
Principal collected on loans	44,924	—	—
Restricted cash	(3,105)	2,159	(23)
Other investing activity	1,454	—	—

Net cash used in investing activities	(60,301)	(22,183)	(29,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgages payable	(6,472)	(83,698)	(8,098)
Proceeds from unsecured credit facilities	554,700	134,000	30,000
Payment of unsecured credit facilities	(393,400)	—	—
Payment of principal on secured borrowings—government guaranteed loans	(4,450)	—	—
Proceeds from secured borrowings—government guaranteed loans	5,887	—	—
Payment of deferred loan costs	(5,774)	(395)	(1,084)
Payment of dividends	(68,948)	—	—
Payment of special dividend and dividend assumed in acquisition	(59,286)	—	—
Distributions pre-merger	(16,100)	(104,035)	(72,987)
Contributions	—	32	—
Contributions from noncontrolling interests	10	—	—
Redemption of class B shares of subsidiary REITs	(1,850)	—	—
Proceeds from issuance of common stock	201	—	—
Retirement of fractional shares of common stock	(3)	—	—
Noncontrolling interests' distributions	(264)	(266)	(258)

Net cash provided by (used in) financing activities	4,251	(54,362)	(52,427)

Cash balances included in assets held for sale	(9,937)	—	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	819	(14,718)	(14,723)
CASH AND CASH EQUIVALENTS:
Beginning of period	16,796	31,514	46,237

End of period	$17,615	$16,796	$31,514

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$19,397	$18,303	$18,809

Federal income taxes paid	$691	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additions to investments in real estate included in accounts payable and accrued expenses	$7,613	$3,493	$4,329

Stock issued in connection with merger (Note 2)	$44,610	$—	$—

Additions to deferred loan costs included in accounts payable and accrued expenses	$34	$—	$—

Foreclosure on note receivable included in investments in real estate and other intangible assets (Note 4)	$—	$40,100	$—

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012

1. ORGANIZATION AND OPERATIONS

        CIM Commercial Trust Corporation ("CIM Commercial" or the "Company") or together with its wholly-owned subsidiaries, (which, together with CIM Commercial may be referred to as "we," "us" or "our") primarily acquires, owns, and operates Class A and creative office properties in vibrant and improving urban communities throughout the United States. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, improving demographic trends and a propensity for growth. We also obtain income from the yield and other related fee income earned on our investments from our lending activities, which have principally been to borrowers in the hospitality industry. As discussed in Note 7, the lending segment is held for sale at December 31, 2014. We were originally organized in 1993 as PMC Commercial Trust ("PMC Commercial"), a Texas real estate investment trust.

        On July 8, 2013, PMC Commercial entered into a merger agreement (the "Merger Agreement") with CIM Urban REIT, LLC ("CIM REIT") and subsidiaries of the respective parties. CIM REIT was a private commercial REIT and was the owner of CIM Urban Partners, LP ("CIM Urban"). The transaction (the "Merger") was completed on March 11, 2014 (the "Acquisition Date"). The Merger was accounted for as a reverse acquisition under the acquisition method of accounting with CIM Urban considered to be the accounting acquirer based upon the terms of the Merger Agreement. Based on the determination that CIM Urban was the accounting acquirer in the transaction, CIM Urban allocated the purchase price to the fair value of PMC Commercial's assets and liabilities as of the Acquisition Date.

        On April 28, 2014, PMC Commercial's charter was amended to increase the authorized shares of common stock of PMC Commercial from 100,000,000 to 1,000,000,000 shares (20,000,000 and 200,000,000 after giving effect to the reverse stock split described below) and PMC Commercial changed its state of incorporation (the "Reincorporation") from Texas to Maryland by means of a merger of PMC Commercial with and into a newly formed, wholly-owned subsidiary Maryland corporation. On April 28, 2014, we changed our name from "PMC Commercial Trust" to "CIM Commercial Trust Corporation." Our common stock ("Common Stock") is currently traded on the NASDAQ Global Market (symbol "CMCT").

        On April 28, 2014, we filed Articles of Amendment (the "Reverse Split Amendment") to effectuate a one-for-five reverse stock split of the Common Stock, effective April 29, 2014. Pursuant to the reverse stock split, each five shares of Common Stock issued and outstanding immediately prior to the effective time of the reverse stock split were converted into one (1) share of Common Stock. Fractional shares of Common Stock were not issued as a result of the reverse stock split; instead, holders of pre-split shares of Common Stock who otherwise would have been entitled to receive a fractional share of Common Stock received an amount in cash equal to the product of the fraction of a share multiplied by the closing price of the Common Stock (as adjusted for the one-for-five reverse stock split). In connection with and immediately following the filing of the Reverse Split Amendment, the Company filed Articles of Amendment (the "Par Value Amendment") to decrease the par value of the Common Stock issued and outstanding to $0.001 per share, effective April 29, 2014, subsequent to the effective time of the Reverse Split Amendment. All per share and outstanding share information has been presented to reflect the reverse stock split.

        CIM Commercial has qualified and intends to continue to qualify as a Real Estate Investment Trust ("REIT"), as defined in the Internal Revenue Code of 1986, as amended.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

2. MERGER

        The Merger Agreement provided for the business combination of CIM REIT's wholly owned subsidiary, CIM Urban and PMC Commercial. Pursuant to the Merger Agreement, an affiliate of CIM REIT received 4,400,000 shares of newly-issued PMC Commercial common stock and approximately 65,000,000 shares of newly-issued PMC Commercial preferred stock. Following the Merger and subsequent increase in our authorized number of shares, each share of preferred stock was converted into 1.4 shares of PMC Commercial common stock, resulting in the issuance of 95,440,000 shares of common stock in the aggregate in connection with the Merger, representing approximately 97.8% of PMC Commercial's outstanding shares of common stock.

        All shares of PMC Commercial common stock that were outstanding immediately prior to the closing of the Merger continued to remain outstanding following the Acquisition Date. In addition, stockholders of record of PMC Commercial at the close of the business day prior to the Acquisition Date received a special cash dividend of $27.50 per share of common stock plus that pro-rata portion of PMC Commercial's regular quarterly cash dividend accrued through the Acquisition Date, each of which was paid March 25, 2014.

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

        Accordingly, the accompanying financial statements include (1) the historical financial information for CIM Urban for all periods presented, (2) the assets and liabilities of PMC Commercial acquired on March 11, 2014 and still owned or held by us in the consolidated balance sheet as of December 31, 2014 and (3) the results of PMC Commercial's operations and cash flows in the consolidated statements of operations and comprehensive income and cash flows for the period from the Acquisition Date through December 31, 2014. The equity of CIM Commercial is the historical equity of CIM Urban retroactively restated to reflect the number of shares of stock issued by PMC Commercial pursuant to the Merger Agreement. In connection with the reverse acquisition, for purposes of presenting equity for CIM Commercial, the historical stockholders of PMC Commercial were deemed to have been issued 2,119,244 shares of Common Stock (2,226,509 shares of Common Stock, less 107,265 shares of treasury stock) on the Acquisition Date.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

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

        In order to allow CIM Commercial to increase its focus in Class A and creative office properties, our board of directors (the "Board of Directors") approved a plan for the lending business that, when completed, will result in the deconsolidation of the lending segment. As a result, the lending segment is held for sale at December 31, 2014 (see Note 7).

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

2. MERGER (Continued)

        Based on an arrangement with PMC Commercial, certain legal and due diligence expenses related to the Merger incurred by PMC Commercial during a certain period of time were reimbursed by CIM Urban. For the years ended December 31, 2014 and 2013, Merger related costs of $467,000 and $3,670,000, respectively, are included in transaction costs.

        Unaudited Pro Forma Financial Information—The following unaudited pro forma consolidated results for the years ended December 31, 2014 and 2013 assume the Merger was completed as of January 1, 2013:

	Year Ended December 31,
	2014	2013
	(in thousands, except per share amounts)
Pro forma revenues(A)	$256,153	$235,813
Pro forma net income	$19,083	$22,837
Pro forma basic earnings per share	$0.20	$0.23
Pro forma diluted earnings per share	$0.20	$0.23

(A)
Unaudited pro forma revenues including revenues from the acquired assets included in discontinued operations were $278,398,000 and $256,534,000 for the years ended December 31, 2014 and 2013, respectively.

        The unaudited pro forma amounts include the historical operating results of CIM Urban and PMC Commercial prior to the Merger, with adjustments directly attributable to the Merger. The unaudited pro forma results for the year ended December 31, 2014 exclude transaction costs of $3,046,000, a one-time gain of $1,166,000 related to the settlement of a contractual obligation, and the $4,918,000 bargain purchase gain recorded on the Acquisition Date.

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Ordinary repairs and maintenance are expensed as incurred.

        Investments in real estate are evaluated for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two testing is based on either the income approach with market discount rate, terminal capitalization rate and rental rate assumptions being most critical, or on the sales comparison approach to similar properties. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment of long-lived assets was recognized during the years ended December 31, 2014, 2013 and 2012.

        Cash and Cash Equivalents—Cash and cash equivalents include short-term liquid investments with initial maturities of three months or less.

        Restricted Cash—The mortgage loan and hotel management agreements provide for depositing cash into restricted accounts reserved for property taxes, insurance, and capital expenditures.

        Loans Receivable—Our loans receivable included in assets held for sale are carried at their unamortized principal balance less unamortized acquisition discounts and premiums, retained loan discounts and loan loss reserves. For loans originated under the Small Business Administration's ("SBA") 7(a) Guaranteed Loan Program ("SBA 7(a) Program") we sell the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans which are accounted for as sales, the unguaranteed portion of the loan retained by us is valued on a fair value basis and a discount (the "Retained Loan Discount") is recorded as a reduction in basis of the retained portion of the loan.

        At the Acquisition Date, the carrying value of our loans was adjusted to estimated fair market value and acquisition discounts of $33,907,000 were recorded, which are being accreted to interest income, included in income from operations of assets held for sale, using the effective interest method. Acquisition discounts of $26,495,000 remain as of December 31, 2014 which have not yet been accreted to income.

        A loan receivable is generally classified as non-accrual (a "Non-Accrual Loan") if (i) it is past due as to payment of principal or interest for a period of 60 days or more, (ii) any portion of the loan is classified as doubtful or is charged-off or (iii) if the repayment in full of the principal and/or interest is in doubt. Generally, loans are charged-off when management determines that we will be unable to collect any remaining amounts due under the loan agreement, either through liquidation of collateral or other means. Interest income, included in discontinued operations, on a Non-Accrual Loan is recognized on either the cash basis or the cost recovery basis.

        We recognized interest income and fees related to the LAX Holiday Inn of $316,000 and $3,034,000 for the years ended December 31, 2013 and 2012, respectively. The note paid interest

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

monthly at the London InterBank Offered Rate ("LIBOR") plus 2.35%, with a LIBOR floor of 4.75%. For the year ended December 31, 2012, and for the period from January 1, 2013, to October 8, 2013, the interest rate was 7.10%. The note was acquired at a discount of $6,015,000, which was amortized from the note acquisition through the original maturity date of the note, August 9, 2012. Discount amortization of $810,000 was recorded in interest and other income for the year ended December 31, 2012. On October 8, 2013, we submitted the highest bid at a foreclosure auction and took possession of the LAX hotel. The mortgage note's investment basis was transferred to the property components at their relative fair values upon title transfer (see Note 4). Due to the borrower's default, which made principal exposure likely but not yet certain, from February 2013 to October 2013, we accounted for the note under the nonaccrual method.

        On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers' business models and future operations in accordance with Accounting Standards Codification ("ASC") 450-20, Contingencies—Loss Contingencies, and ASC 310-10, Receivables. For the years ended December 31, 2014, 2013 and 2012, no impairments on our loans receivable were recorded. We establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, the general loan loss reserve uses a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.

        Accounts Receivable—Accounts receivable are carried net of the allowances for uncollectible amounts. Management's determination of the adequacy of these allowances is based primarily upon evaluation of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible accounts receivable was $388,000 and $76,000 as of December 31, 2014 and 2013, respectively.

        Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred loan costs and deferred leasing costs. Deferred rent receivable is $53,622,000 and $49,543,000 at December 31, 2014 and 2013, respectively. Deferred loan costs, which represent legal and third-party fees incurred in connection with our borrowing activities, are capitalized and amortized to interest expense on a straight line basis over the life of the related loan, approximating the effective interest method. Deferred loan costs of $7,521,000 and $3,666,000 are presented net of accumulated amortization of $1,741,000 and $1,538,000 at December 31, 2014 and 2013, respectively. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight line basis over the terms of the related leases.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred leasing costs of $55,145,000 and $50,176,000 are presented net of accumulated amortization of $16,917,000 and $14,241,000 at December 31, 2014 and 2013, respectively.

        Noncontrolling Interests—Noncontrolling interests represent the interests in various properties owned by third parties. During the year ended December 31, 2014, we paid $1,850,000 to redeem class B shares of subsidiary REITs.

        Purchase Accounting for Acquisition of Investments in Real Estate—We apply the acquisition method to all acquired real estate investments. The purchase consideration of the real estate is recorded at fair value to the acquired tangible assets, consisting primarily of land, site improvements, and building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships and acquired ground leases, based in each case on their fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

        The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land (or acquired ground lease if the land is subject to a ground lease), site improvements, and building and tenant improvements based on management's determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases, including leasing commissions, legal, and other related costs.

        In allocating the purchase consideration of the identified intangible assets and liabilities of an acquired property, above-market, below-market, and in-place lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the remaining noncancelable term of the lease, and for below-market leases, over a period equal to the initial term plus any below-market fixed-rate renewal periods. Acquired above-market and below-market leases are amortized and recorded to rental and other property income over the initial terms of the prospective leases.

        The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the estimated cost of operations during a theoretical lease-up period to replace in-place leases, including lost revenues and any unreimbursed operating expenses, plus an estimate of deferred leasing commissions for in-place leases. The value of in-place leases is amortized to expense over the remaining noncancelable periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written-off.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For hotels, an intangible value was assigned to expected revenues from advance bookings, which were calculated based on discounted income, and to franchise affiliation, which were calculated based on the difference between the net projected income in the year of acquisition and an estimate of income without the franchise. Advance bookings were $0 and $190,000 at December 31, 2014 and 2013, respectively. Franchise affiliation fees were $955,000 and $1,349,000 at December 31, 2014 and 2013, respectively. Advance bookings are amortized over one to three years, and the franchise affiliation fee is amortized over 10 years. The franchise affiliation fee is fully amortized once the hotel is no longer affiliated with the franchise.

        A tax abatement intangible asset was recorded for a property acquired in 2011, based on an approval for a property tax abatement, due to the location of the property. The tax abatement intangible is amortized over eight years. Tax abatement was $2,502,000 and $3,053,000 at December 31, 2014 and 2013, respectively.

        Revenue Recognition—All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. Lease incentives of $8,850,000 and $8,337,000 are presented net of accumulated amortization of $2,072,000 and $1,151,000 at December 31, 2014 and 2013, respectively.

        Reimbursements from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes, insurance, and other recoverable costs, are recognized as revenue in the period the expenses are incurred. Tenant reimbursements are recognized and presented on a gross basis when we are the primary obligor with respect to incurring expenses and with respect to having the credit risk.

        In addition to minimum rents, certain leases provide for additional rents based upon varying percentages of tenants' sales in excess of annual minimums. Percentage rent is recognized once lessees' specified sales targets have been met. Included in rental and other property revenues for the years ended December 31, 2014, 2013 and 2012, is $230,000, $99,000 and $162,000, respectively, of percentage rent.

        We derive parking revenues from leases with third party operators. Our parking leases provide for additional rents based upon varying percentages of tenants' sales in excess of annual minimums. Parking percentage rent is recognized once lessee's specific sales targets have been met. Included in rental and other property revenues for the years ended December 31, 2014, 2013 and 2012, is $1,562,000, $1,096,000 and $931,000, respectively, of parking percentage rent.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Hotel room sales are recognized upon daily occupancy. Other hotel revenues are recognized as earned upon facility use or food and beverage consumption.

        Interest income included in our discontinued operations is comprised of interest earned on loans and our short-term investments and the accretion of net loan origination fees and discounts. Interest income on loans is accrued as earned with the accrual of interest suspended when the related loan becomes a Non-Accrual Loan.

        Premiums and Discounts on Debt—Premiums and discounts on debt are accreted or amortized on the effective interest method or on a straight-line basis over the respective term of the loan to interest expense, which approximates the effective interest method.

        Stock-Based Compensation Plans—We have options outstanding and issue restricted shares under stock-based compensation plans described more fully in Note 9. We use fair value recognition provisions to account for all awards granted, modified or settled.

        Earnings per Share ("EPS")—EPS is computed by dividing net income by the weighted-average number of shares outstanding. Diluted EPS includes the dilutive effect, if any, of stock-based compensation awards.

        Distributions to Stockholders—Distributions to stockholders are recorded on the ex-dividend date.

        Discontinued Operations—We classify assets as held for sale when they meet the necessary criteria, which include: a) management commits to and actively embarks upon a plan to sell the assets, b) the assets to be sold are available for immediate sale in their present condition, c) the sale is expected to be completed within one year under terms usual and customary for such sales and d) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We believe that we meet these criteria when the plan for sale has been approved by the Board of Directors, there are no known significant contingencies related to the sale and management believes it is probable that the sale will be completed within one year.

        Assets held for sale are recorded at the lower of cost or estimated fair value less cost to sell. Revenues and expenses of assets that are held for sale are presented as discontinued operations for all periods presented in the consolidated statements of operations and comprehensive income.

        Income Taxes—We have elected to be taxed as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). To the extent we qualify for taxation as a REIT, we generally will not be subject to a federal corporate income tax on our taxable income that is distributed to our stockholders. We may, however, be subject to certain federal excise taxes and state and local taxes on our income and property. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and will not be able to qualify as a REIT for four subsequent taxable years. In order to remain qualified as a REIT under the Code, we must satisfy various requirements in each taxable year, including, among others, limitations on share ownership, asset diversification, sources of income, and the distribution of at least 90% of our taxable income within the specified time in accordance with the Code.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        We have wholly-owned taxable REIT subsidiaries ("TRS's") which are subject to federal income taxes. The income generated from the taxable REIT subsidiaries is taxed at normal corporate rates. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

        We have established a policy on classification of penalties and interest related to audits of our federal and state income tax returns. If incurred, our policy for recording interest and penalties associated with audits will be to record such items as a component of general and administrative expense or discontinued operations. Penalties, if incurred, will be recorded in general and administrative expense or discontinued operations and interest paid or received will be recorded in interest expense or interest income, respectively, or discontinued operations in the consolidated statements of operations and comprehensive income.

        ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are "more likely than not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current period. We have reviewed all open tax years and concluded that the application of ASC 740 resulted in no material effect to our consolidated financial position or results of operations.

        Consolidation Considerations for Our Investments in Real Estate—ASC 810-10, Consolidation, addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights that would require the entity to be consolidated. We analyze our investments in real estate in accordance with this accounting standard to determine whether they are variable interest entities, and if so, whether we are the primary beneficiary. Our judgment with respect to our level of influence or control over an entity and whether we are the primary beneficiary of a variable interest entity involves consideration of various factors, including the form of our ownership interest, our voting interest, the size of our investment (including loans), and our ability to participate in major policy-making decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our consolidated financial statements.

        Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Concentration of Credit Risk—Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents. We have our cash and cash equivalents on deposit with high-quality financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Management routinely assesses the financial strength of its tenants and, as a consequence, believes that its accounts receivable credit risk exposure is limited.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Our properties are located throughout the United States. The majority of our revenues are earned from properties located in the Washington, D.C. metro area and California. We are subject to risks incidental to the ownership and operation of commercial real estate. These include, among others, the risks normally associated with changes in the general economic climate in the communities in which we operate, trends in the real estate industry, change in tax laws, interest rate levels, availability of financing, and the potential liability under environmental and other laws.

        Fair Value Measurements—The fair value of our financial assets and liabilities are disclosed in Note 12.

        We determine the estimated fair value of financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The hierarchy for inputs used in measuring fair value is as follows:

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

        We disclose the fair value of our debt. We determine the fair value of mortgage notes payable and junior subordinated notes by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market discount rate for our mortgage notes payable by obtaining period-end treasury rates for maturities that correspond to the maturities of our debt and then adding an appropriate credit spread. These credit spreads take into account factors such as our credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt. The carrying value of our secured borrowings—government guaranteed loans approximates fair value as they are based on current market interest rates.

        We disclose the fair value of our loans receivable. We determine the fair value of loans receivable subject to credit risk by performing a present value analysis for the anticipated future cash flows taking into consideration the lack of credit risk using an anticipated prepayment rate.

        The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, unsecured credit facilities, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at December 31, 2014 and 2013.

        Segment Information—Segment information is prepared on the same basis that our management reviews information for operational decision-making purposes. We operate in four business segments: (i) the acquisition, redevelopment, ownership, and management of office real estate; (ii) multifamily real estate; (iii) hotels; and (iv) lending operations, which was added in connection with the Merger and is classified as held for sale at December 31, 2014. The products for our office segment primarily

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

include rental of office space and other tenant services, including tenant reimbursements, parking, and storage space rental. The products for our multifamily segment include rental of apartments and other tenant services. The products of our hotel segment include revenues generated from the operations of hotel properties, rental income generated from a garage located directly across the street from one of the hotels, and an investment in a note receivable secured by a hotel property, for the period from January 1, 2013 to October 8, 2013, and for the year ended December 31, 2012. The income from our lending segment, which includes income from the yield and other related fee income earned on our loans receivable, included in discontinued operations.

        Recently Issued Accounting Pronouncements—In April 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued-operations criteria. The revised guidance is effective prospectively to all disposals (or classifications as held for sale) that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014, with early adoption permitted. Entities are prohibited from applying the new ASU to any component, equity method investment, or acquired business that is classified as held for sale before the adoption date. We early adopted this guidance during the second quarter of 2014, and the adoption did not have a material impact on our consolidated financial statements.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

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

        We acquired an office property in 2005 for approximately $120,800,000, paying approximately $41,000,000 in cash and assuming two mortgage loans totaling $79,800,000. The $41,000,000 cash portion of the purchase price was paid by making (a) an approximately $1,000,000 equity investment in the existing property owner and (b) a loan to the existing property owner of approximately $40,000,000, which was converted to equity in 2012. We currently directly own 100% of the property. Prior to the conversion to equity in December 2012, the office property was included in our consolidated financial statements as a variable interest entity.

        In October 2013, we foreclosed on the LAX Holiday Inn, a select service hotel, and acquired a 100% fee-simple interest. A subsidiary of CIM Commercial was the first-mortgage lender of the note secured by the hotel. Built in 1973, this hotel has 405 rooms and is located in the LAX submarket of Los Angeles, California.

        Acquisitions, funded with proceeds from drawdowns on our unsecured credit facilities during 2014 consisted of the following:

Property	Asset Type	Date of Acquisition	Number of Buildings	Rentable Square Feet	Purchase Price
					(in thousands)
4750 Wilshire Boulevard, Los Angeles, CA(1)	Office	April 18, 2014	1	143,361	$44,936
Lindblade Media Center Los Angeles, CA(2)	Office	October 21, 2014	3	32,428	$18,500

(1)
100% fee-simple interest in an office building built in 1984 and renovated in 2014, located in the Mid-Wilshire submarket of Los Angeles, California.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

4. ACQUISITIONS (Continued)

(2)
100% fee-simple interest in a portfolio of creative office buildings located in the West Los Angeles submarket of Los Angeles, California. Two of the buildings were built in 1930 and the third was built in 1957. The buildings were renovated in 2010.

        The income and expenses related to the first-mortgage on the LAX Holiday Inn acquired by CIM Commercial through foreclosure in October 2013 are included in the consolidated statements of operations and comprehensive income up until the date we took possession of the hotel. The results of the operations of the properties acquired have been included in the consolidated statements of operations and comprehensive income from the date of acquisition. There were no assets acquired or liabilities assumed during the year ended December 31, 2012. The fair value of the assets acquired and liabilities assumed for the above-noted acquisitions during the year ended December 31, 2014, and 2013, respectively, are as follows:

	Year Ended December 31,
	2014 Acquisitions(1)	2013 Acquisition(1)
	(in thousands)
Land	$22,975	$15,662
Land improvements	535	436
Buildings and improvements	38,821	20,256
Tenant improvements	1,197	—
Furniture, fixtures, and equipment	—	2,481
Advance bookings	—	251
Working capital	—	1,014
Acquired in-place leases(2)	2,396	—
Acquired below-market leases(3)	(2,488)	—
Note receivable	—	(40,100)

Net assets acquired	$63,436	$—

(1)
The purchase price of the two acquisitions and the LAX Holiday Inn foreclosure completed during the years ended December 31, 2014 and 2013, respectively, were individually less than 5% and in aggregate less than 10% of our total assets as of December 31, 2014 and 2013, respectively.

(2)
In-place leases have a weighted average amortization period of 5.1 years.

(3)
Below-market leases have a weighted average amortization period of 5.0 years.

        Acquisition related expenses of $491,000 associated with the acquisitions of real estate in 2014 were expensed as incurred during the year ended December 31, 2014. Foreclosure related expenses of $1,393,000 related to the LAX Holiday Inn foreclosure were expensed as incurred during the year ended December 31, 2013. Acquisition related costs of $632,000 associated with the conversion of the office property were expensed as incurred during the year ended December 31, 2012.

        Abandoned project costs of $132,000 were expensed as incurred during the year ended December 31, 2014.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

5. INVESTMENTS IN REAL ESTATE

        Investments in real estate consist of the following:

	December 31,
	2014	2013
	(in thousands)
Land	$354,035	$331,060
Land improvements	28,071	27,536
Buildings and improvements	1,501,603	1,454,854
Furniture, fixtures, and equipment	10,875	12,131
Tenant improvements	131,446	118,280
Work in progress	10,764	9,987

Investments in real estate	2,036,794	1,953,848
Accumulated depreciation	(320,857)	(271,683)

Net investments in real estate	$1,715,937	$1,682,165

        For the years ended December 31, 2014, 2013, and 2012 we recorded depreciation expense of $58,635,000, $58,013,000, and $59,149,000, respectively.

6. OTHER INTANGIBLE ASSETS

        A schedule of our intangible assets and liabilities and related accumulated amortization and accretion as of December 31, 2014 and 2013, is as follows:

	Assets					Liabilities
December 31, 2014	Acquired Above- Market Leases	Acquired In-Place Leases	Tax Abatement	Franchise Affiliation Fee	Acquired Below- Market Ground Lease	Acquired Below- Market Leases
	(in thousands)
Gross balance	$2,402	$22,680	$4,273	$3,936	$11,685	$(20,333)
Accumulated amortization	(2,039)	(16,470)	(1,771)	(2,981)	(1,282)	11,676

	$363	$6,210	$2,502	$955	$10,403	$(8,657)

Average useful life (in years)	7	8	8	10	84	8

	Assets						Liabilities
December 31, 2013	Acquired Above- Market Leases	Acquired In-Place Leases	Tax Abatement	Advance Bookings	Franchise Affiliation Fee	Acquired Below- Market Ground Lease	Acquired Below- Market Leases
	(in thousands)
Gross balance	$4,145	$22,593	$4,273	$251	$3,936	$11,685	$(20,487)
Accumulated amortization	(3,180)	(16,411)	(1,220)	(61)	(2,587)	(1,142)	11,687

	$965	$6,182	$3,053	$190	$1,349	$10,543	$(8,800)

Average useful life (in years)	7	7	8	1	10	84	8

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

6. OTHER INTANGIBLE ASSETS (Continued)

        The amortization of the above-market leases which decreased rental and other property income was $602,000, $888,000 and $1,003,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The amortization of the below-market leases included in rental and other property income was $2,631,000, $3,058,000 and $3,814,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The amortization of in-place leases included in depreciation and amortization expense was $2,368,000, $3,368,000 and $5,388,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Included in depreciation and amortization expense is franchise affiliation fee amortization of $394,000 for each of the years ended December 31, 2014, 2013 and 2012, respectively. The amortization of advance bookings included in depreciation and amortization expense was $190,000, $61,000 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively. Tax abatement amortization of $551,000 for each of the years ended December 31, 2014, 2013 and 2012, respectively, and the amortization of below-market ground lease obligation of $140,000 for each of the years ended December 31, 2014, 2013 and 2012, respectively, are included in rental and other property operating expenses.

        A schedule of future amortization and accretion of acquisition related intangible assets and liabilities as of December 31, 2014, is as follows:

	Assets					Liabilities
Years Ending December 31,	Acquired Above- Market Leases	Acquired In-Place Leases	Tax Abatement	Franchise Affiliation Fee	Acquired Below- Market Ground Lease	Acquired Below- Market Leases
	(in thousands)
2015	$241	$1,841	$551	$394	$140	$(2,569)
2016	88	1,346	551	394	140	(2,502)
2017	26	915	551	167	140	(2,399)
2018	8	666	551	—	140	(963)
2019	—	488	298	—	140	(224)
Thereafter	—	954	—	—	9,703	—

	$363	$6,210	$2,502	$955	$10,403	$(8,657)

7. DISCONTINUED OPERATIONS

        We have reflected the lending segment, which was acquired in March 2014 as disclosed in Note 2, as held for sale at December 31, 2014, based on a plan approved by the Board to sell the lending business that, when completed, will result in the deconsolidation of the lending segment. In connection with our plan, we have expensed transaction costs of $473,000 as incurred during the year ended December 31, 2014.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

7. DISCONTINUED OPERATIONS (Continued)

        The following is a reconciliation of the carrying amounts of assets and liabilities that are classified as held for sale on the consolidated balance sheet as of December 31, 2014:

December 31, 2014
(in thousands)
Assets held for sale
Loans receivable—net	$189,052
Cash and cash equivalents	9,937
Restricted cash	916
Accounts receivable and interest receivable—net	738
Other intangible assets	2,957
Other assets	5,199

Total assets held for sale	$208,799

Liabilities associated with assets held for sale
Debt	$41,901
Accounts payable and accrued expenses	2,709
Other liabilities	5,181

Total liabilities associated with assets held for sale	$49,791

        Loans receivable—net consist of the following:

December 31, 2014
(in thousands)
Commercial mortgage loans	$108,864
SBA 7(a) loans, subject to secured borrowings	41,328
SBA 7(a) loans	38,707

Loans receivable	188,899
Deferred capitalized costs—net	292
Loan loss reserves	(139)

Net loans receivable	$189,052

        Commercial mortgage loans—Represents loans to small businesses collateralized by first liens on the real estate of the related business.

        SBA 7(a) loans, subject to secured borrowings—Represents the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans. There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.

        SBA 7(a) loans—Represents the non-government guaranteed retained portion of loans originated under the SBA 7(a) Program and the government guaranteed portion of loans that have not yet been fully funded or sold.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

7. DISCONTINUED OPERATIONS (Continued)

        Debt consists of the following:

December 31, 2014
(in thousands)
Secured borrowing principal on loans sold for a premium and excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 3.92%	$33,654
Secured borrowing principal on loans sold for excess spread, variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 1.58%	5,085

38,739
Premiums on loans sold for a premium and excess spread	3,162

Total Secured borrowings—government guaranteed loans	$41,901

        Secured borrowings—government guaranteed loans—Represents sold SBA 7(a) Program loans which are treated as secured borrowings since the loan sales did not meet the derecognition criteria provided for in ASC 860-30, Transfers and Servicing. To the extent secured borrowings include cash premiums, these premiums are included in secured borrowings and amortized as a reduction to interest expense over the life of the loan using the effective interest method and fully amortized when the loan is repaid in full.

        Future principal payments on our debt (face value) at December 31, 2014 are as follows:

Years Ending December 31,	Secured Borrowings Principal(1)
(in thousands)
2015	$1,226
2016	1,269
2017	1,311
2018	1,358
2019	1,407
Thereafter	32,168

$38,739

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

7. DISCONTINUED OPERATIONS (Continued)

        The following is a reconciliation of the revenue and expenses classified as discontinued operations on the consolidated statement of operations and comprehensive income for the period ended December 31, 2014:

Period Ended December 31, 2014(1)
(in thousands)
Revenue—Interest and other income	$18,910

Expenses:
Interest expense	1,177
General and administrative	4,472
Provision for income taxes	623

Total Expenses	6,272

Income from operations of assets held for sale	$12,638

(1)
For the period from the Acquisition Date, through December 31, 2014.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

8. DEBT

        Information on our debt is as follows:

	December 31,
	2014	2013
	(in thousands)
Mortgage loan with a fixed interest rate of 7.66% per annum, with monthly payments of principal and interest. The loan has a 20-year amortization schedule with a $25,324,000 balance due on December 1, 2015. The loan is nonrecourse.	$26,783	$28,262
Mortgage loan with a fixed interest rate of 4.50% per annum, with monthly payments of interest only for 10 years, and payments of interest and principal starting in February 2022. The loan has a $42,008,000 balance due on January 5, 2027. The loan is nonrecourse.	46,000	46,000
Mortgage loan with a fixed interest rate of 5.56% per annum, with monthly payments of principal and interest. The loan has a 10-year amortization schedule with a $12,288,000 balance due on July 1, 2015. The loan is nonrecourse.	12,442	12,737
Mortgage loan with a fixed interest rate of 6.65% per annum, with monthly payments of principal and interest. The loan has a 25-year amortization schedule with a $21,136,000 balance due on July 15, 2018. The loan is nonrecourse.	32,070	34,755
Mortgage loan with a fixed interest rate of 5.06% per annum, with monthly payments of principal and interest, and a balance of $33,068,000 due on September 1, 2015. The loan is nonrecourse.	33,734	34,583
Mortgage loans with a fixed interest rate of 5.39% per annum, with monthly payments of principal and interest, and a balance of $35,695,000 due on March 1, 2021. The loans are nonrecourse.	40,526	41,170
Mortgage loan with a fixed interest rate of 5.18% per annum, with monthly payments of principal and interest, and a balance of $26,232,000 due on June 5, 2021. The loan is nonrecourse.	30,292	30,812

	221,847	228,319
Premiums and discounts on assumed mortgages	1,961	2,786

Total Mortgages Payable	223,808	231,105

Junior subordinated notes with a variable interest rate which resets quarterly based on the 90-day LIBOR plus 3.25%, with quarterly interest only payments. Balance due at maturity on March 30, 2035.	27,070	—
Unsecured credit facilities	360,000	164,000

	387,070	164,000
Discount on junior subordinated notes	(2,164)	—

Total Other	384,906	164,000

Total Debt	$608,714	$395,105

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

8. DEBT (Continued)

        The mortgages payable are secured by deeds of trust on certain of the properties and assignments of rents.

        The junior subordinated notes may be redeemed at par at our option.

        In February 2012, CIM Urban entered into an unsecured revolving line of credit with a bank syndicate, which allowed for maximum borrowings of $100,000,000. Borrowings under the line of credit were limited by certain borrowing base calculations. Outstanding advances under the line of credit bore interest at (i) the base rate, as defined, plus 0.75% to 1.50% or (ii) LIBOR plus 1.75% to 2.50%, depending on the maximum consolidated leverage ratio, as defined, until August 2013. In August 2013, the unsecured revolving line was amended, and outstanding advances under the line bore interest at (i) the base rate, as defined, plus 0.25% to 0.85% or (ii) LIBOR plus 1.25% to 1.85%, depending on the maximum consolidated leverage ratio, as defined. The line of credit was also subject to an unused commitment fee of 0.25% or 0.35% depending on the amount of aggregate unused commitments. As of December 31, 2013, $100,000,000 was outstanding under the line of credit. This line of credit was terminated and repaid in full in September 2014.

        In August 2013, CIM Urban entered into another unsecured revolving line of credit with a bank syndicate. The line of credit provided an additional $125,000,000 of borrowing capacity that was increased to $150,000,000. CIM Urban amended the line of credit in April 2014 to further increase the maximum aggregate borrowing capacity under the revolving credit facility to $200,000,000. Borrowings under the revolving line were limited by certain borrowing base calculations. Outstanding advances under the line bore interest at (i) the base rate, as defined, plus 0.25% to 0.85% or (ii) LIBOR plus 1.25% to 1.85%, depending on the maximum consolidated leverage ratio, as defined. The line of credit was also subject to an unused commitment fee of 0.25% or 0.35% depending on the amount of aggregate unused commitments. As of December 31, 2013, $64,000,000 was outstanding under the line of credit. This line of credit was terminated and repaid in full in September 2014.

        In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. The credit facility can be increased to $1,150,000,000, under certain conditions. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at (i) the base rate, plus 0.20% to 1.00% or (ii) LIBOR plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bear interest at (i) the base rate, plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The delayed draw term loan is also subject to an unused line fee of 0.25%. The credit facility matures in September 2016 and provides for two one-year extension options under certain conditions. As of December 31, 2014, $360,000,000 was outstanding under the credit facility and $490,000,000 was available for future borrowings. Proceeds from the unsecured credit facility were used for acquisitions, general corporate purposes and to repay $323,000,000 outstanding under our unsecured credit facilities. At December 31, 2014, the interest rate on our unsecured credit facility ranged from 1.31% to 1.37%.

        At December 31, 2014 and 2013, CIM Commercial and CIM Urban, respectively, were in compliance with all of their respective financial covenants.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

8. DEBT (Continued)

        At December 31, 2014 and 2013, accrued interest and unused commitment fees payable of $967,000 and $1,017,000, respectively, are included in accounts payable and accrued expenses.

        Future principal payments on our debt (face value) at December 31, 2014 are as follows:

Years Ending December 31,	Mortgages Payable	Other(1)	Total
	(in thousands)
2015	$77,055	$—	$77,055
2016	4,354	360,000	364,354
2017	4,642	—	4,642
2018	24,300	—	24,300
2019	1,519	—	1,519
Thereafter	109,977	27,070	137,047

	$221,847	$387,070	$608,917

(1)
Represents the junior subordinated notes, and unsecured credit facility.

9. STOCK-BASED COMPENSATION PLANS

        On April 28, 2014, our stockholders approved the First Amendment to the PMC Commercial Trust 2005 Equity Incentive Plan (the "Plan Amendment") to increase the aggregate number of shares of Common Stock thereunder from 100,000 to 300,000 shares and increase the annual limitation on restricted Common Stock grants to all independent directors in the aggregate to 100,000 restricted shares of Common Stock and to each executive officer to no more than 4,000 restricted shares of Common Stock during any fiscal year. The plan terminates in June 2015. At December 31, 2014, we had options outstanding under stock-based compensation plans. The options were repriced as of the Acquisition Date.

        Options—Option awards are granted with an exercise price equal to the market price of Common Stock at the date of grant and vest immediately upon grant with five-year contractual terms. A summary of the status of our stock options as of December 31, 2014 and the changes during the year ended are as follows:

	2014
	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding, March 11 (Acquistion Date)	19,700	$13.96
Granted	11,850	$23.16
Excercised	(14,500)	$13.83

Outstanding and exercisable, December 31	17,050	$20.46

Weighted-average fair value per share of stock options granted during the year	$0.66

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

9. STOCK-BASED COMPENSATION PLANS (Continued)

        The market price of our Common Stock at December 31, 2014 is greater than certain of our stock option exercise prices (3,100 shares). The intrinsic value of these stock options outstanding and exercisable at December 31, 2014 was approximately $6,200.

        The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Assumptions
Expected term (years)	3.0
Risk-free interest rate	0.94%
Expected dividend yield	3.78%
Expected volatility	9.37%
Expected forfeiture rate	1.00%

        The expected term of the options granted represents the period of time that the options are expected to be outstanding and was based on historical data. The risk-free rate was based on the three-year U.S. Treasury rate corresponding to the expected term of the options. We used historical information to determine our expected volatility and forfeiture rate. We recorded compensation expense of $8,000 during the year ended December 31, 2014, respectively, related to this option grant.

        The following table summarizes information about stock options outstanding at December 31, 2014:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life (in years)	Weighted Average Exercise Price
$11.50	1,400	2.44	$11.50
$14.25 to $16.25	3,800	1.00	$15.36
$23.16	11,850	4.45	$23.16

$11.50 to $23.16	17,050	3.51	$20.46

        Effective January 31, 2015, all 17,050 outstanding options were forfeited in accordance with the plan.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

9. STOCK-BASED COMPENSATION PLANS (Continued)

        Restricted Shares—A summary of our restricted shares as of December 31, 2014 and the changes during the year ended is as follows:

	2014
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, March 11 (Acquisition Date)	—
Granted	8,000	$21.42
Vested	(666)	$22.54

Balance, December 31	7,334	$21.32

        On March 11, 2014, we granted Common Stock awards of 2,000 restricted shares of Common Stock to each of the independent members of the Board of Directors (6,000 in aggregate) which awards were effective upon the receipt of stockholder approval of the Plan Amendment. The shares of Common Stock vest based on a year of continuous service. Compensation expense related to these restricted shares of Common Stock is being recognized over the vesting period. We recorded compensation expense of $95,000 for the year ended December 31, 2014 related to these restricted shares of Common Stock.

        We issued an aggregate of 2,000 restricted shares of Common Stock to two of our executive officers on May 6, 2014. The restricted shares of Common Stock vest based on two years of continuous service with one-third of the shares of Common Stock vesting immediately upon issuance and one-third vesting at the end of each of the next two years. Compensation expense related to these restricted shares of Common Stock is being recognized over the vesting period. We recognized compensation expense of $29,000 for the year ended December 31, 2014 related to these restricted shares of Common Stock.

        As of December 31, 2014, there was $48,000 of total unrecognized compensation expense related to shares of Common Stock which will be recognized over the next twelve months. The estimated fair value of restricted shares vested during 2014 was $15,000.

10. EARNINGS PER SHARE ("EPS")

        The computations of basic EPS are based on our weighted average shares outstanding. The basic weighted average common shares outstanding was 97,173,000 for the year ended December 31, 2014. For the year ended December 31, 2014, the diluted weighted average common shares outstanding were increased by 3,000 shares to reflect the dilutive effect of stock options. Not included in the computation of diluted EPS were outstanding options to purchase 11,850 shares of Common Stock for the year ended December 31, 2014, because the options' exercise prices were greater than the average market price of the shares.

        For purposes of calculating basic EPS for the years ended December 31, 2013 and 2012, approximately 65,000,000 shares of preferred stock issued in connection with the Merger were assumed to have been converted into 91,040,000 shares of Common Stock. As of the Acquisition Date, a subsidiary of CIM REIT had agreed to vote its 97.8% post-Merger ownership of CIM Commercial in

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

10. EARNINGS PER SHARE ("EPS") (Continued)

favor of an increase in the number of authorized CIM Commercial shares of Common Stock to one billion (200,000,000 after giving effect to the reverse stock split), thereby satisfying the condition for the automatic conversion of these shares. The actual conversion of the shares of preferred stock to shares of Common Stock occurred on April 29, 2014.

11. DIVIDENDS DECLARED

        During the year ended December 31, 2014, CIM Urban paid a distribution of $16,100,000 prior to the Acquisition Date ($0.1685 per share of Common Stock, as converted).

        On March 24, 2014, we declared a common share dividend of $0.05 per share of Common Stock and a preferred dividend of $0.0403 per share of preferred stock ($0.0285 per share of Common Stock, as converted) which were paid on March 28, 2014.

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

        On December 9, 2014, we declared a common share dividend of $0.21875 per share of Common Stock which was paid on December 29, 2014.

        On March 6, 2015, we declared a common share dividend of $0.21875 per share of Common Stock, to be paid on March 27, 2015 to stockholders of record on March 20, 2015.

        In addition, dividends of $59,286,000 ($27.975 per share of Common Stock) were paid to the PMC Commercial stockholders in connection with the Merger, which includes the $27.50 per share of Common Stock special dividend plus the $0.475 pro rata portion of PMC Commercial's regular quarterly cash dividend.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on our consolidated balance sheets were as follows:

	December 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
	(in thousands)
Assets held for sale:
Loans receivable subject to credit risk	$147,648	$154,252	$—	$—	3
SBA 7(a) loans receivable, subject to secured borrowings	41,404	41,901	—	—	3
Liabilities:
Secured borrowings—government guaranteed loans, included in liabilities associated with assets held for sale	41,901	41,901	—	—	3
Junior subordinated notes	24,906	24,877	—	—	3
Mortgages payable	223,808	231,806	231,105	231,250	3
Unsecured credit facilities	360,000	360,000	164,000	164,000	3

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

        In general, estimates of fair value may differ from the carrying amounts of the financial assets and liabilities primarily as a result of the effects of discounting future cash flows. Considerable judgment is required to interpret market data and develop estimates of fair value. Accordingly, the estimates presented are made at a point in time and may not be indicative of the amounts we could realize in a current market exchange.

        Loans receivable subject to credit risk—Represents the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as a liability associated with assets held for sale on our consolidated balance sheet. There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal. In order to determine the estimated fair value of these loans, we use a present value technique for the anticipated future cash flows taking into consideration the lack of credit risk using a prepayment rate of 15%.

        SBA 7(a) loans receivable, subject to secured borrowings—Represents the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

borrowings—government guaranteed loans (a liability associated with assets held for sale on our consolidated balance sheet (Note 7)). There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions including a discount rate based on current market interest rates taking into account the lack of credit risk and prepayment tendencies.

        Secured borrowings—government guaranteed loans—The fair value of secured borrowings—government guaranteed loans approximates current market interest rates. Includes the unamortized deferred cash premiums collected on the sale of the government guaranteed portions of the related loans which are included in liabilities associated with assets held for sale.

        Junior subordinated notes—The fair value of the junior subordinated notes is estimated based on current interest rates available for debt instruments with similar terms. Discounted cash flow analysis is generally used to estimate the fair value of our junior subordinated notes. The rate used was 3.83% at December 31, 2014.

        Unsecured credit facilities—The carrying amount is a reasonable estimation of fair value as the interest rates on the unsecured credit facilities are variable and are at current market interest rates.

        Mortgage notes payable—The fair values of mortgage notes are estimated based on current interest rates available for debt instruments with similar terms. The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 3.92% to 4.12% and 4.85% to 5.00% at December 31, 2014 and 2013, respectively.

13. RELATED-PARTY TRANSACTIONS

        CIM Urban REIT Management, LP (the "Advisor"), an affiliate of CIM REIT, provides asset management services to CIM Urban. For these services, CIM Urban pays asset management fees to the Advisor on a quarterly basis in arrears. The fee is calculated as a percentage of the daily average gross fair value of our investments, as defined, as follows:

Daily Average Gross Fair Value of CIM Urban's Investments
		Quarterly Fee Percentage
From Greater of	To and Including
(in thousands)
$—	$500,000	0.2500%
500,000	1,000,000	0.2375%
1,000,000	1,500,000	0.2250%
1,500,000	4,000,000	0.2125%
4,000,000	20,000,000	0.1000%

        The Advisor earned asset management fees of $23,223,000, $21,767,000 and $20,924,000 for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, asset management fees of $5,867,000 and $5,426,000, respectively, were due to the Advisor.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

13. RELATED-PARTY TRANSACTIONS (Continued)

        CIM Management, Inc. and certain of its affiliates (collectively, the "CIM Management Entities"), all affiliates of CIM REIT, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $5,284,000, $4,828,000 and $4,171,000 for the years ended December 31, 2014, 2013 and 2012, respectively. CIM Urban also reimbursed the CIM Management Entities $7,369,000, $5,082,000 and $2,726,000 during the years ended December 31, 2014, 2013 and 2012, respectively, for the cost of on-site personnel incurred on behalf of CIM Urban, which is included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $1,904,000, $537,000 and $744,000 for the years ended December 31, 2014, 2013, and 2012, respectively, which were capitalized to deferred charges. In addition, the CIM Management Entities earned development management fees of $566,000, $834,000 and $973,000 for the years ended December 31, 2014, 2013 and 2012, respectively, which were capitalized to investments in real estate.

        At December 31, 2014 and 2013, fees payable and expense reimbursements due to the CIM Management Entities of $2,518,000 and $1,445,000, respectively, are included in due to related parties. Also included in due to related parties as of December 31, 2014 and 2013, was $76,000 and $(64,000), respectively, due to (from) the CIM Management Entities and related parties.

        On the Acquisition Date, pursuant to the terms of the Merger Agreement, CIM Commercial and its subsidiaries entered into the Master Services Agreement (the "Master Services Agreement") with CIM Service Provider, LLC (the "Manager") pursuant to which the Manager provides or arranges for other service providers to provide management and administration services to CIM Commercial and its subsidiaries following the Merger. Pursuant to the Master Services Agreement, CIM Commercial pays a base service fee (the "Base Service Fee") to the Manager equal to $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. The Base Service Fee began to accrue on the Acquisition Date and was pro-rated based on the number of days during the first quarter in which the Master Services Agreement was in effect. For the year ended December 31, 2014, the Manager earned a Base Service Fee of $806,000. In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. During the year ended December 31, 2014, such services performed by the Manager included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources and corporate communications. The Manager's compensation is based on the salaries and benefits of the employees of the Manager and/or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). For the year ended December 31, 2014, we expensed $1,193,000 for such services. At December 31, 2014, $725,000 was due to the Manager.

        As of January 1, 2015, all of our employees moved to CIM SBA Staffing, LLC, an affiliate of CIM Group ("CIM SBA"), except for two of our executives, who became jointly employed by us and CIM SBA and their employment agreements with us continue in full force and effect. In connection with this, on January 1, 2015, we entered into a Staffing and Reimbursement Agreement with CIM SBA and our subsidiary, PMC Commercial Lending, LLC, which provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing such personnel and resources.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

14. COMMITMENTS AND CONTINGENCIES

        Loan Commitments—Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund loans were $22,910,000 at December 31, 2014, the majority of which were for prime-based loans to be originated by our SBA 7(a) subsidiary, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

        General—In connection with the ownership and operation of real estate properties, we have certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. The Company had a total of $19,721,000 in future obligations under leases to fund tenant improvements and other future construction obligations at December 31, 2014.

        Employment Agreements—We have employment agreements with two of our executive officers. Under certain circumstances, as defined within the agreements, the agreements provide for (1) severance compensation or change in control payments to the executive officer in an amount equal to 2.99 times the average of the last three years annual compensation paid to the executive officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual salary paid to the executive officer. In addition, to the extent the executive is employed by us on January 1, 2016 and such executive is not entitled to any disability, death or severance payments, the executive would receive restricted share awards as a retention bonus which would vest immediately upon grant. In aggregate, the executive officers would receive 105,000 share awards. We recorded compensation expense of $947,000 during the year ended December 31, 2014 related to these share awards. At December 31, 2014, there was $1,263,000 of total unrecognized compensation expense relating to these awards that will be recognized during 2015.

        Litigation—REIT Redux, L.P. et al v. PMC Commercial Trust, et al. On October 9, 2013, a putative class action and derivative lawsuit was filed in the Dallas County Court at Law No. 5 in Dallas County, Texas against and purportedly on behalf of the PMC Commercial Trust shareholders. The plaintiffs alleged, among other things, that the PMC Commercial Trust board breached its fiduciary duties by approving and recommending the merger to the shareholders, failing to maximize value for the shareholders, engaging in bad faith and self-dealing by preferring transactions that further enriched the trust managers at the expense of the shareholders and conspiring to deprive the shareholders of their voting power and prerogatives. The complaint alleged that CIM REIT aided, abetted and induced those breaches of fiduciary duty.

        PMC Commercial Trust and CIM REIT entered into various agreements with the plaintiffs to settle their claims, which agreements were effective as of January 28, 2014 and were approved by the court on April 4, 2014 (the "Settlement Agreement"). Under the terms of the Settlement Agreement, the Manager entered into a trading plan (the "Trading Plan") designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934 to provide for the purchase of up to 550,000 shares of CIM Commercial Common Stock at prices up to $25.00 per share. The Trading Plan commenced on March 12, 2014 and expired on August 10, 2014. Pursuant to the Trading Plan, the Manager acquired approximately 254,000 shares of Common Stock. Additionally, CIM Commercial agreed to be responsible for providing and administering notice of the class action settlement to the members of the

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

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

        At December 31, 2014, we recorded a liability of $4,475,000 at one of our multifamily investments. Prior to our acquisition of the property, the former owners of the property enrolled the property in a property tax abatement program under Section 421-a of the New York Real Property Tax Law. At the time we acquired the property, the property was being used for corporate housing. This use continued from the time of acquisition and terminated in March 2015. The New York State Attorney General's office recently determined that the use of the property for corporate housing was inconsistent with the tax abatement program. In cooperation with the New York State Attorney General, we agreed to refund the tax abatements received during the period we owned the property while it was being used for corporate housing. This agreement does not affect the ability of the property to receive tax abatements in the future.

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

        Rent Expense—The ground lease for a property provides for current annual rent of $437,000, payable quarterly, with increases on June 1, 2015, and every five years thereafter based on the greater of 15% or 50% of the increase in the Consumer Price Index during a five-year adjustment period. In addition, commencing on June 1, 2040 and June 1, 2065, the rent payable during the balance of the lease term shall be increased by an amount equal to 10% of the rent payable during the immediately

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

preceding lease year. The lease term is through May 31, 2089. If the landlord decides to sell the leased property, we have the right of first refusal.

        Rent expense under this lease, which includes straight line rent and amortization of acquired below-market ground lease, was $1,752,000 for the years ended December 31, 2014, 2013 and 2012, respectively. We record rent expense on a straight line basis. Straight line rent liability of $11,038,000 and $9,863,000 is included in other liabilities in the accompanying consolidated balance sheets as of December 31, 2014 and 2013, respectively.

        We lease office space in Dallas, Texas under a lease which expires in May 2018. We recorded rent expense of $175,000, included in discontinued operations, for the year ended December 31, 2014.

        Scheduled future noncancelable minimum lease payments at December 31, 2014 are as follows:

Years Ending December 31,	(in thousands)
2015	$616
2016	743
2017	749
2018	607
2019	503
Thereafter	128,528

$131,746

15. FUTURE MINIMUM LEASE RENTALS

        Future minimum rental revenues under long-term operating leases at December 31, 2014, excluding tenant reimbursements of certain costs, are summarized as follows:

Years Ending December 31,	Governmental Tenants	Other Tenants	Total
	(in thousands)
2015	$57,327	$102,762	$160,089
2016	46,292	90,663	136,955
2017	41,094	84,112	125,206
2018	39,091	64,589	103,680
2019	37,760	53,395	91,155
Thereafter	117,361	180,052	297,413

	$338,925	$575,573	$914,498

16. CONCENTRATIONS

        Tenant Revenue Concentrations—Rental revenues from the U.S. General Services Administration and other government agencies (collectively, "Governmental Tenants"), which primarily occupy properties located in Washington, D.C., accounted for approximately 24.7%, 27.5% and 28.4% of our rental and other property income for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, $7,168,000 and $5,596,000, respectively, was due from Governmental Tenants (see Note 15).

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

16. CONCENTRATIONS (Continued)

        Geographical Concentrations of Investments in Real Estate—As of December 31, 2014, 2013 and 2012 we owned 21, 19 and 19 office properties, respectively, five multifamily properties, and three hotel properties (inclusive of one note receivable at December 31, 2012), located in four states and Washington, D.C.

        Our revenues concentrations from properties for the years ended December 31, 2014, 2013 and 2012, is as follows:

	Year Ended December 31,
	2014	2013	2012
California	60.4%	57.1%	58.0%
Washington, D.C.	24.7	26.5	25.8
Texas	7.7	8.1	7.6
North Carolina	5.1	6.1	6.5
New York	2.1	2.2	2.1

	100.0%	100.0%	100.0%

        Our real estate investments concentration from properties as of December 31, 2014 and 2013, are as follows:

	December 31,
	2014	2013
California	52.3%	50.5%
Washington, D.C.	31.2	32.5
Texas	7.4	7.7
North Carolina	5.5	5.6
New York	3.6	3.7

	100.0%	100.0%

17. INCOME TAXES

        We have elected to be taxed as a REIT under the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our taxable income to our stockholders. As a REIT, we generally will not be subject to corporate level Federal income tax on net income that is currently distributed to stockholders.

        We have wholly-owned TRS's which are subject to federal and state income taxes. The income generated from the TRS's is taxed at normal corporate rates. No current or deferred income tax provision was included in income from continuing operations.

        The provision for income taxes results in effective tax rates that differ from federal and state statutory rates. A reconciliation of the provision for income tax attributable to the TRS's income from

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

17. INCOME TAXES (Continued)

continuing operations computed at federal statutory rates to the income tax provision reported in the financial statements is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Income/(loss) from continuing operations before income taxes for TRS's	$2,925	$(1,084)	$(481)

Expected federal income tax provision	$995	(368)	(163)
State income taxes	172	(61)	(26)
Change in valuation allowance	(1,175)	418	177
Other	8	11	12

Income tax provision	$—	$—	$—

        The components of our net deferred tax asset were as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Net operating losses	$1,893	$2,598
Secured borrowings—government guaranteed loans	1,075	—
Other	225	327

Total gross deferred tax assets	3,193	2,925
Valuation allowance	(1,808)	(2,925)

	1,385	—
Deferred tax liabilities:
Loans receivable	(681)	—
Other	(147)	—

	(828)	—

Deferred tax asset, net	$557	$—

Reported as:
Deferred tax assets	$—	$—
Assets held for sale	557	—

Deferred tax assets, net	$557	$—

        The net operating loss carryforwards at December 31, 2014 were generated by TRS's and are available to offset future taxable income of these TRS's. The net operating loss carryforwards expire from 2027 to 2033. The decrease in the valuation allowance recorded in 2014 was $1,175,000.

        The periods subject to examination for our federal and state income returns are 2009 through 2013. As of December 31, 2014, no reserves for uncertain tax positions have been established and we

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

17. INCOME TAXES (Continued)

do not anticipate any material changes in the amount of unrecognized tax benefits recorded to occur within the next 12 months.

18. SEGMENT DISCLOSURE

        In accordance with ASC Topic 280, Segment Reporting, our reportable segments consist of three types of commercial real estate properties, namely, office properties, hotel properties (which included an investment in a note receivable secured by a hotel property during the period from January 1, 2013 to October 8, 2013, and for the year ended December 31, 2012) and multifamily properties, as well as a segment for our lending operations, which is held for sale as of December 31, 2014. Management internally evaluates the operating performance and financial results of the segments based on net operating income. We also have certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments and are not allocated to the segments. The reportable segments are accounted for on the same basis of accounting as described in Note 3.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

18. SEGMENT DISCLOSURE (Continued)

        The net operating income of our reportable segments for the years ended December 31, 2014, 2013 and 2012, is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Office properties:
Revenues	$179,338	$175,144	$172,583

Property expenses:
Operating	73,666	67,906	66,230
General and administrative	981	1,078	1,122

Total property expenses	74,647	68,984	67,352

Segment net operating income—office	104,691	106,160	105,231

Hotel properties:
Revenues	56,096	40,680	41,086

Property expenses:
Operating	39,544	28,825	25,951
General and administrative	150	250	184

Total property expenses	39,694	29,075	26,135

Segment net operating income—hotel	16,402	11,605	14,951

Multifamily properties:
Revenues	20,719	19,989	18,844

Property expenses:
Operating	13,664	8,432	7,407
General and administrative	738	114	344

Total property expenses	14,402	8,546	7,751

Segment net operating income—multifamily	6,317	11,443	11,093

Total segment net operating income	$127,410	$129,208	$131,275

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

18. SEGMENT DISCLOSURE (Continued)

        A reconciliation of segment net operating income to net income for the years ended December 31, 2014, 2013 and 2012, is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Total segment net operating income	$127,410	$129,208	$131,275
Interest	(19,073)	(17,929)	(18,856)
General and administrative	(5,463)	(1,126)	(1,123)
Asset management fees and other fees to related parties	(25,222)	(21,767)	(20,924)
Transaction costs	(1,563)	(5,063)	(632)
Depreciation and amortization	(69,047)	(68,644)	(69,943)
Bargain purchase gain	4,918	—	—

Income from continuing operations	11,960	14,679	19,797
Discontinued operations
Income from operations of assets held for sale	12,638	—	—

Net income from discontinued operations	12,638	—	—

Net income	24,598	14,679	19,797
Net income attributable to noncontrolling interests	(220)	(213)	(208)

Net income attributable to stockholders	$24,378	$14,466	$19,589

        The condensed assets for each of the segments as of December 31, 2014 and 2013, along with capital expenditures and originations for the years ended December 31, 2014, 2013, and 2012 are as follows:

	December 31,
	2014	2013
	(in thousands)
Condensed assets:
Office properties	$1,534,610	$1,481,757
Hotel properties	174,679	174,263
Multifamily properties	171,226	173,985
Lending assets held for sale	208,799	—
Non-segment assets	5,368	4,472

Total assets	$2,094,682	$1,834,477

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

18. SEGMENT DISCLOSURE (Continued)

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Capital expenditures(1):
Office properties	$26,157	$20,523	$23,154
Hotel properties	1,481	2,015	598
Multifamily properties	1,241	1,982	1,718

Total capital expenditures	28,879	24,520	25,470

Originations from assets held for sale	50,971	—	—

Total capital expenditures and originations	$79,850	$24,520	$25,470

(1)
Represents additions and improvements to real estate investments, excluding acquisitions.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2014 and 2013
and for the Years Ended December 31, 2014, 2013 and 2012 (Continued)

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The following is a summary of quarterly financial information as of and for the years ended December 31, 2014 and 2013.

	Three months ended(1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands except per share data)
2014(1)
Revenues from continuing operations	$62,597	$65,187	$63,117	$65,252
Bargain purchase gain	4,918	—	—	—
Income (loss) from continuing operations	10,284	4,170	975	(3,469)
Income from operations of assets held for sale	933	4,344	3,305	4,056
Net income	11,217	8,514	4,280	587
Net income attributable to stockholders	11,219	8,399	4,285	475
Comprehensive income	11,219	8,399	4,285	475
BASIC INCOME PER SHARE:
Continuing operations	$0.11	$0.04	$0.01	$(0.04)
Discontinued operations	$0.01	$0.05	$0.03	$0.04
Net income	$0.12	$0.09	$0.04	$—
DILUTED INCOME PER SHARE:
Continuing operations	$0.11	$0.04	$0.01	$(0.04)
Discontinued operations	$0.01	$0.05	$0.03	$0.04
Net income	$0.12	$0.09	$0.04	$—
Weighted average common shares outstanding—basic	95,934	97,571	97,582	97,582
Weighted average common shares outstanding—diluted	95,936	97,576	97,583	97,583
2013
Revenues from continuing operations	$58,308	$59,838	$57,487	$60,180
Income from continuing operations	5,822	4,808	1,759	2,290
Net income	5,822	4,808	1,759	2,290
Net income attributable to stockholders	5,826	4,695	1,765	2,180
Comprehensive income	5,826	4,695	1,765	2,180
BASIC INCOME PER SHARE:
Continuing operations	$0.06	$0.05	$0.02	$0.02
Net income	$0.06	$0.05	$0.02	$0.02
DILUTED INCOME PER SHARE:
Continuing operations	$0.06	$0.05	$0.02	$0.02
Net income	$0.06	$0.05	$0.02	$0.02
Weighted average common shares outstanding—basic	95,440	95,440	95,440	95,440
Weighted average common shares outstanding—diluted	95,440	95,440	95,440	95,440

(1)
The prior quarter results have been reclassified to conform to the current quarter presentation. Specifically, results related to properties sold or held for sale have been reclassified into discontinued operations.

Schedule III—Real Estate and Accumulated Depreciation
December 31, 2014
(in thousands)

		Initial Cost		Net Improvements (Write Offs) Since Acquisition	Gross Amount at Which Carried
Property Name, City and State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Acc. Deprec.	Year Built / Renovated	Year of Acquisition
Office
7083 Hollywood Boulevard	$—	$6,276	$13,161	$3,146	$6,276	$16,307	$22,583	$4,271	1981	2005
Los Angeles, CA
800 N Capitol Street	—	—	109,948	(8,512)	—	101,436	101,436	23,037	1991	2005
Washington, DC
370 L'Enfant Promenade	26,783	33,936	145,796	(6,450)	33,936	139,346	173,282	32,181	1987	2005
Washington, DC	—
260 Townsend	—	7,574	13,843	724	7,574	14,567	22,141	5,651	1986	2006
San Francisco, CA
830 1st Street	46,000	18,095	62,017	(1,398)	18,095	60,619	78,714	12,450	2002	2006
Washington, DC
BB&T Center	—	7,702	109,006	5,627	7,702	114,633	122,335	28,139	1977/1997	2007
Charlotte, NC
Civic Center	—	1,354	5,496	1,467	1,354	6,963	8,317	2,255	1980/2004	2007
Santa Ana, CA
Penn Field	12,442	9,569	18,593	2,774	9,569	21,367	30,936	5,598	1918/2001	2007
Austin, TX
899 N Capitol Street	—	34,641	84,466	9,762	34,641	94,228	128,869	18,947	1969 - 1973/1999 & 2011	2007
Washington, DC
999 N Capitol Street	—	32,221	86,526	9,868	32,221	96,394	128,615	19,383	1969 - 1973/1999 & 2011	2007
Washington, DC
901 N Capitol Street	—	27,117	—	—	27,117	—	27,117	—	N/A	2007
Washington, DC
1333 Broadway	—	7,048	41,578	5,985	7,048	47,563	54,611	7,572	1972/1995	2008
Oakland, CA
1901 Harrison Street	—	3,838	68,106	5,239	3,838	73,345	77,183	14,426	1985	2008
Oakland, CA
2100 Franklin Street	—	4,277	34,033	12,698	4,277	46,731	51,008	10,086	2008	2008
Oakland, CA
2101 Webster Street	—	4,752	109,812	18,965	4,752	128,777	133,529	26,004	1984	2008
Oakland, CA
2353 Webster Street Parking Garage	—	—	9,138	51	—	9,189	9,189	1,446	1986	2008
Oakland, CA
1 Kaiser Plaza	—	9,261	113,619	8,924	9,261	122,543	131,804	23,933	1970/2008	2008
Oakland, CA
980 9th Street	—	3,380	86,939	4,550	3,380	91,489	94,869	15,584	1992	2009
Sacramento, CA
1010 8th Street Parking Garage & Retail	—	1,020	1,980	96	1,020	2,076	3,096	354	1992	2009
Sacramento, CA
211 Main Street	32,070	14,364	106,875	1,479	14,364	108,354	122,718	20,808	1973/1998	2009
San Francisco, CA
11600 Wilshire Boulevard	—	3,477	18,522	1,113	3,477	19,635	23,112	2,456	1955	2010
Los Angeles, CA
11620 Wilshire Boulevard	33,734	7,672	51,999	5,122	7,672	57,121	64,793	6,902	1976	2010
Los Angeles, CA
4750 Wilshire Boulevard	—	16,633	28,985	59	16,633	29,044	45,677	610	1984/2014	2014
Los Angeles, CA
Lindblade Media Center	—	6,342	11,568	—	6,342	11,568	17,910	75	1930 & 1957 / 2010	2014
Los Angeles, CA
Multifamily
3636 McKinney Avenue	9,696	3,806	11,077	357	3,806	11,434	15,240	1,554	2006	2010
Dallas, TX
3839 McKinney Avenue	6,432	1,679	8,621	311	1,679	8,932	10,611	1,218	2006	2010
Dallas, TX
4649 Cole Avenue	24,398	17,483	16,355	4,806	17,483	21,161	38,644	2,907	1994	2010
Dallas, TX
Memorial Hills	30,292	9,811	40,150	506	9,811	40,656	50,467	5,589	2009	2010
Houston, TX
47 E 34th Street	—	30,612	31,145	312	30,612	31,457	62,069	2,523	2009	2011
New York, NY
Hotel
Courtyard Oakland	—	4,384	16,168	1,170	4,384	17,338	21,722	3,519	2002	2007
Oakland, CA
Sheraton Grand Hotel	—	3,497	107,447	(3,749)	3,497	103,698	107,195	18,175	2001	2008
Sacramento, CA
Sheraton Grand Hotel Parking & Retail	—	6,552	10,996	(41)	6,552	10,955	17,507	1,920	2001	2008
Sacramento, CA
LAX Holiday Inn	—	15,662	23,173	660	15,662	23,833	39,495	1,284	1973/2010	2008 / 2013
Los Angeles, CA

	$221,847	$354,035	$1,597,138	$85,621	$354,035	$1,682,759	$2,036,794	$320,857

        The aggregate gross cost of property included above for federal income tax purposes approximates $2.1 billion as of December 31, 2014.

        The following table reconciles the historical cost of total real estate held for investment from January 1, 2012 to December 31, 2014:

	Year Ended December 31,
	2014	2013	2012
Real Estate Assets
Balance, beginning of period	$1,953,848	$1,907,903	$1,895,128
Additions:
Property acquisitions	63,528	38,835	—
Improvements	28,879	24,520	25,470
Deductions: retirements	(9,461)	(17,410)	(12,695)

Balance, end of period	$2,036,794	$1,953,848	$1,907,903

        The following table reconciles the accumulated depreciation from January 1, 2012 to December 31, 2014:

	Year Ended December 31,
	2014	2013	2012
Accumulated Depreciation
Balance, beginning of period	$(271,683)	$(231,080)	$(184,626)
Additions: depreciation	(58,635)	(58,013)	(59,149)
Deductions: retirements	9,461	17,410	12,695

Balance, end of period	$(320,857)	$(271,683)	$(231,080)

Schedule IV—Mortgage Loans on Real Estate
December 31, 2014
(Dollars in thousands, except footnotes)

Conventional Loans—States 2% or greater(1):

								Principal amount of loan subject to delinquent principal or "interest"
		Size of Loans
	Number of Loans					Carrying Amount of Mortgages
Geographic Dispersion of Collateral		From	To	Interest Rate(2)	Final Maturity Date
Texas(3)	22	$—	$2,000	2.98% to 10.78%	1/21/15 - 8/16/31	$15,188		$—
Virginia	8	$500	$3,900	3.23% to 7.50%	2/25/19 - 7/22/33	13,266		—
Arizona	7	$200	$3,100	3.23% to 9.40%	7/8/19 - 5/2/33	9,848		—
Michigan	6	$600	$2,900	3.11% to 7.25%	2/10/26 - 5/10/33	7,244		—
North Carolina	10	$300	$1,400	3.73% to 9.85%	12/20/16 - 12/27/33	7,119		—
Ohio	5	$600	$1,800	3.23% to 10.23%	11/25/19 - 4/21/28	6,310		—
Alabama	6	$200	$1,900	3.75% to 9.50%	1/20/15 - 10/1/26	5,620		—
Oregon	5	$100	$2,700	4.48% to 9.90%	2/2/18 - 5/13/30	5,490		—
Indiana	5	$300	$2,100	4.23% to 8.25%	3/15/15 - 2/26/32	5,382		—
Pennsylvania	3	$600	$2,900	4.23% to 10.25%	6/22/20 - 8/1/32	5,254		—
Florida	4	$100	$1,800	3.36% to 7.50%	11/1/25 - 2/5/33	4,040		—
Georgia	6	$100	$1,200	3.73% to 10.25%	12/26/17 - 12/1/29	3,408		—
California	4	$100	$1,400	3.98% to 9.00%	3/22/22 - 12/13/26	3,173		—
Iowa	3	$300	$1,500	4.23% to 6.95%	9/30/19 - 5/30/26	2,798		—
Missouri	4	$200	$1,100	4.23% to 8.25%	6/27/16 - 12/15/25	2,579		—
Other	16	$100	$2,000	2.73% to 9.78%	3/19/17 - 3/21/33	12,143		—

	114					$108,862	(3)	$—

(1)
There are two loans which are secured by second liens on the properties which are subordinated to our first liens on the properties.

(2)
Our loans have both variable and fixed rates of interest. The carrying amount of mortgages with a fixed rate of interest was $25,384,000. Certain loans at variable interest rates have interest rate floors which may be in effect.

(3)
For Federal income tax purposes, the cost basis of our mortgage loans on real estate was approximately $131,266,000 (unaudited).

SBA 7(a) Loans—States 2% or greater(1):

								Principal amount of loans subject to delinquent principal or "interest"
		Size of Loans
	Number of Loans					Carrying Amount of Mortgages(3)
Geographic Dispersion of Collateral		From	To	Interest Rate(2)	Final Maturity Date
Michigan	22	$10	$890	5.25% to 6.00%	12/28/17 - 4/2/40	$6,167		$—
Ohio	22	$10	$710	5.00% to 6.00%	10/16/20 - 3/25/40	5,873		—
Texas(4)	28	$—	$680	4.13% to 6.00%	1/23/17 - 10/31/38	3,325		—
Virginia	10	$150	$740	6.00%	9/6/36 - 11/12/39	3,058		—
Florida	10	$10	$650	5.25% to 6.00%	6/19/19 - 11/26/39	2,554		—
Kentucky	6	$110	$530	6.00%	4/9/35 - 10/27/39	1,688		—
Indiana	9	$—	$370	4.75% to 6.00%	11/19/19 - 2/10/40	1,508		—
Wisconsin	7	$10	$380	5.00% to 6.00%	4/23/20 - 7/17/38	1,401		—
Illinois	5	$70	$380	5.75% to 6.00%	9/17/35 - 9/8/39	1,316		—
Missouri	6	$—	$460	5.25% to 6.00%	4/16/18 - 4/14/39	1,194		—
North Carolina	5	$100	$330	5.75% to 6.00%	9/8/32 - 5/6/38	1,193		—
Arizona	5	$30	$470	5.75% to 6.00%	1/12/33 - 3/31/39	945		—
Iowa	4	$130	$500	4.92% to 6.00%	12/22/35 - 1/28/39	941		—
Alabama	4	$50	$490	5.00% to 6.00%	7/27/25 - 8/25/36	903		—
Tennessee	2	$330	$490	5.50% to 6.00%	3/24/39 - 4/14/39	811		—
Georgia	5	$60	$260	5.13% to 6.00%	5/23/20 - 9/8/39	769		—
Other(5)	32	$—	$570	4.75% to 6.00%	6/15/16 - 11/16/39	4,299		—
Government guaranteed portions(6)						3,619
SBA 7(a) loans, subject to secured borrowings(7)						38,739

	182					$80,303	(8)	$—

(1)
Includes approximately $224,000 of loans not secured by real estate. Also includes $242,000 of loans with subordinate lien positions.

(2)
Interest rates are variable at spreads over the prime rate unless otherwise noted.

(3)
Excludes general reserves of $113,000.

(4)
Includes a loan with a face value of $48,000 and a fixed interest rate of 6.00%. Also includes a loan with a face value of $68,000 and a fixed interest rate of 6.00%.

(5)
Includes a loan with a face value of $466,000 and a valuation reserve of $26,000. Also includes a loan with a face value of $334,000 and a fixed interest rate of 5.00%.

(6)
Represents the government guaranteed portions of our SBA 7(a) loans detailed above. As there is no risk of loss to us related to these portions of the guaranteed loans, the geographic information is not presented as it is not meaningful.

(7)
Represents the guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings.

(8)
For Federal income tax purposes, the cost basis of our loans was approximately $39,445,000 (unaudited).

 Schedule IV—Mortgage Loans on Real Estate

December 31, 2014

(Dollars in thousands)

Balance at March 11, 2014(1)	$207,140
Additions during period:
New mortgage loans	50,971
Other—deferral for collection of commitment fees, net of costs	634
Other—accretion of loan fees and discounts	5,442
Deductions during period:
Collections of principal	(49,373)
Foreclosures	(1,098)
Cost of mortgages sold, net	(24,522)
Other—bad debt expense, net of recoveries	(142)

Balance at December 31, 2014	$189,052

(1)
In connection with the Merger, we acquired loans receivable which were recorded at fair value.