Form 10-Q
period 2015-03-31
CIM Commercial Trust Corp
filed 2015-05-11
CIK 908311

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

        As of May 5, 2015, the Registrant had outstanding 97,583,598 shares of common stock, par value $0.001 per share.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
INDEX

PART I
Financial Information

Item 1.
Financial Statements

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014

(In thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investments in real estate—net	$1,704,408	$1,715,937
Cash and cash equivalents	20,382	17,615
Restricted cash	6,820	8,861
Accounts receivable—net	12,049	10,754
Deferred rent receivable and charges—net	96,879	97,630
Other intangible assets—net	19,553	20,433
Other assets	23,407	14,653
Assets held for sale—net	222,224	208,799

TOTAL ASSETS	$2,105,722	$2,094,682

LIABILITIES AND EQUITY
LIABILITIES:
Debt	$641,818	$608,714
Accounts payable and accrued expenses	31,638	35,512
Intangible liabilities—net	8,002	8,657
Due to related parties	10,469	9,186
Other liabilities	23,120	23,006
Liabilities associated with assets held for sale	49,029	49,791

Total liabilities	764,076	734,866

COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY:
Common stock, $0.001 par value; 200,000,000 shares authorized; 97,690,863 and 97,688,863 shares issued; and 97,583,598 and 97,581,598 shares outstanding at March 31, 2015 and December 31, 2014, respectively	98	98
Additional paid-in capital	1,824,747	1,824,381
Distributions in excess of earnings	(479,237)	(460,623)

Stockholders' equity before treasury stock	1,345,608	1,363,856

Less: Treasury stock, at cost, 107,265 shares outstanding	(4,901)	(4,901)

Total stockholders' equity	1,340,707	1,358,955
Noncontrolling interests	939	861

Total equity	1,341,646	1,359,816

TOTAL LIABILITIES AND EQUITY	$2,105,722	$2,094,682

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

for the Three Months Ended March 31, 2015 and 2014

(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
REVENUES:
Rental and other property income	$63,398	$59,822
Expense reimbursements	3,181	2,351
Interest and other income	660	424

	67,239	62,597

EXPENSES:
Rental and other property operating	32,709	29,586
Asset management fees and other fees to related parties	7,209	5,737
Interest	5,403	4,037
General and administrative	2,592	774
Transaction costs	428	468
Depreciation and amortization	19,128	16,629

	67,469	57,231

Bargain purchase gain (Note 2)	—	4,918

INCOME (LOSS) FROM CONTINUING OPERATIONS	(230)	10,284

DISCONTINUED OPERATIONS:
Income from operations of assets held for sale	2,962	933

INCOME FROM DISCONTINUED OPERATIONS	2,962	933

NET INCOME	2,732	11,217

Net loss attributable to noncontrolling interests	—	2

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS	$2,732	$11,219

COMPREHENSIVE INCOME	$2,732	$11,219

BASIC AND DILUTED INCOME PER SHARE:
Continuing operations	$0.00	$0.11
Discontinued operations	$0.03	$0.01
Net income	$0.03	$0.12
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	97,582	95,934

Diluted	97,582	95,936

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

for the Three Months Ended March 31, 2015 and 2014

(In thousands, except per share data)

	Three Months Ended March 31, 2014
	Common Stock Outstanding	Common Stock Par Value	Preferred Stock Outstanding	Preferred Stock Par Value	Additional Paid-in Capital	Distributions In Excess Of Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(Unaudited)
Balances, January 1, 2014	4,400,000	$220	65,028,571	$650	$1,772,821	$(399,953)	$—	$2,745	$1,376,483
Distributions pre-merger	—	—	—	—	—	(16,100)	—	—	(16,100)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(33)	(33)
Reverse acquisition capital transaction	2,119,244	111	—	—	49,400	—	(4,901)	—	44,610
Common dividends ($0.05 per share)	—	—	—	—	—	(325)	—	—	(325)
Preferred dividends ($0.0403 per share)	—	—	—	—	—	(2,621)	—	—	(2,621)
Net income (loss)	—	—	—	—	—	11,219	—	(2)	11,217

Balances, March 31, 2014	6,519,244	$331	$65,028,571	$650	$1,822,221	$(407,780)	$(4,901)	$2,710	$1,413,231

	Three Months Ended March 31, 2015
	Common Stock Outstanding	Common Stock Par Value	Additional Paid-in Capital	Distributions In Excess Of Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(Unaudited)
Balances, January 1, 2015	97,581,598	$98	$1,824,381	$(460,623)	$(4,901)	$861	$1,359,816
Contributions from noncontrolling interests	—	—	—	—	—	110	110
Distributions to noncontrolling interests	—	—	—	—	—	(32)	(32)
Stock based compensation expense	2,000	—	366	—	—	—	366
Common dividends ($0.21875 per share)	—	—	—	(21,346)	—	—	(21,346)
Net income	—	—	—	2,732	—	—	2,732

Balances, March 31, 2015	97,583,598	$98	$1,824,747	$(479,237)	$(4,901)	$939	$1,341,646

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

for the Three Months Ended March 31, 2015 and 2014

(In thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,732	$11,217
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent and amortization of intangible assets, liabilities and lease inducements	(1,433)	(550)
Depreciation and amortization	19,128	16,629
Bargain purchase gain	—	(4,918)
Straight line rent, below-market ground lease and amortization of intangible assets	482	467
Amortization of deferred loan costs	739	326
Amortization of premiums and discounts on debt	(232)	(206)
Unrealized premium adjustment	258	—
Amortization and accretion on loans receivable—net	(489)	(313)
Bad debt expense	651	118
Deferred income taxes	(30)	—
Stock-based compensation	366	—
Loans funded, held for sale	(5,600)	(1,193)
Proceeds from sale of guaranteed loans	6,879	—
Principal collected on loans	223	89
Other operating activity	134	8
Changes in operating assets and liabilities:
Accounts receivable and interest receivable	(1,225)	(22)
Other assets	(9,690)	(2,269)
Accounts payable and accrued expenses	(2,081)	(5,894)
Deferred leasing costs	(1,588)	(2,724)
Other liabilities	(546)	367
Due to related parties	1,283	896

Net cash provided by operating activities	9,961	12,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(6,881)	(7,225)
Loans funded	(21,803)	(400)
Cash and cash equivalents acquired in connection with the merger	—	3,185
Principal collected on loans	6,888	2,154
Restricted cash	1,985	1,128
Other investing activity	95	22

Net cash used in investing activities	(19,716)	(1,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgages payable	(1,707)	(1,603)
Proceeds from unsecured credit facilities, revolving credit facility and term note, net	35,000	76,700
Payment of principal on secured borrowings—government guaranteed loans	(223)	(89)
Payment of deferred loan costs	(34)	(225)
Payment of dividends	(21,346)	(2,946)
Payment of special dividend and dividend assumed in acquisition	—	(59,286)
Distributions pre-merger	—	(16,100)
Contributions from noncontrolling interests	110	—
Noncontrolling interests' distributions	(32)	(33)

Net cash provided by (used in) financing activities	11,768	(3,582)

Cash balances included in assets held for sale	(9,183)	(7,453)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,170)	(143)
CASH AND CASH EQUIVALENTS:
Beginning of period	27,552	16,796

End of period	$20,382	$16,653

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$5,174	$4,742

Federal income taxes paid	$30	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additions to investments in real estate included in accounts payable and accrued expenses	$5,483	$3,018

Additions to deferred loan costs included in accounts payable and accrued expenses	$33	$55

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

1. ORGANIZATION AND OPERATIONS

        CIM Commercial Trust Corporation ("CIM Commercial") together with its wholly-owned subsidiaries (which, together with CIM Commercial may be referred to as "we," "us" or "our") primarily acquires, owns, and operates Class A and creative office properties in vibrant and improving urban communities throughout the United States. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, improving demographic trends and a propensity for growth. We also obtain income from the yield and other related fee income earned on our investments from our lending activities, which have principally been to borrowers in the hospitality industry. As discussed in Note 6, the lending segment is held for sale at March 31, 2015 and December 31, 2014. We were originally organized in 1993 as PMC Commercial Trust ("PMC Commercial"), a Texas real estate investment trust.

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

        On April 28, 2014, PMC Commercial's charter was amended to increase the authorized shares of common stock of PMC Commercial from 100,000,000 to 1,000,000,000 shares (20,000,000 and 200,000,000 after giving effect to the reverse stock split described below) and PMC Commercial changed its state of incorporation (the "Reincorporation") from Texas to Maryland by means of a merger of PMC Commercial with and into a newly formed, wholly-owned Maryland corporation subsidiary. Also on April 28, 2014, we changed our name from "PMC Commercial Trust" to "CIM Commercial Trust Corporation." Our common stock ("Common Stock") is currently traded on the NASDAQ Global Market (symbol "CMCT").

        On April 28, 2014, we filed Articles of Amendment (the "Reverse Split Amendment") to effectuate a one-for-five reverse stock split of the Common Stock, effective April 29, 2014. Pursuant to the reverse stock split, each five shares of Common Stock issued and outstanding immediately prior to the effective time of the reverse stock split were converted into one share of Common Stock. Fractional shares of Common Stock were not issued as a result of the reverse stock split; instead, holders of pre-split shares of Common Stock who otherwise would have been entitled to receive a fractional share of Common Stock received an amount in cash equal to the product of the fraction of a share multiplied by the closing price of the Common Stock (as adjusted for the one-for-five reverse stock split). In connection with and immediately following the filing of the Reverse Split Amendment, we filed Articles of Amendment (the "Par Value Amendment") to decrease the par value of the Common Stock issued and outstanding to $0.001 per share, effective April 29, 2014, subsequent to the effective time of the Reverse Split Amendment. All per share and outstanding share information has been presented to reflect the reverse stock split.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

1. ORGANIZATION AND OPERATIONS (Continued)

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

        Accordingly, the accompanying financial statements include (1) the historical financial information for CIM Urban for all periods presented, (2) the assets and liabilities of PMC Commercial acquired on March 11, 2014 and still owned or held by us in the consolidated balance sheet as of December 31, 2014 and March 31, 2015, respectively, and (3) the results of PMC Commercial's operations and cash flows in the consolidated statements of operations and comprehensive income and cash flows from the Acquisition Date. The equity of CIM Commercial is the historical equity of CIM Urban retroactively restated to reflect the number of shares of stock issued by PMC Commercial pursuant to the Merger Agreement. In connection with the reverse acquisition, for purposes of presenting equity for CIM Commercial, the historical stockholders of PMC Commercial were deemed to have been issued 2,119,244 shares of Common Stock (2,226,509 shares of Common Stock, less 107,265 shares of treasury stock) on the Acquisition Date.

        Consideration Transferred—The fair value of the consideration transferred in the reverse acquisition is determined based on the number of shares of stock the accounting acquirer would have to issue to the stockholders of the accounting acquiree in order to provide the same ratio of ownership in the combined entity following the completion of the Merger, and was determined to be the outstanding stock of PMC Commercial as of the Acquisition Date. The fair value of the consideration transferred was based on the most reliable measure, which was determined to be the market price of

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

2. MERGER (Continued)

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

        In order to allow CIM Commercial to increase its focus on Class A and creative office properties, our board of directors (the "Board of Directors") approved a plan for the lending business that, when

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

2. MERGER (Continued)

completed, will result in the deconsolidation of the lending segment. As a result, the lending segment is held for sale at March 31, 2015 and December 31, 2014 (see Note 6).

        Based on an arrangement with PMC Commercial, certain legal and due diligence expenses related to the Merger incurred by PMC Commercial during a certain period of time were reimbursed by CIM Urban. For the three months ended March 31, 2014, Merger related costs of $468,000 were included in transaction costs.

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        For more information regarding our significant accounting policies and estimates, please refer to "Basis of Presentation and Summary of Significant Accounting Policies" contained in Note 3 to our consolidated financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 16, 2015.

        Interim Financial Information—The accompanying interim consolidated financial statements of CIM Commercial have been prepared by our management in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Our accompanying interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 16, 2015.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Investments in real estate are evaluated for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two testing is based on either the income approach with market discount rate, terminal capitalization rate and rental rate assumptions being most critical, or on the sales comparison approach to similar properties. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment of long-lived assets was recognized during the three months ended March 31, 2015 and 2014.

        Loans Receivable—Our loans receivable included in assets held for sale are carried at their unamortized principal balance less unamortized acquisition discounts and premiums, retained loan discounts and loan loss reserves. For loans originated under the Small Business Administration's ("SBA") 7(a) Guaranteed Loan Program ("SBA 7(a) Program"), we sell the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by us is valued on a fair value basis and a discount (the "Retained Loan Discount") is recorded as a reduction in basis of the retained portion of the loan.

        At the Acquisition Date, the carrying value of our loans was adjusted to estimated fair market value and acquisition discounts of $33,907,000 were recorded, which are being accreted to interest income, included in income from operations of assets held for sale, using the effective interest method. Acquisition discounts of $25,201,000 remain as of March 31, 2015 which have not yet been accreted to income.

        A loan receivable is generally classified as non-accrual (a "Non-Accrual Loan") if (i) it is past due as to payment of principal or interest for a period of 60 days or more, (ii) any portion of the loan is classified as doubtful or is charged-off or (iii) if the repayment in full of the principal and/or interest is in doubt. Generally, loans are charged-off when management determines that we will be unable to collect any remaining amounts due under the loan agreement, either through liquidation of collateral or other means. Interest income, included in income from operations of assets held for sale, on a Non-Accrual Loan is recognized on either the cash basis or the cost recovery basis.

        On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers' business models and future operations in accordance with Accounting Standards Codification ("ASC") 450-20, Contingencies—Loss Contingencies, and ASC 310-10, Receivables. For the three months ended March 31, 2015 and 2014, $101,000 and no impairments on our loans receivable were recorded, respectively. We establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, the general loan loss reserve uses a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.

        Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred loan costs and deferred leasing costs. Deferred rent receivable is $54,197,000 and $53,622,000 at March 31, 2015 and December 31, 2014, respectively. Deferred loan costs, which represent legal and third-party fees incurred in connection with our borrowing activities, are capitalized and amortized to interest expense on a straight line basis over the life of the related loan, approximating the effective interest method. Deferred loan costs of $7,554,000 and $7,521,000 are presented net of accumulated amortization of $2,468,000 and $1,741,000 at March 31, 2015 and December 31, 2014, respectively. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight line basis over the terms of the related leases. Deferred leasing costs of $55,825,000 and $55,145,000 are presented net of accumulated amortization of $18,229,000 and $16,917,000 at March 31, 2015 and December 31, 2014, respectively.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported net income or cash flows.

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

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including the guidance on real estate de-recognition for most transactions. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early application is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. The modified approach provides entities relief from having to restate and present comparable prior-year financial statement information; however, entities will still need to evaluate existing contracts as of the date of initial adoption under the ASU to determine whether a cumulative adjustment is necessary. We are currently in the process of evaluating the impact of adoption of the new accounting guidance on our consolidated financial statements.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The ASU is effective for the annual reporting period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

        In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current GAAP by: placing more emphasis on risk of loss when determining a controlling financial interest; reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE); and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

        In March 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest
(Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

4. INVESTMENTS IN REAL ESTATE

        Investments in real estate consist of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Land	$354,035	$354,035
Land improvements	28,071	28,071
Buildings and improvements	1,503,492	1,501,603
Furniture, fixtures, and equipment	9,597	10,875
Tenant improvements	134,698	131,446
Work in progress	8,211	10,764

Investments in real estate	2,038,104	2,036,794
Accumulated depreciation	(333,696)	(320,857)

Net investments in real estate	$1,704,408	$1,715,937

        For the three months ended March 31, 2015 and 2014, we recorded depreciation expense of $16,280,000 and $14,147,000, respectively.

5. OTHER INTANGIBLE ASSETS

        A schedule of our intangible assets and liabilities and related accumulated amortization and accretion as of March 31, 2015 and December 31, 2014, is as follows:

	Assets					Liabilities
March 31, 2015	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Franchise Affiliation Fee	Acquired Below-Market Ground Lease	Acquired Below-Market Leases
	(in thousands)
Gross balance	$1,936	$22,660	$4,273	$3,936	$11,685	$(20,312)
Accumulated amortization	(1,652)	(16,979)	(1,909)	(3,080)	(1,317)	12,310

	$284	$5,681	$2,364	$856	$10,368	$(8,002)

Average useful life (in years)	7	8	8	10	84	8

	Assets					Liabilities
December 31, 2014	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Franchise Affiliation Fee	Acquired Below-Market Ground Lease	Acquired Below-Market Leases
	(in thousands)
Gross balance	$2,402	$22,680	$4,273	$3,936	$11,685	$(20,333)
Accumulated amortization	(2,039)	(16,470)	(1,771)	(2,981)	(1,282)	11,676

	$363	$6,210	$2,502	$955	$10,403	$(8,657)

Average useful life (in years)	7	8	8	10	84	8

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

5. OTHER INTANGIBLE ASSETS (Continued)

        The amortization of the above-market leases which decreased rental and other property income was $79,000 and $337,000 for the three months ended March 31, 2015 and 2014, respectively. The amortization of the below-market leases included in rental and other property income was $655,000 and $648,000 for the three months ended March 31, 2015 and 2014, respectively. The amortization of in-place leases included in depreciation and amortization expense was $529,000 and $612,000 for the three months ended March 31, 2015 and 2014, respectively. Included in depreciation and amortization expense is franchise affiliation fee amortization of $99,000 for each of the three months ended March 31, 2015 and 2014. The amortization of advance bookings included in depreciation and amortization expense was $0 and $67,000 for the three months ended March 31, 2015 and 2014, respectively. Tax abatement amortization of $138,000 for each of the three months ended March 31, 2015 and 2014, and the amortization of below-market ground lease obligation of $35,000 for each of the three months ended March 31, 2015 and 2014 are included in rental and other property operating expenses.

        A schedule of future amortization and accretion of acquisition related intangible assets and liabilities as of March 31, 2015 is as follows:

	Assets					Liabilities
Years Ending December 31,	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Franchise Affiliation Fee	Acquired Below-Market Ground Lease	Acquired Below-Market Leases
	(in thousands)
2015 (Nine months ending December 31, 2015)	$162	$1,312	$413	$295	$105	$(1,914)
2016	88	1,346	551	394	140	(2,502)
2017	26	915	551	167	140	(2,399)
2018	8	666	551	—	140	(963)
2019	—	488	298	—	140	(224)
Thereafter	—	954	—	—	9,703	—

	$284	$5,681	$2,364	$856	$10,368	$(8,002)

6. DISCONTINUED OPERATIONS

        We have reflected the lending segment, which was acquired on the Acquisition Date as disclosed in Note 2, as held for sale at March 31, 2015 and December 31, 2014, based on a plan approved by the Board of Directors to sell the lending business that, when completed, will result in the deconsolidation of the lending segment. In connection with our plan, we have expensed transaction costs of $163,000 incurred during the three months ended March 31, 2015.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

6. DISCONTINUED OPERATIONS (Continued)

        The following is a reconciliation of the carrying amounts of assets and liabilities that are classified as held for sale on the consolidated balance sheets as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Assets held for sale
Loans receivable—net	$203,248	$189,052
Cash and cash equivalents	9,183	9,937
Restricted cash	972	916
Accounts receivable and interest receivable—net	650	738
Other intangible assets	2,957	2,957
Other assets	5,214	5,199

Total assets held for sale	$222,224	$208,799

Liabilities associated with assets held for sale
Debt	$41,635	$41,901
Accounts payable and accrued expenses	2,575	2,709
Other liabilities	4,819	5,181

Total liabilities associated with assets held for sale	$49,029	$49,791

        Loans receivable—net consist of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Commercial mortgage loans	$104,067	$108,864
SBA 7(a) loans, subject to secured borrowings	41,068	41,328
SBA 7(a) loans	38,455	38,707
Commercial real estate loans	19,639	—

Loans receivable	203,229	188,899
Deferred capitalized costs—net	281	292
Loan loss reserves	(262)	(139)

Net loans receivable	$203,248	$189,052

        Commercial Mortgage Loans—Represents loans to small businesses collateralized by first liens on the real estate of the related business.

        SBA 7(a) Loans, Subject to Secured Borrowings—Represents the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as "secured borrowings—government guaranteed loans". There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

6. DISCONTINUED OPERATIONS (Continued)

        SBA 7(a) Loans—Represents the non-government guaranteed retained portion of loans originated under the SBA 7(a) Program and the government guaranteed portion of loans that have not yet been fully funded or sold.

        Commercial Real Estate Loans—Represents a mezzanine loan secured by an indirect ownership interest in an entity that either directly or indirectly owns parcels of commercial real estate. It is short term and has a variable interest rate.

        Debt consists of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Secured borrowing principal on loans sold for a premium and excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 3.92%	$33,465	$33,654
Secured borrowing principal on loans sold for excess spread, variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 1.58%	5,051	5,085

	38,516	38,739
Premiums on loans sold for a premium and excess spread	3,119	3,162

Total secured borrowings—government guaranteed loans	$41,635	$41,901

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

6. DISCONTINUED OPERATIONS (Continued)

        Future principal payments on our debt (face value) at March 31, 2015 are as follows:

Years Ending December 31,	Secured Borrowings Principal(1)
(in thousands)
2015 (Nine months ending December 31, 2015)	$925
2016	1,272
2017	1,314
2018	1,361
2019	1,410
Thereafter	32,234

$38,516

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

        The following is a reconciliation of the revenue and expenses classified as discontinued operations on the consolidated statement of operations and comprehensive income for the three months ended March 31, 2015 and the period from the Acquisition Date through March 31, 2014:

	Three Months Ended March 31, 2015	From the Acquisition Date through March 31, 2014
	(in thousands)
Revenue—Interest and other income	$5,178	$1,526

Expenses:
Interest expense	301	180
Fees to related party	1,143	—
General and administrative	574	405
Provision for income taxes	198	8

Total expenses	2,216	593

Income from operations of assets held for sale	$2,962	$933

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

7. DEBT

        Information on our debt is as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Mortgage loan with a fixed interest rate of 7.66% per annum, with monthly payments of principal and interest. The loan has a 20-year amortization schedule with a $25,324,000 balance due on December 1, 2015. The loan is nonrecourse.	$26,395	$26,783
Mortgage loan with a fixed interest rate of 4.50% per annum, with monthly payments of interest only for 10 years, and payments of interest and principal starting in February 2022. The loan has a $42,008,000 balance due on January 5, 2027. The loan is nonrecourse.	46,000	46,000
Mortgage loan with a fixed interest rate of 5.56% per annum, with monthly payments of principal and interest. The loan has a 10-year amortization schedule with a $12,288,000 balance due on July 1, 2015. The loan is nonrecourse. The loan was paid in full in April 2015.	12,364	12,442
Mortgage loan with a fixed interest rate of 6.65% per annum, with monthly payments of principal and interest. The loan has a 25-year amortization schedule with a $21,136,000 balance due on July 15, 2018. The loan is nonrecourse.	31,363	32,070
Mortgage loan with a fixed interest rate of 5.06% per annum, with monthly payments of principal and interest, and a balance of $33,068,000 due on September 1, 2015. The loan is nonrecourse.	33,508	33,734
Mortgage loans with a fixed interest rate of 5.39% per annum, with monthly payments of principal and interest, and a balance of $35,695,000 due on March 1, 2021. The loans are nonrecourse.	40,352	40,526
Mortgage loan with a fixed interest rate of 5.18% per annum, with monthly payments of principal and interest, and a balance of $26,232,000 due on June 5, 2021. The loan is nonrecourse.	30,158	30,292

	220,140	221,847
Premiums and discounts on assumed mortgages	1,754	1,961

Total Mortgages Payable	221,894	223,808

Junior subordinated notes with a variable interest rate which resets quarterly based on the 90-day LIBOR plus 3.25%, with quarterly interest only payments. Balance due at maturity on March 30, 2035.	27,070	27,070
Unsecured credit facilities	395,000	360,000

	422,070	387,070
Discount on junior subordinated notes	(2,146)	(2,164)

Total Other	419,924	384,906

Total Debt	$641,818	$608,714

        The mortgages payable are secured by deeds of trust on certain of the properties and assignments of rents.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

7. DEBT (Continued)

        The junior subordinated notes may be redeemed at par at our option.

        In February 2012, CIM Urban entered into an unsecured revolving line of credit with a bank syndicate, which allowed for maximum borrowings of $100,000,000. Outstanding advances under the line of credit bore interest at LIBOR plus 1.75% to 2.50% until August 2013. In August 2013, the unsecured revolving line was amended, and outstanding advances under the line bore interest at LIBOR plus 1.25% to 1.85%. The line of credit was also subject to an unused commitment fee of 0.25% or 0.35% depending on the amount of aggregate unused commitments. This line of credit was terminated and repaid in full in September 2014.

        In August 2013, CIM Urban entered into another unsecured revolving line of credit with a bank syndicate, as amended in April 2014, which allowed for maximum borrowings of $200,000,000. Outstanding advances under the line bore interest at LIBOR plus 1.25% to 1.85%. The line of credit was also subject to an unused commitment fee of 0.25% or 0.35% depending on the amount of aggregate unused commitments. This line of credit was terminated and repaid in full in September 2014.

        In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. The credit facility can be increased to $1,150,000,000 under certain conditions. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at (i) the base rate, plus 0.20% to 1.00% or (ii) LIBOR plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bear interest at (i) the base rate, plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The delayed draw term loan is also subject to an unused line fee of 0.25%. The credit facility matures in September 2016 and provides for two one-year extension options under certain conditions. As of March 31, 2015 and December 31, 2014, $395,000,000 and $360,000,000, respectively, was outstanding under the credit facility and $455,000,000 and $490,000,000, respectively, was available for future borrowings. Proceeds from the unsecured credit facility were used for acquisitions, general corporate purposes and to repay $323,000,000 outstanding under our unsecured credit facilities. At March 31, 2015 and December 31, 2014, the interest rate on our unsecured credit facility ranged from 1.32% to 1.38% and 1.31% to 1.37%, respectively.

        In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $385,000,000. The term loan facility ranks pari passu with CIM Commercial's existing credit facility; covenants under the term loan facility are substantially the same as those in the existing credit facility. Outstanding advances under the term loan facility bear interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio. The unused portion of the term loan facility is also subject to an unused fee of 0.20%. With some exceptions, any prepayment of the term loan facility prior to May 2017 will be subject to a prepayment fee up to 2% of the outstanding principal amount. The term loan facility matures in May 2022. As of May 8, 2015, no amount has been drawn under the term loan facility. We have six months to draw on the term loan facility. Proceeds

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

7. DEBT (Continued)

from the term loan facility may be used for acquisitions, refinancing of existing indebtedness and other general corporate purposes.

        At March 31, 2015 and December 31, 2014, we were in compliance with all of our respective financial covenants.

        At March 31, 2015 and December 31, 2014, accrued interest and unused commitment fees payable of $999,000 and $967,000, respectively, are included in accounts payable and accrued expenses.

        Future principal payments on our debt (face value) at March 31, 2015 are as follows:

Years Ending December 31,	Mortgages Payable	Other(1)	Total
	(in thousands)
2015 (Nine Months Ending December 31, 2015)	$75,348	$—	$75,348
2016	4,354	395,000	399,354
2017	4,642	—	4,642
2018	24,300	—	24,300
2019	1,519	—	1,519
Thereafter	109,977	27,070	137,047

	$220,140	$422,070	$642,210

(1)
Represents the junior subordinated notes and unsecured credit facility.

8. STOCK-BASED COMPENSATION PLANS

        On March 11, 2014, we granted Common Stock awards of 2,000 restricted shares of Common Stock to each of the independent members of the Board of Directors (6,000 in aggregate) which awards were effective upon the receipt of stockholder approval of the amendment of the 2005 Equity Incentive Plan. The shares of Common Stock vested in March 2015 based on a year of continuous service. Compensation expense related to these restricted shares of Common Stock was recognized over the vesting period. We recorded compensation expense of $32,000 for the three months ended March 31, 2015 related to these restricted shares of Common Stock.

        We issued an aggregate of 4,000 restricted shares of Common Stock to two of our executive officers comprised of 2,000 shares of Common Stock issued on May 6, 2014 and 2,000 shares of Common Stock issued on March 6, 2015. The restricted shares of Common Stock vest based on two years of continuous service with one-third of the shares of Common Stock vesting immediately upon issuance and one-third vesting at the end of each of the next two years. Compensation expense related to these restricted shares of Common Stock is being recognized over the vesting period. We recognized compensation expense of $18,000 for the three months ended March 31, 2015 related to these restricted shares of Common Stock.

        As of March 31, 2015, there was $30,000 of total unrecognized compensation expense related to these restricted shares of Common Stock which will be recognized over the next two years.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

9. EARNINGS PER SHARE ("EPS")

        The computations of basic EPS are based on our weighted average shares outstanding. The basic weighted average common shares outstanding were 97,582,000 and 95,934,000 for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, the weighted average shares outstanding were increased by 0 and 2,000 shares to reflect the dilutive effect of stock options.

        For purposes of calculating basic EPS for the three months ended March 31, 2014, the approximately 65,000,000 shares of preferred stock issued in connection with the Merger were assumed to have been converted into 91,040,000 shares of Common Stock. As of the Acquisition Date, a subsidiary of CIM REIT had agreed to vote its 97.8% post-Merger ownership of CIM Commercial in favor of an increase in the number of authorized CIM Commercial shares of Common Stock to one billion (200,000,000 after giving effect to the reverse stock split), thereby satisfying the condition for the automatic conversion of these shares. The actual conversion of the shares of preferred stock to shares of Common Stock occurred on April 29, 2014.

10. DIVIDENDS DECLARED

        Dividends declared during the three months ended March 31, 2015 and 2014 consisted of the following:

        On March 6, 2015, we declared a common share dividend of $0.21875 per share of Common Stock which was paid on March 27, 2015.

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

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

          Level 2 Inputs—Observable inputs other than quoted prices in active markets for identical assets and liabilities

          Level 3 Inputs—Unobservable inputs

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

11. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

        The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on our consolidated balance sheets were as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
	(in thousands)
Assets held for sale:
Loans receivable subject to credit risk	$142,256	$149,040	$147,648	$154,252	3
SBA 7(a) loans receivable, subject to secured borrowings	41,353	41,635	41,404	41,901	3
Commercial real estate loans	19,639	19,639	—	—	3
Liabilities:
Secured borrowings—government guaranteed loans, included in liabilities associated with assets held for sale	41,635	41,635	41,901	41,901	3
Junior subordinated notes	24,924	24,936	24,906	24,877	3
Mortgages payable	221,894	230,401	223,808	231,806	3
Unsecured credit facilities	395,000	395,000	360,000	360,000	3

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

11. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        Loans Receivable Subject to Credit Risk—Loans receivable were initially recorded at estimated fair value at the Acquisition Date. Loans receivable originated subsequent to the Acquisition Date are recorded at cost upon origination and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions. At March 31, 2015 our assumptions included discount rates ranging from 6.75% to 15.00% and prepayment rates of 15.00%. At December 31, 2014, our assumptions included discount rates ranging from 5.90% to 14.90% and prepayment rates of 15.00%.

        SBA 7(a) Loans Receivable, Subject to Secured Borrowings—Represents the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans (a liability associated with assets held for sale on our consolidated balance sheets (Note 6)). There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal. In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows taking into consideration the lack of credit risk using a prepayment rate of 15.00%.

        Commercial Real Estate Loans—In order to determine the estimated fair value of our commercial real estate loans receivable which consisted of one mezzanine loan, we use a present value technique for the anticipated future cash flows using certain assumptions including a discount rate of 9.7%. There is no prepayment anticipated and no potential credit deterioration anticipated on this loan.

        Secured Borrowings—Government Guaranteed Loans—The carrying amount of secured borrowings—government guaranteed loans approximates fair value, as the interest rates on these secured borrowings approximate current market interest rates. Includes the unamortized deferred cash premiums collected on the sale of the government guaranteed portions of the related loans, which are included in liabilities associated with assets held for sale.

        Junior Subordinated Notes—The fair value of the junior subordinated notes is estimated based on current interest rates available for debt instruments with similar terms. Discounted cash flow analysis is generally used to estimate the fair value of our junior subordinated notes. The rate used was 4.10% and 3.83% at March 31, 2015 and December 31, 2014, respectively.

        Unsecured Credit Facilities—The carrying amount is a reasonable estimation of fair value as the interest rates on the unsecured credit facilities are variable and are at current market interest rates.

        Mortgage Notes Payable—The fair values of mortgage notes are estimated based on current interest rates available for debt instruments with similar terms. The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 3.94% to 4.04% for the period ended March 31, 2015 and 3.92% to 4.12% for the year ended December 31, 2014.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

12. RELATED-PARTY TRANSACTIONS

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

        The Advisor earned asset management fees of $6,142,000 and $5,681,000 for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and December 31, 2014, asset management fees of $6,242,000 and $5,867,000, respectively, were due to the Advisor.

        CIM Management, Inc. and certain of its affiliates (collectively, the "CIM Management Entities"), all affiliates of CIM REIT, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $1,463,000 and $1,259,000 for the three months ended March 31, 2015 and 2014, respectively. CIM Urban also reimbursed the CIM Management Entities $2,057,000 and $2,044,000 during the three months ended March 31, 2015 and 2014, respectively, for the cost of on-site personnel incurred on behalf of CIM Urban, which is included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $53,000 and $512,000 for the three months ended March 31, 2015 and 2014, respectively, which were capitalized to deferred charges. In addition, the CIM Management Entities earned development management fees of $225,000 and $87,000 for the three months ended March 31, 2015 and 2014, respectively, which were capitalized to investments in real estate.

        At March 31, 2015 and December 31, 2014, fees payable and expense reimbursements due to the CIM Management Entities of $2,726,000 and $2,518,000, respectively, are included in due to related parties. Also included in due to related parties at March 31, 2015 and December 31, 2014 was $101,000 and $76,000, respectively, due to the CIM Management Entities and related parties.

        On the Acquisition Date, pursuant to the terms of the Merger Agreement, CIM Commercial and its subsidiaries entered into the Master Services Agreement (the "Master Services Agreement") with CIM Service Provider, LLC (the "Manager") pursuant to which the Manager provides or arranges for other service providers to provide management and administration services to CIM Commercial and its subsidiaries following the Merger. Pursuant to the Master Services Agreement, CIM Commercial pays a base service fee (the "Base Service Fee") to the Manager equal to $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. Based on the annual escalation factor, the Base Service Fee for 2015 is $1,010,000. The Base

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

12. RELATED-PARTY TRANSACTIONS (Continued)

Service Fee began to accrue on the Acquisition Date and was pro-rated based on the number of days during the first quarter in which the Master Services Agreement was in effect. For the three months ended March 31, 2015 and 2014, the Manager earned a Base Service Fee of $253,000 and $56,000, respectively. In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. During the three months ended March 31, 2015, such services performed by the Manager included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources and corporate communications. The Manager's compensation is based on the salaries and benefits of the employees of the Manager and/or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). For the three months ended March 31, 2015, we expensed $691,000 for such services. At March 31, 2015 and December 31, 2014, $1,400,000 and $725,000 was due to the Manager, respectively.

        As of January 1, 2015, all of our employees moved to CIM SBA Staffing, LLC, ("CIM SBA"), an affiliate of CIM Group, L.P., except for two of our executives, who became jointly employed by us and CIM SBA and their employment agreements with us continue in full force and effect. In connection with this move, on January 1, 2015, we entered into a Staffing and Reimbursement Agreement with CIM SBA and our subsidiary, PMC Commercial Lending, LLC, which provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing such personnel and resources. For the three months ended March 31, 2015, we expensed $1,143,000 and $123,000 related to services subject to reimbursement by us under this agreement which are included in discontinued operations and asset management fees and other fees to related parties, respectively.

13. COMMITMENTS AND CONTINGENCIES

        Loan Commitments—Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund loans were $24,684,000 at March 31, 2015, the majority of which were for prime-based loans to be originated by our SBA 7(a) subsidiary, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

        General—In connection with the ownership and operation of real estate properties, we have certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. CIM Commercial had a total of $22,807,000 in future obligations under leases to fund tenant improvements and other future construction obligations at March 31, 2015.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        Employment Agreements—We have employment agreements with two of our executive officers. Under certain circumstances, as defined within the agreements, the agreements provide for (1) severance compensation or change in control payments to the executive officer in an amount equal to 2.99 times the average of the last three years annual compensation paid to the executive officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual salary paid to the executive officer. In addition, to the extent the executive is employed by us on January 1, 2016 and such executive is not entitled to any disability, death or severance payments, the executive would receive share awards as a retention bonus which would vest immediately upon grant. In aggregate, the executive officers would receive 105,000 share awards. We recorded compensation expense of $316,000 during the three months ended March 31, 2015 related to these share awards. At March 31, 2015, there was $947,000 of total unrecognized compensation expense relating to these share awards that will be recognized during 2015.

        Litigation—At December 31, 2014, we recorded a liability of $4,475,000 at one of our multifamily investments. The $4,475,000 liability, together with an additional tax abatement reimbursement related to the period from January 1, 2015 to March 11, 2015, was settled in February 2015 for a total of $4,721,000. Prior to our acquisition of the property, the former owners of the property enrolled the property in a property tax abatement program under Section 421-a of the New York Real Property Tax Law. At the time we acquired the property, the property was being used for corporate housing. This use continued from the time of acquisition and terminated in March 2015. The New York State Attorney General's office recently determined that the use of the property for corporate housing was inconsistent with the tax abatement program. In cooperation with the New York State Attorney General, we refunded the tax abatements received during the period we owned the property while it was being used for corporate housing. Our agreement with the New York State Attorney General does not affect the ability of the property to receive tax abatements in the future.

        We are not currently involved in any other material pending or threatened legal proceeding nor, to our knowledge, is any material legal proceeding currently threatened against us, other than routine litigation arising in the ordinary course of business. In the normal course of business, we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business. While the outcome of these legal actions and proceedings cannot be predicted with certainty, in management's opinion, the resolution of these legal proceedings and actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

13. COMMITMENTS AND CONTINGENCIES (Continued)

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

        Rent expense under this lease, which includes straight line rent and amortization of acquired below-market ground lease, was $438,000 for each of the three months ended March 31, 2015 and 2014. We record rent expense on a straight line basis. Straight line rent liability of $11,332,000 and $11,038,000 is included in other liabilities in the accompanying consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively.

        We lease office space in Dallas, Texas under a lease which expires in May 2018. We recorded rent expense of $58,000 and $16,000 included in discontinued operations, for the three months ended March 31, 2015, and the period from the Acquisition Date through March 31, 2014, respectively.

        Scheduled future noncancelable minimum lease payments at March 31, 2015 are as follows:

Years Ending December 31,	(in thousands)
2015 (Nine months ending December 31, 2015)	$470
2016	743
2017	749
2018	607
2019	503
Thereafter	128,528

$131,600

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

14. FUTURE MINIMUM LEASE RENTALS

        Future minimum rental revenues under long-term operating leases at March 31, 2015, excluding tenant reimbursements of certain costs, are summarized as follows:

Years Ending December 31,	Governmental Tenants	Other Tenants	Total
	(in thousands)
2015 (Nine months ending December 31, 2015)	$41,272	$76,546	$117,818
2016	47,190	92,431	139,621
2017	41,992	87,184	129,176
2018	39,605	68,230	107,835
2019	38,207	57,136	95,343
Thereafter	118,522	196,140	314,662

	$326,788	$577,667	$904,455

15. CONCENTRATIONS

        Tenant Revenue Concentrations—Rental revenues from the U.S. General Services Administration and other government agencies (collectively, "Governmental Tenants"), which primarily occupy properties located in Washington, D.C., accounted for approximately 22.8% and 25.7% of our rental and other property income for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and December 31, 2014, $6,625,000 and $7,168,000, respectively, was due from Governmental Tenants (see Note 14).

        Geographical Concentrations of Investments in Real Estate—As of March 31, 2015 and December 31, 2014, we owned 21 office properties, five multifamily properties, and three hotel properties, located in four states and Washington, D.C.

        Our revenues concentrations from properties for the periods ended March 31, 2015 and 2014, are as follows:

	March 31,
	2015	2014
California	62.5%	60.2%
Washington, D.C.	23.8	24.7
Texas	7.5	7.7
North Carolina	4.6	5.3
New York	1.6	2.1

	100.0%	100.0%

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

15. CONCENTRATIONS (Continued)

        Our real estate investments concentration from properties as of March 31, 2015 and December 31, 2014, are as follows:

	March 31, 2015	December 31, 2014
California	52.4%	52.3%
Washington, D.C.	31.2	31.2
Texas	7.4	7.4
North Carolina	5.4	5.5
New York	3.6	3.6

	100.0%	100.0%

16. SEGMENT DISCLOSURE

        In accordance with ASC Topic 280, Segment Reporting, our reportable segments consist of three types of commercial real estate properties, namely, office properties, hotel properties and multifamily properties, as well as a segment for our lending operations, which is held for sale as of March 31, 2015. Management internally evaluates the operating performance and financial results of the segments based on net operating income. We also have certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to our audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on March 16, 2015.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

16. SEGMENT DISCLOSURE (Continued)

        The net operating income of our reportable segments for the three months ended March 31, 2015 and 2014, is as follows:

	March 31,
	2015	2014
	(in thousands)
Office properties:
Revenues	$46,615	$43,274

Property expenses:
Operating	19,391	17,653
General and administrative	313	316

Total property expenses	19,704	17,969

Segment net operating income—office	26,911	25,305

Hotel properties:
Revenues	15,719	14,339

Property expenses:
Operating	10,677	9,846
General and administrative	41	37

Total property expenses	10,718	9,883

Segment net operating income—hotel	5,001	4,456

Multifamily properties:
Revenues	4,905	4,984

Property expenses:
Operating	2,641	2,087
General and administrative	83	25

Total property expenses	2,724	2,112

Segment net operating income—multifamily	2,181	2,872

Total segment net operating income	$34,093	$32,633

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

16. SEGMENT DISCLOSURE (Continued)

        A reconciliation of segment net operating income to net income for the three months ended March 31, 2015 and 2014, is as follows:

	March 31,
	2015	2014
	(in thousands)
Total segment net operating income	$34,093	$32,633
Interest	(5,403)	(4,037)
General and administrative	(2,155)	(396)
Asset management fees and other fees to related parties	(7,209)	(5,737)
Transaction costs	(428)	(468)
Depreciation and amortization	(19,128)	(16,629)
Bargain purchase gain	—	4,918

Income (loss) from continuing operations	(230)	10,284
Discontinued operations
Income from operations of assets held for sale	2,962	933

Net income from discontinued operations	2,962	933

Net income	2,732	11,217
Net loss attributable to noncontrolling interests	—	2

Net income attributable to stockholders	$2,732	$11,219

        The condensed assets for each of the segments as of March 31, 2015 and December 31, 2014, along with capital expenditures and originations for the three months ended March 31, 2015 and 2014, are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Condensed assets:
Office properties	$1,528,239	$1,534,610
Hotel properties	175,982	174,679
Multifamily properties	168,942	171,226
Lending assets held for sale	222,224	208,799
Non-segment assets	10,335	5,368

Total assets	$2,105,722	$2,094,682

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

16. SEGMENT DISCLOSURE (Continued)

	March 31,
	2015	2014
	(in thousands)
Capital expenditures(1):
Office properties	$4,164	$6,055
Hotel properties	457	485
Multifamily properties	130	210

Total capital expenditures	4,751	6,750

Loan originations from assets held for sale	27,403	1,593

Total capital expenditures and loan originations	$32,154	$8,343

(1)
Represents additions and improvements to real estate investments, excluding acquisitions.

Item 2.
Management's Discussion and Analysis of Financial Condition
and Results of Operations

        This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Such forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "believe," "anticipate," "seek," "plan," "estimate," or "continue," or the negative thereof or other variations or similar words or phrases. These statements include the plans and objectives of management for future operations, including, but not limited to, plans and objectives relating to future growth and availability of funds. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made.

        The following discussion of our financial condition at March 31, 2015 and results of operations for the three months ended March 31, 2015 and 2014 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014. For a more detailed description of the risks affecting our financial condition and results of operations, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

        All references to Common Stock and related per share data have been adjusted in this Form 10-Q to reflect the reverse stock split.

EXECUTIVE SUMMARY

The Merger

        On July 8, 2013, PMC Commercial entered into the Merger Agreement with CIM REIT, an affiliate of CIM Group, L.P. ("CIM Group"), and subsidiaries of the respective parties. The Merger Agreement provided for the business combination of CIM REIT's wholly owned subsidiary, CIM Urban, and PMC Commercial. Pursuant to the Merger Agreement, Urban II, an affiliate of CIM REIT, received 4,400,000 shares of newly-issued PMC Commercial Common Stock and approximately 65,000,000 shares of newly-issued PMC Commercial preferred stock. Following the Merger and subsequent increase in our authorized number of shares, each share of preferred stock was converted into 1.4 shares of PMC Commercial Common Stock, resulting in the issuance of 95,440,000 shares of common stock in the aggregate in connection with the Merger, representing approximately 97.8% of PMC Commercial's outstanding shares of common stock.

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

        The Merger was accounted for as a reverse acquisition under the acquisition method of accounting with CIM Urban considered to be the accounting acquirer based upon the terms of the Merger Agreement. In order to allow CIM Commercial to increase its focus on Class A and creative office properties, our Board of Directors approved a plan for the lending business that, when completed, will result in the deconsolidation of the lending segment. Accordingly, the lending segment is held for sale; the assets and liabilities of our lending segment that are held for sale in accordance with the plan are included in the consolidated balance sheet as of March 31, 2015 as assets and liabilities associated with assets held for sale; the results of its operations are included in the consolidated statements of operations and comprehensive income as income from operations of assets held for sale; and its cash flows are included in the consolidated cash flows.

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

Properties

        As of March 31, 2015, CIM Urban's investments consisted of (i) 21 office properties comprised of approximately 5.6 million rentable square feet, (ii) five multifamily properties comprised of 930 units, (iii) three hotels comprised of 1,070 rooms, (iv) three parking garages, two of which have street level retail space, and (v) one development site.

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

        We are evaluating strategies for exiting our non-office real estate portfolio in order to increase our focus on acquiring, owning, and operating stabilized Class A and creative office properties located in vibrant and improving urban communities throughout the United States.

Lending Segment

        We will continue to deploy a portion of our capital to our real estate lending platform through our wholly owned subsidiary (d/b/a PMC Commercial Trust) that originates and services loans under the U.S. SBA 7(a) Program as well as through other lending programs which allow us to achieve attractive risk adjusted returns on its loans.

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

        We have reflected the lending segment as held for sale at March 31, 2015 and December 31, 2014, based on a plan approved by the Board of Directors to sell the lending business that, when completed, will result in the deconsolidation of the lending segment, allowing us to increase our focus on Class A and creative office properties while independently expanding, diversifying and growing the lending business.

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

        The following table sets forth a reconciliation of net income to FFO:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net income attributable to stockholders	$2,732	$11,219
Depreciation and amortization	19,128	16,629
Net loss attributable to noncontrolling interests	—	(2)

FFO	$21,860	$27,846

        FFO decreased to $21,860,000, or 21.5%, for the three months ended March 31, 2015, compared to $27,846,000 for the three months ended March 31, 2014. The decrease was primarily attributable to the recognition of the bargain purchase gain of $4,918,000 in the first quarter of 2014, an increase of $1,759,000 in corporate general and administrative expenses, an increase of $1,472,000 in asset management fees and other fees to related parties, and an increase of $1,366,000 in interest expense from higher debt levels, partially offset by an increase of $1,606,000 in office net operating income primarily due to revenues related to the office properties acquired in April and October 2014, and revenue increases at certain properties in the Los Angeles area, which experienced higher occupancy during the first quarter of 2015 compared to the first quarter of 2014, and an increase of $2,029,000 from the operations of the lending segment, which in the first quarter of 2014 included activity for the period from the Acquisition Date to March 31, 2014.

Rental Rate Trends

        Office Rental Rates:    The following table sets forth the annualized rent per occupied square foot across our office portfolio as of the specified periods:

	As of March 31,
	2015	2014
Annualized rent per occupied square foot(1)	$36.07	$35.81

(1)
Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements for the twelve months ended March 31, 2015 and 2014 were approximately $7,400,000 and $13,500,000, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.

          Over the next four quarters, we expect to see expiring cash rents as set forth in the table below:

	For the Three Months Ended
	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016
Expiring Cash Rents:
Expiring square feet(1)	146,812	185,108	266,020	83,852
Expiring rent per square foot(2)	$32.50	$38.07	$47.15	$40.99

(1)
All month-to-month tenants are included in the expiring leases in the first quarter listed.

(2)
Represents gross monthly base rent, as of March 31, 2015, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

        Multifamily Rates:    The following table sets forth the monthly rent per occupied unit across our multifamily portfolio for the specified periods:

	As of March 31,
	2015	2014
Monthly rent per occupied unit(1)	$1,792	$1,859

(1)
Represents gross monthly base rent under leases as of the specified period, divided by occupied units. This amount reflects total cash rent before concessions.

        Occupancy Rates:    The following table sets forth the occupancy rates across our office and multifamily real estate portfolios, as of the specified periods:

	As of March 31,
	2015	2014
Office portfolio	85.2%	84.8%
Multifamily portfolio(1)	83.1%	94.4%

(1)
The multifamily occupancy as of March 31, 2015 reflects zero occupancy for our New York property, as our corporate housing tenant terminated its lease in March 2015 and we are in the process of re-leasing the property as individual units.

        Hotel Statistics:    The following table sets forth the occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") for the hotel portfolio for the specified periods:

	For the Three Months Ended March 31,
	2015	2014
Rental Rate Trends—Hotel Statistics
Occupancy	83.8%	80.6%
ADR	$130.64	$122.41
RevPAR	$109.52	$98.72

Secondary Market Loan Sales

        Our lending division, which is reflected as held for sale at March 31, 2015 and December 31, 2014, sells loans pursuant to the SBA 7(a) Program. The SBA guaranteed portion of these loans are sold in legal sale transactions to either dealers in government guaranteed loans or institutional investors as the loans are fully funded. These government guaranteed portions of loans may be sold for (1) a cash premium and the minimum 1% SBA required servicing spread, (2) significant future servicing spread and no cash premium or (3) future servicing spread and a cash premium of 10%. We are required to permanently treat certain of the proceeds received from these legally sold portions of loans (those loans sold solely for future servicing spread and those loans sold for a cash premium of 10% and future servicing spread) as secured borrowings (debt) for the life of the loan included in the accompanying consolidated balance sheet as liabilities associated with assets held for sale and 100% of the loan is included in assets held for sale.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

Overview

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Total revenues	$67,239	$62,597	$4,642	7.4%
Total expenses	$67,469	$57,231	$10,238	17.9%
Bargain purchase gain	—	$4,918	$4,918	—
Income from operations of assets held for sale	$2,962	$933	$2,029	217.5%
Net income	$2,732	$11,217	$(8,485)	(75.6%)

        Net income decreased to $2,732,000 for the three months ended March 31, 2015, compared to $11,217,000 for the three months ended March 31, 2014. The decrease was primarily attributable to the recognition of the bargain purchase gain of $4,918,000 in the first quarter of 2014, an increase of $1,759,000 in corporate general and administrative expenses, an increase of $1,472,000 in asset management fees and other fees to related parties, an increase of $1,366,000 in interest expense from higher debt levels, and an increase of $2,499,000 in depreciation and amortization, partially offset by an increase of $1,606,000 in office net operating income primarily due to revenues related to the office properties acquired in April and October 2014, and revenue increases at certain properties in the Los Angeles area, which experienced higher occupancy during the first quarter of 2015 compared to the first quarter of 2014, and an increase of $2,029,000 from the operations of the lending segment included in discontinued operations, which in the first quarter of 2014 included activity for the period from the Acquisition Date to March 31, 2014.

        CIM Commercial operates in four segments: office, hotel and multifamily properties and lending. The lending segment is classified as held for sale at March 31, 2015 and December 31, 2014 and included in discontinued operations. Set forth and described below are summary segment results for our three segments included in continuing operations for the specified periods.

Summary Segment Results

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Revenues:
Office properties	$46,615	$43,274	$3,341	7.7%
Hotel	15,719	14,339	1,380	9.6%
Multifamily	4,905	4,984	(79)	(1.6%)
Expenses:
Office properties	19,704	17,969	1,735	9.7%
Hotel	10,718	9,883	835	8.4%
Multifamily	2,724	2,112	612	29.0%

Revenues

        Office Properties Revenue:    Revenues include rental revenues from office properties, expense reimbursements and lease termination income. Total office property revenues increased to $46,615,000, or 7.7%, for the first quarter of 2015 compared to $43,274,000 for the first quarter of 2014, primarily due to revenues related to the office properties acquired in April and October 2014, and revenue increases at certain properties in Los Angeles, California, which experienced higher occupancy during the first quarter of 2015 compared to the first quarter of 2014. Additionally, certain properties in the metro Washington D.C. area and Los Angeles, California experienced higher expense reimbursements revenue during the first quarter of 2015 compared to the first quarter of 2014.

        Hotel Revenue:    Total hotel revenue increased to $15,719,000, or 9.6%, for the first quarter of 2015 compared to $14,339,000 for the first quarter of 2014. The increase is primarily due to the RevPAR growth at our three hotels, due to increases in both occupancy and rates.

        Multifamily Revenue:    Total multifamily revenue decreased to $4,905,000, or 1.6%, for the first quarter of 2015 compared to $4,984,000 for the first quarter of 2014. The decrease is primarily due to lower multifamily revenue at our New York property for the first quarter of 2015, as our corporate housing tenant terminated its lease in March 2015 and the property is in the process of being re-leased as individual units, offset by an increase at our Dallas properties, resulting from increased rates. We expect multifamily revenue at our New York property to decrease during the year ended December 31, 2015, as the property is being re-leased as individual units.

Expenses

        Office Properties Expenses:    Total expenses increased to $19,704,000, or 9.7%, for the first quarter of 2015 compared to $17,969,000 for the first quarter of 2014. The increase is primarily due to expenses related to the office properties we acquired in April and October 2014, an increase in real estate taxes at our California and metro Washington D.C. area properties, offset by a decrease in electricity expense at the metro Washington D.C. area properties. We expect the increases in real estate taxes will remain for our Washington D.C. area properties for the remainder of the year.

        Hotel Expenses:    Total hotel expenses increased to $10,718,000, or 8.4%, for the first quarter of 2015 compared to $9,883,000 for the first quarter of 2014. The increase is primarily due to increased variable costs associated with higher occupancy during the first quarter of 2015 compared to the first quarter of 2014 at our three hotel properties.

        Multifamily Expenses:    Total multifamily expenses increased to $2,724,000, or 29.0%, for the first quarter of 2015 compared to $2,112,000 for the first quarter of 2014. The increase is primarily due to an increase in real estate taxes due to reassessments at our Texas properties, and an increase in real estate taxes at our New York property due to loss of tax abatements for part of the first quarter of 2015 while it was being leased by a corporate housing operator.

        Interest Expense:    Interest expense that has not been allocated to segments of $5,403,000 for the first quarter of 2015 represents a $1,366,000, or 33.8%, increase from $4,037,000 for the first quarter of 2014. The increase in interest expense is mainly due to incremental credit facility borrowings during the last nine months of 2014 and in the first quarter of 2015 and due to increases in amortization of deferred loan costs related to the September 2014 credit facility.

        General and Administrative:    General and administrative expenses that have not been allocated to segments increased to $2,155,000 for the first quarter of 2015 compared to $396,000 for the comparable 2014 period. The increase is primarily due to public company expenses, including external audit and legal fees.

        Transaction Costs:    Transaction costs totaling $428,000 for the first quarter of 2015 represent a $40,000 decrease from $468,000 for the first quarter of 2014. The costs incurred during the first quarter of 2015 represent abandoned project costs, and costs incurred related to the disposition of the lending segment which is held for sale. The costs incurred during the first quarter of 2014 are associated with the Merger, including due diligence costs, reimbursement of PMC Commercial's acquisition-related costs, legal fees and accounting expenses.

        Asset Management Fees and Other Fees to Related Parties:    Asset management fees totaled $6,142,000 for the first quarter of 2015 compared to $5,681,000 for the first quarter of 2014. Asset management fees are calculated based on a percentage of the gross fair value of CIM Urban's investments, which are appraised in the fourth quarter of each year. The higher fees reflect a net increase in the fair value of CIM Urban's real estate investments based on the December 31, 2014 appraised values, as well as incremental capital expenditures and acquisitions subsequent to the first quarter of 2014. In addition, pursuant to the Master Services Agreement entered into on the Acquisition Date, CIM Commercial pays a Base Service Fee equal to $1,000,000 per year (subject to annual escalation by a specified inflation factor beginning on January 1, 2015, which increased the fee to $1,010,000) to the Manager, a related party. Fees to the Manager totaled $253,000 for the first quarter of 2015 compared to $56,000 for the period from the Acquisition Date to March 31, 2014. In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the three months ended March 31, 2015, we expensed $691,000 for such services. For the three months ended March 31, 2015, we also expensed $123,000 related to services subject to reimbursement to us under the CIM SBA Staffing and Reimbursement Agreement, pursuant to which all our employees moved to CIM SBA Staffing, an affiliate of CIM Group, L.P.

        Depreciation and Amortization:    Depreciation and amortization expense increased to $19,128,000, or 15.0%, in the first quarter of 2015, compared to $16,629,000 in the first quarter of 2014. The increase in depreciation and amortization expense compared to the first quarter of 2014 is primarily due to depreciation expense associated with additional capital expenditures, the acquisition of the office properties in April and October 2014, and the acceleration of depreciation for certain assets at a property in Southern California where the tenant is expected to cease operations and vacate our building, partially offset by decreased amortization of certain acquisition-related assets that became fully depreciated.

Discontinued Operations

        Income from operations of assets held for sale:    Represents revenues and expenses from our lending segment, including interest income on loans and other loan related fee income offset by expenses which include general and administrative expenses, fees to related party, direct interest expense, and provision for income taxes. Income from operations of assets held for sale increased to $2,962,000 in the first quarter of 2015, compared to $933,000 in the first quarter of 2014, mainly due to the inclusion of a full quarter of operations for our lending segment in the first quarter of 2015, while in the first quarter of 2014 the lending operations are reflected beginning on the Acquisition Date through March 31, 2014.

Liquidity and Capital Resources

Sources and Uses of Funds

Credit Facilities

        In February 2012, CIM Urban entered into an unsecured revolving line of credit with a bank syndicate, which allowed for maximum borrowings of $100,000,000. Outstanding advances under the line of credit bore interest at LIBOR plus 1.75% to 2.50% until August 2013. In August 2013, the unsecured revolving line was amended, and outstanding advances under the line bore interest at LIBOR plus 1.25% to 1.85%. The line of credit was also subject to an unused commitment fee of 0.25% or 0.35% depending on the amount of aggregate unused commitments. This line of credit was terminated and repaid in full in September 2014.

        In August 2013, CIM Urban entered into another unsecured revolving line of credit with a bank syndicate, as amended in April 2014, which allowed for maximum borrowings of $200,000,000. Outstanding advances under the line bore interest at LIBOR plus 1.25% to 1.85%. The line of credit was also subject to an unused commitment fee of 0.25% or 0.35% depending on the amount of aggregate unused commitments. This line of credit was terminated and repaid in full in September 2014.

        In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. The credit facility can be increased to $1,150,000,000, under certain conditions. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at (i) the base rate, plus 0.20% to 1.00% or (ii) LIBOR plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bear interest at (i) the base rate, plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The delayed draw term loan is also subject to an unused line fee of 0.25%. The credit facility matures in September 2016 and provides for two one-year extension options under certain conditions. As of March 31, 2015 and December 31, 2014, $395,000,000 and $360,000,000, respectively, was outstanding under the credit facility and $455,000,000 and $490,000,000, respectively, was available for future borrowings. As of April 30, 2015, $415,000,000 was outstanding under the credit facility and $435,000,000 was available for future borrowings. Proceeds from the unsecured credit facility were used for acquisitions, general corporate purposes and to repay $323,000,000 outstanding under our unsecured credit facilities. At March 31, 2015 and December 31, 2014, the interest rate on our unsecured credit facility ranged from 1.32% to 1.38% and 1.31% to 1.37%, respectively.

        In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $385,000,000. The term loan facility ranks pari passu with CIM Commercial's existing credit facility; covenants under the term loan facility are substantially the same as those in the existing credit facility. Outstanding advances under the term loan facility bear interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio. The unused portion of the term loan facility is also subject to an unused fee of 0.20%. With some exceptions, any prepayment of the term loan facility prior to May 2017 will be subject to a prepayment fee up to 2% of the outstanding principal amount. The term loan facility matures in May 2022. As of May 8, 2015, no amount has been drawn under the term loan facility. We have six months to draw on the term loan facility. Proceeds from the term loan facility may be used for acquisitions, refinancing of existing indebtedness and other general corporate purposes.

        At March 31, 2015 and December 31, 2014, we were in compliance with all of our respective financial covenants.

        On April 1, 2015, we paid off a mortgage with an outstanding balance of $12,364,000 as of March 31, 2015 using the credit facility revolver.

        We have substantial borrowing capacity, and may finance our future activities through any of the following methods: (i) offerings of common shares, preferred shares, senior unsecured securities, and other equity and debt securities; (ii) the use and potential expansion of our existing revolving credit lines including the use of the credit line we obtained in September 2014, the term loan facility that closed in May 2015, or the use of a new credit line; (iii) the addition of senior, recourse or non-recourse debt using target acquisitions as well as existing investments as collateral; and/or (iv) the sale of existing investments. We expect to maintain leverage levels that are comparable to those of other commercial property REITs engaged in business strategies similar to our own.

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

Available Borrowings, Cash Balances and Capital Resources

        We have typically financed our capital needs through investor equity commitments, long-term secured mortgages and short-term lines of credit. As of March 31, 2015 and December 31, 2014, we had total indebtedness, exclusive of debt included in liabilities associated with assets held for sale, of $641,818,000 and $608,714,000, respectively. Included in total indebtedness is $395,000,000 and $360,000,000 of borrowings under credit facilities with total capacity of $850,000,000 at March 31, 2015 and December 31, 2014, respectively. As of May 8, 2015, no amount has been drawn under our new $385,000,000 term loan facility.

Cash Flow Analysis

        As a REIT, our cash flows from operations are typically used to fund our dividends.

        Our cash and cash equivalents, inclusive of cash associated with assets held for sale, totaled $29,565,000 and $27,552,000 at March 31, 2015 and December 31, 2014, respectively. Our cash flows from operating activities are primarily dependent upon the occupancy level of our real estate assets, the rental rates achieved through our leases, and the collectability of rent and recoveries from our tenants. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities totaled $9,961,000 for the first three months of 2015 compared to $12,028,000 for the first three months of 2014. The decrease is mainly due to an increase of $4,201,000 in working capital used in the 2015 first quarter compared to the first quarter of 2014, a $4,407,000 increase in loans funded held for sale, offset by proceeds from sale of guaranteed loans of $6,879,000.

        Our cash flows from investing activities are primarily related to property acquisitions and sales, expenditures for development and redevelopment projects, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash used in investing activities was $19,716,000 for the first three months of 2015 compared to $1,136,000 for the first three months of 2014, which increased primarily due to loans funded, offset by principal collected on loans, and a decrease in cash and cash equivalents related to the cash acquired in the Merger during the first quarter of 2014 of $3,185,000.

        Our cash flows from financing activities are generally impacted by borrowings and capital activities, net of dividends and distributions. Net cash provided by (used in) financing activities increased to $11,768,000 for the first three months of 2015, from ($3,582,000) for the first three months of 2014. We used funds from financing activities during the three months ended 2015 primarily to pay dividends of $21,346,000 compared to distributions of $78,332,000 in the aggregate ($19,046,000 to partners and stockholders and $59,286,000 for the acquisition of PMC Commercial) during the first quarter of 2014. We had net borrowings, inclusive of borrowings of the lending segment held for sale, of $33,070,000 for the first three months of 2015 compared to $75,008,000 for the first three months of 2014.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

        During the first quarter of 2015, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

OFF BALANCE SHEET ARRANGEMENTS

        At March 31, 2014, we did not have any off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        Our recently issued accounting pronouncements are described in Note 3 to the consolidated financial statements included in this Form 10-Q.

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

        On March 6, 2015, we declared a common share dividend of $0.21875 per share of Common Stock which was paid on March 27, 2015.

 ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk

        The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 3.94% to 4.04% for the period ended March 31, 2015 and 3.92% to 4.12% for the year ended December 31, 2014. Mortgages payable with book values of $221,894,000 and $223,808,000 as of March 31, 2015 and December 31, 2014, respectively, have a fair value of approximately $230,401,000 and $231,806,000, respectively.

        Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. At March 31, 2015 and December 31, 2014 (excluding premiums and discounts on assumed mortgages and including the debt associated with assets held for sale), $220,140,000 (or 32.3%) and $221,847,000 (or 34.3%) of our debt was fixed rate mortgage loans, and $460,586,000 (or 67.7%) and $425,809,000 (or 65.7%) was floating rate borrowings. Based on the level of floating rate debt outstanding at March 31, 2015 and December 31, 2014, a 12.5 basis point change in LIBOR would result in an annual impact to our earnings of approximately $576,000 and $532,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt.

ITEM 4.
Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, as of March 31, 2015, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a.    Risk Factors

        There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.    Unregistered Sales of Equity and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

10.1	First Amendment to Credit Agreement, dated as of January 14, 2015, among CIM Commercial Trust Corporation, each Lender party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 16, 2015).

10.2	Staffing and Reimbursement Agreement, dated as of January 1, 2015, by and among CIM SBA Staffing, LLC, PMC Commercial Lending, LLC and CIM Commercial Trust Corporation (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 16, 2015).

*31.1	Section 302 Officer Certification—Chief Executive Officer

*31.2	Section 302 Officer Certification—Chief Financial Officer

*32.1	Section 906 Officer Certification—Chief Executive Officer

*32.2	Section 906 Officer Certification—Chief Financial Officer

*101	Interactive data files pursuant to Rule 405 of Regulation S-T:

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIM COMMERCIAL TRUST CORPORATION
Dated: May 11, 2015	By:	/s/ CHARLES E. GARNER II Charles E Garner II Chief Executive Officer
Dated: May 11, 2015	By:	/s/ DAVID THOMPSON David Thompson Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description
10.1	First Amendment to Credit Agreement, dated as of January 14, 2015, among CIM Commercial Trust Corporation, each Lender party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 16, 2015).

10.2	Staffing and Reimbursement Agreement, dated as of January 1, 2015, by and among CIM SBA Staffing, LLC, PMC Commercial Lending, LLC and CIM Commercial Trust Corporation (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 16, 2015).

*31.1	Section 302 Officer Certification—Chief Executive Officer

*31.2	Section 302 Officer Certification—Chief Financial Officer

*32.1	Section 906 Officer Certification—Chief Executive Officer

*32.2	Section 906 Officer Certification—Chief Financial Officer

*101	Interactive data files pursuant to Rule 405 of Regulation S-T:

*
Filed herewith.