Form 10-Q
period 2015-06-30
CIM Commercial Trust Corp
filed 2015-08-10
CIK 908311

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

        As of August 5, 2015, the Registrant had outstanding 97,589,598 shares of common stock, par value $0.001 per share.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
INDEX

PART I
Financial Information

Item 1.
Financial Statements

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investments in real estate, net	$1,700,414	$1,715,937
Cash and cash equivalents	22,552	17,615
Restricted cash	7,612	8,861
Accounts receivable, net	12,450	10,754
Deferred rent receivable and charges, net	100,052	97,630
Other intangible assets, net	18,683	20,433
Other assets	11,607	14,653
Assets held for sale, net	217,418	208,799

TOTAL ASSETS	$2,090,788	$2,094,682

LIABILITIES AND EQUITY
LIABILITIES:
Debt	$647,644	$608,714
Accounts payable and accrued expenses	29,840	35,512
Intangible liabilities, net	7,347	8,657
Due to related parties	9,807	9,186
Other liabilities	25,142	23,006
Liabilities associated with assets held for sale	45,382	49,791

Total liabilities	765,162	734,866

COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY:
Common stock, $0.001 par value; 200,000,000 shares authorized; 97,696,863 and 97,688,863 shares issued; and 97,589,598 and 97,581,598 shares outstanding at June 30, 2015 and December 31, 2014, respectively	98	98
Additional paid-in capital	1,825,098	1,824,381
Distributions in excess of earnings	(495,608)	(460,623)

Stockholders' equity before treasury stock	1,329,588	1,363,856
Less: Treasury stock, at cost, 107,265 shares outstanding	(4,901)	(4,901)

Total stockholders' equity	1,324,687	1,358,955
Noncontrolling interests	939	861

Total equity	1,325,626	1,359,816

TOTAL LIABILITIES AND EQUITY	$2,090,788	$2,094,682

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
REVENUES:
Rental and other property income	$63,171	$60,804	$126,569	$120,626
Expense reimbursements	3,263	2,646	6,444	4,997
Interest and other income	485	1,737	1,145	2,161

	66,919	65,187	134,158	127,784

EXPENSES:
Rental and other property operating	32,985	30,439	65,694	60,025
Asset management and other fees to related parties	7,456	6,338	14,665	12,075
Interest	5,586	4,565	10,989	8,602
General and administrative	1,955	2,357	4,547	3,131
Transaction costs	373	32	801	500
Depreciation and amortization	17,566	17,286	36,694	33,915

	65,921	61,017	133,390	118,248

Bargain purchase gain (Note 2)	—	—	—	4,918

INCOME FROM CONTINUING OPERATIONS	998	4,170	768	14,454

DISCONTINUED OPERATIONS:
Income from operations of assets held for sale	3,984	4,344	6,946	5,277

INCOME FROM DISCONTINUED OPERATIONS	3,984	4,344	6,946	5,277

NET INCOME	4,982	8,514	7,714	19,731

Net income attributable to noncontrolling interests	(6)	(115)	(6)	(113)

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS	$4,976	$8,399	$7,708	$19,618

COMPREHENSIVE INCOME	$4,976	$8,399	$7,708	$19,618

BASIC AND DILUTED INCOME PER SHARE:
Continuing operations	$0.01	$0.04	$0.01	$0.15

Discontinued operations	$0.04	$0.05	$0.07	$0.05

Net income	$0.05	$0.09	$0.08	$0.20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	97,589	97,571	97,586	96,758

Diluted	97,589	97,576	97,586	96,764

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

(In thousands, except per share data)

	Six Months Ended June 30, 2015
	Common Stock Outstanding	Common Stock Par Value	Additional Paid-in Capital	Distributions In Excess Of Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(Unaudited)
Balances, January 1, 2015	97,581,598	$98	$1,824,381	$(460,623)	$(4,901)	$861	$1,359,816
Contributions from noncontrolling interests	—	—	—	—	—	110	110
Distributions to noncontrolling interests	—	—	—	—	—	(38)	(38)
Stock based compensation expense	8,000	—	717	—	—	—	717
Common dividends ($0.4375 per share)	—	—	—	(42,693)	—	—	(42,693)
Net income	—	—	—	7,708	—	6	7,714

Balances, June 30, 2015	97,589,598	$98	$1,825,098	$(495,608)	$(4,901)	$939	$1,325,626

	Six Months Ended June 30, 2014
	Common Stock Outstanding	Common Stock Par Value	Preferred Stock Outstanding	Preferred Stock Par Value	Additional Paid-in Capital	Distributions In Excess Of Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(Unaudited)
Balances, January 1, 2014	4,400,000	$220	65,028,571	$650	$1,772,821	$(399,953)	$—	$2,745	$1,376,483
Distributions pre-merger	—	—	—	—	—	(16,100)	—	—	(16,100)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	10	10
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(148)	(148)
Reverse acquisition capital transaction	2,119,244	111	—	—	49,400	—	(4,901)	—	44,610
Conversion of preferred stock to common stock	91,039,999	910	(65,028,571)	(650)	(260)	—	—	—	—
Change in par value	—	(1,143)	—	—	1,143	—	—	—	—
Exercise of stock options	14,500	—	—	—	201	—	—	—	201
Stock based compensation expense	8,000	—	—	—	373	—	—	—	373
Retirement of fractional shares	(145)	—	—	—	(3)	—	—	—	(3)
Common dividends ($0.26875 per share)	—	—	—	—	—	(21,671)	—	—	(21,671)
Preferred dividends ($0.0705 per share)	—	—	—	—	—	(4,585)	—	—	(4,585)
Net income	—	—	—	—	—	19,618	—	113	19,731

Balances, June 30, 2014	97,581,598	$98	—	$—	$1,823,675	$(422,691)	$(4,901)	$2,720	$1,398,901

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,714	$19,731
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent and amortization of intangible assets, liabilities and lease inducements	(2,893)	(1,874)
Depreciation and amortization	36,694	33,915
Bargain purchase gain	—	(4,918)
Straight line rent, below-market ground lease and amortization of intangible assets	1,000	933
Amortization of deferred loan costs	1,538	652
Amortization of premiums and discounts on debt	(634)	(562)
Unrealized premium adjustment	727	782
Amortization and accretion on loans receivable, net	(2,234)	(1,837)
Bad debt expense	982	126
Deferred income taxes	(26)	55
Stock-based compensation	717	373
Loans funded, held for sale to secondary market	(16,438)	(16,753)
Proceeds from sale of guaranteed loans	17,365	12,999
Principal collected on loans	2,365	2,071
Other operating activity	(192)	(300)
Changes in operating assets and liabilities:
Accounts receivable and interest receivable	(2,045)	(58)
Other assets	(1,681)	(2,151)
Accounts payable and accrued expenses	(3,956)	(6,287)
Deferred leasing costs	(2,926)	(4,542)
Other liabilities	352	2,232
Due to related parties	621	2,083

Net cash provided by operating activities	37,050	36,670

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(14,074)	(12,903)
Acquisition of real estate properties	—	(44,936)
Loans funded	(24,683)	(8,438)
Cash and cash equivalents acquired in connection with the merger	—	3,185
Principal collected on loans	13,058	25,348
Restricted cash	1,200	(536)
Other investing activity	184	160

Net cash used in investing activities	(24,315)	(38,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgages payable	(15,692)	(3,194)
Proceeds from unsecured revolving lines of credit, revolving credit facility and term note, net	55,000	110,000
Payment of principal on secured borrowings—government guaranteed loans	(2,365)	(2,071)
Proceeds from secured borrowings—government guaranteed loans	—	1,978
Payment of deferred loan costs	(3,415)	(447)
Payment of dividends	(42,693)	(26,256)
Payment of special dividend and dividend assumed in acquisition	—	(59,286)
Distributions pre-merger	—	(16,100)
Contributions from noncontrolling interests	110	10
Proceeds from issuance of stock	—	201
Retirement of fractional shares of common stock	—	(3)
Noncontrolling interests' distributions	(38)	(148)

Net cash (used in) provided by financing activities	(9,093)	4,684

Change in cash balances included in assets held for sale	1,295	(2,593)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,937	641
CASH AND CASH EQUIVALENTS:
Beginning of period	17,615	16,796

End of period	$22,552	$17,437

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$10,520	$9,055

Federal income taxes paid	$505	$334

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additions to investments in real estate included in accounts payable and accrued expenses	$5,115	$3,168

Additions to investments in real estate included in other assets	$4,244	$—

Additions to deferred loan costs included in accounts payable and accrued expenses	$67	$120

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

1. ORGANIZATION AND OPERATIONS

        CIM Commercial Trust Corporation ("CIM Commercial") together with its wholly-owned subsidiaries (which, together with CIM Commercial may be referred to as "we," "us" or "our") primarily acquires, owns, and operates Class A and creative office properties in vibrant and improving urban communities throughout the United States. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, improving demographic trends and a propensity for growth. We also obtain income from the yield and other related fee income earned on our investments from our lending activities, which have principally been to borrowers in the hospitality industry. As discussed in Note 6, the lending segment is held for sale at June 30, 2015 and December 31, 2014. We were originally organized in 1993 as PMC Commercial Trust ("PMC Commercial"), a Texas real estate investment trust.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

        All shares of PMC Commercial Common Stock that were outstanding immediately prior to the closing of the Merger continued to remain outstanding following the Acquisition Date. In addition, stockholders of record of PMC Commercial at the close of the business day prior to the Acquisition Date received a special cash dividend of $27.50 per share of common stock plus that pro-rata portion of PMC Commercial's regular quarterly cash dividend accrued through the Acquisition Date, each of which was paid on March 25, 2014.

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

        Accordingly, the accompanying financial statements include (1) the historical financial information for CIM Urban for all periods presented, (2) the assets and liabilities of PMC Commercial acquired on March 11, 2014 and still owned or held by us in the consolidated balance sheet as of December 31, 2014 and June 30, 2015, respectively, and (3) the results of PMC Commercial's operations and cash flows in the consolidated statements of operations and comprehensive income and cash flows from the Acquisition Date. The equity of CIM Commercial is the historical equity of CIM Urban retroactively restated to reflect the number of shares of stock issued by PMC Commercial pursuant to the Merger Agreement. In connection with the reverse acquisition, for purposes of presenting equity for CIM Commercial, the historical stockholders of PMC Commercial were deemed to have been issued 2,119,244 shares of Common Stock (2,226,509 shares of Common Stock, less 107,265 shares of treasury stock) on the Acquisition Date.

        Consideration Transferred—The fair value of the consideration transferred in the reverse acquisition is determined based on the number of shares of stock the accounting acquirer would have to issue to the stockholders of the accounting acquiree in order to provide the same ratio of ownership in the combined entity following the completion of the Merger, and was determined to be the outstanding stock of PMC Commercial as of the Acquisition Date. The fair value of the consideration

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

2. MERGER (Continued)

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

2. MERGER (Continued)

        In order to allow CIM Commercial to increase its focus on Class A and creative office properties, our board of directors (the "Board of Directors") approved a plan for the lending business that, when completed, will result in the deconsolidation of the lending segment. As a result, the lending segment was held for sale at June 30, 2015 and December 31, 2014 (see Note 6).

        For the three and six months ended June 30, 2014, Merger related costs of $0 and $468,000, respectively, were included in transaction costs.

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

        Interim Financial Information—The accompanying interim consolidated financial statements of CIM Commercial have been prepared by our management in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Our accompanying interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 16, 2015.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Ordinary repairs and maintenance are expensed as incurred.

        Investments in real estate are evaluated for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two of the impairment testing under U.S. GAAP is based on either the income approach with market discount rate, terminal capitalization rate and rental rate assumptions being most critical, or on the sales comparison approach to similar properties. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment of long-lived assets was recognized during the three and six months ended June 30, 2015 and 2014.

        Loans Receivable—Our loans receivable included in assets held for sale are carried at their unamortized principal balance less unamortized acquisition discounts and premiums, retained loan discounts and loan loss reserves. For loans originated under the Small Business Administration's ("SBA") 7(a) Guaranteed Loan Program ("SBA 7(a) Program"), we sell the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loan, the unguaranteed portion of the loan retained by us is valued on a fair value basis and a discount (the "Retained Loan Discount") is recorded as a reduction in basis of the retained portion of the loan.

        At the Acquisition Date, the carrying value of our loans was adjusted to the estimated fair market value and acquisition discounts of $33,907,000 were recorded, which are being accreted to interest income, included in income from operations of assets held for sale, using the effective interest method. The amount of acquisition discounts that have not yet been accreted to income at June 30, 2015 was $23,828,000.

        A loan receivable is generally classified as non-accrual (a "Non- Accrual Loan") if (i) it is past due as to payment of principal or interest for a period of 60 days or more, (ii) any portion of the loan is classified as doubtful or is charged-off or (iii) the repayment in full of the principal and/or interest is in doubt. Generally, loans are charged-off when management determines that we will be unable to collect any remaining amounts due under the loan agreement, either through liquidation of collateral or other means. Interest income, included in income from operations of assets held for sale, on a Non-Accrual Loan is recognized on either the cash basis or the cost recovery basis.

        On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers' business models and future operations in accordance with Accounting Standards Codification ("ASC") 450-20, Contingencies—Loss Contingencies, and ASC 310-10, Receivables. The

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

allowance for losses on our impaired loans receivable decreased by $36,000 and increased by $65,000 during the three and six months ended June 30, 2015, respectively. No impairment on loans receivable was recorded for the three and six months ended June 30, 2014. We establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, we establish the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.

        Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred loan costs and deferred leasing costs. Deferred rent receivable was $55,313,000 and $53,622,000 at June 30, 2015 and December 31, 2014, respectively. Deferred loan costs, which represent legal and third-party fees incurred in connection with our borrowing activities, are capitalized and amortized to interest expense on a straight line basis over the life of the related loan, approximating the effective interest method. Deferred loan costs of $10,941,000 and $7,521,000 are presented net of accumulated amortization of $3,251,000 and $1,741,000 at June 30, 2015 and December 31, 2014, respectively. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight line basis over the terms of the related leases. Deferred leasing costs of $56,511,000 and $55,145,000 are presented net of accumulated amortization of $19,462,000 and $16,917,000 at June 30, 2015 and December 31, 2014, respectively.

        Noncontrolling Interests—Noncontrolling interests represent the interests in various properties owned by third parties.

        Discontinued Operations—We classify assets as held for sale when they meet the necessary criteria, which include: a) management commits to and actively embarks upon a plan to sell the assets, b) the assets to be sold are available for immediate sale in their present condition, c) the sale is expected to be completed within one year under terms usual and customary for such sales and d) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We believe that we meet these criteria because the plan for sale has been approved by the Board of Directors, there are no known significant contingencies related to the sale and management believes it is probable that the sale will be completed within one year.

        Assets held for sale are recorded at the lower of cost or estimated fair value less cost to sell. Revenues and expenses related to assets held for sale are presented as discontinued operations for all periods presented in the consolidated statements of operations and comprehensive income.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including the guidance on real estate de-recognition for most transactions. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. The modified approach provides entities relief from having to

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

restate and present comparable prior-year financial statement information; however, entities will still need to evaluate existing contracts as of the date of initial adoption under the ASU to determine whether a cumulative adjustment is necessary. We are currently in the process of evaluating the impact of adoption of the new accounting guidance on our consolidated financial statements.

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

        In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by: placing more emphasis on risk of loss when determining a controlling financial interest; reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE); and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

4. INVESTMENTS IN REAL ESTATE

        Investments in real estate consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Land	$354,035	$354,035
Land improvements	28,071	28,071
Buildings and improvements	1,504,902	1,501,603
Furniture, fixtures, and equipment	8,914	10,875
Tenant improvements	142,306	131,446
Work in progress	5,862	10,764

Investments in real estate	2,044,090	2,036,794
Accumulated depreciation	(343,676)	(320,857)

Net investments in real estate	$1,700,414	$1,715,937

        We recorded depreciation expense of $15,063,000 and $14,705,000 for the three months ended June 30, 2015 and 2014, respectively, and $31,343,000 and $28,852,000 for the six months ended June 30, 2015 and 2014, respectively.

5. OTHER INTANGIBLE ASSETS

        A schedule of our intangible assets and liabilities and related accumulated amortization and accretion as of June 30, 2015 and December 31, 2014 is as follows:

	Assets					Liabilities
June 30, 2015	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Franchise Affiliation Fee	Acquired Below-Market Ground Lease	Acquired Below-Market Leases
	(in thousands)
Gross balance	$1,072	$21,431	$4,273	$3,936	$11,685	$(19,750)
Accumulated amortization	(867)	(16,269)	(2,047)	(3,179)	(1,352)	12,403

	$205	$5,162	$2,226	$757	$10,333	$(7,347)

Average useful life (in years)	6	8	8	10	84	8

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

5. OTHER INTANGIBLE ASSETS (Continued)

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

        The amortization of the above-market leases which decreased rental and other property income was $79,000 and $98,000 for the three months ended June 30, 2015 and 2014, respectively, and $158,000 and $435,000 for the six months ended June 30, 2015 and 2014, respectively. The amortization of the below-market leases included in rental and other property income was $655,000 and $697,000 for the three months ended June 30, 2015 and 2014, respectively, and $1,310,000 and $1,345,000 for the six months ended June 30, 2015 and 2014, respectively. The amortization of in-place leases included in depreciation and amortization expense was $519,000 and $587,000 for the three months ended June 30, 2015 and 2014, respectively, and $1,048,000 and $1,199,000 for the six months ended June 30, 2015 and 2014, respectively. Included in depreciation and amortization expense is franchise affiliation fee amortization of $99,000 for each of the three months ended June 30, 2015 and 2014, and $198,000 for each of the six months ended June 30, 2015 and 2014. The amortization of advance bookings included in depreciation and amortization expense was $0 and $67,000 for the three months ended June 30, 2015 and 2014, respectively, and $0 and $134,000 for the six months ended June 30, 2015 and 2014, respectively. Tax abatement amortization of $138,000 for each of the three months ended June 30, 2015 and 2014, and $276,000 for each of the six months ended June 30, 2015 and 2014 is included in rental and other property operating expenses. Amortization of below-market ground lease obligation of $35,000 for each of the three months ended June 30, 2015 and 2014, and $70,000 for each of the six months ended June 30, 2015 and 2014 is included in rental and other property operating expenses.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

5. OTHER INTANGIBLE ASSETS (Continued)

        A schedule of future amortization and accretion of acquisition related intangible assets and liabilities as of June 30, 2015 is as follows:

	Assets					Liabilities
Years Ending December 31,	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Franchise Affiliation Fee	Acquired Below-Market Ground Lease	Acquired Below-Market Leases
	(in thousands)
2015 (Six months ending December 31, 2015)	$83	$793	$275	$196	$70	$(1,259)
2016	88	1,346	551	394	140	(2,502)
2017	26	915	551	167	140	(2,399)
2018	8	666	551	—	140	(963)
2019	—	488	298	—	140	(224)
Thereafter	—	954	—	—	9,703	—

	$205	$5,162	$2,226	$757	$10,333	$(7,347)

6. DISCONTINUED OPERATIONS

        We have reflected the lending segment, which was acquired on the Acquisition Date as disclosed in Note 2, as held for sale at June 30, 2015 and December 31, 2014, based on a plan approved by the Board of Directors to sell the lending business that, when completed, will result in the deconsolidation of the lending segment. In connection with our plan, we have expensed transaction costs of $61,000 and $224,000 during the three and six months ended June 30, 2015, respectively.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

6. DISCONTINUED OPERATIONS (Continued)

        The following is a reconciliation of the carrying amounts of assets and liabilities that are classified as held for sale on the consolidated balance sheets as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Assets held for sale
Loans receivable, net	$198,851	$189,052
Cash and cash equivalents	8,642	9,937
Restricted cash	965	916
Accounts receivable and interest receivable, net	733	738
Other intangible assets	2,957	2,957
Other assets	5,270	5,199

Total assets held for sale	$217,418	$208,799

Liabilities associated with assets held for sale
Debt	$39,280	$41,901
Accounts payable and accrued expenses	2,101	2,709
Other liabilities	4,001	5,181

Total liabilities associated with assets held for sale	$45,382	$49,791

        Loans receivable, net consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Commercial mortgage loans	$99,955	$108,864
SBA 7(a) loans, subject to secured borrowings	38,719	41,328
SBA 7(a) loans	40,447	38,707
Commercial real estate loans	19,639	—

Loans receivable	198,760	188,899
Deferred capitalized costs, net	347	292
Loan loss reserves	(256)	(139)

Net loans receivable	$198,851	$189,052

        Commercial Mortgage Loans—Represents loans to small businesses collateralized by first liens on the real estate of the related business.

        SBA 7(a) Loans, Subject to Secured Borrowings—Represents the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as "secured borrowings—government guaranteed loans." There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

        Debt consists of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Secured borrowing principal on loans sold for a premium and excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 4.03% and 3.92% at June 30, 2015 and December 31, 2014, respectively	$31,358	$33,654
Secured borrowing principal on loans sold for excess spread, variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 1.58%	5,016	5,085

	36,374	38,739
Unamortized premiums on loans sold for a premium and excess spread	2,906	3,162

Total secured borrowings—government guaranteed loans	$39,280	$41,901

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

6. DISCONTINUED OPERATIONS (Continued)

        Future principal payments on the debt (face value) at June 30, 2015 are as follows:

Years Ending December 31,	Secured Borrowings Principal(1)
(in thousands)
2015 (Six months ending December 31, 2015)	$895
2016	1,229
2017	1,269
2018	1,314
2019	1,361
Thereafter	30,306

$36,374

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

        The following is the detail of income from operations of assets held for sale classified as discontinued operations on the consolidated statement of operations and comprehensive income:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
	(in thousands)
Revenue—Interest and other income	$5,768	$6,271

Expenses:
Interest expense	120	374
Fees to related party(1)	1,093	—
General and administrative(1)	294	1,253
Provision for income taxes	277	300

Total expenses	1,784	1,927

Income from operations of assets held for sale	$3,984	$4,344

(1)
Salaries and related benefits of $1,018,000 were included in general and administrative expense for the three months ended June 30, 2014 while, as a result of the transfer of our employees to an affiliate (see Note 12), such expenses were included in fees to related party for the three months ended June 30, 2015.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

6. DISCONTINUED OPERATIONS (Continued)

	Six Months Ended June 30, 2015	From the Acquisition Date through June 30, 2014
	(in thousands)
Revenue—Interest and other income	$10,946	$7,797

Expenses:
Interest expense	421	554
Fees to related party(1)	2,236	—
General and administrative(1)	868	1,658
Provision for income taxes	475	308

Total expenses	4,000	2,520

Income from operations of assets held for sale	$6,946	$5,277

(1)
Salaries and related benefits of $1,325,000 were included in general and administrative expense for the period from the Acquisition Date through June 30, 2014 while, as a result of the transfer of our employees to an affiliate (see Note 12), such expenses were included in fees to related party for the six months ended June 30, 2015.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

7. DEBT

        Information on our debt is as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Mortgage loan with a fixed interest rate of 7.66% per annum, with monthly payments of principal and interest. The loan has a 20-year amortization schedule with a $25,324,000 balance due on December 1, 2015. The loan is nonrecourse.	$26,000	$26,783
Mortgage loan with a fixed interest rate of 4.50% per annum, with monthly payments of interest only for 10 years, and payments of interest and principal starting in February 2022. The loan has a $42,008,000 balance due on January 5, 2027. The loan is nonrecourse.	46,000	46,000
Mortgage loan with a fixed interest rate of 5.56% per annum, with monthly payments of principal and interest. The loan had a 10-year amortization schedule with a $12,288,000 balance due on July 1, 2015. The loan was nonrecourse. The loan was paid in full in April 2015.	—	12,442
Mortgage loan with a fixed interest rate of 6.65% per annum, with monthly payments of principal and interest. The loan has a 25-year amortization schedule with a $21,136,000 balance due on July 15, 2018. The loan is nonrecourse.	30,656	32,070
Mortgage loan with a fixed interest rate of 5.06% per annum, with monthly payments of principal and interest, and a balance of $33,068,000 due on September 1, 2015. The loan is nonrecourse.	33,290	33,734
Mortgage loans with a fixed interest rate of 5.39% per annum, with monthly payments of principal and interest, and a balance of $35,695,000 due on March 1, 2021. The loans are nonrecourse.	40,188	40,526
Mortgage loan with a fixed interest rate of 5.18% per annum, with monthly payments of principal and interest, and a balance of $26,232,000 due on June 5, 2021. The loan is nonrecourse.	30,021	30,292

	206,155	221,847
Premiums and discounts on assumed mortgages	1,547	1,961

Total Mortgages Payable	207,702	223,808

Junior subordinated notes with a variable interest rate which resets quarterly based on the 90-day LIBOR plus 3.25%, with quarterly interest only payments. Balance due at maturity on March 30, 2035.	27,070	27,070
Unsecured credit facilities	415,000	360,000

	442,070	387,070
Discount on junior subordinated notes	(2,128)	(2,164)

Total Other	439,942	384,906

Total Debt	$647,644	$608,714

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

7. DEBT (Continued)

        The mortgages payable are secured by deeds of trust on certain of the properties and assignments of rents.

        The junior subordinated notes may be redeemed at par at our option.

        In February 2012, CIM Urban entered into an unsecured revolving line of credit with a bank syndicate, which allowed for maximum borrowings of $100,000,000. Outstanding advances under the line of credit bore interest at LIBOR plus 1.75% to 2.50% until August 2013. In August 2013, the unsecured revolving line was amended, and outstanding advances under the line of credit bore interest at LIBOR plus 1.25% to 1.85%. The line of credit was also subject to an unused commitment fee of 0.25% or 0.35% depending on the amount of aggregate unused commitments. This line of credit was terminated and repaid in full in September 2014.

        In August 2013, CIM Urban entered into another unsecured revolving line of credit with a bank syndicate, as amended in April 2014, which allowed for maximum borrowings of $200,000,000. Outstanding advances under the line of credit bore interest at LIBOR plus 1.25% to 1.85%. The line of credit was also subject to an unused commitment fee of 0.25% or 0.35% depending on the amount of aggregate unused commitments. This line of credit was terminated and repaid in full in September 2014.

        In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. The credit facility can be increased to $1,150,000,000 under certain conditions. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at (i) the base rate, plus 0.20% to 1.00% or (ii) LIBOR plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bear interest at (i) the base rate, plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The delayed draw term loan was also subject to an unused line fee of 0.25%. The credit facility matures in September 2016 and provides for two one-year extension options under certain conditions. As of June 30, 2015 and December 31, 2014, $415,000,000 ($15,000,000 under the revolver and $400,000,000 under the term loans) and $360,000,000 ($35,000,000 under the revolver and $325,000,000 under the term loans), respectively, was outstanding under the credit facility and $435,000,000 and $490,000,000, respectively, was available for future borrowings. Proceeds from the unsecured credit facility were used for acquisitions and general corporate purposes and to repay $323,000,000 outstanding under our prior unsecured credit facilities. At June 30, 2015 and December 31, 2014, the interest rate on this unsecured credit facility ranged from 1.34% to 1.39% and 1.31% to 1.37%, respectively.

        In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $385,000,000. The term loan facility ranks pari passu with CIM Commercial's $850,000,000 credit facility described above; covenants under the term loan facility are substantially the same as those in the $850,000,000 credit facility.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

7. DEBT (Continued)

Outstanding advances under the term loan facility bear interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio. The unused portion of the term loan facility is also subject to an unused fee of 0.20%. With some exceptions, any prepayment of the term loan facility prior to May 2017 will be subject to a prepayment fee up to 2% of the outstanding principal amount. The term loan facility matures in May 2022. As of August 5, 2015, no amount has been drawn under the term loan facility. We have six months from the effective date to draw on the term loan facility and anticipate that we will fully draw on this facility prior to November 2015. Proceeds from the term loan facility may be used for acquisitions, refinancing of certain existing debt and other general corporate purposes.

        At June 30, 2015 and December 31, 2014, we were in compliance with all of our respective financial covenants.

        On April 1, 2015, we paid off a mortgage with an outstanding balance of $12,364,000 using the unsecured credit facility.

        At June 30, 2015 and December 31, 2014, accrued interest and unused commitment fees payable of $976,000 and $967,000, respectively, are included in accounts payable and accrued expenses.

        Future principal payments on our debt (face value) at June 30, 2015 are as follows:

Years Ending December 31,	Mortgages Payable	Other(1)	Total
	(in thousands)
2015 (Six Months Ending December 31, 2015)	$61,363	$—	$61,363
2016	4,354	415,000	419,354
2017	4,642	—	4,642
2018	24,300	—	24,300
2019	1,519	—	1,519
Thereafter	109,977	27,070	137,047

	$206,155	$442,070	$648,225

(1)
Represents the junior subordinated notes and unsecured credit facility.

8. STOCK-BASED COMPENSATION PLANS

        On March 11, 2014, we granted awards of 2,000 restricted shares of Common Stock to each of the independent members of the Board of Directors (6,000 in aggregate) which awards were effective upon the receipt of stockholder approval of the amendment of the 2005 Equity Incentive Plan on April 28, 2014. The shares of Common Stock vested in March 2015 based on a year of continuous service. In April 2015, an additional 2,000 restricted shares of Common Stock were granted to each of the independent members of the Board of Directors (6,000 in aggregate) under the 2005 Equity Incentive Plan, which will vest over a year of continuous service. Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period. We recorded compensation

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

8. STOCK-BASED COMPENSATION PLANS (Continued)

expense of $27,000 and $31,000 for the three months ended June 30, 2015 and 2014, respectively, and $59,000 and $31,000 for the six months ended June 30, 2015 and 2014, respectively, related to these restricted shares of Common Stock.

        We issued an aggregate of 4,000 restricted shares of Common Stock to two of our executive officers comprised of 2,000 shares of Common Stock issued on May 6, 2014 and 2,000 shares of Common Stock issued on March 6, 2015. The restricted shares of Common Stock vest based on two years of continuous service with one-third of the shares of Common Stock vesting immediately upon issuance and one-third vesting at the end of each of the next two years. Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period. We recognized compensation expense of $8,000 and $19,000 for the three months ended June 30, 2015 and 2014, respectively, and $26,000 and $19,000 for the six months ended June 30, 2015 and 2014, respectively, related to these restricted shares of Common Stock.

        As of June 30, 2015, there was $103,000 of total unrecognized compensation expense related to these restricted shares of Common Stock which will be recognized over the next two years.

        In addition, on June 12, 2014, we granted 11,850 options with an exercise price of $23.16 (the closing price of our Common Stock on such date). We recorded compensation expense of $8,000 for the three and six months ended June 30, 2014 related to this option grant. These options were forfeited effective January 31, 2015.

9. EARNINGS PER SHARE ("EPS")

        The computations of basic EPS are based on our weighted average shares outstanding. The basic weighted average common shares outstanding were 97,589,000 and 97,571,000 for the three months ended June 30, 2015 and 2014, respectively, and 97,586,000 and 96,758,000 for the six months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014, the weighted average shares outstanding were increased by 0 and 5,000 shares, respectively, to reflect the dilutive effect of stock options; for the six months ended June 30, 2015 and 2014, the dilutive effect of stock options was 0 and 6,000 shares, respectively. EPS for the year to date period may differ from the sum of quarterly EPS amounts due to the required method of computing EPS in the respective periods.

        For purposes of calculating basic EPS for the three and six months ended June 30, 2014, the approximately 65,000,000 shares of preferred stock issued in connection with the Merger were assumed to have been converted into approximately 91,040,000 shares of Common Stock. As of the Acquisition Date, a subsidiary of CIM REIT had agreed to vote its 97.8% post-Merger ownership of CIM Commercial in favor of an increase in the number of authorized CIM Commercial shares of Common Stock to one billion (200,000,000 after giving effect to the reverse stock split), thereby satisfying the condition for the automatic conversion of these shares. The actual conversion of the shares of preferred stock to shares of Common Stock occurred on April 29, 2014.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

10. DIVIDENDS DECLARED

        Dividends declared during the six months ended June 30, 2015 and 2014 consisted of the following:

        On March 6, 2015 and June 12, 2015, we declared common share dividends of $0.21875 per share of Common Stock which were paid on March 27, 2015 and June 29, 2015, respectively.

        CIM Urban paid a distribution of $16,100,000 in 2014 prior to the Acquisition Date ($0.1685 per share of Common Stock, as converted).

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

11. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on our consolidated balance sheets were as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
	(in thousands)
Assets held for sale:
Loans receivable subject to credit risk	$140,385	$146,482	$147,648	$154,252	3
SBA 7(a) loans receivable, subject to secured borrowings	38,793	39,596	41,404	41,901	3
Commercial real estate loans	19,673	19,639	—	—	3
Liabilities:
Secured borrowings—government guaranteed loans, included in liabilities associated with assets held for sale	39,280	39,280	41,901	41,901	3
Junior subordinated notes	24,942	24,955	24,906	24,877	3
Mortgages payable	207,702	211,953	223,808	231,806	3
Unsecured credit facilities	415,000	415,000	360,000	360,000	3

        Management's estimation of the fair value of our financial instruments is based on a Level 3 valuation in the fair value hierarchy established for disclosure of how a company values its financial instruments. In general, quoted market prices from active markets for the identical financial instrument (Level 1 inputs), if available, should be used to value a financial instrument. If quoted prices are not available for the identical financial instrument, then a determination should be made if Level 2 inputs are available. Level 2 inputs include quoted prices for similar financial instruments in active markets for identical or similar financial instruments in markets that are not active (i.e., markets in which there are few transactions for the financial instruments, the prices are not current, price quotations vary substantially, or in which little information is released publicly). There is limited reliable market information for our financial instruments and we utilize other methodologies based on unobservable inputs for valuation purposes since there are no Level 1 or Level 2 inputs available. Accordingly, Level 3 inputs are used to measure fair value.

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

        Loans Receivable Subject to Credit Risk—Loans receivable were initially recorded at estimated fair value at the Acquisition Date. Loans receivable originated subsequent to the Acquisition Date are recorded at cost upon origination and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

11. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

anticipated future cash flows using certain assumptions. At June 30, 2015, our assumptions included discount rates ranging from 6.75% to 15.00% and prepayment rates of 15.00%. At December 31, 2014, our assumptions included discount rates ranging from 5.90% to 14.90% and prepayment rates of 15.00%.

        SBA 7(a) Loans Receivable, Subject to Secured Borrowings—These loans receivable represent the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings-government guaranteed loans (a liability associated with assets held for sale on our consolidated balance sheets (Note 6)). There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal. In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows taking into consideration the lack of credit risk using a prepayment rate of 15.00%.

        Commercial Real Estate Loans—In order to determine the estimated fair value of our commercial real estate loan receivable which consists of one mezzanine loan, we use a present value technique for the anticipated future cash flows using certain assumptions including a discount rate of 9.72%. There is no prepayment anticipated and no potential credit deterioration anticipated on this loan.

        Secured Borrowings—Government Guaranteed Loans—The carrying amount of secured borrowings-government guaranteed loans approximates fair value, as the interest rates on these secured borrowings approximate current market interest rates, and includes the unamortized deferred cash premiums collected on the sale of the government guaranteed portions of the related loans, which are included in liabilities associated with assets held for sale.

        Junior Subordinated Notes—The fair value of the junior subordinated notes is estimated based on current interest rates available for debt instruments with similar terms. Discounted cash flow analysis is generally used to estimate the fair value of our junior subordinated notes. The rate used was 4.11% and 3.83% at June 30, 2015 and December 31, 2014, respectively.

        Unsecured Credit Facilities—The carrying amount is a reasonable estimation of fair value as the interest rates on the unsecured credit facilities are variable and are at current market interest rates.

        Mortgage Notes Payable—The fair values of mortgage notes are estimated based on current interest rates available for debt instruments with similar terms. The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 4.20% to 4.55% at June 30, 2015 and 3.92% to 4.12% at December 31, 2014.

12. RELATED-PARTY TRANSACTIONS

        CIM Urban REIT Management, LP (the "Advisor"), an affiliate of CIM REIT, provides asset management services to CIM Urban. For these services, CIM Urban pays asset management fees to the

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

12. RELATED-PARTY TRANSACTIONS (Continued)

Advisor on a quarterly basis in arrears. The fee is calculated as a percentage of the daily average adjusted fair value of our investments, as defined, as follows:

Daily Average Adjusted Fair Value of CIM Urban's Investments
		Quarterly Fee Percentage
From Greater of	To and Including
(in thousands)
$—	$500,000	0.2500%
500,000	1,000,000	0.2375%
1,000,000	1,500,000	0.2250%
1,500,000	4,000,000	0.2125%
4,000,000	20,000,000	0.1000%

        The Advisor earned asset management fees of $6,176,000 and $5,798,000 for the three months ended June 30, 2015 and 2014, respectively, and $12,318,000 and $11,479,000 for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015 and December 31, 2014, asset management fees of $6,285,000 and $5,867,000, respectively, were due to the Advisor.

        CIM Management, Inc. and certain of its affiliates (collectively, the "CIM Management Entities"), all affiliates of CIM REIT, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $1,463,000 and $1,272,000 for the three months ended June 30, 2015 and 2014, respectively, and $2,926,000 and $ 2,531,000 for the six months ended June 30, 2015 and 2014, respectively. CIM Urban also reimbursed the CIM Management Entities $2,229,000 and $1,749,000 during the three months ended June 30, 2015 and 2014, respectively, and $4,286,000 and $3,793,000 for the six months ended June 30, 2015 and 2014, respectively, for the cost of on-site personnel incurred on behalf of CIM Urban, which is included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $40,000 and $839,000 for the three months ended June 30, 2015 and 2014, respectively, and $93,000 and $1,351,000 for the six months ended June 30, 2015 and 2014, respectively, which were capitalized to deferred charges. In addition, the CIM Management Entities earned development management fees of $222,000 and $157,000 for the three months ended June 30, 2015 and 2014, respectively, and $447,000 and $244,000 for the six months ended June 30, 2015 and 2014, respectively, which were capitalized to investments in real estate.

        At June 30, 2015 and December 31, 2014, fees payable and expense reimbursements due to the CIM Management Entities of $1,785,000 and $2,518,000, respectively, were included in due to related parties. Also included in due to related parties at June 30, 2015 and December 31, 2014 was ($88,000) and $76,000, respectively, due (from) to the CIM Management Entities and related parties.

        On the Acquisition Date, pursuant to the terms of the Merger Agreement, CIM Commercial and its subsidiaries entered into the Master Services Agreement (the "Master Services Agreement") with CIM Service Provider, LLC (the "Manager") pursuant to which the Manager provides or arranges for other service providers to provide management and administration services to CIM Commercial and its

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

12. RELATED-PARTY TRANSACTIONS (Continued)

subsidiaries following the Merger. Pursuant to the Master Services Agreement, CIM Commercial pays a base service fee (the "Base Service Fee") to the Manager initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. Based on the annual escalation factor, the Base Service Fee for 2015 is $1,010,000. The Base Service Fee began to accrue on the Acquisition Date and was pro-rated based on the number of days during the first quarter in which the Master Services Agreement was in effect. The Manager earned a Base Service Fee of $253,000 and $250,000 for the three months ended June 30, 2015 and 2014, respectively, and $506,000 and $306,000 for the six months ended June 30, 2015 and 2014, respectively. In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. During the six months ended June 30, 2015 and 2014, such services performed by the Manager included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources and corporate communications. The Manager's compensation is based on the salaries and benefits of the employees of the Manager and/or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). We expensed $899,000 and $290,000 for the three months ended June 30, 2015 and 2014, respectively, and $1,590,000 and $290,000 for the six months ended June 30, 2015 and 2014, respectively, for such services. At June 30, 2015 and December 31, 2014, $1,825,000 and $725,000 was due to the Manager, respectively, for such services.

        As of January 1, 2015, all of our employees moved to CIM SBA Staffing, LLC, ("CIM SBA"), an affiliate of CIM Group, L.P. ("CIM Group"), except for two of our executives, who became jointly employed by us and CIM SBA and their employment agreements with us continue in full force and effect. In connection with this move, on January 1, 2015, we entered into a Staffing and Reimbursement Agreement with CIM SBA and our subsidiary, PMC Commercial Lending, LLC, which provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing such personnel and resources. For the three months ended June 30, 2015, we expensed $1,093,000 and $128,000 related to services subject to reimbursement by us under this agreement which are included in discontinued operations and asset management and other fees to related parties, respectively; for the six months ended June 30, 2015, we expensed $2,236,000 and $251,000 related to such services which are included in discontinued operations and asset management and other fees to related parties, respectively.

13. COMMITMENTS AND CONTINGENCIES

        Loan Commitments—Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund loans were $20,384,000 at June 30, 2015, the majority of which were for prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Program loans, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        General—In connection with the ownership and operation of real estate properties, we have certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. CIM Commercial had a total of $23,883,000 in future obligations under leases to fund tenant improvements and other future construction obligations at June 30, 2015.

        Employment Agreements—We have employment agreements with two of our executive officers. Under certain circumstances, as defined within the agreements, the agreements provide for (1) severance compensation or change in control payments to the executive officer in an amount equal to 2.99 times the average of the last three years' annual compensation paid to the executive officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual salary paid to the executive officer. In addition, to the extent the executive is employed by us on January 1, 2016 and such executive is not entitled to any disability, death or severance payments, the executive would receive share awards as a retention bonus which would vest immediately upon grant. In aggregate, the executive officers would receive 105,000 share awards. We recorded compensation expense of $316,000 and $315,000 for the three months ended June 30, 2015 and 2014, respectively, related to these share awards; for the six months ended June 30, 2015 and 2014, such compensation expense was $632,000 and $315,000, respectively. At June 30, 2015, there was $631,000 of total unrecognized compensation expense relating to these share awards that will be recognized during 2015.

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

        We are not currently involved in any other material pending or threatened legal proceeding nor, to our knowledge, is any material legal proceeding currently threatened against us, other than routine litigation arising in the ordinary course of business. In the normal course of business, we are periodically a party to certain legal actions and proceedings involving matters that are generally incidental to our business. While the outcome of these legal actions and proceedings cannot be predicted with certainty, in management's opinion, the resolution of these legal proceedings and actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

        Rent Expense—The ground lease for a property provides for current annual rent of $503,000, payable quarterly, inclusive of an increase on June 1, 2015, and increases every five years thereafter based on the greater of 15% or 50% of the increase in the Consumer Price Index during a five-year adjustment period. In addition, commencing on June 1, 2040 and June 1, 2065, the rent payable during the balance of the lease term shall be increased by an amount equal to 10% of the rent payable during the immediately preceding lease year. The lease term is through May 31, 2089. If the landlord decides to sell the leased property, we have the right of first refusal.

        Rent expense under this lease, which includes straight line rent and amortization of acquired below-market ground lease, was $438,000 for each of the three months ended June 30, 2015 and 2014, and $876,000 for each of the six months ended June 30, 2015 and 2014. We record rent expense on a straight line basis. Straight line rent liability of $11,625,000 and $11,038,000 is included in other liabilities in the accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.

        We lease office space in Dallas, Texas under a lease which expires in May 2018. We recorded rent expense of $72,000 and $49,000 for the three months ended June 30, 2015 and 2014, respectively, and $130,000 and $65,000 for the six months ended June 30, 2015 and the period from the Acquisition Date through June 30, 2014, respectively, which is included in discontinued operations.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        Scheduled future noncancelable minimum lease payments at June 30, 2015 are as follows:

Years Ending December 31,	(in thousands)
2015 (Six months ending December 31, 2015)	$361
2016	743
2017	749
2018	607
2019	503
Thereafter	128,528

$131,491

14. FUTURE MINIMUM LEASE RENTALS

        Future minimum rental revenues under long-term operating leases at June 30, 2015, excluding tenant reimbursements of certain costs, are as follows:

Years Ending December 31,	Governmental Tenants	Other Tenants	Total
	(in thousands)
2015 (Six months ending December 31, 2015)	$27,985	$52,995	$80,980
2016	48,608	94,676	143,284
2017	43,210	90,231	133,441
2018	40,568	70,328	110,896
2019	38,207	58,932	97,139
Thereafter	118,653	203,760	322,413

	$317,231	$570,922	$888,153

15. CONCENTRATIONS

        Tenant Revenue Concentrations—Rental revenues from the U.S. General Services Administration and other government agencies (collectively, "Governmental Tenants"), which primarily occupy properties located in Washington, D.C., accounted for approximately 22.9% and 24.5% of our rental and other property income for the three months ended June 30, 2015 and 2014, respectively, and 22.8% and 25.1% for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015 and December 31, 2014, $6,915,000 and $7,168,000, respectively, was due from Governmental Tenants (see Note 14).

        Geographical Concentrations of Investments in Real Estate—As of June 30, 2015 and December 31, 2014, we owned 21 office properties, five multifamily properties, and three hotel properties, located in four states and Washington, D.C.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

15. CONCENTRATIONS (Continued)

        Our revenue concentrations from properties are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
California	63.0%	60.2%	62.8%	60.3%
Washington, D.C.	24.5	23.9	24.2	24.3
Texas	7.8	7.7	7.6	7.7
North Carolina	4.5	6.1	4.5	5.6
New York	0.2	2.1	0.9	2.1

	100.0%	100.0%	100.0%	100.0%

        Our real estate investment concentrations from properties are as follows:

	June 30, 2015	December 31, 2014
California	52.5%	52.3%
Washington, D.C.	31.1	31.2
Texas	7.4	7.4
North Carolina	5.4	5.5
New York	3.6	3.6

	100.0%	100.0%

16. SEGMENT DISCLOSURE

        In accordance with ASC Topic 280, Segment Reporting, our reportable segments consist of three types of commercial real estate properties, namely, office, hotel and multifamily, as well as a segment for our lending operations, which is held for sale as of June 30, 2015. Management internally evaluates the operating performance and financial results of the segments based on net operating income. We also have certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to our audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on March 16, 2015.

        We evaluate the performance of our real estate segments based on net operating income, which is defined as rental and other property income and tenant reimbursements less property and related expenses, and excludes nonproperty income and expenses, interest expense, depreciation and amortization, corporate related general and administrative expenses, and transaction costs.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

16. SEGMENT DISCLOSURE (Continued)

        The net operating income of our reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Office:
Revenues	$47,084	$45,181	$93,699	$88,455

Property expenses:
Operating	20,060	17,933	39,451	35,586
General and administrative	113	76	426	392

Total property expenses	20,173	18,009	39,877	35,978

Segment net operating income—office	26,911	27,172	53,822	52,477

Hotel:
Revenues	15,822	14,798	31,541	29,137

Property expenses:
Operating	9,987	9,923	20,664	19,769
General and administrative	38	36	79	73

Total property expenses	10,025	9,959	20,743	19,842

Segment net operating income—hotel	5,797	4,839	10,798	9,295

Multifamily:
Revenues	4,013	5,208	8,918	10,192

Property expenses:
Operating	2,938	2,583	5,579	4,670
General and administrative	90	54	173	79

Total property expenses	3,028	2,637	5,752	4,749

Segment net operating income—multifamily	985	2,571	3,166	5,443

Total segment net operating income	$33,693	$34,582	$67,786	$67,215

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

16. SEGMENT DISCLOSURE (Continued)

        A reconciliation of segment net operating income to net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Total segment net operating income	$33,693	$34,582	$67,786	$67,215
Interest	(5,586)	(4,565)	(10,989)	(8,602)
General and administrative	(1,714)	(2,191)	(3,869)	(2,587)
Asset management fees and other fees to related parties	(7,456)	(6,338)	(14,665)	(12,075)
Transaction costs	(373)	(32)	(801)	(500)
Depreciation and amortization	(17,566)	(17,286)	(36,694)	(33,915)
Bargain purchase gain	—	—	—	4,918

Income from continuing operations	998	4,170	768	14,454
Discontinued operations
Income from operations of assets held for sale	3,984	4,344	6,946	5,277

Net income from discontinued operations	3,984	4,344	6,946	5,277

Net income	4,982	8,514	7,714	19,731
Net income attributable to noncontrolling interests	(6)	(115)	(6)	(113)

Net income attributable to stockholders	$4,976	$8,399	$7,708	$19,618

        The condensed assets for each of the segments as of June 30, 2015 and December 31, 2014, along with capital expenditures and loan originations for the six months ended June 30, 2015 and 2014, are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Condensed assets:
Office	$1,517,155	$1,534,610
Hotel	177,284	174,679
Multifamily	170,241	171,226
Lending assets held for sale	217,418	208,799
Non-segment assets	8,690	5,368

Total assets	$2,090,788	$2,094,682

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

16. SEGMENT DISCLOSURE (Continued)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Capital expenditures(1):
Office	$14,200	$11,428
Hotel	738	721
Multifamily	882	429

Total capital expenditures	15,820	12,578

Loan originations included in assets held for sale	41,121	25,191

Total capital expenditures and loan originations	$56,941	$37,769

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

        The following discussion of our financial condition at June 30, 2015 and results of operations for the three and six months ended June 30, 2015 and 2014 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014. For a more detailed description of the risks affecting our financial condition and results of operations, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

        Our real estate business is managed by affiliates of CIM Group. CIM Group is a vertically-integrated, full-service investment manager with multi-disciplinary expertise and in-house research, acquisition, investment, development, finance, leasing, and management capabilities. CIM Group is headquartered in Los Angeles and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; and New York, New York.

Properties

        As of June 30, 2015, our investments, excluding assets held for sale, consisted of (i) 21 office properties comprised of approximately 5.6 million rentable square feet, (ii) five multifamily properties comprised of 930 units, (iii) three hotels comprised of 1,070 rooms, (iv) three parking garages, two of which have street level retail space, and (v) one development site.

Strategy

        Our investment strategy is centered around CIM Group's community qualification process. We believe this strategy provides us with a significant competitive advantage when making urban real estate investments. The qualification process generally takes between six months and five years and is a critical component of CIM Group's investment evaluation. CIM Group examines the characteristics of a market to determine whether the district justifies the extensive efforts CIM Group undertakes in reviewing and making potential investments in its Qualified Communities. Qualified Communities generally fall into one of two categories: (i) transitional urban districts and (ii) well-established, thriving urban areas (typically major central business districts). CIM Group typically spends significant time and resources qualifying targeted investment communities prior to making any acquisitions. Since 1994, CIM Group has qualified 97 communities and has deployed capital in 48 of these qualified communities. Although we may not invest exclusively in Qualified Communities, it is expected that most of our investments will be identified through this systematic process.

        We have been reviewing our strategies with respect to certain of our non-office real estate portfolio. As a result of such review, we intend to seek to divest our hotel properties as well as an office building in Orange County, California. We believe that the sales of these properties, together with the plan approved previously by the Board of Directors to sell the lending business, will allow us to increase our focus on stabilized Class A and creative office properties located in vibrant and improving urban communities throughout the United States. We continuously evaluate our portfolio and such review may result in additional dispositions that no longer fit our overall objectives.

The Merger

        On July 8, 2013, PMC Commercial entered into the Merger Agreement with CIM REIT, an affiliate of CIM Group, and subsidiaries of the respective parties. The Merger Agreement provided for the business combination of CIM REIT's wholly owned subsidiary, CIM Urban, and PMC Commercial. Pursuant to the Merger Agreement, Urban II, an affiliate of CIM REIT, received 4,400,000 shares of newly-issued PMC Commercial Common Stock and approximately 65,000,000 shares of newly-issued PMC Commercial preferred stock. Following the Merger and subsequent increase in our authorized number of shares, each share of preferred stock was converted into 1.4 shares of PMC Commercial Common Stock, resulting in the issuance of approximately 95,440,000 shares of common stock in the aggregate in connection with the Merger, representing approximately 97.8% of PMC Commercial's outstanding shares of common stock.

        All shares of PMC Commercial Common Stock that were outstanding immediately prior to the closing of the Merger continued to remain outstanding following the Acquisition Date. In addition, stockholders of record of PMC Commercial at the close of the business day prior to the Acquisition Date received a special cash dividend of $27.50 per share of PMC Commercial Common Stock plus that pro-rata portion of PMC Commercial's regular quarterly cash dividend accrued through the Acquisition Date, each of which was paid on March 25, 2014.

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

        We have reflected the lending segment as held for sale at June 30, 2015 and December 31, 2014, based on a plan approved by the Board of Directors to sell the lending business that, when completed, will result in the deconsolidation of the lending segment, allowing us to increase our focus on Class A and creative office properties while independently expanding, diversifying and growing the lending business.

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

        Like any metric, FFO should not be used as the only measure of our performance because it excludes depreciation and amortization and captures neither the changes in the value of our real estate properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our operating results. Other REITs may not calculate FFO in accordance with NAREIT; accordingly, our FFO may not be comparable to those other REITs'

FFO. Therefore, FFO should be considered only as a supplement to net income as a measure of our performance and should not be used as a supplement to or substitute measure for cash flow from operating activities computed in accordance with U.S. GAAP. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends.

        The following table sets forth a reconciliation of net income to FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net income attributable to stockholders	$4,976	$8,399	$7,708	$19,618
Depreciation and amortization	17,566	17,286	36,694	33,915
Net income attributable to noncontrolling interests	6	115	6	113

FFO	$22,548	$25,800	$44,408	$53,646

        FFO decreased to $22,548,000, or 12.6%, for the three months ended June 30, 2015, compared to $25,800,000 for the three months ended June 30, 2014. The decrease was primarily attributable to a decrease of $1,586,000 in multifamily net operating income, primarily from recent vacancy in our New York property which is in the process of being re-leased as individual units, an increase of $1,118,000 in asset management fees and other fees to related parties, an increase of $1,021,000 in interest expense from higher debt levels, and an increase of $341,000 in acquisition related costs, partially offset by an increase of $958,000 in hotel net operating income.

        FFO decreased to $44,408,000, or 17.2%, for the six months ended June 30, 2015, compared to $53,646,000 for the six months ended June 30, 2014. The decrease was primarily attributable to the recognition of the bargain purchase gain of $4,918,000 in the first six months of 2014, an increase of $2,590,000 in asset management fees and other fees to related parties, an increase of $2,387,000 in interest expense from higher debt levels, an increase of $1,282,000 in corporate general and administrative expenses, and a decrease of $2,277,000 in multifamily net operating income, primarily from our New York property which is in the process of being re-leased as individual units, partially offset by an increase of $1,345,000 in office net operating income primarily due to revenues related to the office properties acquired in April and October 2014, and revenue increases at certain properties in the Los Angeles area, which experienced higher occupancy during the first six months of 2015 compared to the first six months of 2014, an increase of $1,503,000 in hotel net operating income primarily due to RevPAR growth, and a $1,669,000 increase from the operations of the lending segment included in discontinued operations, which in the first six months of 2014 included activity for the period from Acquisition Date to June 30, 2014.

Rental Rate Trends

        Office Rental Rates:    The following table sets forth the annualized rent per occupied square foot across our office portfolio:

	As of June 30,
	2015	2014
Annualized rent per occupied square foot(1)	$36.37	$35.77

(1)
Represents gross monthly base rent under commenced leases, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements for the twelve months ended June 30, 2015 and 2014 were approximately $7,200,000 and $12,000,000, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.

          Over the next four quarters, we expect to see expiring cash rents as set forth in the table below:

	For the Three Months Ended
	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
Expiring Cash Rents:
Expiring square feet(1)	301,974	264,609	63,648	59,061
Expiring rent per square foot(2)	$33.09	$48.03	$42.75	$43.03

(1)
All month-to-month tenants occupying a total of 72,317 square feet are included in the expiring leases in the first quarter listed.

(2)
Represents gross monthly base rent, as of June 30, 2015, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

        During the three and six months ended June 30, 2015, we executed leases with terms longer than 12 months totaling 125,262 and 278,691 square feet, respectively. The table below sets forth information on certain of our executed leases during the three and six months ended June 30 2015, excluding space that was vacant for more than one year.

	Number of Leases(1)(2)	Rentable Square Feet(2)	New Cash Rents per Square Foot(2)(3)	Expiring Cash Rents per Square Foot(2)(3)
Three Months Ended June 30, 2015(3)	10	65,360	$36.86	$37.68
Six Months Ended June 30, 2015(3)	21	180,180	$38.45	$41.83

(1)
Based on the number of tenants.

(2)
Excludes leases for which the space was vacant longer than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and spaces where the previous tenant was a related party.

(3)
Cash rents represent gross annual base rent. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

        Quarterly fluctuations in submarkets, buildings and term of the expiring leases cause large variations in these numbers and make predicting the changes in rent in any specific quarter difficult. Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional and economic growth and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations and cash flows.

        Multifamily Rates:    The following table sets forth the monthly rent per occupied unit across our multifamily portfolio:

	As of June 30,
	2015	2014
Monthly rent per occupied unit(1)	$1,712	$1,853

(1)
Represents gross monthly base rent under commenced leases, divided by occupied units. This amount reflects total cash rent before concessions. The New York property is in the process of being re-leased as individual units. Monthly rent per occupied unit excluding the New York property is $1,570 and $1,527 as of June 30, 2015 and 2014, respectively.

        Occupancy Rates:    The following table sets forth the occupancy rates across our office and multifamily real estate portfolios:

	As of June 30,
	2015	2014
Office portfolio	85.2%	82.1%
Multifamily portfolio(1)	89.0%	96.6%

(1)
The multifamily occupancy as of June 30, 2015 reflects 36.4% occupancy for our New York property, as our corporate housing tenant terminated its lease in March 2015 and we are in the process of re-leasing the property as individual units. The occupancy rate for the multifamily portfolio excluding the New York property is 96.1% as of both June 30, 2015 and 2014.

        Hotel Statistics:    The following table sets forth the occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") for the hotel portfolio:

	For the Six Months Ended June 30,
	2015	2014
Rental Rate Trends—Hotel Statistics
Occupancy	84.5%	82.3%
ADR	$130.77	$122.51
RevPAR	$110.56	$100.83

Secondary Market Loan Sales

        Our lending division, which is reflected as held for sale at June 30, 2015 and December 31, 2014, sells loans originated pursuant to the SBA 7(a) Program. The SBA guaranteed portion of these loans are sold in legal sale transactions to either dealers in government guaranteed loans or institutional investors as the loans are fully funded. These government guaranteed portions of loans may be sold for (1) a cash premium and the minimum 1% SBA required servicing spread, (2) significant future servicing spread and no cash premium or (3) future servicing spread and a cash premium of 10%. We are required to permanently treat certain of the proceeds received from these legally sold portions of loans (those loans sold solely for future servicing spread and those loans sold for a cash premium of 10% and future servicing spread) as secured borrowings (debt), which are included in the accompanying consolidated balance sheet as liabilities associated with assets held for sale, and 100% of the loans are included in assets held for sale.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Overview

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Total revenues	$66,919	$65,187	$1,732	2.7%
Total expenses	$65,921	$61,017	$4,904	8.0%
Income from operations of assets held for sale	$3,984	$4,344	$(360)	(8.3)%
Net income	$4,982	$8,514	$(3,532)	(41.5)%

        Net income decreased to $4,982,000 for the three months ended June 30, 2015, compared to $8,514,000 for the corresponding period in 2014. The decrease was primarily attributable to a decrease of $1,586,000 in multifamily net operating income, primarily from recent vacancy in our New York property which is in the process of being re-leased as individual units, an increase of $1,118,000 in asset management fees and other fees to related parties, an increase of $1,021,000 in interest expense from higher debt levels, and an increase of $341,000 in acquisition related costs, partially offset by an increase of $958,000 in hotel net operating income.

        CIM Commercial operates in four segments: office, hotel and multifamily properties and lending. The lending segment is classified as held for sale at June 30, 2015 and December 31, 2014 and included in discontinued operations. Set forth and described below are summary segment results for our three segments included in continuing operations.

Summary Segment Results

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Revenues:
Office	$47,084	$45,181	$1,903	4.2%
Hotel	15,822	14,798	1,024	6.9%
Multifamily	4,013	5,208	(1,195)	(22.9)%
Expenses:
Office	20,173	18,009	2,164	12.0%
Hotel	10,025	9,959	66	0.7%
Multifamily	3,028	2,637	391	14.8%

Revenues

        Office Revenue:    Revenues include rental revenues from office properties, expense reimbursements and lease termination income. Office properties revenue increased to $47,084,000, or 4.2%, for the three months ended June 30, 2015 compared to $45,181,000 for the corresponding period in 2014, primarily due to revenues related to the office properties acquired in April 2014 and October 2014, and revenue increases at certain properties in Los Angeles, California, which experienced higher occupancy during the second quarter of 2015 compared to the second quarter of 2014. Additionally, certain properties in the metro Washington D.C. area and Los Angeles, California experienced higher expense reimbursements revenue during the second quarter of 2015 compared to the second quarter of 2014. The increase in revenue at California and the metro Washington D.C. area properties is partially offset by a decrease at our North Carolina property due to recognition of fees related to early termination of a large tenant in April 2014.

        Hotel Revenue:    Hotel revenue increased to $15,822,000, or 6.9%, for the second quarter of 2015 compared to $14,798,000 for the second quarter of 2014. The increase is primarily due to the RevPAR growth at our three hotels, due to increases in both occupancy and rates.

        Multifamily Revenue:    Multifamily revenue decreased to $4,013,000, or 22.9%, for the second quarter of 2015 compared to $5,208,000 for the second quarter of 2014. The decrease is primarily due to lower multifamily revenue at our New York property for the second quarter of 2015, as our corporate housing tenant terminated its lease in March 2015 and the property is in the process of being re-leased as individual units.

Expenses

        Office Expenses:    Office properties expenses increased to $20,173,000, or 12.0%, for the second quarter of 2015 compared to $18,009,000 for the second quarter of 2014. The increase is primarily due to an increase in real estate taxes and tenant reimbursable expenses at our California and metro Washington D.C. area properties. We expect the increases in real estate taxes will be sustained for our Washington D.C. area properties for the remainder of the year.

        Hotel Expenses:    Hotel expenses increased to $10,025,000, or 0.7%, for the second quarter of 2015 compared to $9,959,000 for the second quarter of 2014. The increase is primarily due to increased variable costs associated with higher occupancy during the second quarter of 2015 compared to the second quarter of 2014 at our three hotel properties, offset by a decrease in real estate taxes at our hotel property in Sacramento, California due to a reduction of tax accruals following the receipt of the actual tax assessment.

        Multifamily Expenses:    Multifamily expenses increased to $3,028,000, or 14.8%, for the second quarter of 2015 compared to $2,637,000 for the second quarter of 2014. The increase is primarily due to an increase in expenses associated with re-leasing our New York property as individual units during the second quarter of 2015, partially offset by a decrease in real estate taxes at one of our Dallas properties, due to a tax appeal refund.

        Interest Expense:    Interest expense, which is not allocated to our segments, was $5,586,000 for the three months ended June 30, 2015, an increase of $1,021,000, or 22.4%, compared to the corresponding period in 2014. The increase is mainly due to incremental credit facility borrowings during the last six months of 2014 and in the first six months of 2015 and an increase in amortization of deferred loan costs related to the September 2014 credit facility, partially offset by lower interest expense from amortizing fixed-rate mortgages as a result of the repayment of approximately $12,364,000 in fixed rate mortgages in April 2015.

        General and Administrative Expenses:    General and administrative expenses, which are not allocated to our operating segments, decreased to $1,714,000 for the second quarter of 2015 compared to $2,191,000 for the corresponding period in 2014. The decrease is primarily due to nonrecurring expenses related to the Merger during the second quarter of 2014, and a decrease in salaries, which are included in asset management and other fees to related parties for the three months ended June 30, 2015, as a result of the transfer of our employees to an affiliate effective January 1, 2015 (see Note 12).

        Transaction Costs:    Transaction costs totaling $373,000 for the second quarter of 2015 represent a $341,000 increase from $32,000 for the second quarter of 2014. The costs incurred during the second quarter of 2015 represent abandoned project costs, costs related to the planned disposition of the lending segment which is held for sale, and costs associated with evaluating strategies for exiting certain of our non-office real estate portfolio. The costs incurred during the second quarter of 2014 are associated with the acquisition of one of our office properties in April 2014.

        Asset Management and Other Fees to Related Parties:    Asset management fees totaled $6,176,000 for the second quarter of 2015 compared to $5,798,000 for the second quarter of 2014. Asset management fees are calculated based on a percentage of the average adjusted fair value of CIM Urban's investments, which are appraised in the fourth quarter of each year. The higher fees reflect a net increase in the fair value of CIM Urban's real estate investments based on the December 31, 2014 appraised values, as well as incremental capital expenditures incurred in the first six months of 2015. In addition, pursuant to the Master Services Agreement entered into on the Acquisition Date, CIM Commercial pays a Base Service Fee equal to $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015, which increased the fee to $1,010,000) to the Manager, a related party. Fees to the Manager totaled $253,000 for the second quarter of 2015 compared to $250,000 for the second quarter of 2014. In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation and/or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the three months ended June 30, 2015, we expensed $899,000 for such services, compared to $290,000 in the second quarter of 2014. For the three months ended June 30, 2015, we also expensed $128,000 related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement Agreement, pursuant to which all our employees moved to CIM SBA Staffing, an affiliate of CIM Group, effective January 1, 2015. Such costs were included in general and administrative expenses in prior year comparable periods.

        Depreciation and Amortization Expense:    Depreciation and amortization expense for the three months ended June 30, 2015 was $17,566,000, an increase of $280,000, or 1.6%, compared to the corresponding period in 2014. The increase is primarily due to the depreciation expense associated with additional capital expenditures and the acquisition of the office properties in April 2014 and October 2014, partially offset by decreased amortization of certain acquisition-related assets that became fully depreciated.

Discontinued Operations

        Income from Operations of Assets Held for Sale:    Income from operations of assets held for sale represents revenues and expenses from our lending segment, including interest income on loans and other loan related fee income, offset by expenses, which include general and administrative expenses, fees to related party, direct interest expense, and provision for income taxes. Income from operations of assets held for sale decreased to $3,984,000 in the second quarter of 2015, compared to $4,344,000 in the second quarter of 2014, mainly due to a decrease in interest and other income resulting primarily from lower volume of secondary market loan sales and lower prepayment fee income during the second quarter of 2015, partially offset by a decrease in interest expense, mainly due to repayment of debt in September 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Overview

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Total revenues	$134,158	$127,784	$6,374	5.0%
Total expenses	$133,390	$118,248	$15,142	12.8%
Bargain purchase gain	—	$4,918	$(4,918)	—
Income from operations of assets held for sale	$6,946	$5,277	$1,669	31.6%
Net income	$7,714	$19,731	$(12,017)	(60.9)%

        Net income decreased to $7,714,000 for the first six months of 2015, compared to $19,731,000 for the first six months of 2014. The decrease was primarily attributable to the recognition of the bargain purchase gain of $4,918,000 in the first six months of 2014, an increase of $2,779,000 in depreciation and amortization expense, an increase of $2,590,000 in asset management fees and other fees to related parties, an increase of $2,387,000 in interest expense from higher debt levels, an increase of $1,282,000 in corporate general and administrative expenses, and a decrease of $2,277,000 in multifamily net operating income, primarily from our New York property which is in the process of being re-leased as individual units, partially offset by an increase of $1,345,000 in office net operating income primarily due to revenues related to the office properties acquired in April 2014 and October 2014, and revenue increases at certain properties in the Los Angeles area, which experienced higher occupancy during the first six months of 2015 compared to the first six months of 2014, an increase of $1,503,000 in hotel net operating income due to RevPAR growth, and a $1,669,000 increase from the operations of the lending segment included in discontinued operations, which in the first six months of 2014 included activity for the period from Acquisition Date to June 30, 2014.

        Set forth and described below are summary segment results for our three segments included in continuing operations.

Summary Segment Results

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Revenues:
Office	$93,699	$88,455	$5,244	5.9%
Hotel	31,541	29,137	2,404	8.3%
Multifamily	8,918	10,192	(1,274)	(12.5)%
Expenses:
Office	39,877	35,978	3,899	10.8%
Hotel	20,743	19,842	901	4.5%
Multifamily	5,752	4,749	1,003	21.1%

Revenues

        Office Revenue:    Revenues include rental revenues from office properties, expense reimbursements and lease termination income. Office properties revenue increased to $93,699,000, or 5.9%, for the six months ended June 30, 2015 compared to $88,455,000 for the corresponding period in 2014, primarily due to revenues related to the office properties acquired in April 2014 and October 2014, and revenue increases at certain properties in Los Angeles, California, which experienced higher occupancy during the first six months of 2015 compared to the first six months of 2014. Additionally, certain properties in the metro Washington D.C. area experienced higher expense reimbursements revenue during the first six months of 2015 compared to the first six months of 2014. The increase in revenue at California and the metro Washington D.C. area properties is partially offset by a decrease at our North Carolina property due to recognition of fees related to early termination of a large tenant in April 2014.

        Hotel Revenue:    Hotel revenue increased to $31,541,000, or 8.3%, for the first six months of 2015 compared to $29,137,000 for the first six months of 2014. The increase is primarily due to the RevPAR growth at our three hotels, due to increases in both occupancy and rates.

        Multifamily Revenue:    Multifamily revenue decreased to $8,918,000, or 12.5%, for the first six months of 2015 compared to $10,192,000 for the first six months of 2014. The decrease is primarily due to lower multifamily revenue at our New York property for the first six months of 2015, as our corporate housing tenant terminated its lease in March 2015 and the property is in the process of being re-leased as individual units, partially offset by an increase at our Dallas properties, resulting from increased rates.

Expenses

        Office Expenses:    Office properties expenses increased to $39,877,000, or 10.8%, for the first six months of 2015 compared to $35,978,000 for the first six months of 2014. The increase is primarily due to expenses related to the office properties we acquired in April 2014 and October 2014 and an increase in real estate taxes and tenant reimbursable expenses at our California and metro Washington D.C. area properties, offset by a decrease in electricity expense at the metro Washington D.C. area properties. We expect the increases in real estate taxes will be sustained for our Washington D.C. area properties for the remainder of the year.

        Hotel Expenses:    Hotel expenses increased to $20,743,000, or 4.5%, for the first six months of 2015 compared to $19,842,000 for the first six months of 2014. The increase is primarily due to increased variable costs associated with higher occupancy during the first six months of 2015 compared to the first six months of 2014 at our three hotel properties, partially offset by a decrease in real estate taxes at our hotel property in Sacramento, California due to a reduction of tax accruals following the receipt of the actual tax assessment.

        Multifamily Expenses:    Multifamily expenses increased to $5,752,000, or 21.1%, for the first six months of 2015 compared to $4,749,000 for the first six months of 2014. The increase is primarily due to an increase in expenses associated with re-leasing our New York property as individual units during the second quarter of 2015, an increase in real estate taxes as a result of reassessments at our Texas properties, and an increase in real estate taxes at our New York property following the loss of tax abatements for part of the first quarter of 2015 while it was being leased by a corporate housing operator.

        Interest Expense:    Interest expense, which is not allocated to our segments, was $10,989,000 for the six months ended June 30, 2015, an increase of $2,387,000 or 27.7%, compared to the corresponding period in 2014. The increase is mainly due to incremental credit facility borrowings during the last six months of 2014 and in the first six months of 2015, and an increase in amortization of deferred loan costs related to the September 2014 credit facility, partially offset by lower interest expense from amortizing fixed-rate mortgages as a result of the repayment of approximately $12,364,000 in fixed rate mortgages in April 2015.

        General and Administrative Expenses:    General and administrative expenses, which are not allocated to our operating segments, increased to $3,869,000 for the first six months of 2015 compared to $2,587,000 for the corresponding period in 2014. The increase is primarily due to public company expenses, including external audit and legal fees, partially offset by a decrease in salaries, which are included in asset management and other fees to related parties for the first six months of 2015, as a result of the transfer of our employees to an affiliate effective January 1, 2015 (see Note 12).

        Transaction Costs:    Transaction costs totaling $801,000 for the first six months of 2015 represent a $301,000 increase from $500,000 for the first six months of 2014. The costs incurred during the first six months of 2015 represent abandoned project costs, costs related to the planned disposition of the lending segment which is held for sale, and costs associated with evaluating strategies for exiting certain of our non-office real estate portfolio. The costs incurred during the first six months of 2014 are mainly associated with the Merger, including due diligence costs, legal fees and accounting expenses.

        Asset Management and Other Fees to Related Parties:    Asset management fees totaled $12,318,000 for the first six months of 2015 compared to $11,479,000 for the first six months of 2014. Asset management fees are calculated based on a percentage of the average adjusted fair value of CIM Urban's investments, which are appraised in the fourth quarter of each year. The higher fees reflect a net increase in the fair value of CIM Urban's real estate investments based on the December 31, 2014 appraised values, as well as incremental capital expenditures incurred in first six months of 2015. In addition, pursuant to the Master Services Agreement entered into on the Acquisition Date, CIM Commercial pays a Base Service Fee initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015, which increased the fee to $1,010,000) to the Manager, a related party. Fees to the Manager totaled $506,000 for the first six months of 2015 compared to $306,000 for the period from the Acquisition Date to June 30, 2014. In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation and/or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the six months ended June 30, 2015, we expensed $1,590,000 for such services, compared to $290,000 in the first six months of 2014. For the six months ended June 30, 2015, we also expensed $251,000 related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement Agreement, pursuant to which all our employees moved to CIM SBA Staffing, an affiliate of CIM Group, effective January 1, 2015. Such costs were included in general and administrative expenses in prior comparable periods.

        Depreciation and Amortization Expense:    Depreciation and amortization expense for the six months ended June 30, 2015 was $36,694,000, an increase of $2,779,000, or 8.2%, compared to the corresponding period in 2014. The increase is primarily due to the depreciation expense associated with additional capital expenditures, the acquisition of the office properties in April and October 2014, and the acceleration of depreciation for certain assets at a property in Southern California where the tenant ceased operations and vacated our building, partially offset by decreased amortization of certain acquisition-related assets that became fully depreciated.

Discontinued Operations

        Income from Operations of Assets Held for Sale:    Income from operations of assets held for sale represents revenues and expenses from our lending segment, including interest income on loans and other loan related fee income, offset by expenses, which include general and administrative expenses, fees to related party, direct interest expense, and provision for income taxes. Income from operations of assets held for sale increased to $6,946,000 in the first six months of 2015, compared to $5,277,000 in the first six months of 2014, mainly due to the inclusion of a full six months of operations for our lending segment in the first half of 2015, while in the first six months of 2014 the lending operations are included beginning on the Acquisition Date through June 30, 2014.

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

        In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. The credit facility can be increased to $1,150,000,000, under certain conditions. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at (i) the base rate, plus 0.20% to 1.00% or (ii) LIBOR plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bear interest at (i) the base rate, plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The delayed draw term loan was also subject to an unused line fee of 0.25%. The credit facility matures in September 2016 and provides for two one-year extension options under certain conditions. As of June 30, 2015 and December 31, 2014, $415,000,000 ($15,000,000 under the revolver and $400,000,000 under the term loans) and $360,000,000 ($35,000,000 under the revolver and $325,000,000 under the term loans), respectively, was outstanding under the credit facility and $435,000,000 and $490,000,000, respectively, was available for future borrowings. As of August 5, 2015, $415,000,000 ($15,000,000 under the revolver and $400,000,000 under the term loans) was outstanding under the credit facility and $435,000,000 was available for future borrowings. Proceeds from the unsecured credit facility were used for acquisitions, general corporate purposes and to repay $323,000,000 outstanding under our prior unsecured credit facilities. At June 30, 2015 and December 31, 2014, the interest rate on our unsecured credit facility ranged from 1.34% to 1.39% and 1.31% to 1.37%, respectively.

        In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $385,000,000. The term loan facility ranks pari passu with CIM Commercial's $850,000,000 credit facility described above; covenants under the term loan facility are substantially the same as those in the $850,000,000 credit facility. Outstanding advances under the term loan facility bear interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio. The unused portion of the term loan facility is also subject to an unused fee of 0.20%. With some exceptions, any prepayment of the term loan facility prior to May 2017 will be subject to a prepayment fee up to 2% of the outstanding principal amount. The term loan facility matures in May 2022. As of August 5, 2015, no amount has been drawn under the term loan facility. We have six months from the effective date to draw on the term loan facility and anticipate that we will fully draw on this facility prior to November 2015. Proceeds from the term loan facility may be used for acquisitions, refinancing of certain existing debt and other general corporate purposes.

        At June 30, 2015 and December 31, 2014, we were in compliance with all of our respective financial covenants.

        On April 1, 2015, we paid off a mortgage with an outstanding balance of $12,364,000 using the unsecured credit facility.

        During the second half of 2015, we plan to pay off two outstanding mortgages with a combined balance of $59,290,000 at June 30, 2015 using proceeds from the unsecured term loan facility or the unsecured credit facility.

        We have substantial borrowing capacity, and may finance our future activities through any of the following methods: (i) offerings of common shares, preferred shares, senior unsecured securities, or other equity and debt securities; (ii) the use and potential expansion of our existing revolving credit lines including the use of the credit line we obtained in September 2014, the term loan facility that closed in May 2015, or the use of a new credit line; (iii) the addition of senior, recourse or non-recourse debt using target acquisitions as well as existing investments as collateral; and/or (iv) the sale of existing investments. We expect to maintain leverage levels that are comparable to those of other commercial property REITs engaged in business strategies similar to our own.

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

Available Borrowings, Cash Balances and Capital Resources

        We have typically financed our capital needs through investor equity commitments, long-term secured mortgages and short-term lines of credit. As of June 30, 2015 and December 31, 2014, we had total indebtedness, exclusive of debt included in liabilities associated with assets held for sale, of $647,644,000 and $608,714,000, respectively. Included in total indebtedness is $415,000,000 and $360,000,000 of borrowings under credit facilities with total capacity of $850,000,000 at June 30, 2015 and December 31, 2014, respectively. As of August 5, 2015, no amount has been drawn under our new $385,000,000 term loan facility.

Cash Flow Analysis

        As a REIT, our cash flows from operations are typically used to fund our dividends.

        Our cash and cash equivalents, inclusive of cash associated with assets held for sale, totaled $31,194,000 and $27,552,000 at June 30, 2015 and December 31, 2014, respectively. Our cash flows from operating activities are primarily dependent upon the occupancy level of our real estate assets, the rental rates achieved through our leases, the collectability of rent and recoveries from our tenants, and cash flows associated with loans originated at our lending segment. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities totaled $37,050,000 for the six months ended June 30, 2015, an increase of $380,000 compared to the corresponding period in 2014.

        Our cash flows from investing activities are primarily related to property acquisitions and sales, expenditures for development and redevelopment projects, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash used in investing activities for the six months ended June 30, 2015 was $24,315,000, a decrease of $13,805,000, compared to the corresponding period in 2014. The decrease was primarily due to $44,936,000 in acquisitions of real estate properties in the first six months of 2014, partially offset by a $3,185,000 decrease in cash and cash equivalents related to the cash acquired in the Merger during the first six months of 2014, an increase in loans funded of $16,245,000, and a decrease of $12,290,000 in principal collected on loans due to a reduction in prepayments on our loans receivable.

        Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash used in financing activities for the six months ended June 30, 2015 was $9,093,000, an increase of $13,777,000 compared to net cash provided by financial activities of $4,684,000 in the corresponding period in 2014. We used funds from financing activities primarily to pay dividends of $42,963,000 during the six months ended June 30, 2015 compared to distributions of $101,642,000 in the aggregate ($42,356,000 to partners and stockholders and $59,286,000 for the acquisition of PMC Commercial) during the corresponding period in 2014. We had net borrowings, inclusive of borrowings of the lending segment held for sale, of $36,943,000 for the six months ended June 30, 2015 compared to $106,713,000 for the corresponding period in 2014. Additionally, deferred loan costs of $3,415,000 were paid during the six months ended June 30, 2015 primarily related to the $385,000,000 unsecured term loan facility.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

        During the six months ended June 30, 2015, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

OFF BALANCE SHEET ARRANGEMENTS

        At June 30, 2015, we did not have any off-balance sheet arrangements.

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

        On March 6, 2015 and June 12, 2015, we declared common share dividends of $0.21875 per share of Common Stock which were paid on March 27, 2015 and June 29, 2015, respectively.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk

        The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 4.20% to 4.55% at June 30, 2015 and 3.92% to 4.12% at December 31, 2014. Mortgages payable with book values of $207,702,000 and $223,808,000 as of June 30, 2015 and December 31, 2014, respectively, have fair values of approximately $211,953,000 and $231,806,000, respectively.

        Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. At June 30, 2015 and December 31, 2014, excluding premiums and discounts on assumed mortgages and including the debt associated with assets held for sale, $206,155,000 (or 30.1%) and $221,847,000 (or 34.3%) of our debt, respectively, was fixed rate mortgage loans, and $478,444,000 (or 69.9%) and $425,809,000 (or 65.7%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding at June 30, 2015 and December 31, 2014, a 12.5 basis point change in LIBOR would result in an annual impact to our earnings of approximately $598,000 and $532,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt.

ITEM 4.
Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, as of June 30, 2015, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

10.1	Second Amendment to Credit Agreement, dated as of May 1, 2015, among CIM Commercial Trust Corporation, each Lender party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 4, 2015).
10.2
Term Loan Agreement, dated as of May 8, 2015, among CIM Commercial Trust Corporation, each guarantor party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC and Capital One, National Association, as Joint Lead Arrangers and Joint Bookrunners, Capital One, National Association as Syndication Agent, PNC Bank, National Association as Documentation Agent and each lender party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 8, 2015).
10.3	CIM Commercial Trust Corporation 2015 Equity Incentive Plan, adopted on May 6, 2015 (incorporated by reference to the Registrant's definitive Proxy Statement filed with the SEC on April 17, 2015).
*31.1	Section 302 Officer Certification—Chief Executive Officer
*31.2	Section 302 Officer Certification—Chief Financial Officer

*32.1	Section 906 Officer Certification—Chief Executive Officer
*32.2	Section 906 Officer Certification—Chief Financial Officer
*101	Interactive data files pursuant to Rule 405 of Regulation S-T:

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIM COMMERCIAL TRUST CORPORATION
Dated: August 10, 2015	By:	/s/ CHARLES E. GARNER II Charles E. Garner II Chief Executive Officer
Dated: August 10, 2015	By:	/s/ DAVID THOMPSON David Thompson Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description
10.1	Second Amendment to Credit Agreement, dated as of May 1, 2015, among CIM Commercial Trust Corporation, each Lender party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 4, 2015).
10.2
Term Loan Agreement, dated as of May 8, 2015, among CIM Commercial Trust Corporation, each guarantor party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC and Capital One, National Association, as Joint Lead Arrangers and Joint Bookrunners, Capital One, National Association as Syndication Agent, PNC Bank, National Association as Documentation Agent and each lender party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 8, 2015).
10.3	CIM Commercial Trust Corporation 2015 Equity Incentive Plan, adopted on May 6, 2015 (incorporated by reference to the Registrant's definitive Proxy Statement filed with the SEC on April 17, 2015).
*31.1	Section 302 Officer Certification—Chief Executive Officer
*31.2	Section 302 Officer Certification—Chief Financial Officer
*32.1	Section 906 Officer Certification—Chief Executive Officer
*32.2	Section 906 Officer Certification—Chief Financial Officer
*101	Interactive data files pursuant to Rule 405 of Regulation S-T:

*
Filed herewith.