Form 10-Q
period 2015-09-30
CIM Commercial Trust Corp
filed 2015-11-09
CIK 908311

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

        As of November 5, 2015, the Registrant had outstanding 97,589,598 shares of common stock, par value $0.001 per share.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
INDEX

PART I
Financial Information

Item 1.
Financial Statements

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investments in real estate, net	$1,702,110	$1,715,937
Cash and cash equivalents	32,742	17,615
Restricted cash	6,492	8,861
Accounts receivable, net	12,871	10,754
Deferred rent receivable and charges, net	102,010	97,630
Other intangible assets, net	18,060	20,433
Other assets	13,250	14,653
Assets held for sale, net	204,975	208,799

TOTAL ASSETS	$2,092,510	$2,094,682

LIABILITIES AND EQUITY
LIABILITIES:
Debt	$664,094	$608,714
Accounts payable and accrued expenses	32,094	35,512
Intangible liabilities, net	6,717	8,657
Due to related parties	8,777	9,186
Other liabilities	32,931	23,006
Liabilities associated with assets held for sale	44,342	49,791

Total liabilities	788,955	734,866

COMMITMENTS AND CONTINGENCIES (Note 15)
EQUITY:
Common stock, $0.001 par value; 200,000,000 shares authorized; 97,696,863 and 97,688,863 shares issued; and 97,589,598 and 97,581,598 shares outstanding at September 30, 2015 and December 31, 2014, respectively	98	98
Additional paid-in capital	1,825,447	1,824,381
Accumulated other comprehensive income (loss)	(6,312)	—
Distributions in excess of earnings	(511,715)	(460,623)

Stockholders' equity before treasury stock	1,307,518	1,363,856
Less: Treasury stock, at cost, 107,265 shares outstanding	(4,901)	(4,901)

Total stockholders' equity	1,302,617	1,358,955
Noncontrolling interests	938	861

Total equity	1,303,555	1,359,816

TOTAL LIABILITIES AND EQUITY	$2,092,510	$2,094,682

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
REVENUES:
Rental and other property income	$62,623	$59,305	$189,192	$179,931
Expense reimbursements	3,336	3,345	9,780	8,342
Interest and other income	436	467	1,581	2,628

	66,395	63,117	200,553	190,901

EXPENSES:
Rental and other property operating	33,361	30,996	99,055	91,021
Asset management and other fees to related parties	7,290	6,476	21,955	18,551
Interest	5,551	5,053	16,540	13,655
General and administrative	1,850	1,894	6,397	5,025
Transaction costs	237	46	1,038	546
Depreciation and amortization	17,873	17,677	54,567	51,592

	66,162	62,142	199,552	180,390

Bargain purchase gain (Note 2)	—	—	—	4,918

INCOME FROM CONTINUING OPERATIONS	233	975	1,001	15,429

DISCONTINUED OPERATIONS:
Income from operations of assets held for sale	5,008	3,305	11,954	8,582

INCOME FROM DISCONTINUED OPERATIONS	5,008	3,305	11,954	8,582

NET INCOME	5,241	4,280	12,955	24,011

Net loss (income) attributable to noncontrolling interests	1	5	(5)	(108)

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS	$5,242	$4,285	$12,950	$23,903

BASIC AND DILUTED INCOME PER SHARE:
Continuing operations	$0.00	$0.01	$0.01	$0.16

Discontinued operations	$0.05	$0.03	$0.12	$0.09

Net income	$0.05	$0.04	$0.13	$0.25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	97,590	97,582	97,587	97,035

Diluted	97,590	97,583	97,587	97,039

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
NET INCOME	$5,241	$4,280	$12,955	$24,011
Other comprehensive income (loss): cash flow hedges	(6,312)	—	(6,312)	—

COMPREHENSIVE INCOME (LOSS)	(1,071)	4,280	6,643	24,011
Comprehensive loss (income) attributable to noncontrolling interests	1	5	(5)	(108)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO STOCKHOLDERS	$(1,070)	$4,285	$6,638	$23,903

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

(In thousands, except share and per share data)

	Nine Months Ended September 30, 2015
	Common Stock Outstanding	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions In Excess Of Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(Unaudited)
Balances, January 1, 2015	97,581,598	$98	$1,824,381	$—	$(460,623)	$(4,901)	$861	$1,359,816
Contributions from noncontrolling interests	—	—	—	—	—	—	110	110
Distributions to noncontrolling interests	—	—	—	—	—	—	(38)	(38)
Stock based compensation expense	8,000	—	1,066	—	—	—	—	1,066
Common dividends ($0.65625 per share)	—	—	—	—	(64,042)	—	—	(64,042)
Other comprehensive income (loss)	—	—	—	(6,312)	—	—	—	(6,312)
Net income	—	—	—	—	12,950	—	5	12,955

Balances, September 30, 2015	97,589,598	$98	$1,825,447	$(6,312)	$(511,715)	$(4,901)	$938	$1,303,555

	Nine Months Ended September 30, 2014
	Common Stock Outstanding	Common Stock Par Value	Preferred Stock Outstanding	Preferred Stock Par Value	Additional Paid-in Capital	Distributions In Excess Of Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(Unaudited)
Balances, January 1, 2014	4,400,000	$220	65,028,571	$650	$1,772,821	$(399,953)	$—	$2,745	$1,376,483
Distributions pre-merger	—	—	—	—	—	(16,100)	—	—	(16,100)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	10	10
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(148)	(148)
Reverse acquisition capital transaction	2,119,244	111	—	—	49,400	—	(4,901)	—	44,610
Conversion of preferred stock to common stock	91,039,999	910	(65,028,571)	(650)	(260)	—	—	—	—
Change in par value	—	(1,143)	—	—	1,143	—	—	—	—
Exercise of stock options	14,500	—	—	—	201	—	—	—	201
Stock based compensation expense	8,000	—	—	—	726	—	—	—	726
Retirement of fractional shares	(145)	—	—	—	(3)	—	—	—	(3)
Common dividends ($0.4875 per share)	—	—	—	—	—	(43,017)	—	—	(43,017)
Preferred dividends ($0.0705 per share)	—	—	—	—	—	(4,585)	—	—	(4,585)
Net income	—	—	—	—	—	23,903	—	108	24,011

Balances, September 30, 2014	97,581,598	$98	$—	$—	$1,824,028	$(439,752)	$(4,901)	$2,715	$1,382,188

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,955	$24,011
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent and amortization of intangible assets, liabilities and lease inducements	(4,063)	(3,141)
Depreciation and amortization	54,567	51,592
Bargain purchase gain	—	(4,918)
Gain on settlement of a contractual obligation	—	(1,166)
Straight line rent, below-market ground lease and amortization of intangible assets	1,458	1,430
Amortization of deferred loan costs	2,400	1,427
Amortization of premiums and discounts on debt	(967)	(841)
Unrealized premium adjustment	899	1,356
Amortization and accretion on loans receivable, net	(4,977)	(3,153)
Bad debt expense	1,061	263
Deferred income taxes	62	(60)
Stock-based compensation	1,066	726
Loans funded, held for sale to secondary market	(22,187)	(25,288)
Proceeds from sale of guaranteed loans	21,451	16,700
Principal collected on loans	3,212	2,830
Other operating activity	(201)	(467)
Changes in operating assets and liabilities:
Accounts receivable and interest receivable	(2,546)	(2,256)
Other assets	(1,746)	(1,573)
Accounts payable and accrued expenses	(1,395)	(2,015)
Deferred leasing costs	(6,965)	(6,836)
Other liabilities	1,064	1,031
Due to related parties	(409)	2,711

Net cash provided by operating activities	54,739	52,363

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(19,819)	(19,192)
Acquisition of real estate properties	(11,143)	(44,936)
Loans funded	(27,132)	(11,269)
Cash and cash equivalents acquired in connection with the merger	—	3,185
Principal collected on loans	29,319	35,044
Restricted cash	189	(2,520)
Other investing activity	257	256

Net cash used in investing activities	(28,329)	(39,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgages payable	(76,005)	(4,811)
Proceeds from unsecured revolving lines of credit, revolving credit facility and term note, net	132,000	131,300
Payment of principal on secured borrowings—government guaranteed loans	(3,212)	(2,830)
Proceeds from secured borrowings—government guaranteed loans	—	5,887
Payment of deferred loan costs	(3,442)	(5,736)
Payment of dividends	(64,042)	(47,602)
Payment of special dividend and dividend assumed in acquisition	—	(59,286)
Distributions pre-merger	—	(16,100)
Contributions from noncontrolling interests	110	10
Proceeds from issuance of stock	—	201
Retirement of fractional shares of common stock	—	(3)
Noncontrolling interests' distributions	(38)	(148)

Net cash (used in) provided by financing activities	(14,629)	882

Change in cash balances included in assets held for sale	3,346	(8,797)

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,127	5,016
CASH AND CASH EQUIVALENTS:
Beginning of period	17,615	16,796

End of period	$32,742	$21,812

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$15,983	$14,191

Federal income taxes paid	$705	$487

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additions to investments in real estate included in accounts payable and accrued expenses	$5,253	$1,573

Additions to investments in real estate included in other assets	$4,244	$—

Additions to deferred loan costs included in accounts payable and accrued expenses	$146	$38

Decrease in fair value of derivatives applied to accumulated other comprehensive income (loss)	$(6,312)	$—

Additions to other assets related to restricted cash receivable	$2,269	$—

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

1. ORGANIZATION AND OPERATIONS

        CIM Commercial Trust Corporation ("CIM Commercial") together with its wholly-owned subsidiaries (which, together with CIM Commercial may be referred to as "we," "us" or "our") primarily acquires, owns, and operates Class A and creative office properties in vibrant and improving urban communities throughout the United States. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, improving demographic trends and a propensity for growth. We also obtain income from the yield and other related fee income earned on our investments from our lending activities, which have principally been to borrowers in the hospitality industry. As discussed in Note 7, the lending segment is held for sale at September 30, 2015 and December 31, 2014. We were originally organized in 1993 as PMC Commercial Trust ("PMC Commercial"), a Texas real estate investment trust.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

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

        Accordingly, the accompanying financial statements include (1) the historical financial information for CIM Urban for all periods presented, (2) the assets and liabilities of PMC Commercial acquired on March 11, 2014 and still owned or held by us in the consolidated balance sheet as of December 31, 2014 and September 30, 2015, respectively, and (3) the results of PMC Commercial's operations and cash flows in the consolidated statements of operations and cash flows from the Acquisition Date. The equity of CIM Commercial is the historical equity of CIM Urban retroactively restated to reflect the number of shares of stock issued by PMC Commercial pursuant to the Merger Agreement. In connection with the reverse acquisition, for purposes of presenting equity for CIM Commercial, the historical stockholders of PMC Commercial were deemed to have been issued 2,119,244 shares of Common Stock (2,226,509 shares of Common Stock, less 107,265 shares of treasury stock) on the Acquisition Date.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

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

        In order to allow CIM Commercial to increase its focus on Class A and creative office properties, our board of directors (the "Board of Directors") approved a plan for the lending business that, when completed, will result in the deconsolidation of the lending segment. As a result, the lending segment was held for sale at September 30, 2015 and December 31, 2014 (see Note 7).

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

2. MERGER (Continued)

        For the three and nine months ended September 30, 2014, Merger related costs of $0 and $468,000, respectively, were included in transaction costs.

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

        Interim Financial Information—The accompanying interim consolidated financial statements of CIM Commercial have been prepared by our management in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Our accompanying interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 16, 2015.

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

        Investments in real estate are evaluated for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two of the impairment testing under U.S. GAAP is based on either the income approach with market discount rate, terminal capitalization rate and rental rate assumptions being most critical, or on the sales comparison approach to similar properties. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment of long-lived assets was recognized during the three and nine months ended September 30, 2015 and 2014.

        Derivative Financial Instruments—As part of risk management and operational strategies, from time to time, we may enter into derivative contracts with various counterparties. All derivatives are recognized on the balance sheet at their fair value. On the date that we enter into a derivative contract, we designate the derivative as a fair value hedge, a cash flow hedge, a foreign currency fair value or cash flow hedge, a hedge of a net investment in a foreign operation, or a trading or non-hedging instrument.

        Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are initially recorded in other comprehensive income ("OCI"), and are subsequently reclassified into earnings as a component of interest expense when the variability of cash flows of the hedged transaction affects earnings (e.g., when periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative differ from the variability in the cash flows of the forecasted transaction) is recognized in current-period earnings as a component of interest expense. When an interest rate swap designated as a cash flow hedge no longer qualifies for hedge accounting, we recognize changes in fair value of the hedge previously deferred to accumulated other comprehensive income ("AOCI"), along with any changes in fair value occurring thereafter, through earnings. We classify cash flows from interest rate swap agreements as net cash provided from operating activities on the consolidated statements of cash flows as our accounting policy is to present the cash flows from the hedging instruments in the same category in the consolidated statements of cash flows as the category for the cash flows from the hedged items. See Note 12 for the disclosures about our derivative financial instruments and hedging activities.

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

        At the Acquisition Date, the carrying value of our loans was adjusted to the estimated fair market value and acquisition discounts of $33,907,000 were recorded, which are being accreted to interest and other income, included in income from operations of assets held for sale, using the effective interest

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

method. The amount of acquisition discounts that have not yet been accreted to income at September 30, 2015 was $21,048,000.

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

        On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers' business models and future operations in accordance with Accounting Standards Codification ("ASC") 450-20, Contingencies—Loss Contingencies, and ASC 310-10, Receivables. The allowance for losses on our impaired loans receivable increased by $2,000 and $67,000 during the three and nine months ended September 30, 2015, respectively. No impairment on loans receivable was recorded for the three and nine months ended September 30, 2014. We establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, we establish the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.

        Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred loan costs and deferred leasing costs. Deferred rent receivable was $56,122,000 and $53,622,000 at September 30, 2015 and December 31, 2014, respectively. Deferred loan costs, which represent legal and third-party fees incurred in connection with our borrowing activities, are capitalized and amortized to interest expense on a straight line basis over the life of the related loan, approximating the effective interest method. Deferred loan costs of $10,438,000 and $7,521,000 are presented net of accumulated amortization of $3,504,000 and $1,741,000 at September 30, 2015 and December 31, 2014, respectively. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight line basis over the terms of the related leases. Deferred leasing costs of $58,294,000 and $55,145,000 are presented net of accumulated amortization of $19,340,000 and $16,917,000 at September 30, 2015 and December 31, 2014, respectively.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

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

        Assets held for sale are recorded at the lower of cost or estimated fair value less cost to sell. Revenues and expenses related to assets held for sale are presented as discontinued operations for all periods presented in the consolidated statements of operations.

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

        Recently Issued Accounting Pronouncements—In April 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued-operations criteria. The revised guidance is effective prospectively to all disposals (or classifications as held for sale) that occur in annual periods (and

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

interim periods therein) beginning on or after December 15, 2014, with early adoption permitted. Entities are prohibited from applying the new ASU to any component, equity method investment, or acquired business that is classified as held for sale before the adoption date. We early adopted this guidance during the second quarter of 2014, and the adoption did not have a material impact on our consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including the guidance on real estate de-recognition for most transactions. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. The modified approach provides entities relief from having to restate and present comparable prior-year financial statement information; however, entities will still need to evaluate existing contracts as of the date of initial adoption under the ASU to determine whether a cumulative adjustment is necessary. We are currently in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.

        In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40) which requires an entity's management to evaluate whether there are conditions or events, when considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued. The ASU is effective for the annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

        In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

        In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in the ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required under the ASU to record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, the ASU requires the entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in the ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of the ASU with earlier adoption permitted for financial statements that have not been issued. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

4. ACQUISITIONS

        The fair value of real estate acquired is recorded to (1) the acquired tangible assets, consisting of land; land improvements; building and improvements; furniture, fixtures, and equipment; and tenant improvements; and (2) identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases and tenant relationships, if any, based in each case on their respective fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market rate loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate. Above-market ground leases are recorded based on the respective fair value of the ground leases.

        During the nine months ended September 30, 2015, we acquired a 100% interest in a surface parking lot known as Two Kaiser Plaza from an unrelated third party. The parking lot has approximately 44,642 land square feet and is located in Oakland, California. The acquisition was funded with proceeds from a drawdown on our unsecured credit facility, and the acquired property is reported as part of the office segment (see Note 18).

Property	Asset Type	Date of Acquisition	Square Feet	Purchase Price
				(in thousands)
Two Kaiser Plaza, Oakland, CA	Surface parking lot	August 26, 2015	44,642	$11,143

        The results of the operations of the property acquired have been included in the consolidated statements of operations from the date of acquisition. The fair values of the assets acquired and liabilities assumed for the above-noted acquisition during the nine months ended September 30, 2015 are as follows:

2015 Acquisition
(in thousands)
Land	$10,931
Land improvements	110
Acquired in-place lease(1)	102

Net assets acquired	$11,143

(1)
In-place lease has an amortization period of 3.0 years.

        Acquisition related expenses of $102,000 and $32,000 associated with the acquisition of real estate were expensed as incurred during the nine months ended September 30, 2015 and 2014, respectively.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

5. INVESTMENTS IN REAL ESTATE

        Investments in real estate consist of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Land	$364,966	$354,035
Land improvements	28,181	28,071
Buildings and improvements	1,507,390	1,501,603
Furniture, fixtures, and equipment	9,087	10,875
Tenant improvements	142,500	131,446
Work in progress	6,380	10,764

Investments in real estate	2,058,504	2,036,794
Accumulated depreciation	(356,394)	(320,857)

Net investments in real estate	$1,702,110	$1,715,937

        We recorded depreciation expense of $15,228,000 and $14,969,000 for the three months ended September 30, 2015 and 2014, respectively, and $46,571,000 and $43,821,000 for the nine months ended September 30, 2015 and 2014, respectively.

6. OTHER INTANGIBLE ASSETS

        A schedule of our intangible assets and liabilities and related accumulated amortization and accretion as of September 30, 2015 and December 31, 2014 is as follows:

	Assets					Liabilities
September 30, 2015	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Franchise Affiliation Fee	Acquired Below-Market Ground Lease	Acquired Below-Market Leases
	(in thousands)
Gross balance	$1,072	$21,466	$4,273	$3,936	$11,685	$(19,722)
Accumulated amortization	(908)	(16,615)	(2,185)	(3,277)	(1,387)	13,005

	$164	$4,851	$2,088	$659	$10,298	$(6,717)

Average useful life (in years)	7	8	8	10	84	8

	Assets					Liabilities
December 31, 2014	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Franchise Affiliation Fee	Acquired Below-Market Ground Lease	Acquired Below-Market Leases
	(in thousands)
Gross balance	$2,402	$22,680	$4,273	$3,936	$11,685	$(20,333)
Accumulated amortization	(2,039)	(16,470)	(1,771)	(2,981)	(1,282)	11,676

	$363	$6,210	$2,502	$955	$10,403	$(8,657)

Average useful life (in years)	7	8	8	10	84	8

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

6. OTHER INTANGIBLE ASSETS (Continued)

        The amortization of the above-market leases which decreased rental and other property income was $41,000 and $87,000 for the three months ended September 30, 2015 and 2014, respectively, and $199,000 and $522,000 for the nine months ended September 30, 2015 and 2014, respectively. The amortization of the below-market leases included in rental and other property income was $630,000 and $637,000 for the three months ended September 30, 2015 and 2014, respectively, and $1,940,000 and $1,982,000 for the nine months ended September 30, 2015 and 2014, respectively. The amortization of in-place leases included in depreciation and amortization expense was $413,000 and $589,000 for the three months ended September 30, 2015 and 2014, respectively, and $1,461,000 and $1,788,000 for the nine months ended September 30, 2015 and 2014, respectively. Included in depreciation and amortization expense was franchise affiliation fee amortization of $98,000 for each of the three months ended September 30, 2015 and 2014, and $296,000 for each of the nine months ended September 30, 2015 and 2014. The amortization of advance bookings included in depreciation and amortization expense was $0 and $56,000 for the three months ended September 30, 2015 and 2014, respectively, and $0 and $190,000 for the nine months ended September 30, 2015 and 2014, respectively. Tax abatement amortization of $138,000 for each of the three months ended September 30, 2015 and 2014, and $414,000 for each of the nine months ended September 30, 2015 and 2014 is included in rental and other property operating expenses. Amortization of below-market ground lease obligation of $35,000 for each of the three months ended September 30, 2015 and 2014, and $105,000 for each of the nine months ended September 30, 2015 and 2014 is included in rental and other property operating expenses.

        A schedule of future amortization and accretion of acquisition related intangible assets and liabilities as of September 30, 2015 is as follows:

	Assets					Liabilities
Years Ending December 31,	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Franchise Affiliation Fee	Acquired Below-Market Ground Lease	Acquired Below-Market Leases
	(in thousands)
2015 (Three months ending December 31, 2015)	$42	$391	$137	$98	$35	$(629)
2016	88	1,380	551	394	140	(2,502)
2017	26	949	551	167	140	(2,399)
2018	8	689	551	—	140	(963)
2019	—	488	298	—	140	(224)
Thereafter	—	954	—	—	9,703	—

	$164	$4,851	$2,088	$659	$10,298	$(6,717)

7. DISCONTINUED OPERATIONS

        We have reflected the lending segment, which was acquired on the Acquisition Date as disclosed in Note 2, as held for sale at September 30, 2015 and December 31, 2014, based on a plan approved by the Board of Directors to sell the lending business that, when completed, will result in the deconsolidation of the lending segment. In connection with our plan, we have expensed transaction

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

7. DISCONTINUED OPERATIONS (Continued)

costs of $111,000 and $335,000 during the three and nine months ended September 30, 2015, respectively.

        The following is a reconciliation of the carrying amounts of assets and liabilities that are classified as held for sale on the consolidated balance sheets as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Assets held for sale
Loans receivable, net	$188,248	$189,052
Cash and cash equivalents	6,591	9,937
Restricted cash	827	916
Accounts receivable and interest receivable, net	808	738
Other intangible assets	2,957	2,957
Other assets	5,544	5,199

Total assets held for sale	$204,975	$208,799

Liabilities associated with assets held for sale
Debt	$38,337	$41,901
Accounts payable and accrued expenses	2,484	2,709
Other liabilities	3,521	5,181

Total liabilities associated with assets held for sale	$44,342	$49,791

        Loans receivable, net consist of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Commercial mortgage loans	$88,923	$108,864
SBA 7(a) loans, subject to secured borrowings	37,783	41,328
SBA 7(a) loans	41,431	38,707
Commercial real estate loans	20,170	—

Loans receivable	188,307	188,899
Deferred capitalized costs, net	215	292
Loan loss reserves	(274)	(139)

Net loans receivable	$188,248	$189,052

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

7. DISCONTINUED OPERATIONS (Continued)

borrowings—government guaranteed loans." There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.

        SBA 7(a) Loans—Represents the non-government guaranteed retained portion of loans originated under the SBA 7(a) Program and the government guaranteed portion of loans that have not yet been fully funded or sold.

        Commercial Real Estate Loans—Represents a mezzanine loan secured by an indirect ownership interest in an entity that either directly or indirectly owns parcels of commercial real estate. The loan has a variable interest rate.

        Debt consists of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Secured borrowing principal on loans sold for a premium and excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 3.91% and 3.92% at September 30, 2015 and December 31, 2014, respectively	$30,545	$33,654
Secured borrowing principal on loans sold for excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 1.58%	4,982	5,085

	35,527	38,739
Unamortized premiums on loans sold for a premium and excess spread	2,810	3,162

Total secured borrowings—government guaranteed loans	$38,337	$41,901

        Secured Borrowings—Government Guaranteed Loans—Represents sold SBA 7(a) Program loans which are treated as secured borrowings since the loan sales did not meet the derecognition criteria provided for in ASC 860-30, Secured Borrowing and Collateral. To the extent secured borrowings include cash premiums, these premiums are included in secured borrowings and amortized as a reduction to interest expense over the life of the loan using the effective interest method and fully amortized when the loan is repaid in full.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

7. DISCONTINUED OPERATIONS (Continued)

        Future principal payments on the debt (face value) at September 30, 2015 are as follows:

Years Ending December 31,	Secured Borrowings Principal(1)
(in thousands)
2015 (Three months ending December 31, 2015)	$1,188
2016	1,169
2017	1,208
2018	1,249
2019	1,293
Thereafter	29,420

$35,527

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

        The following is the detail of income from operations of assets held for sale classified as discontinued operations on the consolidated statements of operations:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Revenue—Interest and other income	$6,777	$5,078

Expenses:
Interest expense	230	398
Fees to related party(1)	1,181	—
General and administrative(1)	179	1,263
Provision for income taxes	179	112

Total expenses	1,769	1,773

Income from operations of assets held for sale	$5,008	$3,305

(1)
Salaries and related benefits of $1,035,000 were included in general and administrative expense for the three months ended September 30, 2014 while, as a result of the transfer

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

7. DISCONTINUED OPERATIONS (Continued)

  of our employees to an affiliate (see Note 14), such expenses were included in fees to related party for the three months ended September 30, 2015.

	Nine Months Ended September 30, 2015	From the Acquisition Date through September 30, 2014
	(in thousands)
Revenue—Interest and other income	$17,723	$12,875

Expenses:
Interest expense	651	952
Fees to related party(1)	3,417	—
General and administrative(1)	1,047	2,921
Provision for income taxes	654	420

Total expenses	5,769	4,293

Income from operations of assets held for sale	$11,954	$8,582

(1)
Salaries and related benefits of $2,360,000 were included in general and administrative expense for the period from the Acquisition Date through September 30, 2014 while, as a result of the transfer of our employees to an affiliate (see Note 14), such expenses were included in fees to related party for the nine months ended September 30, 2015.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

8. DEBT

        Information on our debt is as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Mortgage loan with a fixed interest rate of 7.66% per annum, with monthly payments of principal and interest. The loan had a 20-year amortization schedule with a $25,324,000 balance due on December 1, 2015. The loan was nonrecourse. The loan was paid in full in September 2015.	$—	$26,783
Mortgage loan with a fixed interest rate of 4.50% per annum, with monthly payments of interest only for 10 years, and payments of interest and principal starting in February 2022. The loan has a $42,008,000 balance due on January 5, 2027. The loan is nonrecourse.	46,000	46,000
Mortgage loan with a fixed interest rate of 5.56% per annum, with monthly payments of principal and interest. The loan had a 10-year amortization schedule with a $12,288,000 balance due on July 1, 2015. The loan was nonrecourse. The loan was paid in full in April 2015.	—	12,442
Mortgage loan with a fixed interest rate of 6.65% per annum, with monthly payments of principal and interest. The loan has a 25-year amortization schedule with a $21,136,000 balance due on July 15, 2018. The loan is nonrecourse.	29,937	32,070
Mortgage loan with a fixed interest rate of 5.06% per annum, with monthly payments of principal and interest, and a balance of $33,068,000 due on September 1, 2015. The loan was nonrecourse. The loan was paid in full in September 2015.	—	33,734
Mortgage loans with a fixed interest rate of 5.39% per annum, with monthly payments of principal and interest, and a balance of $35,695,000 due on March 1, 2021. The loans are nonrecourse.	40,021	40,526
Mortgage loan with a fixed interest rate of 5.18% per annum, with monthly payments of principal and interest, and a balance of $26,232,000 due on June 5, 2021. The loan is nonrecourse.	29,884	30,292

	145,842	221,847
Premiums and discounts on assumed mortgages	1,292	1,961

Total Mortgages Payable	147,134	223,808

Junior subordinated notes with a variable interest rate which resets quarterly based on the 90-day London Interbank Offered Rate (LIBOR) plus 3.25%, with quarterly interest only payments. Balance due at maturity on March 30, 2035.	27,070	27,070
Unsecured credit facilities	492,000	360,000

	519,070	387,070
Discount on junior subordinated notes	(2,110)	(2,164)

Total Other	516,960	384,906

Total Debt	$664,094	$608,714

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

8. DEBT (Continued)

        The mortgages payable are secured by deeds of trust on certain of the properties and assignments of rents.

        The junior subordinated notes may be redeemed at par at our option.

        In February 2012, CIM Urban entered into an unsecured revolving line of credit with a bank syndicate, which allowed for maximum borrowings of $100,000,000. Outstanding advances under the line of credit bore interest at London Interbank Offered Rate ("LIBOR") plus 1.75% to 2.50% until August 2013. In August 2013, the unsecured revolving line was amended, and outstanding advances under the line of credit bore interest at LIBOR plus 1.25% to 1.85%. The line of credit was also subject to an unused commitment fee of 0.25% or 0.35% depending on the amount of aggregate unused commitments. This line of credit was terminated and repaid in full in September 2014.

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

        In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. The credit facility can be increased to $1,150,000,000 under certain conditions. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at (i) the base rate, plus 0.20% to 1.00% or (ii) LIBOR plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bear interest at (i) the base rate, plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The delayed-draw term loan was also subject to an unused line fee of 0.25%. The credit facility matures in September 2016 and provides for two one-year extension options under certain conditions. As of September 30, 2015 and December 31, 2014, $492,000,000 ($92,000,000 under the revolver and $400,000,000 under the term loans) and $360,000,000 ($35,000,000 under the revolver and $325,000,000 under the term loans), respectively, was outstanding under the credit facility and $358,000,000 and $490,000,000, respectively, was available for future borrowings. Proceeds from the unsecured credit facility were used for acquisitions, general corporate purposes, and to repay mortgage loans and $323,000,000 outstanding under our prior unsecured credit facilities. At September 30, 2015 and December 31, 2014, the interest rate on this unsecured credit facility ranged from 1.34% to 1.42% and 1.31% to 1.37%, respectively.

        In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $385,000,000. The term loan facility ranks pari passu with CIM Commercial's $850,000,000 credit facility described above; covenants under the term loan facility are substantially the same as those in the $850,000,000 credit facility. Outstanding advances under the term loan facility bear interest at (i) the base rate plus 0.60% to

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

8. DEBT (Continued)

1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio. The unused portion of the term loan facility is also subject to an unused fee of 0.20%. With some exceptions, any prepayment of the term loan facility prior to May 2017 will be subject to a prepayment fee up to 2% of the outstanding principal amount. The term loan facility matures in May 2022. On November 2, 2015, $385,000,000 was drawn under the term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. The LIBOR portion of the interest rate of the loan has been effectively converted to fixed rates through interest rate swaps (see Note 12).

        At September 30, 2015 and December 31, 2014, we were in compliance with all of our respective financial covenants.

        On April 1, 2015, we paid off a mortgage with an outstanding balance of $12,364,000 using the unsecured credit facility. In addition, on September 1, 2015, we paid off two mortgages with a combined outstanding balance of $58,873,000 using the unsecured credit facility.

        At September 30, 2015 and December 31, 2014, accrued interest and unused commitment fees payable of $753,000 and $967,000, respectively, are included in accounts payable and accrued expenses.

        Future principal payments on our debt (face value) at September 30, 2015 are as follows:

Years Ending December 31,	Mortgages Payable	Other(1)	Total
	(in thousands)
2015 (Three Months Ending December 31, 2015)	$1,050	$—	$1,050
2016	4,354	492,000	496,354
2017	4,642	—	4,642
2018	24,300	—	24,300
2019	1,519	—	1,519
Thereafter	109,977	27,070	137,047

	$145,842	$519,070	$664,912

(1)
Represents the junior subordinated notes and unsecured credit facilities.

9. STOCK-BASED COMPENSATION PLANS

        On March 11, 2014, we granted awards of 2,000 restricted shares of Common Stock to each of the independent members of the Board of Directors (6,000 in aggregate) which awards were effective upon the receipt of stockholder approval of the amendment of the 2005 Equity Incentive Plan on April 28, 2014. The shares of Common Stock vested in March 2015 based on a year of continuous service. In April 2015, an additional 2,000 restricted shares of Common Stock were granted to each of the independent members of the Board of Directors (6,000 in aggregate) under the 2005 Equity Incentive Plan, which will vest over a year of continuous service. Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period. We recorded compensation expense of $27,000 and $32,000 for the three months ended September 30, 2015 and 2014, respectively,

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

9. STOCK-BASED COMPENSATION PLANS (Continued)

and $86,000 and $63,000 for the nine months ended September 30, 2015 and 2014, respectively, related to these restricted shares of Common Stock.

        We issued an aggregate of 4,000 restricted shares of Common Stock to two of our executive officers comprised of 2,000 shares of Common Stock issued on May 6, 2014 and 2,000 shares of Common Stock issued on March 6, 2015. The restricted shares of Common Stock vest based on two years of continuous service with one-third of the shares of Common Stock vesting immediately upon issuance and one-third vesting at the end of each of the next two years. Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period. We recognized compensation expense of $6,000 and $5,000 for the three months ended September 30, 2015 and 2014, respectively, and $32,000 and $24,000 for the nine months ended September 30, 2015 and 2014, respectively, related to these restricted shares of Common Stock.

        As of September 30, 2015, there was $70,000 of total unrecognized compensation expense related to these restricted shares of Common Stock which will be recognized over the next two years.

        In addition, on June 12, 2014, we granted 11,850 options with an exercise price of $23.16 (the closing price of our Common Stock on such date). We recorded compensation expense of $0 and $8,000 for the three and nine months ended September 30, 2014, respectively, related to this option grant. These options were forfeited effective January 31, 2015.

10. EARNINGS PER SHARE ("EPS")

        The computations of basic EPS are based on our weighted average shares outstanding. The basic weighted average common shares outstanding were 97,590,000 and 97,582,000 for the three months ended September 30, 2015 and 2014, respectively, and 97,587,000 and 97,035,000 for the nine months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015 and 2014, the weighted average shares outstanding were increased by 0 and 1,000 shares, respectively, to reflect the dilutive effect of stock options; for the nine months ended September 30, 2015 and 2014, the dilutive effect of stock options was 0 and 4,000 shares, respectively. EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method of computing EPS in the respective periods.

        For purposes of calculating basic EPS for the nine months ended September 30, 2014, the approximately 65,000,000 shares of preferred stock issued in connection with the Merger were assumed to have been converted into approximately 91,040,000 shares of Common Stock. As of the Acquisition Date, a subsidiary of CIM REIT had agreed to vote its 97.8% post-Merger ownership of CIM Commercial in favor of an increase in the number of authorized CIM Commercial shares of Common Stock to one billion (200,000,000 after giving effect to the reverse stock split), thereby satisfying the condition for the automatic conversion of these shares. The actual conversion of the shares of preferred stock to shares of Common Stock occurred on April 29, 2014.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

11. DIVIDENDS DECLARED

        Dividends declared during the nine months ended September 30, 2015 and 2014 consisted of the following:

        On March 6, 2015, June 12, 2015 and September 14, 2015, we declared common share dividends of $0.21875 per share of Common Stock which were paid on March 27, 2015, June 29, 2015, and September 30, 2015, respectively.

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

        On June 12, 2014 and September 12, 2014, we declared common share dividends of $0.21875 per share of Common Stock which were paid on June 27, 2014 and September 29, 2014, respectively.

        In addition, dividends of $59,286,000 ($27.975 per share of Common Stock) were paid to the PMC Commercial stockholders in connection with the Merger, which includes the $27.50 per share of Common Stock special dividend plus the $0.475 pro rata portion of PMC Commercial's regular quarterly cash dividend.

12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Hedges of Interest Rate Risk

        In order to minimize financing costs and to manage interest rate exposure related to our $385,000,000 unsecured term loan facility (see Note 8), on August 13, 2015, we entered into forward-starting interest rate swap agreements with multiple counterparties. Each of our forward-starting interest rate swap agreements meets the criteria for cash flow hedge accounting treatment and we have designated the interest rate swap agreements as cash flow hedges of the risk of variability attributable to changes in the one-month LIBOR on the term loan facility. Accordingly, the forward-starting interest rate swaps are recorded on the consolidated balance sheets at fair value and the changes in the fair value of the swaps are recorded in OCI and reclassified to earnings as an adjustment to interest expense as interest becomes receivable or payable (see Note 3). We do not expect any significant losses from counterparty defaults related to our swap agreements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Summary of Derivatives

        The following table sets forth the key terms of our forward-starting interest rate swap contracts:

Number of Interest Rate Swaps(1)(2)	Total Notional Amount	Fixed Rates	Floating Rate Index	Effective Date	Expiration Date
	(in thousands)
10	$385,000	1.559% - 1.569%	One-Month LIBOR	11/2/2015	5/8/2020

(1)
See Note 13 for our fair value disclosures.

(2)
Our interest rate swaps are not subject to master netting arrangements.

        These swaps hedge the future cash flows of interest payments on our $385,000,000 unsecured term loan facility by fixing the rate until May 8, 2020 at a weighted average rate of 1.563% plus the credit spread, which was 1.60% at September 30, 2015, or an all-in rate of 3.163%.

Credit-Risk-Related Contingent Features

        Each of our forward-starting interest rate swap agreements contains a provision under which we could also be declared in default under such agreements if we default on the term loan facility. As of September 30, 2015, there have been no events of default under our interest rate swap agreements.

Impact of Hedges on AOCI and Consolidated Statements of Operations

        The amounts of OCI before reclassifications associated with derivatives designated as cash flow hedges are as follows:

	Amount of Derivative Gain (Loss) Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(in thousands)
Forward-starting interest rate swaps	$(6,312)	$—	$(6,312)	$—

        There have been no amounts reclassified out of AOCI associated with derivatives designated as cash flow hedges for the three and nine months ended September 30, 2015 and 2014. However, to the extent such amounts exist, the amounts from AOCI will be reclassified as an increase or a decrease to interest expense in the statements of operations.

Future Reclassifications from AOCI

        We estimate that $4,835,000 of our AOCI related to our derivatives designated as cash flow hedges will be reclassified as an increase to interest expense during the next twelve months.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        Our derivative financial instruments (see Note 12) are measured at fair value on a recurring basis and are presented on the balance sheet at fair value, on a gross basis, excluding accrued interest. The table below presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets:

	September 30, 2015	December 31, 2014	Level	Balance Sheet Location
	(in thousands)
Liabilities:
Forward-starting interest rate swaps	$6,312	$—	2	Other liabilities

        Forward-Starting Interest Rate Swaps—We estimate the fair value of our forward-starting interest rate swaps by calculating the credit-adjusted present value of the expected future cash flows of each swap. The calculation incorporates the contractual terms of the derivatives, observable market interest rates which we consider to be Level 2 inputs, and credit risk adjustments, if any, to reflect the counterparty's as well as our own nonperformance risk.

        The estimated fair values of other financial instruments which are not recorded at fair value on a recurring basis on our consolidated balance sheets were as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
	(in thousands)
Assets held for sale:
Loans receivable subject to credit risk	$130,387	$135,901	$147,648	$154,252	3
SBA 7(a) loans receivable, subject to secured borrowings	37,856	38,643	41,404	41,901	3
Commercial real estate loans	20,005	20,170	—	—	3
Liabilities:
Secured borrowings—government guaranteed loans, included in liabilities associated with assets held for sale	38,337	38,337	41,901	41,901	3
Junior subordinated notes	24,960	24,980	24,906	24,877	3
Mortgages payable	147,134	151,346	223,808	231,806	3
Unsecured credit facilities	492,000	492,000	360,000	360,000	3

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

13. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        Management's estimation of the fair value of our financial instruments other than our forward-starting interest rate swaps is based on a Level 3 valuation in the fair value hierarchy established for disclosure of how a company values its financial instruments. In general, quoted market prices from active markets for the identical financial instrument (Level 1 inputs), if available, should be used to value a financial instrument. If quoted prices are not available for the identical financial instrument, then a determination should be made if Level 2 inputs are available. Level 2 inputs include quoted prices for similar financial instruments in active markets for identical or similar financial instruments in markets that are not active (i.e., markets in which there are few transactions for the financial instruments, the prices are not current, price quotations vary substantially, or in which little information is released publicly). There is limited reliable market information for our financial instruments other than our forward-starting interest rate swaps and we utilize other methodologies based on unobservable inputs for valuation purposes since there are no Level 1 or Level 2 inputs available. Accordingly, Level 3 inputs are used to measure fair value.

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

        Loans Receivable Subject to Credit Risk—Loans receivable were initially recorded at estimated fair value at the Acquisition Date. Loans receivable originated subsequent to the Acquisition Date are recorded at cost upon origination and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions. At September 30, 2015, our assumptions included discount rates ranging from 6.75% to 15.00% and prepayment rates of 15.00%. At December 31, 2014, our assumptions included discount rates ranging from 5.90% to 14.90% and prepayment rates of 15.00%.

        SBA 7(a) Loans Receivable, Subject to Secured Borrowings—These loans receivable represent the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans (a liability associated with assets held for sale on our consolidated balance sheets (see Note 7)). There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal. In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows taking into consideration the lack of credit risk using a prepayment rate of 15.00%.

        Commercial Real Estate Loans—In order to determine the estimated fair value of our commercial real estate loan receivable which consists of a mezzanine loan, we use a present value technique for the anticipated future cash flows using certain assumptions including a discount rate of 9.75%. There is no prepayment anticipated and no potential credit deterioration anticipated on this loan.

        Secured Borrowings—Government Guaranteed Loans—The carrying amount of secured borrowings—government guaranteed loans approximates fair value, as the interest rates on these secured borrowings approximate current market interest rates, and includes the unamortized deferred

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

13. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

cash premiums collected on the sale of the government guaranteed portions of the related loans, which are included in liabilities associated with assets held for sale.

        Junior Subordinated Notes—The fair value of the junior subordinated notes is estimated based on current interest rates available for debt instruments with similar terms. Discounted cash flow analysis is generally used to estimate the fair value of our junior subordinated notes. The rate used was 4.16% and 3.83% at September 30, 2015 and December 31, 2014, respectively.

        Unsecured Credit Facilities—The carrying amount is a reasonable estimation of fair value as the interest rates on the unsecured credit facilities are variable and are at current market interest rates.

        Mortgage Notes Payable—The fair values of mortgage notes are estimated based on current interest rates available for debt instruments with similar terms. The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 4.26% to 4.46% at September 30, 2015 and 3.92% to 4.12% at December 31, 2014.

14. RELATED-PARTY TRANSACTIONS

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

        The Advisor earned asset management fees of $6,259,000 and $5,821,000 for the three months ended September 30, 2015 and 2014, respectively, and $18,577,000 and $17,300,000 for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015 and December 31, 2014, asset management fees of $6,451,000 and $5,867,000, respectively, were due to the Advisor.

        CIM Management, Inc. and certain of its affiliates (collectively, the "CIM Management Entities"), all affiliates of CIM REIT, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $1,446,000 and $1,404,000 for the three months ended September 30, 2015 and 2014, respectively, and $4,372,000 and $ 3,935,000 for the nine months ended September 30, 2015 and 2014, respectively. CIM Urban also reimbursed the CIM Management Entities $2,016,000 and $1,820,000 during the three months ended September 30, 2015 and 2014, respectively,

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

14. RELATED-PARTY TRANSACTIONS (Continued)

and $6,302,000 and $5,613,000 for the nine months ended September 30, 2015 and 2014, respectively, for the cost of on-site personnel incurred on behalf of CIM Urban, which is included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $217,000 and $221,000 for the three months ended September 30, 2015 and 2014, respectively, and $310,000 and $1,572,000 for the nine months ended September 30, 2015 and 2014, respectively, which were capitalized to deferred charges. In addition, the CIM Management Entities earned construction management fees of $218,000 and $141,000 for the three months ended September 30, 2015 and 2014, respectively, and $665,000 and $385,000 for the nine months ended September 30, 2015 and 2014, respectively, which were capitalized to investments in real estate.

        At September 30, 2015 and December 31, 2014, fees payable and expense reimbursements due to the CIM Management Entities of $1,562,000 and $2,518,000, respectively, were included in due to related parties. Also included in due to related parties at September 30, 2015 and December 31, 2014 was ($319,000) and $76,000, respectively, due (from) to the CIM Management Entities and related parties.

        On the Acquisition Date, pursuant to the terms of the Merger Agreement, CIM Commercial and its subsidiaries entered into the Master Services Agreement (the "Master Services Agreement") with CIM Service Provider, LLC (the "Manager") pursuant to which the Manager provides or arranges for other service providers to provide management and administration services to CIM Commercial and its subsidiaries following the Merger. Pursuant to the Master Services Agreement, CIM Commercial pays a base service fee (the "Base Service Fee") to the Manager initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. Based on the annual escalation factor, the Base Service Fee for 2015 is $1,010,000. The Base Service Fee began to accrue on the Acquisition Date and was pro-rated based on the number of days during the first quarter in which the Master Services Agreement was in effect. The Manager earned a Base Service Fee of $253,000 and $250,000 for the three months ended September 30, 2015 and 2014, respectively, and $759,000 and $556,000 for the nine months ended September 30, 2015 and 2014, respectively. In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. During the nine months ended September 30, 2015 and 2014, such services performed by the Manager included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources and corporate communications. The Manager's compensation is based on the salaries and benefits of the employees of the Manager and/or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). We expensed $654,000 and $405,000 for the three months ended September 30, 2015 and 2014, respectively, and $2,244,000 and $695,000 for the nine months ended September 30, 2015 and 2014, respectively, for such services. At September 30, 2015 and December 31, 2014, $1,083,000 and $725,000 was due to the Manager, respectively, for such services.

        As of January 1, 2015, all of our employees moved to CIM SBA Staffing, LLC, ("CIM SBA"), an affiliate of CIM Group, L.P. ("CIM Group"), except for two of our executives, who became jointly employed by us and CIM SBA and their employment agreements with us continue in full force and effect. In connection with this move, on January 1, 2015, we entered into a Staffing and

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

14. RELATED-PARTY TRANSACTIONS (Continued)

Reimbursement Agreement with CIM SBA and our subsidiary, PMC Commercial Lending, LLC, which provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing such personnel and resources. For the three months ended September 30, 2015, we expensed $1,181,000 and $124,000 related to services subject to reimbursement by us under this agreement, which are included in discontinued operations and asset management and other fees to related parties, respectively; for the nine months ended September 30, 2015, we expensed $3,417,000 and $375,000 related to such services, which are included in discontinued operations and asset management and other fees to related parties, respectively.

15. COMMITMENTS AND CONTINGENCIES

        Loan Commitments—Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund loans were $23,585,000 at September 30, 2015, the majority of which were for prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Program loans, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

        General—In connection with the ownership and operation of real estate properties, we have certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. CIM Commercial had a total of $34,143,000 in future obligations under leases to fund tenant improvements and other future construction obligations at September 30, 2015.

        Employment Agreements—We have employment agreements with two of our executive officers. Under certain circumstances, as defined within the agreements, the agreements provide for (1) severance compensation or change in control payments to the executive officer in an amount equal to 2.99 times the average of the last three years' annual compensation paid to the executive officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual salary paid to the executive officer. In addition, to the extent the executive is employed by us on January 1, 2016 and such executive is not entitled to any disability, death or severance payments, the executive would receive share awards as a retention bonus which would vest immediately upon grant. In aggregate, the executive officers would receive 105,000 share awards. We recorded compensation expense of $316,000 for each of the three months ended September 30, 2015 and 2014, related to these share awards; for the nine months ended September 30, 2015 and 2014, such compensation expense was $948,000 and $631,000, respectively. At September 30, 2015, there was $315,000 of total unrecognized compensation expense relating to these share awards that will be recognized during 2015.

        Litigation—At December 31, 2014, we recorded a liability of $4,475,000 at one of our multifamily investments. The $4,475,000 liability, together with an additional tax abatement reimbursement related to the period from January 1, 2015 to March 11, 2015, was settled in February 2015 for a total of $4,721,000. Prior to our acquisition of the property, the former owners of the property enrolled the property in a property tax abatement program under Section 421-a of the New York Real Property Tax

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

15. COMMITMENTS AND CONTINGENCIES (Continued)

Law. At the time we acquired the property, the property was being used for corporate housing. This use continued from the time of acquisition and terminated in March 2015. The New York State Attorney General's office determined that the use of the property for corporate housing was inconsistent with the tax abatement program. In cooperation with the New York State Attorney General, we refunded the tax abatements received during the period we owned the property while it was being used for corporate housing. Our agreement with the New York State Attorney General does not affect the ability of the property to receive tax abatements in the future.

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

        Rent Expense—The ground lease for a property provides for a current annual rent of $503,000, payable quarterly, and increases every five years from July 1, 2015 based on the greater of 15% or 50% of the increase in the Consumer Price Index during a five-year adjustment period. In addition, commencing on July 1, 2040 and July 1, 2065, the rent payable during the balance of the lease term shall be increased by an amount equal to 10% of the rent payable during the immediately preceding lease year. The lease term is through May 31, 2089. If the landlord decides to sell the leased property, we have the right of first refusal.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

15. COMMITMENTS AND CONTINGENCIES (Continued)

        Rent expense under this lease, which includes straight line rent and amortization of acquired below-market ground lease, was $438,000 for each of the three months ended September 30, 2015 and 2014, and $1,314,000 for each of the nine months ended September 30, 2015 and 2014. We record rent expense on a straight line basis. Straight line rent liability of $11,903,000 and $11,038,000 is included in other liabilities in the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.

        We lease office space in Dallas, Texas under a lease which expires in May 2018. We recorded rent expense of $50,000 and $55,000 for the three months ended September 30, 2015 and 2014, respectively, and $180,000 and $120,000 for the nine months ended September 30, 2015 and the period from the Acquisition Date through September 30, 2014, respectively, which is included in discontinued operations.

        Scheduled future noncancelable minimum lease payments at September 30, 2015 are as follows:

Years Ending December 31,	(in thousands)
2015 (Three months ending December 31, 2015)	$185
2016	743
2017	749
2018	607
2019	503
Thereafter	128,220

$131,007

16. FUTURE MINIMUM LEASE RENTALS

        Future minimum rental revenues under long-term operating leases at September 30, 2015, excluding tenant reimbursements of certain costs, are as follows:

Years Ending December 31,	Governmental Tenants	Other Tenants	Total
	(in thousands)
2015 (Three months ending December 31, 2015)	$14,643	$25,813	$40,456
2016	49,730	102,162	151,892
2017	43,518	97,939	141,457
2018	40,884	77,924	118,808
2019	38,474	66,139	104,613
Thereafter	118,825	248,050	366,875

	$306,074	$618,027	$924,101

17. CONCENTRATIONS

        Tenant Revenue Concentrations—Rental revenues from the U.S. General Services Administration and other government agencies (collectively, "Governmental Tenants"), which primarily occupy

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

17. CONCENTRATIONS (Continued)

properties located in Washington, D.C., accounted for approximately 23.1% and 24.4% of our rental and other property income for the three months ended September 30, 2015 and 2014, respectively, and 22.9% and 24.9% for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015 and December 31, 2014, $6,468,000 and $7,168,000, respectively, was due from Governmental Tenants (see Note 16).

        Geographical Concentrations of Investments in Real Estate—As of September 30, 2015, we owned 21 office properties, five multifamily properties, three hotel properties, three parking garages, and two development sites, one of which is being used as a parking lot, located in four states and Washington, D.C. As of December 31, 2014, we owned the same real estate investments with the exception of the parking lot, which was purchased in August 2015 (see Note 4).

        Our revenue concentrations from properties are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
California	62.4%	60.3%	62.6%	60.3%
Washington, D.C.	24.0	24.9	24.1	24.5
Texas	8.0	8.0	7.8	7.8
North Carolina	4.6	4.6	4.6	5.3
New York	1.0	2.2	0.9	2.1

	100.0%	100.0%	100.0%	100.0%

        Our real estate investment concentrations from properties are as follows:

	September 30, 2015	December 31, 2014
California	52.8%	52.3%
Washington, D.C.	30.9	31.2
Texas	7.4	7.4
North Carolina	5.3	5.5
New York	3.6	3.6

	100.0%	100.0%

18. SEGMENT DISCLOSURE

        In accordance with ASC Topic 280, Segment Reporting, our reportable segments consist of three types of commercial real estate properties, namely, office, hotel and multifamily properties, as well as a segment for our lending operations, which is held for sale as of September 30, 2015. Management internally evaluates the operating performance and financial results of the segments based on net operating income. We also have certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

18. SEGMENT DISCLOSURE (Continued)

segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to our audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on March 16, 2015.

        We evaluate the performance of our real estate segments based on net operating income, which is defined as rental and other property income and tenant reimbursements less property and related expenses, and excludes nonproperty income and expenses, interest expense, depreciation and amortization, corporate related general and administrative expenses, and transaction costs.

        The net operating income of our reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Office:
Revenues	$46,427	$44,378	$140,126	$132,833

Property expenses:
Operating	19,832	18,644	59,283	54,230
General and administrative	226	413	652	805

Total property expenses	20,058	19,057	59,935	55,035

Segment net operating income—office	26,369	25,321	80,191	77,798

Hotel:
Revenues	15,350	13,504	46,891	42,641

Property expenses:
Operating	10,623	9,867	31,287	29,636
General and administrative	205	61	284	134

Total property expenses	10,828	9,928	31,571	29,770

Segment net operating income—hotel	4,522	3,576	15,320	12,871

Multifamily:
Revenues	4,618	5,235	13,536	15,427

Property expenses:
Operating	2,906	2,485	8,485	7,155
General and administrative	145	553	318	632

Total property expenses	3,051	3,038	8,803	7,787

Segment net operating income—multifamily	1,567	2,197	4,733	7,640

Total segment net operating income	$32,458	$31,094	$100,244	$98,309

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

18. SEGMENT DISCLOSURE (Continued)

        A reconciliation of segment net operating income to net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Total segment net operating income	$32,458	$31,094	$100,244	$98,309
Interest	(5,551)	(5,053)	(16,540)	(13,655)
General and administrative	(1,274)	(867)	(5,143)	(3,454)
Asset management and other fees to related parties	(7,290)	(6,476)	(21,955)	(18,551)
Transaction costs	(237)	(46)	(1,038)	(546)
Depreciation and amortization	(17,873)	(17,677)	(54,567)	(51,592)
Bargain purchase gain	—	—	—	4,918

Income from continuing operations	233	975	1,001	15,429
Discontinued operations
Income from operations of assets held for sale	5,008	3,305	11,954	8,582

Net income from discontinued operations	5,008	3,305	11,954	8,582

Net income	5,241	4,280	12,955	24,011
Net loss (income) attributable to noncontrolling interests	1	5	(5)	(108)

Net income attributable to stockholders	$5,242	$4,285	$12,950	$23,903

        The condensed assets for each of the segments as of September 30, 2015 and December 31, 2014, along with capital expenditures and loan originations for the nine months ended September 30, 2015 and 2014, are as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Condensed assets:
Office	$1,524,264	$1,534,610
Hotel	178,195	174,679
Multifamily	170,861	171,226
Lending assets held for sale	204,975	208,799
Non-segment assets	14,215	5,368

Total assets	$2,092,510	$2,094,682

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014, AND
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

18. SEGMENT DISCLOSURE (Continued)

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Capital expenditures(1):
Office	$19,216	$15,658
Hotel	1,001	1,068
Multifamily	1,486	546

Total capital expenditures	21,703	17,272

Loan originations included in assets held for sale	49,319	36,557

Total capital expenditures and loan originations	$71,022	$53,829

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

        The following discussion of our financial condition at September 30, 2015 and results of operations for the three and nine months ended September 30, 2015 and 2014 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014. For a more detailed description of the risks affecting our financial condition and results of operations, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

        Our real estate business is managed by affiliates of CIM Group. CIM Group is a vertically-integrated, full-service investment manager with multi-disciplinary expertise and in-house research, acquisition, investment, development, finance, leasing, and management capabilities. CIM Group is headquartered in Los Angeles and has offices in New York City, the Washington D.C. metro area, the San Francisco Bay Area and Dallas.

Properties

        As of September 30, 2015, our investments, excluding assets held for sale, consisted of (i) 21 office properties comprised of approximately 5.6 million rentable square feet, (ii) five multifamily properties comprised of 930 units, (iii) three hotels comprised of 1,070 rooms, (iv) three parking garages, two of which have street level retail space, and (v) two development sites, one of which is being used as a parking lot.

Strategy

        Our investment strategy is centered around CIM Group's community qualification process. We believe this strategy provides us with a significant competitive advantage when making urban real estate investments. The qualification process generally takes between six months and five years and is a critical component of CIM Group's investment evaluation. CIM Group examines the characteristics of a market to determine whether the district justifies the extensive efforts CIM Group undertakes in reviewing and making potential investments in its Qualified Communities. Qualified Communities generally fall into one of two categories: (i) transitional urban districts and (ii) well-established, thriving urban areas (typically major central business districts). CIM Group typically spends significant time and resources qualifying targeted investment communities prior to making any acquisitions. Since 1994, CIM Group has qualified 97 communities and has deployed capital in 50 of these qualified communities. Although we may not invest exclusively in Qualified Communities, it is expected that most of our investments will be identified through this systematic process.

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

Lending Segment

        We will continue to deploy a portion of our capital to our real estate lending platform through our wholly owned subsidiary (d/b/a PMC Commercial Trust) that originates and services loans under the SBA 7(a) Program as well as through other lending programs which allow us to achieve attractive risk adjusted returns on its loans.

        To take advantage of the expertise of CIM Group, we have begun to originate commercial real estate loans for properties that are primarily located in CIM Group's Qualified Communities. We are targeting investments between $20 million and $100 million with a focus on developing a diversified pool of loans. These loans are typically short duration (five years or less, inclusive of extension options), floating rate and are expected to be:

  •
  limited and/or non-recourse junior (mezzanine, b-note or 2nd lien) and senior construction loans; or

  •
  limited and/or non-recourse junior (mezzanine, b-note or 2nd lien) and senior acquisition, bridge or repositioning loans.

        We intend to participate a substantial portion of these loans with, and/or syndicate a substantial portion of these loans to, one or more institutional investors.

        We have reflected the lending segment as held for sale at September 30, 2015 and December 31, 2014, based on a plan approved by the Board of Directors to sell the lending business that, when completed, will result in the deconsolidation of the lending segment, allowing us to increase our focus on Class A and creative office properties.

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

        Like any metric, FFO should not be used as the only measure of our performance because it excludes depreciation and amortization and captures neither the changes in the value of our real estate properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our operating results. Other REITs may not calculate FFO in accordance with the standards established by the NAREIT; accordingly, our FFO may not be comparable to those other REITs' FFO. Therefore, FFO should be considered only as a supplement to net income as a measure of our performance and should not be used as a supplement to or substitute measure for cash flow from operating activities computed in accordance with U.S. GAAP. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends.

        The following table sets forth a reconciliation of net income to FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net income attributable to stockholders	$5,242	$4,285	$12,950	$23,903
Depreciation and amortization	17,873	17,677	54,567	51,592
Net (loss) income attributable to noncontrolling interests	(1)	(5)	5	108

FFO	$23,114	$21,957	$67,522	$75,603

        FFO increased to $23,114,000, or 5.3%, for the three months ended September 30, 2015, compared to $21,957,000 for the three months ended September 30, 2014. The increase was primarily attributable to an increase of $1,048,000 in office net operating income primarily due to revenue increases at certain properties in California, which experienced higher occupancy and rental rates as well as earnings from the office property acquired in October 2014, an increase of $946,000 in hotel net operating income due to RevPAR growth, and a $1,703,000 increase from the operations of the lending segment included in discontinued operations mainly due to an increase in interest income resulting from recognition of unamortized discounts associated with increased loan prepayments, partially offset by a decrease of $630,000 in multifamily net operating income primarily due to our New York property which is in the process of being re-leased as individual units, an increase of $814,000 in asset management fees and other fees to related parties, an increase of $498,000 in interest expense mainly due to higher debt levels, and an increase of $407,000 in corporate general and administrative expenses.

        FFO decreased to $67,522,000, or 10.7%, for the nine months ended September 30, 2015, compared to $75,603,000 for the nine months ended September 30, 2014. The decrease was primarily attributable to the recognition of the bargain purchase gain of $4,918,000 in the first nine months of 2014, an increase of $3,404,000 in asset management fees and other fees to related parties, an increase of $2,885,000 in interest expense mainly due to higher debt levels, an increase of $1,689,000 in corporate general and administrative expenses, and a decrease of $2,907,000 in multifamily net operating income, primarily from our New York property which is in the process of being re-leased as individual units, partially offset by an increase of $2,393,000 in office net operating income primarily due to revenues related to the office properties acquired in April 2014 and October 2014, and revenue increases at certain properties in California, which experienced higher occupancy and rental rates, an increase of $2,449,000 in hotel net operating income due to RevPAR growth, and a $3,372,000 increase from the operations of the lending segment included in discontinued operations mainly due to inclusion of activity for the period from Acquisition Date to September 30, 2014 in the first nine months of 2014 and the full nine months of activity in the first nine months of 2015, as well as an increase in interest income resulting from recognition of unamortized discounts associated with increased loan prepayments.

Rental Rate Trends

        Office Rental Rates:    The following table sets forth the annualized rent per occupied square foot across our office portfolio:

	As of September 30,
	2015	2014
Annualized rent per occupied square foot(1)	$36.59	$36.08

(1)
Represents gross monthly base rent under commenced leases, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements for the twelve months ended September 30, 2015 and 2014 were approximately $6,320,000 and $11,262,000, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.

        Over the next four quarters, we expect to see expiring cash rents as set forth in the table below:

	For the Three Months Ended
	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016
Expiring Cash Rents:
Expiring square feet(1)	163,012	250,528	49,417	99,730
Expiring rent per square foot(2)	$32.94	$47.79	$43.22	$46.33

(1)
All month-to-month tenants occupying a total of 72,045 square feet are included in the expiring leases in the first quarter listed.

(2)
Represents gross monthly base rent, as of September 30, 2015, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

        During the three and nine months ended September 30, 2015, we executed leases with terms longer than 12 months totaling 187,935 and 456,204 square feet, respectively. The table below sets forth information on certain of our executed leases during the three and nine months ended September 30, 2015, excluding space that was vacant for more than one year.

	Number of Leases(1)(2)	Rentable Square Feet(2)	New Cash Rents per Square Foot(2)(3)	Expiring Cash Rents per Square Foot(2)(3)
Three Months Ended September 30, 2015(3)	8	23,416	$34.55	$31.62
Nine Months Ended September 30, 2015(3)	29	203,596	$38.00	$40.96

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

        Quarterly fluctuations in submarkets, buildings and term of the expiring leases cause large variations in these numbers and make predicting the changes in rent in any specific quarter difficult. Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional and economic growth, and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations and cash flows.

        Multifamily Rates:    The following table sets forth the monthly rent per occupied unit across our multifamily portfolio:

	As of September 30,
	2015	2014
Monthly rent per occupied unit(1)	$1,891	$1,900

(1)
Represents gross monthly base rent under commenced leases, divided by occupied units. This amount reflects total cash rent before concessions. Our property in New York is in the process of being re-leased as individual units as our corporate housing tenant terminated its lease in March 2015. Monthly rent per occupied unit excluding the New York property is $1,608 and $1,575 as of September 30, 2015 and 2014, respectively.

        Occupancy Rates:    The following table sets forth the occupancy rates across our office and multifamily real estate portfolios:

	As of September 30,
	2015	2014
Office portfolio	84.7%	83.3%
Multifamily portfolio(1)	90.9%	95.1%

(1)
The multifamily occupancy as of September 30, 2015 reflects 70.0% occupancy for our New York property, as our corporate housing tenant terminated its lease in March 2015 and we are in the process of re-leasing the property as individual units. The occupancy rate for the multifamily portfolio excluding the New York property is 93.7% and 94.4% as of September 30, 2015 and 2014, respectively.

        Hotel Statistics:    The following table sets forth the occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") for the hotel portfolio:

	For the Nine Months Ended September 30,
	2015	2014
Rental Rate Trends—Hotel Statistics
Occupancy	84.9%	83.4%
ADR	$131.54	$122.23
RevPAR	$111.68	$101.97

Secondary Market Loan Sales

        Our lending division, which is reflected as held for sale at September 30, 2015 and December 31, 2014, sells loans originated pursuant to the SBA 7(a) Program. The SBA guaranteed portion of these loans are sold in legal sale transactions to either dealers in government guaranteed loans or institutional investors as the loans are fully funded. These government guaranteed portions of loans may be sold for (1) a cash premium and the minimum 1% SBA required servicing spread, (2) significant future servicing spread and no cash premium or (3) future servicing spread and a cash premium of 10%. We are required to permanently treat certain of the proceeds received from these legally sold portions of loans (those loans sold solely for future servicing spread and those loans sold for a cash premium of 10% and future servicing spread) as secured borrowings (debt), which are included in the accompanying consolidated balance sheet as liabilities associated with assets held for sale, and 100% of the loans are included in assets held for sale.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Overview

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Total revenues	$66,395	$63,117	$3,278	5.2%
Total expenses	66,162	62,142	4,020	6.5%
Income from operations of assets held for sale	5,008	3,305	1,703	51.5%
Net income	5,241	4,280	961	22.5%

        Net income increased to $5,241,000 for the three months ended September 30, 2015, compared to $4,280,000 for the corresponding period in 2014. The increase was primarily attributable to an increase of $1,048,000 in office net operating income primarily due to revenue increases at certain properties in California, which experienced higher occupancy and rental rates as well as earnings from the office property acquired in October 2014, an increase of $946,000 in hotel net operating income due to RevPAR growth, and a $1,703,000 increase from the operations of the lending segment included in discontinued operations mainly due to an increase in interest income resulting from recognition of unamortized discounts associated with increased loan prepayments, partially offset by a decrease of $630,000 in multifamily net operating income primarily due to our New York property which is in the process of being re-leased as individual units, an increase of $814,000 in asset management fees and other fees to related parties, an increase of $498,000 in interest expense mainly due to higher debt levels, and an increase of $407,000 in corporate general and administrative expenses.

        CIM Commercial operates in four segments: office, hotel and multifamily properties and lending. The lending segment is classified as held for sale at September 30, 2015 and December 31, 2014 and included in discontinued operations. Set forth and described below are summary segment results for our three segments included in continuing operations.

Summary Segment Results

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Revenues:
Office	$46,427	$44,378	$2,049	4.6%
Hotel	15,350	13,504	1,846	13.7%
Multifamily	4,618	5,235	(617)	(11.8)%
Expenses:
Office	20,058	19,057	1,001	5.3%
Hotel	10,828	9,928	900	9.1%
Multifamily	3,051	3,038	13	0.4%

Revenues

        Office Revenue:    Revenues include rental revenues from office properties, expense reimbursements and lease termination income. Office revenue increased to $46,427,000, or 4.6%, for the three months ended September 30, 2015 compared to $44,378,000 for the corresponding period in 2014, primarily due to revenue increases at certain properties in California, which experienced higher occupancy and rental rates as well as revenue from the office property acquired in October 2014, partially offset by a decrease in revenues at our Sacramento, California property due to expiration of a lease with a large tenant on June 30, 2015.

        Hotel Revenue:    Hotel revenue increased to $15,350,000, or 13.7%, for the third quarter of 2015 compared to $13,504,000 for the third quarter of 2014. The increase is primarily due to RevPAR growth at our three hotels as a result of increases in rates.

        Multifamily Revenue:    Multifamily revenue decreased to $4,618,000, or 11.8%, for the third quarter of 2015 compared to $5,235,000 for the third quarter of 2014. The decrease is primarily due to lower multifamily revenue at our New York property for the third quarter of 2015, as our corporate housing tenant terminated its lease in March 2015 and the property is in the process of being re-leased as individual units.

Expenses

        Office Expenses:    Office expenses increased to $20,058,000, or 5.3%, for the third quarter of 2015 compared to $19,057,000 for the third quarter of 2014. The increase is primarily due to an increase in real estate taxes at our California and Washington D.C. area properties. We expect the increases in real estate taxes will be sustained for our Washington D.C. area properties for the remainder of the year.

        Hotel Expenses:    Hotel expenses increased to $10,828,000, or 9.1%, for the third quarter of 2015 compared to $9,928,000 for the third quarter of 2014. The increase is primarily due to increased variable costs associated with higher revenues during the third quarter of 2015 compared to the third quarter of 2014 at our three hotel properties.

        Multifamily Expenses:    Multifamily expenses increased to $3,051,000, or 0.4%, for the third quarter of 2015 compared to $3,038,000 for the third quarter of 2014. The increase is primarily due to an increase in expenses associated with re-leasing our New York property as individual units, partially offset by a decrease due to nonrecurring legal fees incurred during the third quarter of 2014 associated with the tax abatement at our New York property and a decrease in real estate taxes at our Dallas properties due to a reduction of tax expense following the receipt of the actual tax assessment.

        Interest Expense:    Interest expense, which is not allocated to our segments, was $5,551,000 for the three months ended September 30, 2015, an increase of $498,000 compared to the corresponding period in 2014. The increase is mainly due to incremental credit facility borrowings during the last three months of 2014 and the first nine months of 2015, partially offset by lower interest expense as a result of the repayment of approximately $71,237,000 in fixed rate mortgages in April and September 2015.

        General and Administrative Expenses:    General and administrative expenses, which are not allocated to our operating segments, increased to $1,274,000 for the third quarter of 2015 compared to $867,000 for the corresponding period in 2014. The increase is primarily due to a one-time gain of $1,166,000 relating to the settlement of a contractual obligation that reduced expenses in the third quarter of 2014, partially offset by a decrease in legal expense and a decrease in salaries. Salaries are included in asset management and other fees to related parties for the three months ended September 30, 2015, as a result of the transfer of our employees to an affiliate effective January 1, 2015 (see Note 14).

        Transaction Costs:    Transaction costs totaling $237,000 for the third quarter of 2015 represent a $191,000 increase from $46,000 for the third quarter of 2014. The costs incurred during the third quarter of 2015 primarily represent costs associated with the acquisition of a parking lot in August 2015, as well as costs related to the planned disposition of the lending segment which is held for sale.

        Asset Management and Other Fees to Related Parties:    Asset management fees totaled $6,259,000 for the third quarter of 2015 compared to $5,821,000 for the third quarter of 2014. Asset management fees are calculated based on a percentage of the average adjusted fair value of CIM Urban's investments, which are appraised in the fourth quarter of each year. The higher fees reflect a net increase in the fair value of CIM Urban's real estate investments based on the December 31, 2014 appraised values, as well as incremental capital expenditures and acquisitions incurred in the first nine months of 2015. In addition, pursuant to the Master Services Agreement entered into on the Acquisition Date, CIM Commercial pays a Base Service Fee equal to $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015, which increased the fee to $1,010,000) to the Manager, a related party. Fees to the Manager totaled $253,000 for the third quarter of 2015 compared to $250,000 for the third quarter of 2014. In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation and/or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the three months ended September 30, 2015, we expensed $654,000 for such services, compared to $405,000 in the third quarter of 2014. For the three months ended September 30, 2015, we also expensed $124,000 related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement Agreement, pursuant to which all our employees moved to CIM SBA Staffing, an affiliate of CIM Group, effective January 1, 2015. Such costs were included in general and administrative expenses in prior year comparable periods.

        Depreciation and Amortization Expense:    Depreciation and amortization expense for the three months ended September 30, 2015 was $17,873,000, an increase of $196,000 compared to the corresponding period in 2014. The increase is primarily due to the depreciation expense associated with additional capital expenditures and the acquisition of the office property in October 2014, partially offset by decreased amortization expense resulting from certain acquisition-related assets that became fully depreciated.

Discontinued Operations

        Income from Operations of Assets Held for Sale:    Income from operations of assets held for sale represents revenues and expenses from our lending segment, including interest income on loans and other loan related fee income, offset by expenses, which include general and administrative expenses, fees to related party, direct interest expense, and provision for income taxes. Income from operations of assets held for sale increased to $5,008,000 in the third quarter of 2015, compared to $3,305,000 in the third quarter of 2014, mainly due to an increase in interest income resulting from recognition of unamortized discounts associated with increased loan prepayments.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Overview

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Total revenues	$200,553	$190,901	$9,652	5.1%
Total expenses	199,552	180,390	19,162	10.6%
Bargain purchase gain	—	4,918	(4,918)	—
Income from operations of assets held for sale	11,954	8,582	3,372	39.3%
Net income	12,955	24,011	(11,056)	(46.0)%

        Net income decreased to $12,955,000 for the first nine months of 2015, compared to $24,011,000 for the first nine months of 2014. The decrease was primarily attributable to the recognition of the bargain purchase gain of $4,918,000 in the first nine months of 2014, an increase of $3,404,000 in asset management fees and other fees to related parties, an increase of $2,975,000 in depreciation and amortization expense, an increase of $2,885,000 in interest expense mainly due to higher debt levels, an increase of $1,689,000 in corporate general and administrative expenses, and a decrease of $2,907,000 in multifamily net operating income, primarily from our New York property which is in the process of being re-leased as individual units, partially offset by an increase of $2,393,000 in office net operating income primarily due to revenues related to the office properties acquired in April 2014 and October 2014, and revenue increases at certain properties in California, which experienced higher occupancy and rental rates, an increase of $2,449,000 in hotel net operating income due to RevPAR growth, and a $3,372,000 increase from the operations of the lending segment included in discontinued operations mainly due to inclusion of activity for the period from Acquisition Date to September 30, 2014 in the first nine months of 2014 and the full nine months of activity in the first nine months of 2015, as well as an increase in interest income resulting from recognition of unamortized discounts associated with increased loan prepayments.

        Set forth and described below are summary segment results for our three segments included in continuing operations.

Summary Segment Results

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Revenues:
Office	$140,126	$132,833	$7,293	5.5%
Hotel	46,891	42,641	4,250	10.0%
Multifamily	13,536	15,427	(1,891)	(12.3)%
Expenses:
Office	59,935	55,035	4,900	8.9%
Hotel	31,571	29,770	1,801	6.0%
Multifamily	8,803	7,787	1,016	13.0%

Revenues

        Office Revenue:    Revenues include rental revenues from office properties, expense reimbursements and lease termination income. Office revenue increased to $140,126,000, or 5.5%, for the nine months ended September 30, 2015 compared to $132,833,000 for the corresponding period in 2014, primarily due to revenues related to the office properties acquired in April 2014 and October 2014, and revenue increases at certain properties in California, which experienced higher occupancy and rental rates during the first nine months of 2015 compared to the first nine months of 2014. Additionally, certain properties in the Washington D.C. area experienced higher expense reimbursements revenue during the first nine months of 2015 compared to the first nine months of 2014. The increase in revenue at California and the Washington D.C. area properties is partially offset by a decrease at our North Carolina property due to recognition of fees related to early termination of a large tenant in April 2014.

        Hotel Revenue:    Hotel revenue increased to $46,891,000, or 10.0%, for the first nine months of 2015 compared to $42,641,000 for the first nine months of 2014. The increase is primarily due to RevPAR growth at our three hotels, due to increases in both occupancy and rates.

        Multifamily Revenue:    Multifamily revenue decreased to $13,536,000, or 12.3%, for the first nine months of 2015 compared to $15,427,000 for the first nine months of 2014. The decrease is primarily due to lower multifamily revenue at our New York property for the first nine months of 2015 compared to the corresponding period in 2014, as our corporate housing tenant terminated its lease in March 2015 and the property is in the process of being re-leased as individual units, partially offset by an increase at our Dallas properties resulting from increased rates.

Expenses

        Office Expenses:    Office expenses increased to $59,935,000, or 8.9%, for the first nine months of 2015 compared to $55,035,000 for the first nine months of 2014. The increase is primarily due to an increase in real estate taxes at our California and Washington D.C. area properties, partially offset by a decrease in electricity expense at the Washington D.C. area properties. We expect the increases in real estate taxes will be sustained for our Washington D.C. area properties for the remainder of the year.

        Hotel Expenses:    Hotel expenses increased to $31,571,000, or 6.0%, for the first nine months of 2015 compared to $29,770,000 for the first nine months of 2014. The increase is primarily due to increased variable costs associated with higher occupancy and revenues during the first nine months of 2015 compared to the first nine months of 2014 at our three hotel properties, partially offset by a decrease in real estate taxes at our hotel property in Sacramento, California due to a reduction of tax accruals following the receipt of the actual tax assessment.

        Multifamily Expenses:    Multifamily expenses increased to $8,803,000, or 13.0%, for the first nine months of 2015 compared to $7,787,000 for the first nine months of 2014. The increase is primarily due to an increase in expenses associated with re-leasing our New York property as individual units during the first nine months of 2015, and an increase in real estate taxes at our New York property following the loss of tax abatements for part of the first quarter of 2015 while it was being leased by a corporate housing operator, partially offset by a decrease due to nonrecurring legal fees incurred during the third quarter of 2014 associated with the tax abatement at our New York property.

        Interest Expense:    Interest expense, which is not allocated to our operating segments, was $16,540,000 for the nine months ended September 30, 2015, an increase of $2,885,000 compared to the corresponding period in 2014. The increase is mainly due to incremental credit facility borrowings during the last three months of 2014 and in the first nine months of 2015, and an increase in amortization of deferred loan costs related to the September 2014 credit facility, partially offset by lower interest expense as a result of the repayment of approximately $71,237,000 in fixed rate mortgages in April and September 2015.

        General and Administrative Expenses:    General and administrative expenses, which are not allocated to our operating segments, increased to $5,143,000 for the first nine months of 2015 compared to $3,454,000 for the corresponding period in 2014. The increase is primarily due to a one-time gain of $1,166,000 relating to the settlement of a contractual obligation that reduced expenses for the nine months ended September 2014, an increase in public company expenses, including consulting and legal fees, during the first nine months of 2015 compared to the corresponding period in 2014, partially offset by a decrease in salaries, which are included in asset management and other fees to related parties for the first nine months ended September 30, 2015, as a result of the transfer of our employees to an affiliate effective January 1, 2015 (see Note 14).

        Transaction Costs:    Transaction costs totaling $1,038,000 for the first nine months of 2015 represent a $492,000 increase from $546,000 for the first nine months of 2014. The costs incurred during the first nine months of 2015 represent abandoned project costs, costs related to the planned disposition of the lending segment which is held for sale, costs associated with evaluating strategies for exiting certain of our non-office real estate portfolio, and costs related to the acquisition of a parking lot in August 2015. The costs incurred during the first nine months of 2014 are mainly associated with the Merger, including due diligence costs, legal fees and accounting expenses.

        Asset Management and Other Fees to Related Parties:    Asset management fees totaled $18,577,000 for the first nine months of 2015 compared to $17,300,000 for the first nine months of 2014. Asset management fees are calculated based on a percentage of the average adjusted fair value of CIM Urban's investments, which are appraised in the fourth quarter of each year. The higher fees reflect a net increase in the fair value of CIM Urban's real estate investments based on the December 31, 2014 appraised values, as well as incremental capital expenditures and acquisitions incurred in first nine months of 2015. In addition, pursuant to the Master Services Agreement entered into on the Acquisition Date, CIM Commercial pays a Base Service Fee initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015, which increased the fee to $1,010,000) to the Manager, a related party. Fees to the Manager totaled $759,000 for the first nine months of 2015 compared to $556,000 for the period from the Acquisition Date to September 30, 2014. In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation and/or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the nine months ended September 30, 2015, we expensed $2,244,000 for such services, compared to $695,000 for the first nine months of 2014. For the nine months ended September 30, 2015, we also expensed $375,000 related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement Agreement, pursuant to which all our employees moved to CIM SBA Staffing, an affiliate of CIM Group, effective January 1, 2015. Such costs were included in general and administrative expenses in prior comparable periods.

        Depreciation and Amortization Expense:    Depreciation and amortization expense for the nine months ended September 30, 2015 was $54,567,000, an increase of $2,975,000 compared to the corresponding period in 2014. The increase is primarily due to the depreciation expense associated with additional capital expenditures, the acquisition of the office properties in April and October 2014, and the acceleration of depreciation for certain assets at a property in Southern California where the tenant ceased operations and vacated our building, partially offset by decreased amortization expense resulting from certain acquisition-related assets that became fully depreciated.

Discontinued Operations

        Income from Operations of Assets Held for Sale:    Income from operations of assets held for sale represents revenues and expenses from our lending segment, including interest income on loans and other loan related fee income, offset by expenses, which include general and administrative expenses, fees to related party, direct interest expense, and provision for income taxes. Income from operations of assets held for sale increased to $11,954,000 in the first nine months of 2015, compared to $8,582,000 in the first nine months of 2014 mainly due to inclusion of activity for the period from Acquisition Date to September 30, 2014 in the first nine months of 2014 and the full nine months of activity in the first nine months of 2015, as well as an increase in interest income resulting from recognition of unamortized discounts associated with increased loan prepayments.

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

        In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. The credit facility can be increased to $1,150,000,000, under certain conditions. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at (i) the base rate, plus 0.20% to 1.00% or (ii) LIBOR plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bear interest at (i) the base rate, plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The delayed-draw term loan was also subject to an unused line fee of 0.25%. The credit facility matures in September 2016 and provides for two one-year extension options under certain conditions. As of September 30, 2015 and December 31, 2014, $492,000,000 ($92,000,000 under the revolver and $400,000,000 under the term loans) and $360,000,000 ($35,000,000 under the revolver and $325,000,000 under the term loans), respectively, was outstanding under the credit facility and $358,000,000 and $490,000,000, respectively, was available for future borrowings. As of November 5, 2015, $107,000,000 ($0 under the revolver and $107,000,000 under the term loans) was outstanding under the credit facility and $450,000,000 was available for future borrowings. Proceeds from the unsecured credit facility were used for acquisitions, general corporate purposes, and to repay mortgage loans and $323,000,000 outstanding under our prior unsecured credit facilities. At September 30, 2015 and December 31, 2014, the interest rate on our unsecured credit facility ranged from 1.34% to 1.42% and 1.31% to 1.37%, respectively.

        In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $385,000,000. The term loan facility ranks pari passu with CIM Commercial's $850,000,000 credit facility described above; covenants under the term loan facility are substantially the same as those in the $850,000,000 credit facility. Outstanding advances under the term loan facility bear interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio. The unused portion of the term loan facility is also subject to an unused fee of 0.20%. With some exceptions, any prepayment of the term loan facility prior to May 2017 will be subject to a prepayment fee up to 2% of the outstanding principal amount. The term loan facility matures in May 2022. On November 2, 2015, $385,000,000 was drawn under the term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. The LIBOR portion of the interest rate of the loan has been effectively converted to fixed rates through interest rate swaps (see Note 12).

        At September 30, 2015 and December 31, 2014, we were in compliance with all of our respective financial covenants.

        On April 1, 2015, we paid off a mortgage with an outstanding balance of $12,364,000 using the unsecured credit facility. In addition, on September 1, 2015, we paid off two mortgages with a combined outstanding balance of $58,873,000 using the unsecured credit facility.

        We have substantial borrowing capacity, and may finance our future activities through any of the following methods: (i) offerings of common shares, preferred shares, senior unsecured securities, or other equity and debt securities; (ii) the use and potential expansion of our existing revolving credit lines including the use of the credit line we obtained in September 2014, or the use of a new credit line; (iii) the addition of senior, recourse or non-recourse debt using target acquisitions as well as existing investments as collateral; and/or (iv) the sale of existing investments. We expect to maintain leverage levels that are comparable to those of other commercial property REITs engaged in business strategies similar to our own.

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

Available Borrowings, Cash Balances and Capital Resources

        We have typically financed our capital needs through investor equity commitments, long-term secured mortgages and short-term lines of credit. As of September 30, 2015 and December 31, 2014, we had total indebtedness, exclusive of debt included in liabilities associated with assets held for sale, of $664,094,000 and $608,714,000, respectively. Included in total indebtedness is $492,000,000 and $360,000,000 of borrowings under credit facilities with total capacity of $850,000,000 at September 30, 2015 and December 31, 2014, respectively. In addition, on November 2, 2015, $385,000,000 was drawn under our new $385,000,000 term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. As of November 5, 2015, $492,000,000 ($0 under the revolver and $492,000,000 under the term loans) was outstanding under the credit and term loan facilities, and $450,000,000 was available for future borrowings.

Cash Flow Analysis

        As a REIT, our cash flows from operations are typically used to fund our dividends.

        Our cash and cash equivalents, inclusive of cash associated with assets held for sale, totaled $39,333,000 and $27,552,000 at September 30, 2015 and December 31, 2014, respectively. Our cash flows from operating activities are primarily dependent upon the occupancy level of our real estate assets, the rental rates achieved through our leases, the collectability of rent and recoveries from our tenants, and cash flows associated with loans originated at our lending segment. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities totaled $54,739,000 for the nine months ended September 30, 2015, an increase of $2,376,000 compared to the corresponding period in 2014. The increase was mainly due to an increase of $3,101,000 resulting from lower funding for loans held for sale, an increase of $4,751,000 in proceeds from sale of guaranteed loans, partially offset by a decrease of $3,059,000 resulting from a higher level of working capital used, and a decrease of $3,065,000 in net income adjusted for non-cash activities.

        Our cash flows from investing activities are primarily related to property acquisitions and sales, expenditures for development and redevelopment projects, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash used in investing activities for the nine months ended September 30, 2015 was $28,329,000, a decrease of $11,103,000, compared to the corresponding period in 2014. The decrease in net cash used was primarily due to $44,936,000 in acquisitions of real estate properties in the first nine months of 2014 compared to $11,143,000 in acquisitions in the corresponding period in 2015, partially offset by an increase in net cash used due to an increase in loans funded of $15,863,000 and a decrease of $5,725,000 in principal collected on loans.

        Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash used in financing activities for the nine months ended September 30, 2015 was $14,629,000, an increase of $15,511,000 compared to net cash provided by financial activities of $882,000 in the corresponding period in 2014. We used funds from financing activities primarily to pay dividends of $64,042,000 during the nine months ended September 30, 2015 compared to distributions of $122,988,000 in the aggregate ($63,702,000 to partners and stockholders and $59,286,000 for the acquisition of PMC Commercial) during the corresponding period in 2014. We had net borrowings, inclusive of borrowings of the lending segment held for sale, of $52,783,000 for the nine months ended September 30, 2015 compared to $129,546,000 for the corresponding period in 2014. Additionally, deferred loan costs of $3,442,000 were paid during the nine months ended September 30, 2015 primarily related to the $385,000,000 unsecured term loan facility, while deferred loan costs of $5,736,000 were paid during the corresponding period in 2014 primarily related to the $850,000,000 unsecured credit facility.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

        During the nine months ended September 30, 2015, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

OFF BALANCE SHEET ARRANGEMENTS

        At September 30, 2015, we did not have any off-balance sheet arrangements.

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

        On March 6, 2015, June 12, 2015 and September 14, 2015, we declared common share dividends of $0.21875 per share of Common Stock which were paid on March 27, 2015, June 29, 2015, and September 30, 2015, respectively.

 ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk

        The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 4.26% to 4.46% at September 30, 2015 and 3.92% to 4.12% at December 31, 2014. Mortgages payable with book values of $147,134,000 and $223,808,000 as of September 30, 2015 and December 31, 2014, respectively, have fair values of approximately $151,346,000 and $231,806,000, respectively.

        Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. At September 30, 2015 and December 31, 2014, excluding premiums and discounts on assumed mortgages and including the debt associated with assets held for sale, $145,842,000 (or 20.8%) and $221,847,000 (or 34.3%) of our debt, respectively, was fixed rate mortgage loans, and $554,597,000 (or 79.2%) and $425,809,000 (or 65.7%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding at September 30, 2015 and December 31, 2014, a 12.5 basis point change in LIBOR would result in an annual impact to our earnings of approximately $693,000 and $532,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt.

        In order to minimize financing costs and to manage our interest rate exposure related to our $385,000,000 unsecured term loan facility, on August 13, 2015, we entered into forward-starting interest rate swap agreements with multiple counterparties. These interest rate swaps will effectively convert the interest rate on the term loan facility into the fixed weighted average rate of 1.563% plus the credit spread, which was 1.60% at September 30, 2015, or an all-in rate of 3.163%. However, our use of these derivative instruments to hedge exposure to changes in interest rates does expose us to credit risk from the potential inability of our counterparties to perform under the terms of the agreements. We attempt to minimize this credit risk by contracting with high-quality financial counterparties. For a description of our derivative contracts, see Note 12 to our consolidated financial statements included in this Report.

ITEM 4.
Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, as of September 30, 2015, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CIM COMMERCIAL TRUST CORPORATION
Dated: November 9, 2015	By:	/s/ CHARLES E. GARNER II Charles E. Garner II Chief Executive Officer
Dated: November 9, 2015	By:	/s/ DAVID THOMPSON David Thompson Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description
*31.1	Section 302 Officer Certification—Chief Executive Officer
*31.2	Section 302 Officer Certification—Chief Financial Officer
*32.1	Section 906 Officer Certification—Chief Executive Officer
*32.2	Section 906 Officer Certification—Chief Financial Officer
*101	Interactive data files pursuant to Rule 405 of Regulation S-T:

*
Filed herewith.