Form 10-K
period 2015-12-31
CIM Commercial Trust Corp
filed 2016-03-15
CIK 908311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1‑13610

CIM COMMERCIAL TRUST CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	75-6446078 (I.R.S. Employer Identification No.)
17950 Preston Road, Suite 600 Dallas, Texas (Address of Principal Executive Offices)	75252 (Zip Code)

Registrant’s telephone number, including area code: (972) 349-3200

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non‑Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐   No ☒

As of June 30, 2015, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on the Nasdaq Global Market as of the close of business on June 30, 2015, was approximately $31.1 million. Registrant does not have any nonvoting common equities.

As of March 1, 2016, the registrant had outstanding 97,666,021 shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

CIM COMMERCIAL TRUST CORPORATION

2015 ANNUAL REPORT ON FORM 10‑K

i

Forward‑Looking Statements

This Form 10‑K contains certain forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our business and availability of funds. Such forward‑looking statements can be identified by the use of forward‑looking terminology such as “may,” “will,” “expect,” “intend,” “might,” “believe,” “anticipate,” “estimate,” “could,” “would” “continue,” “pursue,” or “should” or the negative thereof or other variations or similar words or phrases. The forward‑looking statements expressed or implied herein are based on current expectations that involve numerous risks and uncertainties identified in this Form 10‑K, including, without limitation, the risks identified under the caption “Item 1A. Risk Factors.” Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward‑looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward‑looking statements expressed or implied in this Form 10‑ K will prove to be accurate. In light of the significant uncertainties inherent in the forward‑looking statements expressed or implied herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward‑looking statements. Forward‑looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made, except to the extent required by applicable securities laws.

PART I

Item 1.  Business

Business Overview

The principal business of CIM Commercial Trust Corporation and its subsidiaries (which may be referred to in this Form 10‑K as “we,” “us,” “our,” “our company”, “CIM Commercial” or the “Company”) is to acquire, own, and operate Class A and creative office investments in vibrant and improving urban communities throughout the United States. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers‑to‑entry, high population density, improving demographic trends and a propensity for growth. We believe that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of substantially stabilized assets in the area. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the improving demographics, public commitment, and significant private investment that characterize these areas.

We are managed by affiliates of CIM Group, L.P. (“CIM Group” or “CIM”). CIM Group is a vertically‑integrated, full‑service investment manager with multi‑disciplinary expertise and in‑house research, acquisition, investment, development, finance, leasing, and management capabilities. CIM Group is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; and New York, New York. See “Item 1—Business—Overview and History of CIM Group”, “—CIM Urban Partnership Agreement” and “—Investment Management Agreement.”

We seek attractive risk‑adjusted returns by utilizing the CIM platform which has generated superior returns across multiple market cycles by focusing on improved asset and community performance, and capitalizing on market inefficiencies and distressed situations. Over time, we seek to expand our real estate holdings in communities targeted by CIM Group for investment, supported by CIM Group’s broad real estate investment capabilities, as part of our plan to prudently grow market value and earnings.

We invest primarily in substantially stabilized real estate and real estate‑related assets located in areas that CIM has targeted for opportunistic investment. These areas include traditional downtown areas and suburban main streets, which have high barriers-to-entry, high population density, improving demographic trends and a propensity for growth. CIM believes that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of substantially stabilized assets in the area. CIM targets investments in diverse types of real estate assets, including office, retail, for‑rent and for‑sale multifamily residential, hotel, parking, and signage through CIM’s extensive network and its current opportunistic investment activities.

On July 8, 2013, PMC Commercial Trust (“PMC Commercial”) entered into a merger agreement (the “Merger Agreement”) with CIM Urban REIT, LLC (“CIM REIT”), an affiliate of CIM Group, and subsidiaries of the respective parties. CIM REIT, a private commercial real estate investment trust (“REIT”), was the owner of CIM Urban Partners, L.P. (“CIM Urban”). The transaction (the “Merger”) was completed on March 11, 2014 (the “Acquisition Date”).

The Merger Agreement provided for the business combination of CIM REIT’s wholly-owned subsidiary, CIM Urban, and PMC Commercial. Pursuant to the Merger Agreement, Urban Partners II, LLC (“Urban II”), an affiliate of CIM REIT, received 4,400,000 shares of newly‑issued PMC Commercial common stock and approximately 65,000,000 shares of newly‑issued PMC Commercial preferred stock. Following the Merger and subsequent increase in our authorized number of shares, each share of preferred stock was converted into 1.4 shares of PMC Commercial common stock, resulting in the issuance of 95,440,000 shares of PMC Commercial common stock in the aggregate in connection with the Merger, representing approximately 97.8% of PMC Commercial’s outstanding shares of common stock at the time.

All shares of PMC Commercial common stock that were outstanding immediately prior to the closing of the Merger continued to remain outstanding following the Acquisition Date. In addition, stockholders of record of PMC Commercial at the close of the business day prior to the Acquisition Date received a special cash dividend of $27.50 per share of common stock plus the pro‑rata portion of PMC Commercial’s regular quarterly cash dividend accrued through the Acquisition Date, each of which was paid March 25, 2014.

Upon completion of the Merger, PMC Commercial became the parent of CIM Urban. PMC Commercial reincorporated from Texas to Maryland on April 28, 2014 and, on the same day, changed its name from “PMC Commercial Trust” to “CIM Commercial Trust Corporation.”

The Merger was accounted for as a reverse acquisition under the acquisition method of accounting with CIM Urban considered to be the accounting acquirer based upon the terms of the Merger Agreement. Based on the determination that CIM Urban was the accounting acquirer in the transaction, CIM Urban allocated the purchase price to the fair value of PMC Commercial’s assets and liabilities as of the Acquisition Date.

Furthermore, on April 28, 2014, we filed Articles of Amendment (the “Reverse Split Amendment”) to effectuate a one‑for‑five reverse stock split of our common stock (“Common Stock”), effective April 29, 2014. Pursuant to the reverse stock split, each five shares of Common Stock issued and outstanding immediately prior to the effective time of the reverse stock split were converted into one share of Common Stock. All per share and outstanding share information from before the Reverse Split Amendment included herein has been presented to reflect the reverse stock split unless otherwise noted.

In order to allow CIM Commercial to increase its focus on Class A and creative office investments, our Board of Directors approved a plan for the lending segment that, when completed, will result in the deconsolidation of the lending segment. The assets and liabilities of the lending segment have been reflected as held for sale in our consolidated December 31, 2015 and 2014 balance sheets and its operations have been reflected as discontinued operations in our consolidated income statements for the years ended December 31, 2015 and 2014. During July 2015, to maximize value, we modified our strategy from a strategy of selling the lending segment as a whole to a strategy of soliciting buyers for components of the business. On December 17, 2015, pursuant to such modified plan, we sold substantially all of our commercial mortgage loans that are associated with the lending segment to an unrelated third party. This change in the sale methodology resulted in the need to extend the period to complete the sale of the remainder of the lending segment beyond one year. The Company is continuing its efforts and is actively soliciting the sale of the remainder of the lending segment.

As of December 31, 2015, our real estate portfolio consisted of 33 assets, all of which are fee-simple properties except one leasehold property. As of December 31, 2015, our 24 office properties (including two parking garages, one of which has street level retail space, and two development sites, one of which is being used as a parking lot), totaling approximately 5.6 million rentable square feet, were 86.9% occupied; our multifamily properties, composed of 930 units, were 92.4% occupied; and our hotels, which have a total of 1,070 rooms, had revenue per available room (“RevPAR”) of $108.88 for the year ended December 31, 2015. Our office portfolio contributed approximately 70.1% of revenue from continuing operations for the year ended December 31, 2015, while our hotel portfolio contributed approximately 22.9%, and our multifamily portfolio contributed approximately 7.0%.

Our office, multifamily and hotel assets are located in 10 U.S. markets. The breakdown by segment, market and submarket, as of December 31, 2015, is as follows:

Overview of our Real Estate Portfolio as of December 31, 2015

			Office
			and Retail
			Rentable	Multi-
			Square	family	Hotel
Property	Market	Sub-Market	Feet	Units	Rooms
Office
200 S College Street	Charlotte, NC	Uptown	567,578	—	—
1 Kaiser Plaza	Oakland, CA	Lake Merritt	531,477	—	—
2101 Webster Street	Oakland, CA	Lake Merritt	472,636	—	—
980 9th Street	Sacramento, CA	Downtown/Midtown	452,138	—	—
211 Main Street	San Francisco, CA	S Financial District	415,120	—	—
370 L'Enfant Promenade	District of Columbia	Southwest	407,321	—	—
999 N Capitol Street	District of Columbia	Capitol Hill	321,544	—	—
899 N Capitol Street	District of Columbia	Capitol Hill	314,317	—	—
800 N Capitol Street	District of Columbia	Capitol Hill	312,610	—	—
1901 Harrison Street	Oakland, CA	Lake Merritt	272,161	—	—
830 1st Street	District of Columbia	Capitol Hill	247,337	—	—
1333 Broadway	Oakland, CA	City Center	239,835	—	—
2100 Franklin Street	Oakland, CA	Lake Merritt	216,666	—	—
11620 Wilshire Boulevard	Los Angeles, CA	West Los Angeles	192,742	—	—
3601 S Congress Avenue	Austin, TX	South	182,484	—	—
4750 Wilshire Boulevard	Los Angeles, CA	Mid-Wilshire	143,361	—	—
7083 Hollywood Boulevard	Los Angeles, CA	Hollywood/Sunset	82,180	—	—
260 Townsend Street	San Francisco, CA	South of Market	65,760	—	—
11600 Wilshire Boulevard	Los Angeles, CA	West Los Angeles	54,980	—	—
Lindblade Media Center	Los Angeles, CA	West Los Angeles	32,428	—	—
Total Office (20 Properties)			5,524,675	—	—

Other Ancillary Properties within Office Portfolio
1010 8th Street Parking Garage & Retail	Sacramento, CA	Downtown/Midtown	31,133	—	—
901 N Capitol Street (1)	District of Columbia	Capitol Hill	—	—	—
2353 Webster Street Parking Garage	Oakland, CA	Lake Merritt	—	—	—
2 Kaiser Plaza Parking Lot	Oakland, CA	Lake Merritt	—	—	—
Total Ancillary Office (4 Properties)			31,133	—	—
Total Office including Other Ancillary (24 Properties)			5,555,808	—	—

Multifamily Portfolio
4649 Cole Avenue	Dallas, TX	Oaklawn	—	334	—
4200 Scotland Street	Houston, TX	Montrose/River Oaks	—	308	—
47 E 34th Street	New York, NY	Midtown West	—	110	—
3636 McKinney Avenue	Dallas, TX	Central Dallas	—	103	—
3839 McKinney Avenue	Dallas, TX	Central Dallas	—	75	—
Total Multifamily (5 Properties)			—	930	—

Hotel Portfolio
Sheraton Grand Hotel	Sacramento, CA	Downtown/Midtown	—	—	503
LAX Holiday Inn	Los Angeles, CA	LAX	—	—	405
Courtyard Oakland (2)	Oakland, CA	City Center	—	—	162
Total Hotel (3 Properties)			—	—	1,070

Other Ancillary Properties within Hotel Portfolio (1 Property)
Sheraton Grand Hotel Parking Garage & Retail	Sacramento, CA	Downtown/Midtown	9,453	—	—

TOTAL PORTFOLIO (33 Properties)			5,565,261	930	1,070

(1)	901 N Capitol Street is a 39,696 square foot parcel of land located between 899 and 999 N Capitol Street. We are entitled to develop a building we have designed with 270,172 rentable square feet.
(2)	Courtyard Oakland was sold in February 2016.

Segments

We operate in the following business segments: the acquisition, redevelopment, ownership, and management of (i) office real estate; (ii) multifamily real estate; and (iii) hotels. We also have the lending segment, which was acquired in connection with the Merger in March 2014 and is classified as held for sale at December 31, 2015 and 2014. Information related to our business segments for the years ended December 31, 2015, 2014 and 2013 is set forth in Notes 7 and 19 to our consolidated financial statements in Item 15 of this report.

Business Objectives and Growth Strategies

Our objective is to achieve superior long‑term returns relative to the risk that we are undertaking. We intend to achieve this objective by continuing to deploy the investment processes that CIM Group has developed during 22 years as an investor in urban markets and identifying opportunities to invest at prices below intrinsic values.

We intend to drive portfolio growth through a combination of acquisition and asset management strategies, which are designed to increase cash flows and asset value.

Our investment strategy is centered around CIM’s community qualification process. We believe this strategy provides us with a significant competitive advantage when making urban real estate investments. The qualification process generally takes between six months and five years and is a critical component of CIM’s investment evaluation. CIM examines the characteristics of a market to determine whether the district justifies the extensive efforts CIM undertakes in reviewing and making potential investments in its qualified communities (“Qualified Communities”). Qualified Communities generally fall into one of two categories: (i) transitional urban districts that have dedicated resources to become vibrant urban communities and (ii) well‑established, thriving urban areas (typically major central business districts). Qualified Communities are distinct districts which have dedicated resources to become or are currently vibrant communities where people can live, work, shop and be entertained—all within walking distance or close proximity to public transportation. These areas also generally have high barriers-to-entry, high population density, improving demographic trends and a propensity for growth. CIM believes that a vast majority of the risks associated with making real asset investments are mitigated by accumulating local market knowledge of the community where the investment lies. CIM typically spends significant time and resources qualifying targeted investment communities prior to making any acquisitions. Since 1994, CIM Group has qualified 103 communities and has deployed capital in 50 of these Qualified Communities. Although we may not invest exclusively in Qualified Communities, it is expected that most of our investments will be identified through this systematic process.

CIM seeks to maximize the value of its investments through active asset management. CIM has extensive in‑house research, acquisition, investment, development, financing, leasing and property management capabilities, which leverage its deep understanding of urban communities to position properties for multiple uses and to maximize operating income. As a fully integrated owner and operator, CIM’s asset management capabilities are complemented by its in‑house property management capabilities. Property managers prepare annual capital and operating budgets and monthly operating reports, monitor results and oversee vendor services, maintenance and capital improvement schedules. In addition, they ensure that revenue objectives are met, lease terms are followed, receivables are collected, preventative maintenance programs are implemented, vendors are evaluated and expenses are controlled. CIM’s Asset Management Committee (the “Asset Management Committee”) reviews and approves strategic plans for each investment, including financial, leasing, marketing, property positioning and strategic and disposition plans. In addition, the Asset Management Committee reviews and approves the annual business plan for each property, including its capital and operating budget. CIM’s organizational structure provides for investment and asset management continuity through multi‑disciplinary teams responsible for an asset from the time of the original investment recommendation, through the implementation of the asset’s business plan, and any disposition activities.

Competitive Advantages

We believe that CIM Group’s experienced team and integrated and multi‑disciplinary organization, coupled with its community‑focused and disciplined urban real estate investment philosophy, results in a competitive advantage that benefits us. Additionally, CIM’s investment strategy is complemented by a number of other competitive advantages including its use of low leverage, underwriting approach, disciplined capital deployment, and strong network of relationships. CIM’s competitive advantages include:

•	Vertically‑Integrated Organization and Team

CIM is managed by its senior management team, which is comprised of its three founders, Shaul Kuba, Richard Ressler and Avi Shemesh, and includes ten other principals. CIM Group is vertically‑integrated and organized into seven functional groups including Investments, Development, Property Management, Financial Reporting, Compliance, Operations, and Internal Audit.

To support CIM’s organic growth and related investment platforms, CIM has invested substantial time and resources in building a strong and integrated team of approximately 280 experienced professionals. Each of CIM Group’s departments is managed by seasoned professionals and CIM continues to develop the extensive team of senior management, which represents the next generation of CIM’s leaders. In addition to developing a core team of principals and senior level management, CIM has proactively managed its growth through career development and mentoring at both the mid and junior staffing levels, and has hired ahead of its needs, thus ensuring appropriate management and staffing for its investment activities.

CIM leverages the deep operating and industry experience of its principals and professionals, as well as their extensive relationships, to source and execute opportunistic, stabilized, and infrastructure investments. Each investment opportunity is overseen by a dedicated team comprised of an oversight principal (Richard Ressler, Avi Shemesh, Shaul Kuba or Charles E. Garner II, our Chief Executive Officer), a team lead (vice president level and above), associate vice presidents and associates, as necessary, who are responsible for managing the investment from sourcing through underwriting, acquisition, development (if required), asset management, and disposition. As part of this process, the team draws upon CIM’s extensive in‑house expertise in legal matters, finance, development, leasing, and property management. Each dedicated investment team is purposefully staffed with professionals from multiple CIM offices, regardless of the location of the asset being evaluated. As a result, all investment professionals work across a variety of Qualified Communities and CIM’s knowledge base is shared across all of its offices.

•	Community Qualification

Since inception, CIM’s proven community qualification process has served as the foundation for its investment strategy. CIM targets high barriers‑to‑entry markets and submarkets with high population density and applies rigorous research to qualify for potential investments. Since 1994, CIM has qualified 103 communities in high barriers‑to‑entry markets and has deployed capital in 50 of these Qualified Communities. CIM examines the characteristics of a market to determine whether the district justifies the extensive efforts its investment professionals undertake in reviewing and making potential investments in its Qualified Communities. Qualified Communities generally fall into one of two categories: (i) transitional urban districts that have dedicated resources to become vibrant urban communities and (ii) well‑established, thriving urban areas (typically major central business districts).

As more fully described in “—Principles,” once a community is qualified, CIM continues to differentiate itself by applying various business principles including: (i) product non‑specific—CIM has extensive experience investing in a diverse range of property types, including retail, residential, office, parking, hotel, signage, and mixed‑use, which gives CIM the ability to execute and capitalize on its urban strategy effectively; (ii) community‑based tenanting—CIM’s investment strategy focuses on the entire community and the best use of assets in that community; owning a significant number of key properties in an area better enables CIM to meet the needs of national retailers and office tenants and thus optimize the value of these real estate properties; (iii) local market leadership with North American footprint—CIM maintains local market knowledge and relationships, along with a diversified North American presence, through its 103 Qualified Communities (thus, CIM has the flexibility to invest in its Qualified Communities only when the market environment meets CIM’s investment and underwriting standards); and (iv) investing across the capital stack—CIM has extensive experience investing across the capital stack including equity, preferred equity, debt and mezzanine investments, giving it the flexibility to structure transactions in efficient and creative ways.

•	Investment Discipline

CIM’s investment strategy relies on its sound business plan and value creation execution to produce strong returns, rather than financial engineering. CIM Group’s underwriting of its investments is performed both on a leveraged and unleveraged basis. Additionally, CIM has generally not utilized recourse or cross‑collateralized debt due to its conservative underwriting standards.

CIM employs multiple underwriting scenarios when evaluating potential investment opportunities. CIM Group generally underwrites investments utilizing long‑term average exit capitalization rates for similar product types and long‑term average interest rates. Where possible, these long‑term averages cross multiple market cycles, thereby mitigating the risk of cyclical volatility. CIM’s “long‑term average” underwriting is based on its belief, reinforced by its experience through multiple market cycles, that over the life of any given fund that it manages, such fund should be able to exit its investments at long‑term historical averages. CIM also underwrites a “current market case” scenario, which generally utilizes current submarket specific exit assumptions and interest rates, in order to reflect anticipated investment results under current market conditions. CIM believes that utilizing multiple underwriting scenarios enables CIM to assess potential returns relative to risk within a range of potential investment outcomes.

Investment Strategy

Our investment strategy is to continue to invest in Class A and creative office investments in vibrant and improving urban communities throughout the United States in a manner that will allow us to increase the value of our assets and to grow our revenue and cash flow in order to enhance the dividends paid to stockholders. By employing a similar investment strategy to that which CIM has consistently utilized to target stabilized real estate assets, our objective is to utilize CIM’s extensive knowledge of Qualified Communities to identify investment opportunities at prices below intrinsic values and achieve superior returns relative to the risk which we are undertaking.

We have been reviewing our strategies with respect to certain of our non-office and non-strategic real estate portfolio. As a result of such review, we sold a hotel in Oakland, California in February 2016 and an office building in Orange County, California in November 2015. As a general matter, we continuously evaluate our portfolio as well as our strategy and such review may result in additional dispositions that no longer fit our overall objectives and/or changes in our strategy.

2015 Acquisitions

During 2015, we acquired a 100% fee-simple interest in a surface parking lot known as 2 Kaiser Plaza from an unrelated third party. The parking lot has approximately 44,642 square feet of land and is located in Oakland, California. The acquisition was funded with proceeds from our unsecured credit facility,  and the acquired property is reported as part of the office segment.

	Asset	Date of		Purchase
Property	Type	Acquisition	Square Feet	Price
				(in thousands)
2 Kaiser Plaza,	Surface parking lot	August 26, 2015	44,642	$11,143
Oakland, CA

2015 Dispositions

During 2015, we sold a 100% fee-simple interest in Civic Center located at 500 West Santa Ana Boulevard, Santa Ana, California to an unrelated third party.

	Asset	Date of		Sales	Gain on
Property	Type	Sale	Square Feet	Price	Sale
				(in thousands)
500 West Santa Ana Boulevard,	Office	November 19, 2015	37,116	$8,050	$3,092
Santa Ana, CA

In addition, on February 2, 2016, we sold a 100% fee-simple interest in Courtyard Oakland located in Oakland, California to an unrelated third party for $43,800,000 and recognized a gain of approximately $24,700,000.

Financing Strategy

We currently have substantial borrowing capacity and will likely finance our future activities through one or more of the following methods: (i) offerings of shares of common stock, preferred shares, senior unsecured securities, and/or other equity and debt securities; (ii) the use and potential expansion of our existing unsecured credit facility and term loan; (iii) the addition of senior recourse or non‑recourse debt using target acquisitions as well as existing investments as collateral; (iv) the sale of existing investments; and/or (v) cash flows from operations. We expect to maintain leverage levels that are comparable to those of other commercial REITs engaged in business strategies similar to our own.

Risk Management

As part of its risk management strategy, CIM will continually evaluate our investments and actively manage the risks involved in our business strategies. CIM’s investment professionals will provide asset management oversight by closely monitoring the performance of our investments relative to market and industry benchmarks and internal underwriting assumptions using direct knowledge of local markets provided by CIM’s in‑house asset management, property management, and leasing professionals. In‑house property management capabilities include monthly and annual budgeting and reporting as well as vendor services management, property maintenance and capital expenditures management. Property management seeks to ensure that revenue objectives are met, lease terms are followed, receivables are collected, preventative maintenance programs are implemented, vendors are evaluated and expenses are controlled. CIM’s Asset Management Committee oversees the asset management of investments and consists of CIM’s four most senior investment professionals: Shaul Kuba, Richard Ressler, Avi Shemesh and our Chief Executive Officer, Charles E. Garner II (the “Oversight Principals”), each of whom has extensive experience in investment, development, asset and property management and leasing. Every investment is directly overseen by an Oversight Principal who is ultimately responsible for the performance of the investment. The Oversight Principals work with each CIM department to ensure that every investment benefits from the full range of CIM’s real estate expertise. CIM believes that empowering its most seasoned investment professionals to bring their breadth of experience to bear directly on investments will optimize investment returns.

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

Americans with Disabilities Act of 1990

Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that our properties substantially comply with present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of our properties or future properties is not in compliance with the ADA, then we would be required to incur additional costs to bring the property into compliance. We cannot predict the ultimate amount of the cost of compliance with the ADA. If we incur substantial costs to comply with the ADA, our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions could be materially adversely affected.

Competition

We compete with other investors engaged in the acquisition, development, and management of real estate and real estate‑related investments. Our competitors include other REITs, insurance companies, pension funds, private equity funds, sovereign wealth funds, hedge funds, mortgage banks, investment banks, commercial banks, savings and loan associations, specialty finance companies, and other private and institutional investors and financial companies that pursue strategies similar to ours. Some of our competitors may be larger than us and have greater access to capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or lower profitability targets than us, which could allow them to pursue new business more aggressively than us. We believe that our relationship with CIM Group gives us a competitive advantage that allows us to operate more effectively in the markets in which we conduct our business.

Overview and History of CIM Group

CIM is a privately held California domiciled limited partnership, specializing in private equity real estate and infrastructure investments. CIM Group was founded in 1994 by Shaul Kuba, Richard Ressler and Avi Shemesh and has assets under management (“AUM”) of approximately $18.8 billion and equity under management (“EUM”) of approximately $11.6 billion, in each case as of September 30, 20151.  CIM has systematically developed its urban investing discipline over the past 22 years. CIM Group’s three founding principals have worked together since inception and continue to direct the business of CIM and are actively involved in the day‑to‑day management along with ten other principals of CIM Group’s leadership team. CIM Group’s successful track record is anchored by CIM’s community‑oriented approach to urban investing as well as a number of other competitive advantages including its use of low leverage, underwriting approach, disciplined capital deployment, vertically‑integrated capabilities and strong network of relationships.

CIM is a premier full service urban real estate and infrastructure fund manager with in‑house research, acquisition, investment, development, finance, leasing and management capabilities. CIM Group is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; and New York, New York.  CIM has over 540 employees, including approximately 280 professionals. CIM has generated strong risk‑adjusted returns across multiple market cycles by focusing on improved asset and community performance, and capitalizing on market inefficiencies and distressed situations.

1AUM, or Gross AUM, represents  (i)(a) for real assets, the aggregate total gross assets (“GAV”) at fair value, including the shares of such assets owned by joint venture partners and co-investments, of  all of CIM’s advised accounts (each an “Account” and collectively, the “Accounts”) or (b) for operating companies, the aggregate GAV less debt, including the shares of such assets owned by joint venture partners and co-investments, of  all of the Accounts (not in duplication of the assets described in clause (i)(a)), plus (ii) the aggregate unfunded commitments of the Accounts, as of September 30, 2015.  The GAV is calculated on the same basis as the September 30, 2015 unaudited financial statements prepared in accordance with U.S. generally accepted accounting principles on a fair value basis (“Book Value”), other than as described below with respect to CIM REIT. The only investment currently held by CIM REIT consists of shares in the Company; the Book Value of CIM REIT is determined by assuming the underlying assets of the Company are liquidated based upon management’s estimate of fair value.  CIM does not presently view the price of the Company’s publicly-traded shares to be a meaningful indication of the fair value of CIM REIT’s interest in the Company due to the fact that the publicly-traded shares of the Company represent less than 3% of the outstanding shares and are thinly-traded. See “Item 1A––Risk Factors––Risks Related to Our Common Stock.”

EUM, or Net AUM, represents (i) the aggregate NAV of the Accounts (as described below), plus (ii) the aggregate unfunded commitments of the Accounts.  The NAV of each Account is based upon the aggregate amounts that would be distributable (prior to incentive fee allocations) to such Account assuming a “hypothetical liquidation” of the Account on the date of determination, assuming that:  (x) investments are sold at their Book Value (as defined above); (y) debts are paid and other assets are collected; and (z) appropriate adjustments and/or allocations between equity investors are made in accordance with applicable documents, in each case as determined in accordance with applicable accounting guidance.

Principles

As described in “—Business Objectives and Growth Strategies” and “—Competitive Advantages,” the community qualification process is one of CIM Group’s core competencies, which demonstrates a disciplined investing program and strategic outlook on urban communities. Once a community is qualified, CIM Group believes it continues to differentiate itself through the following business principles:

•

Product Non‑Specific:  CIM has extensive experience investing in a diverse range of property types, including retail, residential, office, parking, hotel, signage, and mixed‑use, which gives CIM the ability to execute and capitalize on its urban strategy effectively. Successful investment requires selecting the right markets coupled with providing the right product. CIM’s experience with multiple assets types does not predispose CIM Group to select certain asset types, but instead ensures that we deliver a product mix that is consistent with the market’s requirements and needs. Additionally, there is a growing trend towards developing mixed‑use real estate properties in urban markets which requires a diversified investment platform to successfully execute.

•

Community‑Based Tenanting:  CIM’s investment strategy focuses on the entire community and the best use of assets in that community. Owning a significant number of key properties in an area better enables CIM to meet the needs of national retailers and office tenants and thus optimize the value of these real estate properties. CIM believes that its community perspective gives it a significant competitive advantage in attracting tenants to its retail, office and mixed‑use properties and creating synergies between the different tenant types.

•

Local Market Leadership with North American Footprint:  CIM maintains local market knowledge and relationships, along with a diversified North American presence, through its 103 Qualified Communities. Thus, CIM has the flexibility to invest in its Qualified Communities only when the market environment meets CIM’s investment and underwriting standards. CIM does not need to invest in a given community or product type at a specific time due to its broad proprietary pipeline of communities.

•

Investing Across the Capital Stack:  CIM has extensive experience investing across the capital stack including equity, preferred equity, debt and mezzanine investments, giving it the flexibility to structure transactions in efficient and creative ways.

CIM Urban Partnership Agreement

Our subsidiary, CIM Urban, is governed by CIM Urban’s partnership agreement (the “CIM Urban Partnership Agreement”). The general partner of CIM Urban, Urban Partners GP, LLC (“CIM Urban GP”), is an affiliate of CIM Group and has the full, exclusive and complete right, power, authority, discretion and responsibility vested in or assumed by a general partner of a limited partnership under the Delaware Revised Uniform Limited Partnership Act and as otherwise provided by law and is vested with the full, exclusive and complete right, power and discretion to operate, manage and control the affairs of CIM Urban, subject to the terms of the CIM Urban Partnership Agreement.

Removal of General Partner

The class A members of CIM REIT, upon a two‑thirds vote of the interests of such members, may remove and replace CIM Urban GP as the general partner of CIM Urban if (a) certain affiliates and related parties of CIM Urban GP cease to own at least 85% of the class A membership units of CIM REIT that they have acquired or (b) any two of Shaul Kuba, Richard Ressler or Avi Shemesh cease to be actively engaged in the management of the general partner.

Amendments

Subject to certain limited exceptions, amendments of the CIM Urban Partnership Agreement may be adopted only with the consent of the majority in interest of the class A members of CIM REIT who are not affiliates of CIM Urban GP.

Liability for Acts and Omissions

None of CIM Urban GP or any of its affiliates, members, stockholders, partners, managers, officers, directors, employees, agents and representatives will have any liability in damages or otherwise to any limited partner, any investors in CIM REIT or CIM Urban, and CIM Urban will indemnify such persons from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, proceedings, costs, expenses and disbursements of any kind which may be imposed on, incurred by or asserted against such persons in any way relating to or arising out of any action or inaction on the part of such persons when acting on behalf of CIM Urban or any of its investments, except for those liabilities that result from such persons’ fraud, gross negligence, willful misconduct or breach of the terms of the CIM Urban Partnership Agreement or any other agreement between such person and CIM Urban or its affiliates.

Investment Management Agreement

In May 2005, CIM Urban and CIM Urban REIT Management L.P., each an affiliate of CIM REIT and CIM Group, entered into an Investment Management Agreement, pursuant to which CIM Urban engaged CIM Urban REIT Management L.P. to provide investment advisory services to CIM Urban. In December 2015, CIM Investment Advisors, LLC, an affiliate of CIM REIT and CIM Group, registered with the SEC as an investment adviser and, in connection with such registration, CIM Urban entered into a new Investment Management Agreement with CIM Investment Advisors, LLC, on terms substantially similar to those in the previous Investment Management Agreement, pursuant to which CIM Urban engaged CIM Investment Advisors, LLC to provide investment advisory services, and the previous Investment Management Agreement was terminated. “Advisor” refers to CIM Urban REIT Management L.P. prior to December 10, 2015 and to CIM Investment Advisors, LLC on and after December 10, 2015.

The Advisor is entitled to receive from CIM Urban, as compensation for the Advisor’s management services, an annual management fee, payable quarterly in arrears, in an amount that is based on the daily average adjusted fair value of CIM Urban’s investments during such quarter as follows:

Daily Average Adjusted Fair
Value of CIM Urban's Investments		Quarterly
From Greater of	To and Including	Fee Percentage
$—	$500,000,000	0.2500%
500,000,000	1,000,000,000	0.2375
1,000,000,000	1,500,000,000	0.2250
1,500,000,000	4,000,000,000	0.2125
4,000,000,000	20,000,000,000	0.1000

For the years ended December 31, 2015, 2014 and 2013, the Advisor earned asset management fees of $24,882,000, $23,223,000 and $21,767,000, respectively.

The Advisor is responsible for the payment of all costs and expenses relating to the general operation of its business, including administrative expenses, employment expenses and office expenses. All costs and expenses incurred by the Advisor on behalf of CIM Urban are borne by CIM Urban. In addition, CIM Urban will indemnify the Advisor against losses, claims, damages or liabilities, and reimburse the Advisor for its legal and other expenses, in each case incurred in connection with any action, proceeding or investigation arising out of or in connection with CIM Urban’s business or affairs, except to the extent such losses or expenses result from fraud, gross negligence or willful misconduct of, or a breach of the terms of the Investment Management Agreement by, the Advisor or with respect to CIM Urban REIT Management L.P., any violation of securities law or any other intentional or criminal wrongdoing. Under the Investment Management Agreement between CIM Urban and CIM Urban REIT Management L.P., CIM Urban REIT Management L.P. is obligated to indemnify CIM Urban against any losses, claims, damages or liabilities to which CIM Urban becomes subject in connection with any matter arising out of or in connection with CIM Urban’s business or affairs that results from CIM Urban REIT Management L.P.’s fraud, gross negligence, willful misconduct or breach of such Investment Management Agreement.

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

Master Services Agreement

On March 11, 2014, we entered into the Master Services Agreement (the “Master Services Agreement”) with CIM Service Provider, LLC (the “Manager”), an affiliate of CIM Group, pursuant to which the Manager agrees to provide or arrange for other service providers to provide management and administration services to us (“Base Service”). Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the manager (“Urban GP Manager”) of CIM Urban GP. Under the Master Services Agreement, we pay a base service fee (the “Base Service Fee”) to the Manager initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. Based on the annual escalation factor, the Base Service Fee for 2015 was $1,010,000. The Base Service Fee began to accrue on March 11, 2014 and was pro‑rated based on the number of days during the first quarter in which the Master Services Agreement was in effect. For the years ended December 31, 2015 and 2014, the Manager earned a Base Service Fee of $1,010,000 and $806,000, respectively. In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation and/or reimbursements for performing certain services for us and our subsidiaries that are not covered under the Base Service Fee. During the years ended December 31, 2015 and 2014, such services performed by the Manager included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources and corporate communications. The Manager’s compensation is based on the salaries and benefits of the employees of the Manager and/or its affiliates who performed these services (allocated based on the percentage of time spent on our affairs and the affairs of our subsidiaries). For the years ended December 31, 2015 and 2014, we expensed $2,993,000 and $1,193,000 for such services, respectively.  At December 31, 2015  and 2014, $1,256,000 and $725,000 was due to the Manager, respectively, for such services.

As of January 1, 2015, substantially all of our lending segment employees moved to CIM SBA Staffing, LLC (“CIM SBA”), an affiliate of CIM Group, except for two of our officers, who became jointly employed by us and CIM SBA and their employment agreements with us continue in full force and effect. In connection with this move, on January 1, 2015, we entered into a Staffing and Reimbursement Agreement with CIM SBA and our subsidiary, PMC Commercial Lending, LLC, which provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing such personnel and resources. For the year ended December 31, 2015, we incurred expenses related to services subject to reimbursement by us under this agreement of $4,627,000, which are included in discontinued operations and $434,000, which are included in asset management and other fees to related parties. In addition, we expensed $1,638,000 for transaction costs paid to CIM SBA for reimbursement of costs in connection with the sale of substantially all of our commercial mortgage loans to an unrelated third party.

Other Services

CIM Management, Inc. and certain of its affiliates (collectively, the “CIM Management Entities”), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $5,814,000, $5,284,000 and $4,828,000 for the years ended December 31, 2015, 2014 and 2013, respectively. CIM Urban also reimbursed the CIM Management Entities $8,319,000, $7,369,000 and $5,082,000 during the years ended December 31, 2015, 2014 and 2013, respectively, for the cost of on‑site personnel incurred on behalf of CIM Urban, which is included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $697,000, $1,904,000 and $537,000 for the years ended December 31, 2015, 2014, and 2013, respectively, which were capitalized to deferred charges. In addition, the CIM Management Entities earned construction management fees of $1,055,000, $566,000 and $834,000 for the years ended December 31, 2015, 2014 and 2013, respectively, which were capitalized to investments in real estate.

On October 1, 2015, an affiliate of CIM Group entered into a 5-year lease renewal with respect to a property owned by the Company. For the years ended December 31, 2015, 2014 and 2013, we recorded rental and other property income related to this lease of $104,000, $100,000 and $97,000, respectively.

Lending Segment

In order to allow CIM Commercial to increase its focus on Class A and creative office investments, our Board of Directors approved a plan for the lending segment that, when completed, will result in the deconsolidation of the lending segment. The assets and liabilities of the lending segment have been reflected as held for sale in our consolidated December 31, 2015 and 2014 balance sheets and its operations have been reflected as discontinued operations in our consolidated income statements for the years ended December 31, 2015 and 2014. During July 2015, to maximize value, we modified our strategy from a strategy of selling the lending segment as a whole to a strategy of soliciting buyers for components of the business. On December 17, 2015, pursuant to such modified plan, we sold substantially all of our commercial mortgage loans that are associated with the lending segment to an unrelated third party.  This change in the sale methodology resulted in the need to extend the period to complete the sale of the remainder of the lending segment beyond one year. The Company is continuing its efforts and is actively soliciting the sale of the remainder of the lending segment.

Through our lending business, we are a national lender that primarily originates loans to small businesses.  We identify loan origination opportunities through personal contacts, internet referrals, attendance at trade shows and meetings, direct mailings, advertisements in trade publications and other marketing methods. We also generate loans through referrals from real estate and loan brokers, franchise representatives, existing borrowers, lawyers and accountants.

As part of our lending business, we also originate commercial real estate loans for properties that are primarily located in CIM Group’s Qualified Communities. We target investments between $20 million and $100 million with a focus on developing a diversified pool of loans. These loans are typically short duration (five years or less, inclusive of extension options), floating rate and are expected to be:

•	limited and/or non-recourse junior (mezzanine, b-note or 2nd lien) and senior construction loans; or
•	limited and/or non-recourse junior (mezzanine, b-note or 2nd lien) and senior acquisition, bridge or repositioning loans.

We intend to participate with one or more institutional investors with respect to a substantial portion of these loans, and/or syndicate a substantial portion of these loans to, one or more institutional investors.

During 2015, we funded an aggregate of $59.5 million of loans in our lending business and received principal payments (including prepayments) of $44.3 million (included in the amount funded during 2015 was $20.4 million for a commercial real estate loan).  From the Acquisition Date to December 31, 2014, we funded an aggregate of $51.0 million of loans and received principal payments (including prepayments) of $49.4 million. In addition, we sold substantially all of our commercial mortgage loans with a book value of $77.1 million on December 17, 2015 to an unrelated third party, resulting in a gain of $5.2 million.

SBA 7(a) Program

Our SBA lending subsidiary, First Western SBLC, Inc. (“First Western”), is licensed as a small business lending company (“SBLC”) that originates loans through the Small Business Administration’s (“SBA”) 7(a) Program (“SBA 7(a) Program”).

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

Under the SBA 7(a) Program, the SBA typically guarantees 75% of qualified loans over $150,000.  The eligibility requirements of the SBA 7(a) Program vary by the industry of the borrower and affiliates and other factors. In order to operate as an SBLC, a licensee is required to maintain a minimum level of regulatory capital (as defined by SBA regulations) of the greater of (1) 10% of its outstanding loans receivable and other investments or (2) $1.0 million, and is subject to certain other regulatory restrictions such as change in control provisions.  First Western is periodically examined and audited by the SBA to determine compliance with SBA regulations.

Information on our SBA 7(a) Program loans receivable at December 31, 2015 was as follows (dollars in thousands):

SBA 7(a) loans receivable, net (1) (2)	$79,824
Weighted average interest rate	5.8%
Weighted average yield to maturity	6.9%
Average yield (3)	6.4%
Loans delinquent greater than 30 days	0.6%
Weighted average contractual maturity in years	21.4
Hospitality industry concentration	94.1%

(1)

Includes SBA 7(a) Program loans subject to secured borrowings of $36,646 representing the government guaranteed portion of loans, which were sold with the proceeds received from the sale reflected as secured borrowings. There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.

(2)	In addition to our retained SBA 7(a) portfolio described above, we service $106.0 million of aggregate principal balance remaining on secondary market loan sales.
(3)

The calculation of average yield divides our interest income and other loan related fees, adjusted by the provision for loan losses, by the weighted average loans receivable outstanding on an annualized basis.

Employees

As of December 31, 2015, we had ten employees including eight property-level staff. Substantially all of our 33 lending segment employees moved to CIM SBA on January 1, 2015, except for two of our officers, who became jointly employed by us and CIM SBA and their employment agreements with us continue in full force and effect.

Offices

We are headquartered in Dallas, Texas.

Available Information

Our corporate information website is www.cimcommercial.com. The information on our website is not part of this Annual Report on Form 10‑K. However, in the Investors section of this website, the public can access free of charge our annual, quarterly and current reports, changes in the stock ownership of our directors and certain executive officers and other documents filed with the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after the filing dates. Further, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, the Advisor and the Manager, including our principal executive officer and senior financial officer, in accordance with Section 406 of the Sarbanes‑Oxley Act of 2002 and the rules of the SEC promulgated thereunder. The code of ethics, which we call our Code of Business Conduct and Ethics, is available on our corporate website, www.cimcommercial.com, in the section entitled “Investors”—“Corporate Overview”—“Corporate Governance.” In the event that we make changes in, or provide waivers from, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate website in such section. In the Corporate Governance section of our corporate website, we have also posted the charter for our Audit Committee, as well as our Governance Principles.

Item 1A.  Risk Factors

The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10‑K. A wide range of factors could materially affect our future developments and performance. In addition to the factors described elsewhere in this report, management has identified the following important factors that could cause actual results to differ materially from those reflected in forward‑looking statements or from our historical results. These factors, which are not all‑inclusive, could have a material adverse effect on our asset valuations, business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or our ability to maintain our level of dividend distributions. This discussion of risk factors includes many forward‑looking statements. For cautions about relying on forward‑looking statements, please refer to the section entitled “Forward‑Looking Statements” at the beginning of this Report immediately prior to Item 1.

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

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for dividends, as well as the value of our properties. These events include, but are not limited to:

•	adverse changes in economic and socioeconomic conditions;

•	vacancies or our inability to rent space on favorable terms;

•	adverse changes in financial conditions of buyers, sellers and tenants of properties;

•	inability to collect rent from tenants;

•	competition from other real estate investors with significant capital, including but not limited to other real estate operating companies, publicly‑traded REITs and institutional investment funds;

•	reductions in the level of demand for office, hotel and apartment community space and changes in the relative popularity of properties;

•	increases in the supply of office, hotel and apartment community space;

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

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If we cannot operate our properties so as to meet our financial expectations, our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions could be materially adversely affected.

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

Because our properties in California (and particularly, in the San Francisco Bay area, including Oakland, California and San Francisco, California (the “San Francisco Bay Area”)) and the District of Columbia represent a significant portion of our portfolio by aggregate net operating income and square feet, we are exposed to greater economic risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in the California (and particularly, in the San Francisco Bay Area) and the District of Columbia economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as natural disasters that occur in these areas (such as earthquakes, floods and other events). In addition, the State of California is regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office, lodging and apartment space in California. Any adverse developments in the economy or real estate markets in California (and particularly, in the San Francisco Bay Area) or the District of Columbia, or any decrease in demand for office, lodging and apartment space resulting from the California (and particularly, in the San Francisco Bay Area) or the District of Columbia regulatory or business environments, could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

We may be adversely affected by any significant reductions in federal government spending, which could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or  to maintain our level of dividend distributions.

Some of our properties are occupied by tenants that are U.S. federal government agencies. A significant reduction in federal government spending could decrease the likelihood that they will renew their leases with us. Further, economic conditions in the District of Columbia are significantly dependent upon the level of federal government spending in the region as a whole. In the event of a significant reduction in federal government spending, there could be negative economic changes in the District of Columbia which could adversely impact the ability of our tenants to perform their financial obligations under our leases or the likelihood of their lease renewals. As a result, such a reduction in federal government spending could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

Capital and credit market conditions may adversely affect demand for our properties and the overall availability and cost of credit.

In periods when the capital and credit markets experience significant volatility, demand for our properties and the overall availability and cost of credit may be adversely affected. No assurances can be given that the capital and credit market conditions will not have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

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

•

constraints on the availability of credit to tenants, necessary to purchase and install improvements, fixtures and equipment and to fund business expenses, could impact our ability to procure new tenants for spaces currently vacant in existing office properties or properties under development; and

•

any joint venture or other co‑investment partners could experience difficulty obtaining financing in the future for the same reasons discussed above. Their inability to obtain financing on acceptable terms, or at all, could negatively impact our ability to acquire additional properties.

Adverse economic conditions could have an adverse effect on the office, hotel and apartment communities industries.

The United States has been recovering from a post‑recessionary slow‑growth environment, which has experienced historically high levels of unemployment or underemployment. Relative uncertainty over the depth and duration of the economic recovery may have a negative impact on the office, lodging and apartment communities industries. There is some general consensus among economists that the economy in the United States emerged from a recessionary environment in 2009, but high unemployment or underemployment levels have only begun to subside recently. As a result, our office, lodging and apartment properties, among other things, may experience reductions in revenue resulting from lower rental rates and occupancy levels. Accordingly, our financial results could be impacted by the economic environment, and future financial results and growth could be further harmed until a more expansive and consistent national economic environment is prevalent. A continued weaker than anticipated economic recovery, or a return to a recessionary national economic environment, could result in low or decreased levels of business and consumer travel, negatively impacting the lodging industry. Moreover, in the event of another recession, the office, hotel and apartment communities could experience reductions in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising and turnover expenses. Such an economic outcome could also negatively impact our tenants’ future growth prospects and could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

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

The U.S. Government’s “green lease” policies may adversely affect us.

In recent years the U.S. Government has instituted “green lease” policies which allow a government tenant to require leadership in energy and environmental design for commercial interiors, or LEED®‑CI, certification in selecting new premises or renewing leases at existing premises. In addition, the Energy Independence and Security Act of 2007 allows the General Services Administration to give preference to buildings for lease that have received an “Energy Star” label. Obtaining such certifications and labels may be costly and time consuming, but our failure to do so may result in our competitive disadvantage in acquiring new or retaining existing government tenants, which could result in less rent to us, and, accordingly, could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

Changes in the United States’ and state governments’ requirements for leased space may adversely affect us.

Some of our current rents come from government tenants. Government agencies have been seeking to increase their space utilization under their leases, including reducing the amount of square footage per employee at leased properties, which has reduced the demand for government leased space. If a significant number of such events occur, our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions could be adversely affected.

Tenant concentration increases the risk that cash flow could be interrupted.

We are, and expect that we will continue to be, subject to a degree of tenant concentration at certain of our properties and/or across multiple properties. In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at such property or properties were to experience financial weakness or file bankruptcy, it could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

We have incurred indebtedness and expect to incur significant additional indebtedness on a consolidated basis, which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of dividend distributions, and which may expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

As of December 31, 2015, our total consolidated indebtedness was approximately $710.1 million, inclusive of debt associated with assets held for sale. We expect to incur significant additional indebtedness, including through the use and potential expansion of our existing unsecured credit facility or the use of one or more new credit facilities, to fund future acquisitions and development activities and operational needs. The degree of leverage could make us more vulnerable to a downturn in business or the economy generally.

Payments of principal and interest on our borrowings may leave us with insufficient cash resources to operate our properties and/or pay distributions. The incurrence of substantial outstanding indebtedness, and the limitations imposed by our debt agreements, could have significant other adverse consequences, including the following:

•	our cash flows may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our liquidity for acquisitions or operations;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our existing indebtedness;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	we may violate restrictive covenants in our debt documents, which would entitle the lenders to accelerate our debt obligations;

•	we may default on our obligations and the lenders or mortgagees may foreclose on our properties and take possession of any collateral that secures their loans; and

•	our default under any of our indebtedness with cross‑default provisions could result in a default on other indebtedness.

If any one of these events were to occur, our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions could be materially adversely affected. In addition, any foreclosure on our properties could create taxable income without the accompanying cash proceeds, which could adversely affect our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended (the “Code”).

Increases in interest rates could increase the amount of our debt payments, which could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

We may incur indebtedness that bears interest at a variable rate. In addition, from time to time, we may pay mortgage loans or finance and refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions. In addition, if rising interest rates cause us to need additional capital to repay our indebtedness, we may need to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. Prolonged interest rate increases also could negatively impact our ability to make investments with positive economic returns.

We may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our current indebtedness.

Upon maturity of indebtedness incurred by us, there is no assurance that replacement financing can be obtained or, if it is obtained, that interest rates and other terms would be as favorable as the original indebtedness. Inability to refinance indebtedness on favorable terms may compel us to attempt to dispose of one or more properties, including any properties that may be secured by such debt, on terms less favorable than might be obtained at a later date. In addition, if any secured indebtedness matured before refinancing could be procured, the lender could foreclose on the applicable collateral and we might suffer losses as a result of that foreclosure. Further, lenders may require insurance against terrorist acts, particularly for large properties in urban areas, and the unavailability of such insurance may make it difficult to finance or refinance investments. The factors described above could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

We may be unable to renew leases or lease vacant office space.

As of December 31, 2015, 12.1% of the rentable square footage of our office portfolio was available for lease. As of December 31, 2015, 11.3% of the occupied square footage in our office portfolio was scheduled to expire in 2016. Local economic environment may make the renewal of these leases more difficult, or renewal may occur at rental rates equal to or below existing rental rates. As a result, portions of our office properties may remain vacant for extended periods of time. In addition, we may have to offer substantial rent abatements, tenant improvements, concessions, early termination rights or below‑market renewal options to attract new tenants or retain existing tenants. The factors described above could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

Short‑term leases in our multifamily portfolio may expose us to the effects of declining market rents and we may be unable to renew leases or lease vacant units.

Substantially all of our leases in our multifamily portfolio are for a term of one year or less. Therefore, rental revenues from our multifamily portfolio may be negatively impacted by local and/or market declines in market rents more quickly than if our leases were for longer terms.

In addition, rental units may remain vacant for extended periods of time. As a result, we may have to offer substantial rent abatements, concessions, or below market renewal options to attract new tenants or retain existing tenants. The factors described above could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

Our operating performance is subject to risks associated with the lodging industry.

The success of our hotel properties depends largely on the property operators’ ability to adapt to dominant trends in the lodging industry as well as disruptions such as greater competitive pressures, increased consolidation, industry overbuilding, dependence on consumer spending patterns and changing demographics, the introduction of new concepts and products such as Airbnb®, Homeaway® and VRBO®,  availability of labor, price levels and macroeconomic and microeconomic conditions. The success of a particular hotel brand, the ability of a hotel brand to fulfill any obligations to operators of our business, and trends in the lodging industry could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

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

We face significant competition.

Our office portfolio competes with a number of developers, owners and operators of office real estate, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and may not be able to replace them, and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below‑market renewal options in order to retain tenants when our tenants’ leases expire. As a result of any of the foregoing factors, our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions could be materially adversely affected.

Our hotel portfolio competes for guests primarily with other hotels in the immediate vicinity of our hotels and secondarily with other hotels in the geographic market of our hotels. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate and revenue per available room of our hotels in that area.

There are numerous housing alternatives that compete with our apartment communities in attracting residents. These include other apartment communities and single‑family homes that are available for rent in the markets in which the communities are located. If the demand for our apartment communities is reduced or if competitors develop and/or acquire competing apartment communities, rental rates may drop, which may have a material adverse effect on our financial condition and results of operations. We also face competition from other real estate investment funds, businesses and other entities in the acquisition, development and operation of apartment communities. This competition may result in an increase in costs and prices of apartment communities that we acquire and/or develop.

We may be unable to complete acquisitions that would grow our business and, even if consummated, we may fail to successfully integrate and operate acquired properties.

We plan to acquire additional properties as opportunities arise. Our ability to acquire properties on favorable terms and successfully integrate and operate them is subject to the following significant risks:

•

we may be unable to acquire desired properties because of competition from other real estate investors with better access to less expensive capital, including other real estate operating companies, publicly‑traded REITs and investment funds;

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

•	we may be unable to generate sufficient cash from operations or obtain the necessary debt or equity financing to consummate an acquisition on favorable terms or at all;

•	we may need to spend more money than anticipated to make necessary improvements or renovations to acquired properties;

•	we may spend significant time and money on potential acquisitions that we do not consummate;

•	we may be unable to quickly and efficiently integrate new acquisitions into our existing operations;

•	we may suffer higher than expected vacancy rates and/or lower than expected rental rates; and

•	we may acquire properties without any recourse, or with only limited recourse, for liabilities against the former owners of the properties.

If we cannot complete property acquisitions on favorable terms, or operate acquired properties to meet our goals or expectations, our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions could be materially adversely affected.

We may be unable to successfully expand our operations into new markets.

Each of the risks applicable to our ability to acquire and successfully integrate and operate properties in the markets in which our properties are located are also applicable to our ability to acquire and successfully integrate and operate properties in new markets. In addition to these risks, we may not possess the same level of familiarity with the dynamics and market conditions of certain new markets that we may enter, which could adversely affect our ability to expand into those markets. We may be unable to build a significant market share or achieve a desired return on our investments in new markets. If we are unsuccessful in expanding into new markets, it could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

Our stockholders will not have any approval rights regarding expansion or change in strategies or specific future investments.

We have expanded and may continue to expand our operations into new real estate‑related activities, including, without limitation, (i) originating and/or investing in a variety of loan products, including, but not limited to, mezzanine loans, commercial real estate loans and other types of loans and/or (ii) real estate development activities to create substantially stabilized properties. See “Item 1––Business––Lending Segment.” Stockholders will not have any approval rights with respect to expansion or change in strategies or future investments. Stockholders will therefore be relying on our Advisor with respect to future investments to be made by us. If we are unsuccessful in expanding into new real estate activities or our changes in strategies or future investments turn out to be unsuccessful, it could have a material adverse effect on our financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

We may make investments outside of the United States, which would subject us to additional risks that may affect our operations unfavorably.

We may invest some of our capital outside of the United States. Our investments in foreign countries could be affected unfavorably by changes in exchange rates due to political and economic factors, including inflation. Because non‑U.S. companies are not subject to uniform accounting, auditing and financial reporting standards, practices and requirements comparable with those applicable to U.S. companies, there may be different types of, and lower quality, information available about non‑U.S. companies and their assets. This may affect our ability to underwrite and evaluate proposed investments in foreign countries or to obtain appropriate financial reports relating to such investments. In addition, with respect to certain countries, there may be an increased potential for corrupt business practices, or the possibility of expropriation or confiscatory taxation, political or social instability, or diplomatic developments that could affect our investments in those countries. Moreover, individual economies could differ unfavorably from the U.S. economy in such respects as growth of gross national product, rate of inflation, changes in currency rates and exchange control regulations and capital reinvestment. As a result of the factors described in this paragraph, any investments made outside of the United States may be subject to a higher degree of risk; there can also be no assurance that any such investments will generate returns comparable to investment made in the United States.

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

•

there may be conflicts of interests because our joint venture partners may have varying interests such as different needs for liquidity, different assessments of the market, different tax objectives or ownership of competing interests in properties in our markets.

The occurrence of one or more of the foregoing events could adversely affect our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or maintain our level of dividend distributions.

We may become exposed to risks associated with property development.

We may engage in development and redevelopment activities with respect to certain of our properties. To the extent that we do so, we will be subject to certain risks, including, without limitation:

•	the availability and pricing of financing on favorable terms or at all;

•	the availability and timely receipt of zoning and other regulatory approvals;

•	contractor and subcontractor disputes, strikes, labor disputes or supply disruptions; and

•	the cost and timely completion of construction (including risks beyond our control, such as weather or labor conditions, or materials shortages).

These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

Real estate investments are generally illiquid, and we may not be able to sell our properties when we desire, which could adversely affect us.

Our real estate investments are relatively difficult to sell quickly. Return of capital and realization of gains, if any, from an investment will generally occur upon disposition or refinance of the underlying property. We may not be able to realize our investment objectives by sale or other disposition or be able to refinance at attractive prices within any given period of time.  We may also not be able to complete any exit strategy. In particular, these risks could arise from: (i) weak market conditions, (ii) lack of an established market for a property, (iii) changes in the financial condition or prospects of prospective purchasers, (iv) changes in national or international economic conditions, such as the global economic downturn in 2008 and 2009, and (v) changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. Furthermore, certain properties may be adversely affected by contractual rights, such as rights of first offer.

We may be unable to secure funds for our future long‑term liquidity needs, which could have a material adverse effect on our business, financial condition, results of operation, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

Our long‑term liquidity needs will consist primarily of funds necessary to acquire investments and pay for development or repositioning of properties, non‑recurring capital expenditures and refinancing of indebtedness. We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long‑term cash requirements, although it should be noted that we do not currently have any significant property development or repositioning projects planned. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long‑term. We will seek to satisfy our long‑term liquidity needs through one or more of the following methods: (i) offerings of shares of common stock, preferred shares, senior unsecured securities, and/or other equity and debt securities; (ii) the use and potential expansion of our existing unsecured credit facility and term loan; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing investments as collateral; (iv) the sale of existing investments; and/or (v) cash flows from operations. These sources of funding may not be available on attractive terms or at all. If we cannot obtain additional funding for our long‑term liquidity needs, our investments may generate lower cash flows or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so and could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

Potential losses may not be covered by insurance.

Our business operations in California, New York, North Carolina, Texas and the District of Columbia are susceptible to, and could be significantly affected by, adverse weather conditions and natural disasters such as earthquakes, tsunamis, hurricanes, wind, blizzards, floods, landslides, drought and fires. These adverse weather conditions and natural disasters could cause significant damage to the properties in our portfolio, the risk of which is enhanced by the concentration of our properties, by aggregate net operating income and square feet, in California and the

District of Columbia. Our insurance may not be adequate to cover business interruption or losses resulting from adverse weather or natural disasters. We carry earthquake insurance on our properties in California in an amount and with deductibles and limitations that we deem to be appropriate.  However, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes in California. Furthermore, we may not carry insurance for certain losses, including, but not limited to, losses caused by war or certain environmental conditions, such as mold or asbestos. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage if the market value of our portfolio increases.

As a result of the factors described above, we may not have sufficient coverage against all losses that we may experience for any reason. We may also discontinue insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds the value of the coverage discounted for the risk of loss.  If we experience a loss that is uninsured or that exceeds policy limits, we could incur significant costs and lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties.  Further, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if the properties were irreparable. In addition, our properties may not be able to be rebuilt to their existing height or size at their existing location under current land‑use laws and policies. In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications and otherwise may have to upgrade such property to meet current code requirements. Any of the factors described above could have a material adverse effect on our business, financial condition, results of operation, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

Terrorism and war could harm our operating results.

The strength and profitability of our business depends on demand for and the value of our properties. Future terrorist attacks in the United States, such as the attacks that occurred in New York and the District of Columbia on September 11, 2001 and in Boston on April 15, 2013, and other acts of terrorism or war may have a negative impact on our operations. Terrorist attacks in the United States and elsewhere may result in declining economic activity, which could harm the demand for and the value of our properties. In addition, the public perception that certain locations are at greater risk for attack, such as major airports, ports, and rail facilities, may decrease the demand for and the value of our properties near these sites. A decrease in demand could make it difficult for us to renew or re‑lease our properties at these sites at lease rates equal to or above historical rates. Such terrorist attacks could have an adverse impact on our business even if they are not directed at our properties.

In addition, the terrorist attacks of September 11, 2001 have substantially affected the availability and price of insurance coverage for certain types of damages or occurrences, and our insurance policies for terrorism include large deductibles and co‑payments. Although we maintain terrorism insurance coverage on our portfolio, the amount of our terrorism insurance coverage may not be sufficient to cover losses inflicted by terrorism and therefore could expose us to significant losses and  have a negative impact on our operations.

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

These laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination. The presence of, or contamination resulting from, any of these substances, or the failure to properly remediate them, may adversely affect our ability to sell or rent our property or to borrow using the property as collateral. In addition, persons exposed to hazardous or toxic substances may sue for personal injury damages. For example, some laws impose liability for release of or exposure to asbestos‑containing materials. In other cases, some of our properties may have been impacted by contamination from past operations or from off‑site sources. As a result, in connection with our current or former ownership, operation, management and development of real properties, we may be potentially liable for investigation and cleanup costs, penalties and damages under environmental laws.

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

Our properties are subject to regulation under federal laws, such as the ADA, pursuant to which all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that our properties substantially comply with present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of our properties or future properties is not in compliance with the ADA, we might be required to take remedial action, which would require us to incur additional costs to bring the property into compliance. Noncompliance with the ADA could also result in imposition of fines or an award of damages to private litigants.

Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation.

In addition, our properties are subject to various federal, state and local regulatory requirements, such as state and local earthquake, fire and life safety requirements. If we were to fail to comply with these various requirements, we might incur governmental fines or private damage awards. If we incur substantial costs to comply with the ADA or any other regulatory requirements, our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions could be materially adversely affected. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties.

Security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our Advisor’s and Manager’s information technology (“IT”) networks and related systems could adversely affect us.

We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the internet, malware, computer viruses, attachments to e‑mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our Advisor’s or Manager’s IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our Advisor’s and Manager’s IT networks and related systems are essential to the operation of our business and our ability to perform day‑to‑day operations (including managing our building systems), and, in some cases, may be critical to the operations of certain of our tenants. There can be no assurance that efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our Advisor’s or Manager’s IT networks and related systems could materially adversely impact our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

Changes in accounting standards may adversely impact our financial condition and/or results of operations.

We are subject to the rules and regulations of the U.S. Financial Accounting Standards Board (“FASB”) related to generally accepted accounting principles in the United States (“GAAP”). Various changes to GAAP are constantly being considered, some of which could materially impact our reported financial condition and/or results of operations. Also, to the extent publicly traded companies in the United States would be required in the future to prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”) instead of the current GAAP, this change in accounting standards could materially affect our financial condition or results of operations.

We have entered, or may in the future enter, into hedging transactions that could expose us to contingent liabilities in the future and materially adversely impact our financial condition and results of operations.

Subject to maintaining our qualification as a REIT, we have entered, or may in the future enter, into hedging transactions that could require us to fund cash payments in certain circumstances (e.g., the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument), which could in turn result in economic losses to us.

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

Furthermore, we intend to record any derivative and hedging transactions we enter into in accordance with GAAP. However, we may choose not to pursue, or fail to qualify for, hedge accounting treatment relating to such derivative instruments. As a result, our operating results may suffer because losses, if any, on these derivative instruments may not be offset by a change in the fair value of the related hedged transaction or item. Any losses sustained as a result of our hedging transactions would be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could have a material adverse effect on our business, financial condition, results of operation, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

Risks Related to Our Lending Segment

Our lending segment exposes us to a high degree of risk associated with investing in real estate.

The performance and value of our loans depends upon many factors beyond our control. The ultimate performance and value of our loans are subject to risks associated with the ownership and operation of the properties which collateralize our loans, including the property owner’s ability to operate the property with sufficient cash flow to meet debt service requirements. The performance and value of the properties collateralizing our loans may be adversely affected by:

•changes in national or regional economic conditions;

•changes in real estate market conditions due to changes in national, regional or local economic conditions or property market characteristics;

•competition from other properties;

•changes in interest rates and the condition of the debt and equity capital markets;

•the ongoing need for capital repairs and improvements;

•increases in real estate tax rates and other operating expenses (including utilities);

•adverse changes in governmental rules and fiscal policies; acts of God, including earthquakes, hurricanes and other natural disasters; acts of war or terrorism; or a decrease in the availability of or an increase in the cost of insurance;

•adverse changes in zoning laws;

•the impact of environmental legislation and compliance with environmental laws; and

•other factors that are beyond our control or the control of the commercial property owners.

In the event that any of the properties underlying our loans experience any of the foregoing events or occurrences, the value of, and return on, such loans may be negatively impacted, which in turn could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

There are significant risks related to loans originated under our SBA 7(a) Program.

Many of the borrowers under our SBA 7(a) Program are privately-owned businesses.  There is typically no publicly available information about these businesses; therefore, we must rely on our own due diligence to obtain information in connection with our investment decisions.  Our borrowers may not meet net income, cash flow and other coverage tests typically imposed by banks.  A borrower’s ability to repay its loan may be adversely impacted by numerous factors, including a downturn in its industry or other negative local or macro-economic conditions.  Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan.  In addition, small businesses typically depend on the management talents and efforts of one person or a small group of people for their success.  The loss of services of one or more of these persons could have an adverse impact on the operations of the small business.  Small companies are typically more vulnerable to customer preferences, market conditions and economic downturns and often need additional capital to maintain the business, expand or compete.  These factors may have an impact on the ultimate recovery of our loans receivable from such businesses.  Loans to small businesses, therefore, involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. The factors described above could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

Commercial real estate loans and our real estate owned (“REO”) are typically illiquid and their value may decrease.

Our commercial real estate loans and real estate acquired through foreclosure are typically illiquid investments.  Therefore, we may be unable to vary our portfolio promptly in response to changing economic, financial and investment conditions.  As a result, the fair market value of these investments may decrease in the future and losses may result. The illiquid nature of our loans may adversely affect our ability to dispose of such loans at times when it may be advantageous or necessary for us to liquidate such investments, which in turn could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

Our lending segment has an industry concentration, which may negatively impact our financial condition and results of operations.

A majority of our revenue from the lending segment (included in discontinued operations) is generated from loans collateralized by hospitality properties.  At December 31, 2015, our loans were 76% concentrated in the hospitality industry.  Any factors that negatively impact the hospitality industry, including recessions, severe weather events (such as hurricanes, blizzards, floods, etc.), depressed commercial real estate markets, travel restrictions, bankruptcies or other political or geopolitical events or the introduction of new concepts and products such as Airbnb®, Homeaway® and VRBO®, could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or ability to maintain our level of dividend distributions.

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

Our loans are subject to delinquency, foreclosure and loss, any or all of which could result in losses.

Our commercial mortgage loans and loans originated pursuant to the SBA 7(a) Program are collateralized by income-producing properties and typically have personal guarantees.  These loans are predominantly to operators of limited service hospitality properties.  As a result, these operators are subject to risks associated with the hospitality industry, including recessions, severe weather events, depressed commercial real estate markets, travel restrictions, bankruptcies or other political or geopolitical events.

Our real estate loans are subject to risks of delinquency and foreclosure.  The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower.  If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired.  Net operating income of an income-producing property can be affected by, among other things, tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

In the event of a loan default, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral multiplied by our percentage ownership and the unguaranteed portion of the principal and accrued interest on the loan, which could have a material adverse effect on our cash flow from operations.  In the event of the bankruptcy of the borrower, the loan to such borrower will be deemed collateralized only to the extent of the value of the underlying property at the time of the bankruptcy (as determined by the bankruptcy court).  In addition to losses related to collateral deficiencies, during the foreclosure process we may incur costs related to the protection of our collateral including unpaid real estate taxes, legal fees, franchise fees, insurance and operating shortfalls to the extent the property is being operated by a court-appointed receiver.

Foreclosure and bankruptcy are complex and sometimes lengthy processes that are subject to federal and state laws and regulations.  An action to foreclose on a property is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims.  In the event of a default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due under the note. Further, borrowers have the option of seeking federal bankruptcy protection which could delay the foreclosure process.  In conjunction with the bankruptcy process, the terms of the loan agreements may be modified.  Typically, delays in the foreclosure process will have a negative impact on our results of operations and/or financial condition due to direct and indirect costs incurred and possible deterioration of the value of the collateral. After foreclosure has been completed, a lack of funds or capital may force us to sell the underlying property resulting in a lower recovery even though developing the property prior to a sale could result in a higher recovery.

As part of our commercial real estate loan origination business, we have originated and expect to originate mezzanine loans, which are loans made to entities that have subsidiaries which own real property and are secured by pledges of such entity’s equity ownership in its property-owning subsidiary.  Mezzanine loans are by their nature structurally and legally subordinated to more senior property-level financings.  Accordingly, if a borrower defaults on our mezzanine loan or if there is a default by our borrower’s subsidiary on debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the property-level debt and other senior debt is paid in full.

We may also retain, from whole loans we originate, subordinate interests referred to as B Notes. B Notes are commercial real estate loans secured by a first mortgage on a single large commercial property or group of related properties and subordinated to a senior interest, referred to as an A Note. As a result, if a borrower defaults, there may not be sufficient funds remaining for B Note owners after payment to the A Note owners.

Moreover, under the terms of intercreditor arrangements governing mezzanine loans, B Notes and other similar subordinated loans originated by us, we may have to satisfy certain liquidity and capital requirements before we can step into a borrower’s position after it has defaulted.  There can be no assurance that we will be able to satisfy such requirements, resulting in potentially lower recovery. After a foreclosure on the pledged equity interest has been completed, a lack of funds may force us to sell the underlying property without developing it further (which sale may result in a lower recovery) instead of injecting funds into and developing the property prior to a sale (which may result in a higher recovery).

As a result of the factors described above, defaults on commercial real estate loans could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

We operate in a competitive market for investment opportunities and future competition for our commercial real estate collateralized loans may limit our ability to originate or dispose of our target loans and could also affect the yield of these investments.

We are in competition with a number of entities for the types of commercial real estate collateralized loans that we originate.  These entities include, among others, specialty finance companies, savings and loan associations, banks and financial institutions.  Some of these competitors may be substantially larger and have considerably greater financial, technical and marketing resources than we do.  Some of these competitors may also have a lower cost of funds and access to funding sources that may not be available to us currently.  In addition, many of our competitors may not be subject to operating constraints associated with REIT qualification or maintenance of exclusions from registration under the Investment Company Act.  Furthermore, competition may further limit our ability to generated desired returns.  Due to this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

We may be subject to lender liability claims.

In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.”  Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or our other creditors or stockholders.  We cannot assure prospective investors that such claims will not arise or that we will not be subject to significant liability if a claim of this type did arise.

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

First Western has been granted national PLP status and originates, sells and services small business loans and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval.  Being a national lender, PLP status allows First Western to expedite loans since First Western is not required to present applications to the SBA for concurrent review and approval.  The loss of PLP status could adversely impact our marketing efforts and ultimately loan origination volume which could negatively impact our results of operations. The loss of PLP status could also adversely impact our ability to sell the lending segment.

We may not be able to successfully deconsolidate our lending segment, which may result in an adverse effect to our business or the way our company is perceived.

Our Board of Directors approved a plan for the lending segment that, when completed, will result in the deconsolidation of the lending segment.  We are currently incurring costs and expenses relating to the plan.  While we sold substantially all of our commercial mortgage loans that are associated with the lending segment to an unrelated third party in December 2015, we cannot assure you that we will be able to successfully consummate the deconsolidation of our lending segment as currently contemplated under the plan approved by our Board of Directors or at all. Our failure to deconsolidate the lending segment could have an adverse effect on our business or the way our company is perceived to analysts, investors or others.

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

•

all dividends would be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits potentially eligible as “qualified dividends” subject to the applicable income tax rate.

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to qualify as a REIT, we would no longer be required to pay dividends. As a result of these factors, our failure to qualify as a REIT could have a material  adverse effect on our financial conditions, result of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non‑deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third‑party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our Common Stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could have a material adverse effect on our financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

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

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non‑REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our securities.

The power of the Board of Directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.

Our organizational documents permit our Board of Directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if the Board of Directors determines that it is not in our best interest to qualify as a REIT. In such a case, we would become subject to U.S. federal, state and local income tax on our net taxable income and we would no longer be required to distribute most of our net taxable income to our stockholders, which could have adverse consequences on the total return to our stockholders.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

Subject to certain restrictions, a REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary generally will pay income tax at regular corporate rates on any taxable income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s‑length basis.

Our taxable REIT subsidiaries are subject to normal corporate income taxes. We continuously monitor the value of our investments in taxable REIT subsidiaries for the purpose of ensuring compliance with the rule that no more than 25% of the value of our assets may consist of taxable REIT subsidiary stock and securities (which is applied at the end of each calendar quarter). The aggregate value of our taxable REIT subsidiary stock and securities is less than 25% of the value of our total assets (including our taxable REIT subsidiary stock and securities) as of December 31, 2015. In addition, we will scrutinize all of our transactions with our taxable REIT subsidiaries for the purpose of ensuring that they are entered into on arm’s‑length terms in order to avoid incurring the 100% excise tax described above. There are no distribution requirements applicable to the taxable REIT subsidiaries and after‑tax earnings may be retained. There can be no assurance, however, that we will be able to comply with the 25% limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non‑arm’s‑length transactions.

Certain provisions of Maryland law could inhibit changes in control.

Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then‑prevailing market price of our Common Stock, including:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special appraisal rights and special stockholder voting requirements on these combinations; and

•

“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two‑thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

We have elected to opt out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL, by resolution of our Board of Directors, and in the case of the control share provisions of the MGCL, pursuant to a provision in our bylaws. However, our Board of Directors may by resolution elect to repeal the foregoing opt‑outs from the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future.

Our charter, bylaws, the partnership agreement for our operating partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our Common Stock or otherwise be in the best interest of our stockholders.

We are controlled by an affiliate of CIM Group.

Urban II, an affiliate of CIM Group, beneficially owns shares of our Common Stock that, together with shares held by other affiliates of CIM Group and our executive officers and directors, currently represents approximately 98.2% of the total voting power of the Company. For so long as affiliates of CIM Group continue to own a significant percentage of our stock, CIM Group will be able to significantly influence the composition of our Board of Directors and the approval of actions requiring stockholder approval. Accordingly, CIM Group will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, CIM Group will be able to cause or prevent a change of control of the Company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of the Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Common Stock as part of a sale of the Company and ultimately might affect the market price of our Common Stock.

We are a “controlled company” within the meaning of the rules of the NASDAQ Stock Market LLC and, as a result, qualify for, and currently rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Affiliates of CIM Group control a majority of the total voting power in the election of our directors. As a result, we are a “controlled company” within the meaning of the rules of the NASDAQ Stock Market LLC. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that (i) a board be comprised of a majority of “independent directors,” as defined under the rules of the NASDAQ Stock Market LLC, (ii) a compensation committee be comprised entirely of independent directors and (iii) nomination decisions be made either by independent directors constituting a majority of the independent directors in a vote in which only independent directors participate, or a nomination committee comprised entirely of independent directors.

As of December 31, 2015, we availed ourselves of these exemptions. As a result, our Board of Directors is not comprised of a majority of independent directors, we do not have a compensation committee, and our nomination decisions are made by our entire Board of Directors. Accordingly, investors in our Common Stock do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ Stock Market LLC.

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

We rely on the resources of the Manager to manage our day‑to‑day operations other than the operations of CIM Urban, and CIM Urban relies on the resources of the Advisor to manage its day‑to‑day operations. We rely on the Manager to provide management and administration services to us, and CIM Urban relies completely on the Adviser to provide CIM Urban with investment advisory services.

Our executive officers also serve as officers or employees of the Manager and/or the Advisor or other applicable affiliates of CIM Group. The Manager and the Advisor have significant discretion as to the implementation of investment and operating policies and strategies on behalf of us and CIM Urban. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of the Manager, the Advisor and the other applicable affiliates of CIM Group. The departure of any of these officers or key personnel could have a material adverse effect on our financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

We also depend on access to, and the diligence, skill and network of, business contacts of the professionals within CIM Group and the information and deal flow generated by its investment professionals in the course of their investment and portfolio management activities. The departure of any of these individuals, or of a significant number of the investment professionals or principals of CIM Group, could have a material adverse effect on our financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions. We cannot assure you that we will continue to have access to CIM Group’s investment professionals or its information and deal flow.

The Manager and the Advisor and certain of their affiliates manage or otherwise provide services to our business and our subsidiaries’ businesses pursuant to the Master Services Agreement and the Investment Management Agreement. Notwithstanding the fact that these agreements provide broad discretion and authority and the payment of fees to the Manager or the Advisor, as applicable, the Master Services Agreement may be assigned by the Manager in certain circumstances without our consent and neither agreement may be terminated by us, except in the case of the Master Services Agreement, in limited circumstances for cause, either or both of which may have a material adverse effect on us.

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

The Master Services Agreement continues in full force and effect until December 31, 2018, and thereafter will renew automatically each year. We may generally only terminate the Master Services Agreement for the Manager’s material breach of the Master Services Agreement, fraud, gross negligence or willful misconduct or if in certain limited circumstances, a change of control of the Manager occurs that our independent directors determine to be materially detrimental to us and our subsidiaries as a whole. We do not have the right to terminate the Master Services Agreement solely for the poor performance of our operations or any investment made by us on the recommendation of the Manager. In addition, CIM Urban does not have the right to terminate the Investment Management Agreement under any circumstances. Moreover, any removal of Urban GP Manager as manager of CIM Urban GP pursuant to the Master Services Agreement or the CIM Urban Partnership Agreement will not affect the rights of the Manager under the Master Services Agreement or the Advisor under the Investment Management Agreement. Accordingly, the Manager will continue to provide the Base Services and receive the Base Service Fee, and the Manager or the applicable service provider will continue to provide the transactional services and receive related transaction fees, under the Master Services Agreement, and the Advisor will continue to receive the management fee under the Investment Management Agreement.

Further, the Master Services Agreement may be assigned by the Manager without our consent in the case of an assignment by the Manager to an affiliate or an entity that is a successor through merger or acquisition of the business of the Manager. In certain circumstances, including the merger or other acquisition of the business of the Manager, the amount of fees being paid pursuant to the agreements or the poor performance by the Manager, we may desire to terminate one or more of the management agreements. As a result of the limited termination rights under these agreements, we may not have the right to terminate such agreement(s), which could have a material adverse effect on us. See “Item 1–– Business—Master Services Agreement.”

The Manager’s and Advisor’s fees are payable regardless of our performance, which may reduce their incentive to devote time and resources to our portfolio.

Pursuant to the Master Services Agreement, the Manager is entitled to receive the Base Service Fee, regardless of our performance, and is also entitled to receive fees related to the provision of transactional and other services. The Advisor is entitled to receive an asset management fee based upon the adjusted fair value of CIM Urban’s assets, including any assets acquired by CIM Urban in the future. See “Item 1–– Business—Investment Management Agreement.” The Manager’s and the Advisor’s entitlement to substantial non‑performance based compensation might reduce their incentive to devote their time and effort to seeking profitable opportunities for our portfolio.

The Advisor’s fees are based on the adjusted fair value of CIM Urban’s assets, including any assets acquired by CIM Urban in the future. This fee arrangement may lead the Advisor to recommend riskier investments regardless of their long‑term performance in an effort to maximize its compensation.

The Advisor’s fees are based on the adjusted fair value of CIM Urban’s assets, including any assets acquired by CIM Urban in the future, which may provide incentive for the Advisor to invest in assets that are riskier investments regardless of their performance. Because these fees are based on the adjusted fair value, the Advisor will benefit when CIM Urban, or we on its behalf, incurs debt or uses leverage. Consequently, the Advisor may recommend investments that are not necessarily in the best interest of our stockholders in order to maximize its compensation.

Each of the Manager and the Advisor undertakes its services to us under very broad mandates; in particular, the Advisor has broad discretion with respect to CIM Urban’s investments, and the Board of Directors does not approve each investment, disposition and financing decision made by the Advisor, which may result in CIM Urban’s making riskier investments than those currently comprising its investment portfolio.

The Manager, under the Master Services Agreement, and the Advisor, under the Investment Management Agreement, have broad discretion and authority over our day‑to‑day operations and investments. While our directors periodically review the performance of our businesses, they do not review all decisions made by the Manager and the Advisor, including proposed investments, dispositions or the implementation of other strategic initiatives. In addition, in conducting reviews of our businesses, our directors may rely primarily on information provided to them by the Manager or the Advisor, as the case may be. The Manager and the Advisor may cause us to enter into significant transactions or undertake significant activities that may be difficult or impossible to unwind or exit by the time they are reviewed by our directors. Each of the Manager and the Advisor has great latitude in the implementation of our strategies, including determining the types of assets that are proper investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which could have a material adverse effect on our financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions. Decisions made and investments entered into by the Advisor may not fully reflect the best interests of our stockholders.

The Advisor may change its investment process, or elect not to follow it, without stockholder consent at any time, which may adversely affect our investments.

The Advisor may change its investment process and philosophy without stockholder consent at any time. In addition, there can be no assurance that the Advisor will follow its investment process in relation to the identification and acquisition or origination of prospective investments. Changes in the Advisor’s investment process and/or philosophy may result in inferior, among other things, due diligence and transaction standards, which may adversely affect the performance of our assets and investment portfolio.

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

There may be conflicts of interest in allocating investment opportunities to CIM Urban and other funds, investment vehicles and ventures managed by the Advisor. For example, the Advisor currently serves as the investment manager of CIM VI (Urban REIT), LLC and its parallel funds (collectively, “CIM VI”), a private fund formed to invest in substantially stabilized real estate and real estate‑related assets located in urban areas that CIM Group has already qualified for investment. There is a significant overlap in the assets and investment strategies between us and CIM VI, and many of the same investment personnel will provide services to both entities. Further, the Advisor and its affiliates may form funds or sponsor investment vehicles and ventures that have overlapping objectives with CIM Urban and therefore may compete with CIM Urban for investment opportunities. The ability of the Advisor, the Manager and their officers and employees to engage in other business activities, including the management of other investment vehicles sponsored by CIM Group, may reduce the time the Advisor and the Manager spend managing our activities.

Certain of our directors and executive officers may face conflicts of interest related to positions they hold with the Advisor, the Manager, CIM Group and their affiliates, which could result in decisions that are not in the best interest of our stockholders.

Some of our directors and executive officers are also part‑owners, officers and/or directors of the Advisor, the Manager, CIM Group and their affiliates. As a result, they may owe fiduciary duties to these various other entities and their equity owners, which fiduciary duties may from time to time conflict with the fiduciary duties they owe to us and our stockholders. Further, these multiple responsibilities may create conflicts of interest for these individuals if they are presented with opportunities that may benefit us and our other affiliates. The individuals may be incentivized to allocate investment opportunities to other entities rather than to us. Their loyalties to other affiliated entities could result in actions or inactions that are detrimental to our business, strategy and investment opportunities.

The business of CIM Urban is managed by Urban GP Manager and we agreed in the Master Services Agreement to appoint an affiliate of CIM Group as the manager of the general partner of CIM Urban; in addition, the general partner of CIM Urban can be removed from that position under certain circumstances as provided in the CIM Urban Partnership Agreement.

Pursuant to the Master Services Agreement, we agreed to appoint an affiliate of CIM Group as the manager of the general partner of CIM Urban. While currently that designated entity, Urban GP Manager, is an affiliate of CIM Group, there can be no assurances that a different entity would not be appointed the manager of the general partner of CIM Urban in the future. Moreover, we may only remove the Urban GP Manager as the manager of CIM Urban GP for “cause” (as defined in the Master Services Agreement). Removal for “cause” also requires the approval of the holders of at least 66 2/3% of our outstanding shares (excluding for this purpose any shares held by the Manager and any affiliates of the Manager, except to the extent set forth in the immediately following sentence). Notwithstanding the foregoing, CIM REIT has the right to vote any of our shares that it owns with respect to any vote held to remove the Urban GP Manager as the manager of the CIM Urban GP; provided, however, if any such removal vote is held after the second anniversary of the Master Services Agreement, CIM REIT must obtain voting instructions from certain of its non‑affiliated investors with respect to voting the shares beneficially owned by such non‑affiliated investors and CIM REIT must vote the number of shares beneficially owned by each such non‑affiliated investor as so instructed by such non‑affiliated investor. Upon removal, a replacement manager will be appointed by the independent directors. Finally, under the CIM Urban Partnership Agreement, the general partner of CIM Urban may be removed under certain circumstances with the consent of 66 2/3% of the class A members of CIM REIT.

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

The CIM Urban Partnership Agreement requires the consent of a majority in interest of certain members of CIM REIT in order to amend the CIM Urban Partnership Agreement; the Investment Management Agreement can be amended only with the consent of at least 66 2/3% of the class A members of CIM REIT who are not affiliates of CIM Urban GP. As noted above, in certain situations, upon a two‑thirds vote of certain members of CIM REIT, the CIM Urban GP may be removed and replaced. The refusal to permit amendment of the CIM Urban Partnership Agreement or the removal of the general partner by the members of CIM REIT may adversely impact us.

The Manager’s and the Advisor’s liability is limited under the Master Services Agreement and the Investment Management Agreement, respectively, and we have agreed to indemnify the Manager against certain liabilities and CIM Urban has agreed to indemnify the Advisor against certain liabilities. As a result, we could experience poor performance or losses for which neither the Manager nor the Advisor would be liable.

Pursuant to the Master Services Agreement, the Manager does not assume any responsibility other than to render the services called for thereunder in good faith and will not be responsible for any action of our Board of Directors in following or declining to follow its advice or recommendations. Under the terms of the Master Services Agreement, neither the Manager nor any of its affiliates providing services under the Master Services Agreement will be liable to us, any subsidiary of ours party to the Master Services Agreement, any governing body of any such entity, including any director or officer, or any of our or such subsidiaries’ stockholders or partners for acts or omissions pursuant to or in accordance with the Master Services Agreement, except by reason of acts or omissions constituting fraud, willful misconduct, gross negligence or violation of certain laws or any other intentional or criminal wrongdoing or breach of the Master Services Agreement. Moreover, the aggregate liability of any such entities and persons pursuant to the Master Services Agreement is capped at the Base Fee and transaction fees previously paid to the Manager in the two most recent calendar years. In addition, we have agreed to indemnify our Manager and any of its affiliates providing services under the Master Services Agreement, any affiliates of the Manager and any directors, officers, stockholders, agents, subcontractors, contractors, delegates, members, partners, shareholders, employees and other representatives of each of them from and against all actions, suits, investigations, proceedings or claims except to the extent resulting from such person’s fraud, willful misconduct, gross negligence or violation of certain laws or any other intentional or criminal wrongdoing or breach of the Master Services Agreement.

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

At some point in the future, the Board of Directors may determine that it is in our best interest to become self‑managed by internalizing the functions performed by the Manager and the Advisor and to terminate the Master Services Agreement and the Investment Management Agreement. However, we do not have the unilateral right to terminate the Master Services Agreement and CIM Urban does not have the unilateral right to terminate the Investment Management Agreement, and neither the Manager nor the Advisor would be obligated to enter into an internalization transaction with us. There is no assurance that a mutually acceptable agreement with these entities as to the terms of the internalization could be reached. In addition, the costs that we would incur in any such internalization transaction are uncertain and could be substantial.

Further, if we were to internalize these management functions, certain key employees may not become our employees but may instead remain employees of the Manager and the Advisor or their respective affiliates, especially if the management functions are internalized but the Manager and the Advisor are not acquired by us. An inability to manage an internalization transaction could effectively result in us incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. These deficiencies could cause us to incur additional costs, and management’s attention could be diverted from most effectively managing our investments, which could result in us incurring unanticipated costs in connection with any internalization transaction.

If we were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have an adverse effect on our business.

We are not an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on the nature of investments and ability to transact with affiliates, could make it impractical for us to continue our business as contemplated. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of us as an investment company, the failure by us to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, also have a material adverse effect on us.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.

An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that we believe require remediation. If we discover such weaknesses, we will make efforts to improve our internal controls in a timely manner. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions, or cause us to not meet our reporting obligations, which could affect our ability to remain listed with the NASDAQ Global Market. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

Risks Related to Our Common Stock

Future sales of our shares of common stock may cause our market price to drop significantly, even if our business is doing well.

Urban II is entitled to registration rights, subject to certain limitations, with respect to our securities pursuant to the Registration Rights and Lockup Agreement dated March 11, 2014 between us and Urban II (the “Registration Rights and Lockup Agreement”). Urban II is entitled to require us, on up to eight occasions, to register under the Securities Act our shares of common stock it received in connection with the Merger.

In accordance with lockup provisions included in the Registration Rights and Lockup Agreement, Urban II was not permitted to engage in public sales of our shares of common stock it received in connection with the Merger until after the 12‑month anniversary of the consummation of the Merger without restriction, provided that these restrictions do not apply with respect to public sales of up to 40 million shares of common stock with the prior approval of a majority of the independent Directors. There are no lockup restrictions applicable to private sales or transfer of such shares.

Following the expiration of the lockup restrictions, there may be significant pent‑up demand by CIM REIT to sell our shares of common stock that it holds. A large volume of sales of our shares of common stock could decrease the prevailing market price of our shares of common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales of our shares of common stock do not occur, the mere perception of the possibility of these sales could depress the market price of our shares of common stock and have a negative effect on our ability to raise capital in the future.

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

Future issuances of securities could dilute existing stockholders’ interests.

We may satisfy our liquidity needs through, among other things, one or more issuances of securities. See “Item 1––Business—Financing Strategy” and “Item 7––Management’s Discussion and Analysis of Financial Condition and Results of Operations”—Liquidity and Capital Resources—Sources and Uses of Funds.” Our charter authorizes our Board of Directors to issue additional shares of Common Stock, preferred stock, or other equity securities without stockholder approval. Any such issuance could dilute our existing stockholders’ interests.

Market interest rates may have an effect on the value of our Common Stock.

If market interest rates go up, prospective purchasers of shares of our common stock may expect a higher dividend rate on our Common Stock. Higher market interest rates would not, however, result in more funds for us to pay dividends and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for dividends. Thus, higher market interest rates could cause the market price of our Common Stock to go down.

Changes in market conditions could adversely affect the market price of our Common Stock.

As with other publicly traded equity securities, the value of our Common Stock depends on various market conditions, which may change from time to time. In addition to the current economic environment and future volatility in the securities and credit markets, the following market conditions may affect the value of our Common Stock:

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate‑based companies;

•	our financial performance;

•	general stock and bond market conditions;

•	government action or regulation, including changes in tax law;

•	increases in market interest rates, which may lead investors to expect a higher annual yield from our distributions in relation to the price of our shares;

•	changes in federal tax laws;

•	our ability to re‑lease space as leases expire;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in our credit ratings; and

•	any negative change in the level of our dividend or the partial payment thereof in shares of common stock.

The market value of our Common Stock is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash dividends and our capital structure. Consequently, our Common Stock may trade at prices that are higher or lower than our net asset value per share of Common Stock. If our future earnings or cash dividends are less than expected, the market price of our Common Stock could diminish.

There is a limited trading market for our Common Stock and as a result, our share price is subject to greater volatility and you may not be able to resell your shares at or above the price you pay for them.

Although our shares of common stock are listed for trading on the NASDAQ Global Market, the volume of trading in our shares of common stock has been lower than many other companies listed on the NASDAQ Global Market as approximately 98.2% of our Common Stock are presently owned by Urban II, affiliates of CIM Group and our executive officers and directors. See “Item 1A––Risk Factors—We are controlled by an affiliate of CIM Group.” A public trading market with depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our shares of common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Limited trading volume may subject our shares of common stock to greater price volatility and may make it difficult for investors to sell shares at a price that is attractive to them.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2015, our real estate portfolio consisted of (i) 20 office properties comprised of approximately 5.5 million rentable square feet, (ii) five multifamily properties comprised of 930 units, (iii) three hotels comprised of 1,070 rooms, (iv) three parking garages, two of which have street level retail space, and (v) two development sites, one of which is being used as a parking lot. Each of our properties is suitable and adequate for its intended use. The following tables contain descriptive information about all of our properties as of December 31, 2015.

Office Portfolio Summary as of December 31, 2015

Office

						Annualized
						Rent Per
					Annualized	Occupied
		Rentable	%	%	Rent	Square
Property	Market	Square Feet	Occupied	Leased (1)	(in thousands) (2)	Foot
200 S College Street	Charlotte, NC	567,578	66.9%	69.1%	$8,857	$23.33
1 Kaiser Plaza	Oakland, CA	531,477	96.7%	97.6%	17,594	34.24
2101 Webster Street	Oakland, CA	472,636	98.9%	98.9%	17,190	36.76
980 9th Street	Sacramento, CA	452,138	64.0%	69.0%	8,594	29.69
211 Main Street	San Francisco, CA	415,120	100.0%	100.0%	11,959	28.81
370 L'Enfant Promenade	District of Columbia	407,321	87.7%	87.7%	18,552	51.94
999 N Capitol Street	District of Columbia	321,544	84.0%	84.0%	12,109	44.82
899 N Capitol Street	District of Columbia	314,317	73.7%	73.7%	11,686	50.44
800 N Capitol Street	District of Columbia	312,610	76.1%	76.1%	10,791	45.36
1901 Harrison Street	Oakland, CA	272,161	98.2%	98.2%	9,092	34.02
830 1st Street	District of Columbia	247,337	100.0%	100.0%	10,519	42.53
1333 Broadway	Oakland, CA	239,835	92.9%	92.9%	6,924	31.07
2100 Franklin Street	Oakland, CA	216,666	96.7%	98.5%	7,889	37.65
11620 Wilshire Boulevard	Los Angeles, CA	192,742	91.5%	92.5%	6,187	35.07
3601 S Congress Avenue	Austin, TX	182,484	97.4%	100.0%	5,372	30.21
4750 Wilshire Boulevard	Los Angeles, CA	143,361	100.0%	100.0%	3,589	25.03
7083 Hollywood Boulevard	Los Angeles, CA	82,180	97.3%	97.3%	3,068	38.35
260 Townsend Street	San Francisco, CA	65,760	89.7%	94.0%	3,830	64.92
11600 Wilshire Boulevard	Los Angeles, CA	54,980	84.7%	87.7%	2,292	49.23
Lindblade Media Center	Los Angeles, CA	32,428	100.0%	100.0%	1,293	39.88
Total Office (20 Properties)		5,524,675	87.3%	88.3%	$177,387	$36.77

Other Ancillary Properties within Office Portfolio

						Annualized
		Rentable		%	Annualized	Rent Per
		Square		Leased	Rent	Occupied
		Feet	%	(Retail)	(in thousands)	Square
Property	Market	(Retail)	Occupied	(1)	(3)	Foot
1010 8th Street Parking Garage & Retail	Sacramento, CA	31,133	9.6%	9.6%	$20	$6.63
901 N Capitol Street	District of Columbia	N/A (4)	N/A	N/A	N/A	N/A
2353 Webster Street Parking Garage	Oakland, CA	N/A	N/A	N/A	N/A	N/A
2 Kaiser Plaza Parking Lot	Oakland, CA	N/A	N/A	N/A	N/A	N/A
Total Ancillary Office (4 Properties)		31,133	9.6%	9.6%	$20	$6.63

Total Office including Other Ancillary

Annualized
Rent Per
				Annualized	Occupied
	Rentable	%	%	Rent	Square
	Square Feet	Occupied	Leased (1)	(in thousands) (2) (3)	Foot
Total Office incl. Other Ancillary (24 Properties)	5,555,808	86.9%	87.9%	$177,407	$36.75

(1)	Based on leases signed as of December 31, 2015.
(2)

Represents gross monthly base rent, as of December 31, 2015, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursement to base rent.

(3)

Represents gross monthly contractual rent under retail (1010 8th Street Parking Garage & Retail) leases commenced as of December 31, 2015, multiplied by twelve. This amount reflects total cash rent before abatements.

(4)	901 N Capitol Street is a 39,696 square foot parcel of land located between 899 and 999 N Capitol Street. We are entitled to develop a building we have designed with 270,172 rentable square feet.

Office Portfolio Detail by Property, Market, and Submarket as of December 31, 2015

					Annualized
	Rentable			Annualized	Rent Per
	Square	%	%	Rent	Occupied
Location	Feet	Occupied	Leased (1)	(in thousands) (2)	Square Foot
NORTHERN CALIFORNIA
Oakland, CA
Lake Merritt
1 Kaiser Plaza	531,477	96.7%	97.6%	$17,594	$34.24
2101 Webster Street	472,636	98.9%	98.9%	17,190	36.76
1901 Harrison Street	272,161	98.2%	98.2%	9,092	34.02
2100 Franklin Street	216,666	96.7%	98.5%	7,889	37.65
Total Lake Merritt	1,492,940	97.7%	98.3%	51,765	35.49
City Center
1333 Broadway	239,835	92.9%	92.9%	6,924	31.07
Total Oakland, CA	1,732,775	97.0%	97.6%	58,689	34.92
San Francisco, CA
South Financial District
211 Main Street	415,120	100.0%	100.0%	11,959	28.81
South of Market
260 Townsend Street	65,760	89.7%	94.0%	3,830	64.92
Total San Francisco, CA	480,880	98.6%	99.2%	15,789	33.30
Sacramento, CA
Downtown/Midtown
980 9th & 1010 8th Street	483,271	60.5%	65.2%	8,614	29.45
Total Sacramento, CA	483,271	60.5%	65.2%	8,614	29.45
TOTAL NORTHERN CALIFORNIA	2,696,926	90.7%	92.1%	$83,092	$33.97

SOUTHERN CALIFORNIA
Los Angeles, CA
West Los Angeles
11620 Wilshire Boulevard	192,742	91.5%	92.5%	$6,187	$35.07
11600 Wilshire Boulevard	54,980	84.7%	87.7%	2,292	49.23
Lindblade Media Center	32,428	100.0%	100.0%	1,293	39.88
Total West Los Angeles	280,150	91.1%	92.4%	9,772	38.29
Mid-Wilshire
4750 Wilshire Boulevard	143,361	100.0%	100.0%	3,589	25.03
Hollywood/Sunset
7083 Hollywood Boulevard	82,180	97.3%	97.3%	3,068	38.35
Total Los Angeles, CA	505,691	94.6%	95.4%	16,429	34.34
TOTAL SOUTHERN CALIFORNIA	505,691	94.6%	95.4%	$16,429	$34.34

EAST
Washington, DC
Capitol Hill
999 N Capitol Street	321,544	84.0%	84.0%	$12,109	$44.82
899 N Capitol Street	314,317	73.7%	73.7%	11,686	50.44
800 N Capitol Street	312,610	76.1%	76.1%	10,791	45.36
830 1st Street	247,337	100.0%	100.0%	10,519	42.53
Total Capitol Hill	1,195,808	82.5%	82.5%	45,105	45.72
Southwest
370 L'Enfant Promenade	407,321	87.7%	87.7%	18,552	51.94
Total Washington, DC	1,603,129	83.8%	83.8%	63,657	47.38
Charlotte, NC
Uptown
200 S College Street	567,578	66.9%	69.1%	8,857	23.33
TOTAL EAST	2,170,707	79.4%	80.0%	$72,514	$42.07

SOUTHWEST
Austin, TX
South
3601 S Congress Avenue	182,484	97.4%	100.0%	$5,372	$30.21
TOTAL SOUTHWEST	182,484	97.4%	100.0%	$5,372	$30.21

TOTAL PORTFOLIO	5,555,808	86.9%	87.9%	$177,407	$36.75

(1)	Based on leases signed as of December 31, 2015.
(2)

Represents gross monthly base rent, as of December 31, 2015, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursement to base rent.

Multifamily Portfolio Summary as of December 31, 2015

					Monthly Rent
			%	Annualized Rent	Per Occupied
Property	Market	Units	Occupied (1)	(in thousands) (2)	Unit
4649 Cole Avenue	Dallas, TX	334	93.1%	$5,240	$1,404
4200 Scotland Street	Houston, TX	308	91.2%	5,963	1,768
47 E 34th Street	New York, NY	110	89.1%	5,459	4,642
3636 McKinney Avenue	Dallas, TX	103	94.2%	1,974	1,696
3839 McKinney Avenue	Dallas, TX	75	96.0%	1,380	1,597
Total Multifamily (5 Properties)		930	92.4%	$20,016	$1,942

(1)	Based on number of units occupied as of December 31, 2015.
(2)	Represents gross monthly base rent under leases commenced as of December 31, 2015, multiplied by twelve. This amount reflects total cash rent before concessions.

Hotel Portfolio Summary as of December 31, 2015

				Revenue Per
			%	Available
Property	Market	Rooms	Occupied (1)	Room (1)
Sheraton Grand Hotel	Sacramento, CA	503	77.5%	$114.83
LAX Holiday Inn	Los Angeles, CA	405	87.9%	88.35
Courtyard Oakland (4)	Oakland, CA	162	81.9%	141.72
Total Hotel (3 Properties)		1,070	82.1%	$108.88

Other Ancillary Properties within Hotel Portfolio

		Rentable			Annualized
		Square	%	%	Rent (Parking
		Feet	Occupied	Leased	and Retail)
Property	Market	(Retail)	(Retail)	(Retail) (2)	(in thousands) (3)
Sheraton Grand Hotel Parking
Garage & Retail	Sacramento, CA	9,453	88.3%	88.3%	$1,979
Total Ancillary Hotel (1 Property)		9,453	88.3%	88.3%	$1,979

(1)

Represents trailing 12‑month occupancy and RevPAR as of December 31, 2015. Occupancy represents occupied rooms divided by available rooms, and RevPAR represents room revenue divided by available rooms.

(2)	Based on leases signed as of December 31, 2015.
(3)

Represents gross monthly contractual rent under parking and retail leases commenced as of December 31, 2015, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursement to base rent.

(4)	Courtyard Oakland was sold in February 2016.

Office Portfolio—Top 10 Tenants by Annualized Rental Revenue as of December 31, 2015

		Credit Rating
		(S&P / Moody's /	Lease	Rentable	% of Rentable	Annualized Rent(1)	% of Annualized
Tenant	Property	Fitch)	Expiration	Square Feet	Square Feet	(in thousands)	Rent

U.S. Federal Government Agencies	Various	AA+ / Aaa / AAA	2016 - 2026	1,064,652	19.1%	$47,322	26.8%
Kaiser Foundation Health Plan, Inc.	1 Kaiser Plaza / 2101 Webster	A+ / - / A+	2016 - 2027	459,148	8.3%	16,009	9.0%
Charles Schwab & Co., Inc.	211 Main Street	A / A2 / A	2018	415,120	7.5%	11,959	6.7%
The District of Columbia	899 N Capitol Street	AA / Aa2 / AA	2016 & 2021	172,903	3.1%	9,070	5.1%
Pandora Media, Inc.	2100 Franklin Street/2101 Webster	- / - / -	2020	183,783	3.3%	6,806	3.8%
Wells Fargo Bank, N.A.	1901 Harrison Street	A+ / A1 / A+	2018	147,520	2.7%	4,977	2.8%
Swinerton Incorporated	260 Townsend/1 Kaiser Plaza	- / - / -	2016 & 2026	57,216	1.0%	3,644	2.1%
Farmers Group, Inc.	4750 Wilshire Boulevard	AA- / Aa3 / A+	2019	143,361	2.6%	3,589	2.0%
Neighborhood Reinvestment Corporation	999 N Capitol Street	- / - / -	2023	67,611	1.2%	3,187	1.8%
Branch Banking & Trust Company	200 S College Street	A- / A2 / A+	2018	140,964	2.5%	3,175	1.8%
Total for Top Ten Tenants				2,852,278	51.3%	$109,738	61.9%
All Other Tenants				1,975,976	35.6%	67,669	38.1%
Vacant				727,554	13.1%	-	0.0%
Total for Portfolio				5,555,808	100.0%	$177,407	100.0%

(1)

Represents gross monthly base rent, as of December 31, 2015, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursement to base rent.

Office Portfolio—Diversification by NAICS code as of December 31, 2015

	Annualized	% of	Rentable
	Rent	Annualized	Square	% of Rentable
NAICS Code	(in thousands) (1)	Rent	Feet	Square Feet
Public Administration	$62,918	35.5%	1,434,000	25.8%
Finance and Insurance	28,935	16.3%	1,020,780	18.3%
Professional, Scientific, and Technical Services	26,835	15.1%	744,466	13.3%
Health Care and Social Assistance	20,846	11.8%	584,183	10.5%
Information	9,326	5.3%	256,422	4.6%
Other Services (except Public Administration)	6,215	3.5%	164,756	3.0%
Real Estate and Rental and Leasing	5,225	2.9%	171,645	3.1%
Construction	3,898	2.2%	69,771	1.3%
Arts, Entertainment, and Recreation	3,151	1.8%	75,100	1.4%
Educational Services	2,682	1.5%	86,473	1.6%
Accommodation and Food Services	2,379	1.3%	66,526	1.2%
Manufacturing	2,236	1.3%	60,676	1.1%
Retail Trade	1,015	0.6%	38,000	0.7%
Management of Companies and Enterprises	794	0.4%	19,136	0.3%
Administrative and Support and Waste Management and Remediation Services	509	0.3%	20,207	0.4%
Wholesale Trade	443	0.2%	16,113	0.3%
Vacant	-	0.0%	727,554	13.1%
TOTAL PORTFOLIO	$177,407	100.0%	5,555,808	100.0%

(1)

Represents gross monthly base rent, as of December 31, 2015, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursement to base rent.

Office Portfolio—Lease Expiration as of December 31, 2015

	Square Feet	% of Square	Annualized	% of Annualized	Annualized Rent
Year of Lease	of Expiring	Feet	Rent	Rent	Per Occupied
Expiration	Leases	Expiring	(in thousands) (1)	Expiring	Square Foot

2016 (2)	546,223	11.3%	$23,122	13.1%	$42.33
2017	390,024	8.1%	13,553	7.6%	$34.75
2018	1,010,694	20.9%	31,169	17.6%	$30.84
2019	462,187	9.6%	14,703	8.3%	$31.81
2020	451,961	9.4%	16,352	9.2%	$36.18
2021	494,116	10.2%	21,731	12.2%	$43.98
2022	320,000	6.6%	11,650	6.6%	$36.41
2023	212,376	4.4%	8,723	4.9%	$41.07
2024	38,078	0.8%	1,250	0.7%	$32.83
2025	407,341	8.4%	13,865	7.8%	$34.04
Thereafter	495,254	10.3%	21,289	12.0%	$42.99
Total Occupied	4,828,254	100.0%	$177,407	100.0%	$36.75
Vacant	727,554
Total Portfolio	5,555,808

(1)

Represents gross monthly base rent, as of December 31, 2015, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursement to base rent.

(2)	Includes 57,088 square feet of month-to-month leases.

Office Portfolio—Historical Occupancy

	December 31,
	2015
	Rentable	Occupancy Rates(1)
Property	Square Feet	2011	2012	2013	2014	2015
200 S College Street	567,578	90.0%	94.6%	82.7%	68.3%	66.9%
1 Kaiser Plaza	531,477	93.2%	89.0%	90.8%	91.0%	96.7%
980 9th & 1010 8th Street	483,271	85.7%	81.2%	77.6%	78.6%	60.5%
2101 Webster Street	472,636	87.9%	92.9%	82.8%	81.9%	98.9%
211 Main Street	415,120	100.0%	100.0%	100.0%	100.0%	100.0%
370 L'Enfant Promenade	407,321	82.5%	91.1%	88.7%	89.0%	87.7%
999 N Capitol Street	321,544	47.6%	52.6%	83.1%	84.0%	84.0%
899 N Capitol Street	314,317	59.5%	62.7%	51.1%	52.2%	73.7%
800 N Capitol Street	312,610	100.0%	97.2%	94.8%	93.2%	76.1%
1901 Harrison Street	272,161	84.1%	86.8%	87.0%	99.4%	98.2%
830 1st Street	247,337	100.0%	100.0%	100.0%	100.0%	100.0%
1333 Broadway	239,835	79.5%	80.7%	72.1%	82.6%	92.9%
2100 Franklin Street	216,666	42.2%	54.8%	73.1%	83.5%	96.7%
11620 Wilshire Boulevard	192,742	73.4%	66.4%	65.5%	84.5%	91.5%
3601 S Congress Avenue	182,484	78.7%	90.6%	90.7%	91.1%	97.4%
4750 Wilshire Boulevard (2)	143,361	N/A	N/A	N/A	100.0%	100.0%
7083 Hollywood Boulevard	82,180	28.0%	92.9%	96.3%	96.3%	97.3%
260 Townsend Street	65,760	100.0%	100.0%	100.0%	89.5%	89.7%
11600 Wilshire Boulevard	54,980	85.0%	78.2%	74.7%	78.5%	84.7%
500 West Santa Ana Boulevard (3)	N/A	100.0%	100.0%	100.0%	100.0%	N/A
Lindblade Media Center (4)	32,428	N/A	N/A	N/A	100.0%	100.0%
Total Weighted Average	5,555,808	82.2%	85.0%	84.0%	85.1%	86.9%

(1)	Historical occupancies for Office properties are based on leases commenced as of December 31st of each historical year.
(2)	4750 Wilshire Boulevard was acquired on April 18, 2014.
(3)	500 West Santa Ana Boulevard, with 37,116 rentable square feet, was sold on November 19, 2015.
(4)	Lindblade Media Center was acquired on October 21, 2014.

Office Portfolio—Historical Annualized Rents

	December 31,
	2015
	Rentable	Annualized Rent Per Occupied Square Foot(1)
Property	Square Feet	2011	2012	2013	2014	2015
200 S College Street	567,578	$22.31	$22.55	$22.20	$22.61	$23.33
1 Kaiser Plaza	531,477	35.40	36.68	37.14	36.50	34.24
980 9th & 1010 8th Street	483,271	31.03	31.75	31.13	30.28	29.45
2101 Webster Street	472,636	34.36	37.68	38.10	38.84	36.76
211 Main Street	415,120	28.72	28.68	28.78	28.69	28.81
370 L'Enfant Promenade	407,321	49.18	51.21	51.41	51.25	51.94
999 N Capitol Street	321,544	41.65	42.08	42.26	44.18	44.82
899 N Capitol Street	314,317	48.94	46.91	50.22	52.36	50.44
800 N Capitol Street	312,610	41.43	42.68	46.01	45.19	45.36
1901 Harrison Street	272,161	31.18	31.21	33.20	33.74	34.02
830 1st Street	247,337	39.00	39.89	40.73	42.42	42.53
1333 Broadway	239,835	30.22	29.62	28.89	30.17	31.07
2100 Franklin Street	216,666	38.52	38.69	40.96	37.20	37.65
11620 Wilshire Boulevard	192,742	37.79	35.76	35.64	30.50	35.07
3601 S Congress Avenue	182,484	20.68	23.94	25.29	27.28	30.21
4750 Wilshire Boulevard (2)	143,361	N/A	N/A	N/A	25.45	25.03
7083 Hollywood Boulevard	82,180	31.56	32.59	35.37	35.61	38.35
260 Townsend Street	65,760	31.00	31.71	32.48	58.02	64.92
11600 Wilshire Boulevard	54,980	42.17	43.78	43.97	45.89	49.23
500 West Santa Ana Boulevard (3)	N/A	18.54	20.42	20.17	20.40	N/A
Lindblade Media Center (4)	32,428	N/A	N/A	N/A	31.51	39.88
Total Weighted Average	5,555,808	$34.27	$35.39	$36.10	$36.25	$36.75

(1)

Annualized Rent Per Occupied Square Foot represents annualized gross rent divided by total occupied square feet as of December 31 of each historical year. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursement to base rent.

(2)	4750 Wilshire Boulevard was acquired on April 18, 2014.
(3)	500 West Santa Ana Boulevard, with 37,116 rentable square feet, was sold on November 19, 2015.
(4)	Lindblade Media Center was acquired on October 21, 2014.

Multifamily Portfolio—Historical Occupancy and Annualized Rents

		Occupancy Rates (1)
Property	Units	2011	2012	2013	2014	2015
4649 Cole Avenue	334	95.5%	92.2%	93.1%	88.9%	93.1%
4200 Scotland Street	308	96.4%	96.4%	91.9%	92.2%	91.2%
47 E 34th Street	110	100.0%	100.0%	100.0%	100.0%	89.1%
3636 McKinney Avenue	103	94.2%	97.1%	97.1%	98.1%	94.2%
3839 McKinney Avenue	75	97.3%	98.7%	94.7%	94.7%	96.0%
Total Weighted Average	930	96.3%	95.6%	94.1%	92.8%	92.4%

		Monthly Rent Per Occupied Unit (2)
Property	Units	2011	2012	2013	2014	2015
4649 Cole Avenue	334	$1,108	$1,188	$1,282	$1,366	$1,404
4200 Scotland Street	308	1,815	1,740	1,775	1,797	1,768
47 E 34th Street	110	3,636	3,712	3,880	4,188	4,642
3636 McKinney Avenue	103	1,489	1,473	1,529	1,647	1,696
3839 McKinney Avenue	75	1,390	1,479	1,526	1,590	1,597
Total Weighted Average	930	$1,717	$1,741	$1,816	$1,919	$1,942

(1)	Historical occupancies for multifamily properties are based on leases commenced as of December 31st of each historical year and were calculated using units and not square feet.
(2)	Represents gross monthly base rent under leases commenced divided by occupied units as of December 31st of each historical year. This amount reflects total cash rent before concessions.

Multifamily Portfolio Overview as of December 31, 2015

							Monthly
			Rentable			Annualized	Rent Per
			Square	Year	Year	Rent	Occupied	%
Property	Location	Units	Feet	Built	Acquired	(in thousands) (1)	Unit (3)	Occupancy (2)
4649 Cole Avenue	Dallas, TX	334	283,438	1994	2010	$5,240	$1,404	93.1%
4200 Scotland Street	Houston, TX	308	297,404	2009	2010	5,963	1,768	91.2%
47 E 34th Street (4)	New York, NY	110	78,085	2009	2011	5,459	4,642	89.1%
3636 McKinney Avenue	Dallas, TX	103	98,335	2006	2010	1,974	1,696	94.2%
3839 McKinney Avenue	Dallas, TX	75	68,817	2006	2010	1,380	1,597	96.0%
Total/Weighted Average		930	826,079					92.4%

(1)	Represents gross monthly base rent under leases commenced as of December 31, 2015, multiplied by twelve. This amount reflects total cash rent before concessions.
(2)	Based on number of units occupied as of December 31, 2015.
(3)	Represents gross monthly base rent under leases commenced divided by occupied units as of December 31st of each historical year. This amount reflects total cash rent before concessions.
(4)	Square footage and annualized rent exclude 3,847 rentable square feet of retail, which is 100% occupied.

Hotel Portfolio—Ownership, Franchise and Management as of December 31, 2015

Hotel Location	Franchise	Hotel Owner/Lessor	Lessee	Manager
Oakland, CA (1)	Courtyard	CIM Urban Partners, L.P.	N/A	Interstate-RIM Management
Sacramento, CA	Sheraton	CIM Urban Partners, L.P.	N/A	Starwood
Los Angeles, CA	Holiday Inn	CIM Urban Partners, L.P.	N/A	Interstate-RIM Management

(1)	This property was sold in February 2016.

Hotel Portfolio—Historical Occupancy Rates, Average Daily Rates and Revenue per Available Room/Suite as of December 31, 2015

			Occupancy (%) (1) (2)
Hotel Location	Franchise	Rooms	2011	2012	2013	2014	2015
Sacramento, CA	Sheraton	503	71.3%	73.0%	75.5%	75.3%	77.5%
Los Angeles, CA (3)	Holiday Inn	405	N/A	N/A	69.0%	89.2%	87.9%
Oakland, CA (6)	Courtyard	162	72.3%	77.7%	79.0%	80.2%	81.9%
Weighted Average		1,070	71.6%	74.2%	75.4%	81.3%	82.1%

			Average Daily Rate (Price) Per Room/Suite ($) (2) (4)
Hotel Location	Franchise	Rooms	2011	2012	2013	2014	2015
Sacramento, CA	Sheraton	503	$129.83	$130.82	$129.48	$140.75	$148.24
Los Angeles, CA (3)	Holiday Inn	405	N/A	N/A	82.25	93.08	100.46
Oakland, CA (6)	Courtyard	162	115.22	122.95	131.83	151.27	173.05
Weighted Average		1,070	$126.23	$128.81	$124.70	$122.52	$132.61

			Revenue Per Available Room/Suite ($) (2) (5)
Hotel Location	Franchise	Rooms	2011	2012	2013	2014	2015
Sacramento, CA	Sheraton	503	$92.61	$95.54	$97.74	$105.95	$114.83
Los Angeles, CA (3)	Holiday Inn	405	N/A	N/A	56.74	83.06	88.35
Oakland, CA (6)	Courtyard	162	83.36	95.57	104.13	121.31	141.72
Weighted Average		1,070	$90.36	$95.55	$94.06	$99.61	$108.88

(1)	Occupancy percentage represents occupied rooms divided by available rooms.
(2)	Represents trailing 12‑months occupancy, average daily rate and revenue per available room as of December 31st of each historical year.
(3)

CIM Urban was the lender to the LAX Holiday Inn and held the first mortgage secured by the property until a subsidiary of CIM Urban submitted the highest bid at a foreclosure auction that took place on October 8, 2013 and subsequently took possession of the LAX Holiday Inn. The 2013 metrics presented above are for a partial year and represent the values for CIM Urban’s period of ownership only.

(4)	Average daily rate represents room revenue divided by occupied rooms.
(5)	Revenue per available room represents room revenue divided by available rooms.
(6)	This property was sold in February 2016.

Property Indebtedness as of December 31, 2015

	Outstanding			Balance Due
	Principal			At Maturity
	Balance	Interest	Maturity	Date	Prepayment/
Property	(in thousands)	Rate	Date	(in thousands)	Defeasance
211 Main Street	$29,201	6.65%	07/15/2018	$21,136	(1)
4649 Cole Avenue	23,989	5.39%	03/01/2021	21,490	(2)
3636 McKinney Avenue	9,533	5.39%	03/01/2021	8,540	(3)
3839 McKinney Avenue	6,324	5.39%	03/01/2021	5,665	(4)
4200 Scotland Street	29,744	5.18%	06/05/2021	26,232	(5)
830 1st Street	46,000	4.50%	01/05/2027	42,008	(6)
Total/Weighted Average	$144,791	5.32%		$125,071

(1)	Loan is subject to a prepayment fee equal to the greater of (a) one percent (1%) of the outstanding principal balance of the note or (b) modified yield maintenance.
(2)	Loan is prepayable but if prepaid prior to August 31, 2020 is subject to a prepayment fee equal to the greater of (a) one percent (1%) of the principal being prepaid or (b) yield maintenance.
(3)	Loan is prepayable but if prepaid prior to August 31, 2020 is subject to a prepayment fee equal to the greater of (a) one percent (1%) of the principal being prepaid or (b) yield maintenance.
(4)	Loan is prepayable but if prepaid prior to August 31, 2020 is subject to a prepayment fee equal to the greater of (a) one percent (1%) of the principal being prepaid or (b) yield maintenance.
(5)

Loan is prepayable but is subject to a prepayment fee equal to the greater of (a) one percent (1%) of the principal amount being prepaid multiplied by the quotient of the number of months until maturity divided by the term of the note or (b) the present value of the loan less the amount being prepaid.

(6)

Loan is prepayable but is subject to a prepayment fee equal to the greater of (a) one percent (1%) of the principal amount being prepaid multiplied by the quotient of the number of months until maturity divided by the term of the note or (b) the present value of the loan less the principal and accrued interest being prepaid.

Item 3.  Legal Proceedings

We are not currently involved in any material pending or threatened legal proceeding nor, to our knowledge, is any material legal proceeding currently threatened against us, other than routine litigation arising in the ordinary course of business. In the normal course of business we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business. While the outcome of these legal actions and proceedings cannot be predicted with certainty, in management’s opinion, the resolution of these legal proceedings and actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flow.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Marketplace Designation, Sales Price Information and Holders

Commencing with the Merger on March 11, 2014, our shares of common stock have been traded on the NASDAQ Global Market currently under the symbol “CMCT”. The following table sets forth, for the periods indicated, the high and low sales prices as reported on the NASDAQ Global Market and the regular dividends per share declared by us for each such period.

			Regular
			Quarterly
			Dividends
Quarter Ended	High	Low	Per Share
December 31, 2015	$21.27	$14.72	$0.21875
September 30, 2015	$21.55	$14.31	$0.21875
June 30, 2015	$19.45	$16.90	$0.21875
March 31, 2015	$18.86	$14.50	$0.21875
December 31, 2014	$24.70	$14.79	$0.21875
September 30, 2014	$23.49	$14.71	$0.21875
June 30, 2014(1)	$23.50	$21.45	$0.23890
March 31, 2014(1)(2)(3)	$24.25	$17.03	$0.19854

(1)

The regular quarterly dividend per share amounts do not include PMC Commercial’s pre‑Merger dividends or the special dividend paid to PMC Commercial’s pre‑Merger stockholders; however, these amounts do include the dividends paid on the shares of preferred stock issued to Urban II in the Merger on an as converted basis.

(2)

The special dividend to PMC Commercial’s pre‑Merger stockholders was in the amount of $27.975 per share of common stock (which includes the $27.50 per share of common stock special dividend plus $0.475 pro rata portion of PMC Commercial’s regular quarterly cash dividend). Consistent with stock exchange policy for extraordinary dividends, our Common Stock continued to be quoted from the time of the merger without giving effect to the special dividend through the dividend payment date, after which the shares were traded on an ex‑dividend basis. As a result of this policy, purchasers of our Common Stock after the record date (the date of the merger) and prior to the “ex” date were entitled to receive a redeemable “due bill” equal in value to the special dividend. For purposes of determining the high and low prices of our Common Stock, we have reduced the quoted market price by the amount of the due bill from the merger date until the ex‑dividend date.

(3)

The quoted high and low price is for the period from the Acquisition Date of the Merger with PMC Commercial (March 11, 2014) until March 31, 2014. Dividend amount for the first quarter of 2014 through the Acquisition Date (March 11, 2014) represents distributions by CIM Urban in respect of its limited partnership interests. These amounts have been converted to per common share amounts based on the number of our shares of common stock issued to Urban II in the Merger and issued to Urban II upon conversion of the preferred shares issued to Urban II in the Merger.

On March 9, 2016, there were approximately 621 holders of record of our common stock, excluding stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers. The last reported sales price of our common stock on March 9, 2016 was $17.37.

1.8% of our shares of Common Stock as of March 9, 2016 were held by non‑affiliated stockholders.

Our stockholders are entitled to receive dividends when and as declared by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information at December 31, 2015 with respect to our shares of common stock, either under options or in respect of restricted stock awards that may be issued under existing equity compensation plans, all of which have been approved by our stockholders.

Number of shares of
common stock remaining
available for future
	Number of shares of		issuances under equity
	common stock to be issued upon	Weighted average	compensation plans
	exercise of outstanding	exercise price of	(all in restricted shares
Plan Category	options	outstanding options	of Common Stock)
Equity incentive plan	—	N/A	394,000

Performance Graph

The information below is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (“Exchange Act”) or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.

The line graph below compares the percentage change in the cumulative total stockholder return on our Common Stock with the cumulative total return of the S&P 500 and the FTSE NAREIT Equity REIT Index. The FTSE NAREIT Equity REIT Index is a free-float adjusted, market capitalization-weighted index of U.S. Equity REITs. The Index includes all tax-qualified REITs with more than 50 percent of total assets in qualifying real estate assets other than mortgages secured by real property. During 2014, as a result of the Merger, we transitioned from a mortgage REIT to an equity REIT. All returns assume an investment of $100 on December 31, 2010 and the reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
CIM Commercial Trust Corporation	100.00	89.43	97.92	125.88	99.27	107.87
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
FTSE NAREIT Equity REIT	100.00	108.33	128.14	131.30	170.89	176.36

Source: SNL Financial LC

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Repurchases of Common Stock

None.

Item 6.  Selected Financial Data

The following is a summary of our selected financial data as of and for each of the five years in the period ended December 31, 2015. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10‑K. The selected financial data presented below has been derived from our audited consolidated financial statements.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)

Total revenues	$268,427	$256,153	$235,813	$232,513	$213,293
Total expenses	267,395	249,111	221,134	212,716	206,984
Bargain purchase gain	—	4,918	—	—	—
Gain on sale of real estate	3,092	—	—	—	—
Income from continuing operations	4,124	11,960	14,679	19,797	6,309
Income from discontinued operations (1)	20,279	12,638	—	—	—
Net income	24,403	24,598	14,679	19,797	6,309
Net income attributable to noncontrolling interests	(11)	(220)	(213)	(208)	(187)
Net income attributable to stockholders	$24,392	$24,378	$14,466	$19,589	$6,122
Funds from operations (FFO)	$93,672	$93,645	$83,323	$89,740	$75,113
Dividends (2)	$85,389	$85,048	$104,035	$72,987	$68,524
Dividends per share (3)	$0.88	$0.88	$1.09	$0.76	$0.72
Weighted average number of shares of common stock outstanding (3)
Basic	97,588	97,173	95,440	95,440	95,440
Diluted	97,588	97,176	95,440	95,440	95,440

	At December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Total assets	$2,098,173	$2,094,682	$1,834,477	$1,870,712	$1,916,009
Debt	662,948	608,714	395,105	345,631	324,537
Equity	1,297,347	1,359,816	1,376,483	1,466,073	1,519,521

(1)

The income from discontinued operations for the years ended December 31, 2015 and 2014 is related to the lending segment which was acquired in March 2014 in connection with the Merger and is classified as held for sale as of December 31, 2015 and 2014. The year ended December 31, 2015 includes a gain of $5,151,000 related to the sale of substantially all of our commercial mortgage loans to an unrelated third party.

(2)

Dividends in 2014 do not include PMC Commercial’s pre‑Merger dividends or the special dividend paid to PMC Commercial’s stockholders; however, these amounts do include the dividends paid on the shares of preferred stock issued to Urban II in connection with the Merger on an as converted basis. Dividends in 2011 through the Acquisition Date (March 11, 2014) represent distributions by CIM Urban in respect of its limited partnership interests. Dividends in the year ended December 31, 2013 include five distributions.

(3)	Unaudited Pro Forma, as if the shares issued in connection with the Merger occurred on January 1, 2011.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes many forward‑looking statements. For cautions about relying on such forward‑looking statements, please see “Forward‑Looking Statements” at the beginning of this report immediately prior to Item 1. All references to our Common Stock and related per share data have been adjusted in this report to reflect the reverse stock split.

Executive Summary

The Merger

On July 8, 2013, PMC Commercial entered into the Merger Agreement with CIM REIT, an affiliate of CIM Group, and subsidiaries of the respective parties. The Merger Agreement provided for the business combination of CIM REIT’s wholly-owned subsidiary, CIM Urban, and PMC Commercial. Pursuant to the Merger Agreement, Urban II, an affiliate of CIM REIT, received 4,400,000 shares of newly‑issued PMC Commercial Common Stock and approximately 65,000,000 shares of newly‑issued PMC Commercial preferred stock. Following the Merger and subsequent increase in our authorized number of shares, each share of preferred stock was converted into 1.4 shares of PMC Commercial Common Stock, resulting in the issuance of 95,440,000 shares of common stock in the aggregate in connection with the Merger, representing approximately 97.8% of PMC Commercial’s outstanding shares of common stock at the time.

All shares of PMC Commercial common stock that were outstanding immediately prior to the closing of the Merger continued to remain outstanding following the Acquisition Date. In addition, stockholders of record of PMC Commercial at the close of the business day prior to the Acquisition Date received a special cash dividend of $27.50 per share of PMC Commercial Common Stock plus the pro‑rata portion of PMC Commercial’s regular quarterly cash dividend accrued through the Acquisition Date, each of which was paid March 25, 2014.

The Merger was completed on March 11, 2014. Upon completion of the Merger, PMC Commercial became the parent of CIM Urban. PMC Commercial reincorporated from Texas to Maryland on April 28, 2014 and, on the same day, changed its name from “PMC Commercial Trust” to “CIM Commercial Trust Corporation.”

The Merger was accounted for as a reverse acquisition under the acquisition method of accounting with CIM Urban considered to be the accounting acquirer based upon the terms of the Merger Agreement.  Furthermore, on April 28, 2014, we filed the Reverse Split Amendment to effectuate a one‑for‑five reverse stock split of our Common Stock, effective April 29, 2014. Pursuant to the reverse stock split, each five shares of Common Stock issued and outstanding immediately prior to the effective time of the reverse stock split were converted into one share of Common Stock.

In order to allow CIM Commercial to increase its focus on Class A and creative office investments, our Board of Directors approved a plan for the lending segment that, when completed, will result in the deconsolidation of the lending segment. Accordingly, the lending segment is held for sale; the assets and liabilities of our lending segment that are held for sale in accordance with the plan are included in the consolidated balance sheets as of December 31, 2015 and 2014 as assets and liabilities associated with assets held for sale, the results of its operations are included in the consolidated statements of operations as income from discontinued operations, and its cash flows are included in the consolidated cash flows for the period from the Acquisition Date through December 31, 2014 and for the year ended December 31, 2015.

Business Overview

Our principal business is to acquire, own, and operate Class A and creative office investments in vibrant and improving urban communities throughout the United States. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers-to-entry, high population density, improving demographic trends and a propensity for growth. We believe that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of substantially stabilized assets in the area. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the improving demographics, public commitment, and significant private investment that characterize these areas.

We are managed by affiliates of CIM Group. CIM Group is a vertically-integrated, full-service investment manager with multi-disciplinary expertise and in-house research, acquisition, investment, development, finance, leasing, and management capabilities. CIM Group is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; and New York, New York.

We seek attractive risk‑adjusted returns by utilizing the CIM Group platform. Over time, we seek to expand our real estate holdings in communities targeted by CIM Group for investment, supported by CIM Group’s broad real estate investment capabilities, as part of our plan to prudently grow market value and earnings.

Properties

As of December 31, 2015, our real estate portfolio consisted of (i) 20 office properties comprised of approximately 5.5 million rentable square feet, (ii) five multifamily properties comprised of 930 units, (iii) three hotels comprised of 1,070 rooms, (iv) three parking garages, two of which have street level retail space, and (v) two development sites, one of which is being used as a parking lot.

Strategy

Our investment strategy is centered around CIM’s community qualification process. We believe this strategy provides us with a significant competitive advantage when making urban real estate investments. The qualification process generally takes between six months and five years and is a critical component of CIM’s investment evaluation. CIM examines the characteristics of a market to determine whether the district justifies the extensive efforts CIM undertakes in reviewing and making potential investments in its Qualified Communities. Qualified Communities generally fall into one of two categories: (i) transitional urban districts that have dedicated resources to become vibrant urban communities and (ii) well‑established, thriving urban areas (typically major central business districts). Qualified Communities are distinct districts which have dedicated resources to become or are currently vibrant communities where people can live, work, shop and be entertained—all within walking distance or close proximity to public transportation. These areas also generally have high barriers-to-entry, high population density, improving demographic trends and a propensity for growth. CIM believes that a vast majority of the risks associated with making real asset investments are mitigated by accumulating local market knowledge of the community where the investment lies. CIM typically spends significant time and resources qualifying targeted investment communities prior to making any acquisitions. Since 1994, CIM Group has qualified 103 communities and has deployed capital in 50 of these Qualified Communities. Although we may not invest exclusively in Qualified Communities, it is expected that most of our investments will be identified through this systematic process.

CIM seeks to maximize the value of its investments through active asset management. CIM has extensive in‑house research, acquisition, investment, development, financing, leasing and property management capabilities, which leverage its deep understanding of urban communities to position properties for multiple uses and to maximize operating income. As a fully integrated owner and operator, CIM’s asset management capabilities are complemented by its in‑house property management capabilities. Property managers prepare annual capital and operating budgets and monthly operating reports, monitor results and oversee vendor services, maintenance and capital improvement schedules. In addition, they ensure that revenue objectives are met, lease terms are followed, receivables are collected, preventative maintenance programs are implemented, vendors are evaluated and expenses are controlled. CIM’s Asset Management Committee reviews and approves strategic plans for each investment, including financial, leasing, marketing, property positioning and strategic and disposition plans. In addition, the Asset Management Committee reviews and approves the annual business plan for each property, including its capital and operating budget. CIM’s organizational structure provides for investment and asset management continuity through multi‑disciplinary teams responsible for an asset from the time of the original investment recommendation, through the implementation of the asset’s business plan, and any disposition activities.

We have been reviewing our strategies with respect to certain of our non-office and non-strategic real estate portfolio. As a result of such review, we sold a hotel in Oakland, California in February 2016 and an office building in Orange County, California in November 2015. As a general matter, we continuously evaluate our portfolio as well as our strategy and such review may result in additional dispositions that no longer fit our overall objectives and/or changes in our strategy.

Lending Segment

In order to allow CIM Commercial to increase its focus on Class A and creative office investments, our Board of Directors approved a plan for the lending segment that, when completed, will result in the deconsolidation of the lending segment. The assets and liabilities of the lending segment have been reflected as held for sale in our consolidated December 31, 2015 and 2014 balance sheets and its operations have been reflected as discontinued operations in our consolidated income statements for the years ended December 31, 2015 and 2014. During July 2015, to maximize value, we modified our strategy from a strategy of selling the lending segment as a whole to a strategy of soliciting buyers for components of the business. On December 17, 2015, pursuant to such modified plan, we sold substantially all of our commercial mortgage loans that are associated with the lending segment to an unrelated third party. This change in the sale methodology resulted in the need to extend the period to complete the sale of the remainder of the lending segment beyond one year. The Company is continuing its efforts and is actively soliciting the sale of the remainder of the lending segment.

Through our lending business, we are a national lender that primarily originates loans to small businesses.  We identify loan origination opportunities through personal contacts, internet referrals, attendance at trade shows and meetings, direct mailings, advertisements in trade publications and other marketing methods. We also generate loans through referrals from real estate and loan brokers, franchise representatives, existing borrowers, lawyers and accountants.

As part of our lending business, we also originate commercial real estate loans for properties that are primarily located in CIM Group’s Qualified Communities. We target investments between $20 million and $100 million with a focus on developing a diversified pool of loans. These loans are typically short duration (five years or less, inclusive of extension options), floating rate and are expected to be:

•	limited and/or non‑recourse junior (mezzanine, b‑note or 2nd lien) and senior construction loans; or

•	limited and/or non‑recourse junior (mezzanine, b‑note or 2nd lien) and senior acquisition, bridge or repositioning loans.

We intend to participate with one or more institutional investors with respect to a  substantial portion of these loans, and/or syndicate a substantial portion of these loans to, one or more institutional investors.

Funds from Operations (“FFO”)

We believe that FFO is a widely recognized and appropriate measure of the performance of a REIT and that it is frequently used by security analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO represents net income (loss), computed in accordance with GAAP, excluding gains (or losses) from sales of real estate, real estate depreciation and amortization (other than amortization of deferred financing costs), and after adjustments for non‑controlling interests. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”).

Like any metric, FFO should not be used as the only measure of our performance because it excludes depreciation and amortization and captures neither the changes in the value of our real estate properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our operating results. Other REITs may not calculate FFO in accordance with the standards established by the NAREIT;  accordingly, our FFO may not be comparable to those other REITs’ FFO. Therefore, FFO should be considered only as a supplement to net income as a measure of our performance and should not be used as a supplement to or substitute measure for cash flow from operating activities computed in accordance with GAAP. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of net income to FFO:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income attributable to stockholders	$24,392	$24,378	$14,466
Depreciation and amortization	72,361	69,047	68,644
Gain on sale of depreciable assets	(3,092)	—	—
Net income attributable to noncontrolling interests	11	220	213
FFO	$93,672	$93,645	$83,323

FFO increased to $93,672,000, or $27,000, for the year ended December 31, 2015, compared to $93,645,000 for the year ended December 31, 2014. The increase was primarily attributable to an increase of $6,090,000 in net operating income of our three operating segments in continuing operations and an increase of $7,641,000 in income from discontinued operations, including a gain related to the sale of substantially all of our commercial mortgage loans of $5,151,000 recognized in 2015. These increases were largely offset by an increase of $3,712,000 in interest expense associated with higher debt levels and an increase in amortization of deferred loan costs related to the September 2014 unsecured facility and May 2015 term loan facility, recognition of the bargain purchase gain of $4,918,000 in 2014 related to the Merger, an increase of $4,097,000 in asset management and other fees to related parties, and an increase of $1,158,000 in corporate general and administration expenses.

FFO increased to $93,645,000, or 12.4%, for the year ended December 31, 2014, compared to $83,323,000 for the year ended December 31, 2013. The increase was primarily attributable to income of $12,638,000 from the operations of the lending segment acquired on the Acquisition Date, the recognition of the bargain purchase gain of $4,918,000, a decrease in transaction costs of $3,500,000 and an increase of $4,797,000 in hotel net operating income primarily due to the operations of the LAX Holiday Inn, which CIM Urban acquired through foreclosure in October 2013 being reflected as a non‑performing mortgage note receivable during part of the year ended December 31, 2013. These increases were partially offset by an increase of $4,337,000 in corporate general and administrative expenses, an increase of $3,455,000 in asset management fees and other fees to related parties, a decrease of $5,126,000 in multifamily net operating income, mainly due to a non‑recurring tax abatement we refunded at our New York property, an increase of $1,144,000 in interest expense from higher debt levels, and a decrease of $1,469,000 in office net operating income, mainly due to increases in real estate taxes at the California properties, a portion of which we expect to be reimbursed by tenants, and an increase in electricity expense at the District of Columbia properties.

Rental Rate Trends

Office Rental Rates:  The following table sets forth the annualized rent per occupied square foot across our office portfolio as of the specified periods:

	As of December 31,
	2015	2014	2013
Annualized rent per occupied square foot(1)	$36.75	$36.25	$36.10

(1)

Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements for the twelve months ended December 31, 2015, 2014 and 2013 were approximately $5,127,000, $7,312,000 and $14,665,000, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.

Over the next four quarters, we expect to see expiring cash rents as set forth in the table below:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Expiring Cash Rents:
Expiring square feet(1)	316,276	50,658	99,730	79,559
Expiring rent per square foot(2)	$41.11	$42.83	$46.37	$41.79

(1)	All month‑to‑month tenants occupying a total of 57,088 square feet are included in the expiring leases in the first quarter listed.
(2)

Represents gross monthly base rent, as of December 31, 2015, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

During the year ended December 31, 2015, we executed leases with terms longer than 12 months totaling 565,235 square feet. The table below sets forth information on certain of our executed leases during the year ended December 31, 2015, excluding space that was vacant for more than one year.

				Expiring
	Number of	Rentable	New Cash Rents per	Cash Rents per
	Leases (1) (2)	Square Feet (2)	Square Foot (2) (3)	Square Foot (2) (3)

Twelve Months Ended December 31, 2015 (3)	39	277,394	$39.55	$40.49

(1)	Based on the number of tenants.
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

Fluctuations in submarkets, buildings and term of the expiring leases cause large variations in these numbers and make predicting the changes in rent in any specific period difficult. Our rental and occupancy rates are impacted by general economic conditions, including the pace of regional and economic growth, and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations and cash flows.

Multifamily Rates:  The following table sets forth the monthly rent per occupied unit across our multifamily portfolio for the specified periods:

	As of December 31,
	2015	2014	2013
Monthly rent per occupied unit(1)	$1,942	$1,919	$1,816

(1)	Represents gross monthly base rent under leases commenced as of the specified period, divided by occupied units. This amount reflects total cash rent before concessions.

Occupancy Rates:  The following table sets forth the occupancy rates across our office and multifamily real estate portfolios, as of the specified periods:

	As of December 31,
	2015	2014	2013
Office portfolio	86.9%	85.1%	84.0%
Multifamily portfolio	92.4%	92.8%	94.1%

Hotel Statistics:  The following table sets forth the occupancy, average daily rate (“ADR”) and revenue per available room (“ RevPAR”) for the hotel portfolio for the specified periods:

	For the Year Ended
	December 31,
	2015	2014	2013
Rental Rate Trends—Hotel Statistics(1)
Occupancy	82.1%	81.3%	75.4%
ADR	$132.61	$122.52	$124.70
RevPAR	$108.88	$99.61	$94.06

(1)	The year ended December 31, 2013 information includes LAX Holiday Inn, which CIM Urban took possession of through foreclosure in October 2013, starting in October 2013.

Secondary Market Loan Sales

Our lending segment, which is reflected as held for sale at December 31, 2015 and 2014, sells loans pursuant to the SBA 7(a) Program. The SBA guaranteed portion of these loans are sold in legal sale transactions to either dealers in government guaranteed loans or institutional investors as the loans are fully funded. These government guaranteed portions of loans may be sold for (1) a cash premium and the minimum 1% SBA required servicing spread, (2) significant future servicing spread and no cash premium or (3) future servicing spread and a cash premium of 10%. We are required to permanently treat certain of the proceeds received from these legally sold portions of loans (those loans sold solely for future servicing spread and those loans sold for a cash premium of 10% and future servicing spread) as secured borrowings (debt), which are included in the accompanying consolidated balance sheet as liabilities associated with assets held for sale, and 100% of the loans are included in assets held for sale.

Results of Operations

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

Overview

	Year Ended
	December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Total revenues	$268,427	$256,153	$12,274	4.8%
Total expenses	267,395	249,111	18,284	7.3%
Bargain purchase gain	—	4,918	(4,918)	—
Gain on sale of real estate	3,092	—	3,092	—
Net income from discontinued operations	20,279	12,638	7,641	60.5%
Net income	24,403	24,598	(195)	(0.8)%

Net income decreased to $24,403,000, or 0.8%, for the year ended December 31, 2015, compared to $24,598,000 for the year ended December 31, 2014. The decrease was primarily attributable to an increase of $3,712,000 in interest expense associated with higher debt levels and an increase in amortization of deferred loan costs related to the September 2014 unsecured facility and May 2015 term loan facility, recognition of the bargain purchase gain of $4,918,000 in 2014 related to the Merger, an increase of $4,097,000 in asset management and other fees to related parties, an increase of $3,314,000 in depreciation and amortization expense, and an increase of $1,158,000 in corporate general and administration expenses, largely offset by an increase of $6,090,000 in net operating income of our three operating segments in continuing operations, a gain on sale of a real estate of $3,092,000 recognized in 2015, and an increase of $7,641,000 in income from discontinued operations, including a gain on sale of substantially all of our commercial mortgage loans of $5,151,000 recognized in 2015.

CIM Commercial operates in four segments: office, hotel and multifamily properties and lending. The lending segment is classified as held for sale at December 31, 2015 and 2014 and is included in discontinued operations. Set forth and described below are summary segment results for our three segments included in continuing operations.

Summary Segment Results

	Year Ended
	December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Revenues:
Office	$188,270	$179,338	$8,932	5.0%
Hotel	61,436	56,096	5,340	9.5%
Multifamily	18,721	20,719	(1,998)	(9.6)%

Expenses:
Office	80,785	74,647	6,138	8.2%
Hotel	41,974	39,694	2,280	5.7%
Multifamily	12,168	14,402	(2,234)	(15.5)%

Revenues

Office Revenue:  Revenues include rental revenues from office properties, expense reimbursements and lease termination income. Office revenue increased to $188,270,000, or 5.0%, for the year ended December 31, 2015 compared to $179,338,000 for the year ended December 31, 2014, primarily due to revenue increases at certain properties in California, which experienced higher occupancy and rental rates as well as revenue from the office properties acquired in April and October 2014, partially offset by a decrease in revenue at our Sacramento, California property due to expiration of a lease with a large tenant on June 30, 2015. Additionally, certain properties in the Washington D.C. area experienced higher expense reimbursements revenue. The increase in revenue at California and the Washington D.C. area properties is partially offset by a decrease at our North Carolina property due to recognition of fees related to the early termination of a large tenant in April 2014.

Hotel Revenue:  Hotel revenue increased to $61,436,000, or 9.5%, for the year ended December 31, 2015 compared to $56,096,000 for the year ended December 31, 2014. The increase is primarily due to RevPAR growth at our three hotels primarily as a result of increased rates.

Multifamily Revenue:  Multifamily revenue decreased to $18,721,000, or 9.6%, for the year ended December 31, 2015 compared to $20,719,000 for the year ended December 31, 2014. The decrease is primarily due to lower multifamily revenue from our New York property for the year ended December 31, 2015, as our corporate housing tenant terminated its lease in March 2015 and the property was in the process of being re‑leased as individual units during 2015, partially offset by an increase at our Dallas properties resulting from increased occupancy compared to the corresponding period in 2014.

Expenses

Office Expenses:  Office expenses increased to $80,785,000, or 8.2%, for the year ended December 31, 2015 compared to $74,647,000 for the year ended December 31, 2014. The increase is primarily due to an increase in real estate taxes at our California and Washington D.C. area properties and certain other tenant reimbursable expenses at our Washington D.C. area properties, partially offset by a decrease in electricity expense at the Washington D.C. area properties.

Hotel Expenses:  Hotel expenses increased to $41,974,000, or 5.7%, for the year ended December 31, 2015 compared to $39,694,000 for the year ended December 31, 2014. The increase is primarily due to increased variable costs associated with higher revenues for the year ended December 31, 2015 compared to the year ended December 31, 2014 at our three hotel properties, partially offset by a decrease in real estate taxes at our hotel property in Sacramento, California due to a reduction in tax accruals following the receipt of the actual tax assessment.

Multifamily Expenses:  Multifamily expenses decreased to $12,168,000, or 15.5%, for the year ended December 31, 2015 compared to $14,402,000 for the year ended December 31, 2014. The decrease is primarily due to  a $4,475,000 non-recurring expense in 2014 in connection with the refund of tax abatements we received during the period of our ownership in which the property was being leased by a corporate housing operator, which was paid in February 2015, partially offset by an increase in expenses during 2015 associated with re-leasing our New York property as individual units.

Interest Expense:  Interest expense, which is not allocated to our operating segments, was $22,785,000 for the year ended December 31, 2015, an increase of $3,712,000 compared to $19,073,000 in the corresponding period in 2014. The increase is mainly due to incremental credit facility borrowings during the last three months of 2014 and during the year ended December 31, 2015, an increase in amortization of deferred loan costs related to the September 2014 unsecured credit facility and May 2015 unsecured term loan facility, and an increase related to the borrowings under the term loan facility effective November 2015, partially offset by lower interest expense as a result of the repayment of approximately $71,237,000 in fixed rate mortgages in April and September 2015.

General and Administrative Expenses:  General and administrative expenses,  which have not been allocated to our operating segments, were  $6,621,000 for the year ended December 31, 2015, an increase of $1,158,000, compared to $5,463,000 for the year ended December 31, 2014. The increase is primarily due to a one-time gain of $1,166,000 relating to the settlement of a contractual obligation that reduced expenses for the year ended December 31, 2014, an increase in public company expenses, partially offset by a decrease in salaries, which are included in asset management and other fees to related parties for the year ended December 31, 2015, as a result of the transfer of our lending segment employees to an affiliate effective January 1, 2015 (see Note 14 to our consolidated financial statements in Item 15 of this report).

Transaction Costs:  Transaction costs totaling $1,382,000 for the year ended December 31, 2015 represent a $181,000 decrease from $1,563,000 for the year ended December 31, 2014. The costs incurred for the year ended December 31, 2015 represent abandoned project costs, costs related to the planned disposition of the lending segment which is held for sale, costs associated with evaluating strategies for exiting certain of our non‑office real estate portfolio, costs related to the acquisition of a parking lot, and due diligence costs related to potential acquisitions. The costs incurred for the year ended December 31, 2014 are mainly associated with the Merger including due diligence costs and legal fees,  the acquisition of the two office properties in April and October 2014, and transaction costs related to the lending segment held for sale.

Asset Management and Other Fees to Related Parties:  Asset management fees totaled $24,882,000 for the year ended December 31, 2015 compared to $23,223,000 for the year ended December 31, 2014. Asset management fees are calculated based on a percentage of the average adjusted fair value of CIM Urban’s investments, which are appraised in the fourth quarter of each year. The higher fees reflect a net increase in the fair value of CIM Urban’s real estate investments based on the December 31, 2014 appraised values, as well as incremental capital expenditures and acquisitions during 2015. In addition, pursuant to the Master Services Agreement entered into on the Acquisition Date, CIM Commercial pays a Base Service Fee initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015, which increased the fee to $1,010,000) to the Manager, a related party. Fees to the Manager totaled $1,010,000 for the year ended December 31, 2015 compared to $806,000 for the period from the Acquisition Date to December 31, 2014. In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation and/or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the years ended December 31, 2015 and 2014, we expensed $2,993,000 and $1,193,000 for such services, respectively. For the year ended December 31, 2015, we also expensed $434,000 related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement Agreement, pursuant to which substantially all our lending segment employees moved to CIM SBA Staffing, an affiliate of CIM Group, effective January 1, 2015. Such costs were included in general and administrative expenses in prior comparable periods.

Depreciation and Amortization Expense:  Depreciation and amortization expense was $72,361,000 for the year ended December 31, 2015, an increase of $3,314,000 compared to $69,047,000 for the year ended December 31, 2014. The increase is primarily due to the depreciation expense associated with additional capital expenditures, the acquisition of the office properties in April and October 2014, and the acceleration of depreciation for certain assets at a property in Southern California that we sold in November 2015 where the tenant ceased operations and vacated the building, partially offset by decreased amortization expense resulting from certain acquisition‑related assets that became fully depreciated.

Discontinued Operations

Net income from discontinued operations:    Net income from discontinued operations represents revenues and expenses from our lending segment, including interest income on loans and other loan related fee income, offset by expenses, which include general and administrative expenses, fees to related party, direct interest expense, and provision for income taxes. Net income from discontinued operations increased to $20,279,000, or $7,641,000, compared to $12,638,000 for the year ended December 31, 2014, mainly due to a gain of $5,151,000 related to the sale of substantially all of our commercial mortgage loans  in December 2015, inclusion of activity for the period from Acquisition Date to December 31, 2014 for the year ended December 31, 2014 and the full twelve months of activity for the year ended December 31, 2015, as well as an increase in interest income resulting from recognition of unamortized discounts associated with increased loan prepayments.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Overview

	Year Ended
	December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Total revenues	$256,153	$235,813	$20,340	8.6%
Total expenses	249,111	221,134	27,977	12.7%
Bargain purchase gain	4,918	—	4,918	—
Income from discontinued operations	12,638	—	12,638	—
Net income	24,598	14,679	9,919	67.6%

Net income increased during the year ended December 31, 2014 primarily due to income of $12,638,000 from the operations of the lending segment acquired on the Acquisition Date, the recognition of the bargain purchase gain of $4,918,000 related to the Merger, a decrease in transaction costs of $3,500,000 and an increase of $4,797,000 in hotel net operating income primarily due to the operations of the LAX Holiday Inn, which CIM Urban acquired through foreclosure in October 2013 being reflected as a non‑performing mortgage note receivable during part of the year ended December 31, 2013. These increases were partially offset by an increase of $4,337,000 in corporate general and administrative expenses, an increase of $3,455,000 in asset management fees and other fees to related parties, a decrease of $5,126,000 in multifamily net operating income, mainly due to a non‑recurring tax abatement we have agreed to refund at our New York property, an increase of $1,144,000 in interest expense from higher debt levels, and a decrease of $1,469,000 in office net operating income, mainly due to increases in real estate taxes at the California properties, a portion of which we expect to be reimbursed by tenants, and an increase in electricity expense at the District of Columbia properties.

Set forth and described below are summary segment results for our three segments included in continuing operations.

Summary Segment Results

	Year Ended
	December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Revenues:
Office	$179,338	$175,144	$4,194	2.4%
Hotel	56,096	40,680	15,416	37.9%
Multifamily	20,719	19,989	730	3.7%

Expenses:
Office	74,647	68,984	5,663	8.2%
Hotel	39,694	29,075	10,619	36.5%
Multifamily	14,402	8,546	5,856	68.5%

Revenues

Office Revenue:  Revenues include rental revenues from office properties, expense reimbursements and lease termination income. Office revenue increased to $179,338,000, or 2.4%, for the year ended December 31, 2014 compared to $175,144,000 for the year ended December 31, 2013, primarily due to revenues related to the office properties acquired in April and October 2014, and revenue increases at certain properties in the San Francisco Bay Area and Washington D.C. area, offset by a decrease at the North Carolina office property due to the early termination of a large tenant in April 2014.

Hotel Revenue:  Hotel revenue increased to $56,096,000, or 37.9%, for the year ended December 31, 2014 compared to $40,680,000 for the year ended December 31, 2013. The increase is primarily due to the operations of the LAX Holiday Inn, which CIM Urban acquired through foreclosure in October 2013, being reflected as an operating hotel during the year ended December 31, 2014, versus a non‑performing mortgage note receivable during part of the year ended December 31, 2013, and an operating hotel from October 8, 2013 to December 31, 2013. Additionally, our hotel properties in Sacramento and Oakland, California experienced RevPAR growth during the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to increased rates.

Multifamily Revenue:  Multifamily revenue increased to $20,719,000, or 3.7%, for the year ended December 31, 2014 compared to $19,989,000 for the year ended December 31, 2013. The increase is primarily due to increased rates at our New York property and one of our Dallas properties.

Expenses

Office Expenses:  Office expenses increased to $74,647,000, or 8.2%, for the year ended December 31, 2014 compared to $68,984,000 for the year ended December 31, 2013. The increase is primarily due to expenses related to the office properties acquired in April and October 2014, an increase in real estate taxes at the California properties, and an increase in electricity expense at the District of Columbia properties.

Hotel Expenses:  Hotel expenses increased to $39,694,000, or 36.5%, for the year ended December 31, 2014 compared to $29,075,000 for the year ended December 31, 2013. The increase is primarily due to the LAX Holiday Inn, which CIM Urban acquired through foreclosure in October 2013, being reflected as an operating hotel during the year ended December 31, 2014, versus a non‑performing mortgage note receivable during part of the year ended December 31, 2013, and an operating hotel from October 8, 2013 to December 31, 2013. Additionally, our hotel property in Sacramento, California had increased variable costs associated with higher occupancy during the year ended December 31, 2014 compared to the year ended December 31, 2013.

Multifamily Expenses:  Multifamily expenses increased to $14,402,000, or 68.5%, for the year ended December 31, 2014 compared to $8,546,000 for the year ended December 31, 2013. The increase is primarily due to an increase in real estate taxes and legal costs in 2014 at our New York property, primarily due to a $4,475,000 non‑recurring expense in connection with the refund of tax abatements we received during the period of our ownership in which the property was being leased by a corporate housing operator, which was paid in February 2015.

Interest Expense:  Interest expense, which is not allocated to our operating segments, was $19,073,000 for the year ended December 31, 2014,  a $1,144,000 increase from $17,929,000 for the year ended December 31, 2013. Increased interest expense from higher debt levels, incremental credit facility borrowings during the year ended December 31, 2014 and from amortization of deferred loan costs related to the credit facilities terminated and repaid in full in September 2014 was partially offset by lower interest expense from amortizing fixed‑rate mortgages as a result of the repayment of approximately $75,909,000 in fixed rate mortgages in September 2013. Outstanding borrowings under our credit facility during the year ended December 31, 2014 were at lower interest rates compared to the interest rates on the fixed rate mortgages that were repaid in September 2013.

General and Administrative Expenses:  General and administrative expenses, which have not been allocated to our operating segments, increased to $5,463,000 for the year ended December 31, 2014 compared to $1,126,000 for the year ended December 31, 2013. The increase is primarily due to public company expenses, offset by a one‑time gain of $1,166,000 relating to the settlement of a contractual obligation that reduced expenses during the year ended December 31, 2014.

Transaction Costs:  Transaction costs totaling $1,563,000 for the year ended December 31, 2014 represent a $3,500,000 decrease from $5,063,000 for the year ended December 31, 2013. The costs incurred during the year ended December 31, 2013 are associated with the Merger, including due diligence costs, reimbursement of PMC Commercial’s acquisition‑related costs, legal and accounting expenses, as well as costs related to the foreclosure of the LAX Holiday Inn in October 2013. The costs incurred during the year ended December 31, 2014 are mainly associated with the Merger, the acquisition of the two office properties in April and October 2014, and transaction costs related to the lending segment held for sale.

Asset Management Fees and Other Fees to Related Parties:  Asset management fees totaled $23,223,000 for the year ended December 31, 2014 compared to $21,767,000 for the year ended December 31, 2013. Asset management fees are calculated based on a percentage of the average adjusted fair value of CIM Urban’s investments, which are appraised in the fourth quarter of each year. The higher fees reflect a net increase in the fair value of CIM Urban’s real estate investments based on the December 31, 2013 appraised values, as well as incremental capital expenditures and acquisitions during 2014. In addition, pursuant to the Master Services Agreement entered into on the Acquisition Date, CIM Commercial pays a Base Service Fee equal to $1,000,000 per year (subject to annual escalation by a specified inflation factor beginning on January 1, 2015) to the Manager, a related party. Fees to the Manager totaled $806,000 for the year ended December 31, 2014 compared to $0 for the year ended December 31, 2013. In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the year ended December 31, 2014, we expensed $1,193,000 for such services.

Depreciation and Amortization:  Depreciation and amortization expense increased to $69,047,000 for the year ended December 31, 2014 compared to $68,644,000 for the year ended December 31, 2013. The increase in depreciation and amortization expense compared to the year ended December 31, 2013 is primarily due to depreciation expense associated with additional capital expenditures, depreciation from LAX Holiday Inn, which CIM Urban acquired through foreclosure in October 2013, and the acquisition of the office properties in April and October 2014, offset by decreased amortization of certain in place lease values.

Discontinued Operations

Net income from discontinued operations:    Net income from discontinued operations represents revenues and expenses from our lending segment, including interest income on loans and other loan related fee income of $18,910,000, offset by expenses of $6,272,000 which include general and administrative expenses, interest expense, and provision for income taxes. The lending operations are reflected beginning on the Acquisition Date through December 31, 2014.

Liquidity and Capital Resources

Sources and Uses of Funds

Credit Facilities

In February 2012, CIM Urban entered into an unsecured revolving line of credit with a bank syndicate, which allowed for maximum borrowings of $100,000,000. Outstanding advances under the line of credit bore interest at London Interbank Offered Rate (“LIBOR”) plus 1.75% to 2.50% until August 2013. In August 2013, the unsecured revolving line was amended, and outstanding advances under the line bore interest at LIBOR plus 1.25% to 1.85%. The line of credit was also subject to an unused commitment fee of 0.25% or 0.35% depending on the amount of aggregate unused commitments. This line of credit was terminated and repaid in full in September 2014.

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

In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed‑draw term loan. The credit facility can be increased to $1,150,000,000 under certain conditions. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at (i) the base rate, plus 0.20% to 1.00% or (ii) LIBOR plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bear interest at (i) the base rate, plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The delayed-draw term loan was also subject to an unused line fee of 0.25%. The credit facility matures in September 2016 and provides for two one‑year extension options under certain conditions. We intend to either exercise the extension option or identify alternative funding options at debt maturity.  As of December 31, 2015 and 2014, $107,000,000 ($0 under the revolver and $107,000,000 under the term loans) and $360,000,000 ($35,000,000 under the revolver and $325,000,000 under the term loans), respectively, was outstanding under the credit facility and $450,000,000 and $490,000,000, respectively, was available for future borrowings. As of February 29, 2016, $107,000,000 ($0 under the revolver and $107,000,000 under the term loans) was outstanding under the credit facility and $450,000,000 was available for future borrowings. Proceeds from the unsecured credit facility were used for acquisitions and general corporate purposes, and to repay mortgage loans and outstanding balances under our prior unsecured credit facilities. At December 31, 2015, the interest rate on this unsecured credit facility was 1.57%, while at December 31, 2014, the interest rate ranged from 1.31% to 1.37%.

In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $385,000,000. The term loan facility ranks pari passu with CIM Commercial’s $850,000,000 credit facility described above; covenants under the term loan facility are substantially the same as those in the $850,000,000 credit facility. Outstanding advances under the term loan facility bear interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio. The unused portion of the term loan facility was also subject to an unused fee of 0.20%. With some exceptions, any prepayment of the term loan facility prior to May 2017 will be subject to a prepayment fee up to 2% of the outstanding principal amount. The term loan facility matures in May 2022. On November 2, 2015, $385,000,000 was drawn under the term loan facility. At February 29, 2016 and December 31, 2015, $385,000,000 was outstanding under the term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. At December 31, 2015, the interest rate on this unsecured term loan facility was 1.84%. The interest rate of the loan has been effectively converted to a  fixed rate of 3.16% until May 8, 2020 through interest rate swaps (see Note 12 to our consolidated financial statements in Item 15 of this report).

At December 31, 2015 and 2014, we were in compliance with all of our respective financial covenants.

On April 1, 2015, we paid off a mortgage with an outstanding balance of $12,364,000 using the unsecured credit facility. In addition, on September 1, 2015, we paid off two mortgages with a combined outstanding balance of $58,873,000 using the unsecured credit facility.

We currently have substantial borrowing capacity, and may finance our future activities through one or more of the following methods: (i) offerings of shares of common stock, preferred shares, senior unsecured securities, and/or other equity and debt securities; (ii) the use and potential expansion of our existing unsecured credit facility and term loan; (iii) the addition of senior recourse or non‑recourse debt using target acquisitions as well as existing investments as collateral; (iv) the sale of existing investments; and/or (v) cash flows from operations. We expect to maintain leverage levels that are comparable to those of other commercial property REITs engaged in business strategies similar to our own.

Our long‑term liquidity needs will consist primarily of funds necessary to acquire investments and pay for development or repositioning of properties, non‑recurring capital expenditures and refinancing of indebtedness. We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long‑term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long‑term. We will seek to satisfy our long‑term liquidity needs through one or more of the methods described in the immediately preceding paragraph. If we cannot obtain additional funding for our long‑term liquidity needs, our investments may generate lower cash flows or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so and could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

Cash Flow Analysis

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

As a REIT, our cash flows from operations are typically used to fund our dividends.

Our cash and cash equivalents, inclusive of cash associated with assets held for sale, totaled $140,572,000 and $27,552,000 at December 31, 2015 and 2014, respectively. Our cash flows from operating activities are primarily dependent upon the occupancy level of our real estate assets, the rental rates achieved through our leases, and the collectability of rent and recoveries from our tenants. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities totaled $77,035,000 for the year ended December 31, 2015 compared to $66,806,000 for the year ended December 31, 2014. The increase was mainly due to an increase of $2,788,000 resulting from lower funding for loans held for sale and an increase of $5,081,000 in proceeds from sale of guaranteed loans, as well as an increase of $3,106,000 resulting from a lower level of working capital used.

Our cash flows from investing activities are primarily related to property investments and sales, expenditures for development and redevelopment projects, capital expenditures and cash flows associated with loans originated at our lending segment.  Net cash provided by investing activities for the year ended December 31,  2015 was $64,272,000 compared to net cash used in investing activities of $60,301,000 in the corresponding period in 2014. The increase in net cash from investing activities was primarily due to net proceeds of $82,272,000 from the sale of substantially all of our commercial mortgage loans in December 2015 and net proceeds of $7,786,000 from the sale of an office property in November 2015, combined with an increase of $52,293,000 resulting from less cash used for real estate acquisitions and an increase of $4,796,000 related to changes in restricted cash. These increases in net cash provided were partially offset by an increase in loans funded of $11,284,000, a decrease of $4,974,000 in principal collected on loans, and a decrease in cash and cash equivalents due to $3,185,000 acquired in the Merger.

Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash used in financing activities for the year ended December 31, 2015 was $28,287,000 compared to net cash provided by financing activities of $4,251,000 in the corresponding period in 2014. We used funds from financing activities to pay dividends of $85,389,000 during the year ended December 31, 2015 compared to distributions of $144,334,000 in the aggregate ($85,048,000 to partners and stockholders and $59,286,000 for the acquisition of PMC Commercial) during the corresponding period in 2014. We had net borrowings, inclusive of borrowings of the lending segment held for sale, of $60,633,000 for the year ended December 31, 2015 compared to $156,265,000 for the year ended December 31, 2014.  Additionally, deferred loan costs of $3,596,000 were paid during the year ended December 31, 2015 related to the credit facilities, compared to $5,774,000 during the year ended December 31, 2014. During the year ended December 31, 2014, we also paid $1,850,000 to redeem class B shares of subsidiary REITs.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

As a REIT, our cash flows from operations are typically used to fund our dividends.

Our cash and cash equivalents, inclusive of cash associated with assets held for sale, totaled $27,552,000 and $16,796,000 at December 31, 2014 and 2013, respectively. Our cash flows from operating activities are primarily dependent upon the occupancy level of our real estate assets, the rental rates achieved through our leases, and the collectability of rent and recoveries from our tenants. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities totaled $66,806,000 for the year ended December 31, 2014 compared to $61,827,000 for the year ended December 31, 2013. The increase is mainly due to an increase in segment net operating income of $2,677,000, when adjusted for a $4,475,000 accrual related to a non‑recurring payment we have agreed to make in connection with the refund of tax abatements we received during the period of our ownership in which the property was being leased by a corporate housing operator, which was settled in February 2015, as well as lower uses of working capital in 2014 compared to 2013 for deferred leasing costs, other liabilities, and due to related parties.

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

Our cash flows from financing activities are generally impacted by borrowings and capital activities, net of dividends and distributions. Net cash (used in) provided by financing activities increased to $4,251,000 for the year ended December 31, 2014 from ($54,362,000) for the year ended December 31, 2013. We used funds from financing activities during the year ended December 31, 2014 primarily to pay distributions of $144,334,000 in the aggregate ($85,048,000 to partners and stockholders and $59,286,000 for the acquisition of PMC Commercial) compared to partner distributions of $104,035,000 for the year ended December 31, 2013. We had net borrowings, inclusive of borrowings of the lending segment held for sale, of $156,265,000 for the year ended December 31, 2014 compared to $50,302,000 for the year ended December 31, 2013. Additionally, deferred loan costs of $5,774,000 were paid during the year ended December 31, 2014 related to the $850,000,000 credit facility, compared to $395,000 during the year ended December 31, 2013. During the year ended December 31, 2014, we also paid $1,850,000 to redeem class B shares of subsidiary REITs.

Summarized Contractual Obligations, Commitments and Contingencies

The following summarizes our contractual obligations at December 31, 2015:

	Payments Due by Period
Contractual Obligations	Total	2016	2017 - 2018	2019 - 2020	Thereafter
	(in thousands)
Debt:
Mortgages payable	$144,791	$4,354	$28,942	$3,115	$108,380
Other principal (1)	519,070	107,000	—	—	412,070
Secured borrowings, included in liabilities associated with assets held for sale (2)	44,428	1,172	12,466	2,640	28,150
Interest and fees:
Debt (3)	149,384	25,068	42,562	36,150	45,604
Other Contractual Obligations:
Borrower advances	3,204	3,204	—	—	—
Loan commitments	21,216	21,216	—	—	—
Tenant improvements	33,163	33,163	—	—	—
Operating leases (4)	130,822	743	1,356	1,044	127,679
Total contractual cash obligations	$1,046,078	$195,920	$85,326	$42,949	$721,883

(1)	Represents junior subordinated notes and unsecured credit and term loan facilities.

(2)

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

(3)

Excludes premiums and discounts. For the mortgages payable, the interest expense is calculated based on the current effective interest rate on the related debt. For our unsecured credit facility, we use the current balance outstanding through maturity date, and interest expense is calculated using the variable rates in effect at December 31, 2015. For our unsecured term loan facility, the impact of the interest rate swap contracts is incorporated.

(4)	Represents future minimum lease payments under our operating leases for office space and under the ground lease for one of the projects.

Off Balance Sheet Arrangements

At December 31, 2015, we did not have any off‑balance sheet arrangements.

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

We believe the following critical accounting policies, among others, affect our more significant estimates and assumptions used in preparing our consolidated financial statements. For a discussion of recently issued accounting literature, see Note 3 to the consolidated financial statements included in this Form 10‑K.

Investments in Real Estate

We apply the acquisition method to all acquired real estate investments. The purchase consideration of the real estate is recorded at fair value to the acquired tangible assets, consisting primarily of land, land improvements, building and improvements, tenant improvements, and furniture, fixtures, and equipment, and identified intangible assets and liabilities, consisting of the value of above‑market and below‑market leases, other value of in‑place leases and tenant relationships, and acquired ground leases, if any, based in each case on their respective fair values. Loan premiums, in the case of above‑market rate loans, or loan discounts, in the case of below‑market loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as‑if‑vacant” value is then allocated to land (or acquired ground lease if the land is subject to a ground lease), land improvements, building and improvements, and tenant improvements based on management’s determination of the relative fair values of these assets. Management determines the as‑if‑vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease‑up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease‑up periods based on current market demand. Management also estimates costs to execute similar leases, including leasing commissions, legal, and other related costs.

In allocating the purchase consideration of the identified intangible assets and liabilities of an acquired property, above-market, below-market, and in-place lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the remaining non-cancelable term of the lease, and for below-market leases, over a period equal to the initial term plus any below-market fixed-rate renewal periods. Acquired above-market and below-market leases are amortized and recorded to rental and other property income over the initial terms of the respective leases.

The aggregate value of other acquired intangible assets, consisting of in‑place leases and tenant relationships, is measured by the estimated cost of operations during a theoretical lease‑up period to replace in‑place leases, including lost revenues and any unreimbursed operating expenses, plus an estimate of deferred leasing commissions for in‑place leases. The value of in‑place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written‑off.

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

Investments in real estate are evaluated for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two of the impairment testing under GAAP is based on either the income approach with market discount rate, terminal capitalization rate and rental rate assumptions being most critical, or on the sales comparison approach to similar properties. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment of long-lived assets was recognized for the years ended December 31, 2015, 2014 and 2013.

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

Loans Receivable

Our loans receivable included in assets held for sale are carried at their unamortized principal balance less unamortized acquisition discounts and premiums, retained loan discounts and loan loss reserves. For loans originated under the SBA 7(a) Program, we sell the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by us is valued on a fair value basis and a discount is recorded as a reduction in basis of the retained portion of the loan.

At the Acquisition Date, the carrying value of our loans was adjusted to estimated fair market value and acquisition discounts of $33,907,000 were recorded, which are being accreted to interest income and other income, included in income from operations of assets held for sale, using the effective interest method. We sold substantially all of our commercial mortgage loans with unamortized acquisition discounts of $15,951,000 to an unrelated third party in December 2015 (see Note 7 to our consolidated financial statements in Item 15 of this report). Acquisition discounts of $3,274,000 remained as of December 31, 2015 which have not yet been accreted to income.

A loan receivable is generally classified as non‑accrual (a “Non‑Accrual Loan”) if (i) it is past due as to payment of principal or interest for a period of 60 days or more, (ii) any portion of the loan is classified as doubtful or is charged-off or (iii) the repayment in full of the principal and/or interest is in doubt. Generally, loans are charged‑off when management determines that we will be unable to collect any remaining amounts due under the loan agreement, either through liquidation of collateral or other means. Interest income, included in discontinued operations, on a Non‑Accrual Loan is recognized on either the cash basis or the cost recovery basis.

On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers’ business models and future operations in accordance with Accounting Standards Codification (“ASC”) 450-20, Contingencies—Loss Contingencies, and ASC 310-10, Receivables.  The allowance for loan losses on our impaired loans receivable increased by $328,000 during the year ended December 31, 2015. For the years ended December 31, 2014 and 2013, no impairments on our loans receivable were recorded. We establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, we establish the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.

The evaluation of the collectability of our loans receivable is highly subjective and is based in part on factors that could differ materially from actual results in future periods. If these factors change, we may recognize an impairment loss, which could be material.

Accounts Receivable

Accounts receivable are carried net of the allowances for uncollectible amounts. Management’s determination of the adequacy of these allowances is based primarily upon evaluation of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted.

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight‑line basis over the terms of the leases when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight‑line basis over the term of the related lease.

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

In addition to minimum rents, certain leases provide for additional rents based upon varying percentages of tenants’ sales in excess of annual minimums. Percentage rent is recognized once lessees’ specified sales targets have been met.

We derive parking revenues from leases with third-party operators. Our parking leases provide for additional rents based upon varying percentages of tenants’ sales in excess of annual minimums. Parking percentage rent is recognized once lessees’ specific sales targets have been met.

Hotel room sales are recognized upon daily occupancy. Other hotel revenues are recognized as earned upon facility use or food and beverage consumption.

Interest income included in our discontinued operations is comprised of interest earned on loans and our short‑term investments and the accretion of net loan origination fees and discounts. Interest income on loans is accrued as earned with the accrual of interest suspended when the related loan becomes a Non‑Accrual Loan.

Derivative Financial Instruments

As part of risk management and operational strategies, from time to time, we may enter into derivative contracts with various counterparties. All derivatives are recognized on the balance sheet at their fair value. On the date that we enter into a derivative contract, we designate the derivative as a fair value hedge, a cash flow hedge, a foreign currency fair value or cash flow hedge, a hedge of a net investment in a foreign operation, or a trading or non-hedging instrument.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are initially recorded in other comprehensive income, and are subsequently reclassified into earnings as a component of interest expense when the variability of cash flows of the hedged transaction affects earnings (e.g., when periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative differ from the variability in the cash flows of the forecasted transaction) is recognized in current-period earnings as a component of interest expense. When an interest rate swap designated as a cash flow hedge no longer qualifies for hedge accounting, we recognize changes in fair value of the hedge previously deferred to accumulated other comprehensive income, along with any changes in fair value occurring thereafter, through earnings. We classify cash flows from interest rate swap agreements as net cash provided from operating activities on the consolidated statements of cash flows as our accounting policy is to present the cash flows from the hedging instruments in the same category in the consolidated statements of cash flows as the category for the cash flows from the hedged items. See Note 12 to the consolidated financial statements included in this Form 10‑K for the disclosures about our derivative financial instruments and hedging activities.

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

We have wholly‑owned taxable REIT subsidiaries which are subject to federal income taxes. The income generated from the taxable REIT subsidiaries is taxed at normal corporate rates. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

We have established a policy on classification of penalties and interest related to audits of our federal and state income tax returns. If incurred, our policy for recording interest and penalties associated with audits will be to record such items as a component of general and administrative expense or discontinued operations. Penalties, if incurred, will be recorded in general and administrative expense or discontinued operations and interest paid or received will be recorded in interest expense or income, respectively, or discontinued operations in the consolidated statements of operations.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more‑likely‑than‑not threshold would be recorded as a tax benefit or expense in the current period. We have reviewed all open tax years and concluded that the application of ASC 740 resulted in no material effect to our consolidated financial position or results of operations.

Assets Held for Sale and Discontinued Operations

We classify assets as held for sale, if material, when they meet the necessary criteria, which include: a) management commits to and actively embarks upon a plan to sell the assets, b) the assets to be sold are available for immediate sale in their present condition, c) the sale is expected to be completed within one year under terms usual and customary for such sales and d) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We believe that we meet these criteria when the plan for sale has been approved by the Board of Directors, there are no known significant contingencies related to the sale and management believes it is probable that the sale will be completed within one year.

Assets held for sale are recorded at the lower of cost or estimated fair value less cost to sell. In addition, if we were to determine that the asset disposal associated with assets held for sale or disposed of represents a strategic shift, the revenues, expenses and net gain (loss) on dispositions would be recorded in discontinued operations for all periods presented through the date of the applicable disposition.

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

On March 6, 2015, June 12, 2015, September 14, 2015, and December 10, 2015, we declared common share dividends of $0.21875 per share of Common Stock which were paid on March 27, 2015, June 29, 2015, September 30, 2015, and December 29, 2015, respectively.

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

On June 12, 2014, September 12, 2014, and December 9, 2014, we declared common share dividends of $0.21875 per share of Common Stock which were paid on June 27, 2014, September 29, 2014, and December 29, 2014, respectively.

On March 8, 2016, we declared a common share dividend of $0.21875 per share of Common Stock, to be paid on March 29, 2016 to stockholders of record on March 21, 2016.

In addition, dividends of $59,286,000 ($27.975 per share of Common Stock) were paid to the PMC Commercial stockholders in connection with the Merger, which includes the $27.50 per share of Common Stock special dividend plus the $0.475 pro rata portion of PMC Commercial’s regular quarterly cash dividend.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 4.42% to 4.72% at December 31, 2015 and 3.92% to 4.12% at December 31, 2014. Mortgages payable with book values of $145,969,000 and $223,808,000 as of December 31, 2015 and 2014, respectively, have fair values of approximately $147,516,000 and $231,806,000, respectively.

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. At December 31, 2015 and 2014 (excluding premiums and discounts on assumed mortgages,  including the debt associated with assets held for sale and before the impact of the interest rate swaps), $144,791,000 (or 20.4%) and $221,847,000 (or 34.3%) of our debt was fixed rate mortgage loans, and $563,498,000 (or 79.6%) and $425,809,000 (or 65.7%) was floating rate borrowings. Based on the level of floating rate debt outstanding at December 31, 2015 and 2014, and before the impact of the interest rate swaps, a 12.5 basis point change in LIBOR would result in an annual impact to our earnings of approximately $704,000 and $532,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt or the impact of interest rate swaps.

In order to manage financing costs and interest rate exposure related to our $385,000,000 unsecured term loan facility, on August 13, 2015, we entered into interest rate swap agreements with multiple counterparties. These swap agreements became effective on November 2, 2015. These swaps effectively convert the interest rate on the term loan facility into a fixed weighted average rate of 1.563% plus the credit spread, which was 1.60% at December 31, 2015, or an all-in rate of 3.16% until May 8, 2020. However, our use of these derivative instruments to hedge exposure to changes in interest rates exposes us to credit risk from the potential inability of our counterparties to perform under the terms of the agreements. We attempt to minimize this credit risk by contracting with what we believe to be high-quality financial counterparties. For a description of our derivative contracts, see Note 12 to our consolidated financial statements included in this Form 10-K.

Item 8.  Financial Statements and Supplementary Data

The information required by this Item 8 is listed in Part IV, Item 15(a) of this report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by the Company in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a‑15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of the Board of Directors.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on their assessment, management determined that as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by BDO USA, LLP, an independent registered public accounting firm as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CIM Commercial Trust Corporation

Dallas, TX

We have audited CIM Commercial Trust Corporation and its subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CIM Commercial Trust Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CIM Commercial Trust Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CIM Commercial Trust Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the two years in the period ended December 31, 2015 and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, CA

March 15, 2016

Limitations On The Effectiveness Of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

In May 2005, CIM Urban and CIM Urban REIT Management L.P., each an affiliate of CIM REIT and CIM Group, entered into an Investment Management Agreement, pursuant to which CIM Urban engaged CIM Urban REIT Management L.P. to provide investment advisory services to CIM Urban. In December 2015, CIM Investment Advisors, LLC, an affiliate of CIM REIT and CIM Group, registered with the SEC as an investment adviser and, in connection with such registration, CIM Urban entered into a new Investment Management Agreement on December 10, 2015 with CIM Investment Advisors, LLC, on terms substantially similar to those in the previous Investment Management Agreement, pursuant to which CIM Urban engaged CIM Investment Advisors, LLC to provide investment advisory services, and the previous Investment Management Agreement was terminated.  For a description of the material terms of the new agreements and related matters, see “Item 1—Business—Overview and History of CIM Group”, “—CIM Urban Partnership Agreement” and “—Investment Management Agreement.”

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this Item regarding the Company’s directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2016 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to the registrant’s Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10‑K under “Item 1––Business—Available Information.”

Item 11.  Executive Compensation

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2016 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our Stockholders in connection with our 2016 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10‑K under “Item 5–– Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2016 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2016 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)1.  Financial Statements

2.  Financial Statement Schedules

The following financial statement schedules for the Registrant are filed as a part of this report:

A. Schedule III—Real Estate and Accumulated Depreciation	F‑42
B. Schedule IV—Mortgage Loans on Real Estate	F‑44

Note: Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.  Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10‑K:

2.1

Agreement and Plan of Merger by and among CIM Urban REIT, LLC, CIM Merger Sub, LLC, PMC Commercial Trust and Southfork Merger Sub, LLC dated July 8, 2013 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8‑K dated July 8, 2013).

2.2

Agreement and Plan of Merger, dated April 28, 2014, between PMC Commercial Trust and PMC Commercial Merger Sub, Inc. (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 14, 2014).

3.1	Articles of Amendment and Restatement of PMC Commercial Merger Sub, Inc. (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8‑K filed with the SEC on May 9, 2014).
3.1(a)	Articles of Amendment (Name Change) (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8‑K filed with the SEC on May 2, 2014).
3.1(b)	Articles of Amendment (Reverse Stock Split) (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8‑K filed with the SEC on May 2, 2014).
3.1(c)	Articles of Amendment (Par Value Decrease) (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8‑K filed with the SEC on May 2, 2014).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8‑K filed with the SEC on May 2, 2014).
4.1

Purchase Agreement among PMC Commercial Trust, PMC Preferred Capital Trust‑A and Taberna Preferred Funding I, Ltd. dated March 15, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2005).

4.2

Junior Subordinated Indenture between PMC Commercial Trust and JPMorgan Chase Bank, National Association as Trustee dated March 15, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2005).

4.3

Amended and Restated Trust Agreement among PMC Commercial Trust, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and The Administrative Trustees Named Herein dated March 15, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2005).

4.4	Preferred Securities Certificate (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2005).
4.5	Floating Rate Junior Subordinated Note due 2035 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2005).
+10.1	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2005).
+10.2	First Amendment to PMC Commercial Trust 2005 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10 K filed with the SEC on March 16, 2015).
+10.3

2015 Equity Incentive Plan (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement related to its 2015 annual meeting of stockholders, as filed with the SEC on April 17, 2015).

+10.4

Amended and Restated Executive Employment Contract with Jan F. Salit dated August 30, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on August 30, 2013).

+10.5

Amended and Restated Executive Employment Contract with Barry N. Berlin dated August 30, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed with the SEC on August 30, 2013).

10.6

Consent to Assignment and Limited Waiver to Agreement and Plan of Merger, dated as of November 20, 2013, by and among PMC Commercial Trust, CIM Urban REIT, LLC, Southfork Merger Sub, LLC, and CIM Merger Sub, LLC, the terms of which were acknowledged and agreed to by a new subsidiary formed by CIM Urban REIT, LLC, Urban Partners II, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on November 22, 2013).

10.7

Master Services Agreement dated March 11, 2014 by and among PMC Commercial Trust, certain of its subsidiaries, and CIM Service Provider, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on March 11, 2014).

10.8

Registration Rights and Lockup Agreement dated March 11, 2014 by and among Urban Partners II, LLC and PMC Commercial Trust (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed with the SEC on March 11, 2014).

10.9

Service Agreement, dated as of August 7, 2014, by and among CIM Commercial Trust Corporation and CIM Service Provider, LLC, under the Master Services Agreement dated March 11, 2014, by and among PMC Commercial Trust, certain of its subsidiaries, and CIM Service Provider, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on August 11, 2014).

10.10

Form of Indemnification Agreement for directors and officers of CIM Commercial Trust Corporation (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on August 11, 2014).

10.11

Credit Agreement, dated as of September 30, 2014, among CIM Commercial Trust Corporation, each guarantor party thereto, each lender party thereto, Bank of America, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on October 1, 2014).

10.12

First Amendment to Credit Agreement, dated as of January 14, 2015, among CIM Commercial Trust Corporation, each Lender party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on January 16, 2015).

10.13

Second Amendment to Credit Agreement, dated as of May 1, 2015, among CIM Commercial Trust Corporation, each Lender party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 4, 2015)

10.14

Staffing and Reimbursement Agreement, dated as of January 1, 2015, by and among CIM SBA Staffing, LLC, PMC Commercial Lending, LLC and CIM Commercial Trust Corporation (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2015).

10.15

Investment Management Agreement, dated as of May 20, 2005, between CIM Urban Partners, L.P. and CIM Urban REIT Management, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2015).

*10.16	Investment Management Agreement, dated as of December 10, 2015, between CIM Urban Partners, L.P. and CIM Investment Advisors, LLC.
10.17

Second Amended and Restated Agreement and Limited Partnership of CIM Urban Partners, L.P., dated as of December 22, 2005, by and among CIM Urban Partners GP, Inc. and CIM Urban REIT, LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2015).

10.18

Term Loan Agreement, dated as of May 8, 2015, among CIM Commercial Trust Corporation, each guarantor party thereto, Wells Fargo Bank, National Association, as Administrative Agent , Wells Fargo Securities, LLC and Capital One, National Association, as Joint Lead Arrangers and Joint Bookrunners, Capital One, National Association as Syndication Agent, PNC Bank, National Association as Documentation Agent and each lender party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 6, 2015).

*21.1	Subsidiaries of the Registrant.
*23.1	Consent of BDO USA, LLP.
*23.2	Consent of Deloitte & Touche LLP
*24.1	Powers of Attorney (included on signature page).
*31.1	Section 302 Officer Certification—Chief Executive Officer
*31.2	Section 302 Officer Certification—Chief Financial Officer
*32.1	Section 906 Officer Certification—Chief Executive Officer
*32.2	Section 906 Officer Certification—Chief Financial Officer
*101	Interactive data files pursuant to Rule 405 of Regulation S‑T:

*Filed herewith.

+Management contract or compensatory plan

(b)Exhibits

The exhibits listed in Item 15(a)3 are incorporated by reference or attached hereto.

(c)Excluded Financial Statements

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIM Commercial Trust Corporation

Dated: March 15, 2016	By:	/s/ CHARLES E. GARNER II
Charles E. Garner II
Chief Executive Officer

Dated: March 15, 2016	By:	/s/ DAVID THOMPSON
David Thompson
Chief Financial Officer

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles E. Garner II and David Thompson and each of them severally, his true and lawful attorney‑in‑fact with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10‑K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys‑in‑fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles E. Garner II	Chief Executive Officer (Principal Executive	March 15, 2016
Charles E. Garner II	Officer)

/s/ David Thompson	Chief Financial Officer (Principal Financial	March 15, 2016
David Thompson	Officer and Principal Accounting Officer)

/s/ Douglas Bech	Director	March 15, 2016
Douglas Bech

/s/ Robert Cresci	Director	March 15, 2016
Robert Cresci

/s/ Kelly Eppich	Director	March 15, 2016
Kelly Eppich

/s/ Frank Golay	Director	March 15, 2016
Frank Golay

/s/ Shaul Kuba	Director	March 15, 2016
Shaul Kuba

/s/ Richard Ressler	Director	March 15, 2016
Richard Ressler

/s/ Avraham Shemesh	Director	March 15, 2016
Avraham Shemesh

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms

Board of Directors and Stockholders

CIM Commercial Trust Corporation

Dallas, TX

We have audited the accompanying consolidated balance sheets of CIM Commercial Trust Corporation and its subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the two years in the period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIM Commercial Trust Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CIM Commercial Trust Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, CA

March 15, 2016

To the Board of Directors of CIM Commercial Trust Corporation

Dallas, TX

We have audited the accompanying consolidated statements of operations, comprehensive income, equity, and cash flows of CIM Urban Partners, L.P. and its subsidiaries (the "Partnership") for the year ended December 31, 2013. Our audit also included the 2013 financial information included in Schedule III listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of CIM Urban Partners, L.P. and its subsidiaries for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2013 financial information included in Schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 16, 2015

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2015	2014

ASSETS
Investments in real estate, net	$1,691,711	$1,715,937
Cash and cash equivalents	124,636	17,615
Restricted cash	7,267	8,861
Accounts receivable, net	10,726	10,754
Deferred rent receivable and charges, net	103,338	97,630
Other intangible assets, net	17,353	20,433
Other assets	14,150	14,653
Assets held for sale, net	128,992	208,799
TOTAL ASSETS	$2,098,173	$2,094,682
LIABILITIES AND EQUITY
LIABILITIES:
Debt	$662,948	$608,714
Accounts payable and accrued expenses	40,049	35,512
Intangible liabilities, net	6,086	8,657
Due to related parties	9,472	9,186
Other liabilities	29,531	23,006
Liabilities associated with assets held for sale	52,740	49,791
Total liabilities	800,826	734,866
COMMITMENTS AND CONTINGENCIES (Note 15)
EQUITY:
Common stock, $0.001 par value; 200,000,000 shares authorized; 97,589,598 and 97,688,863 shares issued; and 97,589,598 and 97,581,598 shares outstanding at December 31, 2015 and 2014, respectively	98	98
Additional paid-in capital	1,820,451	1,824,381
Accumulated other comprehensive income (loss)	(2,519)	—
Distributions in excess of earnings	(521,620)	(460,623)
Stockholders’ equity before treasury stock	1,296,410	1,363,856
Less: Treasury stock, at cost, none and 107,265 shares outstanding at December 31, 2015 and 2014, respectively	—	(4,901)
Total stockholders’ equity	1,296,410	1,358,955
Noncontrolling interests	937	861
Total equity	1,297,347	1,359,816
TOTAL LIABILITIES AND EQUITY	$2,098,173	$2,094,682

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013

REVENUES:
Rental and other property income	$252,994	$240,892	$223,304
Expense reimbursements	13,394	10,954	9,556
Interest and other income	2,039	4,307	2,953
	268,427	256,153	235,813
EXPENSES:
Rental and other property operating	133,178	126,874	105,163
Asset management and other fees to related parties	29,319	25,222	21,767
Interest	22,785	19,073	17,929
General and administrative	8,370	7,332	2,568
Transaction costs	1,382	1,563	5,063
Depreciation and amortization	72,361	69,047	68,644
	267,395	249,111	221,134
Bargain purchase gain (Note 2)	—	4,918	—
Gain on sale of real estate (Note 4)	3,092	—	—
INCOME FROM CONTINUING OPERATIONS	4,124	11,960	14,679
DISCONTINUED OPERATIONS:
Income from operations of assets held for sale (Note 7)	15,128	12,638	—
Gain on disposition of assets held for sale (Note 7)	5,151	—	—
NET INCOME FROM DISCONTINUED OPERATIONS	20,279	12,638	—
NET INCOME	24,403	24,598	14,679
Net income attributable to noncontrolling interests	(11)	(220)	(213)
NET INCOME ATTRIBUTABLE TO STOCKHOLDERS	$24,392	$24,378	$14,466
BASIC AND DILUTED INCOME PER SHARE:
Continuing operations	$0.04	$0.12	$0.15
Discontinued operations	$0.21	$0.13	—
Net income	$0.25	$0.25	$0.15
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	97,588	97,173	95,440
Diluted	97,588	97,176	95,440

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2015	2014	2013

NET INCOME	$24,403	$24,598	$14,679
Other comprehensive income (loss): cash flow hedges	(2,519)	—	—
COMPREHENSIVE INCOME	21,884	24,598	14,679
Comprehensive income attributable to noncontrolling interests	(11)	(220)	(213)
COMPREHENSIVE INCOME ATTRIBUTABLE TO STOCKHOLDERS	$21,873	$24,378	$14,466

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

(in thousands, except share and per share data)

	Years Ended December 31, 2015, 2014 and 2013
		Common		Preferred		Accumulated
	Common	Stock	Preferred	Stock	Additional	Other	Distributions
	Stock	Par	Stock	Par	Paid - in	Comprehensive	In Excess	Treasury	Noncontrolling	Total
	Outstanding	Value	Outstanding	Value	Capital	Income (Loss)	Of Earnings	Stock	Interests	Equity
Balances, December 31, 2012	4,400,000	$220	65,028,571	$650	$1,772,789	$—	$(310,384)	$—	$2,798	$1,466,073
Contributions	—	—	—	—	32	—	—	—	—	32
Distributions	—	—	—	—	—	—	(104,035)	—	(266)	(104,301)
Net income	—	—	—	—	—	—	14,466	—	213	14,679
Balances, December 31, 2013	4,400,000	220	65,028,571	650	1,772,821	—	(399,953)	—	2,745	1,376,483
Distributions pre-merger	—	—	—	—	—	—	(16,100)	—	—	(16,100)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	10	10
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(264)	(264)
Redemption of Class B shares of subsidiary REITs	—	—	—	—	—	—	—	—	(1,850)	(1,850)
Reverse acquisition capital transaction	2,119,244	111	—	—	49,400	—	—	(4,901)	—	44,610
Conversion of preferred stock to common stock	91,039,999	910	(65,028,571)	(650)	(260)	—	—	—	—	—
Change in par value	—	(1,143)	—	—	1,143	—	—	—	—	—
Exercise of stock options	14,500	—	—	—	201	—	—	—	—	201
Stock based compensation expense	8,000	—	—	—	1,079	—	—	—	—	1,079
Retirement of fractional shares	(145)	—	—	—	(3)	—	—	—	—	(3)
Common dividends ($0.70625 per share)	—	—	—	—	—	—	(64,363)	—	—	(64,363)
Preferred dividends ($0.0705 per share)	—	—	—	—	—	—	(4,585)	—	—	(4,585)
Net income	—	—	—	—	—	—	24,378	—	220	24,598
Balances, December 31, 2014	97,581,598	98	—	—	1,824,381	—	(460,623)	(4,901)	861	1,359,816
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	110	110
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(45)	(45)
Stock based compensation expense	8,000	—	—	—	971	—	—	—	—	971
Common dividends ($0.875 per share)	—	—	—	—	—	—	(85,389)	—	—	(85,389)
Treasury stock retirement (107,265 shares)	—	—	—	—	(4,901)	—	—	4,901	—	—
Other comprehensive income (loss)	—	—	—	—	—	(2,519)	—	—	—	(2,519)
Net income	—	—	—	—	—	—	24,392	—	11	24,403
Balances, December 31, 2015	97,589,598	$98	—	$—	$1,820,451	$(2,519)	$(521,620)	$—	$937	$1,297,347

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,403	$24,598	$14,679
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent and amortization of intangible assets, liabilities and lease inducements	(6,835)	(5,187)	(12,140)
Depreciation and amortization	72,361	69,047	68,644
Bargain purchase gain	—	(4,918)	—
Gain on settlement of a contractual obligation	—	(1,166)	—
Gain on sale of real estate	(3,092)	—	—
Gain on disposition of assets held for sale	(5,151)	—	—
Straight line rent, below-market ground lease and amortization of intangible assets	1,899	1,892	1,866
Amortization of deferred loan costs	3,229	2,168	784
Amortization of premiums and discounts on debt	(1,179)	(1,192)	(828)
Unrealized premium adjustment	1,168	1,692	—
Amortization and accretion on loans receivable, net	(6,451)	(5,095)	—
Bad debt expense	1,428	594	155
Deferred income taxes	132	(58)	—
Stock-based compensation	971	1,079	—
Loans funded, held for sale to secondary market	(29,619)	(32,407)	—
Proceeds from sale of guaranteed loans	27,974	22,893	—
Principal collected on loans subject to secured borrowings	4,311	4,450	—
Other operating activity	(496)	(460)	—
Changes in operating assets and liabilities:
Accounts receivable and interest receivable	(350)	(2,028)	(1,094)
Other assets	(4,036)	(5,850)	(5,309)
Accounts payable and accrued expenses	3,678	1,728	6,017
Deferred leasing costs	(8,580)	(9,753)	(11,530)
Other liabilities	984	2,400	(159)
Due to related parties	286	2,379	742
Net cash provided by operating activities	77,035	66,806	61,827
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(26,614)	(24,759)	(24,342)
Acquisition of real estate properties	(11,143)	(63,436)	—
Proceeds from sale of real estate property, net	7,786	—	—
Proceeds from sale of assets held for sale, net	82,272	—	—
Loans funded	(29,848)	(18,564)	—
Cash and cash equivalents acquired in connection with the merger	—	3,185	—
Principal collected on loans	39,950	44,924	—
Restricted cash	1,691	(3,105)	2,159
Other investing activity	178	1,454	—
Net cash provided by (used in) investing activities	64,272	(60,301)	(22,183)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgages payable	(77,056)	(6,472)	(83,698)
Proceeds from unsecured revolving lines of credit, revolving credit facilities and term notes	619,000	554,700	134,000
Payment of unsecured revolving lines of credit, revolving credit facilities and term notes	(487,000)	(393,400)	—
Payment of principal on secured borrowings	(4,311)	(4,450)	—
Proceeds from secured borrowings	10,000	5,887	—
Payment of deferred loan costs	(3,596)	(5,774)	(395)
Payment of dividends	(85,389)	(68,948)	—
Payment of special dividend and dividend assumed in acquisition	—	(59,286)	—
Distributions pre-merger	—	(16,100)	(104,035)
Contributions	—	—	32
Contributions from noncontrolling interests	110	10	—
Redemption of class B shares of subsidiary REITs	—	(1,850)	—
Proceeds from issuance of stock	—	201	—
Retirement of fractional shares of common stock	—	(3)	—
Noncontrolling interests' distributions	(45)	(264)	(266)
Net cash (used in) provided by financing activities	(28,287)	4,251	(54,362)
Change in cash balances included in assets held for sale	(5,999)	(9,937)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	107,021	819	(14,718)
CASH AND CASH EQUIVALENTS:
Beginning of period	17,615	16,796	31,514
End of period	$124,636	$17,615	$16,796
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$20,920	$19,397	$18,303
Federal income taxes paid	$805	$691	$—
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additions to investments in real estate included in accounts payable and accrued expenses	$8,097	$7,613	$3,493
Retirement of treasury stock	$4,901	$—	$—
Stock issued in connection with merger (Note 2)	$—	$44,610	$—
Additions to investments in real estate included in other assets	$4,244	$—	$—
Net decrease in fair value of derivatives applied to other comprehensive income (loss)	$(2,519)	$—	$—
Foreclosure on a loan receivable included in other assets	$708	$—	$—
Additions to deferred loan costs included in accounts payable and accrued expenses	$—	$34	$—
Foreclosure on note receivable included in investments in real estate and other intangible assets (Note 4)	$—	$—	$40,100

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013

1.  ORGANIZATION AND OPERATIONS

CIM Commercial Trust Corporation (“CIM Commercial” or the “Company”) or together with its wholly‑owned subsidiaries, (which, together with CIM Commercial, may be referred to as “we,” “us” or “our”) primarily acquires, owns, and operates Class A and creative office investments in vibrant and improving urban communities throughout the United States.  These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers-to-entry, high population density, improving demographic trends and a propensity for growth.  We also generate income from the yield and other related fee income earned on our investments from our lending activities. As discussed in Note 7, the lending segment is held for sale at December 31, 2015 and 2014. We were originally organized in 1993 as PMC Commercial Trust (“PMC Commercial”), a Texas real estate investment trust.

On July 8, 2013, PMC Commercial entered into a merger agreement (the “Merger Agreement”) with CIM Urban REIT, LLC (“CIM REIT”) and subsidiaries of the respective parties. CIM REIT was a private commercial REIT and was the owner of CIM Urban Partners, L.P. (“CIM Urban”).  The transaction (the “Merger”) was completed on March 11, 2014 (the “Acquisition Date”). The Merger was accounted for as a reverse acquisition under the acquisition method of accounting with CIM Urban considered to be the accounting acquirer based upon the terms of the Merger Agreement.  Based on the determination that CIM Urban was the accounting acquirer in the transaction, CIM Urban allocated the purchase price to the fair value of PMC Commercial’s assets and liabilities as of the Acquisition Date.

On April 28, 2014, PMC Commercial’s charter was amended to increase the authorized shares of common stock of PMC Commercial from 100,000,000 to 1,000,000,000 shares  (20,000,000 and 200,000,000 after giving effect to the reverse stock split described below) and PMC Commercial changed its state of incorporation (the “Reincorporation”) from Texas to Maryland by means of a merger of PMC Commercial with and into a newly formed, wholly‑owned Maryland corporation subsidiary.  Also, on April 28, 2014, we changed our name from “PMC Commercial Trust” to “CIM Commercial Trust Corporation.” Our common stock (“Common Stock”) is currently traded on the NASDAQ Global Market (symbol “CMCT”).

On April 28, 2014, we filed Articles of Amendment (the “Reverse Split Amendment”) to effectuate a one‑for‑five reverse stock split of the Common Stock, effective April 29, 2014. Pursuant to the reverse stock split, each five shares of Common Stock issued and outstanding immediately prior to the effective time of the reverse stock split were converted into one share of Common Stock. Fractional shares of Common Stock were not issued as a result of the reverse stock split; instead, holders of pre‑split shares of Common Stock who otherwise would have been entitled to receive a fractional share of Common Stock received an amount in cash equal to the product of the fraction of a share multiplied by the closing price of the Common Stock (as adjusted for the one‑for‑five reverse stock split). In connection with and immediately following the filing of the Reverse Split Amendment, we filed Articles of Amendment (the “Par Value Amendment”) to decrease the par value of the Common Stock issued and outstanding to $0.001 per share, effective April 29, 2014, subsequent to the effective time of the Reverse Split Amendment. All per share and outstanding share information has been presented to reflect the reverse stock split.

CIM Commercial has qualified and intends to continue to qualify as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code of 1986, as amended.

2.  MERGER

The Merger Agreement provided for the business combination of CIM REIT’s wholly-owned subsidiary, CIM Urban, and PMC Commercial. Pursuant to the Merger Agreement, an affiliate of CIM REIT received 4,400,000 shares of newly-issued PMC Commercial Common Stock and approximately 65,000,000 shares of newly-issued PMC Commercial preferred stock. Following the Merger and subsequent increase in our authorized number of shares, each share of preferred stock was converted into 1.4 shares of PMC Commercial Common Stock, resulting in the issuance of 95,440,000 shares of common stock in the aggregate in connection with the Merger, representing approximately 97.8% of PMC Commercial’s outstanding shares of common stock.

All shares of PMC Commercial Common Stock that were outstanding immediately prior to the closing of the Merger continued to remain outstanding following the Acquisition Date.  In addition, stockholders of record of PMC

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

Commercial at the close of the business day prior to the Acquisition Date received a special cash dividend of $27.50 per share of common stock plus the pro-rata portion of PMC Commercial’s regular quarterly cash dividend accrued through the Acquisition Date, each of which was paid March 25, 2014.

The Merger was accounted for as a reverse acquisition under the acquisition method of accounting with CIM Urban considered to be the accounting acquirer based upon the terms of the Merger Agreement. Based on the determination that CIM Urban was the accounting acquirer in the transaction, CIM Urban allocated the purchase price to the fair value of PMC Commercial’s assets and liabilities as of the Acquisition Date.

Accordingly, the accompanying financial statements include (1) the historical financial information for CIM Urban for all periods presented, (2) the assets and liabilities of PMC Commercial acquired on March 11, 2014 and still owned or held by us in the consolidated balance sheets as of December 31, 2015 and 2014, respectively and (3) the results of PMC Commercial’s operations and cash flows in the consolidated statements of operations and cash flows from the Acquisition Date. The equity of CIM Commercial is the historical equity of CIM Urban retroactively restated to reflect the number of shares of stock issued by PMC Commercial pursuant to the Merger Agreement. In connection with the reverse acquisition, for purposes of presenting equity for CIM Commercial, the historical stockholders of PMC Commercial were deemed to have been issued 2,119,244 shares of Common Stock (2,226,509 shares of Common Stock, less 107,265 shares of treasury stock) on the Acquisition Date.

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

Purchase Price Allocation—As CIM Urban was the accounting acquirer in the business combination, it has allocated the purchase price to PMC Commercial’s individually identifiable assets acquired and liabilities assumed based on their estimated fair values on the Acquisition Date. A bargain purchase gain was recorded as of the Acquisition Date in the amount equal to the excess of the fair value of the identifiable net assets acquired over the total purchase price.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

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

In order to allow CIM Commercial to increase its focus on Class A and creative office investments, our board of directors (the “Board of Directors”) approved a plan for the lending segment that, when completed, will result in the deconsolidation of the lending segment. As a result, the lending segment is held for sale at December 31, 2015 and 2014 (see Note 7).

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

Unaudited Pro Forma Financial Information—The following unaudited pro forma consolidated results for the years ended December 31, 2014 and 2013 assume the Merger was completed as of January 1, 2013:

	Year Ended December 31,
	2014	2013
	(in thousands, except per share amounts)
Pro forma revenues (A)	$256,153	$235,813
Pro forma net income	$19,083	$22,837
Pro forma basic and diluted earnings per share	$0.20	$0.23

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

3.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

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

Investments in real estate are evaluated for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two of the impairment testing under GAAP is based on either the income approach with market discount rate, terminal capitalization rate and rental rate assumptions being most critical, or on the sales comparison approach to similar properties. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment of long‑lived assets was recognized during the years ended December 31, 2015, 2014 and 2013.

Cash and Cash Equivalents—Cash and cash equivalents include short-term liquid investments with initial maturities of three months or less.

Restricted Cash—The mortgage loan and hotel management agreements provide for depositing cash into restricted accounts reserved for property taxes, insurance, and capital expenditures.

Loans Receivable—Our loans receivable included in assets held for sale are carried at their unamortized principal balance less unamortized acquisition discounts and premiums, retained loan discounts and loan loss reserves.  For loans originated under the Small Business Administration’s (“SBA”) 7(a) Guaranteed Loan Program (“SBA 7(a) Program”), we sell the portion of the loan that is guaranteed by the SBA.  Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by us is valued on a fair value basis and a discount (the “Retained Loan Discount”) is recorded as a reduction in basis of the retained portion of the loan.

At the Acquisition Date, the carrying value of our loans was adjusted to estimated fair market value and acquisition discounts of $33,907,000 were recorded, which are being accreted to interest and other income, included in income from operations of assets held for sale, using the effective interest method. We sold substantially all of our commercial mortgage loans with unamortized acquisition discounts of $15,951,000 to an unrelated third party in December 2015 (see Note 7). Acquisition discounts of $3,274,000 remained as of December 31, 2015 which have not yet been accreted to income.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

We recognized interest income and fees related to the LAX Holiday Inn of $316,000 for the year ended December 31, 2013.  The note paid interest monthly at the London InterBank Offered Rate (“LIBOR”) plus 2.35%, with a LIBOR floor of 4.75%.  For the period from January 1, 2013, to October 8, 2013, the interest rate was 7.10%. On October 8, 2013, we submitted the highest bid at a foreclosure auction and took possession of the LAX Holiday Inn. The mortgage note’s investment basis was transferred to the property components at their relative fair values upon title transfer (see Note 4). Due to the borrower’s default, which made principal exposure likely but not certain, from February 2013 to October 2013, we accounted for the note under the non-accrual method.

On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers’ business models and future operations in accordance with Accounting Standards Codification (“ASC”) 450-20, Contingencies—Loss Contingencies, and ASC 310-10, Receivables. The allowance for loan losses on our impaired loans receivable increased by $328,000 during the year ended December 31, 2015. For the years ended December 31, 2014 and 2013, no impairments on our loans receivable were recorded. We establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, we establish the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.

Accounts Receivable—Accounts receivable are carried net of the allowances for uncollectible amounts. Management’s determination of the adequacy of these allowances is based primarily upon evaluation of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible accounts receivable was $751,000 and $388,000 as of December 31, 2015 and 2014, respectively.

Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred loan costs and deferred leasing costs. Deferred rent receivable is $58,612,000 and $53,622,000 at December 31, 2015 and 2014, respectively. Deferred loan costs, which represent legal and third‑party fees incurred in connection with our borrowing activities, are capitalized and amortized to interest expense on a straight-line basis over the life of the related loan, approximating the effective interest method. Deferred loan costs of $10,445,000 and $7,521,000 are presented net of accumulated amortization of $4,332,000 and $1,741,000 at December 31, 2015 and 2014, respectively. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs of $59,225,000 and $55,145,000 are presented net of accumulated amortization of $20,612,000 and $16,917,000 at December 31, 2015 and 2014, respectively.

Noncontrolling Interests—Noncontrolling interests represent the interests in various properties owned by third parties. During the year ended December 31, 2014, we paid $1,850,000 to redeem class B shares of subsidiary REITs.

Purchase Accounting for Acquisition of Investments in Real Estate—We apply the acquisition method to all acquired real estate investments. The purchase consideration of the real estate is recorded at fair value to the acquired tangible assets, consisting primarily of land, land improvements, building and improvements, tenant improvements, and furniture, fixtures, and equipment, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and tenant relationships and acquired ground leases, if any, based in each case on their respective fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land (or acquired ground lease if the land is subject to a ground

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

lease), land improvements, building and improvements, and tenant improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases, including leasing commissions, legal, and other related costs.

In allocating the purchase consideration of the identified intangible assets and liabilities of an acquired property, above-market, below-market, and in-place lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the remaining non-cancelable term of the lease, and for below-market leases, over a period equal to the initial term plus any below-market fixed-rate renewal periods. Acquired above-market and below-market leases are amortized and recorded to rental and other property income over the initial terms of the respective leases.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the estimated cost of operations during a theoretical lease-up period to replace in-place leases, including lost revenues and any unreimbursed operating expenses, plus an estimate of deferred leasing commissions for in-place leases. The value of in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written-off.

For hotels, an intangible value was assigned to the expected revenues from advance bookings, which were calculated based on discounted income, and to franchise affiliation, which were calculated based on the difference between the net projected income in the year of acquisition and an estimate of income without the franchise. Advance bookings were $0 at each of December 31, 2015 and 2014. Franchise affiliation fees were $561,000 and $955,000 at December 31, 2015 and 2014, respectively. Advance bookings are amortized over one to three years, and the franchise affiliation fee is amortized over 10 years. The franchise affiliation fee is fully amortized once the hotel is no longer affiliated with the franchise.

A tax abatement intangible asset was recorded for a property acquired in 2011, based on an approval for a property tax abatement, due to the location of the property. The tax abatement intangible is amortized over eight years. Tax abatement was $1,951,000 and $2,502,000 at December 31, 2015 and 2014, respectively.

Revenue Recognition—All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent.  If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us.  When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed.  When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. Lease incentives of $13,041,000 and $8,850,000 are presented net of accumulated amortization of $3,067,000 and $2,072,000 at December 31, 2015 and 2014, respectively.

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

In addition to minimum rents, certain leases provide for additional rents based upon varying percentages of tenants' sales in excess of annual minimums. Percentage rent is recognized once lessees' specified sales targets have been

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

met. Included in rental and other property income for the years ended December 31, 2015, 2014 and 2013, is $329,000,  $230,000 and $99,000, respectively, of percentage rent.

We derive parking revenues from leases with third-party operators. Our parking leases provide for additional rents based upon varying percentages of tenants’ sales in excess of annual minimums. Parking percentage rent is recognized once lessees’ specific sales targets have been met. Included in rental and other property income for the years ended December 31, 2015, 2014 and 2013, is $2,290,000,  $1,562,000 and $1,096,000, respectively, of parking percentage rent.

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

Premiums and Discounts on Debt— Premiums and discounts on debt are accreted or amortized on the effective interest method or on a straight-line basis over the respective term of the loan to interest expense, which approximates the effective interest method.

Stock-Based Compensation Plans—We had options outstanding and have issued and continue to issue restricted shares under stock-based compensation plans described more fully in Note 9. We use fair value recognition provisions to account for all awards granted, modified or settled.

Earnings per Share (“EPS”)—EPS is computed by dividing net income by the weighted-average number of shares outstanding.  Diluted EPS includes the dilutive effect, if any, of stock-based compensation awards.

Distributions to Stockholders—Distributions to stockholders are recorded on the ex-dividend date.

Assets Held for Sale and Discontinued Operations—We classify assets as held for sale, if material, when they meet the necessary criteria, which include: a) management commits to and actively embarks upon a plan to sell the assets, b) the assets to be sold are available for immediate sale in their present condition, c) the sale is expected to be completed within one year under terms usual and customary for such sales and d) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We believe that we meet these criteria when the plan for sale has been approved by the Board of Directors, there are no known significant contingencies related to the sale and management believes it is probable that the sale will be completed within one year.

Assets held for sale are recorded at the lower of cost or estimated fair value less cost to sell.  In addition, if we were to determine that the asset disposal associated with assets held for sale or disposed of represents a strategic shift, the revenues, expenses and net gain (loss) on dispositions would be recorded in discontinued operations for all periods presented through the date of the applicable disposition.

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

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are initially recorded in other comprehensive income (“OCI”), and are subsequently reclassified into earnings as a component of interest expense when the variability of cash flows of the hedged transaction affects earnings (e.g., when periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

derivative differ from the variability in the cash flows of the forecasted transaction) is recognized in current-period earnings as a component of interest expense. When an interest rate swap designated as a cash flow hedge no longer qualifies for hedge accounting, we recognize changes in fair value of the hedge previously deferred to accumulated other comprehensive income (“AOCI”), along with any changes in fair value occurring thereafter, through earnings. We classify cash flows from interest rate swap agreements as net cash provided from operating activities on the consolidated statements of cash flows as our accounting policy is to present the cash flows from the hedging instruments in the same category in the consolidated statements of cash flows as the category for the cash flows from the hedged items. See Note 12 for disclosures about our derivative financial instruments and hedging activities.

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

We have wholly-owned taxable REIT subsidiaries (“TRS’s”) which are subject to federal income taxes.  The income generated from the taxable REIT subsidiaries is taxed at normal corporate rates.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

We have established a policy on classification of penalties and interest related to audits of our federal and state income tax returns.  If incurred, our policy for recording interest and penalties associated with audits will be to record such items as a component of general and administrative expense or discontinued operations.  Penalties, if incurred, will be recorded in general and administrative expense or discontinued operations and interest paid or received will be recorded in interest expense or interest income, respectively, or discontinued operations in the consolidated statements of operations.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current period. We have reviewed all open tax years and concluded that the application of ASC 740 resulted in no material effect to our consolidated financial position or results of operations.

Consolidation Considerations for Our Investments in Real Estate—ASC 810‑10, Consolidation, addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights that would require the entity to be consolidated. We analyze our investments in real estate in accordance with this accounting standard to determine whether they are variable interest entities, and if so, whether we are the primary beneficiary. Our judgment with respect to our level of influence or control over an entity and whether we are the primary beneficiary of a variable interest entity involves consideration of various factors, including the form of our ownership interest, our voting interest, the size of our investment (including loans), and our ability to participate in major policy‑making decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our consolidated financial statements.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

Concentration of Credit Risk—Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents and interest rate swap agreements. We have our cash and cash equivalents on deposit with what we believe to be high-quality financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. We believe that the counterparties in our interest rate swap agreements are high-quality financial institutions. The credit quality of the counterparties is monitored on an ongoing basis.  Management routinely assesses the financial strength of its tenants and, as a consequence, believes that its accounts receivable credit risk exposure is limited.

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

Fair Value Measurements—The fair value of our financial assets and liabilities are disclosed in Note 13.

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

We disclose the fair value of our debt.  We determine the fair value of mortgage notes payable and junior subordinated notes by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market discount rate for our mortgage notes payable by obtaining period-end treasury rates for maturities that correspond to the maturities of our debt and then adding an appropriate credit spread.  These credit spreads take into account factors such as our credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt. The carrying value of our secured borrowings approximates fair value as they are based on current market interest rates.

We disclose the fair value of our loans receivable.  We determine the fair value of loans receivable subject to credit risk by performing a present value analysis for the anticipated future cash flows taking into consideration the lack of credit risk using an anticipated prepayment rate.

We estimate the fair value of our interest rate swaps by calculating the credit-adjusted present value of the expected future cash flows of each swap. The calculation incorporates the contractual terms of the derivatives, observable market interest rates, and credit risk adjustments, if any, to reflect the counterparty's as well as our own nonperformance risk.

The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, unsecured credit and term loan facilities, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at December 31, 2015 and 2014.

Segment Information—Segment information is prepared on the same basis that our management reviews information for operational decision-making purposes. We operate in the following business segments:  the acquisition, redevelopment, ownership, and management of (i) office real estate; (ii) multifamily real estate and (iii) hotels. We also

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

have the lending segment, which was added in connection with the Merger and is classified as held for sale at December 31, 2015 and 2014. The products for our office segment primarily include rental of office space and other tenant services, including tenant reimbursements, parking, and storage space rental. The products for our multifamily segment include rental of apartments and other tenant services. The products of our hotel segment include revenues generated from the operations of hotel properties, rental income generated from a garage located directly across the street from one of the hotels, and an investment in a note receivable secured by a hotel property, for the period from January 1, 2013 to October 8, 2013. The income from our lending segment, which includes income from the yield and other related fee income earned on our loans receivable, is included in discontinued operations.

Recently Issued Accounting Pronouncements—In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current GAAP by: placing more emphasis on risk of loss when determining a controlling financial interest; reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE); and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

In August 2015, the FASB issued ASU No. 2015-15, Interest–Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in the ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required under the ASU to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, the ASU requires the entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in the ASU should be applied prospectively to adjustments to provisional

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

amounts that occur after the effective date of the ASU with earlier adoption permitted for financial statements that have not been issued. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments–Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is designed to improve the recognition and measurement of financial instruments through targeted changes to existing GAAP. The ASU requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available-for-sale debt securities in combination with other deferred tax assets. In addition, the ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption by public entities to financial statements that have not yet been issued is permitted only for the provision related to instrument-specific credit risk. We are currently in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires a lessee to recognize only capital leases on the balance sheet, the new ASU will require a lessee to recognize both types of leases on the balance sheet. The lessor accounting will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.

4.  ACQUISITIONS AND DISPOSITIONS

The fair value of real estate acquired is recorded to the acquired tangible assets, consisting primarily of land, land improvements, building and improvements, tenant improvements, and furniture, fixtures, and equipment, and identified intangible assets and liabilities, consisting of the value of above‑market and below‑market leases, other value of in‑place leases and tenant relationships and acquired ground leases, if any, based in each case on their respective fair values. Loan premiums, in the case of above‑market rate loans, or loan discounts, in the case of below‑market rate loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

During 2015, we acquired a 100% fee-simple interest in a surface parking lot known as 2 Kaiser Plaza from an unrelated third party. The parking lot has approximately 44,642 square feet of land and is located in Oakland, California. The acquisition was funded with proceeds from our unsecured credit facility, and the acquired property is reported as part of the office segment (Note 19).

	Asset	Date of		Purchase
Property	Type	Acquisition	Square Feet	Price
				(in thousands)
2 Kaiser Plaza, Oakland, CA	Surface parking lot	August 26, 2015	44,642	$11,143

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

During 2015, we sold a 100% fee-simple interest in Civic Center located at 500 West Santa Ana Boulevard, Santa Ana, California to an unrelated third party.

	Asset	Date of		Sales	Gain on
Property	Type	Sale	Square Feet	Price	Sale
				(in thousands)
500 West Santa Ana Boulevard, Santa Ana, CA	Office	November 19, 2015	37,116	$8,050	$3,092

Acquisitions during 2014, funded with proceeds from drawdowns on our unsecured credit facilities, consisted of the following:

	Asset	Date of	Number	Rentable	Purchase
Property	Type	Acquisition	of Buildings	Square Feet	Price
					(in thousands)
4750 Wilshire Boulevard, Los Angeles, CA (1)	Office	April 18, 2014	1	143,361	$44,936
Lindblade Media Center, Los Angeles, CA (2)	Office	October 21, 2014	3	32,428	$18,500

(1)	100% fee-simple interest in an office building built in 1984 and renovated in 2014, located in the Mid-Wilshire submarket of Los Angeles, California.
(2)

100% fee-simple interest in a portfolio of creative office buildings located in the West Los Angeles submarket of Los Angeles, California.  Two of the buildings were built in 1930 and the third was built in 1957. The buildings were renovated in 2010.

In October 2013, we foreclosed on the LAX Holiday Inn, a select service hotel, and acquired a 100% fee-simple interest. A subsidiary of CIM Commercial was the first-mortgage lender of the note secured by the hotel. The income and expenses related to the first-mortgage on the LAX Holiday Inn are included in the consolidated statements of operations up until the date we took possession of the hotel. Built in 1973, this hotel has 405 rooms and is located in the LAX submarket of Los Angeles, California.

In addition, on February 2, 2016, we sold a 100% fee-simple interest in Courtyard Oakland located in Oakland, California to an unrelated third party for $43,800,000 and recognized a gain of approximately $24,700,000.

The results of the operations of the properties acquired have been included in the consolidated statements of operations from the date of acquisition. The fair value of the assets acquired and liabilities assumed for the above-noted acquisitions during the years ended December 31, 2015, 2014, and 2013, respectively, are as follows:

	Year Ended December 31,
	2015 (1)	2014 (1)	2013 (1)
	(in thousands)
Land	$10,931	$22,975	$15,662
Land improvements	110	535	436
Buildings and improvements	—	38,821	20,256
Tenant improvements	—	1,197	—
Furniture, fixtures, and equipment	—	—	2,481
Advance bookings	—	—	251
Working capital	—	—	1,014
Acquired in-place leases (2)	102	2,396	—
Acquired below-market leases (3)	—	(2,488)	—
Note receivable	—	—	(40,100)
Net assets acquired	$11,143	$63,436	$—

(1)

The purchase price of the acquisitions and the LAX Holiday Inn foreclosure completed during the years ended December 31, 2015, 2014 and 2013, respectively, were individually less than 5% and in aggregate less than 10% of our total assets as of December 31, 2015, 2014 and 2013, respectively.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

(2)	In‑place leases have a weighted average amortization period of 3.0 years and 5.1 years for the 2015 and 2014 acquisitions, respectively.
(3)	Below‑market leases have a weighted average amortization period of 5.0 years for the 2014 acquisitions.

Acquisition related expenses of $107,000 and $491,000 were expensed as incurred during the years ended December 31, 2015 and 2014, respectively. Foreclosure related expenses of $1,393,000 related to the LAX Holiday Inn foreclosure were expensed as incurred during the year ended December 31, 2013.

Abandoned project costs of $486,000 and $132,000 were expensed as incurred during the years ended December 31, 2015 and 2014, respectively.

5.  INVESTMENTS IN REAL ESTATE

Investments in real estate consist of the following:

	December 31,
	2015	2014
	(in thousands)
Land	$363,612	$354,035
Land improvements	26,747	28,071
Buildings and improvements	1,506,962	1,501,603
Furniture, fixtures, and equipment	9,720	10,875
Tenant improvements	146,205	131,446
Work in progress	8,126	10,764
Investments in real estate	2,061,372	2,036,794
Accumulated depreciation	(369,661)	(320,857)
Net investments in real estate	$1,691,711	$1,715,937

For the years ended December 31, 2015, 2014, and 2013, we recorded depreciation expense of $61,915,000,  $58,635,000, and $58,013,000, respectively.

6.  OTHER INTANGIBLE ASSETS

A schedule of our intangible assets and liabilities and related accumulated amortization and accretion as of December 31, 2015 and 2014, is as follows:

	Assets					Liabilities
	Acquired	Acquired		Franchise	Acquired	Acquired
	Above-Market	In-Place	Tax	Affiliation	Below-Market	Below-Market
December 31, 2015	Leases	Leases	Abatement	Fee	Ground Lease	Leases
	(in thousands)
Gross balance	$966	$21,398	$4,273	$3,936	$11,685	$(19,722)
Accumulated amortization	(843)	(16,943)	(2,322)	(3,375)	(1,422)	13,636
	$123	$4,455	$1,951	$561	$10,263	$(6,086)
Average useful life (in years)	7	8	8	10	84	8

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

	Assets					Liabilities
	Acquired	Acquired		Franchise	Acquired	Acquired
	Above-Market	In-Place	Tax	Affiliation	Below-Market	Below-Market
December 31, 2014	Leases	Leases	Abatement	Fee	Ground Lease	Leases
	(in thousands)
Gross balance	$2,402	$22,680	$4,273	$3,936	$11,685	$(20,333)
Accumulated amortization	(2,039)	(16,470)	(1,771)	(2,981)	(1,282)	11,676
	$363	$6,210	$2,502	$955	$10,403	$(8,657)
Average useful life (in years)	7	8	8	10	84	8

The amortization of the above‑market leases which decreased rental and other property income was $240,000,  $602,000 and $888,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  The amortization of the below‑market leases included in rental and other property income was $2,571,000,  $2,631,000 and $3,058,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  The amortization of in‑place leases included in depreciation and amortization expense was $1,857,000,  $2,368,000 and $3,368,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  Included in depreciation and amortization expense is franchise affiliation fee amortization of $394,000 for each of the years ended December 31, 2015, 2014 and 2013.  The amortization of advance bookings included in depreciation and amortization expense was $0,  $190,000 and $61,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  Tax abatement amortization of $551,000 for each of the years ended December 31, 2015, 2014 and 2013, and the amortization of below‑market ground lease obligation of $140,000 for each of the years ended December 31, 2015, 2014 and 2013, are included in rental and other property operating expenses.

A schedule of future amortization and accretion of acquisition related intangible assets and liabilities as of December 31, 2015, is as follows:

	Assets					Liabilities
	Acquired	Acquired		Franchise	Acquired	Acquired
	Above-Market	In-Place	Tax	Affiliation	Below-Market	Below-Market
Years Ending December 31,	Leases	Leases	Abatement	Fee	Ground Lease	Leases
	(in thousands)
2016	$88	$1,380	$551	$561	$140	$(2,502)
2017	26	949	551	—	140	(2,399)
2018	9	689	551	—	140	(963)
2019	—	488	298	—	140	(222)
2020	—	178	—	—	140	—
Thereafter	—	771	—	—	9,563	—
	$123	$4,455	$1,951	$561	$10,263	$(6,086)

7.  DISCONTINUED OPERATIONS

We have reflected the lending segment, which was acquired on the Acquisition Date as disclosed in Note 2, as held for sale at December 31, 2015 and 2014, based on a plan approved by the Board of Directors to sell the lending segment that, when completed, will result in the deconsolidation of the lending segment.  During July 2015, to maximize value, we modified our strategy from a strategy of selling the lending segment as a whole to a strategy of soliciting buyers for components of the business.  This change in the sale methodology resulted in the need to extend the period to complete the sale of the lending segment beyond one year. In connection with our plan, we have expensed transaction costs of $675,000 and $473,000 as incurred during the years ended December 31, 2015 and 2014, respectively.

In December 2015, pursuant to the modified plan, we sold substantially all of our commercial mortgage loans to an unrelated third party. We are continuing our efforts and are actively soliciting the sale of the remainder of the lending segment. We recognized a gain of $5,151,000 relating to the sale of our commercial mortgage loans, which is included in discontinued operations. Our gain was computed as follows:

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

(in thousands)
Proceeds received	$84,928
Less: Carrying value of commercial mortgage loans (1)	(77,121)
Gain on sale before transaction costs	7,807
Transaction costs (2)	(2,656)
Gain on disposition of assets held for sale	$5,151

(1)	Includes unamortized acquisition discounts of $15,951,000 as of the date of sale.
(2)

Transaction costs include $1,638,000 paid to CIM SBA Staffing, LLC, an affiliate of CIM Group, for reimbursement of costs in connection with the sale of substantially all of our commercial mortgage loans to an unrelated third party.

The following is a reconciliation of the carrying amounts of assets and liabilities that are classified as held for sale on the consolidated balance sheet as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Assets held for sale
Loans receivable, net	$103,440	$189,052
Cash and cash equivalents	15,936	9,937
Restricted cash	819	916
Accounts receivable and interest receivable, net	691	738
Other intangible assets	2,957	2,957
Other assets	5,149	5,199
Total assets held for sale	$128,992	$208,799
Liabilities associated with assets held for sale
Debt	$47,121	$41,901
Accounts payable and accrued expenses	2,302	2,709
Other liabilities	3,317	5,181
Total liabilities associated with assets held for sale	$52,740	$49,791

Loans receivable,  net consist of the following:

	December 31,
	2015	2014
	(in thousands)
Commercial mortgage loans	$3,511	$108,864
SBA 7(a) loans, subject to secured borrowings	36,574	41,328
SBA 7(a) loans	43,096	38,707
Commercial real estate loan, subject to secured borrowing	20,408	—
Loans receivable	103,589	188,899
Deferred capitalized costs, net	406	292
Loan loss reserves	(555)	(139)
Net loans receivable	$103,440	$189,052

Commercial Mortgage Loans —Represents loans to small businesses collateralized by first liens on the real estate of the related business.

SBA 7(a) Loans, Subject to Secured Borrowings —Represents the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as “secured borrowings—government guaranteed loans.”  There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

SBA 7(a) Loans —Represents the non-government guaranteed retained portion of loans originated under the SBA 7(a) Program and the government guaranteed portion of loans that have not yet been fully funded or sold.

Commercial Real Estate Loan, Subject to Secured Borrowing—Represents a mezzanine loan secured by an indirect ownership interest in an entity that either directly or indirectly owns parcels of commercial real estate.  The loan has a variable interest rate.

Debt consists of the following:

	December 31,
	2015	2014
	(in thousands)
Secured Borrowings—Government Guaranteed Loans:
Secured borrowing principal on SBA 7(a) loans sold for a premium and excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 3.90% and 3.92% at December 31, 2015 and 2014, respectively	$29,481	$33,654
Secured borrowing principal on loans sold for excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 1.58%	4,947	5,085
	34,428	38,739
Unamortized premiums on loans sold for a premium and excess spread	2,693	3,162
Total Secured Borrowings—Government Guaranteed Loans	37,121	41,901

Secured Borrowing—Commercial Real Estate Loan:
Secured borrowing based on 49% of the principal on a commercial real estate loan with a variable rate, reset monthly, based on 30-day LIBOR and a current coupon rate of 9.77% at December 31, 2015. The secured borrowing matures on March 1, 2017.	10,000	—
Total Secured Borrowings	$47,121	$41,901

Secured Borrowings—Represents sold loans which are treated as secured borrowings since the loan sales did not meet the derecognition criteria provided for in ASC 860-30, Secured Borrowing and Collateral. To the extent secured borrowings are for government guaranteed loans, they may include cash premiums which are included in secured borrowings and amortized as a reduction to interest expense over the life of the loan using the effective interest method and fully amortized when the loan is repaid in full.

Future principal payments on our lending segment debt (face value) at December 31, 2015 are as follows:

Secured
Years Ending	Borrowings
December 31,	Principal(1)
(in thousands)
2016	$1,172
2017	11,213
2018	1,253
2019	1,297
2020	1,343
Thereafter	28,150
$44,428

(1)

Principal payments are generally dependent upon cash flows received from the underlying loans.  Our estimate of their repayment is based on scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan liquidations or charge‑offs.  No payment is due unless payments are received from the borrowers on the underlying loans.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

The following is the detail of income from operations of assets held for sale classified as discontinued operations on the consolidated statement of operations:

		From the Acquisition
	Year Ended	Date through
	December 31, 2015	December 31, 2014
	(in thousands)

Revenue - Interest and other income	$23,065	$18,910

Expenses:
Interest expense	977	1,177
Fees to related party (1)	4,627	—
General and administrative (1)	1,527	4,472
Provision for income taxes	806	623
Total Expenses	7,937	6,272
Income from operations of assets held for sale	15,128	12,638
Gain on disposition of assets held for sale	5,151	—
Net income from discontinued operations	$20,279	$12,638

(1)

Salaries and related benefits of $3,530,000 were included in general and administrative expense for the period from the Acquisition Date through December 31, 2014 while, as a result of the transfer of substantially all our lending segment employees to an affiliate (see Note 14), such expenses were included in fees to related party for the year ended December 31, 2015.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

8.  DEBT

Information on our debt is as follows:

	December 31,
	2015	2014
	(in thousands)
Mortgage loan with a fixed interest rate of 7.66% per annum, with monthly payments of principal and interest. The loan had a 20-year amortization schedule with a $25,324,000 balance due on December 1, 2015. The loan was nonrecourse. The loan was paid in full in September 2015.	$—	$26,783
Mortgage loan with a fixed interest rate of 4.50% per annum, with monthly payments of interest only for 10 years, and payments of interest and principal starting in February 2022. The loan has a $42,008,000 balance due on January 5, 2027. The loan is nonrecourse.	46,000	46,000
Mortgage loan with a fixed interest rate of 5.56% per annum, with monthly payments of principal and interest. The loan had a 10-year amortization schedule with a $12,288,000 balance due on July 1, 2015. The loan was nonrecourse. The loan was paid in full in April 2015.	—	12,442
Mortgage loan with a fixed interest rate of 6.65% per annum, with monthly payments of principal and interest. The loan has a 25-year amortization schedule with a $21,136,000 balance due on July 15, 2018. The loan is nonrecourse.	29,201	32,070
Mortgage loan with a fixed interest rate of 5.06% per annum, with monthly payments of principal and interest, and a balance of $33,068,000 due on September 1, 2015. The loan was nonrecourse. The loan was paid in full in September 2015.	—	33,734
Mortgage loans with a fixed interest rate of 5.39% per annum, with monthly payments of principal and interest, and a balance of $35,695,000 due on March 1, 2021. The loans are nonrecourse.	39,846	40,526
Mortgage loan with a fixed interest rate of 5.18% per annum, with monthly payments of principal and interest, and a balance of $26,232,000 due on June 5, 2021. The loan is nonrecourse.	29,744	30,292
	144,791	221,847
Premiums and discounts on assumed mortgages	1,178	1,961
Total Mortgages Payable	145,969	223,808
Junior subordinated notes with a variable interest rate which resets quarterly based on the 90-day LIBOR plus 3.25%, with quarterly interest only payments. Balance due at maturity on March 30, 2035.	27,070	27,070
Unsecured term loan facility	385,000	—
Unsecured credit facility	107,000	360,000
	519,070	387,070
Discount on junior subordinated notes	(2,091)	(2,164)
Total Other	516,979	384,906
Total Debt	$662,948	$608,714

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

 In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed‑draw term loan. The credit facility can be increased to $1,150,000,000 under certain conditions. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at (i) the base rate, plus 0.20% to 1.00% or (ii) LIBOR plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bear interest at (i) the base rate, plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. The

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The delayed-draw term loan was also subject to an unused line fee of 0.25%. The credit facility matures in September 2016 and provides for two one‑year extension options under certain conditions. We intend to either exercise the extension option or identify alternative funding options at debt maturity. As of December 31, 2015 and 2014, $107,000,000  ($0 under the revolver and $107,000,000 under the term loans) and $360,000,000  ($35,000,000 under the revolver and $325,000,000 under the term loans), respectively, was outstanding under the credit facility and $450,000,000 and $490,000,000, respectively, was available for future borrowings. Proceeds from the unsecured credit facility were used for acquisitions and general corporate purposes, and to repay mortgage loans and outstanding balances under our prior unsecured credit facilities. At December 31, 2015, the interest rate on this unsecured credit facility was 1.57%, while at December 31, 2014, the interest rate ranged from 1.31% to 1.37%.

In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $385,000,000. The term loan facility ranks pari passu with CIM Commercial’s $850,000,000 credit facility described above; covenants under the term loan facility are substantially the same as those in the $850,000,000 credit facility. Outstanding advances under the term loan facility bear interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio. The unused portion of the term loan facility was also subject to an unused fee of 0.20%. With some exceptions, any prepayment of the term loan facility prior to May 2017 will be subject to a prepayment fee up to 2% of the outstanding principal amount. The term loan facility matures in May 2022. On November 2, 2015, $385,000,000 was drawn under the term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. At December 31, 2015, the interest rate on this unsecured term loan facility was 1.84%. The interest rate of the loan has been effectively converted to a fixed rate of 3.16% until May 8, 2020 through interest rate swaps (see Note 12).

At December 31, 2015 and 2014, we were in compliance with all of our respective financial covenants.

On April 1, 2015, we paid off a mortgage with an outstanding balance of $12,364,000 using the unsecured credit facility. In addition, on September 1, 2015, we paid off two mortgages with a combined outstanding balance of $58,873,000 using the unsecured credit facility.

At December 31, 2015 and 2014, accrued interest and unused commitment fees payable of $1,688,000 and $967,000, respectively, are included in accounts payable and accrued expenses.

Future principal payments on our debt (face value) at December 31, 2015 are as follows:

Years Ending	Mortgages
December 31,	Payable	Other (1)	Total
	(in thousands)
2016	$4,354	$107,000	$111,354
2017	4,642	—	4,642
2018	24,300	—	24,300
2019	1,519	—	1,519
2020	1,596	—	1,596
Thereafter	108,380	412,070	520,450
	$144,791	$519,070	$663,861

(1)	Represents the junior subordinated notes, and unsecured credit and term loan facilities.

9.  STOCK‑BASED COMPENSATION PLANS

The 2005 Equity Incentive Plan, which expired in June 2015, permitted the grant of options to our employees, executive officers and Board of Directors and restricted stock to our executive officers and Board of Directors for up to 300,000 shares of Common Stock, as amended.  At December 31, 2014, we had options outstanding under the plan which were forfeited on January 31, 2015.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

On May 6, 2015, our stockholders approved the 2015 Equity Incentive Plan which permits the grant of restricted shares to our non-employee Board of Directors and employees for up to 400,000 shares of common stock.

Options—Option awards are granted with an exercise price equal to the market price of Common Stock at the date of grant and vest immediately upon grant with five-year contractual terms.  A summary of the status of our stock options as of December 31, 2015 and 2014 and the changes during the years ended are as follows:

2015
	Number of	Weighted
	Shares	Average
	Underlying	Exercise
	Options	Prices
Outstanding, January 1	17,050	$20.46
Granted	—	—
Exercised	—	—
Forfeited	(17,050)	$20.46
Outstanding and exercisable, December 31	—

	2014
	Number of	Weighted
	Shares	Average
	Underlying	Exercise
	Options	Prices
Outstanding, March 11 (Acquisition Date)	19,700	$13.96
Granted	11,850	$23.16
Exercised	(14,500)	$13.83
Outstanding and exercisable, December 31	17,050	$20.46
Weighted-average fair value per share of stock options granted during the year	$0.66

Effective January 31, 2015, all 17,050 outstanding options were forfeited in accordance with the plan. No stock options were outstanding as of December 31, 2015. We recorded compensation expense of $0 and $8,000 during the years ended December 31, 2015 and 2014, respectively, related to the option grant.

Restricted Shares—A summary of our restricted shares as of December 31, 2015 and 2014 and the changes during the years ended is as follows:

	2015
		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
Balance, January 1	7,334	$21.32
Granted	8,000	$17.81
Vested	(7,332)	$17.82
Balance, December 31	8,002	$18.27

	2014
		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
Balance, March 11 (Acquisition Date)	—
Granted	8,000	$21.42
Vested	(666)	$22.54
Balance, December 31	7,334	$21.32

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

On March 11, 2014, we granted awards of 2,000 restricted shares of Common Stock to each of the independent members of the Board of Directors (6,000 in aggregate) which awards were effective upon the receipt of stockholder approval of the amendment of the 2005 Equity Incentive Plan on April 28, 2014.  The shares of Common Stock vested in March 2015 based on a year of continuous service. In April 2015, an additional 2,000 restricted shares of Common Stock were granted to each of the independent members of the Board of Directors (6,000 in aggregate) under the 2015 Equity Incentive Plan, which will vest over a year of continuous service. Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period. We recorded compensation expense of $113,000 and $95,000 for the years ended December 31, 2015 and 2014, respectively, related to these restricted shares of Common Stock.

We issued to two of our executive officers an aggregate of 2,000 shares of Common Stock on May 6, 2014 and an aggregate of 2,000 shares of Common Stock on March 6, 2015. The restricted shares of Common Stock vest based on two years of continuous service with one‑third of the shares of Common Stock vesting immediately upon issuance and one‑third vesting at the end of each of the next two years from the date of issuance. Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period. We recognized compensation expense of $39,000 and $29,000 for the years ended December 31, 2015 and 2014, respectively, related to these restricted shares of Common Stock.

As of December 31, 2015, there was $37,000 of total unrecognized compensation expense related to shares of Common Stock which will be recognized over the next year. The estimated fair value of restricted shares vested during 2015 and 2014 was $131,000 and $15,000, respectively.

10.  EARNINGS PER SHARE (“EPS”)

The computations of basic EPS are based on our weighted average shares outstanding. The basic weighted average shares of common stock outstanding were 97,588,000 and 97,173,000 for the years ended December 31, 2015 and 2014, respectively.  For the years ended December 31, 2015 and 2014, the diluted weighted average shares of common stock outstanding were increased by 0 and 3,000 shares, respectively, to reflect the dilutive effect of stock options.  Not included in the computation of diluted EPS were outstanding options to purchase 11,850 shares of Common Stock for the year ended December 31, 2014, because the options’ exercise prices were greater than the average market price of the shares. EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods.

For purposes of calculating basic EPS for the year ended December 31, 2013, the approximately 65,000,000 shares of preferred stock issued in connection with the Merger were assumed to have been converted into 91,040,000 shares of Common Stock. As of the Acquisition Date, a subsidiary of CIM REIT had agreed to vote its 97.8% post‑Merger ownership of CIM Commercial in favor of an increase in the number of authorized CIM Commercial shares of Common Stock to one billion (200,000,000 after giving effect to the reverse stock split), thereby satisfying the condition for the automatic conversion of these shares. The actual conversion of the shares of preferred stock to shares of Common Stock occurred on April 29, 2014.

11.  DIVIDENDS DECLARED

Dividends declared during the years ended December 31, 2015 and 2014 consisted of the following:

On March 6, 2015, June 12, 2015, September 14, 2015 and December 10, 2015, we declared common share dividends of $0.21875 per share of Common Stock which were paid on March 27, 2015, June 29, 2015, September 30, 2015 and December 29, 2015, respectively.

CIM Urban paid a distribution of $16,100,000 in 2014 prior to the Acquisition Date ($0.1685 per share of Common Stock, as converted).

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

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

On June 12, 2014, September 12, 2014 and December 9, 2014, we declared common share dividends of $0.21875 per share of Common Stock which were paid on June 27, 2014, September 29, 2014 and December 29, 2014, respectively.

On March 8, 2016, we declared a common share dividend of $0.21875 per share of Common Stock, to be paid on March 29, 2016 to stockholders of record on March 21, 2016.

In addition, dividends of $59,286,000 ($27.975 per share of Common Stock) were paid to the PMC Commercial stockholders in connection with the Merger, which includes the $27.50 per share of Common Stock special dividend plus the $0.475 pro rata portion of PMC Commercial’s regular quarterly cash dividend.

12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Hedges of Interest Rate Risk

In order to manage financing costs and interest rate exposure related to our $385,000,000 unsecured term loan facility (see Note 8), on August 13, 2015, we entered into interest rate swap agreements with multiple counterparties. These swap agreements became effective on November 2, 2015. Each of our interest rate swap agreements meets the criteria for cash flow hedge accounting treatment and we have designated the interest rate swap agreements as cash flow hedges of the risk of variability attributable to changes in the one-month LIBOR on the term loan facility. Accordingly, the interest rate swaps are recorded on the consolidated balance sheets at fair value and the changes in the fair value of the swaps are recorded in OCI and reclassified to earnings as an adjustment to interest expense as interest becomes receivable or payable (see Note 3). We do not expect any significant losses from counterparty defaults related to our swap agreements.

Summary of Derivatives

The following table sets forth the key terms of our interest rate swap contracts:

Number of Interest Rate Swaps (1) (2)	Total Notional Amount	Fixed Rates	Floating Rate Index	Effective Date	Expiration Date
	(in thousands)
10	$385,000	1.559% - 1.569%	One-Month LIBOR	11/2/2015	5/8/2020

(1)	See Note 13 for our fair value disclosures.
(2)	Our interest rate swaps are not subject to master netting arrangements.

These swaps hedge the future cash flows of interest payments on our $385,000,000 unsecured term loan facility by fixing the rate until May 8, 2020 at a weighted average rate of 1.563% plus the credit spread, which was 1.60% at December 31, 2015, or an all-in rate of 3.16%.

Credit-Risk-Related Contingent Features

Each of our interest rate swap agreements contains a provision under which we could also be declared in default under such agreements if we default on the term loan facility. As of December 31, 2015, there have been no events of default under our interest rate swap agreements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

Impact of Hedges on AOCI and Consolidated Statements of Operations

The changes in the balance of each component of AOCI related to our interest rate swaps designated as cash flow hedges are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)

Accumulated other comprehensive income (loss), at beginning of period	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(3,381)	—	—
Amounts reclassified from accumulated other comprehensive income (loss) (1)	862	—	—
Net current period other comprehensive income (loss)	(2,519)	—	—
Accumulated other comprehensive income (loss), at end of period	$(2,519)	$—	$—

(1)	The amounts from AOCI are reclassified as an increase to interest expense in the statements of operations.

Future Reclassifications from AOCI

We estimate that $4,364,000 related to our derivatives designated as cash flow hedges will be reclassified out of AOCI as an increase to interest expense during the next twelve months.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Our derivative financial instruments (see Note 12) are measured at fair value on a recurring basis and are presented on the balance sheet at fair value, on a gross basis, excluding accrued interest. The table below presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets:

	December 31,			Balance Sheet
	2015	2014	Level	Location
	(in thousands)
Liabilities:
Interest rate swaps	$2,519	$—	2	Other liabilities

Interest Rate Swaps –We estimate the fair value of our interest rate swaps by calculating the credit-adjusted present value of the expected future cash flows of each swap. The calculation incorporates the contractual terms of the derivatives, observable market interest rates which we consider to be Level 2 inputs, and credit risk adjustments, if any, to reflect the counterparty's as well as our own nonperformance risk.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on our consolidated balance sheets were as follows:

	December 31, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Level
	(in thousands)
Assets held for sale:
Loans receivable subject to credit risk	$46,456	$46,697	$147,648	$154,252	3
SBA 7(a) loans receivable, subject to secured borrowings	36,646	37,121	41,404	41,901	3
Commercial real estate loan, subject to secured borrowing	20,338	20,408	—	—	3
Liabilities:
Secured borrowings, included in liabilities associated with assets held for sale	47,121	47,121	41,901	41,901	3
Junior subordinated notes	24,979	25,046	24,906	24,877	3
Mortgages payable	145,969	147,516	223,808	231,806	3
Unsecured credit facility	107,000	107,000	360,000	360,000	3
Unsecured term loan facility	385,000	385,000	—	—	3

Management’s estimation of the fair value of our financial instruments other than our interest rate swaps is based on a Level 3 valuation in the fair value hierarchy established for disclosure of how a company values its financial instruments. In general, quoted market prices from active markets for the identical financial instrument (Level 1 inputs), if available, should be used to value a financial instrument. If quoted prices are not available for the identical financial instrument, then a determination should be made if Level 2 inputs are available. Level 2 inputs include quoted prices for similar financial instruments in active markets for identical or similar financial instruments in markets that are not active (i.e., markets in which there are few transactions for the financial instruments, the prices are not current, price quotations vary substantially, or in which little information is released publicly). There is limited reliable market information for our financial instruments other than our interest rate swaps and we utilize other methodologies based on unobservable inputs for valuation purposes since there are no Level 1 or Level 2 inputs available. Accordingly, Level 3 inputs are used to measure fair value.

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

Loans Receivable Subject to Credit Risk—Loans receivable were initially recorded at estimated fair value at the Acquisition Date.  Loans receivable originated subsequent to the Acquisition Date are recorded at cost upon origination and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions.   At December 31, 2015, our assumptions included discount rates ranging from 8.00% to 12.75% and a prepayment rate of 15.00%.  At December 31, 2014, our assumptions included discount rates ranging from 5.90% to 14.90% and a prepayment rate of 15.00%.

SBA 7(a) Loans Receivable, Subject to Secured Borrowings—These loans receivable represent the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings – government guaranteed loans (a liability associated with assets held for sale on our consolidated balance sheets (Note 7)).  There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.  In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows taking into consideration the lack of credit risk and using a prepayment rate of 15.00% at both December 31, 2015 and 2014.

Commercial Real Estate Loan, Subject to Secured Borrowing—In order to determine the estimated fair value of our commercial real estate loan receivable which consists of a mezzanine loan, we use a present value technique for the

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

anticipated future cash flows using certain assumptions including a discount rate of 9.77%.  For the purpose of fair value determination, there is no prepayment anticipated and no potential credit deterioration anticipated on this loan at December 31, 2015.

Secured Borrowings—The carrying amount of secured borrowings approximates fair value, as the interest rates on these secured borrowings approximate current market interest rates, and includes the unamortized deferred cash premiums collected on the sale of certain portions of the related loans, which are included in liabilities associated with assets held for sale.

Junior Subordinated Notes—The fair value of the junior subordinated notes is estimated based on current interest rates available for debt instruments with similar terms.  Discounted cash flow analysis is generally used to estimate the fair value of our junior subordinated notes.  The rate used was 4.44% and 3.83% at December 31, 2015 and 2014, respectively.

Unsecured Credit and Term Loan Facilities—The carrying amount is a reasonable estimation of fair value as the interest rates on the unsecured credit and term loan facilities are variable and are at current market interest rates.

Mortgages Payable—The fair values of mortgages payable are estimated based on current interest rates available for debt instruments with similar terms. The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 4.42% to 4.72% and 3.92% to 4.12% at December 31, 2015 and 2014, respectively.

14.   RELATED‑PARTY TRANSACTIONS

In May 2005, CIM Urban and CIM Urban REIT Management L.P., each an affiliate of CIM REIT and CIM Group, entered into an Investment Management Agreement, pursuant to which CIM Urban engaged CIM Urban REIT Management L.P. to provide investment advisory services to CIM Urban. In December 2015, CIM Investment Advisors, LLC, an affiliate of CIM REIT and CIM Group, registered with the SEC as an investment adviser and, in connection with such registration, CIM Urban entered into a new Investment Management Agreement with CIM Investment Advisors, LLC, on terms substantially similar to those in the previous Investment Management Agreement, pursuant to which CIM Urban engaged CIM Investment Advisors, LLC to provide investment advisory services, and the previous Investment Management Agreement was terminated. “Advisor” refers to CIM Urban REIT Management L.P. prior to December 10, 2015 and to CIM Investment Advisors, LLC on and after December 10, 2015.

CIM Urban pays asset management fees to the Advisor on a quarterly basis in arrears. The fee is calculated as a percentage of the daily average adjusted fair value of CIM Urban’s investments, as defined, as follows:

Daily Average Adjusted Fair Value of
CIM Urban's Investments		Quarterly Fee
From Greater of	To and Including	Percentage
(in thousands)
$—	$500,000	0.2500%
500,000	1,000,000	0.2375%
1,000,000	1,500,000	0.2250%
1,500,000	4,000,000	0.2125%
4,000,000	20,000,000	0.1000%

The Advisor earned asset management fees of $24,882,000,  $23,223,000 and $21,767,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  At December 31, 2015 and 2014, asset management fees of $6,260,000 and $5,867,000, respectively, were due to the Advisor.

CIM Management, Inc. and certain of its affiliates (collectively, the “CIM Management Entities”), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $5,814,000, $5,284,000 and $4,828,000 for the years ended December 31, 2015, 2014 and 2013,

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

respectively.  CIM Urban also reimbursed the CIM Management Entities $8,319,000, $7,369,000 and $5,082,000 during the years ended December 31, 2015, 2014 and 2013, respectively, for the cost of on‑site personnel incurred on behalf of CIM Urban, which is included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $697,000, $1,904,000 and $537,000 for the years ended December 31, 2015, 2014, and 2013, respectively, which were capitalized to deferred charges.  In addition, the CIM Management Entities earned construction management fees of $1,055,000, $566,000 and $834,000 for the years ended December 31, 2015, 2014 and 2013, respectively, which were capitalized to investments in real estate.

At December 31, 2015 and 2014, fees payable and expense reimbursements due to the CIM Management Entities of $2,230,000 and $2,518,000, respectively, are included in due to related parties. Also included in due (from) to related parties as of December 31, 2015 and 2014,  was ($274,000) and $76,000, respectively, due (from) to the CIM Management Entities and related parties.

On the Acquisition Date, pursuant to the terms of the Merger Agreement, CIM Commercial and its subsidiaries entered into the Master Services Agreement (the “Master Services Agreement”) with CIM Service Provider, LLC (the “Manager”), an affiliate of CIM Group, pursuant to which the Manager agrees to provide or arrange for other service providers to provide management and administration services to CIM Commercial and its subsidiaries following the Merger. Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the manager of Urban Partners GP, LLC. Under the Master Services Agreement, CIM Commercial pays a base service fee (the “Base Service Fee”) to the Manager initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears.  Based on the annual escalation factor, the Base Service Fee for 2015 was $1,010,000.  The Base Service Fee began to accrue on the Acquisition Date and was pro-rated based on the number of days during the first quarter in which the Master Services Agreement was in effect. For the years ended December 31, 2015 and 2014, the Manager earned a Base Service Fee of $1,010,000 and $806,000, respectively.  In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation and/or reimbursements for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee.  During the years ended December 31, 2015 and 2014, such services performed by the Manager included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources and corporate communications. The Manager’s compensation is based on the salaries and benefits of the employees of the Manager and/or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries).  For the years ended December 31, 2015 and 2014, we expensed $2,993,000 and $1,193,000 for such services, respectively.  At December 31, 2015  and 2014, $1,256,000 and $725,000 was due to the Manager, respectively, for such services.

As of January 1, 2015, substantially all of our lending segment employees moved to CIM SBA Staffing, LLC (“CIM SBA”), an affiliate of CIM Group, except for two of our officers, who became jointly employed by us and CIM SBA and their employment agreements with us continue in full force and effect. In connection with this move, on January 1, 2015, we entered into a Staffing and Reimbursement Agreement with CIM SBA and our subsidiary, PMC Commercial Lending, LLC, which provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing such personnel and resources. For the year ended December 31, 2015, we incurred expenses related to services subject to reimbursement by us under this agreement of $4,627,000, which are included in discontinued operations and $434,000, which are included in asset management and other fees to related parties. In addition, we expensed $1,638,000 for transaction costs paid to CIM SBA for reimbursement of costs in connection with the sale of substantially all of our commercial mortgage loans to an unrelated third party (Note 7).

On October 1, 2015, an affiliate of CIM Group entered into a 5-year lease renewal with respect to a property owned by the Company. For the years ended December 31, 2015, 2014 and 2013, we recorded rental and other property income related to this lease of $104,000,  $100,000 and $97,000, respectively.

15.   COMMITMENTS AND CONTINGENCIES

Loan Commitments—Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund loans were $21,216,000 at December 31, 2015, the majority of which were for prime‑based loans to be originated by our subsidiary engaged in

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

SBA 7(a) Program loans, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

General—In connection with the ownership and operation of real estate properties, we have certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals.  CIM Commercial had a total of $33,163,000 in future obligations under leases to fund tenant improvements and other future construction obligations at December 31, 2015.

Employment Agreements—We have employment agreements, effective on the Acquisition Date, with two of our officers.  Pursuant to these employment agreements, we issued an aggregate of 76,423 shares of common stock under the 2015 Equity Incentive Plan as retention bonuses to these officers on January 1, 2016 (as each executive was not entitled to any disability, death or severance payments on such date).  These shares vested immediately. We accrued associated payroll taxes of $444,000 at December 31, 2015 and recorded compensation expenses of $1,263,000 and $947,000 during 2015 and 2014, respectively, related to these retention bonuses.  In addition, under certain circumstances, each of these employment agreements currently provides for (1) severance equal to the annual base salary paid to the officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual base salary paid to the officer.  At December 31, 2015, there was no unrecognized compensation expense related to these awards.

Litigation—At December 31, 2014, we recorded a liability of $4,475,000 at one of our multifamily investments. The $4,475,000 liability, together with an additional tax abatement reimbursement related to the period from January 1, 2015 to March 11, 2015, was paid in February 2015 for a total of $4,721,000.  Prior to our acquisition of the property, the former owners of the property enrolled the property in a property tax abatement program under Section 421-a of the New York Real Property Tax Law. At the time we acquired the property, the property was being used for corporate housing. This use continued from the time of acquisition and terminated in March 2015. The New York State Attorney General’s office determined that the use of the property for corporate housing was inconsistent with the tax abatement program. In cooperation with the New York State Attorney General, we refunded the tax abatements received during the period we owned the property while it was being used for corporate housing. Our agreement with the New York State Attorney General does not affect the ability of the property to receive tax abatements in the future.

We are not currently involved in any other material pending or threatened legal proceeding nor, to our knowledge, is any material legal proceeding currently threatened against us, other than routine litigation arising in the ordinary course of business.  In the normal course of business, we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business. While the outcome of these legal actions and proceedings cannot be predicted with certainty, in management’s opinion, the resolution of these legal proceedings and actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Environmental Matters—In connection with the ownership and operation of real estate properties, we may be potentially liable for costs and damages related to environmental matters, including asbestos‑containing materials. We have not been notified by any governmental authority of any noncompliance, liability, or other claim in connection with any of the properties, and we are not aware of any other environmental condition with respect to any of the properties that management believes will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

Rent Expense—The ground lease for a property provides for a  current annual rent of $503,000, payable quarterly, and increases every five years after July 1, 2015 based on the greater of 15% or 50% of the increase in the Consumer Price Index during a five-year adjustment period. In addition, commencing on July 1, 2040 and July 1, 2065, the rent payable during the balance of the lease term shall be increased by an amount equal to 10% of the rent payable during the immediately preceding lease year. The lease term is through May 31, 2089. If the landlord decides to sell the leased property, we have the right of first refusal.

Rent expense under this lease, which includes straight-line rent and amortization of acquired below‑market ground lease, was $1,752,000 for each of the years ended December 31, 2015, 2014 and 2013. We record rent expense on a straight-line basis. Straight-line rent liability of $12,180,000 and $11,038,000 is included in other liabilities in the accompanying consolidated balance sheets as of December 31, 2015 and 2014, respectively.

We lease office space in Dallas, Texas under a lease which expires in May 2018. We recorded rent expense of $235,000 and $175,000, included in discontinued operations, for the year ended December 31, 2015 and for the period from the Acquisition Date through December 31, 2014, respectively.

Scheduled future noncancelable minimum lease payments at December 31, 2015 are as follows:

Years Ending December 31,	(in thousands)
2016	$743
2017	749
2018	607
2019	503
2020	541
Thereafter	127,679
$130,822

16.   FUTURE MINIMUM LEASE RENTALS

Future minimum rental revenues under long-term operating leases at December 31, 2015, excluding tenant reimbursements of certain costs, are as follows:

	Governmental	Other
Years Ending December 31,	Tenants	Tenants	Total
	(in thousands)
2016	$50,200	$103,713	$153,913
2017	43,949	101,458	145,407
2018	41,315	81,587	122,902
2019	38,905	69,448	108,353
2020	35,758	59,363	95,121
Thereafter	84,739	200,730	285,469
	$294,866	$616,299	$911,165

17.  CONCENTRATIONS

Tenant Revenue Concentrations—Rental revenues from the U.S. General Services Administration and other government agencies (collectively, “Governmental Tenants”), which primarily occupy properties located in Washington, D.C., accounted for approximately 22.7%,  24.7% and 27.5% of our rental and other property income for the years ended December 31, 2015, 2014 and 2013, respectively.  At December 31, 2015 and 2014,  $7,968,000 and $7,168,000, respectively, was due from Governmental Tenants (see Note 16).

Geographical Concentrations of Investments in Real Estate—As of December 31, 2015, 2014 and 2013, we owned 20,  21 and 19 office properties, respectively, five multifamily properties, three hotel properties, three parking garages, and one development site. In addition, as of December 31, 2015, we owned one development site which was

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

purchased in August 2015 and is being used as a parking lot (see Note 4). These properties are located in four states and Washington, D.C.

Our revenue concentrations from properties are as follows:

	Year Ended December 31,
	2015	2014	2013
California	62.2%	60.4%	57.1%
Washington, D.C.	24.2	24.7	26.5
Texas	7.8	7.7	8.1
North Carolina	4.6	5.1	6.1
New York	1.2	2.1	2.2
	100.0%	100.0%	100.0%

Our real estate investments concentrations from properties are as follows:

	December 31,
	2015	2014
California	52.6%	52.3%
Washington, D.C.	31.1	31.2
Texas	7.4	7.4
North Carolina	5.3	5.5
New York	3.6	3.6
	100.0%	100.0%

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

We have wholly-owned TRS’s which are subject to federal and state income taxes.  The income generated from the TRS’s is taxed at normal corporate rates. No current or deferred income tax provision was included in income from continuing operations.

The provision for income taxes results in effective tax rates that differ from federal and state statutory rates.  A reconciliation of the provision for income tax attributable to the TRS’s income from continuing operations computed at federal statutory rates to the income tax provision reported in the financial statements is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)

Income/(loss) from continuing operations before income taxes for TRS’s	$645	$2,925	$(1,084)

Expected federal income tax provision	$219	$995	$(368)
State income taxes	41	172	(61)
Change in valuation allowance	(301)	(1,175)	418
Other	41	8	11
Income tax provision	$—	$—	$—

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

The components of our net deferred tax asset are as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating losses	$1,614	$1,893
Secured borrowings—government guaranteed loans	916	1,075
Other	264	225
Total gross deferred tax assets	2,794	3,193
Valuation allowance	(1,507)	(1,808)
	1,287	1,385
Deferred tax liabilities:
Loans receivable	(618)	(681)
Other	(245)	(147)
	(863)	(828)
Deferred tax asset, net	$424	$557

Reported as:
Deferred tax assets	$—	$—
Assets held for sale	424	557
Deferred tax assets, net	$424	$557

The net operating loss carryforwards at December 31, 2015 were generated by TRS’s and are available to offset future taxable income of these TRS’s.  The net operating loss carryforwards expire from 2027 to 2034.

The periods subject to examination for our federal and state income returns are 2011 through 2014. As of December 31, 2015 and 2014,  no reserves for uncertain tax positions have been established and we do not anticipate any material changes in the amount of unrecognized tax benefits recorded to occur within the next 12 months.

19.   SEGMENT DISCLOSURE

In accordance with ASC Topic 280, Segment Reporting, our reportable segments consist of three types of commercial real estate properties, namely, office, hotel (which included an investment in a note receivable secured by a hotel property during the period from January 1, 2013 to October 8, 2013)  and multifamily properties, as well as a segment for our lending operations, which is held for sale as of December 31, 2015 and 2014. Management internally evaluates the operating performance and financial results of the segments based on net operating income. We also have certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in Note 3.

We evaluate the performance of our real estate segments based on net operating income,  which is defined as rental and other property income and expense reimbursements less property and related expenses, and excludes nonproperty income and expenses, interest expense, depreciation and amortization, corporate related general and administrative expenses, and transaction costs.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

The net operating income of our reportable segments for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Office:
Revenues	$188,270	$179,338	$175,144
Property expenses:
Operating	80,014	73,666	67,906
General and administrative	771	981	1,078
Total property expenses	80,785	74,647	68,984
Segment net operating income—office	107,485	104,691	106,160
Hotel:
Revenues	61,436	56,096	40,680
Property expenses:
Operating	41,585	39,544	28,825
General and administrative	389	150	250
Total property expenses	41,974	39,694	29,075
Segment net operating income—hotel	19,462	16,402	11,605
Multifamily:
Revenues	18,721	20,719	19,989
Property expenses:
Operating	11,579	13,664	8,432
General and administrative	589	738	114
Total property expenses	12,168	14,402	8,546
Segment net operating income—multifamily	6,553	6,317	11,443
Total segment net operating income	$133,500	$127,410	$129,208

A reconciliation of segment net operating income to net income for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Total segment net operating income	$133,500	$127,410	$129,208
Interest	(22,785)	(19,073)	(17,929)
General and administrative	(6,621)	(5,463)	(1,126)
Asset management and other fees to related parties	(29,319)	(25,222)	(21,767)
Transaction costs	(1,382)	(1,563)	(5,063)
Depreciation and amortization	(72,361)	(69,047)	(68,644)
Bargain purchase gain	—	4,918	—
Gain on sale of real estate	3,092	—	—
Income from continuing operations	4,124	11,960	14,679
Discontinued operations
Income from operations of assets held for sale	15,128	12,638	—
Gain on disposition of assets held for sale	5,151	—	—
Net income from discontinued operations	20,279	12,638	—
Net income	24,403	24,598	14,679
Net income attributable to noncontrolling interests	(11)	(220)	(213)
Net income attributable to stockholders	$24,392	$24,378	$14,466

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

The condensed assets for each of the segments as of December 31, 2015 and 2014, along with capital expenditures and loan originations for the years ended December 31, 2015, 2014, and 2013 are as follows:

	December 31,
	2015	2014
	(in thousands)
Condensed assets:
Office	$1,520,780	$1,534,610
Hotel	176,735	174,679
Multifamily	171,885	171,226
Lending assets held for sale	128,992	208,799
Non-segment assets	99,781	5,368
Total assets	$2,098,173	$2,094,682

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Capital expenditures(1):
Office	$27,686	$26,157	$20,523
Hotel	1,158	1,481	2,015
Multifamily	2,498	1,241	1,982
Total capital expenditures	31,342	28,879	24,520
Loan originations included in assets held for sale	59,467	50,971	—
Total capital expenditures and loan originations	$90,809	$79,850	$24,520

(1)	Represents additions and improvements to real estate investments, excluding acquisitions.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements as of December 31, 2015 and 2014

and for the Years Ended December 31, 2015, 2014 and 2013 (Continued)

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of quarterly financial information as of and for the years ended December 31, 2015  and 2014.

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands except per share data)
2015
Revenues from continuing operations	$67,239	$66,919	$66,395	$67,874
Gain on sale of real estate	—	—	—	3,092
Income (loss) from continuing operations	(230)	998	233	3,123
Income from discontinued operations	2,962	3,984	5,008	8,325
Net income	2,732	4,982	5,241	11,448
Net income attributable to stockholders	2,732	4,976	5,242	11,442
Comprehensive income (loss)	2,732	4,982	(1,071)	15,241
Comprehensive income (loss) attributable to stockholders	2,732	4,976	(1,070)	15,235
BASIC AND DILUTED INCOME PER SHARE:
Continuing operations	$0.00	$0.01	$0.00	$0.03
Discontinued operations	$0.03	$0.04	$0.05	$0.09
Net income	$0.03	$0.05	$0.05	$0.12
Weighted average shares of common stock outstanding - basic	97,582	97,589	97,590	97,590
Weighted average shares of common stock outstanding - diluted	97,582	97,589	97,590	97,590

2014
Revenues from continuing operations	$62,597	$65,187	$63,117	$65,252
Bargain purchase gain	4,918	—	—	—
Income (loss) from continuing operations	10,284	4,170	975	(3,469)
Income from discontinued operations	933	4,344	3,305	4,056
Net income	11,217	8,514	4,280	587
Net income attributable to stockholders	11,219	8,399	4,285	475
Comprehensive income	11,217	8,514	4,280	587
Comprehensive income attributable to stockholders	11,219	8,399	4,285	475
BASIC AND DILUTED INCOME PER SHARE:
Continuing operations	$0.11	$0.04	$0.01	$(0.04)
Discontinued operations	$0.01	$0.05	$0.03	$0.04
Net income	$0.12	$0.09	$0.04	$0.00
Weighted average shares of common stock outstanding - basic	95,934	97,571	97,582	97,582
Weighted average shares of common stock outstanding - diluted	95,936	97,576	97,583	97,583

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2015

(in thousands)

		Initial Cost			Gross Amount at Which Carried
Property Name, City and State	Encumbrances	Land	Building and Improvements	Net Improvements (write-offs) Since Acquisition	Land	Building and Improvements	Total	Acc. Deprec.	Year Built / Renovated	Year of Acquisition
Office
7083 Hollywood Boulevard
Los Angeles, CA	$—	$6,276	$13,161	$3,170	$6,276	$16,331	$22,607	$4,857	1981	2005
800 N Capitol Street
Washington, DC	—	—	109,948	(8,808)	—	101,140	101,140	25,592	1991	2005
370 L'Enfant Promenade
Washington, DC	—	33,936	145,796	(5,513)	33,936	140,283	174,219	36,060	1987	2005
260 Townsend Street
San Francisco, CA	—	7,574	13,843	1,882	7,574	15,725	23,299	6,073	1986	2006
830 1st Street
Washington, DC	46,000	18,095	62,017	(1,279)	18,095	60,738	78,833	14,189	2002	2006
200 S College Street
Charlotte, NC	—	7,702	109,006	5,300	7,702	114,306	122,008	31,750	1977/1997	2007
3601 S Congress Avenue
Austin, TX	—	9,569	18,593	2,129	9,569	20,722	30,291	5,632	1918/2001	2007
899 N Capitol Street
Washington, DC	—	34,641	84,466	6,688	34,641	91,154	125,795	20,971	1969-1973/1999 & 2011	2007
999 N Capitol Street
Washington, DC	—	32,221	86,526	12,101	32,221	98,627	130,848	23,204	1969-1973/1999 & 2011	2007
901 N Capitol Street
Washington, DC	—	27,117	—	3,902	27,117	3,902	31,019	1,083	N/A	2007
1333 Broadway
Oakland, CA	—	7,048	41,578	9,553	7,048	51,131	58,179	9,658	1972/1995	2008
1901 Harrison Street
Oakland, CA	—	3,838	68,106	5,893	3,838	73,999	77,837	17,345	1985	2008
2100 Franklin Street
Oakland, CA	—	4,277	34,033	14,071	4,277	48,104	52,381	12,956	2008	2008
2101 Webster Street
Oakland, CA	—	4,752	109,812	22,592	4,752	132,404	137,156	29,834	1984	2008
2353 Webster Street Parking Garage
Oakland, CA	—	—	9,138	51	—	9,189	9,189	1,681	1986	2008
1 Kaiser Plaza
Oakland, CA	—	9,261	113,619	13,195	9,261	126,814	136,075	28,024	1970/2008	2008
980 9th Street
Sacramento, CA	—	3,380	86,939	4,453	3,380	91,392	94,772	16,541	1992	2009
1010 8th Street Parking Garage & Retail
Sacramento, CA	—	1,020	1,980	96	1,020	2,076	3,096	376	1992	2009
211 Main Street
San Francisco, CA	29,201	14,364	106,875	1,339	14,364	108,214	122,578	25,011	1973/1998	2009
11600 Wilshire Boulevard
Los Angeles, CA	—	3,477	18,522	1,483	3,477	20,005	23,482	3,082	1955	2010
11620 Wilshire Boulevard
Los Angeles, CA	—	7,672	51,999	8,013	7,672	60,012	67,684	9,086	1976	2010
4750 Wilshire Boulevard
Los Angeles, CA	—	16,633	28,985	58	16,633	29,043	45,676	1,475	1984/2014	2014
Lindblade Media Center
Los Angeles, CA	—	6,342	11,568	—	6,342	11,568	17,910	460	1930 & 1957 / 2010	2014
2 Kaiser Plaza
Oakland, CA	—	10,931	110	109	10,931	219	11,150	7	N/A	2015

Multifamily
3636 McKinney Avenue
Dallas, TX	9,533	3,806	11,077	383	3,806	11,460	15,266	1,698	2006	2010
3839 McKinney Avenue
Dallas, TX	6,324	1,679	8,621	226	1,679	8,847	10,526	1,325	2006	2010
4649 Cole Avenue
Dallas, TX	23,989	17,483	16,355	5,236	17,483	21,591	39,074	3,377	1994	2010
4200 Scotland Street
Houston, TX	29,744	9,811	40,150	132	9,811	40,282	50,093	5,913	2009	2010
47 E 34th Street
New York, NY	—	30,612	31,145	1,405	30,612	32,550	63,162	3,348	2009	2011

Hotel
Courtyard Oakland
Oakland, CA (1)	—	4,384	16,168	1,223	4,384	17,391	21,775	4,245	2002	2007
Sheraton Grand Hotel
Sacramento, CA	—	3,497	107,447	(4,101)	3,497	103,346	106,843	20,180	2001	2008
Sheraton Grand Hotel Parking & Retail
Sacramento, CA	—	6,552	10,996	(68)	6,552	10,928	17,480	2,134	2001	2008
LAX Holiday Inn
Los Angeles, CA	—	15,662	23,173	1,094	15,662	24,267	39,929	2,494	1973/2010	2008/2013
	$144,791	$363,612	$1,591,752	$106,008	$363,612	$1,697,760	$2,061,372	$369,661

(1) This property was sold in February 2016.

The aggregate gross cost of property included above for federal income tax purposes approximates $2.1 billion (unaudited) as of December 31, 2015.

The following table reconciles the historical cost of total real estate held for investment from January 1, 2013 to December 31, 2015:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Real Estate Assets
Balance, beginning of period	$2,036,794	$1,953,848	$1,907,903

Additions:
Property acquisitions	11,041	63,528	38,835
Improvements	31,342	28,879	24,520
Deductions:
Asset sales	(6,237)	—	—
Retirements	(11,568)	(9,461)	(17,410)
Balance, end of period	$2,061,372	$2,036,794	$1,953,848

The following table reconciles the accumulated depreciation from January 1, 2013 to December 31, 2015:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Accumulated Depreciation
Balance, beginning of period	$(320,857)	$(271,683)	$(231,080)

Additions: depreciation	(61,915)	(58,635)	(58,013)
Deductions:
Asset sales	1,543	—	—
Retirements	11,568	9,461	17,410
Balance, end of period	$(369,661)	$(320,857)	$(271,683)

Schedule IV—Mortgage Loans on Real Estate

December 31, 2015

(dollars in thousands, except footnotes)

												Principal
												Amount of
												Loans Subject
Geographic	Number						Final			Carrying		to Delinquent
Dispersion of	of	Size of Loans					Maturity			Amount of		Principal or
Collateral	Loans	From	To	Interest Rate			Date			Mortgages (1)		"Interest"

Commercial Real Estate Loans - 3% or greater (2):
Florida	1	N/A	N/A	9.77%			3/1/2017			$20,338		$—

SBA 7(a) Loans - States 2% or greater (3) (4):
Michigan	25	$10	$880	5.00%	to	6.00%	10/10/33	--	6/22/41	6,819		—
Ohio	21	$—	$670	5.00%	to	6.00%	10/16/20	--	4/27/41	5,459		—
Texas (5)	28	$—	$660	4.13%	to	6.00%	2/1/17	--	12/29/40	3,782		—
Indiana	13	$40	$430	4.75%	to	6.00%	3/17/35	--	11/24/40	2,810		—
Florida	11	$10	$640	5.25%	to	6.00%	6/19/19	--	12/27/40	2,762		—
Virginia	9	$150	$720		6.00%		9/6/36	--	11/12/39	2,628		—
Kentucky	6	$110	$520		6.00%		4/9/35	--	10/27/39	1,660		—
North Carolina	5	$100	$670	5.75%	to	6.00%	9/8/32	--	6/25/40	1,465		—
Alabama	6	$40	$470	5.00%	to	6.00%	7/27/25	--	5/30/40	1,441		—
Wisconsin (6)	7	$10	$340	5.00%	to	6.00%	4/23/20	--	7/17/38	1,268		—
Illinois	5	$60	$370	5.75%	to	6.00%	9/17/35	--	9/8/39	1,285		—
Missouri	5	$—	$450	5.25%	to	6.00%	8/12/21	--	4/14/39	1,094		—
Arizona	5	$30	$450	5.75%	to	6.00%	1/12/33	--	5/21/40	1,031		—
Iowa	4	$130	$490	4.92%	to	6.00%	12/22/35	--	1/28/39	923		—
Other (7)	38	$—	$560	4.75%	to	6.00%	6/15/16	--	12/17/40	5,936		357
Government guaranteed portions (8)										5,239		—
SBA 7(a) loans, subject to secured borrowings (9)										34,428		—
General reserves										(206)		—
	188									$79,824		$357

Conventional Loans - States 2% or greater (10):
Arizona	1	—	—	6.33%			5/21/25			1,270		—
Ohio (11)	1	—	—	10.33%			11/25/19			1,139		—
North Carolina (12)	1	—	—	7.50%			2/6/19			435		—
Pennsylvania (13)	1	—	—	4.33%			9/29/25			434		—
	4									$3,278		$—

	193									$103,440	(14)	$357

(1)	The carrying amounts exclude general reserves of $206,000.
(2)

Represents an interest only mezzanine loan with a face value of $20,408,000.  It is secured by an indirect ownership interest in an entity that either directly or indirectly owns parcels of commercial real estate. The loan has a variable interest rate and a prepayment penalty equal to a percentage of the outstanding balance at the time of the prepayment minus any interest paid.  The loan is subject to a secured borrowing as 49% was sold.

(3)	Includes approximately $216,000 of loans not secured by real estate. Also includes $185,000 of loans with subordinate lien positions.
(4)	Interest rates are variable at spreads over the prime rate unless otherwise noted.
(5)	Includes a loan with a face value of $29,000 and a fixed interest rate of 6.00%. Also includes a loan with a face value of $51,000 and a fixed interest rate of 6.00%.
(6)	Includes a loan with a face value of $1,272,000 and a valuation reserve of $27,000.
(7)	Includes a loan with a face value of $357,000, a valuation reserve of $33,000 and a fixed interest rate of 5.00%, and includes a loan with a face value of $436,000, and a valuation reserve of $62,000.
(8)

Represents the government guaranteed portions of our SBA 7(a) loans detailed above retained by us.  As there is no risk of loss to us related to these portions of the guaranteed loans, the geographic information is not presented as it is not meaningful.

(9)

Represents the guaranteed portion of SBA 7(a) loans which were sold with the proceeds received from the sale reflected as secured borrowings. For federal income tax purposes, these proceeds are treated as sales and reduce the carrying value of loans receivable.

(10)	Our loans have both variable and fixed rates of interest.
(11)	Loan is secured by a second lien on the property which is subordinated to our first lien on the property.
(12)	Includes a loan with the face value of $462,000 and a fixed interest rate of 7.50%.
(13)	Includes a loan with a face value of $790,000, and a valuation reserve of $227,000.
(14)	For federal income tax purposes, the aggregate cost basis of our loans was approximately $67,652,000 (unaudited).

Schedule IV—Mortgage Loans on Real Estate

December 31, 2015

(dollars in thousands)

Balance at March 11, 2014 (1)	$207,140
Additions during period:
New mortgage loans	50,971
Other - deferral for collection of commitment fees, net of costs	634
Other - accretion of loan fees and discounts	5,442

Deductions during period:
Collections of principal	(49,373)
Foreclosures	(1,098)
Cost of mortgages sold, net	(24,522)
Other - bad debt expense, net of recoveries	(142)

Balance at December 31, 2014	189,052

Additions during period:
New mortgage loans	59,467
Other - deferral for collection of commitment fees, net of costs	385
Other - accretion of loan fees and discounts	6,841

Deductions during period:
Collections of principal	(44,261)
Foreclosures	(708)
Cost of mortgages sold, net	(29,799)
Other - sale of mortgage loans	(77,121)
Other - bad debt expense, net of recoveries	(416)

Balance at December 31, 2015	$103,440

(1)	In connection with the Merger, we acquired loans receivable which were recorded at fair value.