Form 10-Q
period 2016-03-31
CIM Commercial Trust Corp
filed 2016-05-10
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

        As of May 3, 2016, the Registrant had outstanding 97,666,021 shares of common stock, par value $0.001 per share.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
INDEX

PART I
Financial Information

Item 1.
Financial Statements

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments in real estate, net	$1,665,457	$1,691,711
Cash and cash equivalents	92,877	124,636
Restricted cash	48,782	7,267
Accounts receivable, net	11,680	10,726
Deferred rent receivable and charges, net	100,560	97,225
Other intangible assets, net	16,201	17,353
Other assets	19,725	14,150
Assets held for sale, net	150,927	128,992

TOTAL ASSETS	$2,106,209	$2,092,060

LIABILITIES AND EQUITY
LIABILITIES:
Debt	$656,498	$656,835
Accounts payable and accrued expenses	39,203	40,049
Intangible liabilities, net	5,455	6,086
Due to related parties	9,565	9,472
Other liabilities	36,924	29,531
Liabilities associated with assets held for sale	63,492	52,740

Total liabilities	811,137	794,713

COMMITMENTS AND CONTINGENCIES (Note 14)
EQUITY:
Common stock, $0.001 par value; 900,000,000 shares authorized; 97,666,021 and 97,589,598 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	98	98
Additional paid-in capital	1,820,483	1,820,451
Accumulated other comprehensive income (loss)	(10,444)	(2,519)
Distributions in excess of earnings	(516,005)	(521,620)

Total stockholders' equity	1,294,132	1,296,410
Noncontrolling interests	940	937

Total equity	1,295,072	1,297,347

TOTAL LIABILITIES AND EQUITY	$2,106,209	$2,092,060

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
REVENUES:
Rental and other property income	$62,848	$63,398
Expense reimbursements	2,928	3,181
Interest and other income	614	660

	66,390	67,239

EXPENSES:
Rental and other property operating	31,278	32,709
Asset management and other fees to related parties	7,701	7,209
Interest	6,626	5,403
General and administrative	1,763	2,592
Transaction costs	149	428
Depreciation and amortization	18,058	19,128

	65,575	67,469

Gain on sale of real estate	24,739	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	25,554	(230)

DISCONTINUED OPERATIONS:
Income from operations of assets held for sale	1,429	2,962

NET INCOME FROM DISCONTINUED OPERATIONS	1,429	2,962

NET INCOME	26,983	2,732
Net income attributable to noncontrolling interests	(3)	—

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS	$26,980	$2,732

BASIC AND DILUTED INCOME PER SHARE:
Continuing operations	$0.26	$0.00

Discontinued operations	$0.02	$0.03

Net income	$0.28	$0.03

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	97,662	97,582

Diluted	97,662	97,582

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
NET INCOME	$26,983	$2,732
Other comprehensive income (loss): cash flow hedges	(7,925)	—

COMPREHENSIVE INCOME	19,058	2,732
Comprehensive income attributable to noncontrolling interests	(3)	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO STOCKHOLDERS	$19,055	$2,732

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

(In thousands, except share and per share data)

	Three Months Ended March 31, 2016
	Common Stock Outstanding	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions In Excess Of Earnings	Noncontrolling Interests	Total Equity
	(Unaudited)
Balances, January 1, 2016	97,589,598	$98	$1,820,451	$(2,519)	$(521,620)	$937	$1,297,347
Stock-based compensation expense	—	—	32	—	—	—	32
Issuance of shares pursuant to employment agreements	76,423	—	—	—	—	—	—
Common dividends ($0.21875 per share)	—	—	—	—	(21,365)	—	(21,365)
Other comprehensive income (loss)	—	—	—	(7,925)	—	—	(7,925)
Net income	—	—	—	—	26,980	3	26,983

Balances, March 31, 2016	97,666,021	$98	$1,820,483	$(10,444)	$(516,005)	$940	$1,295,072

	Three Months Ended March 31, 2015
	Common Stock Outstanding	Common Stock Par Value	Additional Paid-in Capital	Distributions In Excess Of Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(Unaudited)
Balances, January 1, 2015	97,581,598	$98	$1,824,381	$(460,623)	$(4,901)	$861	$1,359,816
Contributions from noncontrolling interests	—	—	—	—	—	110	110
Distributions to noncontrolling interests	—	—	—	—	—	(32)	(32)
Stock-based compensation expense	2,000	—	366	—	—	—	366
Common dividends ($0.21875 per share)	—	—	—	(21,346)	—	—	(21,346)
Net income	—	—	—	2,732	—	—	2,732

Balances, March 31, 2015	97,583,598	$98	$1,824,747	$(479,237)	$(4,901)	$939	$1,341,646

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,983	$2,732
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent and amortization of intangible assets, liabilities and lease inducements	(1,611)	(1,433)
Depreciation and amortization	18,058	19,128
Gain on sale of real estate	(24,739)	—
Straight line rent, below-market ground lease and amortization of intangible assets	443	482
Amortization of deferred loan costs	826	739
Amortization of premiums and discounts on debt	(211)	(232)
Unrealized premium adjustment	253	258
Amortization and accretion on loans receivable, net	(200)	(489)
Bad debt expense	(168)	651
Deferred income taxes	42	(30)
Stock-based compensation	32	366
Loans funded, held for sale to secondary market	(10,043)	(5,600)
Proceeds from sale of guaranteed loans	6,765	6,879
Principal collected on loans subject to secured borrowings	429	223
Other operating activity	1,246	134
Changes in operating assets and liabilities:
Accounts receivable and interest receivable	(1,397)	(1,225)
Other assets	(5,810)	(9,690)
Accounts payable and accrued expenses	129	(2,081)
Deferred leasing costs	(3,943)	(1,588)
Other liabilities	(109)	(546)
Due to related parties	93	1,283

Net cash provided by operating activities	7,068	9,961

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(7,368)	(6,881)
Proceeds from sale of real estate property, net	42,782	—
Loans funded	(23,734)	(21,803)
Principal collected on loans	2,361	6,888
Restricted cash	(42,565)	1,985
Other investing activity	73	95

Net cash used in investing activities	(28,451)	(19,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgages payable	(1,068)	(1,707)
Proceeds from unsecured revolving lines of credit, revolving credit facilities and term notes, net	—	35,000
Payment of principal on secured borrowings	(429)	(223)
Proceeds from secured borrowings	9,897	—
Payment of deferred loan costs	—	(34)
Payment of dividends	(21,365)	(21,346)
Contributions from noncontrolling interests	—	110
Noncontrolling interests' distributions	—	(32)

Net cash (used in) provided by financing activities	(12,965)	11,768

Change in cash balances included in assets held for sale	2,589	754
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(31,759)	2,767
CASH AND CASH EQUIVALENTS:
Beginning of period	124,636	17,615

End of period	$92,877	$20,382

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$6,205	$5,174

Federal income taxes paid	$—	$30

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additions to investments in real estate included in accounts payable and accrued expenses	$7,663	$5,483

Net decrease in fair value of derivatives applied to other comprehensive income (loss)	$(7,925)	$—

Reduction of loan receivable and secured borrowing due to the SBA's repurchase of the guaranteed portion of a loan	$953	$—

Additions to deferred loan costs included in accounts payable and accrued expenses	$—	$33

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

1. ORGANIZATION AND OPERATIONS

        CIM Commercial Trust Corporation ("CIM Commercial" or the "Company") or together with its wholly-owned subsidiaries, (which, together with CIM Commercial, may be referred to as "we," "us" or "our") primarily invests in, owns, and operates Class A and creative office investments in vibrant and improving urban communities throughout the United States. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers-to-entry, high population density, improving demographic trends and a propensity for growth. We also generate income from the yield and other related fee income earned on our investments from our lending activities. As discussed in Note 6, the lending segment is held for sale at March 31, 2016 and December 31, 2015. We were originally organized in 1993 as PMC Commercial Trust ("PMC Commercial"), a Texas real estate investment trust.

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

        Pursuant to the Merger Agreement, an affiliate of CIM REIT received 4,400,000 shares of newly-issued PMC Commercial Common Stock ("Common Stock") and approximately 65,000,000 shares of newly-issued PMC Commercial preferred stock. Following the Merger and subsequent increase in our authorized number of shares, each share of preferred stock was converted into 1.4 shares of PMC Commercial Common Stock, resulting in the issuance of 95,440,000 shares of Common Stock in the aggregate in connection with the Merger, representing approximately 97.8% of PMC Commercial's outstanding shares of Common Stock.

        On April 28, 2014, PMC Commercial's charter was amended to increase the authorized shares of stock of PMC Commercial from 100,000,000 to 1,000,000,000 shares and PMC Commercial changed its state of incorporation (the "Reincorporation") from Texas to Maryland by means of a merger of PMC Commercial with and into a newly formed, wholly-owned Maryland corporation subsidiary. Also, on April 28, 2014, we changed our name from "PMC Commercial Trust" to "CIM Commercial Trust Corporation." Our Common Stock is currently traded on the NASDAQ Global Market (symbol "CMCT").

        On April 28, 2014, we filed Articles of Amendment (the "Reverse Split Amendment") to effectuate a one-for-five reverse stock split of the Common Stock, effective April 29, 2014. Pursuant to the reverse stock split, each five shares of Common Stock issued and outstanding immediately prior to the effective time of the reverse stock split were converted into one share of Common Stock. Fractional shares of Common Stock were not issued as a result of the reverse stock split; instead, holders of pre-split shares of Common Stock who otherwise would have been entitled to receive a fractional share of Common Stock received an amount in cash equal to the product of the fraction of a share multiplied by the closing price of the Common Stock (as adjusted for the one-for-five reverse stock

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

1. ORGANIZATION AND OPERATIONS (Continued)

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        For more information regarding our significant accounting policies and estimates, please refer to "Basis of Presentation and Summary of Significant Accounting Policies" contained in Note 3 to our consolidated financial statements for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 15, 2016.

        Interim Financial Information—The accompanying interim consolidated financial statements of CIM Commercial have been prepared by our management in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Our accompanying interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 15, 2016.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Ordinary repairs and maintenance are expensed as incurred.

        Investments in real estate are evaluated for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two of the impairment testing under GAAP is based on either the income approach with market discount rate, terminal capitalization rate and rental rate assumptions being most critical, or on the sales comparison approach to similar properties. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment of long-lived assets was recognized during the three months ended March 31, 2016 and 2015.

        Derivative Financial Instruments—As part of risk management and operational strategies, from time to time, we may enter into derivative contracts with various counterparties. All derivatives are recognized on the balance sheet at their estimated fair value. On the date that we enter into a derivative contract, we designate the derivative as a fair value hedge, a cash flow hedge, a foreign currency fair value or cash flow hedge, a hedge of a net investment in a foreign operation, or a trading or non-hedging instrument.

        Changes in the estimated fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are initially recorded in other comprehensive income ("OCI"), and are subsequently reclassified into earnings as a component of interest expense when the variability of cash flows of the hedged transaction affects earnings (e.g., when periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the estimated fair value of the derivative differ from the variability in the cash flows of the forecasted transaction) is recognized in current-period earnings as a component of interest expense. When an interest rate swap designated as a cash flow hedge no longer qualifies for hedge accounting, we recognize changes in estimated fair value of the hedge previously deferred to accumulated other comprehensive income ("AOCI"), along with any changes in estimated fair value occurring thereafter, through earnings. We classify cash flows from interest rate swap agreements as net cash provided from operating activities on the consolidated statements of cash flows as our accounting policy is to present the cash flows from the hedging instruments in the same category in the consolidated statements of cash flows as the category for the cash flows from the hedged items. See Note 11 for disclosures about our derivative financial instruments and hedging activities.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        At the Acquisition Date, the carrying value of our loans was adjusted to estimated fair value and acquisition discounts of $33,907,000 were recorded, which are being accreted to interest and other income, included in income from operations of assets held for sale, using the effective interest method. We sold substantially all of our commercial mortgage loans with unamortized acquisition discounts of $15,951,000 to an unrelated third party in December 2015 (see Note 6). Acquisition discounts of $2,931,000 remained as of March 31, 2016 which have not yet been accreted to income.

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

        On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers' business models and future operations in accordance with Accounting Standards Codification ("ASC") 450-20, Contingencies—Loss Contingencies, and ASC 310-10, Receivables. For the three months ended March 31, 2016 and 2015, we recorded a net recovery of $243,000 and an impairment of $101,000 on our loans receivable, respectively. We establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, we establish the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.

        Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred leasing costs, and other deferred charges. Deferred rent receivable is $59,936,000 and $58,612,000 at March 31, 2016 and December 31, 2015, respectively. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs of $62,782,000 and $59,225,000 are presented net of accumulated amortization of $22,198,000 and

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

$20,612,000 at March 31, 2016 and December 31, 2015, respectively. Other deferred charges are $40,000 and $0 at March 31, 2016 and December 31, 2015, respectively.

        Noncontrolling Interests—Noncontrolling interests represent the interests in various properties owned by third parties.

        Restricted Cash—Our mortgage loan and hotel management agreements provide for depositing cash into restricted accounts reserved for property taxes, insurance, and capital expenditures. Restricted cash also includes cash proceeds from dispositions that are temporarily held at qualified intermediaries for purposes of facilitating like-kind exchanges under Section 1031 of the Internal Revenue Code ("Section 1031 Exchange"), which allows the gain on sale of real estate to be deferred for income tax purposes. As of March 31, 2016, the net proceeds of $42,782,000 from the sale of a hotel property in February 2016 (see Note 3) held at a qualified intermediary in anticipation of a Section 1031 Exchange is included in restricted cash.

        Assets Held for Sale and Discontinued Operations—We classify assets as held for sale, if material, when they meet the necessary criteria, which include: a) management commits to and actively embarks upon a plan to sell the assets, b) the assets to be sold are available for immediate sale in their present condition, c) the sale is expected to be completed within one year under terms usual and customary for such sales and d) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We believe that we meet these criteria when the plan for sale has been approved by our board of directors (the "Board of Directors"), there are no known significant contingencies related to the sale and management believes it is probable that the sale will be completed within one year.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Recently Issued Accounting Pronouncements—In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. We adopted ASU 2015-03 retrospectively in our first fiscal quarter ended March 31, 2016. As a result of the retrospective adoption, we reclassified unamortized debt issuance costs of $6,113,000 as of December 31, 2015 from deferred rent receivable and charges to debt on the accompanying consolidated balance sheets. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.

        In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is designed to improve the recognition and measurement of financial instruments through targeted changes to existing GAAP. The ASU requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available-for-sale debt securities in combination with other deferred tax assets. In addition, the ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. For public business entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption by public entities to financial statements that have not yet been issued is permitted only for the provision related to instrument-specific credit risk. We are currently in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires a lessee to recognize only capital leases on the balance sheet, the new ASU will require a lessee to recognize both types of leases on the balance sheet. The lessor accounting will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018. We are currently in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.

        In March 2016, the FASB issued Accounting Standards Update No. 2016-05, Derivatives and Hedging (Topic 815), which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not require de-designation of that hedging relationship provided that all other hedging criteria continue to be met. The new standard is effective for public entities for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 with early adoption permitted. We are currently evaluating the impact, if any, the new standard may have on our consolidated financial statements.

        In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations included in Topic 606 by clarifying the following: (i) an entity determines whether it is a principal or an agent for each specified good or service promised to the customer; (ii) an entity determines the nature of each specified good or service; (iii) when another party is involved in providing goods or services to a customer, an entity that is a principal obtains control of (a) a good or another asset from the other party, (b) a right to a service that will be performed by another party, or (c) a good or service from the other party that it combines with other goods or services; and (iv) the purpose of the indicators in the guidance is to support or assist in the assessment of control. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. We are currently in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements, and classification of employee taxes paid on the statement of cash flows

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

when an employer withholds shares for tax-withholding purposes. In addition, the ASU eliminates certain guidance in ASC 718, which was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is permitted and an entity that elects early adoption must adopt all of the amendments in the same period. We are currently in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.

        In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in the ASU are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services and improve the operability and understandability of the licensing implementation guidance. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. We are currently in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.

3. ACQUISITIONS AND DISPOSITIONS

        The fair value of real estate acquired is recorded to the acquired tangible assets, consisting primarily of land, land improvements, building and improvements, tenant improvements, and furniture, fixtures, and equipment, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, in-place leases and tenant relationships and acquired ground leases, if any, based in each case on their respective fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market rate loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

        There were no acquisitions during the three months ended March 31, 2016 and 2015.

        On February 2, 2016, we sold a 100% fee-simple interest in the Courtyard Oakland located in Oakland, California to an unrelated third party.

Property	Asset Type	Date of Sale	Rooms	Sales Price	Gain on Sale
				(in thousands)
Courtyard Oakland, Oakland, CA	Hotel	February 2, 2016	162	$43,800	$24,739

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

4. INVESTMENTS IN REAL ESTATE

        Investments in real estate consist of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Land	$359,226	$363,612
Land improvements	26,613	26,747
Buildings and improvements	1,492,341	1,506,962
Furniture, fixtures, and equipment	8,149	9,720
Tenant improvements	147,303	146,205
Work in progress	12,361	8,126

Investments in real estate	2,045,993	2,061,372
Accumulated depreciation	(380,536)	(369,661)

Net investments in real estate	$1,665,457	$1,691,711

        For the three months ended March 31, 2016 and 2015, we recorded depreciation expense of $15,673,000 and $16,280,000, respectively.

5. OTHER INTANGIBLE ASSETS

        A schedule of our intangible assets and liabilities and related accumulated amortization and accretion as of March 31, 2016 and December 31, 2015 is as follows:

	Assets				Liabilities
March 31, 2016	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Acquired Below-Market Ground Lease	Acquired Below-Market Leases
	(in thousands)
Gross balance	$966	$21,398	$4,273	$11,685	$(19,722)
Accumulated amortization	(881)	(17,323)	(2,460)	(1,457)	14,267

	$85	$4,075	$1,813	$10,228	$(5,455)

Average useful life (in years)	7	8	8	84	8

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

5. OTHER INTANGIBLE ASSETS (Continued)

	Assets					Liabilities
December 31, 2015	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Franchise Affiliation Fee(1)	Acquired Below-Market Ground Lease	Acquired Below-Market Leases
	(in thousands)
Gross balance	$966	$21,398	$4,273	$3,936	$11,685	$(19,722)
Accumulated amortization	(843)	(16,943)	(2,322)	(3,375)	(1,422)	13,636

	$123	$4,455	$1,951	$561	$10,263	$(6,086)

Average useful life (in years)	7	8	8	10	84	8

(1)
Franchise affiliation fee is associated with the Courtyard Oakland, which was sold in February 2016 (see Note 3).

        The amortization of the above-market leases which decreased rental and other property income was $38,000 and $79,000 for the three months ended March 31, 2016 and 2015, respectively. The amortization of the below-market leases included in rental and other property income was $631,000 and $655,000 for the three months ended March 31, 2016 and 2015, respectively. The amortization of in-place leases included in depreciation and amortization expense was $380,000 and $529,000 for the three months ended March 31, 2016 and 2015, respectively. Included in depreciation and amortization expense is franchise affiliation fee amortization of $33,000 and $99,000 for the three months ended March 31, 2016 and 2015, respectively. Tax abatement amortization of $138,000 for each of the three months ended March 31, 2016 and 2015, and the amortization of below-market ground lease obligation of $35,000 for each of the three months ended March 31, 2016 and 2015 are included in rental and other property operating expenses.

        A schedule of future amortization and accretion of acquisition related intangible assets and liabilities as of March 31, 2016 is as follows:

	Assets				Liabilities
Years Ending December 31,	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Acquired Below-Market Ground Lease	Acquired Below-Market Leases
	(in thousands)
2016 (Nine months ending December 31, 2016)	$50	1,014	$413	$105	$(1,879)
2017	26	964	551	140	(2,405)
2018	9	705	551	140	(971)
2019	—	436	298	140	(200)
2020	—	178	—	140	—
Thereafter	—	778	—	9,563	—

	$85	$4,075	$1,813	$10,228	$(5,455)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

6. DISCONTINUED OPERATIONS

        We have reflected the lending segment, which was acquired on the Acquisition Date, as held for sale at March 31, 2016 and December 31, 2015, based on a plan approved by the Board of Directors to sell the lending segment that, when completed, will result in the deconsolidation of the lending segment. During July 2015, to maximize value, we modified our strategy from a strategy of selling the lending segment as a whole to a strategy of soliciting buyers for components of the business. This change in the sale methodology resulted in the need to extend the period to complete the sale of the lending segment beyond one year. In connection with our plan, we have expensed transaction costs of $9,000 and $163,000 as incurred during the three months ended March 31, 2016 and 2015, respectively.

        In December 2015, pursuant to the modified plan, we sold substantially all of our commercial mortgage loans to an unrelated third party and recognized a gain of $5,151,000. We are continuing our efforts and are actively soliciting the sale of the remainder of the lending segment.

        The following is a reconciliation of the carrying amounts of assets and liabilities that are classified as held for sale on the consolidated balance sheets as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Assets held for sale
Loans receivable, net	$126,726	$103,440
Cash and cash equivalents	13,347	15,936
Restricted cash	1,869	819
Accounts receivable and interest receivable, net	1,060	691
Other intangible assets	2,957	2,957
Other assets	4,968	5,149

Total assets held for sale, net	$150,927	$128,992

Liabilities associated with assets held for sale
Debt	$55,446	$47,121
Accounts payable and accrued expenses	2,843	2,302
Other liabilities	5,203	3,317

Total liabilities associated with assets held for sale	$63,492	$52,740

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

6. DISCONTINUED OPERATIONS (Continued)

        Loans receivable, net consist of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Commercial mortgage loans	$2,834	$3,511
SBA 7(a) loans, subject to secured borrowings	35,062	36,574
SBA 7(a) loans	48,077	43,096
Commercial real estate loans, subject to secured borrowings	40,794	20,408

Loans receivable	126,767	103,589
Deferred capitalized costs, net	241	406
Loan loss reserves	(282)	(555)

Loans receivable, net	$126,726	$103,440

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

        Commercial Real Estate Loans, Subject to Secured Borrowings—Represents mezzanine loans secured by an indirect ownership interest in entities that either directly or indirectly own parcels of commercial real estate. These loans have a variable interest rate.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

6. DISCONTINUED OPERATIONS (Continued)

        Debt consists of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Secured Borrowings—Government Guaranteed Loans:
Secured borrowing principal on SBA 7(a) loans sold for a premium and excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 3.95% and 3.90% at March 31, 2016 and December 31, 2015, respectively	$28,138	$29,481
Secured borrowing principal on loans sold for excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 1.83% and 1.58% at March 31, 2016 and December 31, 2015, respectively	4,909	4,947

Total Secured Borrowings—Government Guaranteed Loans	33,047	34,428
Secured Borrowings—Commercial Real Estate Loans:
Secured borrowings based on 49% of the principal on commercial real estate loans with variable interest rates, reset monthly, based on 30-day LIBOR with weighted average coupon rate of 11.19% and 9.77% at March 31, 2016 and December 31, 2015, respectively	19,989	10,000

Total Secured Borrowings—Commercial Real Estate Loans	19,989	10,000

Unamortized premiums and discounts, net	2,410	2,693

Total Secured Borrowings	$55,446	$47,121

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

6. DISCONTINUED OPERATIONS (Continued)

        Future principal payments on our lending segment debt (face value) at March 31, 2016 are as follows:

Years Ending December 31,	Secured Borrowings Principal(1)
(in thousands)
2016 (Nine months ending December 31, 2016)	$2,051
2017	11,111
2018	11,092
2019	1,168
2020	1,212
Thereafter	26,402

$53,036

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

        The following is the detail of income from operations of assets held for sale classified as discontinued operations on the consolidated statements of operations:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenue—Interest and other income	$3,342	$5,178

Expenses:
Interest expense	477	301
Fees to related party	1,062	1,143
General and administrative	184	574
Provision for income taxes	190	198

Total expenses	1,913	2,216

Income from operations of assets held for sale	$1,429	$2,962

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

7. DEBT

        Information on our debt is as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Mortgage loan with a fixed interest rate of 4.50% per annum, with monthly payments of interest only for 10 years, and payments of interest and principal starting in February 2022. The loan has a $42,008,000 balance due on January 5, 2027. The loan is nonrecourse.	$46,000	$46,000
Mortgage loan with a fixed interest rate of 6.65% per annum, with monthly payments of principal and interest. The loan has a 25-year amortization schedule with a $21,136,000 balance due on July 15, 2018. The loan is nonrecourse.	28,451	29,201
Mortgage loans with a fixed interest rate of 5.39% per annum, with monthly payments of principal and interest, and a balance of $35,695,000 due on March 1, 2021. The loans are nonrecourse.	39,669	39,846
Mortgage loan with a fixed interest rate of 5.18% per annum, with monthly payments of principal and interest, and a balance of $26,232,000 due on June 5, 2021. The loan is nonrecourse.	29,603	29,744

	143,723	144,791
Deferred loan costs related to mortgage loans	(862)	(897)
Premiums and discounts on assumed mortgages, net	1,064	1,178

Total Mortgages Payable	143,925	145,072

Junior subordinated notes with a variable interest rate which resets quarterly based on the 90-day LIBOR plus 3.25%, with quarterly interest only payments. Balance due at maturity on March 30, 2035.	27,070	27,070
Unsecured term loan facility	385,000	385,000
Unsecured credit facility	107,000	107,000

	519,070	519,070
Deferred loan costs related to unsecured term loan and credit facilities	(4,425)	(5,216)
Discount on junior subordinated notes	(2,072)	(2,091)

Total Other	512,573	511,763

Total Debt	$656,498	$656,835

        The mortgages payable are secured by deeds of trust on certain of the properties and assignments of rents.

        The junior subordinated notes may be redeemed at par at our option.

        Deferred loan costs, which represent legal and third-party fees incurred in connection with our borrowing activities, are capitalized and amortized to interest expense on a straight-line basis over the life of the related loan, approximating the effective interest method. Deferred loan costs of $10,445,000

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

7. DEBT (Continued)

and $10,445,000 are presented net of accumulated amortization of $5,158,000 and $4,332,000 at March 31, 2016 and December 31, 2015, respectively.

        In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. The credit facility can be increased to $1,150,000,000 under certain conditions. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at (i) the base rate, plus 0.20% to 1.00% or (ii) London Interbank Offered Rate ("LIBOR") plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bear interest at (i) the base rate, plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The delayed-draw term loan was also subject to an unused line fee of 0.25%. The credit facility matures in September 2016 and provides for two one-year extension options under certain conditions. We intend to either exercise the extension option or identify alternative funding options at or prior to debt maturity. At March 31, 2016 and December 31, 2015, $107,000,000 ($0 under the revolver and $107,000,000 under the term loans) was outstanding under the credit facility and $450,000,000 was available for future borrowings. Proceeds from the unsecured credit facility were used for acquisitions and general corporate purposes, and to repay mortgage loans and outstanding balances under our prior unsecured credit facilities. At March 31, 2016, the interest rate on this unsecured credit facility was 1.58%, while at December 31, 2015, the interest rate was 1.57%.

        In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $385,000,000. The term loan facility ranks pari passu with CIM Commercial's $850,000,000 unsecured credit facility described above; covenants under the term loan facility are substantially the same as those in the $850,000,000 unsecured credit facility. Outstanding advances under the term loan facility bear interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio. The unused portion of the term loan facility was also subject to an unused fee of 0.20%. With some exceptions, any prepayment of the term loan facility prior to May 2017 will be subject to a prepayment fee up to 2% of the outstanding principal amount. The term loan facility matures in May 2022. On November 2, 2015, $385,000,000 was drawn under the term loan facility. At March 31, 2016 and December 31, 2015, $385,000,000 was outstanding under the term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. At March 31, 2016 and December 31, 2015, the variable interest rate on this unsecured term loan facility was 2.04% and 1.84%, respectively. The interest rate of the loan has been effectively converted to a fixed rate of 3.16% until May 8, 2020 through interest rate swaps (see Note 11).

        At March 31, 2016 and December 31, 2015, we were in compliance with all of our respective financial covenants.

        At March 31, 2016 and December 31, 2015, accrued interest and unused commitment fees payable of $1,865,000 and $1,688,000, respectively, are included in accounts payable and accrued expenses.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

7. DEBT (Continued)

        Future principal payments on our debt (face value) at March 31, 2016 are as follows:

Years Ending December 31,	Mortgages Payable	Other(1)	Total
	(in thousands)
2016 (Nine months ending December 31, 2016)	$3,286	$107,000	$110,286
2017	4,642	—	4,642
2018	24,300	—	24,300
2019	1,519	—	1,519
2020	1,596	—	1,596
Thereafter	108,380	412,070	520,450

	$143,723	$519,070	$662,793

(1)
Represents the junior subordinated notes and unsecured credit and term loan facilities.

8. STOCK-BASED COMPENSATION PLANS

        On March 11, 2014, we granted awards of 2,000 restricted shares of Common Stock to each of the independent members of the Board of Directors (6,000 in aggregate) which awards were effective upon the receipt of stockholder approval of the amendment of the 2005 Equity Incentive Plan on April 28, 2014. The shares of Common Stock vested in March 2015 based on a year of continuous service. In April 2015, an additional 2,000 restricted shares of Common Stock were granted to each of the independent members of the Board of Directors (6,000 in aggregate) under the 2015 Equity Incentive Plan, which will vest over a year of continuous service. Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period. We recorded compensation expense of $27,000 and $32,000 for the three months ended March 31, 2016 and 2015, respectively, related to these restricted shares of Common Stock.

        We issued to two of our executive officers an aggregate of 2,000 shares of Common Stock on May 6, 2014 and an aggregate of 2,000 shares of Common Stock on March 6, 2015. The restricted shares of Common Stock vest based on two years of continuous service with one-third of the shares of Common Stock vesting immediately upon issuance and one-third vesting at the end of each of the next two years from the date of issuance. Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period. We recognized compensation expense of $5,000 and $18,000 for the three months ended March 31, 2016 and 2015, respectively, related to these restricted shares of Common Stock.

        As of March 31, 2016, there was $5,000 of total unrecognized compensation expense related to shares of Common Stock which will be recognized over the next year.

9. EARNINGS PER SHARE ("EPS")

        The computations of basic EPS are based on our weighted average shares outstanding. The basic weighted average shares of common stock outstanding were 97,662,000 and 97,582,000 for the three

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

9. EARNINGS PER SHARE ("EPS") (Continued)

months ended March 31, 2016 and 2015, respectively. We had no dilutive securities outstanding for each of the three months ended March 31, 2016 and 2015.

10. DIVIDENDS DECLARED

        Dividends declared during the three months ended March 31, 2016 and 2015 consisted of the following:

        On March 6, 2015, we declared a common share dividend of $0.21875 per share of Common Stock which was paid on March 27, 2015.

        On March 8, 2016, we declared a common share dividend of $0.21875 per share of Common Stock which was paid on March 29, 2016.

11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Hedges of Interest Rate Risk

        In order to manage financing costs and interest rate exposure related to our $385,000,000 unsecured term loan facility (see Note 7), on August 13, 2015, we entered into interest rate swap agreements with multiple counterparties. These swap agreements became effective on November 2, 2015. Each of our interest rate swap agreements meets the criteria for cash flow hedge accounting treatment and we have designated the interest rate swap agreements as cash flow hedges of the risk of variability attributable to changes in the one-month LIBOR on the term loan facility. Accordingly, the interest rate swaps are recorded on the consolidated balance sheets at fair value and the changes in the fair value of the swaps are recorded in OCI and reclassified to earnings as an adjustment to interest expense as interest becomes receivable or payable (see Note 2). We do not expect any significant losses from counterparty defaults related to our swap agreements.

Summary of Derivatives

        The following table sets forth the key terms of our interest rate swap contracts:

Number of Interest Rate Swaps(1)(2)	Total Notional Amount	Fixed Rates	Floating Rate Index	Effective Date	Expiration Date
	(in thousands)
10	$385,000	1.559% - 1.569%	One-Month LIBOR	11/2/2015	5/8/2020

(1)
See Note 12 for our fair value disclosures.

(2)
Our interest rate swaps are not subject to master netting arrangements.

        These swaps hedge the future cash flows of interest payments on our $385,000,000 unsecured term loan facility by fixing the rate until May 8, 2020 at a weighted average rate of 1.563% plus the credit spread, which was 1.60% at March 31, 2016 and December 31, 2015, or an all-in rate of 3.16%.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Credit-Risk-Related Contingent Features

        Each of our interest rate swap agreements contains a provision under which we could also be declared in default under such agreements if we default on the term loan facility. As of March 31, 2016 and December 31, 2015, there have been no events of default under our interest rate swap agreements.

Impact of Hedges on AOCI and Consolidated Statements of Operations

        The changes in the balance of each component of AOCI related to our interest rate swaps designated as cash flow hedges are as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Accumulated other comprehensive income (loss), at beginning of period	$(2,519)	$—
Other comprehensive income (loss) before reclassifications	(9,033)	—
Amounts reclassified from accumulated other comprehensive income (loss)(1)	1,108	—

Net current period other comprehensive income (loss)	(7,925)	—

Accumulated other comprehensive income (loss), at end of period	$(10,444)	$—

(1)
The amounts from AOCI are reclassified as an increase to interest expense in the statements of operations.

Future Reclassifications from AOCI

        We estimate that $4,334,000 related to our derivatives designated as cash flow hedges will be reclassified out of AOCI as an increase to interest expense during the next twelve months.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        Our derivative financial instruments (see Note 11) are measured at fair value on a recurring basis and are presented on the balance sheet at fair value, on a gross basis, excluding accrued interest. The table below presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets:

	March 31, 2016	December 31, 2015	Level	Balance Sheet Location
	(in thousands)
Liabilities:
Interest rate swaps	$10,444	$2,519	2	Other liabilities

        Interest Rate Swaps—We estimate the fair value of our interest rate swaps by calculating the credit-adjusted present value of the expected future cash flows of each swap. The calculation incorporates the contractual terms of the derivatives, observable market interest rates which we consider to be Level 2 inputs, and credit risk adjustments, if any, to reflect the counterparty's as well as our own nonperformance risk.

        The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on our consolidated balance sheets were as follows:

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
	(in thousands)
Assets held for sale:
Loans receivable subject to credit risk	$51,099	$51,298	$46,456	$46,697	3
SBA 7(a) loans receivable, subject to secured borrowings	35,133	35,602	36,646	37,121	3
Commercial real estate loans, subject to secured borrowings	40,494	40,794	20,338	20,408	3
Liabilities:
Junior subordinated notes	24,998	25,065	24,979	25,046	3
Mortgages payable	143,925	149,797	145,072	147,516	3

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

        The carrying amounts of our secured borrowings, included in liabilities associated with assets held for sale, and unsecured credit and term loan facilities approximate their fair values, as the interest rates on these securities are variable and approximate current market interest rates.

        Loans Receivable Subject to Credit Risk—Loans receivable were initially recorded at estimated fair value at the Acquisition Date. Loans receivable originated subsequent to the Acquisition Date are recorded at cost upon origination and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions. At March 31, 2016, our assumptions included discount rates ranging from 8.25% to 13.00% and a prepayment rate of 15.00%. At December 31, 2015, our assumptions included discount rates ranging from 8.00% to 12.75% and a prepayment rate of 15.00%.

        SBA 7(a) Loans Receivable, Subject to Secured Borrowings—These loans receivable represent the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans (a liability associated with assets held for sale on our consolidated balance sheets (Note 6)). There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal. In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows taking into consideration the lack of credit risk and using a prepayment rate of 15.00% at both March 31, 2016 and December 31, 2015.

        Commercial Real Estate Loans, Subject to Secured Borrowings—In order to determine the estimated fair value of our commercial real estate loans receivable which consist of mezzanine loans, we use a present value technique for the anticipated future cash flows using certain assumptions including a discount rate of 11.19% and 9.77% at March 31, 2016 and December 31, 2015, respectively. For the purpose of fair value determination, there is no prepayment anticipated and no potential credit deterioration anticipated on our loans at both March 31, 2016 and December 31, 2015.

        Junior Subordinated Notes—The fair value of the junior subordinated notes is estimated based on current interest rates available for debt instruments with similar terms. Discounted cash flow analysis is generally used to estimate the fair value of our junior subordinated notes. The rate used was 4.46% and 4.44% at March 31, 2016 and December 31, 2015, respectively.

        Mortgages Payable—The fair values of mortgages payable are estimated based on current interest rates available for debt instruments with similar terms. The fair value of our mortgages payable is

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 4.08% to 4.23% and 4.42% to 4.72% at March 31, 2016 and December 31, 2015, respectively.

13. RELATED-PARTY TRANSACTIONS

        In May 2005, CIM Urban and CIM Urban REIT Management L.P., each an affiliate of CIM REIT and CIM Group, L.P. ("CIM Group" or "CIM"), entered into an Investment Management Agreement, pursuant to which CIM Urban engaged CIM Urban REIT Management L.P. to provide investment advisory services to CIM Urban. CIM Investment Advisors, LLC, an affiliate of CIM REIT and CIM Group, registered with the SEC as an investment adviser and, in connection with such registration, CIM Urban entered into a new Investment Management Agreement with CIM Investment Advisors, LLC, in December 2015, on terms substantially similar to those in the previous Investment Management Agreement, pursuant to which CIM Urban engaged CIM Investment Advisors, LLC to provide investment advisory services, and the previous Investment Management Agreement was terminated. "Advisor" refers to CIM Urban REIT Management L.P. prior to December 10, 2015 and to CIM Investment Advisors, LLC on and after December 10, 2015.

        CIM Urban pays asset management fees to the Advisor on a quarterly basis in arrears. The fee is calculated as a percentage of the daily average adjusted fair value of CIM Urban's investments, as defined, as follows:

Daily Average Adjusted Fair Value of CIM Urban's Investments
		Quarterly Fee Percentage
From Greater of	To and Including
(in thousands)
$—	$500,000	0.2500%
500,000	1,000,000	0.2375%
1,000,000	1,500,000	0.2250%
1,500,000	4,000,000	0.2125%
4,000,000	20,000,000	0.1000%

        The Advisor earned asset management fees of $6,478,000 and $6,142,000 for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016 and December 31, 2015, asset management fees of $6,562,000 and $6,260,000, respectively, were due to the Advisor.

        CIM Management, Inc. and certain of its affiliates (collectively, the "CIM Management Entities"), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $1,410,000 and $1,463,000 for the three months ended March 31, 2016 and 2015, respectively. CIM Urban also reimbursed the CIM Management Entities $1,762,000 and $2,057,000 during the three months ended March 31, 2016 and 2015, respectively, for the cost of on-site personnel incurred on behalf of CIM Urban, which is included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $66,000 and $53,000 for the three months ended March 31, 2016 and 2015, respectively,

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

13. RELATED-PARTY TRANSACTIONS (Continued)

which were capitalized to deferred charges. In addition, the CIM Management Entities earned construction management fees of $258,000 and $225,000 for the three months ended March 31, 2016 and 2015, respectively, which were capitalized to investments in real estate.

        At March 31, 2016 and December 31, 2015, fees payable and expense reimbursements due to the CIM Management Entities of $2,006,000 and $2,230,000, respectively, are included in due to related parties. Also included in due (from) to related parties as of March 31, 2016 and December 31, 2015, was ($478,000) and ($274,000), respectively, due (from) the CIM Management Entities and related parties.

        On the Acquisition Date, pursuant to the terms of the Merger Agreement, CIM Commercial and its subsidiaries entered into the Master Services Agreement (the "Master Services Agreement") with CIM Service Provider, LLC (the "Manager"), an affiliate of CIM Group, pursuant to which the Manager agrees to provide or arrange for other service providers to provide management and administration services to CIM Commercial and its subsidiaries following the Merger. Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the manager of Urban Partners GP, LLC. Under the Master Services Agreement, CIM Commercial pays a base service fee (the "Base Service Fee") to the Manager initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. For the three months ended March 31, 2016 and 2015, the Manager earned a Base Service Fee of $254,000 and $253,000, respectively. In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation and/or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. During the three months ended March 31, 2016 and 2015, such services performed by the Manager included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources and corporate communications. The Manager's compensation is based on the salaries and benefits of the employees of the Manager and/or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). For the three months ended March 31, 2016 and 2015, we expensed $866,000 and $691,000 for such services, respectively. At March 31, 2016 and December 31, 2015, $1,475,000 and $1,256,000 was due to the Manager, respectively, for such services.

        On January 1, 2015, we entered into a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC ("CIM SBA"), an affiliate of CIM Group and our subsidiary, PMC Commercial Lending, LLC, which provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing such personnel and resources. For the three months ended March 31, 2016 and 2015, we incurred expenses related to services subject to reimbursement by us under this agreement of $1,062,000 and $1,143,000, respectively, which are included in discontinued operations, and $103,000 and $123,000, respectively, which are included in asset management and other fees to related parties. In addition, we deferred $79,000 and $35,000 associated with services rendered for originating loans for the three months ended March 31, 2016 and 2015, respectively, which are included in loans receivable of our assets held for sale.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

13. RELATED-PARTY TRANSACTIONS (Continued)

        On October 1, 2015, an affiliate of CIM Group entered into a 5-year lease renewal with respect to a property owned by the Company. For the three months ended March 31, 2016 and 2015, we recorded rental and other property income related to this lease of $27,000 and $26,000, respectively.

14. COMMITMENTS AND CONTINGENCIES

        Loan Commitments—Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments (including the unfunded balance of loans which have closed) to fund loans were $110,393,000 at March 31, 2016. Of the total commitments, $89,946,000 was for the unfunded balance of closed commercial real estate loans, approximately $44,074,000 of which is expected to be funded by a participant in those loans through loan participation agreements; the remaining commitments were for prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

        General—In connection with the ownership and operation of real estate properties, we have certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. CIM Commercial had a total of $42,104,000 in future obligations under leases to fund tenant improvements and other future construction obligations at March 31, 2016.

        Employment Agreements—We have employment agreements, effective on the Acquisition Date, with two of our officers. Pursuant to these employment agreements, we issued an aggregate of 76,423 shares of Common Stock under the 2015 Equity Incentive Plan as retention bonuses to these officers in January 2016 (as each executive was not entitled to any disability, death or severance payments on such date). These shares vested immediately. We accrued associated payroll taxes of $444,000 at December 31, 2015, which were paid during the three months ended March 31, 2016, and recorded compensation expenses of $0 and $316,000 during the three months ended March 31, 2016 and 2015, respectively, related to these retention bonuses. In addition, under certain circumstances, each of these employment agreements currently provides for (1) severance payment equal to the annual base salary paid to the officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual base salary paid to the officers. At March 31, 2016, there was no unrecognized compensation expense related to these awards.

        Litigation—We are not currently involved in any material pending or threatened legal proceeding nor, to our knowledge, is any material legal proceeding currently threatened against us, other than routine litigation arising in the ordinary course of business. In the normal course of business, we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business. While the outcome of these legal actions and proceedings cannot be predicted with certainty, in management's opinion, the resolution of these legal proceedings and actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

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

        Rent Expense—The ground lease for a property provides for current annual rent of $503,000, payable quarterly, with increases every five years after July 1, 2015 based on the greater of 15% or 50% of the increase in the Consumer Price Index during a five-year adjustment period. In addition, commencing on July 1, 2040 and July 1, 2065, the rent payable during the balance of the lease term shall be increased by an amount equal to 10% of the rent payable during the immediately preceding lease year. The lease term is through May 31, 2089. If the landlord decides to sell the leased property, we have the right of first refusal.

        Rent expense under this lease, which includes straight-line rent and amortization of acquired below-market ground lease, was $438,000 for each of the three months ended March 31, 2016 and 2015. We record rent expense on a straight-line basis. Straight-line rent liability of $12,457,000 and $12,180,000 is included in other liabilities in the accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

14. COMMITMENTS AND CONTINGENCIES (Continued)

        We lease office space in Dallas, Texas under a lease which expires in May 2018. We recorded rent expense of $58,000, included in discontinued operations, for each of the three months ended March 31, 2016 and 2015.

        Scheduled future noncancelable minimum lease payments at March 31, 2016 are as follows:

Years Ending December 31,	(in thousands)
2016 (Nine months ending December 31, 2016)	$558
2017	749
2018	607
2019	503
2020	541
Thereafter	127,679

$130,637

15. FUTURE MINIMUM LEASE RENTALS

        Future minimum rental revenues under long-term operating leases at March 31, 2016, excluding tenant reimbursements of certain costs, are as follows:

Years Ending December 31,	Governmental Tenants	Other Tenants	Total
	(in thousands)
2016 (Nine months ending December 31, 2016)	$37,216	$79,844	$117,060
2017	44,494	104,875	149,369
2018	43,110	86,042	129,152
2019	44,441	72,571	117,012
2020	41,022	61,434	102,456
Thereafter	143,863	202,980	346,843

	$354,146	$607,746	$961,892

16. CONCENTRATIONS

        Tenant Revenue Concentrations—Rental revenues from the U.S. General Services Administration and other government agencies (collectively, "Governmental Tenants"), which primarily occupy properties located in Washington, D.C., accounted for approximately 20.1% and 22.8% of our rental and other property income for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016 and December 31, 2015, $7,531,000 and $7,968,000, respectively, was due from Governmental Tenants (see Note 15).

        Geographical Concentrations of Investments in Real Estate—As of March 31, 2016 and December 31, 2015, we owned 20 office properties, five multifamily properties, two and three hotel

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

16. CONCENTRATIONS (Continued)

properties, respectively, three parking garages, and two development sites, one of which is being used as a parking lot. These properties are located in four states and Washington, D.C.

        Our revenue concentrations from properties are as follows:

	Three Months Ended March 31,
	2016	2015
California	64.6%	62.5%
Washington, D.C.	21.2	23.8
Texas	8.0	7.5
North Carolina	4.3	4.6
New York	1.9	1.6

	100.0%	100.0%

        Our real estate investments concentrations from properties are as follows:

	March 31, 2016	December 31, 2015
California	51.9%	52.6%
Washington, D.C.	31.6	31.1
Texas	7.5	7.4
North Carolina	5.3	5.3
New York	3.7	3.6

	100.0%	100.0%

17. SEGMENT DISCLOSURE

        In accordance with ASC Topic 280, Segment Reporting, our reportable segments consist of three types of commercial real estate properties, namely, office, hotel and multifamily properties, as well as a segment for our lending operations, which is held for sale as of March 31, 2016 and 2015. Management internally evaluates the operating performance and financial results of the segments based on net operating income. We also have certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to our audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on March 15, 2016.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

17. SEGMENT DISCLOSURE (Continued)

        The net operating income of our reportable segments included in continuing operations for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Office:
Revenues	$46,049	$46,615

Property expenses:
Operating	18,487	19,391
General and administrative	354	313

Total property expenses	18,841	19,704

Segment net operating income—office	27,208	26,911

Hotel:
Revenues	15,283	15,719

Property expenses:
Operating	9,955	10,677
General and administrative	87	41

Total property expenses	10,042	10,718

Segment net operating income—hotel	5,241	5,001

Multifamily:
Revenues	5,058	4,905

Property expenses:
Operating	2,836	2,641
General and administrative	258	83

Total property expenses	3,094	2,724

Segment net operating income—multifamily	1,964	2,181

Total segment net operating income	$34,413	$34,093

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

17. SEGMENT DISCLOSURE (Continued)

        A reconciliation of segment net operating income to net income for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Total segment net operating income	$34,413	$34,093
Interest expense	(6,626)	(5,403)
General and administrative	(1,064)	(2,155)
Asset management and other fees to related parties	(7,701)	(7,209)
Transaction costs	(149)	(428)
Depreciation and amortization	(18,058)	(19,128)
Gain on sale of real estate	24,739	—

Income (loss) from continuing operations	25,554	(230)
Discontinued operations
Income from operations of assets held for sale	1,429	2,962

Net income from discontinued operations	1,429	2,962

Net income	26,983	2,732
Net income attributable to noncontrolling interests	(3)	—

Net income attributable to stockholders	$26,980	$2,732

        The condensed assets for each of the segments as of March 31, 2016 and December 31, 2015, along with capital expenditures and loan originations for the three months ended March 31, 2016 and 2015, are as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Condensed assets:
Office	$1,534,059	$1,520,339
Hotel	163,072	176,735
Multifamily	170,213	171,429
Lending assets held for sale	150,927	128,992
Non-segment assets	87,938	94,565

Total assets	$2,106,209	$2,092,060

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2016, AND DECEMBER 31, 2015, AND
FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

17. SEGMENT DISCLOSURE (Continued)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Capital expenditures(1):
Office	$6,653	$4,164
Hotel	150	457
Multifamily	131	130

Total capital expenditures	6,934	4,751

Loan originations included in assets held for sale	33,777	27,403

Total capital expenditures and loan originations	$40,711	$32,154

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

        The following discussion of our financial condition at March 31, 2016 and results of operations for the three months ended March 31, 2016 and 2015 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. For a more detailed description of the risks affecting our financial condition and results of operations, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

EXECUTIVE SUMMARY

Business Overview

        CIM Commercial is a Maryland corporation and REIT. Our principal business is to invest in, own, and operate Class A and creative office investments in vibrant and improving urban communities throughout the United States. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers-to-entry, high population density, improving demographic trends and a propensity for growth. We believe that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of substantially stabilized assets in the area. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the improving demographics, public commitment, and significant private investment that characterize these areas.

        We are managed by affiliates of CIM Group. Our wholly-owned subsidiary, CIM Urban, is party to an Investment Management Agreement with CIM Investment Advisors, LLC, an affiliate of CIM Group, pursuant to which CIM Investment Advisors, LLC provides investment advisory services to CIM Urban. In addition, we are party to a Master Services Agreement with the Manager, an affiliate of CIM Group, pursuant to which the Manager provides or arranges for other service providers to provide management and administration services to us. CIM Group is a vertically-integrated, full-service investment manager with multidisciplinary expertise and in-house research, acquisition, investment, development, finance, leasing, and management capabilities. CIM Group is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; and New York, New York.

Properties

        As of March 31, 2016, our real estate portfolio consisted of (i) 20 office properties comprised of approximately 5.5 million rentable square feet, (ii) five multifamily properties comprised of 930 units, (iii) two hotels comprised of 908 rooms, (iv) three parking garages, two of which have street level retail space, and (v) two development sites, one of which is being used as a parking lot.

Strategy

        Our investment strategy is centered around CIM's community qualification process. We believe this strategy provides us with a significant competitive advantage when making urban real estate investments. The qualification process generally takes between six months and five years and is a critical component of CIM's investment evaluation. CIM examines the characteristics of a market to determine whether the district justifies the extensive efforts CIM undertakes in reviewing and making potential investments in its qualified communities ("Qualified Communities"). Qualified Communities generally fall into one of two categories: (i) transitional urban districts that have dedicated resources to become vibrant urban communities and (ii) well-established, thriving urban areas (typically major central business districts). Qualified Communities are distinct districts which have dedicated resources to become or are currently vibrant communities where people can live, work, shop and be entertained—all within walking distance or close proximity to public transportation. These areas also generally have high barriers-to-entry, high population density, improving demographic trends and a propensity for growth. CIM believes that a vast majority of the risks associated with making real asset investments are mitigated by accumulating local market knowledge of the community where the investment lies. CIM typically spends significant time and resources qualifying targeted investment communities prior to making any acquisitions. Since 1994, CIM Group has qualified 103 communities and has deployed capital in 51 of these Qualified Communities. Although we may not invest exclusively in Qualified Communities, it is expected that most of our investments will be identified through this systematic process.

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

        We have been reviewing our strategies with respect to certain of our non-office and non-strategic real estate portfolio. As a result of such review, we sold a hotel in Oakland, California in February 2016 and an office building in Santa Ana, California in November 2015. As a general matter, we continuously evaluate our portfolio as well as our strategy and such review may result in additional dispositions that no longer fit our overall objectives and/or changes in our strategy.

Lending Segment

        In order to allow CIM Commercial to increase its focus on Class A and creative office investments, our Board of Directors approved a plan for the lending segment that, when completed, will result in the deconsolidation of the lending segment. The assets and liabilities of the lending segment are reflected as held for sale in our March 31, 2016 and December 31, 2015 consolidated balance sheets and its operations have been reflected as discontinued operations in our consolidated income statements for the three months ended March 31, 2016 and 2015 (see Note 6). During July 2015, to maximize value, we modified our strategy from a strategy of selling the lending segment as a whole to a strategy of soliciting buyers for components of the business. In December 2015, pursuant to the modified plan, we sold substantially all of our commercial mortgage loans that were associated with the lending segment to an unrelated third party. This change in the sale methodology resulted in the need to extend the period to complete the sale of the remainder of the lending segment beyond one year. The Company is continuing its efforts and is actively soliciting the sale of the remainder of the lending segment.

        Through our lending business, we are a national lender that primarily originates loans to small businesses through the SBA 7(a) Loan Program. We identify loan origination opportunities through personal contacts, internet referrals, attendance at trade shows and meetings, direct mailings, advertisements in trade publications and other marketing methods. We also generate loans through referrals from real estate and loan brokers, franchise representatives, existing borrowers, lawyers and accountants.

        As part of our lending business, we also originate commercial real estate loans for properties that are primarily located in CIM Group's Qualified Communities. We target investments between $15 million and $150 million with a focus on developing a diversified pool of loans. These loans are typically short duration (five years or less, inclusive of extension options), floating rate and are expected to be:

  •
  limited and/or non-recourse junior (mezzanine, b-note or 2nd lien) and senior construction loans; or

  •
  limited and/or non-recourse junior (mezzanine, b-note or 2nd lien) and senior acquisition, bridge or repositioning loans.

        We have participated and expect to continue to participate with one or more institutional investors with respect to a substantial portion of these loans, and/or syndicate a substantial portion of these loans to, one or more institutional investors.

Funds from Operations ("FFO")

        We believe that FFO is a widely recognized and appropriate measure of the performance of a REIT and that it is frequently used by security analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO represents net income (loss), computed in accordance with GAAP, excluding gains (or losses) from sales of real estate, real estate depreciation and amortization (other than amortization of deferred financing costs), and adjustments for non-controlling interests. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT").

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

        The following table sets forth a reconciliation of net income to FFO:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net income attributable to stockholders	$26,980	$2,732
Depreciation and amortization	18,058	19,128
Gain on sale of depreciable assets	(24,739)	—
Net income attributable to noncontrolling interests	3	—

FFO	$20,302	$21,860

        FFO decreased to $20,302,000, or $1,558,000, for the three months ended March 31, 2016, compared to $21,860,000 for the three months ended March 31, 2015. The decrease in FFO was primarily attributable to a decrease of $1,533,000 in income from discontinued operations, an increase of $1,223,000 in interest expense and an increase of $492,000 in asset management and other fees to related parties, partially offset by a decrease in corporate general and administration expenses of $1,091,000 and an increase of $320,000 in net operating income of our three operating segments in continuing operations.

Rental Rate Trends

        Office Rental Rates:    The following table sets forth the annualized rent per occupied square foot across our office portfolio as of the specified periods:

	As of March 31,
	2016	2015
Annualized rent per occupied square foot(1)	$36.59	$36.07

(1)
Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements for the twelve months ended March 31, 2016 and 2015 were approximately $4,227,000 and $7,400,000, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.

        Over the next four quarters, we expect to see expiring cash rents as set forth in the table below:

	For the Three Months Ended
	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017
Expiring Cash Rents:
Expiring square feet(1)	130,283	80,445	79,559	137,801
Expiring rent per square foot(2)	$27.20	$52.40	$42.08	$30.18

(1)
All month-to-month tenants occupying a total of 75,671 square feet are included in the expiring leases in the first quarter listed.

(2)
Represents gross monthly base rent, as of March 31, 2016, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

        During the three months ended March 31, 2016, we executed leases with terms longer than 12 months totaling 236,876 square feet. The table below sets forth information on certain of our executed leases during the three months ended March 31, 2016, excluding space that was vacant for more than one year.

	Number of Leases(1)(2)	Rentable Square Feet(2)	New Cash Rents per Square Foot(2)(3)	Expiring Cash Rents per Square Foot(2)(3)
Three Months Ended March 31, 2016 (3)	8	31,624	$27.77	$28.83

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

        Multifamily Rates:    The following table sets forth the monthly rent per occupied unit across our multifamily portfolio for the specified periods:

	As of March 31,
	2016	2015
Monthly rent per occupied unit(1)	$1,974	$1,792

(1)
Represents gross monthly base rent under leases commenced as of the specified period, divided by occupied units. This amount reflects total cash rent before concessions. Our property in New York was in the process of being re-leased as individual units as of March 31, 2015 as our corporate housing tenant terminated its lease in March 2015. Monthly rent per occupied unit excluding the New York property is $1,581 and $1,565 as of March 31, 2016 and 2015, respectively.

        Occupancy Rates:    The following table sets forth the occupancy rates across our office and multifamily real estate portfolios, as of the specified periods:

	As of March 31,
	2016	2015
Office portfolio	83.2%	85.2%
Multifamily portfolio(1)	93.5%	83.1%

(1)
The multifamily occupancy as of March 31, 2015 reflects zero occupancy for our New York property, as our corporate housing tenant terminated its lease in March 2015 and we were in the process of re-leasing the property as individual units. The occupancy rate for the multifamily portfolio excluding the New York property is 92.9% and 94.3% as of March 31, 2016 and 2015, respectively.

        Hotel Statistics:    The following table sets forth the occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") for the hotel portfolio for the specified periods:

	For the Three Months Ended March 31,
	2016	2015
Rental Rate Trends—Hotel Statistics
Occupancy	81.1%	83.8%
ADR	$142.07	$130.64
RevPAR	$115.16	$109.52

        One of our hotel properties, the Courtyard Oakland, was sold in February 2016 (see Note 3). The following table sets forth the occupancy, ADR and RevPAR for the hotel portfolio excluding the Courtyard Oakland for the specified periods:

	For the Three Months Ended March 31,
	2016	2015
Rental Rate Trends—Hotel Statistics, Excluding the Courtyard Oakland
Occupancy	81.5%	84.6%
ADR	$140.50	$124.94
RevPAR	$114.48	$105.64

Secondary Market Loan Sales

        Our lending segment, which is reflected as held for sale at March 31, 2016 and December 31, 2015, sells loans pursuant to the SBA 7(a) Program. The SBA guaranteed portion of these loans are sold in legal sale transactions to either dealers in government guaranteed loans or institutional investors as the loans are fully funded. These government guaranteed portions of loans may be sold for (1) a cash premium and the minimum 1% SBA required servicing spread, (2) significant future servicing spread and no cash premium or (3) future servicing spread and a cash premium of 10%. We are required to permanently treat certain of the proceeds received from these legally sold portions of loans (those loans sold solely for future servicing spread and those loans sold for a cash premium of 10% and future servicing spread) as secured borrowings (debt), which are included in the accompanying consolidated balance sheets as liabilities associated with assets held for sale, and 100% of the loans are included in assets held for sale.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

Overview

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Total revenues	$66,390	$67,239	$(849)	(1.3)%
Total expenses	65,575	67,469	(1,894)	(2.8)%
Gain on sale of real estate	24,739	—	24,739	—
Net income from discontinued operations	1,429	2,962	(1,533)	(51.8)%
Net income	26,983	2,732	24,251	—

        Net income increased to $26,983,000, or by $24,251,000, for the three months ended March 31, 2016, compared to $2,732,000 for the three months ended March 31, 2015. The increase was primarily attributable to a gain on sale of real estate of $24,739,000 (see Note 3), a decrease of $1,091,000 in corporate general and administration expenses, a decrease of $1,070,000 in depreciation and amortization expense, and an increase of $320,000 in net operating income of our three operating segments in continuing operations, partially offset by an increase of $1,223,000 in interest expense, a decrease of $1,533,000 in income from discontinued operations, and an increase of $492,000 in asset management and other fees to related parties.

        CIM Commercial operates in four segments: office, hotel and multifamily properties and lending. The lending segment is classified as held for sale at March 31, 2016 and 2015 and is included in discontinued operations. Set forth and described below are summary segment results for our three segments included in continuing operations.

Summary Segment Results

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenues:
Office	$46,049	$46,615	$(566)	(1.2)%
Hotel	15,283	15,719	(436)	(2.8)%
Multifamily	5,058	4,905	153	3.1%
Expenses:
Office	18,841	19,704	(863)	(4.4)%
Hotel	10,042	10,718	(676)	(6.3)%
Multifamily	3,094	2,724	370	13.6%

Revenues

        Office Revenue:    Revenues include rental revenues from office properties, expense reimbursements and lease termination income. Office revenue decreased to $46,049,000, or 1.2%, for the three months ended March 31, 2016 compared to $46,615,000 for the three months ended March 31, 2015, primarily due to decreases in revenues at our Sacramento, California property due to expiration of a lease with a large tenant on June 30, 2015, and a decrease in revenue at one of our Washington D.C. properties due to expiration of a lease with a large tenant on January 31, 2016, as well as a revenue decrease resulting from the sale of our Santa Ana, California property in November 2015. These decreases in revenue are partially offset by revenue increases at certain properties in Washington D.C. and California due to increases in occupancy. Although we signed an approximately 113,000 square foot lease at a Washington D.C. property which experienced the loss of the large tenant in January 2016, the tenant is not expected to take occupancy until mid-2017. Therefore, we expect the decrease in revenues to be sustained for the remainder of the year at this property.

        Hotel Revenue:    Hotel revenue decreased to $15,283,000, or 2.8%, for the three months ended March 31, 2016 compared to $15,719,000 for the three months ended March 31, 2015. The decrease is primarily due to the sale of a hotel property in February 2016 (see Note 3), partially offset by revenue increases at the remaining hotel properties due to RevPAR growth primarily as a result of increased rates.

        Multifamily Revenue:    Multifamily revenue increased to $5,058,000, or 3.1%, for the three months ended March 31, 2016 compared to $4,905,000 for the three months ended March 31, 2015. The increase is primarily due to higher revenue from our New York property, which we began re-leasing as individual units starting in March 2015 following the termination of the lease by our corporate housing tenant.

Expenses

        Office Expenses:    Office expenses decreased to $18,841,000, or 4.4%, for the three months ended March 31, 2016 compared to $19,704,000 for the three months ended March 31, 2015. The decrease is primarily due to a decrease in expenses associated with our Santa Ana, California property sold in November 2015 and a decrease in electricity expense at our Washington D.C. properties, partially offset by an increase in earthquake insurance premiums at our California properties.

        Hotel Expenses:    Hotel expenses decreased to $10,042,000, or 6.3%, for the three months ended March 31, 2016 compared to $10,718,000 for the three months ended March 31, 2015. The decrease is primarily due to the sale of a hotel property in February 2016 (see Note 3), partially offset by an increase in operating costs at the remaining hotel properties.

        Multifamily Expenses:    Multifamily expenses increased to $3,094,000, or 13.6%, for the three months ended March 31, 2016 compared to $2,724,000 for the three months ended March 31, 2015. The increase is primarily due to higher expenses associated with operating our New York property, which was in the process of being re-leased as individual units during March 2015 following the termination of the lease by our corporate housing tenant, and an increase in legal fees at our New York property, partially offset by a decrease in real estate taxes at our New York property, due to an increase in the first quarter of 2015 resulting from the temporary loss of tax abatements while it was being leased by a corporate housing operator.

        Interest Expense:    Interest expense, which is not allocated to our operating segments, was $6,626,000 for the three months ended March 31, 2016, an increase of $1,223,000 compared to $5,403,000 in the corresponding period in 2015. The increase is mainly due to incremental net borrowings under the credit and term loan facilities during the last nine months of 2015 combined with a higher overall interest rate including the impact of the interest rate swaps, partially offset by lower interest expense as a result of the repayment of approximately $71,237,000 in fixed rate mortgages in April and September 2015.

        General and Administrative Expenses:    General and administrative expenses, which have not been allocated to our operating segments, were $1,064,000 for the three months ended March 31, 2016, a decrease of $1,091,000 compared to $2,155,000 in the corresponding period in 2015. The decrease is primarily due to a decrease in legal, other consulting and stock-based compensation expenses.

        Transaction Costs:    Transaction costs totaling $149,000 for the three months ended March 31, 2016 represent a $279,000 decrease from $428,000 for the three months ended March 31, 2015. The costs incurred for the three months ended March 31, 2016 mostly represent abandoned project costs, while the costs incurred for the three months ended March 31, 2015 represent abandoned project costs and costs related to the planned disposition of the lending segment held for sale.

        Asset Management and Other Fees to Related Parties:    Asset management fees totaled $6,478,000 for the three months ended March 31, 2016 compared to $6,142,000 for the three months ended March 31, 2015. Asset management fees are calculated based on a percentage of the average adjusted fair value of CIM Urban's investments, which are appraised in the fourth quarter of each year. The higher fees reflect a net increase in the fair value of CIM Urban's real estate investments based on the December 31, 2015 appraised values, as well as incremental capital expenditures incurred in the first three months of 2016, offset by decreases as a result of dispositions. CIM Commercial also pays a Base Service Fee to the Manager, a related party, which totaled $254,000 for the three months ended March 31, 2016 compared to $253,000 for the three months ended March 31, 2015. In addition, the Manager may receive compensation and/or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the three months ended March 31, 2016 and 2015, we expensed $866,000 and $691,000 for such services, respectively. For the three months ended March 31, 2016 and 2015, we also expensed $103,000 and $123,000, respectively, related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement Agreement, pursuant to which substantially all our lending segment employees moved to CIM SBA Staffing, an affiliate of CIM Group, effective January 1, 2015.

        Depreciation and Amortization Expense:    Depreciation and amortization expense was $18,058,000 for the three months ended March 31, 2016, a decrease of $1,070,000 compared to $19,128,000 for the three months ended March 31, 2015. The decrease is primarily due to the sale of an office property in November 2015 and a hotel property in February 2016, partially offset by an increase in the depreciation expense associated with additional capital expenditures.

Discontinued Operations

        Net income from discontinued operations:    Net income from discontinued operations represents revenues and expenses from our lending segment, including interest income on loans and other loan related fee income, offset by expenses, which include general and administrative expenses, fees to related party, direct interest expense, and provision for income taxes. Net income from discontinued operations was $1,429,000, a decrease of $1,533,000 compared to $2,962,000 for the three months ended March 31, 2015, mainly due to the sale of substantially all of our commercial mortgage loans in December 2015.

Liquidity and Capital Resources

Sources and Uses of Funds

Credit Facilities

        In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. The credit facility can be increased to $1,150,000,000 under certain conditions. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at (i) the base rate, plus 0.20% to 1.00% or (ii) LIBOR plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bear interest at (i) the base rate, plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The delayed-draw term loan was also subject to an unused line fee of 0.25%. The credit facility matures in September 2016 and provides for two one-year extension options under certain conditions. We intend to either exercise the extension option or identify alternative funding options at or prior to debt maturity. At April 30, 2016, March 31, 2016 and December 31, 2015, $107,000,000 ($0 under the revolver and $107,000,000 under the term loans) was outstanding under the credit facility and $450,000,000 was available for future borrowings. Proceeds from the unsecured credit facility were used for acquisitions and general corporate purposes, and to repay mortgage loans and outstanding balances under our prior unsecured credit facilities. At March 31, 2016, the interest rate on this unsecured credit facility was 1.58%, while at December 31, 2015, the interest rate was 1.57%.

        In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $385,000,000. The term loan facility ranks pari passu with CIM Commercial's $850,000,000 unsecured credit facility described above; covenants under the term loan facility are substantially the same as those in the $850,000,000 unsecured credit facility. Outstanding advances under the term loan facility bear interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio. The unused portion of the term loan facility was also subject to an unused fee of 0.20%. With some exceptions, any prepayment of the term loan facility prior to May 2017 will be subject to a prepayment fee up to 2% of the outstanding principal amount. The term loan facility matures in May 2022. On November 2, 2015, $385,000,000 was drawn under the term loan facility. At April 30, 2016, March 31, 2016 and December 31, 2015, $385,000,000 was outstanding under the term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. At March 31, 2016 and December 31, 2015, the variable interest rate on this unsecured term loan facility was 2.04% and 1.84%, respectively. The interest rate of the loan has been effectively converted to a fixed rate of 3.16% until May 8, 2020 through interest rate swaps (see Note 11).

        At March 31, 2016 and December 31, 2015, we were in compliance with all of our respective financial covenants.

        We currently have substantial borrowing capacity, and will likely finance our future activities through one or more of the following methods: (i) offerings of shares of Common Stock, preferred shares, senior unsecured securities, and/or other equity and debt securities; (ii) credit facilities and term loans; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing investments as collateral; (iv) the sale of existing investments; and/or (v) cash flows from operations. We expect to employ leverage levels that are comparable to those of other commercial REITs engaged in business strategies similar to our own.

        Our long-term liquidity needs will consist primarily of funds necessary to acquire investments and pay for development or repositioning of properties, capital expenditures, refinancing of indebtedness and acquisitions of shares of our Common Stock, at or below net asset value, whether through one or more tender offers, share repurchases or otherwise. In addition, once we issue shares of preferred stock under the registration statement that we filed with the SEC in April 2016, our future liquidity needs will include dividends on such preferred stock and may include use of funds for the redemption of such preferred stock (if we choose to pay the redemption price in cash instead of shares of our Common Stock). We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through one or more of the methods described in the immediately preceding paragraph. If we cannot obtain additional funding for our long-term liquidity needs, our investments may generate lower cash flows or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so and could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

Available Borrowings, Cash Balances and Capital Resources

        We have typically financed our capital needs through investor equity commitments, long-term secured mortgages, and unsecured short-term credit facilities and term loans. As of March 31, 2016 and December 31, 2015, we had total indebtedness, exclusive of debt included in liabilities associated with assets held for sale, of $656,498,000 and $656,835,000, respectively. Included in total indebtedness is $492,000,000 of borrowings under credit and term loan facilities with total capacity of $942,000,000 at both March 31, 2016 and December 31, 2015. As of May 5, 2016, $492,000,000 ($0 under the revolver and $492,000,000 under the term loans) was outstanding under the credit and term loan facilities, and $450,000,000 was available for future borrowings.

Cash Flow Analysis

        As a REIT, our cash flows from operations are typically used to fund our dividends.

        Our cash and cash equivalents, inclusive of cash associated with assets held for sale, totaled $106,224,000 and $140,572,000 at March 31, 2016 and December 31, 2015, respectively. Our cash flows from operating activities are primarily dependent upon the occupancy level of our real estate assets, the rental rates achieved through our leases, and the collectability of rent and recoveries from our tenants. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities totaled $7,068,000 for the three months ended March 31, 2016 compared to $9,961,000 for the three months ended March 31, 2015. The decrease was mainly due to a decrease of $4,443,000 resulting from increased funding for loans held for sale, partially offset by an increase of $2,810,000 resulting from a lower level of working capital used.

        Our cash flows from investing activities are primarily related to property investments and sales, expenditures for development and redevelopment projects, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash used in investing activities for the three months ended March 31, 2016 was $28,451,000 compared to $19,716,000 in the corresponding period in 2015. The increase in net cash used in investing activities was primarily due to an increase in the change in restricted cash of $44,550,000 primarily related to an anticipated Section 1031 Exchange in connection with the sale of a hotel property in February 2016 (see Note 2), an increase in funding for loans of $1,931,000 and a decrease of $4,527,000 in principal collected on loans, partially offset by the net proceeds of $42,782,000 from the sale of a hotel property.

        Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash used in financing activities for the three months ended March 31, 2016 was $12,965,000 compared to net cash provided by financing activities of $11,768,000 in the corresponding period in 2015. We had net borrowings, inclusive of borrowings of the lending segment held for sale, of $8,400,000 for the three months ended March 31, 2016 compared to $33,070,000 for the three months ended March 31, 2015.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

        During the three months ended March 31, 2016, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

        At March 31, 2016, we did not have any off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        Our recently issued accounting pronouncements are described in Note 2 to the consolidated financial statements included in this Form 10-Q.

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

        On March 8, 2016, we declared a common share dividend of $0.21875 per share of Common Stock which was paid on March 29, 2016.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

        The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 4.08% to 4.23% at March 31, 2016 and 4.42% to 4.72% at December 31, 2015. Mortgages payable with book values of $143,925,000 and $145,072,000 as of March 31, 2016 and December 31, 2015, respectively, have fair values of approximately $149,797,000 and $147,516,000, respectively.

        Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. At March 31, 2016 and December 31, 2015 (excluding premiums and discounts, and debt issuance costs, including the debt associated with assets held for sale and before the impact of the interest rate swaps), $143,723,000 (or 20.1%) and $144,791,000 (or 20.4%) of our debt, respectively, was fixed rate mortgage loans, and $572,106,000 (or 79.9%) and $563,498,000 (or 79.6%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding at March 31, 2016 and December 31, 2015, and before the impact of the interest rate swaps, a 12.5 basis point change in LIBOR would result in an annual impact to our earnings of approximately $715,000 and $704,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt or the impact of interest rate swaps.

        In order to manage financing costs and interest rate exposure related to our $385,000,000 unsecured term loan facility, on August 13, 2015, we entered into interest rate swap agreements with multiple counterparties. These swap agreements became effective on November 2, 2015. These interest rate swaps effectively convert the interest rate on the term loan facility into a fixed weighted average rate of 1.563% plus the credit spread, which was 1.60% at March 31, 2016 and December 31, 2015, or an all-in rate of 3.16% until May 8, 2020. However, our use of these derivative instruments to hedge exposure to changes in interest rates exposes us to credit risk from the potential inability of our counterparties to perform under the terms of the agreements. We attempt to minimize this credit risk by contracting with what we believe to be high-quality financial counterparties. For a description of our derivative contracts, see Note 11 to our consolidated financial statements included in this Report.

Item 4.
Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, as of March 31, 2016, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.    Unregistered Sales of Equity and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

*31.1	Section 302 Officer Certification—Chief Executive Officer
*31.2	Section 302 Officer Certification—Chief Financial Officer
*32.1	Section 906 Officer Certification—Chief Executive Officer
*32.2	Section 906 Officer Certification—Chief Financial Officer
*101	Interactive data files pursuant to Rule 405 of Regulation S-T

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIM COMMERCIAL TRUST CORPORATION
Dated: May 10, 2016	By:	/s/ CHARLES E. GARNER II Charles E. Garner II Chief Executive Officer
Dated: May 10, 2016	By:	/s/ DAVID THOMPSON David Thompson Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description
*31.1	Section 302 Officer Certification—Chief Executive Officer
*31.2	Section 302 Officer Certification—Chief Financial Officer
*32.1	Section 906 Officer Certification—Chief Executive Officer
*32.2	Section 906 Officer Certification—Chief Financial Officer
*101	Interactive data files pursuant to Rule 405 of Regulation S-T

*
Filed herewith.