Form 10-Q
period 2016-06-30
CIM Commercial Trust Corp
filed 2016-08-09
CIK 908311

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        As of August 3, 2016, the Registrant had outstanding 87,676,197 shares of common stock, par value $0.001 per share.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
INDEX

PART I
Financial Information

Item 1.
Financial Statements

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments in real estate, net	$1,625,070	$1,691,711
Cash and cash equivalents	37,593	124,636
Restricted cash	82,460	7,267
Accounts receivable, net	11,111	10,726
Deferred rent receivable and charges, net	103,104	97,225
Other intangible assets, net	15,634	17,353
Other assets	95,097	14,150
Assets held for sale, net	181,028	128,992

TOTAL ASSETS	$2,151,097	$2,092,060

LIABILITIES AND EQUITY
LIABILITIES:
Debt	$939,767	$656,835
Accounts payable and accrued expenses	39,639	40,049
Intangible liabilities, net	4,824	6,086
Due to related parties	9,773	9,472
Other liabilities	40,129	29,531
Liabilities associated with assets held for sale	52,994	52,740

Total liabilities	1,087,126	794,713

COMMITMENTS AND CONTINGENCIES (Note 14)
EQUITY:
Common stock, $0.001 par value; 900,000,000 shares authorized; 87,676,197 and 97,589,598 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	88	98
Additional paid-in capital	1,633,735	1,820,451
Accumulated other comprehensive income (loss)	(12,889)	(2,519)
Distributions in excess of earnings	(557,876)	(521,620)

Total stockholders' equity	1,063,058	1,296,410
Noncontrolling interests	913	937

Total equity	1,063,971	1,297,347

TOTAL LIABILITIES AND EQUITY	$2,151,097	$2,092,060

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
REVENUES:
Rental and other property income	$61,624	$63,171	$124,472	$126,569
Expense reimbursements	3,316	3,263	6,244	6,444
Interest and other income	498	485	1,112	1,145

	65,438	66,919	131,828	134,158

EXPENSES:
Rental and other property operating	32,299	32,985	63,577	65,694
Asset management and other fees to related parties	7,492	7,456	15,193	14,665
Interest	7,302	5,586	13,928	10,989
General and administrative	1,712	1,955	3,475	4,547
Transaction costs	118	373	267	801
Depreciation and amortization	18,480	17,566	36,538	36,694

	67,403	65,921	132,978	133,390

Gain on sale of real estate	—	—	24,739	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,965)	998	23,589	768

DISCONTINUED OPERATIONS:
Income from operations of assets held for sale	2,823	3,984	4,252	6,946

NET INCOME FROM DISCONTINUED OPERATIONS	2,823	3,984	4,252	6,946

NET INCOME	858	4,982	27,841	7,714
Net income attributable to noncontrolling interests	(9)	(6)	(12)	(6)

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS	$849	$4,976	$27,829	$7,708

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Continuing operations	$(0.02)	$0.01	$0.24	$0.01

Discontinued operations	$0.03	$0.04	$0.04	$0.07

Net income	$0.01	$0.05	$0.29	$0.08

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	96,683	97,589	97,173	97,586

Diluted	96,683	97,589	97,173	97,586

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
NET INCOME	$858	$4,982	$27,841	$7,714
Other comprehensive income (loss): cash flow hedges	(2,445)	—	(10,370)	—

COMPREHENSIVE INCOME (LOSS)	(1,587)	4,982	17,471	7,714
Comprehensive income attributable to noncontrolling interests	(9)	(6)	(12)	(6)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO STOCKHOLDERS	$(1,596)	$4,976	$17,459	$7,708

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

(In thousands, except share and per share data)

	Six Months Ended June 30, 2016
	Common Stock Outstanding	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions In Excess Of Earnings	Noncontrolling Interests	Total Equity
	(Unaudited)
Balances, January 1, 2016	97,589,598	$98	$1,820,451	$(2,519)	$(521,620)	$937	$1,297,347
Distributions to noncontrolling interests	—	—	—	—	—	(36)	(36)
Stock-based compensation expense	10,176	—	65	—	—	—	65
Issuance of shares pursuant to employment agreements	76,423	—	—	—	—	—	—
Repurchase of common stock	(10,000,000)	(10)	(186,781)	—	(23,541)	—	(210,332)
Common dividends ($0.4375 per share)	—	—	—	—	(40,544)	—	(40,544)
Other comprehensive income (loss)	—	—	—	(10,370)	—	—	(10,370)
Net income	—	—	—	—	27,829	12	27,841

Balances, June 30, 2016	87,676,197	$88	$1,633,735	$(12,889)	$(557,876)	$913	$1,063,971

	Six Months Ended June 30, 2015
	Common Stock Outstanding	Common Stock Par Value	Additional Paid-in Capital	Distributions In Excess Of Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(Unaudited)
Balances, January 1, 2015	97,581,598	$98	$1,824,381	$(460,623)	$(4,901)	$861	$1,359,816
Contributions from noncontrolling interests	—	—	—	—	—	110	110
Distributions to noncontrolling interests	—	—	—	—	—	(38)	(38)
Stock-based compensation expense	8,000	—	717	—	—	—	717
Common dividends ($0.4375 per share)	—	—	—	(42,693)	—	—	(42,693)
Net income	—	—	—	7,708	—	6	7,714

Balances, June 30, 2015	97,589,598	$98	$1,825,098	$(495,608)	$(4,901)	$939	$1,325,626

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,841	$7,714
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent and amortization of intangible assets, liabilities and lease inducements	(2,637)	(2,893)
Depreciation and amortization	36,538	36,694
Gain on sale of real estate	(24,739)	—
Straight line rent, below-market ground lease and amortization of intangible assets	885	1,000
Amortization of deferred loan costs	1,967	1,538
Amortization of premiums and discounts on debt	(543)	(634)
Unrealized premium adjustment	835	727
Amortization and accretion on loans receivable, net	(419)	(2,234)
Bad debt expense	(60)	982
Deferred income taxes	76	(26)
Stock-based compensation	65	717
Loans funded, held for sale to secondary market	(22,105)	(16,438)
Proceeds from sale of guaranteed loans	21,579	17,365
Principal collected on loans subject to secured borrowings	1,883	2,365
Other operating activity	1,020	(192)
Changes in operating assets and liabilities:
Accounts receivable and interest receivable	(1,574)	(2,045)
Other assets	(1,107)	(1,681)
Accounts payable and accrued expenses	(1,779)	(3,956)
Deferred leasing costs	(6,532)	(2,926)
Other liabilities	2,063	352
Due to related parties	301	621

Net cash provided by operating activities	33,558	37,050

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(18,121)	(14,074)
Proceeds from sale of real estate property, net	42,782	—
Loans funded	(27,871)	(24,683)
Principal collected on loans	26,164	13,058
Restricted cash	(76,956)	1,200
Other investing activity	1,042	184

Net cash used in investing activities	(52,960)	(24,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payment of) mortgage loans, net	309,170	(15,692)
(Payment of) proceeds from unsecured revolving lines of credit, revolving credit facilities and term notes, net	(107,000)	55,000
Payment of principal on secured borrowings	(11,965)	(2,365)
Proceeds from secured borrowings	9,956	—
Payment of deferred preferred stock offering costs	(362)	—
Payment of deferred loan costs	(1,076)	(3,415)
Payment of dividends	(40,544)	(42,693)
Repurchase of common stock	(210,060)	—
Contributions from noncontrolling interests	—	110
Noncontrolling interests' distributions	(36)	(38)

Net cash used in financing activities	(51,917)	(9,093)

Change in cash balances included in assets held for sale	(15,724)	1,295

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(87,043)	4,937
CASH AND CASH EQUIVALENTS:
Beginning of period	124,636	17,615

End of period	$37,593	$22,552

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$13,717	$10,520

Federal income taxes paid	$50	$505

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additions to investments in real estate included in accounts payable and accrued expenses	$9,392	$5,115

Additions to investments in real estate included in other assets	$—	$4,224

Net decrease in fair value of derivatives applied to other comprehensive income (loss)	$(10,370)	$—

Reduction of loans receivable and secured borrowings due to the SBA's repurchase of the guaranteed portion of loans	$2,663	$—

Additions to deferred loan costs included in accounts payable and accrued expenses	$626	$67

Expenses related to repurchase of common stock included in accounts payable and accrued expenses	$272	$—

Proceeds receivable from closed mortgage loans included in other assets	$80,687	$—

Additions to deferred preferred stock offering costs included in accounts payable and accrued expenses	$984	$—

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

1. ORGANIZATION AND OPERATIONS

        CIM Commercial Trust Corporation ("CIM Commercial" or the "Company") or together with its wholly-owned subsidiaries, (which, together with CIM Commercial, may be referred to as "we," "us" or "our") primarily invests in, owns, and operates Class A and creative office investments in vibrant and improving urban communities throughout the United States. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers-to-entry, high population density, improving demographic trends and a propensity for growth. We also generate income from the yield and other related fee income earned on our investments from our lending activities. As discussed in Note 6, the lending segment is held for sale at June 30, 2016 and December 31, 2015. We were originally organized in 1993 as PMC Commercial Trust ("PMC Commercial"), a Texas real estate investment trust.

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

        Pursuant to the Merger Agreement, an affiliate of CIM REIT and CIM Urban received 4,400,000 shares of newly-issued PMC Commercial common stock ("Common Stock") and approximately 65,000,000 shares of newly-issued PMC Commercial preferred stock. Following the Merger and subsequent increase in our authorized number of shares, each share of preferred stock was converted into 1.4 shares of Common Stock, resulting in the issuance of 95,440,000 shares of Common Stock in the aggregate in connection with the Merger, representing approximately 97.8% of PMC Commercial's outstanding shares of Common Stock at the time.

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

        On April 28, 2014, we filed Articles of Amendment (the "Reverse Split Amendment") to effectuate a one-for-five reverse stock split of the Common Stock, effective April 29, 2014. Pursuant to the reverse stock split, each five shares of Common Stock issued and outstanding immediately prior to the effective time of the reverse stock split were converted into one share of Common Stock. Fractional shares of Common Stock were not issued as a result of the reverse stock split; instead, holders of pre-split shares of Common Stock who otherwise would have been entitled to receive a fractional share of Common Stock received an amount in cash equal to the product of the fraction of a share multiplied by the closing price of the Common Stock (as adjusted for the one-for-five reverse stock split). In connection with and immediately following the filing of the Reverse Split Amendment, we

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

1. ORGANIZATION AND OPERATIONS (Continued)

filed Articles of Amendment to decrease the par value of the Common Stock issued and outstanding to $0.001 per share, effective April 29, 2014, subsequent to the effective time of the Reverse Split Amendment. All per share and outstanding share information has been presented to reflect the reverse stock split.

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

        Interim Financial Information—The accompanying interim consolidated financial statements of CIM Commercial have been prepared by our management in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Our accompanying interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 15, 2016.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Investments in real estate are evaluated for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two of the impairment testing under GAAP is based on either the income approach with market discount rate, terminal capitalization rate and rental rate assumptions being most critical, or on the sales comparison approach to similar properties. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment of long-lived assets was recognized during the three and six months ended June 30, 2016 and 2015.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

discount (the "Retained Loan Discount") is recorded as a reduction in basis of the retained portion of the loan.

        At the Acquisition Date, the carrying value of our loans was adjusted to estimated fair market value and acquisition discounts of $33,907,000 were recorded, which are being accreted to interest and other income, included in income from operations of assets held for sale, using the effective interest method. We sold substantially all of our commercial mortgage loans with unamortized acquisition discounts of $15,951,000 to an unrelated third party in December 2015 (see Note 6). Acquisition discounts of $2,602,000 remained as of June 30, 2016 which have not yet been accreted to income.

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

        On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers' business models and future operations in accordance with Accounting Standards Codification ("ASC") 450-20, Contingencies—Loss Contingencies, and ASC 310-10, Receivables. For the three and six months ended June 30, 2016, we recorded a net impairment of $7,000 and a net recovery of $236,000 on our loans receivable, respectively. For the three and six months ended June 30, 2015, we recorded a net recovery of $36,000 and a net impairment of $65,000 on our loans receivable, respectively. We establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, we establish the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.

        Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred leasing costs, and deferred charges associated with the preferred stock offering (see Note 10). Deferred rent receivable is $60,667,000 and $58,612,000 at June 30, 2016 and December 31, 2015, respectively. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs of $64,678,000 and $59,225,000 are presented net of accumulated amortization of $23,587,000 and $20,612,000 at June 30, 2016 and December 31, 2015,

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

respectively. Deferred charges associated with the preferred stock offering are $1,346,000 and $0 at June 30, 2016 and December 31, 2015, respectively.

        Noncontrolling Interests—Noncontrolling interests represent the interests in various properties owned by third parties.

        Restricted Cash—Our mortgage loan and hotel management agreements provide for depositing cash into restricted accounts reserved for property taxes, insurance, capital expenditures, free rent, tenant improvement and leasing commission obligations. Restricted cash also includes cash proceeds from dispositions that are temporarily held at qualified intermediaries for purposes of facilitating like-kind exchanges under Section 1031 of the Internal Revenue Code ("Section 1031 Exchange"), which allows the gain on sale of real estate to be deferred for income tax purposes. As of June 30, 2016, net proceeds of $42,782,000 from the sale of a hotel property in February 2016 (see Note 3) held at a qualified intermediary in connection with a Section 1031 Exchange is included in restricted cash. The proceeds were released to us by the qualified intermediary in August 2016 as we decided not to pursue like-kind exchanges within the required period.

        Assets Held for Sale and Discontinued Operations—We classify assets as held for sale, if material, when they meet the necessary criteria, which include: a) management commits to and actively embarks upon a plan to sell the assets, b) the assets to be sold are available for immediate sale in their present condition, c) the sale is expected to be completed within one year under terms usual and customary for such sales and d) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We generally believe that we meet these criteria when the plan for sale has been approved by our board of directors (the "Board of Directors"), there are no known significant contingencies related to the sale and management believes it is probable that the sale will be completed within one year.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

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

        Recently Issued Accounting Pronouncements—In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. We adopted ASU 2015-03 retrospectively in our fiscal quarter ended March 31, 2016. As a result of the retrospective adoption, we reclassified unamortized debt issuance costs of $6,113,000 as of December 31, 2015 from deferred rent receivable and charges to debt on the accompanying consolidated balance sheets. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

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

        In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations included in Topic 606 by clarifying the following: (i) an entity determines whether it is a principal or an agent for each specified good or service promised to the customer; (ii) an entity determines the nature of each specified good or service; (iii) when another party is involved in providing goods or services to a customer, an entity that is a principal obtains control of (a) a good or another asset from the other party, (b) a right to a service that will be performed by another party, or (c) a good or service from the other party that it combines with other goods or services; and (iv) the purpose of the indicators in the guidance is to support or assist in the assessment of control. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. We are currently in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

tax withholding requirements, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. In addition, the ASU eliminates certain guidance in ASC 718, which was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is permitted and an entity that elects early adoption must adopt all of the amendments in the same period. We are currently in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.

        In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in the ASU are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services and improve the operability and understandability of the licensing implementation guidance. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. We are currently in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.

        In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity. The amendments in the ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2019. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018. We are currently in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.

3. ACQUISITIONS AND DISPOSITIONS

        The fair value of real estate acquired is recorded to the acquired tangible assets, consisting primarily of land, land improvements, building and improvements, tenant improvements, and furniture, fixtures, and equipment, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, in-place leases and acquired ground leases, if any, based in each case on their respective fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market rate loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

3. ACQUISITIONS AND DISPOSITIONS (Continued)

        There were no acquisitions during the six months ended June 30, 2016 and 2015.

        On February 2, 2016, we sold a 100% fee-simple interest in the Courtyard Oakland located in Oakland, California to an unrelated third party.

Property	Asset Type	Date of Sale	Rooms	Sales Price	Gain on Sale
				(in thousands)
Courtyard Oakland, Oakland, CA	Hotel	February 2, 2016	162	$43,800	$24,739

        In addition, on July 19, 2016, we sold a 100% fee-simple interest in LAX Holiday Inn located in Los Angeles, California to an unrelated third party for $52,500,000 and recognized a gain of approximately $16,382,000. LAX Holiday Inn was held for sale as of June 30, 2016.

        The following is a reconciliation of the carrying amounts of assets and liabilities of LAX Holiday Inn that are classified as held for sale on the consolidated balance sheets as of June 30, 2016:

(in thousands)
Assets
Investments in real estate, net	$36,839
Cash and cash equivalents	3,986
Restricted cash	709
Accounts receivable, net	799
Other assets	286

Total assets	$42,619

Liabilities
Accounts payable and accrued expenses	$1,152
Other liabilities	40

Total liabilities	$1,192

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

4. INVESTMENTS IN REAL ESTATE

        Investments in real estate consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Land	$343,564	$363,612
Land improvements	26,177	26,747
Buildings and improvements	1,473,060	1,506,962
Furniture, fixtures, and equipment	4,458	9,720
Tenant improvements	159,793	146,205
Work in progress	7,891	8,126

Investments in real estate	2,014,943	2,061,372
Accumulated depreciation	(389,873)	(369,661)

Net investments in real estate	$1,625,070	$1,691,711

        We recorded depreciation expense of $16,030,000 and $15,063,000 for the three months ended June 30, 2016 and 2015, respectively, and $31,703,000 and $31,343,000 for the six months ended June 30, 2016 and 2015, respectively.

5. OTHER INTANGIBLE ASSETS

        A schedule of our intangible assets and liabilities and related accumulated amortization and accretion as of June 30, 2016 and December 31, 2015 is as follows:

	Assets				Liabilities
June 30, 2016	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Acquired Below-Market Ground Lease	Acquired Below-Market Leases
	(in thousands)
Gross balance	$612	$21,137	$4,273	$11,685	$(19,722)
Accumulated amortization	(553)	(17,430)	(2,598)	(1,492)	14,898

	$59	$3,707	$1,675	$10,193	$(4,824)

Average useful life (in years)	7	8	8	84	8

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

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

        The amortization of the above-market leases which decreased rental and other property income was $26,000 and $79,000 for the three months ended June 30, 2016 and 2015, respectively, and $64,000 and $158,000 for the six months ended June 30, 2016 and 2015, respectively. The amortization of the below-market leases included in rental and other property income was $631,000 and $655,000 for the three months ended June 30, 2016 and 2015, respectively, and $1,262,000 and $1,310,000 for the six months ended June 30, 2016 and 2015, respectively. The amortization of in-place leases included in depreciation and amortization expense was $368,000 and $519,000 for the three months ended June 30, 2016 and 2015, respectively, and $748,000 and $1,048,000 for the six months ended June 30, 2016 and 2015, respectively. Included in depreciation and amortization expense was franchise affiliation fee amortization of $0 and $99,000 for the three months ended June 30, 2016 and 2015, respectively, and $33,000 and $198,000 for the six months ended June 30, 2016 and 2015, respectively. Tax abatement amortization of $138,000 for each of the three months ended June 30, 2016 and 2015, and $276,000 for each of the six months ended June 30, 2016 and 2015 was included in rental and other property operating expenses. The amortization of below-market ground lease obligation of $35,000 for each of the three months ended June 30, 2016 and 2015, and $70,000 for each of the six months ended June 30, 2016 and 2015 was included in rental and other property operating expenses.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

5. OTHER INTANGIBLE ASSETS (Continued)

        A schedule of future amortization and accretion of acquisition related intangible assets and liabilities as of June 30, 2016 is as follows:

	Assets				Liabilities
Years Ending December 31,	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Acquired Below-Market Ground Lease	Acquired Below-Market Leases
	(in thousands)
2016 (Six months ending December 31, 2016)	$24	$599	$275	$70	$(1,248)
2017	26	871	551	140	(2,405)
2018	9	733	551	140	(971)
2019	—	464	298	140	(200)
2020	—	207	—	140	—
Thereafter	—	833	—	9,563	—

	$59	$3,707	$1,675	$10,193	$(4,824)

6. DISCONTINUED OPERATIONS

        We have reflected the lending segment, which was acquired on the Acquisition Date, as held for sale at June 30, 2016 and December 31, 2015, based on a plan approved by the Board of Directors to sell the lending segment that, when completed, will result in the deconsolidation of the lending segment. During July 2015, to maximize value, we modified our strategy from a strategy of selling the lending segment as a whole to a strategy of soliciting buyers for components of the business. This change in the sale methodology resulted in the need to extend the period to complete the sale of the lending segment beyond one year. In connection with our plan, we have expensed transaction costs of $11,000 and $61,000 as incurred during the three months ended June 30, 2016 and 2015, respectively, and $20,000 and $224,000 during the six months ended June 30, 2016 and 2015, respectively.

        In December 2015, pursuant to the modified plan, we sold substantially all of our commercial mortgage loans to an unrelated third party and recognized a gain of $5,151,000. We are continuing our efforts and are actively soliciting the sale of the remainder of the lending segment.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

6. DISCONTINUED OPERATIONS (Continued)

        The following is a reconciliation of the carrying amounts of assets and liabilities of the lending segment that are classified as held for sale on the consolidated balance sheets as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Assets held for sale
Loans receivable, net	$100,664	$103,440
Cash and cash equivalents	27,674	15,936
Restricted cash	1,873	819
Accounts receivable and interest receivable, net	990	691
Other intangible assets	2,957	2,957
Other assets	4,251	5,149

Total assets held for sale, net	$138,409	$128,992

Liabilities associated with assets held for sale
Debt	$42,021	$47,121
Accounts payable and accrued expenses	2,958	2,302
Other liabilities	6,823	3,317

Total liabilities associated with assets held for sale	$51,802	$52,740

        Loans receivable, net consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Commercial mortgage loans	$2,826	$3,511
SBA 7(a) loans, subject to secured borrowings	31,601	36,574
SBA 7(a) loans	45,791	43,096
Commercial real estate loans, subject to secured borrowings	20,340	20,408

Loans receivable	100,558	103,589
Deferred capitalized costs, net	385	406
Loan loss reserves	(279)	(555)

Loans receivable, net	$100,664	$103,440

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

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

        Debt consists of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Secured Borrowings—Government Guaranteed Loans:
Secured borrowing principal on SBA 7(a) loans sold for a premium and excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 4.14% and 3.90% at June 30, 2016 and December 31, 2015, respectively	$25,014	$29,481
Secured borrowing principal on loans sold for excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 1.83% and 1.58% at June 30, 2016 and December 31, 2015, respectively	4,868	4,947

Total Secured Borrowings—Government Guaranteed Loans	29,882	34,428

Secured Borrowings—Commercial Real Estate Loans:
Secured borrowings based on 49% of the principal on commercial real estate loans with variable interest rates, reset monthly, based on 30-day LIBOR with weighted average coupon rate of 12.50% and 9.77% at June 30, 2016 and December 31, 2015, respectively	9,967	10,000

Total Secured Borrowings—Commercial Real Estate Loans	9,967	10,000

Unamortized premiums and discounts, net	2,172	2,693

Total Secured Borrowings	$42,021	$47,121

        Secured Borrowings—Represents sold loans which are treated as secured borrowings since the loan sales did not meet the derecognition criteria provided for in ASC 860-30, Secured Borrowing and Collateral. To the extent secured borrowings are for government guaranteed loans, they may include cash premiums which are included in secured borrowings and amortized as a reduction to interest expense over the life of the loan using the effective interest method and fully amortized when the underlying loan is repaid in full.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

6. DISCONTINUED OPERATIONS (Continued)

        Future principal payments on our lending segment debt (face value) at June 30, 2016 are as follows:

Years Ending December 31,	Secured Borrowings Principal(1)
(in thousands)
2016 (Six months ending December 31, 2016)	$1,155
2017	1,026
2018	11,028
2019	1,100
2020	1,141
Thereafter	24,399

$39,849

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

        The following is the detail of income from operations of assets held for sale classified as discontinued operations on the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenue—Interest and other income	$5,338	$5,768	$8,680	$10,946

Expenses:
Interest expense	581	120	1,058	421
Fees to related party	1,032	1,093	2,094	2,236
General and administrative	431	294	615	868
Provision for income taxes	471	277	661	475

Total expenses	2,515	1,784	4,428	4,000

Income from operations of assets held for sale	$2,823	$3,984	$4,252	$6,946

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

7. DEBT

        Information on our debt is as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Mortgage loans with a fixed interest rate of 4.14% per annum, with monthly payments of interest only, and balances totaling $392,000,000 due on July 1, 2026. The loans are nonrecourse.	$392,000	$—
Mortgage loan with a fixed interest rate of 4.50% per annum, with monthly payments of interest only for 10 years, and payments of interest and principal starting in February 2022. The loan has a $42,008,000 balance due on January 5, 2027. The loan is nonrecourse.	46,000	46,000
Mortgage loan with a fixed interest rate of 6.65% per annum, with monthly payments of principal and interest. The loan has a 25-year amortization schedule with a $21,136,000 balance due on July 15, 2018. The loan is nonrecourse.	27,694	29,201
Mortgage loans with a fixed interest rate of 5.39% per annum, with monthly payments of principal and interest, and a balance of $35,695,000 due on March 1, 2021. The loans are nonrecourse.	39,495	39,846
Mortgage loan with a fixed interest rate of 5.18% per annum, with monthly payments of principal and interest, and balances totaling $26,232,000 due on June 5, 2021. The loan is nonrecourse.	29,459	29,744

	534,648	144,791
Deferred loan costs related to mortgage loans	(2,528)	(897)
Premiums and discounts on assumed mortgages, net	950	1,178

Total Mortgages Payable	533,070	145,072

Junior subordinated notes with a variable interest rate which resets quarterly based on the 90-day LIBOR plus 3.25%, with quarterly interest only payments. Balance due at maturity on March 30, 2035.	27,070	27,070
Unsecured term loan facility	385,000	385,000
Unsecured credit facility	—	107,000

	412,070	519,070
Deferred loan costs related to unsecured term loan and credit facilities	(3,320)	(5,216)
Discount on junior subordinated notes	(2,053)	(2,091)

Total Other	406,697	511,763

Total Debt	$939,767	$656,835

        The mortgages payable are secured by deeds of trust on certain of the properties and assignments of rents.

        The junior subordinated notes may be redeemed at par at our option.

        Deferred loan costs, which represent legal and third-party fees incurred in connection with our borrowing activities, are capitalized and amortized to interest expense on a straight-line basis over the

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

7. DEBT (Continued)

life of the related loan, approximating the effective interest method. Deferred loan costs of $12,147,000 and $10,445,000 are presented net of accumulated amortization of $6,299,000 and $4,332,000 at June 30, 2016 and December 31, 2015, respectively.

        In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. The credit facility can be increased to $1,150,000,000 under certain conditions. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at (i) the base rate, plus 0.20% to 1.00% or (ii) London Interbank Offered Rate ("LIBOR") plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bore interest at (i) the base rate, plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The delayed-draw term loan was also subject to an unused line fee of 0.25%. The credit facility matures in September 2016 and provides for, under certain conditions, two one-year extension options. We intend to exercise the first extension option in August 2016. At June 30, 2016, $0 was outstanding under the credit facility and $450,000,000 was available for future borrowings, while at December 31, 2015, $107,000,000 ($0 under the revolver and $107,000,000 under the term loans) was outstanding under the credit facility and $450,000,000 was available for future borrowings. Proceeds from the unsecured credit facility were used for acquisitions, funding of the tender offer (see Note 10), general corporate purposes, and to repay mortgage loans and outstanding balances under our prior unsecured credit facilities. In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. A portion of the net proceeds from the loans was used to repay outstanding balances under our unsecured credit facility. At December 31, 2015, the interest rate on the outstanding balances under this unsecured credit facility was 1.57%.

        In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $385,000,000. The term loan facility ranks pari passu with CIM Commercial's $850,000,000 unsecured credit facility described above; covenants under the term loan facility are substantially the same as those in the $850,000,000 unsecured credit facility. Outstanding advances under the term loan facility bear interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio. The unused portion of the term loan facility was also subject to an unused fee of 0.20%. With some exceptions, any prepayment of the term loan facility prior to May 2017 will be subject to a prepayment fee up to 2% of the outstanding principal amount. The term loan facility matures in May 2022. On November 2, 2015, $385,000,000 was drawn under the term loan facility. At June 30, 2016 and December 31, 2015, $385,000,000 was outstanding under the term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. At June 30, 2016 and December 31, 2015, the variable interest rate on this unsecured term loan facility was 2.06% and 1.84%, respectively. The interest rate of the loan has been effectively converted to a fixed rate of 3.16% until May 8, 2020 through interest rate swaps (see Note 11).

        At June 30, 2016 and December 31, 2015, we were in compliance with all of our respective financial covenants.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

7. DEBT (Continued)

        At June 30, 2016 and December 31, 2015, accrued interest and unused commitment fees payable of $1,525,000 and $1,688,000, respectively, are included in accounts payable and accrued expenses.

        Future principal payments on our debt (face value) at June 30, 2016 are as follows:

Years Ending December 31,	Mortgages Payable	Other(1)	Total
	(in thousands)
2016 (Six months ending December 31, 2016)	$2,211	$—	$2,211
2017	4,642	—	4,642
2018	24,300	—	24,300
2019	1,519	—	1,519
2020	1,596	—	1,596
Thereafter	500,380	412,070	912,450

	$534,648	$412,070	$946,718

(1)
Represents the junior subordinated notes and unsecured term loan facility.

8. STOCK-BASED COMPENSATION PLANS

        On March 11, 2014, we granted awards of 2,000 restricted shares of Common Stock to each of the independent members of the Board of Directors (6,000 in aggregate) which awards were effective upon the receipt of stockholder approval of the amendment of the 2005 Equity Incentive Plan on April 28, 2014. The shares of Common Stock vested in March 2015 based on a year of continuous service. In April 2015, an additional 2,000 restricted shares of Common Stock were granted to each of the independent members of the Board of Directors (6,000 in aggregate) under the 2015 Equity Incentive Plan, which vested in April 2016 based on a year of continuous service. In addition, in May 2016, 3,392 restricted shares of Common Stock were granted to each of the independent members of the Board of Directors (10,176 in aggregate) under the 2015 Equity Incentive Plan, which will vest over a year of continuous service. Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period. We recorded compensation expense of $32,000 and $27,000 for the three months ended June 30, 2016 and 2015, respectively, and $59,000 for each of the six months ended June 30, 2016 and 2015, related to these restricted shares of Common Stock.

        We issued to two of our executive officers an aggregate of 2,000 shares of Common Stock on May 6, 2014 and an aggregate of 2,000 shares of Common Stock on March 6, 2015. The restricted shares of Common Stock vest based on two years of continuous service with one-third of the shares of Common Stock vesting immediately upon issuance and one-third vesting at the end of each of the next two years from the date of issuance. Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period. We recognized compensation expense of $1,000 and $8,000 for the three months ended June 30, 2016 and 2015, respectively, and $6,000 and $26,000 for the six months ended June 30, 2016 and 2015, respectively, related to these restricted shares of Common Stock.

        As of June 30, 2016, there was $164,000 of total unrecognized compensation expense related to shares of Common Stock which will be recognized over the next year.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

9. EARNINGS PER SHARE ("EPS")

        The computations of basic EPS are based on our weighted average shares outstanding. The basic weighted average shares of Common Stock outstanding were 96,683,000 and 97,589,000 for the three months ended June 30, 2016 and 2015, respectively, and 97,173,000 and 97,586,000 for the six months ended June 30, 2016 and 2015, respectively. We had no dilutive securities outstanding for each of the three and six months ended June 30, 2016 and 2015. EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method of computing EPS in the respective periods. In addition, EPS are calculated independently for each component and may not be additive due to rounding.

10. STOCKHOLDERS' EQUITY

Dividends

        Dividends per share of Common Stock declared during the six months ended June 30, 2016 and 2015 consisted of the following:

Declaration Date	Payment Date	Dividend Per Common Share
June 10, 2016	June 28, 2016	$0.21875
March 8, 2016	March 29, 2016	0.21875
June 12, 2015	June 29, 2015	0.21875
March 6, 2015	March 27, 2015	0.21875

Tender Offer

        On May 16, 2016, we announced a cash tender offer to purchase up to 10 million shares of our Common Stock at a price of $21.00 per share. The tender offer expired on June 13, 2016. The tender offer was oversubscribed and pursuant to the terms of the tender offer, shares of Common Stock were accepted on a pro rata basis. In connection with the tender offer, we repurchased and retired 10 million shares of our Common Stock for an aggregate purchase price of $210 million, excluding fees and expenses related to the tender offer, which were $332,000. Based on the actual total number of shares tendered, CIM REIT received approximately $208 million of the aggregate purchase price paid. We funded the tender offer using available cash from asset sales and borrowings on our unsecured credit facility. The purchased shares represented approximately 10.24% of our then-outstanding shares of Common Stock. As a result of the repurchase, our stockholders' equity was reduced by the amount we paid for the repurchased shares and the related expenses. For further information regarding the terms and conditions of the tender offer, please refer to information in the Tender Offer Statement on Schedule TO filed with the SEC on May 16, 2016 and subsequent amendments thereto.

Preferred Stock

        On April 22, 2016, we filed a registration statement with the SEC for up to $900 million of Series A Preferred Stock, par value $0.001 per share, of the Company (the "Series A Preferred Stock") and warrants ("Warrants") to purchase 0.25 of a share of Common Stock, which was declared effective on July 1, 2016 by the SEC. The registration statement allows us to offer up to a maximum of

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

10. STOCKHOLDERS' EQUITY (Continued)

36 million units (each a "Unit"), with each Unit consisting of one share of Series A Preferred Stock having a $25 stated value per share and one Warrant to purchase 0.25 of a share of Common Stock. Holders of Series A Preferred Stock are entitled to receive, when, and as declared by the Board of Directors, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the stated value. The exercise price of each Warrant will be at a 15% premium to the per share estimated net asset value of our Common Stock (as most recently published by us at the time of the issuance). For further information regarding the terms and conditions of the offering of Series A Preferred Stock and warrants, please refer to information in the Registration Statement on Form S-11 filed with the SEC on April 22, 2016 and the subsequent amendment thereto. The offering is being conducted on a reasonable best efforts basis. At June 30, 2016, no shares of Series A Preferred Stock are outstanding.

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

        These swaps hedge the future cash flows of interest payments on our $385,000,000 unsecured term loan facility by fixing the rate until May 8, 2020 at a weighted average rate of 1.563% plus the credit spread, which was 1.60% at June 30, 2016 and December 31, 2015, or an all-in rate of 3.16%.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Credit-Risk-Related Contingent Features

        Each of our interest rate swap agreements contains a provision under which we could also be declared in default under such agreements if we default on the term loan facility. As of June 30, 2016 and December 31, 2015, there have been no events of default under our interest rate swap agreements.

Impact of Hedges on AOCI and Consolidated Statements of Operations

        The changes in the balance of each component of AOCI related to our interest rate swaps designated as cash flow hedges are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Accumulated other comprehensive income (loss), at beginning of period	$(10,444)	$—	$(2,519)	$—

Other comprehensive income (loss) before reclassifications	(3,535)	—	(12,568)	—
Amounts reclassified from accumulated other comprehensive income (loss)(1)	1,090	—	2,198	—

Net current period other comprehensive income (loss)	(2,445)	—	(10,370)	—

Accumulated other comprehensive income (loss), at end of period	$(12,889)	$—	$(12,889)	$—

(1)
The amounts from AOCI are reclassified as an increase to interest expense in the statements of operations.

Future Reclassifications from AOCI

        We estimate that $4,227,000 related to our derivatives designated as cash flow hedges will be reclassified out of AOCI as an increase to interest expense during the next twelve months.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

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

        Our derivative financial instruments (see Note 11) are measured at fair value on a recurring basis and are presented on the balance sheet at fair value, on a gross basis, excluding accrued interest. The table below presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets:

	June 30, 2016	December 31, 2015	Level	Balance Sheet Location
	(in thousands)
Liabilities:
Interest rate swaps	$12,889	$2,519	2	Other liabilities

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

        The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on our consolidated balance sheets were as follows:

	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
	(in thousands)
Assets held for sale:
Loans receivable subject to credit risk	$48,815	$49,049	$46,456	$46,697	3
SBA 7(a) loans receivable, subject to secured borrowings	31,671	32,135	36,646	37,121	3
Commercial real estate loans, subject to secured borrowings	20,178	20,340	20,338	20,408	3
Liabilities:
Junior subordinated notes	25,017	25,086	24,979	25,046	3
Mortgages payable	533,070	542,361	145,072	147,516	3

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

        Loans Receivable Subject to Credit Risk—Loans receivable were initially recorded at estimated fair value at the Acquisition Date. Loans receivable originated subsequent to the Acquisition Date are recorded at cost upon origination and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions. At June 30, 2016, our assumptions included discount rates ranging from 8.25% to 13.00% and a prepayment rate of 15.00%. At December 31, 2015, our assumptions included discount rates ranging from 8.00% to 12.75% and a prepayment rate of 15.00%.

        SBA 7(a) Loans Receivable, Subject to Secured Borrowings—These loans receivable represent the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans (a liability associated with assets held for sale on our consolidated balance sheets (Note 6)). There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal. In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows taking into consideration the lack of credit risk and using a prepayment rate of 15.00% at both June 30, 2016 and December 31, 2015.

        Commercial Real Estate Loans, Subject to Secured Borrowings—In order to determine the estimated fair value of our commercial real estate loans receivable which consist of mezzanine loans, we use a present value technique for the anticipated future cash flows using certain assumptions including a discount rate of 12.50% and 9.77% at June 30, 2016 and December 31, 2015, respectively. For the purpose of fair value determination, there is no prepayment anticipated and no potential credit deterioration anticipated on our loans at both June 30, 2016 and December 31, 2015.

        Junior Subordinated Notes—The fair value of the junior subordinated notes is estimated based on current interest rates available for debt instruments with similar terms. Discounted cash flow analysis is

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

generally used to estimate the fair value of our junior subordinated notes. The rate used was 4.48% and 4.44% at June 30, 2016 and December 31, 2015, respectively.

        Mortgages Payable—The fair values of mortgages payable are estimated based on current interest rates available for debt instruments with similar terms. The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 3.84% to 4.19% and 4.42% to 4.72% at June 30, 2016 and December 31, 2015, respectively.

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

        The Advisor earned asset management fees of $6,238,000 and $6,176,000 for the three months ended June 30, 2016 and 2015, respectively, and $12,716,000 and $12,318,000 for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016 and December 31, 2015, asset management fees of $6,305,000 and $6,260,000, respectively, were due to the Advisor.

        CIM Management, Inc. and certain of its affiliates (collectively, the "CIM Management Entities"), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $1,405,000 and $1,463,000 for the

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

13. RELATED-PARTY TRANSACTIONS (Continued)

three months ended June 30, 2016 and 2015, respectively, and $2,815,000 and $2,926,000 for the six months ended June 30, 2016 and 2015, respectively. CIM Urban also reimbursed the CIM Management Entities $2,245,000 and $2,229,000 during the three months ended June 30, 2016 and 2015, respectively, and $4,007,000 and $4,286,000 for the six months ended June 30, 2016 and 2015, respectively, for the cost of on-site personnel incurred on behalf of CIM Urban, which is included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $688,000 and $40,000 for the three months ended June 30, 2016 and 2015, respectively, and $754,000 and $93,000 for the six months ended June 30, 2016 and 2015, respectively, which were capitalized to deferred charges. In addition, the CIM Management Entities earned construction management fees of $410,000 and $222,000 for the three months ended June 30, 2016 and 2015, respectively, and $668,000 and $447,000 for the six months ended June 30, 2016 and 2015, respectively, which were capitalized to investments in real estate.

        At June 30, 2016 and December 31, 2015, fees payable and expense reimbursements due to the CIM Management Entities of $2,247,000 and $2,230,000, respectively, are included in due to related parties. Also included in due (from) to related parties as of June 30, 2016 and December 31, 2015, was ($474,000) and ($274,000), respectively, due (from) the CIM Management Entities and related parties.

        On the Acquisition Date, pursuant to the terms of the Merger Agreement, CIM Commercial and its subsidiaries entered into the Master Services Agreement (the "Master Services Agreement") with CIM Service Provider, LLC (the "Manager"), an affiliate of CIM Group, pursuant to which the Manager agrees to provide or arrange for other service providers to provide management and administration services to CIM Commercial and its subsidiaries following the Merger. Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the manager of Urban Partners GP, LLC. Under the Master Services Agreement, CIM Commercial pays a base service fee (the "Base Service Fee") to the Manager initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. The Manager earned a Base Service Fee of $271,000 and $253,000 for the three months ended June 30, 2016 and 2015, respectively, and $525,000 and $506,000 for the six months ended June 30, 2016 and 2015, respectively. In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation and/or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. During the six months ended June 30, 2016 and 2015, such services performed by the Manager included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources and corporate communications. The Manager's compensation is based on the salaries and benefits of the employees of the Manager and/or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). We expensed $860,000 and $899,000 for the three months ended June 30, 2016 and 2015, respectively, and $1,726,000 and $1,590,000 for the six months ended June 30, 2016 and 2015, respectively, for such services. At June 30, 2016 and December 31, 2015, $1,695,000 and $1,256,000 was due to the Manager, respectively, for such services.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

13. RELATED-PARTY TRANSACTIONS (Continued)

        On January 1, 2015, we entered into a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC ("CIM SBA"), an affiliate of CIM Group and our subsidiary, PMC Commercial Lending, LLC, which provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing such personnel and resources. For the three months ended June 30, 2016 and 2015, we incurred expenses related to services subject to reimbursement by us under this agreement of $1,032,000 and $1,093,000, respectively, which are included in discontinued operations, and $123,000 and $128,000, respectively, which are included in asset management and other fees to related parties; for the six months ended June 30, 2016 and 2015, we incurred expenses related to such services of $2,094,000 and $2,236,000, respectively, which are included in discontinued operations, and $226,000 and $251,000, respectively, which are included in asset management and other fees to related parties. In addition, we deferred $70,000 and $106,000 for the three months ended June 30, 2016 and 2015, respectively, and $149,000 and $141,000 for the six months ended June 30, 2016 and 2015, respectively, associated with services rendered for originating loans, which are included in loans receivable in our assets held for sale.

        On October 1, 2015, an affiliate of CIM Group entered into a 5-year lease renewal with respect to a property owned by the Company. We recorded rental and other property income related to this tenant of $27,000 and $26,000 for the three months ended June 30, 2016 and 2015, respectively, and $54,000 and $52,000 for the six months ended June 30, 2016 and 2015, respectively.

14. COMMITMENTS AND CONTINGENCIES

        Loan Commitments—Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments (including the unfunded balance of loans which have closed) to fund loans were $162,778,000 at June 30, 2016. Of the total commitments, $144,585,000 was for the unfunded balance of closed commercial real estate loans, approximately $70,900,000 of which is expected to be funded by a participant in those loans through loan participation agreements; the remaining commitments were for prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

        General—In connection with the ownership and operation of real estate properties, we have certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. CIM Commercial had a total of $35,388,000 in future obligations under leases to fund tenant improvements and other future construction obligations at June 30, 2016. At June 30, 2016, $22,346,000 was funded to reserve accounts included in restricted cash on our consolidated balance sheets for tenant improvement obligations in connection with the mortgage loan agreements entered into in June 2016.

        Employment Agreements—We have employment agreements, effective on the Acquisition Date, with two of our officers. Pursuant to these employment agreements, we issued an aggregate of 76,423 shares of Common Stock under the 2015 Equity Incentive Plan as retention bonuses to these officers in

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

14. COMMITMENTS AND CONTINGENCIES (Continued)

January 2016 (as each executive was not entitled to any disability, death or severance payments on such date). These shares vested immediately. We accrued associated payroll taxes of $444,000 at December 31, 2015, which were paid in January 2016, and recorded compensation expenses of $0 and $316,000 during the three months ended June 30, 2016 and 2015, respectively, and $0 and $632,000 during the six months ended June 30, 2016 and 2015, respectively, related to these retention bonuses. In addition, under certain circumstances, each of these employment agreements currently provides for (1) severance payment equal to the annual base salary paid to the officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual base salary paid to the officers. At June 30, 2016, there was no unrecognized compensation expense related to these awards.

        Litigation—We are not currently involved in any material pending or threatened legal proceedings nor, to our knowledge, is any material legal proceedings currently threatened against us, other than routine litigation arising in the ordinary course of business. In the normal course of business, we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business. While the outcome of these legal actions and proceedings cannot be predicted with certainty, in management's opinion, the resolution of these legal proceedings and actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

14. COMMITMENTS AND CONTINGENCIES (Continued)

        Rent expense under this lease, which includes straight-line rent and amortization of acquired below-market ground lease, was $438,000 for each of the three months ended June 30, 2016 and 2015 and $876,000 for each of the six months ended June 30, 2016 and 2015. We record rent expense on a straight-line basis. Straight-line rent liability of $12,735,000 and $12,180,000 is included in other liabilities in the accompanying consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.

        We lease office space in Dallas, Texas under a lease which expires in May 2018. We recorded rent expense of $56,000 and $72,000 for the three months ended June 30, 2016 and 2015, respectively, and $114,000 and $130,000 for the six months ended June 30, 2016 and 2015, respectively, which is included in discontinued operations.

        Scheduled future noncancelable minimum lease payments at June 30, 2016 are as follows:

Years Ending December 31,	(in thousands)
2016 (Six months ending December 31, 2016)	$372
2017	749
2018	607
2019	503
2020	541
Thereafter	127,679

$130,451

15. FUTURE MINIMUM LEASE RENTALS

        Future minimum rental revenues under long-term operating leases at June 30, 2016, excluding tenant reimbursements of certain costs, are as follows:

Years Ending December 31,	Governmental Tenants	Other Tenants	Total
	(in thousands)
2016 (Six months ending December 31, 2016)	$24,890	$55,109	$79,999
2017	45,975	108,090	154,065
2018	44,571	92,511	137,082
2019	45,145	78,235	123,380
2020	41,017	66,842	107,859
Thereafter	142,832	213,214	356,046

	$344,430	$614,001	$958,431

16. CONCENTRATIONS

        Tenant Revenue Concentrations—Rental revenues from the U.S. General Services Administration and other government agencies (collectively, "Governmental Tenants"), which primarily occupy properties located in Washington, D.C., accounted for approximately 19.0% and 22.9% of our rental

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

16. CONCENTRATIONS (Continued)

and other property income for the three months ended June 30, 2016 and 2015, respectively, and 19.5% and 22.8% for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016 and December 31, 2015, $7,734,000 and $7,968,000, respectively, was due from Governmental Tenants (see Note 15).

        Geographical Concentrations of Investments in Real Estate—As of June 30, 2016 and December 31, 2015, we owned 20 office properties, five multifamily properties, two and three hotel properties, respectively, three parking garages, and two development sites, one of which is being used as a parking lot. These properties are located in four states and Washington, D.C.

        Our revenue concentrations from properties are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
California	65.1%	63.0%	64.9%	62.8%
Washington, D.C.	20.6	24.5	20.9	24.2
Texas	8.1	7.8	8.0	7.6
North Carolina	4.2	4.5	4.2	4.5
New York	2.0	0.2	2.0	0.9

	100.0%	100.0%	100.0%	100.0%

        Our real estate investments concentrations from properties are as follows:

	June 30, 2016	December 31, 2015
California(1)	52.0%	52.6%
Washington, D.C.	31.6	31.1
Texas	7.5	7.4
North Carolina	5.3	5.3
New York	3.6	3.6

	100.0%	100.0%

(1)
Includes the assets of LAX Holiday Inn that were held for sale at June 30, 2016 (see Note 3).

17. SEGMENT DISCLOSURE

        In accordance with ASC Topic 280, Segment Reporting, our reportable segments consist of three types of commercial real estate properties, namely, office, hotel and multifamily properties, as well as a segment for our lending operations, which is held for sale as of June 30, 2016 and 2015. Management internally evaluates the operating performance and financial results of the segments based on net operating income. We also have certain general and administrative level activities, including public

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

17. SEGMENT DISCLOSURE (Continued)

company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to our audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on March 15, 2016.

        We evaluate the performance of our real estate segments based on net operating income, which is defined as rental and other property income and expense reimbursements less property related expenses, and excludes non-property income and expenses, interest expense, depreciation and amortization, corporate related general and administrative expenses, gain (loss) on sale of real estate, and transaction costs.

        The net operating income of our reportable segments included in continuing operations for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Office:
Revenues	$45,770	$47,084	$91,819	$93,699

Property expenses:
Operating	19,930	20,060	38,417	39,451
General and administrative	91	113	445	426

Total property expenses	20,021	20,173	38,862	39,877

Segment net operating income—office	25,749	26,911	52,957	53,822

Hotel:
Revenues	14,496	15,822	29,779	31,541

Property expenses:
Operating	9,431	9,987	19,386	20,664
General and administrative	306	38	393	79

Total property expenses	9,737	10,025	19,779	20,743

Segment net operating income—hotel	4,759	5,797	10,000	10,798

Multifamily:
Revenues	5,172	4,013	10,230	8,918

Property expenses:
Operating	2,938	2,938	5,774	5,579
General and administrative	97	90	355	173

Total property expenses	3,035	3,028	6,129	5,752

Segment net operating income—multifamily	2,137	985	4,101	3,166

Total segment net operating income	$32,645	$33,693	$67,058	$67,786

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

17. SEGMENT DISCLOSURE (Continued)

        A reconciliation of segment net operating income to net income for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Total segment net operating income	$32,645	$33,693	$67,058	$67,786
Asset management and other fees to related parties	(7,492)	(7,456)	(15,193)	(14,665)
Interest expense	(7,302)	(5,586)	(13,928)	(10,989)
General and administrative	(1,218)	(1,714)	(2,282)	(3,869)
Transaction costs	(118)	(373)	(267)	(801)
Depreciation and amortization	(18,480)	(17,566)	(36,538)	(36,694)
Gain on sale of real estate	—	—	24,739	—

Income (loss) from continuing operations	(1,965)	998	23,589	768
Discontinued operations
Income from operations of assets held for sale	2,823	3,984	4,252	6,946

Net income from discontinued operations	2,823	3,984	4,252	6,946

Net income	858	4,982	27,841	7,714
Net income attributable to noncontrolling interests	(9)	(6)	(12)	(6)

Net income attributable to stockholders	$849	$4,976	$27,829	$7,708

        The condensed assets for each of the segments as of June 30, 2016 and December 31, 2015, along with capital expenditures and loan originations for the six months ended June 30, 2016 and 2015, are as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Condensed assets:
Office	$1,553,454	$1,520,339
Hotel(1)	154,162	176,735
Multifamily	168,426	171,429
Lending assets held for sale	138,409	128,992
Non-segment assets	136,646	94,565

Total assets	$2,151,097	$2,092,060

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2016, AND DECEMBER 31, 2015, AND
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

17. SEGMENT DISCLOSURE (Continued)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Capital expenditures(2):
Office	$18,839	$14,200
Hotel	336	738
Multifamily	241	882

Total capital expenditures	19,416	15,820

Loan originations included in assets held for sale	49,976	41,121

Total capital expenditures and loan originations	$69,392	$56,941

(1)
Includes the assets of LAX Holiday Inn that were held for sale at June 30, 2016 (see Note 3).

(2)
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

        The following discussion of our financial condition at June 30, 2016 and results of operations for the three and six months ended June 30, 2016 and 2015 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. For a more detailed description of the risks affecting our financial condition and results of operations, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

EXECUTIVE SUMMARY

Business Overview

        CIM Commercial is a Maryland corporation and REIT. Our principal business is to invest in, own, and operate Class A and creative office investments in vibrant and improving urban communities throughout the United States. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers-to-entry, high population density, improving demographic trends and a propensity for growth. We believe that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of substantially stabilized assets in the area. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the improving demographics, public commitment, and significant private investment that characterize these areas. Our two primary goals are (a) consistently growing our net asset value, which we refer to as NAV, and cash flows per common share through our principal business described above and (b) providing liquidity to our common stockholders at prices reflecting our NAV and cash flow prospects.

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

Properties

        As of June 30, 2016, our real estate portfolio consisted of (i) 20 office properties comprised of approximately 5.5 million rentable square feet, (ii) five multifamily properties comprised of 930 units, (iii) two hotels comprised of 908 rooms, (iv) three parking garages, two of which have street level retail space, and (v) two development sites, one of which is being used as a parking lot.

Strategy

        Our investment strategy is to continue to primarily invest in Class A and creative office investments in vibrant and improving urban communities throughout the United States in a manner that will allow us to increase our net asset value and cash flow per share of Common Stock. Our investment strategy is centered around CIM's community qualification process. We believe this strategy provides us with a significant competitive advantage when making urban real estate investments. The qualification process generally takes between six months and five years and is a critical component of CIM's investment evaluation. CIM examines the characteristics of a market to determine whether the district justifies the extensive efforts CIM undertakes in reviewing and making potential investments in its qualified communities ("Qualified Communities"). Qualified Communities generally fall into one of two categories: (i) transitional urban districts that have dedicated resources to become vibrant urban communities and (ii) well-established, thriving urban areas (typically major central business districts). Qualified Communities are distinct districts which have dedicated resources to become or are currently vibrant communities where people can live, work, shop and be entertained—all within walking distance or close proximity to public transportation. These areas also generally have high barriers-to-entry, high population density, improving demographic trends and a propensity for growth. CIM believes that a vast majority of the risks associated with making real asset investments are mitigated by accumulating local market knowledge of the community where the investment lies. CIM typically spends significant time and resources qualifying targeted investment communities prior to making any acquisitions. Since 1994, CIM Group has qualified 103 communities and has deployed capital in 58 of these Qualified Communities. Although we may not invest exclusively in Qualified Communities, it is expected that most of our investments will be identified through this systematic process. Our investments may include side-by-side investments in one or more CIM Group-managed funds as well as a side-by-side or direct investment in a CIM Group-managed debt fund that principally originates loans secured by commercial real estate properties.

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

        We have been reviewing our strategies with respect to certain of our non-office and non-strategic real estate portfolio. As a result of such review, we sold a hotel in Los Angeles, California in July 2016, a hotel in Oakland, California in February 2016 and an office building in Santa Ana, California in November 2015. As a general matter, we continuously evaluate each asset within our portfolio as well as our strategies and such review may result in additional dispositions that no longer fit our overall objectives and/or changes in our strategies.

Lending Segment

        In order to allow CIM Commercial to increase its focus on Class A and creative office investments, our Board of Directors approved a plan for the lending segment that, when completed, will result in the deconsolidation of the lending segment. The assets and liabilities of the lending segment are reflected as held for sale in our June 30, 2016 and December 31, 2015 consolidated balance sheets and its operations have been reflected as discontinued operations in our consolidated income statements for the three and six months ended June 30, 2016 and 2015 (see Note 6). During July 2015, to maximize value, we modified our strategy from a strategy of selling the lending segment as a whole to a strategy of soliciting buyers for components of the business. In December 2015, pursuant to the modified plan, we sold substantially all of our commercial mortgage loans that were associated with the lending segment to an unrelated third party. This change in the sale methodology resulted in the need to extend the period to complete the sale of the remainder of the lending segment beyond one year. The Company is continuing its efforts and is actively soliciting the sale of the remainder of the lending segment.

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

Funds from Operations ("FFO")

        We believe that FFO is a widely recognized and appropriate measure of the performance of a REIT and that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO represents net income (loss), computed in accordance with GAAP, excluding gains (or losses) from sales of real estate, real estate depreciation and amortization, and adjustments for non-controlling interests. We calculate

FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT").

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

        The following table sets forth a reconciliation of net income to FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income attributable to stockholders	$849	$4,976	$27,829	$7,708
Depreciation and amortization	18,480	17,566	36,538	36,694
Gain on sale of depreciable assets	—	—	(24,739)	—
Net income attributable to noncontrolling interests	9	6	12	6

FFO	$19,338	$22,548	$39,640	$44,408

        FFO was $19,338,000 for the three months ended June 30, 2016, a decrease of $3,210,000 compared to $22,548,000 for the three months ended June 30, 2015. The decrease in FFO was primarily attributable to a decrease of $1,161,000 in income from discontinued operations, an increase of $1,716,000 in interest expense and a decrease of $1,048,000 in net operating income of our three operating segments in continuing operations, partially offset by a decrease in corporate general and administration expenses of $496,000 and a decrease of $255,000 in transaction costs.

        FFO was $39,640,000 for the six months ended June 30, 2016, a decrease of $4,768,000 compared to $44,408,000 for the six months ended June 30, 2015. The decrease in FFO was primarily attributable to a decrease of $2,694,000 in income from discontinued operations, an increase of $2,939,000 in interest expense, a decrease of $728,000 in net operating income of our three operating segments in continuing operations and an increase of $528,000 in asset management and other fees to related parties, partially offset by a decrease in corporate general and administration expenses of $1,587,000 and a decrease of $534,000 in transaction costs.

Rental Rate Trends

        Office Rental Rates:    The following table sets forth the annualized rent per occupied square foot across our office portfolio as of the specified periods:

	As of June 30,
	2016	2015
Annualized rent per occupied square foot(1)	$36.77	$36.37

(1)
Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements for the twelve months ended June 30, 2016 and 2015 were approximately $3,650,000 and $7,200,000, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.

        Over the next four quarters, we expect to see expiring cash rents as set forth in the table below:

	For the Three Months Ended
	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017
Expiring Cash Rents:
Expiring square feet(1)	175,027	87,421	111,269	51,776
Expiring rent per square foot(2)	$35.05	$41.54	$28.89	$36.54

(1)
All month-to-month tenants occupying a total of 72,561 square feet are included in the expiring leases in the first quarter listed.

(2)
Represents gross monthly base rent, as of June 30, 2016, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

        During the three and six months ended June 30, 2016, we executed leases with terms longer than 12 months totaling 190,078 and 426,954 square feet, respectively. The table below sets forth information on certain of our executed leases during the three and six months ended June 30, 2016, excluding space that was vacant for more than one year:

	Number of Leases(1)(2)	Rentable Square Feet(2)	New Cash Rents per Square Foot(2)(3)	Expiring Cash Rents per Square Foot(2)(3)
Three Months Ended June 30, 2016(3)	17	172,369	$44.89	$36.67
Six Months Ended June 30, 2016(3)	25	203,993	$42.24	$35.48

(1)
Based on the number of tenants.

(2)
Excludes leases for which the space was vacant for longer than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party.

(3)
Cash rents represent gross monthly base rent, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

        Fluctuations in submarkets, buildings and terms of the leases cause large variations in these numbers and make predicting the changes in rent in any specific period difficult. Our rental and occupancy rates are impacted by general economic conditions, including the pace of regional and economic growth, and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations and cash flows.

        Multifamily Rates:    The following table sets forth the monthly rent per occupied unit across our multifamily portfolio for the specified periods:

	As of June 30,
	2016	2015
Monthly rent per occupied unit(1)	$1,914	$1,712

(1)
Represents gross monthly base rent under leases commenced as of the specified period, divided by occupied units. This amount reflects total cash rent before concessions. Our property in New York was in the process of being re-leased as individual units as of June 30, 2015 as our corporate housing tenant terminated its lease in March 2015. Monthly rent per occupied unit excluding the New York property is $1,584 and $1,570 as of June 30, 2016 and 2015, respectively.

        Occupancy Rates:    The following table sets forth the occupancy rates across our office and multifamily real estate portfolios, as of the specified periods:

	As of June 30,
	2016	2015
Office portfolio	83.5%	85.2%
Multifamily portfolio(1)	94.8%	89.0%

(1)
The multifamily occupancy as of June 30, 2015 reflects 36.4% occupancy for our New York property, as our corporate housing tenant terminated its lease in March 2015 and we were in the process of re-leasing the property as individual units. The occupancy rate for the multifamily portfolio excluding the New York property is 95.7% and 96.1% as of June 30, 2016 and 2015, respectively.

        Hotel Statistics:    The following table sets forth the occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") for the hotel portfolio for the specified periods:

	For the Six Months Ended June 30,
	2016	2015
Rental Rate Trends—Hotel Statistics
Occupancy	80.9%	84.5%
ADR	$141.70	$130.77
RevPAR	$114.68	$110.56

        One of our hotel properties, the Courtyard Oakland, was sold in February 2016 (see Note 3). The following table sets forth the occupancy, ADR and RevPAR for the hotel portfolio excluding the Courtyard Oakland for the specified periods:

	For the Six Months Ended June 30,
	2016	2015
Rental Rate Trends—Hotel Statistics, Excluding the Courtyard Oakland
Occupancy	81.1%	85.2%
ADR	$140.90	$124.88
RevPAR	$114.32	$106.41

Secondary Market Loan Sales

        Our lending segment, which is reflected as held for sale at June 30, 2016 and December 31, 2015, sells loans pursuant to the SBA 7(a) Program. The SBA guaranteed portion of these loans are sold in legal sale transactions to either dealers in government guaranteed loans or institutional investors as the loans are fully funded. These government guaranteed portions of loans may be sold for (1) a cash premium and the minimum 1% SBA required servicing spread, (2) significant future servicing spread and no cash premium or (3) future servicing spread and a cash premium of 10%. We are required to permanently treat certain of the proceeds received from these legally sold portions of loans (those loans sold solely for future servicing spread and those loans sold for future servicing spread and a cash premium of 10%) as secured borrowings (debt), which are included in the accompanying consolidated balance sheets as liabilities associated with assets held for sale, and 100% of the loans are included in assets held for sale.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

Overview

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Total revenues	$65,438	$66,919	$(1,481)	(2.2)%
Total expenses	67,403	65,921	1,482	2.2%
Net income from discontinued operations	2,823	3,984	(1,161)	(29.1)%
Net income	858	4,982	(4,124)	(82.8)%

        Net income decreased to $858,000, or by $4,124,000, for the three months ended June 30, 2016, compared to $4,982,000 for the three months ended June 30, 2015. The decrease is primarily attributable to a decrease of $1,161,000 in income from discontinued operations, an increase of $1,716,000 in interest expense, an increase of $914,000 in depreciation and amortization and a decrease of $1,048,000 in net operating income of our three operating segments in continuing operations, partially offset by a decrease in corporate general and administration expenses of $496,000 and a decrease of $255,000 in transaction costs.

        CIM Commercial operates in four segments: office, hotel and multifamily properties and lending. The lending segment is classified as held for sale at June 30, 2016 and 2015 and is included in discontinued operations. Set forth and described below are summary segment results for our three segments included in continuing operations.

Summary Segment Results

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenues:
Office	$45,770	$47,084	$(1,314)	(2.8)%
Hotel	14,496	15,822	(1,326)	(8.4)%
Multifamily	5,172	4,013	1,159	28.9%
Expenses:
Office	20,021	20,173	(152)	(0.8)%
Hotel	9,737	10,025	(288)	(2.9)%
Multifamily	3,035	3,028	7	0.2%

Revenues

        Office Revenue:    Revenues include rental revenue from office properties, expense reimbursements and lease termination income. Office revenue decreased to $45,770,000, or 2.8%, for the three months ended June 30, 2016 compared to $47,084,000 for the three months ended June 30, 2015. The decrease is primarily due to a decrease in revenue at one of our Washington D.C. properties due to expiration of a lease with a large tenant in January 2016, a decrease in revenue at our Sacramento, California property due to expiration of a lease with a large tenant in June 2015, and a decrease in expense reimbursements revenue at one of our Washington D.C. properties. These decreases in revenue are partially offset by revenue increases at certain properties in Washington D.C. and California due to increases in occupancy. Although we signed an approximately 113,000 square foot lease at a Washington D.C. property which experienced the loss of the large tenant in January 2016, the new tenant is not expected to take occupancy until mid-2017. Therefore, we expect the decrease in revenue to be sustained for the remainder of the year at this property.

        Hotel Revenue:    Hotel revenue decreased to $14,496,000, or 8.4%, for the three months ended June 30, 2016 compared to $15,822,000 for the three months ended June 30, 2015. The decrease is primarily due to the sale of a hotel property in February 2016 (see Note 3), partially offset by revenue increases at the remaining hotel properties due to RevPAR growth as a result of increases in rates or occupancy.

        Multifamily Revenue:    Multifamily revenue increased to $5,172,000, or 28.9%, for the three months ended June 30, 2016 compared to $4,013,000 for the three months ended June 30, 2015. The increase is primarily due to higher revenue as a result of increased occupancy at our New York property, which we began re-leasing as individual units starting in March 2015 following the termination of the lease by our corporate housing tenant.

Expenses

        Office Expenses:    Office expenses decreased to $20,021,000, or 0.8%, for the three months ended June 30, 2016 compared to $20,173,000 for the three months ended June 30, 2015. The decrease is primarily due to a decrease in tenant reimbursable expenses at one of our Washington D.C. properties and a decrease in expenses associated with our Santa Ana, California property sold in November 2015, partially offset by an overall increase in real estate taxes at our Washington D.C. properties and an increase in earthquake insurance premiums at our California properties.

        Hotel Expenses:    Hotel expenses decreased to $9,737,000, or 2.9%, for the three months ended June 30, 2016 compared to $10,025,000 for the three months ended June 30, 2015. The decrease is primarily due to the sale of a hotel property in February 2016 (see Note 3), partially offset by an increase in operating costs at the remaining hotel properties and an increase in real estate taxes at our hotel property in Sacramento, California due to a reduction in tax accruals during the second quarter of 2015 following the receipt of the actual tax assessment.

        Multifamily Expenses:    Multifamily expenses increased to $3,035,000, or 0.2%, for the three months ended June 30, 2016 compared to $3,028,000 for the three months ended June 30, 2015. The increase is primarily due to an increase in real estate taxes resulting from a tax appeal refund recorded during the second quarter of 2015 at one of our Texas properties, partially offset by lower expenses associated with operating our New York property, which was in the process of being re-leased as individual units during the second quarter of 2015 following the termination of the lease by our corporate housing tenant.

        Interest Expense:    Interest expense, which is not allocated to our operating segments, was $7,302,000 for the three months ended June 30, 2016, an increase of $1,716,000 compared to $5,586,000 in the corresponding period in 2015. The increase is mainly due to higher average outstanding loan balances under the unsecured credit and term loan facilities during the second quarter of 2016 compared to the corresponding period in 2015 combined with a higher overall interest rate including the impact of the interest rate swaps, and higher amortization of deferred loan costs during the second quarter of 2016 resulting from a write-off of the outstanding deferred loan costs associated with the term loan balance under the unsecured credit facility that was paid off in June 2016, partially offset by lower interest expense as a result of the repayment of approximately $71,237,000 in fixed rate mortgages in April and September 2015.

        General and Administrative Expenses:    General and administrative expenses, which have not been allocated to our operating segments, were $1,218,000 for the three months ended June 30, 2016, a decrease of $496,000 compared to $1,714,000 in the corresponding period in 2015. The decrease is primarily due to a decrease in legal, other consulting, professional services and stock-based compensation expenses.

        Transaction Costs:    Transaction costs totaling $118,000 for the three months ended June 30, 2016 represent a $255,000 decrease from $373,000 for the three months ended June 30, 2015. The costs incurred for the three months ended June 30, 2016 mostly represent abandoned project costs, while the costs incurred for the three months ended June 30, 2015 represent abandoned project costs, costs related to the planned disposition of the lending segment, and costs associated with evaluating strategies for exiting certain of our non-office real estate portfolio.

        Asset Management and Other Fees to Related Parties:    Asset management fees totaled $6,238,000 for the three months ended June 30, 2016 compared to $6,176,000 for the three months ended June 30, 2015. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban's investments, which are appraised in the fourth quarter of each year. The higher fees reflect a net increase in the fair value of CIM Urban's real estate investments based on the December 31, 2015 appraised values, as well as incremental capital expenditures incurred in the first six months of 2016, offset by decreases as a result of dispositions. CIM Commercial also pays a Base Service Fee to the Manager, a related party, which totaled $271,000 for the three months ended June 30, 2016 compared to $253,000 for the three months ended June 30, 2015. In addition, the Manager may receive compensation and/or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the three months ended June 30, 2016 and 2015, we expensed $860,000 and $899,000 for such services, respectively. For the three months ended June 30, 2016 and 2015, we also expensed $123,000 and $128,000, respectively, related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement Agreement.

        Depreciation and Amortization Expense:    Depreciation and amortization expense was $18,480,000 for the three months ended June 30, 2016, an increase of $914,000 compared to $17,566,000 for the three months ended June 30, 2015. The increase is primarily due to an increase in the depreciation expense associated with additional capital expenditures, partially offset by a decrease in the depreciation expense as a result of the sale of an office property in November 2015 and a hotel property in February 2016.

Discontinued Operations

        Net income from discontinued operations:    Net income from discontinued operations represents revenues and expenses from our lending segment, including interest income on loans and other loan related fee income, offset by expenses, which include general and administrative expenses, fees to related party, direct interest expense, and provision for income taxes. Net income from discontinued operations was $2,823,000, a decrease of $1,161,000 compared to $3,984,000 for the three months ended June 30, 2015. The decrease is mainly due to decreased interest income resulting from the sale of substantially all of our commercial mortgage loans in December 2015, partially offset by an increase in loan prepayment fee income.

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

Overview

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Total revenues	$131,828	$134,158	$(2,330)	(1.7)%
Total expenses	132,978	133,390	(412)	(0.3)%
Gain on sale of real estate	24,739	—	24,739	—
Net income from discontinued operations	4,252	6,946	(2,694)	(38.8)%
Net income	27,841	7,714	20,127	—

        Net income increased to $27,841,000, or by $20,127,000, for the six months ended June 30, 2016, compared to $7,714,000 for the six months ended June 30, 2015. The increase is primarily attributable to a gain on sale of real estate of $24,739,000 (see Note 3), a decrease in corporate general and administration expenses of $1,587,000 and a decrease of $534,000 in transaction costs, partially offset by a decrease of $2,694,000 in income from discontinued operations, an increase of $2,939,000 in interest expense, a decrease of $728,000 in net operating income of our three operating segments in continuing operations and an increase of $528,000 in asset management and other fees to related parties.

        Set forth and described below are summary segment results for our three segments included in continuing operations.

Summary Segment Results

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenues:
Office	$91,819	$93,699	$(1,880)	(2.0)%
Hotel	29,779	31,541	(1,762)	(5.6)%
Multifamily	10,230	8,918	1,312	14.7%
Expenses:
Office	38,862	39,877	(1,015)	(2.5)%
Hotel	19,779	20,743	(964)	(4.6)%
Multifamily	6,129	5,752	377	6.6%

Revenues

        Office Revenue:    Revenues include rental revenue from office properties, expense reimbursements and lease termination income. Office revenue decreased to $91,819,000, or 2.0%, for the six months ended June 30, 2016 compared to $93,699,000 for the six months ended June 30, 2015. The decrease is primarily due to a decrease in revenue at certain of our Washington D.C. properties mainly due to expiration of a lease with a large tenant in January 2016, a decrease in revenue at our Sacramento, California property due to expiration of a lease with a large tenant in June 2015, and a decrease in expense reimbursements revenue at one of our Washington D.C. properties. These decreases in revenue are partially offset by revenue increases at certain properties in Washington D.C. and California mainly due to increases in occupancy. Although we signed an approximately 113,000 square foot lease at a Washington D.C. property which experienced the loss of the large tenant in January 2016, the new tenant is not expected to take occupancy until mid-2017. Therefore, we expect the decrease in revenue to be sustained for the remainder of the year at this property.

        Hotel Revenue:    Hotel revenue decreased to $29,779,000, or 5.6%, for the six months ended June 30, 2016 compared to $31,541,000 for the six months ended June 30, 2015. The decrease is primarily due to the sale of a hotel property in February 2016 (see Note 3), partially offset by revenue increases at the remaining hotel properties due to RevPAR growth as a result of increases in rates or occupancy.

        Multifamily Revenue:    Multifamily revenue increased to $10,230,000, or 14.7%, for the six months ended June 30, 2016 compared to $8,918,000 for the six months ended June 30, 2015. The increase is primarily due to higher revenue as a result of increased occupancy at our New York property, which we began re-leasing as individual units starting in March 2015 following the termination of the lease by our corporate housing tenant.

Expenses

        Office Expenses:    Office expenses decreased to $38,862,000, or 2.5%, for the six months ended June 30, 2016 compared to $39,877,000 for the six months ended June 30, 2015. The decrease is primarily due to a decrease in electricity expense at our Washington D.C. properties, a decrease in certain other tenant reimbursable expenses at one of our Washington D.C. properties, and a decrease in expenses associated with our Santa Ana, California property sold in November 2015, partially offset by an increase in earthquake insurance premiums at our California properties.

        Hotel Expenses:    Hotel expenses decreased to $19,779,000, or 4.6%, for the six months ended June 30, 2016 compared to $20,743,000 for the six months ended June 30, 2015. The decrease is primarily due to the sale of a hotel property in February 2016 (see Note 3), partially offset by an increase in operating costs at the remaining hotel properties and an increase in real estate taxes at our hotel property in Sacramento, California due to a reduction in tax accruals during the first six months of 2015 following the receipt of the actual tax assessment.

        Multifamily Expenses:    Multifamily expenses increased to $6,129,000, or 6.6%, for the six months ended June 30, 2016 compared to $5,752,000 for the six months ended June 30, 2015. The increase is primarily due to an increase in legal fees during the first six months of 2016 at our New York property.

        Interest Expense:    Interest expense, which is not allocated to our operating segments, was $13,928,000 for the six months ended June 30, 2016, an increase of $2,939,000 compared to $10,989,000 in the corresponding period in 2015. The increase is mainly due to higher average outstanding loan balances under the unsecured credit and term loan facilities during the first six months of 2016 compared to the corresponding period in 2015 combined with a higher overall interest rate including the impact of the interest rate swaps, and higher amortization of deferred loan costs during the first six months of 2016 resulting from a write-off of the outstanding deferred loan costs associated with the term loan balance under the unsecured credit facility that was paid off in June 2016, partially offset by lower interest expense as a result of the repayment of approximately $71,237,000 in fixed rate mortgages in April and September 2015.

        General and Administrative Expenses:    General and administrative expenses, which have not been allocated to our operating segments, were $2,282,000 for the six months ended June 30, 2016, a decrease of $1,587,000 compared to $3,869,000 in the corresponding period in 2015. The decrease is primarily due to a decrease in legal, other consulting, professional services and stock-based compensation expenses.

        Transaction Costs:    Transaction costs totaling $267,000 for the six months ended June 30, 2016 represent a $534,000 decrease from $801,000 for the six months ended June 30, 2015. The costs incurred for the six months ended June 30, 2016 mostly represent abandoned project costs, while the costs incurred for the six months ended June 30, 2015 represent abandoned project costs, costs related to the planned disposition of the lending segment, and costs associated with evaluating strategies for exiting certain of our non-office real estate portfolio.

        Asset Management and Other Fees to Related Parties:    Asset management fees totaled $12,716,000 for the six months ended June 30, 2016 compared to $12,318,000 for the six months ended June 30, 2015. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban's investments, which are appraised in the fourth quarter of each year. The higher fees reflect a net increase in the fair value of CIM Urban's real estate investments based on the December 31, 2015 appraised values, as well as incremental capital expenditures incurred in the first six months of 2016, offset by decreases as a result of dispositions. CIM Commercial also pays a Base Service Fee to the Manager, a related party, which totaled $525,000 for the six months ended June 30, 2016 compared to $506,000 for the six months ended June 30, 2015. In addition, the Manager may receive compensation and/or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the six months ended June 30, 2016 and 2015, we expensed $1,726,000 and $1,590,000 for such services, respectively. For the six months ended June 30, 2016 and 2015, we also expensed $226,000 and $251,000, respectively, related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement Agreement.

        Depreciation and Amortization Expense:    Depreciation and amortization expense was $36,538,000 for the six months ended June 30, 2016, a decrease of $156,000 compared to $36,694,000 for the six months ended June 30, 2015. The decrease in the depreciation expense is primarily due to the sale of an office property in November 2015 and a hotel property in February 2016, partially offset by an increase in the depreciation expense associated with additional capital expenditures.

Discontinued Operations

        Net income from discontinued operations:    Net income from discontinued operations represents revenues and expenses from our lending segment, including interest income on loans and other loan related fee income, offset by expenses, which include general and administrative expenses, fees to related party, direct interest expense, and provision for income taxes. Net income from discontinued operations was $4,252,000, a decrease of $2,694,000 compared to $6,946,000 for the six months ended June 30, 2015. The decrease is mainly due to decreased interest income resulting from the sale of substantially all of our commercial mortgage loans in December 2015 and increased interest expense resulting from additional secured borrowings, partially offset by an increase in loan prepayment fee income and a decrease in provision for loan losses.

Liquidity and Capital Resources

Sources and Uses of Funds

Credit Facilities

        In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. The credit facility can be increased to $1,150,000,000 under certain conditions. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at (i) the base rate, plus 0.20% to 1.00% or (ii) LIBOR plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bore interest at (i) the base rate, plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The delayed-draw term loan was also subject to an unused line fee of 0.25%. The credit facility matures in September 2016 and provides for, under certain conditions, two one-year extension options. We intend to exercise the first extension option in August 2016. At July 31, 2016 and June 30, 2016, $0 was outstanding under the credit facility and $450,000,000 was available for future borrowings, while at December 31, 2015, $107,000,000 ($0 under the revolver and $107,000,000 under the term loans) was outstanding under the credit facility and $450,000,000 was available for future borrowings. Proceeds from the unsecured credit facility were used for acquisitions, funding of the tender offer (see Note 10), general corporate purposes, and to repay mortgage loans and outstanding balances under our prior unsecured credit facilities. In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. A portion of the net proceeds from the loans was used to repay outstanding balances under our unsecured credit facility. At December 31, 2015, the interest rate on the outstanding balances under this unsecured credit facility was 1.57%.

        In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $385,000,000. The term loan facility ranks pari passu with CIM Commercial's $850,000,000 unsecured credit facility described above; covenants under the term loan facility are substantially the same as those in the $850,000,000 unsecured credit facility. Outstanding advances under the term loan facility bear interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio. The unused portion of the term loan facility was also subject to an unused fee of 0.20%. With some exceptions, any prepayment of the term loan facility prior to May 2017 will be subject to a prepayment fee up to 2% of the outstanding principal amount. The term loan facility matures in May 2022. On November 2, 2015, $385,000,000 was drawn under the term loan facility. At July 31, 2016, June 30, 2016 and December 31, 2015, $385,000,000 was outstanding under the term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. At June 30, 2016 and December 31, 2015, the variable interest rate on this unsecured term loan facility was 2.06% and 1.84%, respectively. The interest rate of the loan has been effectively converted to a fixed rate of 3.16% until May 8, 2020 through interest rate swaps (see Note 11).

        At June 30, 2016 and December 31, 2015, we were in compliance with all of our respective financial covenants.

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

        Our long-term liquidity needs will consist primarily of funds necessary for acquisition of investments and payment for development or repositioning of properties, capital expenditures, refinancing of indebtedness and acquisitions of shares of our Common Stock, at or below net asset value, whether through one or more tender offers, share repurchases or otherwise. In addition, as we issue shares of preferred stock under the registration statement that was declared effective by the SEC in July 2016, our future liquidity needs will include funds for dividends on such preferred stock and may include funds for the redemption of such preferred stock (if we choose to pay the redemption price in cash instead of shares of our Common Stock). Although we do not currently have any significant property development or repositioning projects planned, we may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through one or more of the methods described in the immediately preceding paragraph. These sources of funding may not be available on attractive terms or at all. If we cannot obtain additional funding for our long-term liquidity needs, our investments may generate lower cash flows or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so and could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

Available Borrowings, Cash Balances and Capital Resources

        We have typically financed our capital needs through investor equity commitments, long-term secured mortgages, and unsecured short-term credit facilities and term loans. As of June 30, 2016 and December 31, 2015, we had total indebtedness, exclusive of debt included in liabilities associated with assets held for sale, of $939,767,000 and $656,835,000, respectively. Included in total indebtedness is $385,000,000 and $492,000,000 of borrowings under credit and term loan facilities with total capacity of $835,000,000 and $942,000,000 at June 30, 2016 and December 31, 2015, respectively. As of August 5, 2016, $385,000,000 ($0 under the revolver and $385,000,000 under the term loans) was outstanding under the credit and term loan facilities, and $450,000,000 was available for future borrowings.

Cash Flow Analysis

        As a REIT, our cash flows from operations are typically used to fund our dividends.

        Our cash and cash equivalents, inclusive of cash associated with assets held for sale, totaled $69,253,000 and $140,572,000 at June 30, 2016 and December 31, 2015, respectively. Our cash flows from operating activities are primarily dependent upon the occupancy level of our real estate assets, the rental rates achieved through our leases, and the collectability of rent and recoveries from our tenants. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities totaled $33,558,000 for the six months ended June 30, 2016 compared to $37,050,000 for the six months ended June 30, 2015. The decrease was mainly due to a decrease of $5,667,000 resulting from increased funding for loans held for sale and a decrease of $4,612,000 in net income adjusted for the gain on sale of real estate, partially offset by an increase of $4,214,000 in proceeds from sale of guaranteed loans, an increase of $1,007,000 resulting from a lower level of working capital used and an increase of $1,212,000 from other operating activity.

        Our cash flows from investing activities are primarily related to property investments and sales, expenditures for development and redevelopment projects, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash used in investing activities for the six months ended June 30, 2016 was $52,960,000 compared to $24,315,000 in the corresponding period in 2015. The increase in net cash used in investing activities was primarily due to an increase in the change in restricted cash of $78,156,000 primarily related to a Section 1031 Exchange in connection with the sale of a hotel property in February 2016 (see Note 2) and reserves funded in connection with our six mortgage loan agreements entered into in June 2016 (see Note 7), and an increase in funding for loans of $3,188,000, partially offset by the net proceeds of $42,782,000 from the sale of a hotel property and an increase of $13,106,000 in principal collected on loans.

        Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash used in financing activities for the six months ended June 30, 2016 was $51,917,000 compared to $9,093,000 in the corresponding period in 2015. We used funds from financing activities primarily to pay dividends of $40,544,000 during the six months ended June 30, 2016 compared to $42,693,000 during the corresponding period in 2015. We had net borrowings, inclusive of secured borrowings of the lending segment held for sale, of $200,161,000 for the six months ended June 30, 2016 compared to $36,943,000 for the six months ended June 30, 2015. Deferred loan costs of $1,076,000 were paid during the six months ended June 30, 2016 primarily related to the $392,000,000 mortgage loans (see Note 7) compared to $3,415,000 paid during the corresponding period in 2015 primarily related to the $385,000,000 unsecured term loan facility. In addition, the total cash outlay related to repurchase of our Common Stock pursuant to the tender offer completed in June 2016 (see Note 10) was $210,060,000.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

        During the six months ended June 30, 2016, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

        At June 30, 2016, we did not have any off-balance sheet arrangements.

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

        On March 8, 2016 and June 10, 2016, we declared common share dividends of $0.21875 per share of Common Stock which were paid on March 29, 2016 and June 28, 2016, respectively.

 Item 3.
Quantitative and Qualitative Disclosures About Market Risk

        The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 3.84% to 4.19% at June 30, 2016 and 4.42% to 4.72% at December 31, 2015. Mortgages payable with book values of $533,070,000 and $145,072,000 as of June 30, 2016 and December 31, 2015, respectively, have fair values of approximately $542,361,000 and $147,516,000, respectively.

        Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. At June 30, 2016 and December 31, 2015 (excluding premiums and discounts, and debt issuance costs, including the debt associated with assets held for sale and before the impact of the interest rate swaps), $534,648,000 (or 54.2%) and $144,791,000 (or 20.4%) of our debt, respectively, was fixed rate mortgage loans, and $451,919,000 (or 45.8%) and $563,498,000 (or 79.6%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding at June 30, 2016 and December 31, 2015, and before the impact of the interest rate swaps, a 12.5 basis point change in LIBOR would result in an annual impact to our earnings of approximately $565,000 and $704,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt or the impact of interest rate swaps.

        In order to manage financing costs and interest rate exposure related to our $385,000,000 unsecured term loan facility, on August 13, 2015, we entered into interest rate swap agreements with multiple counterparties. These swap agreements became effective on November 2, 2015. These interest rate swaps effectively convert the interest rate on the term loan facility into a fixed weighted average rate of 1.56% plus the credit spread, which was 1.60% at June 30, 2016 and December 31, 2015, or an all-in rate of 3.16% until May 8, 2020. However, our use of these derivative instruments to hedge exposure to changes in interest rates exposes us to credit risk from the potential inability of our counterparties to perform under the terms of the agreements. We attempt to minimize this credit risk by contracting with what we believe to be high-quality financial counterparties. For a description of our derivative contracts, see Note 11 to our consolidated financial statements included in this Report.

Item 4.
Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, as of June 30, 2016, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Other Information

Item 1.    Legal Proceedings

        We are not currently involved in any material pending or threatened legal proceedings nor, to our knowledge, is any material legal proceedings currently threatened against us, other than routine litigation arising in the ordinary course of business. In the normal course of business we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business. While the outcome of these legal actions and proceedings cannot be predicted with certainty, in management's opinion, the resolution of these legal proceedings and actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.    Risk Factors

        There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.    Unregistered Sales of Equity and Use of Proceeds

        On May 16, 2016, we announced that our Board of Directors approved a cash tender offer to purchase up to 10 million shares of our Common Stock at a price of $21.00 per share. The tender offer expired at 11:59 p.m. Eastern time, on June 13, 2016. The tender offer was oversubscribed and pursuant to the terms of the tender offer, shares of Common Stock were accepted on a pro rata basis. In connection with the tender offer, we repurchased and retired 10 million shares of our Common Stock at $21.00 per share. The total cost of the tendered shares, including professional fees to complete the tender offer, was $210,332,000 (average cost of $21.03 per share). For further information regarding the terms and conditions of the tender offer, please refer to information in the Tender Offer Statement on Schedule TO filed with the SEC on May 16, 2016 and subsequent amendments thereto.

        The following table summarizes the purchases of our Common Stock during the three months ended June 30, 2016 pursuant to the recently completed tender offer:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2016 to April 30, 2016	—	$—	—	$—
May 1, 2016 to May 31, 2016	—	—	—	—
June 1, 2016 to June 30, 2016	10,000,000	21.03	—	—

Total	10,000,000	$21.03	—

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

4.1	Articles Supplementary for the Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-11/A filed with the SEC on June 28, 2016)
4.2
Warrant Agreement, dated June 28, 2016, between CIM Commercial Trust Corporation and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-11/A filed with the SEC on June 28, 2016)
10.1
Escrow Agreement, dated June 28, 2016, between CIM Commercial Trust Corporation, International Assets Advisory, LLC and UMB Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-11/A filed with the SEC on June 28, 2016)
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

CIM COMMERCIAL TRUST CORPORATION
Dated: August 9, 2016	By:	/s/ CHARLES E. GARNER II Charles E. Garner II Chief Executive Officer
Dated: August 9, 2016	By:	/s/ DAVID THOMPSON David Thompson Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description
4.1	Articles Supplementary for the Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-11/A filed with the SEC on June 28, 2016)
4.2
Warrant Agreement, dated June 28, 2016, between CIM Commercial Trust Corporation and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-11/A filed with the SEC on June 28, 2016)
10.1
Escrow Agreement, dated June 28, 2016, between CIM Commercial Trust Corporation, International Assets Advisory, LLC and UMB Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-11/A filed with the SEC on June 28, 2016)
*31.1	Section 302 Officer Certification—Chief Executive Officer
*31.2	Section 302 Officer Certification—Chief Financial Officer
*32.1	Section 906 Officer Certification—Chief Executive Officer
*32.2	Section 906 Officer Certification—Chief Financial Officer
*101	Interactive data files pursuant to Rule 405 of Regulation S-T

*
Filed herewith.