Form 10-Q
period 2016-09-30
CIM Commercial Trust Corp
filed 2016-11-09
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One):
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
As of November 3, 2016, the Registrant had outstanding 84,048,081 shares of common stock, par value $0.001 per share.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

PART I
Financial Information

Item 1.
Financial Statements

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments in real estate, net	$1,615,415	$1,691,711
Cash and cash equivalents	133,846	139,101
Restricted cash	40,039	8,086
Accounts receivable, net	10,629	11,164
Deferred rent receivable and charges, net	104,539	97,225
Other intangible assets, net	18,071	20,310
Other assets	89,832	102,401
Assets held for sale, net	43,690	22,062
TOTAL ASSETS	$2,056,061	$2,092,060
LIABILITIES AND EQUITY
LIABILITIES:
Debt	$969,189	$693,956
Accounts payable and accrued expenses	42,089	42,121
Intangible liabilities, net	4,194	6,086
Due to related parties	9,664	9,472
Other liabilities	40,791	32,826
Liabilities associated with assets held for sale	11,945	10,252
Total liabilities	1,077,872	794,713
COMMITMENTS AND CONTINGENCIES (Note 15)
EQUITY:
Common stock, $0.001 par value; 900,000,000 shares authorized; 84,048,081 and 97,589,598 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	84	98
Additional paid-in capital	1,566,018	1,820,451
Accumulated other comprehensive income (loss)	(9,617)	(2,519)
Distributions in excess of earnings	(579,206)	(521,620)
Total stockholders' equity	977,279	1,296,410
Noncontrolling interests	910	937
Total equity	978,189	1,297,347
TOTAL LIABILITIES AND EQUITY	$2,056,061	$2,092,060
           The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
REVENUES:
Rental and other property income	$57,414	$62,623	$181,886	$189,192
Expense reimbursements	3,884	3,336	10,128	9,780
Interest and other income	3,034	2,501	9,295	7,974
	64,332	68,460	201,309	206,946
EXPENSES:
Rental and other property operating	31,723	33,361	95,300	99,055
Asset management and other fees to related parties	8,496	8,399	25,503	24,776
Interest	10,276	5,781	24,386	17,191
General and administrative	2,226	2,029	6,299	7,250
Transaction costs	53	237	320	1,038
Depreciation and amortization	17,724	17,873	54,262	54,567
	70,498	67,680	206,070	203,877
Gain on sale of real estate	14,927	—	39,666	—
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	8,761	780	34,905	3,069
Provision for income taxes	379	179	1,040	654
NET INCOME FROM CONTINUING OPERATIONS	8,382	601	33,865	2,415
DISCONTINUED OPERATIONS:
Income from operations of assets held for sale	703	4,640	3,061	10,540
NET INCOME FROM DISCONTINUED OPERATIONS	703	4,640	3,061	10,540
NET INCOME	9,085	5,241	36,926	12,955
Net loss (income) attributable to noncontrolling interests	3	1	(9)	(5)
NET INCOME ATTRIBUTABLE TO STOCKHOLDERS	$9,088	$5,242	$36,917	$12,950
BASIC AND DILUTED INCOME PER SHARE:
Continuing operations	$0.10	$0.01	$0.36	$0.02
Discontinued operations	$0.01	$0.05	$0.03	$0.11
Net income	$0.10	$0.05	$0.39	$0.13
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	87,045	97,590	93,772	97,587
Diluted	87,045	97,590	93,772	97,587

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
NET INCOME	$9,085	$5,241	$36,926	$12,955
Other comprehensive income (loss): cash flow hedges	3,272	(6,312)	(7,098)	(6,312)
COMPREHENSIVE INCOME (LOSS)	12,357	(1,071)	29,828	6,643
Comprehensive loss (income) attributable to noncontrolling interests	3	1	(9)	(5)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO STOCKHOLDERS	$12,360	$(1,070)	$29,819	$6,638

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share data)

	Nine Months Ended September 30, 2016
	Common Stock Outstanding	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions In Excess Of Earnings	Noncontrolling Interests	Total Equity
	(Unaudited)
Balances, January 1, 2016	97,589,598	$98	$1,820,451	$(2,519)	$(521,620)	$937	$1,297,347
Distributions to noncontrolling interests	—	—	—	—	—	(36)	(36)
Stock-based compensation expense	10,176	—	114	—	—	—	114
Issuance of shares pursuant to employment agreements	76,423	—	—	—	—	—	—
Share repurchases	(13,628,116)	(14)	(254,547)	—	(35,573)	—	(290,134)
Common dividends ($0.65625 per share)	—	—	—	—	(58,930)	—	(58,930)
Other comprehensive income (loss)	—	—	—	(7,098)	—	—	(7,098)
Net income	—	—	—	—	36,917	9	36,926
Balances, September 30, 2016	84,048,081	$84	$1,566,018	$(9,617)	$(579,206)	$910	$978,189

	Nine Months Ended September 30, 2015
	Common Stock Outstanding	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions In Excess Of Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(Unaudited)
Balances, January 1, 2015	97,581,598	$98	$1,824,381	$—	$(460,623)	$(4,901)	$861	$1,359,816
Contributions from noncontrolling interests	—	—	—	—	—	—	110	110
Distributions to noncontrolling interests	—	—	—	—	—	—	(38)	(38)
Stock-based compensation expense	8,000	—	1,066	—	—	—	—	1,066
Common dividends ($0.65625 per share)	—	—	—	—	(64,042)	—	—	(64,042)
Other comprehensive income (loss)	—	—	—	(6,312)	—	—	—	(6,312)
Net income	—	—	—	—	12,950	—	5	12,955
Balances, September 30, 2015	97,589,598	$98	$1,825,447	$(6,312)	$(511,715)	$(4,901)	$938	$1,303,555

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,926	$12,955
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent and amortization of intangible assets, liabilities and lease inducements	(4,263)	(4,063)
Depreciation and amortization	54,262	54,567
Gain on sale of real estate	(39,666)	—
Straight line rent, below-market ground lease and amortization of intangible assets	1,326	1,458
Amortization of deferred loan costs	2,508	2,400
Amortization of premiums and discounts on debt	(773)	(967)
Unrealized premium adjustment	1,240	899
Amortization and accretion on loans receivable, net	(912)	(4,977)
Bad debt (recovery) expense	(36)	1,061
Deferred income taxes	138	62
Stock-based compensation	114	1,066
Loans funded, held for sale to secondary market	(27,653)	(22,187)
Proceeds from sale of guaranteed loans	30,152	21,451
Principal collected on loans subject to secured borrowings	3,520	3,212
Other operating activity	634	(201)
Changes in operating assets and liabilities:
Accounts receivable and interest receivable	181	(2,546)
Other assets	(419)	(1,746)
Accounts payable and accrued expenses	(237)	(1,395)
Deferred leasing costs	(8,114)	(6,965)
Other liabilities	1,122	1,064
Due to related parties	192	(409)
Net cash provided by operating activities	50,242	54,739
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(27,051)	(19,819)
Acquisition of real estate properties	—	(11,143)
Proceeds from sale of real estate property, net	94,568	—
Loans funded	(51,156)	(27,132)
Principal collected on loans	31,979	29,319
Restricted cash	(33,037)	189
Other investing activity	1,101	257
Net cash provided by (used in) investing activities	16,404	(28,329)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payment of) mortgage loans, net	388,766	(76,005)
(Payment of) proceeds from unsecured revolving lines of credit, revolving credit facilities and term notes, net	(107,000)	132,000
Payment of principal on secured borrowings	(13,600)	(3,212)
Proceeds from secured borrowings	9,956	—
Payment of deferred preferred stock offering costs	(733)	—
Payment of deferred loan costs	(1,363)	(3,442)
Payment of dividends	(58,930)	(64,042)
Repurchase of common stock	(289,886)	—
Contributions from noncontrolling interests	—	110
Noncontrolling interests' distributions	(36)	(38)
Net cash used in financing activities	(72,826)	(14,629)
Change in cash balances included in assets held for sale	925	1,422
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,255)	13,203
CASH AND CASH EQUIVALENTS:
Beginning of period	139,101	25,512
End of period	$133,846	$38,715
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$22,651	$15,983
Federal income taxes paid	$500	$705
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additions to investments in real estate included in accounts payable and accrued expenses	$6,229	$5,253
Additions to investments in real estate included in other assets	$—	$4,224
Net decrease in fair value of derivatives applied to other comprehensive income (loss)	$(7,098)	$(6,312)
Reduction of loans receivable and secured borrowings due to the SBA's repurchase of the guaranteed portion of loans	$2,663	$—
Additions to deferred loan costs included in accounts payable and accrued expenses	$626	$146
Expenses related to repurchase of common stock included in accounts payable and accrued expenses	$248	$—
Additions to other assets related to restricted cash receivable	$—	$2,269
Additions to deferred preferred stock offering costs included in accounts payable and accrued expenses	$1,135	$—

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2016, AND DECEMBER 31, 2015, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

1. ORGANIZATION AND OPERATIONS
CIM Commercial Trust Corporation ("CIM Commercial" or the "Company") or together with its wholly-owned subsidiaries (which, together with CIM Commercial, may be referred to as "we," "us" or "our") primarily invests in, owns, and operates Class A and creative office investments in vibrant and improving urban communities throughout the United States. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers-to-entry, high population density, improving demographic trends and a propensity for growth. We were originally organized in 1993 as PMC Commercial Trust ("PMC Commercial"), a Texas real estate investment trust.
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
On April 28, 2014, PMC Commercial's charter was amended to increase the authorized shares of stock of PMC Commercial from 100,000,000 to 1,000,000,000 shares (of which 900,000,000 are shares of Common Stock and 100,000,000 are shares of preferred stock) and PMC Commercial changed its state of incorporation from Texas to Maryland by means of a merger of PMC Commercial with and into a newly formed, wholly-owned Maryland corporation subsidiary. Also, on April 28, 2014, we changed our name from "PMC Commercial Trust" to "CIM Commercial Trust Corporation." Our Common Stock is currently traded on the NASDAQ Global Market (symbol "CMCT").
On April 28, 2014, we filed Articles of Amendment (the "Reverse Split Amendment") to effectuate a one-for-five reverse stock split of the Common Stock, effective April 29, 2014. Pursuant to the reverse stock split, each five shares of Common Stock issued and outstanding immediately prior to the effective time of the reverse stock split were converted into one share of Common Stock. Fractional shares of Common Stock were not issued as a result of the reverse stock split; instead, holders of pre-split shares of Common Stock who otherwise would have been entitled to receive a fractional share of Common Stock received an amount in cash equal to the product of the fraction of a share multiplied by the closing price of the Common Stock (as adjusted for the one-for-five reverse stock split). In connection with and immediately following the filing of the Reverse Split Amendment, we filed Articles of Amendment to decrease the par value of the Common Stock issued and outstanding to $0.001 per share, effective April 29, 2014, subsequent to the effective time of the Reverse Split Amendment. All per share and outstanding share information has been presented to reflect the reverse stock split.
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

Interim Financial Information—The accompanying interim consolidated financial statements of CIM Commercial have been prepared by our management in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Our accompanying interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 15, 2016.
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
Investments in real estate are evaluated for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two of the impairment testing under GAAP is based on either the income approach with market discount rate, terminal capitalization rate and rental rate assumptions being most critical, or on the sales comparison approach to similar properties. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment of long-lived assets was recognized during the three and nine months ended September 30, 2016 and 2015.
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

Loans Receivable—Our loans receivable included in other assets or assets held for sale are carried at their unamortized principal balance less unamortized acquisition discounts and premiums, retained loan discounts and loan loss reserves. For loans originated under the Small Business Administration's ("SBA") 7(a) Guaranteed Loan Program ("SBA 7(a) Program"), we sell the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by us is valued on a fair value basis and a discount (the "Retained Loan Discount") is recorded as a reduction in basis of the retained portion of the loan.
At the Acquisition Date, the carrying value of our loans was adjusted to estimated fair market value and acquisition discounts of $33,907,000 were recorded, which are being accreted to interest and other income using the effective interest method. We sold substantially all of our commercial mortgage loans with unamortized acquisition discounts of $15,951,000 to an unrelated third party in December 2015 (see Note 7). Acquisition discounts of $2,067,000 remained as of September 30, 2016 which have not yet been accreted to income.
A loan receivable is generally classified as non-accrual (a "Non-Accrual Loan") if (i) it is past due as to payment of principal or interest for a period of 60 days or more, (ii) any portion of the loan is classified as doubtful or is charged-off or (iii) the repayment in full of the principal and/or interest is in doubt. Generally, loans are charged-off when management determines that we will be unable to collect any remaining amounts due under the loan agreement, either through liquidation of collateral or other means. Interest income, included in interest and other income or discontinued operations, on a Non-Accrual Loan is recognized on either the cash basis or the cost recovery basis.
On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers' business models and future operations in accordance with Accounting Standards Codification ("ASC") 450-20, Contingencies—Loss Contingencies, and ASC 310-10, Receivables. For the three and nine months ended September 30, 2016, we recorded a net recovery of $3,000 and $239,000 on our impaired loans receivable, respectively. For the three and nine months ended September 30, 2015, we recorded a net impairment of $2,000 and $67,000 on our impaired loans receivable, respectively. We establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, we establish the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.
Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred leasing costs, and deferred charges associated with the preferred stock offering (see Note 11). Deferred rent receivable is $61,990,000 and $58,612,000 at September 30, 2016 and December 31, 2015, respectively. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs of $65,689,000 and $59,225,000 are presented net of accumulated amortization of $25,008,000 and $20,612,000 at September 30, 2016 and December 31, 2015, respectively. Deferred charges associated with the preferred stock offering are $1,868,000 and $0 at September 30, 2016 and December 31, 2015, respectively.
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
Recently Issued Accounting Pronouncements—In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. We adopted ASU 2015-03 retrospectively in our fiscal quarter ended March 31, 2016. As a result of the retrospective adoption, we reclassified unamortized debt issuance costs of $6,113,000 as of December 31, 2015 from deferred rent receivable and charges to debt on the accompanying consolidated balance sheet. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.

3. ACQUISITIONS AND DISPOSITIONS
The fair value of real estate acquired is recorded to the acquired tangible assets, consisting primarily of land, land improvements, building and improvements, tenant improvements, and furniture, fixtures, and equipment, and identified intangible assets and liabilities, consisting of the value of acquired above-market and below-market leases, in-place leases and ground leases, if any, based in each case on their respective fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market rate loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.
There were no acquisitions during the nine months ended September 30, 2016.
During the nine months ended September 30, 2015, we acquired a 100% fee-simple interest in a surface parking lot known as 2 Kaiser Plaza from an unrelated third party. The parking lot has approximately 44,642 square feet of land and is located in Oakland, California. The acquisition was funded with proceeds from our unsecured credit facility, and the acquired property is reported as part of the office segment (Note 18).

Property	Asset Type	Date of Acquisition	Square Feet	Purchase Price
				(in thousands)
2 Kaiser Plaza, Oakland, CA	Surface parking lot	August 26, 2015	44,642	$11,143
The results of operations of the property acquired have been included in the consolidated statements of operations from the date of acquisition. The fair values of the net assets acquired for the above-noted acquisition during the nine months ended September 30, 2015 are as follows:

2015 Acquisition
(in thousands)
Land	$10,931
Land improvements	110
Acquired in-place lease (1)	102
Net assets acquired	$11,143
         _________________

(1)    In-place lease has an amortization period of 3.0 years.

Acquisition related expenses of $0 and $102,000 associated with the acquisition of real estate were expensed as incurred during the nine months ended September 30, 2016 and 2015, respectively.
On February 2, 2016, we sold a 100% fee-simple interest in the Courtyard Oakland located in Oakland, California to an unrelated third party. In addition, on July 19, 2016, we sold a 100% fee-simple interest in the LAX Holiday Inn located in Los Angeles, California to an unrelated third party. The results of operations of the two hotels have been included in the consolidated statements of operations through the date of disposition.

Property	Asset Type	Date of Sale	Rooms	Sales Price	Gain on Sale
				(in thousands)
Courtyard Oakland, Oakland, CA	Hotel	February 2, 2016	162	$43,800	$24,739
LAX Holiday Inn, Los Angeles, CA	Hotel	July 19, 2016	405	$52,500	$14,927

4. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Land	$343,564	$363,612
Land improvements	26,177	26,747
Buildings and improvements	1,473,469	1,506,962
Furniture, fixtures, and equipment	4,729	9,720
Tenant improvements	163,102	146,205
Work in progress	8,276	8,126
Investments in real estate	2,019,317	2,061,372
Accumulated depreciation	(403,902)	(369,661)
Net investments in real estate	$1,615,415	$1,691,711
We recorded depreciation expense of $15,402,000 and $15,228,000 for the three months ended September 30, 2016 and 2015, respectively, and $47,105,000 and $46,571,000 for the nine months ended September 30, 2016 and 2015, respectively.
5. OTHER INTANGIBLE ASSETS
A schedule of our intangible assets and liabilities and related accumulated amortization and accretion as of September 30, 2016 and December 31, 2015 is as follows:

	Assets					Liabilities
September 30, 2016	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Acquired Below-Market Ground Lease	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$215	$20,372	$4,273	$11,685	$2,957	$(19,637)
Accumulated amortization	(173)	(16,995)	(2,736)	(1,527)	—	15,443
	$42	$3,377	$1,537	$10,158	$2,957	$(4,194)
Average useful life (in years)	8	8	8	84	Indefinite	8

	Assets						Liabilities
December 31, 2015	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Franchise Affiliation Fee(1)	Acquired Below-Market Ground Lease	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$966	$21,398	$4,273	$3,936	$11,685	$2,957	$(19,722)
Accumulated amortization	(843)	(16,943)	(2,322)	(3,375)	(1,422)	—	13,636
	$123	$4,455	$1,951	$561	$10,263	$2,957	$(6,086)
Average useful life (in years)	7	8	8	10	84	Indefinite	8
_______________________________________________________________________________

(1)	Franchise affiliation fee is associated with the Courtyard Oakland, which was sold in February 2016 (see Note 3).
The amortization of the above-market leases which decreased rental and other property income was $17,000 and $41,000 for the three months ended September 30, 2016 and 2015, respectively, and $81,000 and $199,000 for the nine months ended September 30, 2016 and 2015, respectively. The amortization of the below-market leases included in rental and other property income was $630,000 for each of the three months ended September 30, 2016 and 2015, and $1,892,000 and $1,940,000 for the nine months ended September 30, 2016 and 2015, respectively. The amortization of in-place leases included in depreciation and amortization expense was $330,000 and $413,000 for the three months ended September 30, 2016 and 2015, respectively, and $1,078,000 and $1,461,000 for the nine months ended September 30, 2016 and 2015, respectively. Included in depreciation and amortization expense was franchise affiliation fee amortization of $0 and $98,000 for the three months ended September 30, 2016 and 2015, respectively, and $33,000 and $296,000 for the nine months ended September 30, 2016 and 2015, respectively. Tax abatement amortization of $138,000 for each of the three months ended September 30, 2016 and 2015, and $414,000 for each of the nine months ended September 30, 2016 and 2015 was included in rental and other property operating expenses. The amortization of below-market ground lease obligation of $35,000 for each of the three months ended September 30, 2016 and 2015, and $105,000 for each of the nine months ended September 30, 2016 and 2015 was included in rental and other property operating expenses.
A schedule of future amortization and accretion of acquisition related intangible assets and liabilities as of September 30, 2016 is as follows:

	Assets				Liabilities
Years Ending December 31,	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Acquired Below-Market Ground Lease	Acquired Below-Market Leases
	(in thousands)
2016 (Three months ending December 31, 2016)	$7	$269	$137	$35	$(618)
2017	26	871	551	140	(2,405)
2018	9	733	551	140	(971)
2019	—	464	298	140	(200)
2020	—	207	—	140	—
Thereafter	—	833	—	9,563	—
	$42	$3,377	$1,537	$10,158	$(4,194)

6. OTHER ASSETS
Other assets consist of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
SBA 7(a) loans	$39,496	$43,178
SBA 7(a) loans, subject to secured borrowings	29,897	36,646
Other assets	20,439	22,577
	$89,832	$102,401

SBA 7(a) Loans—Represents the non‑government guaranteed retained portion of loans originated under the SBA 7(a) Program and the government guaranteed portion of loans that have not yet been fully funded or sold.
SBA 7(a) Loans, Subject to Secured Borrowings—Represents the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans. There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.
At September 30, 2016 and December 31, 2015, 99% and 98%, respectively, of our loans were current with the remainder ($800,000 and $1,812,000, respectively) greater than 29 days delinquent. We classify loans with negative characteristics in substandard categories ranging from special mention to doubtful. At September 30, 2016 and December 31, 2015, $800,000 and $3,773,000, respectively, were classified in substandard categories.
At both September 30, 2016 and December 31, 2015, our loans were 94% concentrated in the hospitality industry.

7. DISCONTINUED OPERATIONS
We had reflected the lending segment, which was acquired on the Acquisition Date, as held for sale commencing in 2014, based on a plan approved by the Board of Directors to sell the lending segment that, when completed, would have resulted in the deconsolidation of the lending segment. In July 2015, to maximize value, we modified our strategy from a strategy of selling the lending segment as a whole to a strategy of soliciting buyers for components of the business, including our commercial mortgage loans and the SBA 7(a) lending platform. This change in the sale methodology resulted in the need to extend the period to complete the sale of the lending segment beyond one year. In connection with our plan, we have expensed transaction costs of $14,000 and $111,000 as incurred during the three months ended September 30, 2016 and 2015, respectively, and $34,000 and $335,000 during the nine months ended September 30, 2016 and 2015, respectively.
In December 2015, pursuant to the modified plan, we sold substantially all of our commercial mortgage loans to an unrelated third party and recognized a gain of $5,151,000. In September 2016, we discontinued our efforts to sell the SBA 7(a) lending platform, and the activities related to the SBA 7(a) lending platform have been reclassified to continuing operations for all periods presented. We are continuing our effort to sell our commercial real estate loan portfolio, which we expect to dispose of during the fourth quarter of 2016.
The following is the detail of the carrying amounts of assets and liabilities of the components of the lending segment that are classified as held for sale on the consolidated balance sheets as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)
Assets held for sale
Loans receivable, net (1)	$41,526	$20,338
Cash and cash equivalents	546	1,471
Restricted cash	1,084	—
Accounts receivable and interest receivable, net	516	253
Other assets	18	—
Total assets held for sale, net	$43,690	$22,062
Liabilities associated with assets held for sale
Debt (2)	$9,897	$10,000
Accounts payable and accrued expenses	166	230
Other liabilities	1,882	22
Total liabilities associated with assets held for sale	$11,945	$10,252
_____________________________________________
(1) Includes $20,204,000 and $20,338,000 of commercial real estate loans at September 30, 2016 and December 31, 2015, respectively, subject to secured borrowings. Commercial real estate loans, subject to secured borrowings represent mezzanine loans secured by an indirect ownership interest in entities that either directly or indirectly own parcels of commercial real estate. These loans have a variable interest rate.

(2)
Represents secured borrowings on commercial real estate loans with variable interest rates, reset monthly, based on the 30-day London Interbank Offered Rate ("LIBOR"). The $10,000,000 in secured borrowings at December 31, 2015 with an interest rate of 9.77% was repaid in June 2016. The $9,897,000 in secured borrowings at September 30, 2016 has an interest rate of 12.60% and a principal balance of $9,967,000 due in 2018.

The following is the detail of income from operations of assets held for sale classified as discontinued operations on the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenue—Interest and other income	$1,198	$4,712	$4,729	$11,330
Expenses:
Interest expense	355	—	1,231	—
Fees to related party	137	72	417	596
General and administrative	3	—	20	194
Total expenses	495	72	1,668	790
Income from operations of assets held for sale	$703	$4,640	$3,061	$10,540

8. DEBT
Information on our debt is as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Mortgage loans with a fixed interest rate of 4.14% per annum, with monthly payments of interest only, and balances totaling $392,000,000 due on July 1, 2026. The loans are nonrecourse.	$392,000	$—
Mortgage loan with a fixed interest rate of 4.50% per annum, with monthly payments of interest only for 10 years, and payments of interest and principal starting in February 2022. The loan has a $42,008,000 balance due on January 5, 2027. The loan is nonrecourse.	46,000	46,000
Mortgage loans with a fixed interest rate of 5.39% per annum, with monthly payments of principal and interest, and balances totaling $35,695,000 due on March 1, 2021. The loans are nonrecourse.	39,319	39,846
Mortgage loan with a fixed interest rate of 5.18% per annum, with monthly payments of principal and interest, and a balance of $26,232,000 due on June 5, 2021. The loan is nonrecourse.	29,314	29,744
Mortgage loan with a fixed interest rate of 6.65% per annum, with monthly payments of principal and interest. The loan has a 25-year amortization schedule with a $21,136,000 balance due on July 15, 2018. The loan is nonrecourse.	26,924	29,201
	533,557	144,791
Deferred loan costs related to mortgage loans	(2,454)	(897)
Premiums and discounts on assumed mortgages, net	836	1,178
Total Mortgages Payable	531,939	145,072
Secured borrowing principal on SBA 7(a) loans sold for a premium and excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 4.13% and 3.90% at September 30, 2016 and December 31, 2015, respectively.	23,416	29,481
Secured borrowing principal on SBA 7(a) loans sold for excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 1.83% and 1.58% at September 30, 2016 and December 31, 2015, respectively.	4,829	4,947
	28,245	34,428
Unamortized discounts and premiums, net	2,110	2,693
Total Secured Borrowings—Government Guaranteed Loans	30,355	37,121
Unsecured term loan facility	385,000	385,000
Junior subordinated notes with a variable interest rate which resets quarterly based on the 90-day LIBOR plus 3.25%, with quarterly interest only payments. Balance due at maturity on March 30, 2035.	27,070	27,070
Unsecured credit facility	—	107,000
	412,070	519,070
Deferred loan costs related to unsecured term loan and credit facilities	(3,140)	(5,216)
Discount on junior subordinated notes	(2,035)	(2,091)
Total Other	406,895	511,763
Total Debt	$969,189	$693,956
The mortgages payable are secured by deeds of trust on certain of the properties and assignments of rents.
The junior subordinated notes may be redeemed at par at our option.
Secured borrowings—government guaranteed loans represent sold loans which are treated as secured borrowings because the loan sales did not meet the derecognition criteria provided for in ASC 860-30, Secured Borrowing and Collateral. To the extent secured borrowings are for government guaranteed loans, they may include cash premiums which are included in secured borrowings and amortized as a reduction to interest expense over the life of the loan using the effective interest method and fully amortized when the underlying loan is repaid in full.

Deferred loan costs, which represent legal and third-party fees incurred in connection with our borrowing activities, are capitalized and amortized to interest expense on a straight-line basis over the life of the related loan, approximating the effective interest method. Deferred loan costs of $7,117,000 and $10,445,000 are presented net of accumulated amortization of $1,523,000 and $4,332,000 at September 30, 2016 and December 31, 2015, respectively.
In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at (i) the base rate plus 0.20% to 1.00% or (ii) LIBOR plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bore interest at (i) the base rate plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The delayed-draw term loan was also subject to an unused line fee of 0.25%. The credit facility was set to mature in September 2016 and prior to maturity, we exercised the first of two one year extension options through September 2017. Additionally, we permanently reduced the revolving credit commitment under the credit facility to $200,000,000. At September 30, 2016, $0 was outstanding under the credit facility and $200,000,000 was available for future borrowings, while at December 31, 2015, $107,000,000 ($0 under the revolver and $107,000,000 under the term loans) was outstanding under the credit facility and $450,000,000 was available for future borrowings. Proceeds from the unsecured credit facility were used for acquisitions, funding of the tender offer (see Note 11), general corporate purposes, and to repay mortgage loans and outstanding balances under our prior unsecured credit facilities. At December 31, 2015, the interest rate on the outstanding balances under this unsecured credit facility was 1.57%. In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. A portion of the net proceeds from the loans was used to repay outstanding balances under our unsecured credit facility.
In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $385,000,000. The term loan facility ranks pari passu with CIM Commercial's unsecured credit facility described above; covenants under the term loan facility are substantially the same as those in the unsecured credit facility. Outstanding advances under the term loan facility bear interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio. The unused portion of the term loan facility was also subject to an unused fee of 0.20%. With some exceptions, any prepayment of the term loan facility prior to May 2017 will be subject to a prepayment fee up to 2% of the outstanding principal amount. The term loan facility matures in May 2022. On November 2, 2015, $385,000,000 was drawn under the term loan facility. At September 30, 2016 and December 31, 2015, $385,000,000 was outstanding under the term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. At September 30, 2016 and December 31, 2015, the variable interest rate on this unsecured term loan facility was 2.12% and 1.84%, respectively. The interest rate of the loan has been effectively converted to a fixed rate of 3.16% until May 8, 2020 through interest rate swaps (see Note 12).
At September 30, 2016 and December 31, 2015, we were in compliance with all of our respective financial covenants under the unsecured credit and term loan facilities.
At September 30, 2016 and December 31, 2015, accrued interest and unused commitment fees payable of $2,897,000 and $1,688,000, respectively, are included in accounts payable and accrued expenses.

Future principal payments on our debt (face value) at September 30, 2016 are as follows:

Years Ending December 31,	Secured Borrowings Principal(1)	Mortgages Payable	Other(2)	Total
	(in thousands)
2016 (Three months ending December 31, 2016)	$244	$1,120	$—	$1,364
2017	999	4,642	—	5,641
2018	1,033	24,300	—	25,333
2019	1,070	1,519	—	2,589
2020	1,110	1,596	—	2,706
Thereafter	23,789	500,380	412,070	936,239
	$28,245	$533,557	$412,070	$973,872
_______________________________________________________________________________

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

(2)	Represents the junior subordinated notes and unsecured term loan facility.

9. STOCK-BASED COMPENSATION PLANS
On March 11, 2014, we granted awards of 2,000 restricted shares of Common Stock to each of the independent members of the Board of Directors (6,000 in aggregate) which awards were effective upon the receipt of stockholder approval of the amendment of the 2005 Equity Incentive Plan on April 28, 2014. The shares of Common Stock vested in March 2015 based on one year of continuous service. In April 2015, an additional 2,000 restricted shares of Common Stock were granted to each of the independent members of the Board of Directors (6,000 in aggregate) under the 2015 Equity Incentive Plan, which vested in April 2016 based on a year of continuous service. In addition, in May 2016, 3,392 restricted shares of Common Stock were granted to each of the independent members of the Board of Directors (10,176 in aggregate) under the 2015 Equity Incentive Plan, which will vest over a year of continuous service. Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period. We recorded compensation expense of $48,000 and $27,000 for the three months ended September 30, 2016 and 2015, respectively, and $107,000 and $86,000 for the nine months ended September 30, 2016 and 2015, respectively, related to these restricted shares of Common Stock.
We issued to two of our executive officers an aggregate of 2,000 shares of Common Stock on May 6, 2014 and an aggregate of 2,000 shares of Common Stock on March 6, 2015. The restricted shares of Common Stock vest based on two years of continuous service with one-third of the shares of Common Stock vesting immediately upon issuance and one-third vesting at the end of each of the next two years from the date of issuance. Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period. We recognized compensation expense of $1,000 and $6,000 for the three months ended September 30, 2016 and 2015, respectively, and $7,000 and $32,000 for the nine months ended September 30, 2016 and 2015, respectively, related to these restricted shares of Common Stock.
As of September 30, 2016, there was $115,000 of total unrecognized compensation expense related to shares of Common Stock which will be recognized over the next year.
10. EARNINGS PER SHARE ("EPS")
The computations of basic EPS are based on our weighted average shares outstanding. The basic weighted average shares of Common Stock outstanding were 87,045,000 and 97,590,000 for the three months ended September 30, 2016 and 2015, respectively, and 93,772,000 and 97,587,000 for the nine months ended September 30, 2016 and 2015, respectively. We had no dilutive securities outstanding for each of the three and nine months ended September 30, 2016 and 2015. EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method of computing EPS in the respective periods. In addition, EPS are calculated independently for each component and may not be additive due to rounding.

11. STOCKHOLDERS' EQUITY
Dividends
Dividends per share of Common Stock declared during the nine months ended September 30, 2016 and 2015 consist of the following:

Declaration Date	Payment Date	Dividend Per Common Share
September 12, 2016	September 28, 2016	$0.21875
June 10, 2016	June 28, 2016	0.21875
March 8, 2016	March 29, 2016	0.21875
September 14, 2015	September 30, 2015	0.21875
June 12, 2015	June 29, 2015	0.21875
March 6, 2015	March 27, 2015	0.21875
Share Repurchases
On May 16, 2016, we announced a cash tender offer to purchase up to 10 million shares of our Common Stock at a price of $21.00 per share. The tender offer expired on June 13, 2016. The tender offer was oversubscribed and, pursuant to the terms of the tender offer, shares of Common Stock were accepted on a pro rata basis. In connection with the tender offer, we repurchased and retired 10 million shares of our Common Stock for an aggregate purchase price of $210,000,000, excluding fees and expenses related to the tender offer, which were $301,000. Based on the actual total number of shares tendered, Urban Partners II, LLC ("Urban II"), a fund managed by an affiliate of CIM Group, L.P. ("CIM Group" or "CIM"), an affiliate of the Manager and the Advisor (each as defined in Note 14), received $208,140,000 of the aggregate purchase price paid. We funded the tender offer using available cash from asset sales and borrowings on our unsecured credit facility. The purchased shares represented approximately 10.24% of our then-outstanding shares of Common Stock. As a result of the repurchase, our stockholders' equity was reduced by the amount we paid for the repurchased shares and the related expenses. For further information regarding the terms and conditions of the tender offer, please refer to information in the Tender Offer Statement on Schedule TO filed with the SEC on May 16, 2016 and subsequent amendments thereto.
In addition, on September 14, 2016, we repurchased in a privately negotiated transaction 3,628,116 shares of Common Stock from Urban II and retired them on the same date. The aggregate purchase price was $79,819,000, or $22.00 per share. We funded the repurchase using proceeds from the six mortgage loans obtained in June 2016. As a result of the repurchase, our stockholders' equity was further reduced by the amount we paid for the repurchased shares and the related expenses.
Preferred Stock
On April 22, 2016, we filed a registration statement with the SEC for up to $900,000,000 of Series A Preferred Stock, par value $0.001 per share, of the Company (the "Series A Preferred Stock") and warrants ("Warrants") to purchase 0.25 of a share of Common Stock, which was declared effective on July 1, 2016 by the SEC. The registration statement allows us to offer up to a maximum of 36 million units (each a "Unit"), with each Unit consisting of one share of Series A Preferred Stock having a $25.00 stated value per share and one Warrant to purchase 0.25 of a share of Common Stock. Holders of Series A Preferred Stock are entitled to receive, when, and as declared by the Board of Directors, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the stated value. The exercise price of each Warrant will be at a 15% premium to the per share estimated net asset value of our Common Stock (as most recently published by us at the time of the issuance). For further information regarding the terms and conditions of the offering of Series A Preferred Stock and warrants, please refer to information in the Registration Statement on Form S-11 filed with the SEC on April 22, 2016 and the subsequent amendments and supplements thereto. The offering is being conducted on a reasonable best efforts basis. At September 30, 2016, no shares of Series A Preferred Stock were outstanding.
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
_______________________________________________________________________________

(1)	See Note 13 for our fair value disclosures.

(2)	Our interest rate swaps are not subject to master netting arrangements.
These swaps hedge the future cash flows of interest payments on our $385,000,000 unsecured term loan facility by fixing the rate until May 8, 2020 at a weighted average rate of 1.563% plus the credit spread, which was 1.60% at September 30, 2016 and December 31, 2015, or an all-in rate of 3.16%.
Credit-Risk-Related Contingent Features
Each of our interest rate swap agreements contains a provision under which we could also be declared in default under such agreements if we default on the term loan facility. As of September 30, 2016 and December 31, 2015, there have been no events of default under our interest rate swap agreements.
Impact of Hedges on AOCI and Consolidated Statements of Operations
The changes in the balance of each component of AOCI related to our interest rate swaps designated as cash flow hedges are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Accumulated other comprehensive income (loss), at beginning of period	$(12,889)	$—	$(2,519)	$—
Other comprehensive income (loss) before reclassifications	2,221	(6,312)	(10,347)	(6,312)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	1,051	—	3,249	—
Net current period other comprehensive income (loss)	3,272	(6,312)	(7,098)	(6,312)
Accumulated other comprehensive income (loss), at end of period	$(9,617)	$(6,312)	$(9,617)	$(6,312)
_______________________________________________________________________________

(1)	The amounts from AOCI are reclassified as an increase to interest expense in the statements of operations.
Future Reclassifications from AOCI
We estimate that $3,972,000 related to our derivatives designated as cash flow hedges will be reclassified out of AOCI as an increase to interest expense during the next twelve months.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS
We determine the estimated fair value of financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs —	Quoted prices in active markets for identical assets or liabilities
Level 2 Inputs —	Observable inputs other than quoted prices in active markets for identical assets and liabilities
Level 3 Inputs —	Unobservable inputs
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
Our derivative financial instruments (see Note 12) are measured at fair value on a recurring basis and are presented on the balance sheet at fair value, on a gross basis, excluding accrued interest. The table below presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets:

	September 30, 2016	December 31, 2015	Level	Balance Sheet Location
	(in thousands)
Liabilities:
Interest rate swaps	$9,617	$2,519	2	Other liabilities
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
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on our consolidated balance sheets are as follows:

	September 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
	(in thousands)
Assets:
Loans receivable subject to credit risk	$39,496	$39,452	$43,178	$43,508	3
SBA 7(a) loans receivable, subject to secured borrowings	29,897	30,355	36,646	37,121	3
Commercial real estate loans	41,526	41,967	20,338	20,408	3
Liabilities:
Junior subordinated notes	25,035	25,134	24,979	25,046	3
Mortgages payable	531,939	537,543	145,072	147,516	3
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
The carrying amounts of our secured borrowings and unsecured credit and term loan facilities approximate their fair values, as the interest rates on these securities are variable and approximate current market interest rates.
Loans Receivable Subject to Credit Risk—Loans receivable were initially recorded at estimated fair value at the Acquisition Date. Loans receivable originated subsequent to the Acquisition Date are recorded at cost upon origination and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions. At September 30, 2016, our assumptions included discount rates ranging from 8.25% to 13.00% and a prepayment rate of 15.00%. At December 31, 2015, our assumptions included discount rates ranging from 8.00% to 12.75% and a prepayment rate of 15.00%.
SBA 7(a) Loans Receivable, Subject to Secured Borrowings—These loans receivable represent the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans. There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal. In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows taking into consideration the lack of credit risk and using a prepayment rate of 15.00% at both September 30, 2016 and December 31, 2015.
Commercial Real Estate Loans—In order to determine the estimated fair value of our commercial real estate loans receivable which consist of mezzanine loans, we use a present value technique for the anticipated future cash flows using certain assumptions including a weighted-average discount rate of 12.82% and 9.77% at September 30, 2016 and December 31, 2015, respectively. For the purpose of fair value determination, there is no prepayment anticipated and no potential credit deterioration anticipated on our loans at both September 30, 2016 and December 31, 2015.
Junior Subordinated Notes—The fair value of the junior subordinated notes is estimated based on current interest rates available for debt instruments with similar terms. Discounted cash flow analysis is generally used to estimate the fair value of our junior subordinated notes. The rate used was 4.68% and 4.44% at September 30, 2016 and December 31, 2015, respectively.
Mortgages Payable—The fair values of mortgages payable are estimated based on current interest rates available for debt instruments with similar terms. The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 3.85% to 4.25% and 4.42% to 4.72% at September 30, 2016 and December 31, 2015, respectively.
14. RELATED-PARTY TRANSACTIONS
In May 2005, CIM Urban and CIM Urban REIT Management, L.P., each an affiliate of CIM REIT and CIM Group, entered into an Investment Management Agreement, pursuant to which CIM Urban engaged CIM Urban REIT Management, L.P. to provide investment advisory services to CIM Urban. CIM Investment Advisors, LLC, an affiliate of CIM REIT and CIM Group, registered with the SEC as an investment adviser and, in connection with such registration, CIM Urban entered into a new Investment Management Agreement with CIM Investment Advisors, LLC, in December 2015, on terms substantially similar to those in the previous Investment Management Agreement, pursuant to which CIM Urban engaged CIM Investment Advisors, LLC to provide investment advisory services, and the previous Investment Management Agreement was terminated. "Advisor" refers to CIM Urban REIT Management, L.P. prior to December 10, 2015 and to CIM Investment Advisors, LLC on and after December 10, 2015.

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
The Advisor earned asset management fees of $6,589,000 and $6,259,000 for the three months ended September 30, 2016 and 2015, respectively, and $19,305,000 and $18,577,000 for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016 and December 31, 2015, asset management fees of $6,360,000 and $6,260,000, respectively, were due to the Advisor.
CIM Management, Inc. and certain of its affiliates (collectively, the "CIM Management Entities"), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $1,443,000 and $1,446,000 for the three months ended September 30, 2016 and 2015, respectively, and $4,258,000 and $4,372,000 for the nine months ended September 30, 2016 and 2015, respectively. CIM Urban also reimbursed the CIM Management Entities $2,301,000 and $2,016,000 during the three months ended September 30, 2016 and 2015, respectively, and $6,308,000 and $6,302,000 for the nine months ended September 30, 2016 and 2015, respectively, for the cost of on-site personnel incurred on behalf of CIM Urban, which is included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $397,000 and $217,000 for the three months ended September 30, 2016 and 2015, respectively, and $1,151,000 and $310,000 for the nine months ended September 30, 2016 and 2015, respectively, which were capitalized to deferred charges. In addition, the CIM Management Entities earned construction management fees of $119,000 and $218,000 for the three months ended September 30, 2016 and 2015, respectively, and $787,000 and $665,000 for the nine months ended September 30, 2016 and 2015, respectively, which were capitalized to investments in real estate.
At September 30, 2016 and December 31, 2015, fees payable and expense reimbursements due to the CIM Management Entities of $2,747,000 and $2,230,000, respectively, are included in due to related parties. Also included in due (from) to related parties as of September 30, 2016 and December 31, 2015, was ($690,000) and ($274,000), respectively, due (from) the CIM Management Entities and related parties.
On the Acquisition Date, pursuant to the terms of the Merger Agreement, CIM Commercial and its subsidiaries entered into the Master Services Agreement (the "Master Services Agreement") with CIM Service Provider, LLC (the "Manager"), an affiliate of CIM Group, pursuant to which the Manager agrees to provide or arrange for other service providers to provide management and administration services to CIM Commercial and its subsidiaries following the Merger. Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the manager of Urban Partners GP, LLC. Under the Master Services Agreement, CIM Commercial pays a base service fee (the "Base Service Fee") to the Manager initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. The Manager earned a Base Service Fee of $259,000 and $253,000 for the three months ended September 30, 2016 and 2015, respectively, and $784,000 and $759,000 for the nine months ended September 30, 2016 and 2015, respectively. In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation and/or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. During the nine months ended September 30, 2016 and 2015, such services performed by the Manager included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources and corporate communications. The Manager's compensation is based on the salaries and benefits of the employees of the Manager and/or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). We expensed $676,000 and $654,000 for the three months ended September 30, 2016 and 2015, respectively, and $2,402,000 and $2,244,000 for the nine months ended September 30, 2016 and 2015, respectively, for such services. At September 30, 2016 and December 31, 2015, $1,247,000 and $1,256,000 was due to the Manager, respectively, for such services.
On January 1, 2015, we entered into a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC ("CIM SBA"), an affiliate of CIM Group and our subsidiary, PMC Commercial Lending, LLC, which provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing such personnel and resources. For the three months ended September 30, 2016 and 2015, we incurred expenses related to services subject to reimbursement by us under this agreement of $865,000 and $1,109,000, respectively, which are included in asset management and other fees to related parties for lending segment costs included in continuing operations, $107,000 and $124,000, respectively, for corporate services, which are included in asset management and other fees to related parties, and $137,000 and $72,000, respectively, which are included in discontinued operations; for the nine months ended September 30, 2016 and 2015, we incurred expenses related to such services of $2,679,000 and $2,821,000, respectively, which are included in asset management and other fees to related parties for lending segment costs included in continuing operations, $333,000 and $375,000, respectively, for corporate services, which are included in asset management and other fees to related parties, and $417,000 and $596,000, respectively, which are included in discontinued operations. In addition, we deferred $40,000 and $53,000 for the three months ended September 30, 2016 and 2015, respectively, and $189,000 and $194,000 for the nine months ended September 30, 2016 and 2015, respectively, associated with services provided for originating loans.
On October 1, 2015, an affiliate of CIM Group entered into a 5-year lease renewal with respect to a property owned by the Company. We recorded rental and other property income related to this tenant of $27,000 and $26,000 for the three months ended September 30, 2016 and 2015, respectively, and $81,000 and $78,000 for the nine months ended September 30, 2016 and 2015, respectively.
On May 16, 2016, we announced a cash tender offer to purchase up to 10 million shares of our Common Stock at a price of $21.00 per share. In connection with the tender offer, we repurchased and retired 10 million shares of our Common Stock for an aggregate purchase price of $210,000,000, excluding fees and expenses related to the tender offer, which were $301,000. Based on the actual total number of shares tendered, Urban II received $208,140,000 of the aggregate purchase price paid.
In addition, on September 14, 2016, we repurchased in a privately negotiated transaction 3,628,116 shares of Common Stock from Urban II and retired them on the same date. The aggregate purchase price was $79,819,000, or $22.00 per share.
15. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments (including the unfunded balance of loans which have closed) to fund loans were $141,748,000 at September 30, 2016. Of the total commitments, $122,958,000 was for the unfunded balance of closed commercial real estate loans, approximately $60,250,000 of which is expected to be funded by a participant in those loans through loan participation agreements; the remaining commitments are for prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, we have certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. CIM Commercial had a total of $33,205,000 in future obligations under leases to fund tenant improvements and other future construction obligations at September 30, 2016. At September 30, 2016, $22,129,000 was funded to reserve accounts included in restricted cash on our consolidated balance sheets for tenant improvement obligations in connection with the mortgage loan agreements entered into in June 2016.
Employment Agreements—We have employment agreements, effective on the Acquisition Date, with two of our officers. Pursuant to these employment agreements, we issued an aggregate of 76,423 shares of Common Stock under the 2015 Equity Incentive Plan as retention bonuses to these officers in January 2016 (as each executive was not entitled to any disability, death or severance payments on such date). These shares vested immediately. We accrued associated payroll taxes of $444,000 at December 31, 2015, which were paid in January 2016, and recorded compensation expense of $0 and $316,000 during the three months ended September 30, 2016 and 2015, respectively, and $0 and $948,000 during the nine months ended September 30, 2016 and 2015, respectively, related to these retention bonuses. In addition, under certain circumstances, each of these employment agreements currently provides for (1) severance payment equal to the annual base salary paid to the officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual base salary paid to the officers. At September 30, 2016, there was no unrecognized compensation expense related to these awards.
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
Rent expense under this lease, which includes straight-line rent and amortization of acquired below-market ground lease, was $438,000 for each of the three months ended September 30, 2016 and 2015 and $1,314,000 for each of the nine months ended September 30, 2016 and 2015. We record rent expense on a straight-line basis. Straight-line rent liability of $13,012,000 and $12,180,000 is included in other liabilities in the accompanying consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.
We lease office space in Dallas, Texas under a lease which expires in May 2018. We recorded rent expense of $57,000 and $50,000 for the three months ended September 30, 2016 and 2015, respectively, and $171,000 and $180,000 for the nine months ended September 30, 2016 and 2015, respectively.
Scheduled future noncancelable minimum lease payments at September 30, 2016 are as follows:

Years Ending December 31,	(in thousands)
2016 (Three months ending December 31, 2016)	$187
2017	749
2018	607
2019	503
2020	541
Thereafter	127,679
$130,266

16. FUTURE MINIMUM LEASE RENTALS
Future minimum rental revenue under long-term operating leases at September 30, 2016, excluding tenant reimbursements of certain costs, are as follows:

Years Ending December 31,	Governmental Tenants	Other Tenants	Total
	(in thousands)
2016 (Three months ending December 31, 2016)	$12,645	$28,580	$41,225
2017	49,098	111,838	160,936
2018	49,406	95,631	145,037
2019	50,033	79,509	129,542
2020	45,957	68,073	114,030
Thereafter	145,180	218,880	364,060
	$352,319	$602,511	$954,830

17. CONCENTRATIONS
Tenant Revenue Concentrations—Rental revenue, excluding tenant reimbursements of certain costs, from the U.S. General Services Administration and other government agencies (collectively, "Governmental Tenants"), which primarily occupy properties located in Washington, D.C., accounted for approximately 20.6% and 23.1% of our rental and other property income for the three months ended September 30, 2016 and 2015, respectively, and 19.9% and 22.9% for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016 and December 31, 2015, $7,050,000 and $7,968,000, respectively, was due from Governmental Tenants (see Note 16).
Geographical Concentrations of Investments in Real Estate—As of September 30, 2016 and December 31, 2015, we owned 20 office properties, five multifamily properties, one and three hotel properties, respectively, three parking garages, and two development sites, one of which is being used as a parking lot. These properties are located in four states and Washington, D.C.
Our revenue concentrations from properties are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
California	61.7%	62.4%	63.9%	62.6%
Washington, D.C.	21.9	24.0	21.2	24.1
Texas	8.6	8.0	8.2	7.8
North Carolina	5.9	4.6	4.8	4.6
New York	1.9	1.0	1.9	0.9
	100.0%	100.0%	100.0%	100.0%
Our real estate investments concentrations from properties are as follows:

	September 30, 2016	December 31, 2015
California	50.8%	52.6%
Washington, D.C.	32.3	31.1
Texas	7.7	7.4
North Carolina	5.5	5.3
New York	3.7	3.6
	100.0%	100.0%

18. SEGMENT DISCLOSURE
In accordance with ASC Topic 280, Segment Reporting, our reportable segments consist of three types of commercial real estate properties, namely, office, hotel and multifamily, as well as a segment for our lending business that is included in our continuing operations. The lending business that is held for sale is not included in our reportable segments. Management internally evaluates the operating performance and financial results of the segments based on net operating income. We also have certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to our audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on March 15, 2016.
We evaluate the performance of our real estate segments based on net operating income, which is defined as rental and other property income and expense reimbursements less property related expenses, and excludes non-property income and expenses, interest expense, depreciation and amortization, corporate related general and administrative expenses, gain (loss) on sale of real estate, transaction costs, and provision for income taxes. For the lending segment, we define net operating income as interest income net of interest expense and general overhead expenses.

The net operating income of our segments included in continuing operations for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Office:
Revenues	$47,584	$46,427	$139,403	$140,126
Property expenses:
Operating	22,351	19,832	60,768	59,283
General and administrative	344	226	789	652
Total property expenses	22,695	20,058	61,557	59,935
Segment net operating income—office	24,889	26,369	77,846	80,191
Hotel:
Revenues	9,139	15,350	38,918	46,891
Property expenses:
Operating	6,479	10,623	25,865	31,287
General and administrative	229	205	622	284
Total property expenses	6,708	10,828	26,487	31,571
Segment net operating income—hotel	2,431	4,522	12,431	15,320
Multifamily:
Revenues	5,068	4,618	15,298	13,536
Property expenses:
Operating	2,893	2,906	8,667	8,485
General and administrative	485	145	840	318
Total property expenses	3,378	3,051	9,507	8,803
Segment net operating income—multifamily	1,690	1,567	5,791	4,733
Lending:
Revenues	2,541	2,065	7,690	6,393
Lending expenses:
Interest expense	124	230	306	651
Fees to related party	865	1,109	2,679	2,821
General and administrative	283	179	881	853
Total lending expenses	1,272	1,518	3,866	4,325
Segment net operating income—lending	1,269	547	3,824	2,068
Total segment net operating income	$30,279	$33,005	$99,892	$102,312

A reconciliation of our segment net operating income to net income for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Total segment net operating income	$30,279	$33,005	$99,892	$102,312
Asset management and other fees to related parties	(7,631)	(7,290)	(22,824)	(21,955)
Interest expense	(10,152)	(5,551)	(24,080)	(16,540)
General and administrative	(885)	(1,274)	(3,167)	(5,143)
Transaction costs	(53)	(237)	(320)	(1,038)
Depreciation and amortization	(17,724)	(17,873)	(54,262)	(54,567)
Gain on sale of real estate	14,927	—	39,666	—
Income from continuing operations before provision for income taxes	8,761	780	34,905	3,069
Provision for income taxes	(379)	(179)	(1,040)	(654)
Net income from continuing operations	8,382	601	33,865	2,415
Discontinued operations
Income from operations of assets held for sale	703	4,640	3,061	10,540
Net income from discontinued operations	703	4,640	3,061	10,540
Net income	9,085	5,241	36,926	12,955
Net loss (income) attributable to noncontrolling interests	3	1	(9)	(5)
Net income attributable to stockholders	$9,088	$5,242	$36,917	$12,950
The condensed assets for each of the segments as of September 30, 2016 and December 31, 2015, along with capital expenditures and loan originations for the nine months ended September 30, 2016 and 2015, are as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Condensed assets:
Office	$1,556,263	$1,520,339
Hotel	114,032	176,735
Multifamily	169,419	171,429
Lending assets	137,219	128,992
Non-segment assets	79,128	94,565
Total assets	$2,056,061	$2,092,060

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Capital expenditures(1):
Office	$24,115	$19,216
Hotel	619	1,001
Multifamily	449	1,486
Total capital expenditures	25,183	21,703
Loan originations	78,809	49,319
Total capital expenditures and loan originations	$103,992	$71,022
_______________________________________________________________________________
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
        The following discussion of our financial condition at September 30, 2016 and results of operations for the three and nine months ended September 30, 2016 and 2015 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. For a more detailed description of the risks affecting our financial condition and results of operations, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.
EXECUTIVE SUMMARY
Business Overview
CIM Commercial is a Maryland corporation and REIT. Our principal business is to invest in, own, and operate Class A and creative office investments in vibrant and improving urban communities throughout the United States. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers-to-entry, high population density, improving demographic trends and a propensity for growth. We believe that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of substantially stabilized assets in the area. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the improving demographics, public commitment, and significant private investment that characterize these areas. Our two primary goals are (a) consistently growing our net asset value, which we refer to as NAV, and cash flows per common share through our principal business described above and (b) providing liquidity to our common stockholders at prices reflecting our NAV and cash flow prospects. In that regard, in June 2016 we completed a tender offer for 10 million shares of Common Stock at a price of $21.00 per share of Common Stock, and in September 2016, we repurchased in a privately negotiated transaction, 3,628,116 shares of our Common Stock at $22.00 per share from Urban II. We anticipate additional share repurchases in the future in furtherance of our goals.
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
Properties
As of September 30, 2016, our real estate portfolio consisted of (i) 20 office properties comprised of approximately 5.5 million rentable square feet, (ii) five multifamily properties comprised of 930 units, (iii) one hotel comprised of 503 rooms,

(iv) three parking garages, two of which have street level retail space, and (v) two development sites, one of which is being used as a parking lot.
Strategy
Our investment strategy is to continue to primarily invest in Class A and creative office investments in vibrant and improving urban communities throughout the United States in a manner that will allow us to increase our net asset value and cash flow per share of Common Stock. Our investment strategy is centered around CIM's community qualification process. We believe this strategy provides us with a significant competitive advantage when making urban real estate investments. The qualification process generally takes between six months and five years and is a critical component of CIM's investment evaluation. CIM examines the characteristics of a market to determine whether the district justifies the extensive efforts CIM undertakes in reviewing and making potential investments in its qualified communities ("Qualified Communities"). Qualified Communities generally fall into one of two categories: (i) transitional urban districts that have dedicated resources to become vibrant urban communities and (ii) well-established, thriving urban areas (typically major central business districts). Qualified Communities are distinct districts which have dedicated resources to become or are currently vibrant communities where people can live, work, shop and be entertained—all within walking distance or close proximity to public transportation. These areas also generally have high barriers-to-entry, high population density, improving demographic trends and a propensity for growth. CIM believes that a vast majority of the risks associated with making real asset investments are mitigated by accumulating local market knowledge of the community where the investment lies. CIM typically spends significant time and resources qualifying targeted investment communities prior to making any acquisitions. Since 1994, CIM Group has qualified 103 communities and has deployed capital in 61 of these Qualified Communities. Although we may not invest exclusively in Qualified Communities, it is expected that most of our investments will be identified through this systematic process. Our investments may include side-by-side investments in one or more CIM Group-managed funds as well as a side-by-side or direct investment in a CIM Group-managed debt fund that principally originates loans secured by commercial real estate properties.
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
As a general matter, we regularly evaluate the fair market value of each investment within our portfolio as well as our strategies. As a result of such evaluation, we may seek to sell certain of our investments. There can be no assurance any such sales will occur.
Lending Segment
In order to allow CIM Commercial to increase its focus on Class A and creative office investments, our Board of Directors approved a plan for the lending segment that, when completed, would have resulted in the deconsolidation of the lending segment. In July 2015, to maximize value, we modified our strategy from a strategy of selling the lending segment as a whole to a strategy of soliciting buyers for components of the business, including our commercial mortgage loans and the SBA 7(a) lending platform. This change in the sale methodology resulted in the need to extend the period to complete the sale of the remainder of the lending segment beyond one year. In December 2015, pursuant to the modified plan, we sold substantially all of our commercial mortgage loans to an unrelated third party. In September 2016, we discontinued our efforts to sell the SBA 7(a) lending platform, and the activities related to the SBA 7(a) lending platform have been reclassified to continuing operations for all periods presented. We are continuing our effort to sell our commercial real estate loan portfolio, which we expect to dispose of during the fourth quarter of 2016.
Through our SBA 7(a) lending platform, we are a national lender that primarily originates loans to small businesses. We identify loan origination opportunities through personal contacts, internet referrals, attendance at trade shows and meetings, direct mailings, advertisements in trade publications and other marketing methods. We also generate loans through referrals from real estate and loan brokers, franchise representatives, existing borrowers, lawyers and accountants.

We also originate commercial real estate loans, which are reflected as held for sale as of September 30, 2016 and December 31, 2015, for properties that are primarily located in CIM Group's Qualified Communities. We target investments between $15 million and $150 million with a focus on developing a diversified pool of loans. These loans are typically short duration (five years or less, inclusive of extension options), floating rate and are expected to be:

•	limited and/or non-recourse junior (mezzanine, b-note or 2nd lien) and senior construction loans; or

•	limited and/or non-recourse junior (mezzanine, b-note or 2nd lien) and senior acquisition, bridge or repositioning loans.
We have participated and expect to continue to participate with one or more institutional investors with respect to a substantial portion of these loans, and/or syndicate a substantial portion of these loans to one or more institutional investors.
Rental Rate Trends
Office Statistics:    The following table sets forth occupancy rates and the annualized rent per occupied square foot across our office portfolio as of the specified periods:

	As of September 30,
	2016	2015
Occupancy	84.6%	84.7%
Annualized rent per occupied square foot(1)	$36.85	$36.59
_______________________________________________________________________________

(1)
Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements for the twelve months ended September 30, 2016 and 2015 were approximately $4,064,000 and $6,320,000, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.

Over the next four quarters, we expect to see expiring cash rents as set forth in the table below:

	For the Three Months Ended
	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017
Expiring Cash Rents:
Expiring square feet(1)	99,446	95,125	48,945	71,781
Expiring rent per square foot(2)	$24.71	$28.59	$36.90	$35.95
_______________________________________________________________________________

(1)	All month-to-month tenants occupying a total of 70,156 square feet are included in the expiring leases in the first quarter listed.

(2)
Represents gross monthly base rent, as of September 30, 2016, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

During the three and nine months ended September 30, 2016, we executed leases with terms longer than 12 months totaling 173,366 and 600,320 square feet, respectively. The table below sets forth information on certain of our executed leases during the three and nine months ended September 30, 2016, excluding space that was vacant for more than one year:

	Number of Leases(1)(2)	Rentable Square Feet(2)	New Cash Rents per Square Foot(2)(3)	Expiring Cash Rents per Square Foot(2)(3)
Three Months Ended September 30, 2016(3)	10	139,440	$47.29	$48.07
Nine Months Ended September 30, 2016(3)	35	343,433	$44.29	$40.60
_______________________________________________________________________________

(1)	Based on the number of tenants.

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
Multifamily Statistics:    The following table sets forth occupancy rates and the monthly rent per occupied unit across our multifamily portfolio for the specified periods:

	As of September 30,
	2016	2015
Occupancy(1)	95.1%	90.9%
Monthly rent per occupied unit(2)	$1,929	$1,891
_______________________________________________________________________________

(1)
The multifamily occupancy as of September 30, 2015 reflects 70.0% occupancy for our New York property, as our corporate housing tenant terminated its lease in March 2015 and we were in the process of re-leasing the property as individual units. The occupancy rate for the multifamily portfolio excluding the New York property is 96.0% and 93.7% as of September 30, 2016 and 2015, respectively.

(2)
Represents gross monthly base rent under leases commenced as of the specified period, divided by occupied units. This amount reflects total cash rent before concessions. Our property in New York was in the process of being re-leased as individual units as of September 30, 2015 as our corporate housing tenant terminated its lease in March 2015. Monthly rent per occupied unit excluding the New York property is $1,582 and $1,608 as of September 30, 2016 and 2015, respectively.

Hotel Statistics:    The following table sets forth the occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") for the hotel portfolio for the specified periods:

	For the Nine Months Ended September 30,
	2016	2015
Occupancy	80.3%	84.9%
ADR	$141.60	$131.54
RevPAR	$113.74	$111.68

Two of our hotel properties, the Courtyard Oakland and the LAX Holiday Inn, were sold in February and July 2016, respectively (see Note 3). The ADR and RevPAR for the Courtyard Oakland and the LAX Holiday Inn for the nine months ended September 30, 2016 included in the table above are calculated for our period of ownership only.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015
Net Income

	Three Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Total revenues	$64,332	$68,460	$(4,128)	(6.0)%
Total expenses	70,498	67,680	2,818	4.2%
Gain on sale of real estate	14,927	—	14,927	—
Net income from discontinued operations	703	4,640	(3,937)	(84.8)%
Net income	9,085	5,241	3,844	73.3%
Net income increased to $9,085,000, or by $3,844,000, for the three months ended September 30, 2016, compared to $5,241,000 for the three months ended September 30, 2015. The increase is primarily attributable to a gain on sale of real estate of $14,927,000 (see Note 3), partially offset by a decrease of $3,937,000 in income from discontinued operations, an increase of $4,601,000 in interest expense and a decrease of $2,726,000 in net operating income of our operating segments in continuing operations.
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

The following table sets forth a reconciliation of net income to FFO:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Net income attributable to stockholders	$9,088	$5,242
Depreciation and amortization	17,724	17,873
Gain on sale of depreciable assets	(14,927)	—
Net loss attributable to noncontrolling interests	(3)	(1)
FFO	$11,882	$23,114
FFO was $11,882,000 for the three months ended September 30, 2016, a decrease of $11,232,000 compared to $23,114,000 for the three months ended September 30, 2015. The decrease in FFO was primarily attributable to a decrease of $3,937,000 in income from discontinued operations, an increase of $4,601,000 in interest expense and a decrease of $2,726,000 in net operating income of our operating segments in continuing operations.
Summary Segment Results
CIM Commercial operates in four segments: office, hotel, multifamily properties and lending. Set forth and described below are summary segment results for our four segments included in continuing operations.

	Three Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenues:
Office	$47,584	$46,427	$1,157	2.5%
Hotel	9,139	15,350	(6,211)	(40.5)%
Multifamily	5,068	4,618	450	9.7%
Lending	2,541	2,065	476	23.1%
Expenses:
Office	22,695	20,058	2,637	13.1%
Hotel	6,708	10,828	(4,120)	(38.0)%
Multifamily	3,378	3,051	327	10.7%
Lending	1,272	1,518	(246)	(16.2)%
Revenues
Office Revenue:    Revenues include rental revenue from office properties, expense reimbursements and lease termination income. Office revenue increased to $47,584,000, or 2.5%, for the three months ended September 30, 2016 compared to $46,427,000 for the three months ended September 30, 2015. The increase is primarily due to an increase in revenue at certain properties in California due to increases in occupancy, offset by a decrease in revenue at one of our Washington D.C. properties due to expiration of a lease with a large tenant in January 2016. Although we signed an approximately 113,000 square foot lease at the Washington D.C. property which experienced the loss of the large tenant in January 2016, the new tenant is not expected to take occupancy until mid-2017. Therefore, we expect the decrease in revenue to be sustained for the remainder of the year and the first half of 2017 at this property.
Hotel Revenue:    Hotel revenue decreased to $9,139,000, or 40.5%, for the three months ended September 30, 2016 compared to $15,350,000 for the three months ended September 30, 2015. The decrease is primarily due to the sale of our hotel properties in February and July 2016 (see Note 3).
Multifamily Revenue:    Multifamily revenue increased to $5,068,000, or 9.7%, for the three months ended September 30, 2016 compared to $4,618,000 for the three months ended September 30, 2015. The increase is primarily due to higher revenue as a result of increased occupancy at our New York property, which we began re-leasing as individual units starting in March 2015 following the termination of the lease by our corporate housing tenant.
Lending Revenue:    Represents revenue from our lending subsidiaries included in continuing operations, including interest income on loans and other loan related fee income. Lending revenue increased to $2,541,000, or 23.1%, for the three months ended September 30, 2016 compared to $2,065,000 for the three months ended September 30, 2015. The increase is primarily due to increased discount amortization as a result of increased prepayments and increased premium income from secondary market loan sales.
Expenses
Office Expenses:    Office expenses increased to $22,695,000, or 13.1%, for the three months ended September 30, 2016 compared to $20,058,000 for the three months ended September 30, 2015. The increase is primarily due to an increase in real estate taxes at certain of our California properties, due to supplemental tax assessments received during the third quarter of 2016.
Hotel Expenses:    Hotel expenses decreased to $6,708,000, or 38.0%, for the three months ended September 30, 2016 compared to $10,828,000 for the three months ended September 30, 2015. The decrease is primarily due to the sale of our hotel properties in February and July 2016 (see Note 3).
Multifamily Expenses:    Multifamily expenses increased to $3,378,000, or 10.7%, for the three months ended September 30, 2016 compared to $3,051,000 for the three months ended September 30, 2015. The increase is primarily due to an increase in real estate taxes at our Dallas properties, and increased legal costs at our New York property.
Lending Expenses:    Represents expenses from the lending operation of CIM Commercial and our lending subsidiaries included in continuing operations, including general and administrative expenses and fees to related party, related to the operation of the lending business. Lending expenses decreased to $1,272,000, or 16.2%, for the three months ended September 30, 2016 compared to $1,518,000 for the three months ended September 30, 2015, primarily due to a decrease in the amount of reimbursement of fees to related party as a result of decreased payroll and related expenses.
Asset Management and Other Fees to Related Parties:    Asset management fees totaled $6,589,000 for the three months ended September 30, 2016 compared to $6,259,000 for the three months ended September 30, 2015. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban's investments, which are appraised in the fourth quarter of each year. The higher fees reflect a net increase in the fair value of CIM Urban's real estate investments based on the December 31, 2015 appraised values, as well as incremental capital expenditures incurred in the first nine months of 2016, offset by decreases as a result of dispositions. CIM Commercial also pays a Base Service Fee to the Manager, a related party, which totaled $259,000 for the three months ended September 30, 2016 compared to $253,000 for the three months ended September 30, 2015. In addition, the Manager may receive compensation and/or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the three months ended September 30, 2016 and 2015, we expensed $676,000 and $654,000 for such services, respectively. For the three months ended September 30, 2016 and 2015, we also expensed $107,000 and $124,000, respectively, related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement Agreement.
Interest Expense:    Interest expense, which is not allocated to our operating segments, was $10,152,000 for the three months ended September 30, 2016, an increase of $4,601,000 compared to $5,551,000 in the corresponding period in 2015. The increase is primarily due to increased interest expense on our $392,000,000 mortgage loans entered into in June 2016, partially offset by lower interest expense as a result of the repayment of approximately $71,237,000 in fixed rate mortgages in April and September 2015. Additionally, interest expense related to the unsecured credit and term loan facilities increased during the third quarter of 2016 compared to the corresponding period in 2015 as a result of a higher overall interest rate including the impact of the interest rate swaps, partially offset by a lower average outstanding loan balance during the third quarter of 2016 compared to the third quarter of 2015.
General and Administrative Expenses:    General and administrative expenses, which have not been allocated to our operating segments, were $885,000 for the three months ended September 30, 2016, a decrease of $389,000 compared to $1,274,000 in the corresponding period in 2015. The decrease is primarily due to a decrease in stock-based compensation expense.
Transaction Costs:    Transaction costs totaling $53,000 for the three months ended September 30, 2016 represent a $184,000 decrease from $237,000 for the three months ended September 30, 2015. The costs incurred for the three months ended September 30, 2016 mostly represent abandoned project costs, while the costs incurred for the three months ended September 30, 2015 primarily represent costs associated with the acquisition of a parking lot in August 2015, as well as costs related to the planned disposition of the lending segment.

Depreciation and Amortization Expense:    Depreciation and amortization expense was $17,724,000 for the three months ended September 30, 2016, a decrease of $149,000 compared to $17,873,000 for the three months ended September 30, 2015. The decrease is primarily due to the sale of an office property in November 2015 and our hotel properties in February and July 2016, partially offset by an increase in the depreciation expense associated with additional capital expenditures.
Provision for Income Taxes:  Provision for income taxes totaling $379,000 for the three months ended September 30, 2016 represents a $200,000 increase from $179,000 for the three months ended September 30, 2015 due to an increase in taxable income of one of our taxable REIT subsidiaries.
Discontinued Operations
Net income from discontinued operations:    Net income from discontinued operations represents revenues and expenses from the part of our lending segment which is included in discontinued operations, including interest income on loans and other loan related fee income, offset by expenses, which include general and administrative expenses, fees to related party, and direct interest expense. Net income from discontinued operations was $703,000, a decrease of $3,937,000 compared to $4,640,000 for the three months ended September 30, 2015. The decrease is mainly due to decreased interest income resulting from the sale of substantially all of our commercial mortgage loans in December 2015, and an increase in interest expense resulting from secured borrowings.
Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015
Net Income

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Total revenues	$201,309	$206,946	$(5,637)	(2.7)%
Total expenses	206,070	203,877	2,193	1.1%
Gain on sale of real estate	39,666	—	39,666	—
Net income from discontinued operations	3,061	10,540	(7,479)	(71.0)%
Net income	36,926	12,955	23,971	—
Net income increased to $36,926,000, or by $23,971,000, for the nine months ended September 30, 2016, compared to $12,955,000 for the nine months ended September 30, 2015. The increase is primarily attributable to a gain on sale of real estate of $39,666,000 (see Note 3), a decrease in corporate general and administration expenses of $1,976,000 and a decrease of $718,000 in transaction costs, partially offset by a decrease of $7,479,000 in income from discontinued operations, an increase of $7,540,000 in interest expense, a decrease of $2,420,000 in net operating income of our operating segments in continuing operations and an increase of $869,000 in asset management and other fees to related parties.
FFO
We believe that FFO is a widely recognized and appropriate measure of the performance of a REIT and that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO represents net income (loss), computed in accordance with GAAP, excluding gains (or losses) from sales of real estate, real estate depreciation and amortization, and adjustments for non-controlling interests. We calculate FFO in accordance with the standards established by the NAREIT.
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

The following table sets forth a reconciliation of net income to FFO:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net income attributable to stockholders	$36,917	$12,950
Depreciation and amortization	54,262	54,567
Gain on sale of depreciable assets	(39,666)	—
Net income attributable to noncontrolling interests	9	5
FFO	$51,522	$67,522
FFO was $51,522,000 for the nine months ended September 30, 2016, a decrease of $16,000,000 compared to $67,522,000 for the nine months ended September 30, 2015. The decrease in FFO is primarily attributable to a decrease of $7,479,000 in income from discontinued operations, an increase of $7,540,000 in interest expense, a decrease of $2,420,000 in net operating income of our operating segments in continuing operations and an increase of $869,000 in asset management and other fees to related parties, partially offset by a decrease in corporate general and administration expenses of $1,976,000 and a decrease of $718,000 in transaction costs.
Summary Segment Results
Set forth and described below are summary results of our four segments included in continuing operations.

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenues:
Office	$139,403	$140,126	$(723)	(0.5)%
Hotel	38,918	46,891	(7,973)	(17.0)%
Multifamily	15,298	13,536	1,762	13.0%
Lending	7,690	6,393	1,297	20.3%
Expenses:
Office	61,557	59,935	1,622	2.7%
Hotel	26,487	31,571	(5,084)	(16.1)%
Multifamily	9,507	8,803	704	8.0%
Lending	3,866	4,325	(459)	(10.6)%
Revenues
Office Revenue:    Revenues include rental revenue from office properties, expense reimbursements and lease termination income. Office revenue decreased to $139,403,000, or 0.5%, for the nine months ended September 30, 2016 compared to $140,126,000 for the nine months ended September 30, 2015. The decrease is primarily due to a decrease in revenue at certain of our Washington D.C. properties mainly due to expiration of a lease with a large tenant in January 2016, a decrease in revenue at our Sacramento, California property due to expiration of a lease with a large tenant in June 2015, and a decrease in expense reimbursements revenue at one of our Washington D.C. properties. These decreases are partially offset by revenue increases at certain properties in Washington D.C. and California mainly due to increases in occupancy, as well as an increase in expense reimbursements revenue at certain of our California properties. Although we signed an approximately 113,000 square foot lease at the Washington D.C. property which experienced the loss of the large tenant in January 2016, the new tenant is not expected to take occupancy until mid-2017. Therefore, we expect the decrease in revenue to be sustained for the remainder of the year and the first half of 2017 at this property.
Hotel Revenue:    Hotel revenue decreased to $38,918,000, or 17.0%, for the nine months ended September 30, 2016 compared to $46,891,000 for the nine months ended September 30, 2015. The decrease is primarily due to the sale of our hotel properties in February and July 2016 (see Note 3), partially offset by revenue increases at the remaining hotel property due to RevPAR growth as a result of increases in rates.
Multifamily Revenue:    Multifamily revenue increased to $15,298,000, or 13.0%, for the nine months ended September 30, 2016 compared to $13,536,000 for the nine months ended September 30, 2015. The increase is primarily due to higher revenue as a result of increased occupancy at our New York property, which we began re-leasing as individual units starting in March 2015 following the termination of the lease by our corporate housing tenant.
Lending Revenue:    Represents revenue from our lending subsidiaries included in continuing operations, including interest income on loans and other loan related fee income. Lending revenue increased to $7,690,000, or 20.3%, for the nine months ended September 30, 2016 compared to $6,393,000 for the nine months ended September 30, 2015. The increase is primarily due to increased discount amortization as a result of increased prepayments and increased premium income from secondary market loan sales.
Expenses
Office Expenses:    Office expenses increased to $61,557,000, or 2.7%, for the nine months ended September 30, 2016 compared to $59,935,000 for the nine months ended September 30, 2015. The increase is primarily due to an increase in real estate taxes at certain of our California properties, due to supplemental tax assessments received during the nine months ended September 30, 2016, and an increase in earthquake insurance premiums at our California properties. The increase at our California properties is partially offset by a decrease in electricity expense at our Washington D.C. properties, a decrease in certain other tenant reimbursable expenses at one of our Washington D.C. properties, and a decrease in expenses associated with our Santa Ana, California property sold in November 2015.
Hotel Expenses:    Hotel expenses decreased to $26,487,000, or 16.1%, for the nine months ended September 30, 2016 compared to $31,571,000 for the nine months ended September 30, 2015. The decrease is primarily due to the sale of our hotel properties in February and July 2016 (see Note 3), partially offset by an increase at our remaining hotel property in operating costs and an increase in real estate taxes due to a reduction in tax accruals during the first nine months of 2015 following the receipt of the actual tax assessment.
Multifamily Expenses:    Multifamily expenses increased to $9,507,000, or 8.0%, for the nine months ended September 30, 2016 compared to $8,803,000 for the nine months ended September 30, 2015. The increase is primarily due to an increase in legal fees during the first nine months of 2016 at our New York property, as well as increases in real estate taxes at our Dallas properties.
Lending Expenses:    Represents expenses from the lending operation of CIM Commercial and our lending subsidiaries included in continuing operations, including general and administrative expenses and fees to related party, related to the operation of the lending business. Lending expenses decreased to $3,866,000, or 10.6%, for the nine months ended September 30, 2016 compared to $4,325,000 for the nine months ended September 30, 2015, primarily due to a decrease in the amount of reimbursement of fees to related party as a result of decreased payroll and related expenses, and lower interest expense as a result of secured borrowing prepayments and amortization of related deferred premiums.
Asset Management and Other Fees to Related Parties:    Asset management fees totaled $19,305,000 for the nine months ended September 30, 2016 compared to $18,577,000 for the nine months ended September 30, 2015. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban's investments, which are appraised in the fourth quarter of each year. The higher fees reflect a net increase in the fair value of CIM Urban's real estate investments based on the December 31, 2015 appraised values, as well as incremental capital expenditures incurred in the first nine months of 2016, offset by decreases as a result of dispositions. CIM Commercial also pays a Base Service Fee to the Manager, a related party, which totaled $784,000 for the nine months ended September 30, 2016 compared to $759,000 for the nine months ended September 30, 2015. In addition, the Manager may receive compensation and/or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the nine months ended September 30, 2016 and 2015, we expensed $2,402,000 and $2,244,000 for such services, respectively. For the nine months ended September 30, 2016 and 2015, we also expensed $333,000 and $375,000, respectively, related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement Agreement.
Interest Expense:    Interest expense, which is not allocated to our operating segments, was $24,080,000 for the nine months ended September 30, 2016, an increase of $7,540,000 compared to $16,540,000 in the corresponding period in 2015. The increase is mainly due to higher average outstanding loan balances under the unsecured credit and term loan facilities during the first nine months of 2016 compared to the corresponding period in 2015 combined with a higher overall interest rate including the impact of the interest rate swaps, and higher interest expense on our $392,000,000 mortgage loans entered into in

June 2016, partially offset by lower interest expense as a result of the repayment of approximately $71,237,000 in fixed rate mortgages in April and September 2015.
General and Administrative Expenses:    General and administrative expenses, which have not been allocated to our operating segments, were $3,167,000 for the nine months ended September 30, 2016, a decrease of $1,976,000 compared to $5,143,000 in the corresponding period in 2015. The decrease is primarily due to a decrease in legal, other consulting, professional services and stock-based compensation expenses.
Transaction Costs:    Transaction costs totaling $320,000 for the nine months ended September 30, 2016 represent a $718,000 decrease from $1,038,000 for the nine months ended September 30, 2015. The costs incurred for the nine months ended September 30, 2016 mostly represent abandoned project costs, while the costs incurred for the nine months ended September 30, 2015 represent abandoned project costs, costs related to the planned disposition of the lending segment, costs associated with evaluating strategies for exiting certain of our non-office real estate portfolio, and costs related to the acquisition of a parking lot in August 2015.
Depreciation and Amortization Expense:    Depreciation and amortization expense was $54,262,000 for the nine months ended September 30, 2016, a decrease of $305,000 compared to $54,567,000 for the nine months ended September 30, 2015. The decrease in the depreciation expense is primarily due to the sale of an office property in November 2015 and our hotel properties in February and July 2016, partially offset by an increase in the depreciation expense associated with additional capital expenditures.
Provision for Income Taxes: Provision for income taxes totaling $1,040,000 for the nine months ended September 30, 2016 represents a $386,000 increase from $654,000 for the nine months ended September 30, 2015 due to an increase in taxable income of one of our taxable REIT subsidiaries.
Discontinued Operations
Net income from discontinued operations:    Net income from discontinued operations represents revenues and expenses from the part of our lending segment which is included in discontinued operations, including interest income on loans and other loan related fee income, offset by expenses, which include general and administrative expenses, fees to related party, and direct interest expense. Net income from discontinued operations was $3,061,000, a decrease of $7,479,000 compared to $10,540,000 for the nine months ended September 30, 2015. The decrease is mainly due to decreased interest income resulting from the sale of substantially all of our commercial mortgage loans in December 2015, partially offset by an increase in interest income from the commercial real estate loans, offset by increased interest expense resulting from secured borrowings.

Liquidity and Capital Resources
Sources and Uses of Funds
We currently have substantial borrowing capacity, and will likely finance our future activities through one or more of the following methods: (i) offerings of shares of Common Stock, preferred stocks, senior unsecured securities, and/or other equity and debt securities; (ii) credit facilities and term loans; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing investments as collateral; (iv) the sale of existing investments; and/or (v) cash flows from operations. We expect to employ leverage levels that are comparable to those of other commercial REITs engaged in business strategies similar to our own.
Our long-term liquidity needs will consist primarily of funds necessary for acquisition of investments and payment for development or repositioning of properties, capital expenditures, refinancing of indebtedness and acquisitions of shares of our Common Stock, whether through one or more tender offers, share repurchases or otherwise. In addition, our future liquidity needs will include funds for dividends on any preferred stock we may issue and may include funds for the redemption of such preferred stock (if we pay the redemption price in cash instead of shares of our Common Stock). Although we do not currently have any significant property development or repositioning projects planned, we may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through one or more of the methods described in the immediately preceding paragraph. These sources of funding may not be available on attractive terms or at all. If we cannot obtain additional funding for our long-term liquidity needs, our investments may generate lower cash flows or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so and could have a material adverse effect on our business, financial condition, results of operations, cash flow or ability to satisfy our debt service obligations or to maintain our level of dividend distributions.

Credit Facilities
In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at (i) the base rate plus 0.20% to 1.00% or (ii) LIBOR plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bore interest at (i) the base rate plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The delayed-draw term loan was also subject to an unused line fee of 0.25%. The credit facility was set to mature in September 2016 and prior to maturity, we exercised the first of two one-year extension options through September 2017. Additionally, we permanently reduced the revolving credit commitment under the credit facility to $200,000,000. At October 31, 2016 and September 30, 2016, $0 was outstanding under the credit facility and $200,000,000 was available for future borrowings, while at December 31, 2015, $107,000,000 ($0 under the revolver and $107,000,000 under the term loans) was outstanding under the credit facility and $450,000,000 was available for future borrowings. Proceeds from the unsecured credit facility were used for acquisitions, funding of the tender offer (see Note 11), general corporate purposes, and to repay mortgage loans and outstanding balances under our prior unsecured credit facilities. At December 31, 2015, the interest rate on the outstanding balances under this unsecured credit facility was 1.57%. In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. A portion of the net proceeds from the loans was used to repay outstanding balances under our unsecured credit facility.
In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $385,000,000. The term loan facility ranks pari passu with CIM Commercial's unsecured credit facility described above; covenants under the term loan facility are substantially the same as those in the unsecured credit facility. Outstanding advances under the term loan facility bear interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio. The unused portion of the term loan facility was also subject to an unused fee of 0.20%. With some exceptions, any prepayment of the term loan facility prior to May 2017 will be subject to a prepayment fee up to 2% of the outstanding principal amount. The term loan facility matures in May 2022. On November 2, 2015, $385,000,000 was drawn under the term loan facility. At October 31, 2016, September 30, 2016 and December 31, 2015, $385,000,000 was outstanding under the term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. At September 30, 2016 and December 31, 2015, the variable interest rate on this unsecured term loan facility was 2.12% and 1.84%, respectively. The interest rate of the loan has been effectively converted to a fixed rate of 3.16% until May 8, 2020 through interest rate swaps (see Note 12).
At September 30, 2016 and December 31, 2015, we were in compliance with all of our respective financial covenants under the unsecured credit and term loan facilities.
Available Borrowings, Cash Balances and Capital Resources
We have typically financed our capital needs through investor equity commitments, long-term secured mortgages, and unsecured short-term credit facilities and term loans. As of September 30, 2016 and December 31, 2015, we had total indebtedness, exclusive of debt included in liabilities associated with assets held for sale, of $969,189,000 and $693,956,000, respectively. Included in total indebtedness is $385,000,000 and $492,000,000 of borrowings under credit and term loan facilities with total capacity of $585,000,000 and $942,000,000 at September 30, 2016 and December 31, 2015, respectively. As of November 3, 2016, $385,000,000 ($0 under the revolver and $385,000,000 under the term loans) was outstanding under the credit and term loan facilities, and $200,000,000 was available for future borrowings.
Cash Flow Analysis
As a REIT, our cash flows from operations are typically used to fund our dividends.
Our cash and cash equivalents, inclusive of cash associated with assets held for sale, totaled $134,392,000 and $140,572,000 at September 30, 2016 and December 31, 2015, respectively. Our cash flows from operating activities are primarily dependent upon the occupancy level of our real estate assets, the rental rates achieved through our leases, and the collectability of rent and recoveries from our tenants. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities totaled $50,242,000 for the nine months ended September 30, 2016 compared to $54,739,000 for the nine months ended September 30, 2015. The decrease was mainly due to a decrease of $15,695,000 in net income adjusted for the gain on sale of real estate and a decrease of $5,466,000 resulting from increased funding for loans, partially offset by an increase of $8,701,000 in proceeds from sale of guaranteed loans, an increase of $4,722,000 resulting from a lower level of working capital used and an increase of $835,000 from other operating activity.
Our cash flows from investing activities are primarily related to property investments and sales, expenditures for development and redevelopment projects, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash provided by investing activities for the nine months ended September 30, 2016 was $16,404,000 compared to net cash used in investing activities of $28,329,000 in the corresponding period in 2015. The increase in net cash provided by investing activities was primarily due to the net proceeds of $94,568,000 from the sale of two hotel properties in February and July 2016, no acquisitions during the nine months ended September 30, 2016, compared to acquisitions of $11,143,000 during the nine months ended September 30, 2015, and an increase of $844,000 in other investing activity, partially offset by an increase in the change in restricted cash of $33,226,000 primarily related to reserves funded in connection with our six mortgage loan agreements entered into in June 2016 (see Note 8), an increase in funding for loans of $24,024,000 and an increase in additions to investments in real estate of $7,232,000.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash used in financing activities for the nine months ended September 30, 2016 was $72,826,000 compared to $14,629,000 in the corresponding period in 2015. We had net borrowings, inclusive of secured borrowings of the lending business, of $278,122,000 for the nine months ended September 30, 2016 compared to $52,783,000 for the nine months ended September 30, 2015. Deferred loan costs of $1,363,000 were paid during the nine months ended September 30, 2016 primarily related to the $392,000,000 mortgage loans (see Note 8) compared to $3,442,000 paid during the corresponding period in 2015 primarily related to the $385,000,000 unsecured term loan facility. In addition, the total cash outlay related to repurchase of our Common Stock during 2016 (see Note 11) was $289,886,000. During the nine months ended September 30, 2016, dividends of $58,930,000 were sourced from net cash provided by operating activities of $50,242,000 and net proceeds from sale of real estate properties of $94,568,000, while during the corresponding period in 2015, dividends of $64,042,000 were sourced from net cash provided by operating activities of $54,739,000 and cash on hand at the beginning of the period of $25,512,000.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES
During the nine months ended September 30, 2016, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS
At September 30, 2016, we did not have any off-balance sheet arrangements.

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
On March 8, 2016, June 10, 2016 and September 12, 2016, we declared common share dividends of $0.21875 per share of Common Stock which were paid on March 29, 2016, June 28, 2016 and September 28, 2016, respectively.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 3.85% to 4.25% at September 30, 2016 and 4.42% to 4.72% at December 31, 2015. Mortgages payable with book values of $531,939,000 and $145,072,000 as of September 30, 2016 and December 31, 2015, respectively, have fair values of approximately $537,543,000 and $147,516,000, respectively.
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. At September 30, 2016 and December 31, 2015 (excluding premiums and discounts, and debt issuance costs, including the debt associated with assets held for sale and before the impact of the interest rate swaps), $533,557,000 (or 54.2%) and $144,791,000 (or 20.4%) of our debt, respectively, was fixed rate mortgage loans, and $450,282,000 (or 45.8%) and $563,498,000 (or 79.6%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding at September 30, 2016 and December 31, 2015, and before the impact of the interest rate swaps, a 12.5 basis point change in LIBOR would result in an annual impact to our earnings of approximately $563,000 and $704,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt or the impact of interest rate swaps.
In order to manage financing costs and interest rate exposure related to our $385,000,000 unsecured term loan facility, on August 13, 2015, we entered into interest rate swap agreements with multiple counterparties. These swap agreements became effective on November 2, 2015. These interest rate swaps effectively convert the interest rate on the term loan facility into a fixed weighted average rate of 1.56% plus the credit spread, which was 1.60% at September 30, 2016 and December 31, 2015, or an all-in rate of 3.16% until May 8, 2020. However, our use of these derivative instruments to hedge exposure to changes in interest rates exposes us to credit risk from the potential inability of our counterparties to perform under the terms of the agreements. We attempt to minimize this credit risk by contracting with what we believe to be high-quality financial counterparties. For a description of our derivative contracts, see Note 12 to our consolidated financial statements included in this Report.

Item 4.
Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, as of September 30, 2016, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On September 14, 2016, we repurchased in a privately negotiated transaction 3,628,116 shares of our Common Stock from Urban II.
The following table summarizes the purchases of our Common Stock during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2016 to July 31, 2016	—	$—	—	$—
August 1, 2016 to August 31, 2016	—	—	—	—
September 1, 2016 to September 30, 2016	3,628,116	22.00	—	—
Total	3,628,116	$22.00	—

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

4.1	Articles Supplementary for the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 11, 2016)
10.1
Amendment No. 1 to the Escrow Agreement, dated June 28, 2016, between CIM Commercial Trust Corporation, International Assets Advisory, LLC and UMB Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 filed with the SEC on August 11, 2016)

*31.1	Section 302 Officer Certification—Chief Executive Officer
*31.2	Section 302 Officer Certification—Chief Financial Officer
*32.1	Section 906 Officer Certification—Chief Executive Officer
*32.2	Section 906 Officer Certification—Chief Financial Officer
*101	Interactive data files pursuant to Rule 405 of Regulation S-T
_______________________________________________________________________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIM COMMERCIAL TRUST CORPORATION
Dated: November 9, 2016	By:	/s/ CHARLES E. GARNER II Charles E. Garner II Chief Executive Officer

Dated: November 9, 2016	By:	/s/ DAVID THOMPSON David Thompson Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description
4.1	Articles Supplementary for the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 11, 2016)
10.1
Amendment No. 1 to the Escrow Agreement, dated June 28, 2016, between CIM Commercial Trust Corporation, International Assets Advisory, LLC and UMB Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 filed with the SEC on August 11, 2016)

*31.1	Section 302 Officer Certification—Chief Executive Officer
*31.2	Section 302 Officer Certification—Chief Financial Officer
*32.1	Section 906 Officer Certification—Chief Executive Officer
*32.2	Section 906 Officer Certification—Chief Financial Officer
*101	Interactive data files pursuant to Rule 405 of Regulation S-T
_______________________________________________________________________________

* Filed herewith.