Form 10-K
period 2016-12-31
CIM Commercial Trust Corp
filed 2017-03-16
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-13610
____________________________________________________________________________________________________________________________
CIM COMMERCIAL TRUST CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	75-6446078 (I.R.S. Employer Identification No.)
17950 Preston Road, Suite 600 Dallas, Texas (Address of Principal Executive Offices)	75252 (Zip Code)
Registrant’s telephone number, including area code: (972) 349-3200
____________________________________________________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐   No ☒
As of June 30, 2016, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on the Nasdaq Global Market as of the close of business on June 30, 2016, was approximately $26.6 million. Registrant does not have any nonvoting common equities.
As of March 1, 2017, the registrant had outstanding 84,048,081 shares of common stock, par value $0.001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

CIM COMMERCIAL TRUST CORPORATION
2016 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our business and availability of funds. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “might,” “believe,” “anticipate,” “estimate,” “could,” “would” “continue,” “pursue,” or “should” or the negative thereof or other variations or similar words or phrases. The forward-looking statements expressed or implied herein are based on current expectations that involve numerous risks and uncertainties identified in this Form 10-K, including, without limitation, the risks identified under the caption “Item 1A—Risk Factors.” Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements expressed or implied in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements expressed or implied herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made, except to the extent required by applicable securities laws.

PART I

Item 1.  Business

Business Overview

The principal business of CIM Commercial Trust Corporation and its subsidiaries (which may be referred to in this Form 10-K as “we,” “us,” “our,” “our company”, “CIM Commercial” or the “Company”) is to invest in, own, and operate Class A and creative office investments in vibrant and improving urban communities throughout the United States. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, improving demographic trends and a propensity for growth. We believe that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of substantially stabilized assets in the area. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the improving demographics, public commitment, and significant private investment that characterize these areas.

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

We seek to utilize the CIM platform to acquire and improve assets within CIM’s qualified communities ("Qualified Communities").  We believe assets in these markets provide greater returns as a result of improving demographics, public commitment, and significant private investment within the areas. Over time, we seek to expand our real estate investments in communities targeted by CIM Group for investment, supported by CIM Group’s broad real estate investment capabilities, as part of our plan to prudently grow market value and earnings.

We invest primarily in substantially stabilized real estate and real estate-related assets located in areas that CIM has targeted for opportunistic investment. These areas include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, improving demographic trends and a propensity for growth. CIM believes that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of substantially stabilized assets in the area. CIM targets investments in diverse types of real estate assets, including office, retail, for-rent and for-sale multifamily residential, hotel, parking, and signage through CIM’s extensive network and its current opportunistic investment activities.

On July 8, 2013, PMC Commercial Trust (“PMC Commercial”) entered into a merger agreement (the “Merger Agreement”) with CIM Urban REIT, LLC (“CIM REIT”), an affiliate of CIM Group, and subsidiaries of the respective parties. CIM REIT was a private commercial real estate investment trust (“REIT”) and was the owner of CIM Urban Partners, L.P. (“CIM Urban”). The transaction (the “Merger”) was completed on March 11, 2014 (the “Acquisition Date”).

The Merger Agreement provided for the business combination of CIM REIT’s wholly-owned subsidiary, CIM Urban, and PMC Commercial. Pursuant to the Merger Agreement, Urban Partners II, LLC (“Urban II”), an affiliate of CIM REIT and CIM Urban, received 4,400,000 shares of newly-issued PMC Commercial common stock and approximately 65,000,000 shares of newly-issued PMC Commercial preferred stock. Following the Merger and subsequent increase in our authorized number of shares, each share of PMC Commercial preferred stock was converted into 1.4 shares of PMC Commercial common stock, resulting in the issuance of 95,440,000 shares of PMC Commercial common stock in the aggregate in connection with the Merger, representing approximately 97.8% of PMC Commercial’s outstanding shares of common stock at the time.

All shares of PMC Commercial common stock that were outstanding immediately prior to the closing of the Merger continued to remain outstanding following the Acquisition Date. In addition, stockholders of record of PMC Commercial at the close of the business day prior to the Acquisition Date received a special cash dividend of $27.50 per share of PMC Commercial common stock plus the pro-rata portion of PMC Commercial’s regular quarterly cash dividend accrued through the Acquisition Date, each of which was paid on March 25, 2014.

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

On April 28, 2014, PMC Commercial's charter was amended to increase the authorized shares of stock of PMC Commercial from 100,000,000 to 1,000,000,000 shares (of which 900,000,000 are shares of PMC Commercial common stock and 100,000,000 are shares of PMC Commercial preferred stock) and PMC Commercial changed its state of incorporation from Texas to Maryland by means of a merger of PMC Commercial with and into a newly formed, wholly-owned Maryland corporate subsidiary. Also, on April 28, 2014, PMC Commercial Trust changed its name to CIM Commercial Trust Corporation. Our common stock, $0.001 par value per share ("Common Stock"), is currently traded on the NASDAQ Global Market ("NASDAQ") under the ticker symbol "CMCT."

Furthermore, on April 28, 2014, we filed Articles of Amendment (the “Reverse Split Amendment”) to effectuate a one-for-five reverse stock split of our Common Stock, effective April 29, 2014. Pursuant to the reverse stock split, each five shares of Common Stock issued and outstanding immediately prior to the effective time of the reverse stock split were converted into one share of Common Stock. All per share and outstanding share information has been presented to reflect the reverse stock split.

In order to allow CIM Commercial to increase its focus on Class A and creative office investments, our board of directors ("Board of Directors") approved a plan in December 2014 for the lending segment that, when completed, would have resulted in the deconsolidation of the lending segment, which at that time was focused on small business lending in the hospitality industry. In July 2015, to maximize value, we modified our strategy from a strategy of selling the lending segment as a whole to a strategy of soliciting buyers for components of the business, including our commercial mortgage loans and the SBA 7(a) lending platform. This change in the sale methodology resulted in the need to extend the period to complete the sale of the remainder of the lending segment beyond one year. On December 17, 2015, pursuant to the modified plan, we sold substantially all of our commercial mortgage loans with a carrying value of $77,121,000 to an unrelated third party and recognized a gain of $5,151,000. In September 2016, we discontinued our efforts to sell the SBA 7(a) lending platform, and the activities related to the SBA 7(a) lending platform have been reclassified to continuing operations for all periods presented. On December 29, 2016, we sold our commercial real estate lending subsidiary, which was classified as held for sale and had a carrying value of $27,587,000, which was equal to management's estimate of fair value, to a fund managed by an affiliate of CIM Group. We did not recognize any gain or loss in connection with the transaction. Management's estimate of fair value was determined with assistance from an independent third party valuation firm.

As of December 31, 2016, our real estate portfolio consisted of 31 assets, all of which are fee-simple properties except one leasehold property. As of December 31, 2016, our 24 office properties (including two parking garages, one of which has street level retail space, and two development sites, one of which is being used as a parking lot), totaling approximately 5.6 million rentable square feet, were 85.7% occupied; our multifamily properties, comprised of 930 units, were 92.0% occupied; and one hotel, which has a total of 503 rooms, had revenue per available room ("RevPAR") of $119.44 for the year ended December 31, 2016. For the year ended December 31, 2016, our office portfolio contributed approximately 70.5% of revenue from continuing operations, while our hotel portfolio, which included two other hotel properties that were sold in February and July 2016, contributed approximately 18.2%, our multifamily portfolio contributed approximately 7.6% and our lending segment included in continuing operations contributed approximately 3.7%.

Our office, multifamily and hotel assets are located in 10 U.S. markets. The breakdown by segment, market and submarket, as of December 31, 2016, is as follows:

Overview of our Real Estate Portfolio as of December 31, 2016

			Office
			and Retail
			Rentable	Multi-
			Square	family	Hotel
Property	Market	Sub-Market	Feet	Units	Rooms
Office
200 S College Street	Charlotte, NC	Uptown	567,865	—	—
1 Kaiser Plaza	Oakland, CA	Lake Merritt	532,059	—	—
2101 Webster Street	Oakland, CA	Lake Merritt	472,636	—	—
980 9th Street	Sacramento, CA	Downtown/Midtown	456,266	—	—
211 Main Street (1)	San Francisco, CA	South Financial District	417,266	—	—
370 L'Enfant Promenade	District of Columbia	Southwest	407,321	—	—
999 N Capitol Street	District of Columbia	Capitol Hill	321,544	—	—
899 N Capitol Street	District of Columbia	Capitol Hill	314,317	—	—
800 N Capitol Street	District of Columbia	Capitol Hill	312,759	—	—
1901 Harrison Street	Oakland, CA	Lake Merritt	272,908	—	—
830 1st Street	District of Columbia	Capitol Hill	247,337	—	—
1333 Broadway	Oakland, CA	City Center	240,051	—	—
2100 Franklin Street	Oakland, CA	Lake Merritt	216,666	—	—
11620 Wilshire Boulevard	Los Angeles, CA	West Los Angeles	192,818	—	—
3601 S Congress Avenue (2)	Austin, TX	South	182,484	—	—
4750 Wilshire Boulevard	Los Angeles, CA	Mid-Wilshire	143,361	—	—
7083 Hollywood Boulevard	Los Angeles, CA	Hollywood/Sunset	82,180	—	—
260 Townsend Street	San Francisco, CA	South of Market	65,694	—	—
11600 Wilshire Boulevard	Los Angeles, CA	West Los Angeles	55,638	—	—
Lindblade Media Center (3)	Los Angeles, CA	West Los Angeles	32,428	—	—
Total Office (20 Properties)			5,533,598	—	—

Other Ancillary Properties within Office Portfolio
1010 8th Street Parking Garage & Retail	Sacramento, CA	Downtown/Midtown	31,133	—	—
901 N Capitol Street (4)	District of Columbia	Capitol Hill	—	—	—
2353 Webster Street Parking Garage	Oakland, CA	Lake Merritt	—	—	—
2 Kaiser Plaza Parking Lot (5)	Oakland, CA	Lake Merritt	—	—	—
Total Ancillary Office (4 Properties)			31,133	—	—
Total Office including Other Ancillary (24 Properties)			5,564,731	—	—

(Continued)

Overview of our Real Estate Portfolio as of December 31, 2016 (Continued)

			Office
			and Retail
			Rentable	Multi-
			Square	family	Hotel
Property	Market	Sub-Market	Feet	Units	Rooms
Multifamily Portfolio
4649 Cole Avenue (6)	Dallas, TX	Oaklawn	—	334	—
4200 Scotland Street	Houston, TX	Montrose/River Oaks	—	308	—
47 E 34th Street	New York, NY	Midtown West	—	110	—
3636 McKinney Avenue	Dallas, TX	Central Dallas	—	103	—
3839 McKinney Avenue (7)	Dallas, TX	Central Dallas	—	75	—
Total Multifamily (5 Properties)			—	930	—

Hotel Portfolio (1 Property)
Sheraton Grand Hotel	Sacramento, CA	Downtown/Midtown	—	—	503

Other Ancillary Properties within Hotel Portfolio (1 Property)
Sheraton Grand Hotel Parking Garage & Retail	Sacramento, CA	Downtown/Midtown	9,453	—	—

TOTAL PORTFOLIO (31 Properties)			5,574,184	930	503

(1)	In February 2017, we entered into an agreement to sell our office building located at 211 Main Street.

(2)	3601 S Congress Avenue consists of ten buildings.

(3)	Lindblade Media Center consists of three buildings.

(4)	901 N Capitol Street is a 39,696 square foot parcel of land located between 899 and 999 N Capitol Street. We are entitled to develop a building we have designed with 271,233 rentable square feet.

(5)
2 Kaiser Plaza Parking Lot is a 44,642 square foot parcel of land currently being used as a surface parking lot. We are pursuing entitlements allowing us to develop a building with approximately 440,000 to 840,000 rentable square feet.

(6)	4649 Cole Avenue consists of fifteen buildings.

(7)	3839 McKinney Avenue consists of two buildings.

Segments

Our reportable segments consist of three types of commercial real estate properties, namely office, hotel and multifamily, as well as a segment for our lending business that is included in our continuing operations. The lending business that is held for sale at December 31, 2015 and 2014 is not included in our reportable segments. Information related to our reportable segments for the years ended December 31, 2016, 2015 and 2014 is set forth in Note 21 to our consolidated financial statements in Item 15 of this report.

Business Objectives and Growth Strategies

Our two primary goals are (a) consistently growing our net asset value ("NAV") and cash flows per share of Common Stock through our principal business described above in "Item 1—Business Overview," and (b) providing liquidity to our common stockholders at prices reflecting our NAV and cash flow prospects. In that regard, in June 2016 we completed a tender offer for 10 million shares of Common Stock at a price of $21.00 per share of Common Stock, and in September 2016, we repurchased, in a privately negotiated transaction, 3,628,116 shares of our Common Stock at $22.00 per share from Urban II. In furtherance of our two primary goals, we anticipate additional such transactions in the future. We are also exploring alternative means of providing liquidity to the stockholders that did not participate in the September 2016 and/or any subsequent private repurchases, to allow those stockholders to receive the economic benefit of such private repurchase(s).

We seek to utilize the CIM platform to acquire and improve assets within CIM’s Qualified Communities.  We believe assets in these markets provide greater returns as a result of improving demographics, public commitment, and significant private investment within the areas. Over time, we seek to expand our real estate investments in communities targeted by CIM Group for investment, supported by CIM Group’s broad real estate investment capabilities, as part of our plan to prudently grow market value and earnings.  As a matter of prudent management, we also regularly evaluate each investment within our portfolio as well as our strategies. Such review may result in dispositions when an investment no longer fits our overall objectives or investment strategies or when our view of the market value of such investment is equal to or exceeds its intrinsic value. As a result of such review, we sold an office building in Santa Ana, California in November 2015, a hotel in Oakland, California in February 2016, a hotel in Los Angeles, California in July 2016 and we entered into an agreement in February 2017 to sell an office building in San Francisco, California. Such review is likely to result in additional dispositions in 2017. The net proceeds of such dispositions may be used to provide liquidity to our common stockholders at prices reflecting our NAV and cash flow prospects.

CIM seeks to maximize the value of its investments through active asset management. CIM has extensive in-house research, acquisition, investment, development, financing, leasing and property management capabilities, which leverage its deep understanding of urban communities to position properties for multiple uses and to maximize operating income. As a fully integrated owner and operator, CIM’s asset management capabilities are complemented by its in-house property management capabilities. Property managers prepare annual capital and operating budgets and monthly operating reports, monitor results and oversee vendor services, maintenance and capital improvement schedules. In addition, they ensure that revenue objectives are met, lease terms are followed, receivables are collected, preventative maintenance programs are implemented, vendors are evaluated and expenses are controlled. CIM’s Asset Management Committee (the “Asset Management Committee”) reviews and approves strategic plans for each investment, including financial, leasing, marketing, property positioning and disposition plans. In addition, the Asset Management Committee reviews and approves the annual business plan for each property, including its capital and operating budget. CIM’s organizational structure provides for investment and asset management continuity through multidisciplinary teams responsible for an asset from the time of the original investment recommendation, through the implementation of the asset’s business plan, and any disposition activities.

Competitive Advantages

We believe that CIM Group’s experienced team and integrated and multidisciplinary organization, coupled with its community-focused and disciplined urban real estate investment philosophy, results in a competitive advantage that benefits us. Additionally, CIM’s investment strategy is complemented by a number of other competitive advantages including its prudent use of leverage, underwriting approach, disciplined capital deployment, and strong network of relationships. CIM’s competitive advantages include:

•	Vertically-Integrated Organization and Team

CIM is managed by its senior management team, which is comprised of its three founders, Shaul Kuba, Richard Ressler and Avi Shemesh, and includes 13 other principals. CIM Group is vertically-integrated and organized into ten functional groups including Investments; Development; Property Management; Financial Reporting; Legal, Compliance and Human Resources; Operations; Internal Audit; Client Services and Product Management; Capital Markets; and External Communications.

To support CIM’s organic growth and related investment platforms, CIM has invested substantial time and resources in building a strong and integrated team of approximately 330 experienced professionals. Each of CIM Group’s departments is managed by seasoned professionals and CIM continues to develop its management team, which represents the next generation of CIM’s leaders. In addition to developing a core team of principals and senior level management, CIM has proactively managed its growth through career development and mentoring at both the mid and junior staffing levels, and has hired ahead of its needs, thus ensuring appropriate management and staffing for its investment activities.

CIM leverages the deep operating and industry experience of its principals and professionals, as well as their extensive relationships, to source and execute opportunistic, stabilized, and infrastructure investments. Each investment opportunity is overseen by a dedicated team comprised of an oversight principal (Richard Ressler, Avi Shemesh, Shaul Kuba, Charles E. Garner II, our Chief Executive Officer, Kelly Eppich, Jennifer Gandin, John

Bruno and Jason Schreiber), a team lead (vice president level and above), associate vice presidents and associates, as necessary, who are responsible for managing the investment from sourcing through underwriting, acquisition, development (if required), asset management, and disposition. As part of this process, the team draws upon CIM’s extensive in-house expertise in legal matters, finance, development, leasing, and property management. Each dedicated investment team is purposefully staffed with professionals from multiple CIM offices, regardless of the location of the asset being evaluated. As a result, all investment professionals work across a variety of Qualified Communities and CIM’s knowledge base is shared across all of its offices.

•	Community Qualification

Since inception, CIM’s proven community qualification process has served as the foundation for its investment strategy. CIM targets high barriers to entry markets and submarkets with high population density and applies rigorous research to qualify for potential investments. Since 1994, CIM has qualified 105 communities in high barriers to entry markets and has deployed capital in 63 of these Qualified Communities. CIM examines the characteristics of a market to determine whether the district justifies the extensive efforts its investment professionals undertake in reviewing and making potential investments in its Qualified Communities. Qualified Communities generally fall into one of two categories: (i) transitional urban districts that have dedicated resources to become vibrant urban communities and (ii) well-established, thriving urban areas (typically major central business districts).

As more fully described in “—Principles,” once a community is qualified, CIM continues to differentiate itself by applying various business principles including: (i) product non-specific—CIM has extensive experience investing in a diverse range of property types, including retail, residential, office, parking, hotel, signage, and mixed-use, which gives CIM the ability to execute and capitalize on its urban strategy effectively; (ii) community-based tenanting—CIM’s investment strategy focuses on the entire community and the best use of assets in that community; owning a significant number of key properties in an area better enables CIM to meet the needs of national retailers and office tenants and thus optimize the value of these real estate properties; (iii) local market leadership with North American footprint—CIM maintains local market knowledge and relationships, along with a diversified North American presence, through its 105 Qualified Communities (thus, CIM has the flexibility to invest in its Qualified Communities only when the market environment meets CIM’s investment and underwriting standards); and (iv) investing across the capital stack—CIM has extensive experience investing across the capital stack including equity, preferred equity, debt and mezzanine investments, giving it the flexibility to structure transactions in efficient and creative ways.

•	Investment Discipline

CIM’s investment strategy relies on its sound business plan and value creation execution to produce returns, rather than financial engineering. CIM Group’s underwriting of its investments is performed generally both on a leveraged and unleveraged basis. Additionally, CIM has generally not utilized recourse or cross-collateralized debt due to its conservative underwriting standards.

CIM employs multiple underwriting scenarios when evaluating potential investment opportunities. CIM Group generally underwrites investments utilizing long-term average exit capitalization rates for similar product types and long-term average interest rates. Where possible, these long-term averages cross multiple market cycles, thereby mitigating the risk of cyclical volatility. CIM’s “long-term average” underwriting is based on its belief, reinforced by its experience through multiple market cycles, that over the life of any given fund that it manages, such fund should be able to exit its investments at long-term historical averages. CIM also underwrites a “current market case” scenario, which generally utilizes current submarket specific exit assumptions and interest rates, in order to reflect anticipated investment results under current market conditions. CIM believes that utilizing multiple underwriting scenarios enables CIM to assess potential returns relative to risk within a range of potential investment outcomes.

Investment Strategy

Our investment strategy is to continue to primarily invest in Class A and creative office investments in vibrant and improving urban communities throughout the United States in a manner that will allow us to increase our NAV and cash flows per share of Common Stock. Our investment strategy is centered around CIM's community qualification process. We believe this strategy provides us with a significant competitive advantage when making urban real estate investments. The qualification process generally takes between six months and five years and is a critical component of CIM's investment evaluation. CIM examines the characteristics of a market to determine whether the district justifies the extensive efforts CIM undertakes in reviewing and making potential investments in its Qualified Communities. Qualified Communities generally fall into one of two categories: (i) transitional urban districts that have dedicated resources to become vibrant urban communities and (ii) well-established, thriving urban areas (typically major central business districts). Qualified Communities are distinct districts which have dedicated resources to become or are currently vibrant communities where people can live, work, shop and be entertained-all within walking distance or close proximity to public transportation. These areas also generally have high barriers to entry, high population density, improving demographic trends and a propensity for growth. CIM believes that a vast majority of the risks associated with making real asset investments are mitigated by accumulating local market knowledge of the community where the investment lies. CIM typically spends significant time and resources qualifying targeted investment communities prior to making any acquisitions. Since 1994, CIM Group has qualified 105 communities and has deployed capital in 63 of these Qualified Communities. Although we may not invest exclusively in Qualified Communities, it is expected that most of our investments will be identified through this systematic process. Our investments may also include side-by-side investments in one or more CIM Group-managed funds as well as a side-by-side or direct investment in a CIM Group-managed debt fund that principally originates loans secured directly or indirectly by commercial real estate properties. Further, as part of our investment strategy, we may invest in or originate loans that are secured directly or indirectly by properties primarily located in Qualified Communities that meet our investment strategy. Such loans may include limited and/or non-recourse junior (mezzanine, B-note or 2nd lien) and senior construction loans that meet our investment strategy or limited and/or non-recourse junior (mezzanine, B-note or 2nd lien) and senior acquisition, bridge or repositioning loans.

2016 Acquisitions

There were no acquisitions during the year ended December 31, 2016.

2016 Dispositions

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

	Asset	Date of		Sales	Gain on
Property	Type	Sale	Rooms	Price	Sale
				(in thousands)
Courtyard Oakland, Oakland, CA	Hotel	February 2, 2016	162	$43,800	$24,739
LAX Holiday Inn, Los Angeles, CA	Hotel	July 19, 2016	405	$52,500	$14,927

Financing Strategy

We currently have substantial borrowing capacity, and will likely finance our future activities through one or more of the following methods: (i) offerings of shares of Common Stock, preferred stock, senior unsecured securities, and/or other equity and debt securities; (ii) credit facilities and term loans; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing investments as collateral; (iv) the sale of existing investments; and/or (v) cash flows from operations. We expect to employ leverage levels that are comparable to those of other commercial REITs engaged in business strategies similar to our own.

Risk Management

As part of its risk management strategy, CIM will continually evaluate our investments and actively manage the risks involved in our business strategies. CIM’s investment professionals will provide asset management oversight by closely monitoring the performance of our investments relative to market and industry benchmarks and internal underwriting assumptions using direct knowledge of local markets provided by CIM’s in-house asset management, property management, and leasing professionals. In-house property management capabilities include monthly and annual budgeting and reporting as well as vendor services management, property maintenance and capital expenditures management. Property management seeks to ensure that revenue objectives are met, lease terms are followed, receivables are collected, preventative maintenance programs are implemented, vendors are evaluated and expenses are controlled. CIM’s Asset Management Committee oversees the asset management of investments and is comprised of certain of CIM's Principals (including all of the founding principals) and is chaired by Richard Ressler, each of whom has extensive experience in investment, development, asset and property management and leasing. Every investment is directly overseen by an Oversight Principal who is ultimately responsible for the performance of the investment. The Oversight Principals work with each CIM department to ensure that every investment benefits from the full range of CIM’s real estate expertise. CIM believes that empowering its most seasoned investment professionals to bring their breadth of experience to bear directly on investments will optimize investment returns.

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

Regulatory Matters

Environmental Matters

Environmental laws regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under some of these laws, an owner or operator of real estate is or may be liable for costs related to soil or groundwater contamination on, in, or migrating to or from its property. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances may be liable for the costs of cleaning up contamination at the disposal site. Such laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination. The presence of, or contamination resulting from, any of these substances, or the failure to properly remediate them, may adversely affect our ability to sell or rent our property or to borrow using such property as collateral. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating new investments.

Americans with Disabilities Act of 1990

Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that our properties substantially comply with present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of our properties or future properties is not in compliance with the ADA, then we would be required to incur additional costs to bring the property into compliance. We cannot predict the ultimate amount of the cost of compliance with the ADA. If we incur substantial costs to comply with the ADA, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or series A preferred stock dividend distributions or to engage in further repurchases of Common Stock could be materially adversely affected.

Competition

We compete with other investors engaged in the acquisition, origination, development, and management of real estate and real estate-related investments. Our competitors include other REITs, insurance companies, pension funds, private equity funds, sovereign wealth funds, hedge funds, mortgage banks, investment banks, commercial banks, savings and loan associations, specialty finance companies, and other private and institutional investors and financial companies that pursue strategies similar to ours. Some of our competitors may be larger than us and have greater access to capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or lower profitability targets than us, which could allow them to pursue new business more aggressively than us. We believe that our relationship with CIM Group gives us a competitive advantage that allows us to operate more effectively in the markets in which we conduct our business.

Overview and History of CIM Group

CIM is a privately held California domiciled limited partnership, specializing in private equity real estate and infrastructure investments. CIM Group was founded in 1994 by Shaul Kuba, Richard Ressler and Avi Shemesh and has assets under management (“AUM”) of approximately $19.2 billion and equity under management (“EUM”) of approximately $11.9 billion, in each case as of September 30, 2016.1  CIM has systematically developed its urban investing discipline over the past 23 years. CIM Group’s three founding principals have worked together since inception and continue to direct the business of CIM and are actively involved in the day-to-day management along with 13 other principals of CIM Group’s leadership team. CIM Group’s successful track record is anchored by CIM’s community-oriented approach to urban investing.

CIM is a premier full service urban real estate and infrastructure fund manager with in-house research, acquisition, investment, development, finance, leasing and management capabilities. CIM Group is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; and New York, New York.  CIM has over 600 employees, including approximately 330 professionals.

1AUM, or Gross AUM, represents  (i)(a) for real assets, the aggregate total gross assets (“GAV”) at fair value, including the shares of such assets owned by joint venture partners and co-investments, of  all of CIM’s advised accounts (each an “Account” and collectively, the “Accounts”) or (b) for operating companies, the aggregate GAV less debt, including the shares of such assets owned by joint venture partners and co-investments, of  all of the Accounts (not in duplication of the assets described in (i)(a)), plus (ii) the aggregate unfunded commitments of the Accounts, as of September 30, 2016 ("Report Date").  The GAV is calculated in accordance with U.S. generally accepted accounting principles on a fair value basis (the “Book Value”) and generally represents the investment's third-party appraised value as of the Report Date, or as of December 31, 2015 plus capital expenditures through the Report Date, as adjusted further by the result of any partial realizations and quarterly valuation adjustments based upon management's estimate of fair value, in each case through the Report Date other than as described below with respect to CIM REIT. The only investment currently held by CIM REIT consists of shares in CIM Commercial; the Book Value of CIM REIT is determined by assuming the underlying assets of CIM Commercial are liquidated based upon management’s estimate of fair value.  CIM does not presently view the price of CIM Commercial's publicly-traded shares to be a meaningful indication of the fair value of CIM REIT’s interest in CIM Commercial due to the fact that the publicly-traded shares of CIM Commercial represent less than 3% of the outstanding shares of CIM Commercial and are thinly-traded. See “Item 1A––Risk Factors––Risks Related to Our Common Stock.”
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

Principles

As described in “—Business Objectives and Growth Strategies” and “—Competitive Advantages,” the community qualification process is one of CIM Group’s core competencies, which demonstrates a disciplined investing program and strategic outlook on urban communities. Once a community is qualified, CIM Group believes it continues to differentiate itself through the following business principles:

•
Product Non-Specific:  CIM has extensive experience investing in a diverse range of property types, including retail, residential, office, parking, hotel, signage, and mixed-use, which gives CIM the ability to execute and capitalize on its urban strategy effectively. Successful investment requires selecting the right markets coupled with providing the right product. CIM’s experience with multiple asset types does not predispose CIM Group to select certain asset types, but instead ensures that we deliver a product mix that is consistent with the market’s requirements and needs. Additionally, there is a growing trend towards developing mixed-use real estate properties in urban markets which requires a diversified investment platform to successfully execute.

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

•
Local Market Leadership with North American Footprint:  CIM maintains local market knowledge and relationships, along with a diversified North American presence, through its 105 Qualified Communities. Thus, CIM has the flexibility to invest in its Qualified Communities only when the market environment meets CIM’s investment and underwriting standards. CIM does not need to invest in a given community or product type at a specific time due to its broad proprietary pipeline of communities.

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

Investment Management Agreement

In May 2005, CIM Urban and CIM Urban REIT Management, L.P., each an affiliate of CIM REIT and CIM Group, entered into an Investment Management Agreement, pursuant to which CIM Urban engaged CIM Urban REIT Management, L.P. to provide investment advisory services to CIM Urban. CIM Investment Advisors, LLC, an affiliate of CIM REIT and CIM Group, registered with the Securities and Exchange Commission (“SEC”) as an investment adviser and, in connection with such registration, CIM Urban entered into a new Investment Management Agreement with CIM Investment Advisors, LLC, in December 2015, on terms substantially similar to those in the previous Investment Management Agreement, pursuant to which CIM Urban engaged CIM Investment Advisors, LLC to provide investment advisory services, and the previous Investment Management Agreement was terminated. “Advisor” refers to CIM Urban REIT Management, L.P. prior to December 10, 2015 and to CIM Investment Advisors, LLC on and after December 10, 2015.

CIM Urban pays asset management fees to the Advisor on a quarterly basis in arrears. The fee is calculated as a percentage of the daily average adjusted fair value of CIM Urban’s investments, as defined, as follows:

Daily Average Adjusted Fair Value of
CIM Urban's Investments		Quarterly Fee
From Greater of	To and Including	Percentage
$—	$500,000,000	0.2500%
500,000,000	1,000,000,000	0.2375%
1,000,000,000	1,500,000,000	0.2250%
1,500,000,000	4,000,000,000	0.2125%
4,000,000,000	20,000,000,000	0.1000%

For the years ended December 31, 2016, 2015 and 2014, the Advisor earned asset management fees of $25,753,000, $24,882,000 and $23,223,000, respectively.

The Advisor is responsible for the payment of all costs and expenses relating to the general operation of its business, including administrative expenses, employment expenses and office expenses. All costs and expenses incurred by the Advisor on behalf of CIM Urban are borne by CIM Urban. In addition, CIM Urban will indemnify the Advisor against losses, claims, damages or liabilities, and reimburse the Advisor for its legal and other expenses, in each case incurred in connection with any action, proceeding or investigation arising out of or in connection with CIM Urban’s business or affairs, except to the extent such losses or expenses result from fraud, gross negligence or willful misconduct of, or a breach of the terms of the Investment Management Agreement by the Advisor or with respect to CIM Urban REIT Management L.P., any violation of securities law or any other intentional or criminal wrongdoing. Under the Investment Management Agreement between CIM Urban and CIM Urban REIT Management L.P., CIM Urban REIT Management L.P. is obligated to indemnify CIM Urban against any losses, claims, damages or liabilities to which CIM Urban becomes subject in connection with any matter arising out of or in connection with CIM Urban’s business or affairs that results from CIM Urban REIT Management L.P.’s fraud, gross negligence, willful misconduct or breach of such Investment Management Agreement.

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

Master Services Agreement

On March 11, 2014, we entered into the Master Services Agreement (the “Master Services Agreement”) with CIM Service Provider, LLC (the “Manager”), an affiliate of CIM Group, pursuant to which the Manager agrees to provide or arrange for other service providers to provide management and administration services (“Base Service”) to us and all of our direct and indirect subsidiaries. Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the manager (“Urban GP Manager”) of CIM Urban GP. Under the Master Services Agreement, we pay a base service fee (the “Base Service Fee”) to the Manager initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. The Base Service Fee began to accrue on March 11, 2014 and was pro-rated based on the number of days during the first quarter in which the Master Services Agreement was in effect. For the years ended December 31, 2016, 2015 and 2014, the Manager earned a Base Service Fee of $1,043,000, $1,010,000 and $806,000, respectively. In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation and/or reimbursements for performing certain services for us and our subsidiaries that are not covered under the Base Service Fee. During the years ended December 31, 2016, 2015 and 2014, such services performed by the Manager included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources and corporate communications. The Manager’s compensation is based on the salaries and benefits of the employees of the Manager and/or its affiliates who performed these services (allocated based on the percentage of time spent on our affairs and the affairs of our subsidiaries). For the years ended December 31, 2016, 2015 and 2014, we expensed $3,120,000, $2,993,000 and $1,193,000 for such services, respectively.  At December 31, 2016 and 2015, $1,935,000 and $1,256,000 was due to the Manager, respectively, for such services.

On January 1, 2015, we entered into a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC (“CIM SBA”), an affiliate of CIM Group and our subsidiary, PMC Commercial Lending, LLC, which agreement provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing such personnel and resources. For the years ended December 31, 2016 and 2015, we incurred expenses related to services subject to reimbursement by us under this agreement of $3,555,000 and $3,850,000, respectively, which are included in asset management and other fees to related parties for lending segment costs included in continuing operations, $411,000 and $434,000, respectively, for corporate services, which are included in asset management and other fees to related parties, and $550,000 and $777,000, respectively, which are included in discontinued operations. For the year ended December 31, 2015, we expensed $1,638,000 for transaction costs paid to CIM SBA for reimbursement of costs in connection with the sale of substantially all of our commercial mortgage loans to an unrelated third party. In addition, for the years ended December 31, 2016, 2015 and 2014, we deferred personnel costs of $249,000, $282,000 and $246,000, respectively, associated with services provided for originating loans.

Other Services

CIM Management, Inc. and certain of its affiliates (collectively, the “CIM Management Entities”), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $5,630,000, $5,814,000 and $5,284,000 for the years ended December 31, 2016, 2015 and 2014, respectively.  CIM Urban also reimbursed the CIM Management Entities $8,630,000, $8,319,000 and $7,369,000 during the years ended December 31, 2016, 2015 and 2014, respectively, for the cost of on-site personnel incurred on behalf of CIM Urban, which is included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $2,522,000, $697,000 and $1,904,000 for the years ended December 31, 2016, 2015, and 2014, respectively, which were capitalized to deferred charges.  In addition, the CIM Management Entities earned construction management fees of $942,000, $1,055,000 and $566,000 for the years ended December 31, 2016, 2015 and 2014, respectively, which were capitalized to investments in real estate.

On October 1, 2015, an affiliate of CIM Group entered into a 5-year lease renewal with respect to a property owned by the Company. For the years ended December 31, 2016, 2015 and 2014, we recorded rental and other property income related to this tenant of $108,000,  $104,000 and $100,000, respectively.

Lending Segment

In order to allow CIM Commercial to increase its focus on Class A and creative office investments, our Board of Directors approved a plan in December 2014 for the lending segment that, when completed, would have resulted in the deconsolidation of the lending segment, which at that time was focused on small business lending in the hospitality industry. In July 2015, to maximize value, we modified our strategy from a strategy of selling the lending segment as a whole to a strategy of soliciting buyers for components of the business, including our commercial mortgage loans and the SBA 7(a) lending platform. This change in the sale methodology resulted in the need to extend the period to complete the sale of the remainder of the lending segment beyond one year. On December 17, 2015, pursuant to the modified plan, we sold substantially all of our commercial mortgage loans with a carrying value of $77,121,000 to an unrelated third party and recognized a gain of $5,151,000. In September 2016, we discontinued our efforts to sell the SBA 7(a) lending platform, and the activities related to the SBA 7(a) lending platform have been reclassified to continuing operations for all periods presented. On December 29, 2016, we sold our commercial real estate lending subsidiary, which was classified as held for sale and had a carrying value of $27,587,000, which was equal to management's estimate of fair value, to a fund managed by an affiliate of CIM Group. We did not recognize any gain or loss in connection with the transaction. Management's estimate of fair value was determined with assistance from an independent third party valuation firm.

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

During 2016 and 2015, we funded an aggregate of $104,235,000 and $59,467,000, respectively, of loans in our lending business and received principal payments (including prepayments) of $37,336,000 and $44,261,000, respectively (included in the amounts funded during 2016 and 2015 was $53,256,000 and $20,409,000, respectively, for commercial real estate loans). From the Acquisition Date to December 31, 2014, we funded an aggregate of $50,971,000 of loans and received principal payments (including prepayments) of $49,373,000.

Information regarding our Small Business Administration's ("SBA") 7(a) Guaranteed Loan Program ("SBA 7(a) Program") loans receivable as of December 31, 2016 was as follows:

(dollars in thousands)
SBA 7(a) loans receivable, net (1) (2)	$73,147
Weighted average interest rate	6.0%
Weighted average yield to maturity	6.9%
Average yield (3)	7.5%
Loans delinquent greater than 30 days	0.3%
Weighted average contractual maturity in years	21.2
Hospitality industry concentration	94.5%

(1)
Includes loans originated under the SBA 7(a) Program subject to secured borrowings of $29,524,000 representing the government guaranteed portion of loans, which were sold with the proceeds received from the sale reflected as secured borrowings. There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.

(2)	In addition to our retained SBA 7(a) portfolio described above, we service $113,063,000 of aggregate principal balance remaining on secondary market loan sales.

(3)
The calculation of average yield divides our interest income and other loan related fees, adjusted by the provision for loan losses, by the weighted average loans receivable outstanding on an annualized basis.

Employees

As of December 31, 2016, we had ten employees including eight property-level staff.

Offices

We are headquartered in Dallas, Texas.

Available Information

Our corporate information website is www.cimcommercial.com. The information on our website is not part of this Annual Report on Form 10-K. However, in the Investors section of this website, the public can access free of charge our annual, quarterly and current reports, changes in the stock ownership of our directors and certain executive officers and other documents filed with the SEC as soon as reasonably practicable after the filing dates. Further, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, the Advisor and the Manager, including our principal executive officer and senior financial officer, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. The code of ethics, which we call our Code of Business Conduct and Ethics, is available on our corporate website, www.cimcommercial.com, in the section entitled “Investors—Corporate Overview—Corporate Governance.” In the event that we make changes in, or provide waivers from, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate website in such section. In the Corporate Governance section of our corporate website, we have also posted our Audit Committee Charter, as well as our Governance Principles.

Item 1A.  Risk Factors

The following information should be read in conjunction with Part II, "Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes in Part II, "Item 8—Financial Statements and Supplementary Data” of this Form 10-K. A wide range of factors could materially affect our future developments and performance. In addition to the factors described elsewhere in this report, management has identified the following important factors that could cause actual results to differ materially from those reflected in forward-looking statements or from our historical results. These factors, which are not all-inclusive, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or series A preferred stock ("Series A Preferred Stock") dividend distributions or to engage in further repurchases of Common Stock. This discussion of risk factors includes many forward-looking statements. For cautions about relying on forward-looking statements, please refer to the section entitled “Forward-Looking Statements” at the beginning of this Report immediately prior to Item 1.

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

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If we cannot operate our properties so as to meet our financial expectations, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock could be materially adversely affected.

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

Because our properties in California (and particularly, in the San Francisco Bay area, including Oakland, California and San Francisco, California (the "San Francisco Bay Area")) and the District of Columbia represent a significant portion of our portfolio by aggregate net operating income and square feet, we are exposed to greater economic risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in the California (and particularly, in the San Francisco Bay Area) and the District of Columbia economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as natural disasters that occur in these areas (such as earthquakes, floods and other events). In addition, the State of California is regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office, lodging and apartment space in California. Any adverse developments in the economy or real estate markets in California (and particularly, in the San Francisco Bay Area) or the District of Columbia, or any decrease in demand for office, lodging and apartment space resulting from the California (and particularly, in the San Francisco Bay Area) or the District of Columbia regulatory or business environments, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

We may be adversely affected by any significant reductions in federal government spending, which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

Some of our properties are occupied by tenants that are U.S. federal government agencies. A significant reduction in federal government spending could decrease the likelihood that they will renew their leases with us. Further, economic conditions in the District of Columbia are significantly dependent upon the level of federal government spending in the region as a whole. In the event of a significant reduction in federal government spending, there could be negative economic changes in the District of Columbia which could adversely impact the ability of our tenants to perform their financial obligations under our leases or the likelihood of their lease renewals. As a result, such a reduction in federal government spending could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

Capital and credit market conditions may adversely affect demand for our properties and the overall availability and cost of credit.

In periods when the capital and credit markets experience significant volatility, demand for our properties and the overall availability and cost of credit may be adversely affected. No assurances can be given that the capital and credit market conditions will not have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

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

The United States has been recovering from a post-recessionary slow-growth environment, which has experienced historically high levels of unemployment or underemployment. Relative uncertainty over the depth and duration of the economic recovery may have a negative impact on the office, lodging and apartment communities industries. There is some general consensus among economists that the economy in the United States emerged from a recessionary environment in 2009, but high unemployment or underemployment levels have only begun to subside recently. As a result, our office, lodging and apartment properties, among other things, may experience reductions in revenue resulting from lower rental rates and occupancy levels. Accordingly, our financial results could be impacted by the economic environment, and future financial results and growth could be further harmed until a more expansive and consistent national economic environment is prevalent. A continued weaker than anticipated economic recovery, or a return to a recessionary national economic environment, could result in low or decreased levels of business and consumer travel, negatively impacting the lodging industry. Moreover, in the event of another recession, the office, hotel and apartment communities could experience reductions in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising and turnover expenses. Such an economic outcome could also negatively impact our tenants’ future growth prospects and could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

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

In recent years the U.S. Government has instituted “green lease” policies which allow a government tenant to require leadership in energy and environmental design for commercial interiors, or LEED®-CI, certification in selecting new premises or renewing leases at existing premises. In addition, the Energy Independence and Security Act of 2007 allows the General Services Administration to give preference to buildings for lease that have received an “Energy Star” label. Obtaining such certifications and labels may be costly and time consuming, but our failure to do so may result in our competitive disadvantage in acquiring new or retaining existing government tenants, which could result in less rent to us, and, accordingly, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

Changes in the United States’ and state governments’ requirements for leased space may adversely affect us.

Some of our current rents come from government tenants. Government agencies have been seeking to increase their space utilization under their leases, including reducing the amount of square footage per employee at leased properties, which has reduced the demand for government leased space. If a significant number of such events occur, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

Tenant concentration increases the risk that cash flow could be interrupted.

We are, and expect that we will continue to be, subject to a degree of tenant concentration at certain of our properties and/or across multiple properties. In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at such property or properties were to experience financial weakness or file bankruptcy, it could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

We have incurred indebtedness and may incur significant additional indebtedness on a consolidated basis, which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock, and which may expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

As of December 31, 2016, our total consolidated indebtedness was $967,886,000. We may incur significant additional indebtedness to fund future investments, development activities, operational needs and share repurchases. The degree of leverage could make us more vulnerable to a downturn in business or the economy generally.

Payments of principal and interest on our borrowings may leave us with insufficient cash resources to operate our properties and/or pay dividends to holders of Common Stock or Series A Preferred Stock. The incurrence of substantial outstanding indebtedness, and the limitations imposed by our debt agreements, could have significant other adverse consequences, including the following:

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

If any one of these events were to occur, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock could be materially adversely affected. In addition, any foreclosure on our properties could create taxable income without the accompanying cash proceeds, which could adversely affect our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended (the "Code").

Increases in interest rates could increase the amount of our debt payments, which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

We may incur indebtedness that bears interest at a variable rate. In addition, from time to time, we may pay mortgage loans or finance and refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock. In addition, if rising interest rates cause us to need additional capital to repay our indebtedness, we may need to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. Prolonged interest rate increases also could negatively impact our ability to make investments with positive economic returns.

We may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our current indebtedness.

Upon maturity of indebtedness incurred by us, there is no assurance that replacement financing can be obtained or, if it is obtained, that interest rates and other terms would be as favorable as the original indebtedness. Inability to refinance indebtedness on favorable terms may compel us to attempt to dispose of one or more properties, including any properties that may be secured by such debt, on terms less favorable than might be obtained at a later date. In addition, if any secured indebtedness matured before refinancing could be procured, the lender could foreclose on the applicable collateral and we might suffer losses as a result of that foreclosure. Further, lenders may require insurance against terrorist acts, particularly for large properties in urban areas, and the unavailability of such insurance may make it difficult to finance or refinance investments. The factors described above could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

We may be unable to renew leases or lease vacant office space.

As of December 31, 2016, 10.9% of the rentable square footage of our office portfolio was available for lease. As of December 31, 2016, 7.8% of the occupied square footage in our office portfolio was scheduled to expire in 2017. Local economic environment may make the renewal of these leases more difficult, or renewal may occur at rental rates equal to or below existing rental rates. As a result, portions of our office properties may remain vacant for extended periods of time. In addition, we may have to offer substantial rent abatements, tenant improvements, concessions, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. The factors described above could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

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

In addition, rental units may remain vacant for extended periods of time. As a result, we may have to offer substantial rent abatements, concessions, or below market renewal options to attract new tenants or retain existing tenants. The factors described above could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

Our operating performance is subject to risks associated with the lodging industry.

The success of our hotel property depends largely on the property operator's ability to adapt to dominant trends in the lodging industry as well as disruptions such as greater competitive pressures, increased consolidation, industry overbuilding, dependence on consumer spending patterns and changing demographics, the introduction of new concepts and products such as Airbnb®, Homeaway® and VRBO®, availability of labor, price levels and macroeconomic and microeconomic conditions. The success of a particular hotel brand, the ability of a hotel brand to fulfill any obligations to operators of our business, and trends in the lodging industry could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

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

We face significant competition.

Our office portfolio competes with a number of developers, owners and operators of office real estate, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and may not be able to replace them, and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. As a result of any of the foregoing factors, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock could be materially adversely affected.

Our hotel competes for guests primarily with other hotels in the immediate vicinity of our hotel and secondarily with other hotels in the geographic market of our hotel. An increase in the number of competitive hotels in these areas could have a material adverse effect on the occupancy, average daily rate and RevPAR of our hotel.

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

We may be unable to complete investments that would grow our business and, even if consummated, we may fail to successfully integrate and operate acquired properties.

We plan to acquire additional investments as opportunities arise. Our ability to acquire investments on favorable terms and/or successfully integrate and operate them is subject to the following significant risks:

•
we may be unable to acquire desired investments because of competition from other real estate investors with better access to less expensive capital, including other real estate operating companies, publicly-traded REITs and investment funds;

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

•	we may be unable to generate sufficient cash from operations or obtain the necessary debt or equity financing to consummate an investment on favorable terms or at all;

•	we may need to spend more money than anticipated to make necessary improvements or renovations to acquired properties;

•	we may spend significant time and money on potential investments that we do not consummate;

•	we may be unable to quickly and efficiently integrate new acquisitions into our existing operations;

•	we may suffer higher than expected vacancy rates and/or lower than expected rental rates; and

•	we may acquire properties without any recourse, or with only limited recourse, for liabilities against the former owners of the properties.

If we cannot complete investments on favorable terms, or operate acquired investments to meet our goals or expectations, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock could be materially adversely affected.

We may be unable to successfully expand our operations into new markets.

Each of the risks applicable to our ability to acquire and successfully integrate and operate properties in the markets in which our properties are located are also applicable to our ability to acquire and successfully integrate and operate properties in new markets. In addition to these risks, we may not possess the same level of familiarity with the dynamics and market conditions of certain new markets that we may enter, which could adversely affect our ability to expand into those markets. We may be unable to build a significant market share or achieve a desired return on our investments in new markets. If we are unsuccessful in expanding into new markets, it could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

Our stockholders will not have any approval rights regarding expansion or change in strategies or specific future investments.

We have expanded and may continue to expand our operations into new real estate-related activities, including, without limitation, (i) originating and/or investing in a variety of loan products, including, but not limited to, mezzanine loans, commercial real estate loans and other types of loans (see “Item 1––Business––Lending Segment”) and/or (ii) real estate development activities to create substantially stabilized properties. Stockholders will not have any approval rights with respect to expansion or change in strategies or future investments. Our Advisor will make decisions with respect to future investments to be made by us (see “Item 1––Business––Investment Management Agreement”). If we are unsuccessful in expanding into new real estate activities or our changes in strategies or future investments turn out to be unsuccessful, it could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

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

The occurrence of one or more of the foregoing events could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

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

These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

Real estate investments are generally illiquid, and we may not be able to sell our properties when we desire, which could adversely affect us.

Our real estate investments are relatively difficult to sell quickly. Return of capital and realization of gains, if any, from an investment will generally occur upon disposition or refinance of the underlying property. We may not be able to realize our investment objectives by sale or other disposition or be able to refinance at attractive prices within any given period of time.  We may also not be able to complete any exit strategy. In particular, these risks could arise from: (i) weak market conditions; (ii) lack of an established market for a property; (iii) changes in the financial condition or prospects of prospective purchasers; (iv) changes in national or international economic conditions, such as the global economic downturn in 2008 and 2009; and (v) changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. Furthermore, certain properties may be adversely affected by contractual rights, such as rights of first offer.

We may be unable to secure funds for our future long-term liquidity needs, which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of investments, development or repositioning of properties, capital expenditures, refinancing of indebtedness, repurchases of Common Stock (whether through one or more tender offers, share repurchases or otherwise), dividends on the Series A Preferred Stock or any other preferred stock we may issue and redemption of Series A Preferred Stock (if we choose to pay the redemption price in cash instead of in shares of our Common Stock). We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long-term cash requirements, although it should be noted that we do not currently have any significant property development or repositioning projects planned. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through one or more of the following methods: (i) offerings of shares of Common Stock, preferred stock, senior unsecured securities, and/or other equity and debt securities; (ii) credit facilities and term loans; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing investments as collateral; (iv) the sale of existing investments; and/or (v) cash flows from operations. These sources of funding may not be available on attractive terms or at all. If we cannot obtain additional funding for our long-term liquidity needs, our investments may generate lower cash flows or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so and could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

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

If we experience a loss that is uninsured or that exceeds policy limits, we could incur significant costs and lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties.  Further, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if the properties were irreparable. In addition, our properties may not be able to be rebuilt to their existing height or size at their existing location under current land-use laws and policies. In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications and otherwise may have to upgrade such property to meet current code requirements. Any of the factors described above could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

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

Because we own real estate investments, we are subject to extensive environmental regulation which creates uncertainty regarding future environmental expenditures and liabilities.

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

These laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination. The presence of, or contamination resulting from, any of these substances, or the failure to properly remediate them, may adversely affect our ability to sell or rent our property, to borrow using the property as collateral or create lender's liability for us. In addition, persons exposed to hazardous or toxic substances may sue for personal injury damages. For example, some laws impose liability for release of or exposure to asbestos-containing materials. In other cases, some of our properties may have been impacted by contamination from past operations or from off-site sources. As a result, in connection with our former, current or future ownership, operation, management and development of real properties, or our role as a lender for loans secured directly or indirectly by real estate properties, we may be potentially liable for investigation and cleanup costs, penalties and damages under environmental laws.

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

Compliance with the ADA and fire, safety and other regulations may require us to make unanticipated expenditures that could significantly reduce the cash available for Common Stock or Series A Preferred Stock dividend distributions or repurchases of Common Stock.

Our properties are subject to regulation under federal laws, such as the ADA, pursuant to which all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that our properties substantially comply with present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of our properties or future properties are not in compliance with the ADA, we might be required to take remedial action, which would require us to incur additional costs to bring the property into compliance. Noncompliance with the ADA could also result in imposition of fines or an award of damages to private litigants.

Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation.

In addition, our properties are subject to various federal, state and local regulatory requirements, such as state and local earthquake, fire and life safety requirements. If we were to fail to comply with these various requirements, we might incur governmental fines or private damage awards. If we incur substantial costs to comply with the ADA or any other regulatory requirements, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock could be materially adversely affected. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties.

Security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our Advisor’s and Manager’s information technology ("IT") networks and related systems could adversely affect us.

We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our Advisor’s or Manager’s IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our Advisor’s and Manager’s IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems), and, in some cases, may be critical to the operations of certain of our tenants. There can be no assurance that efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our Advisor’s or Manager’s IT networks and related systems could materially adversely impact our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

Changes in accounting standards may adversely impact our financial condition and/or results of operations.

We are subject to the rules and regulations of the U.S. Financial Accounting Standards Board ("FASB") related to generally accepted accounting principles in the United States ("GAAP"). Various changes to GAAP are constantly being considered, some of which could materially impact our reported financial condition and/or results of operations. Also, to the extent publicly traded companies in the United States would be required in the future to prepare financial statements in accordance with International Financial Reporting Standards instead of the current GAAP, this change in accounting standards could materially affect our financial condition or results of operations.

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

In addition, certain of the hedging instruments that we may enter into could involve risks since they often are not traded on regulated exchanges, guaranteed by an exchange or our clearing house, or regulated by any U.S. or foreign governmental authorities. We cannot assure that a liquid secondary market will exist for hedging instruments that we may enter into in the future, and we may be required to maintain a position until exercise or expiration, which could result in significant losses.

Furthermore, we intend to record any derivative and hedging transactions we enter into in accordance with GAAP. However, we may choose not to pursue, or fail to qualify for, hedge accounting treatment relating to such derivative instruments. As a result, our operating results may suffer because losses, if any, on these derivative instruments may not be offset by a change in the fair value of the related hedged transaction or item. Any losses sustained as a result of our hedging transactions would be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

Risks Related to Our Lending Operations

Our lending operations expose us to a high degree of risk associated with investing in real estate.

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

In the event that any of the properties underlying our loans experience any of the foregoing events or occurrences, the value of, and return on, such loans may be negatively impacted, which in turn could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

There are significant risks related to loans originated under the SBA 7(a) Program.

Many of the borrowers under our SBA 7(a) Program are privately-owned businesses.  There is typically no publicly available information about these businesses; therefore, we must rely on our own due diligence to obtain information in connection with our investment decisions.  Our borrowers may not meet net income, cash flow and other coverage tests typically imposed by banks.  A borrower’s ability to repay its loan may be adversely impacted by numerous factors, including a downturn in its industry or other negative local or macro-economic conditions.  Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan.  In addition, small businesses typically depend on the management talents and efforts of one person or a small group of people for their success.  The loss of services of one or more of these persons could have an adverse impact on the operations of the small business.  Small companies are typically more vulnerable to customer preferences, market conditions and economic downturns and often need additional capital to maintain the business, expand or compete.  These factors may have an impact on the ultimate recovery of our loans receivable from such businesses.  Loans to small businesses, therefore, involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. The factors described above could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

Our loans secured by real estate and our real estate owned ("REO") properties are typically illiquid and their values may decrease.

Our loans secured by real estate and our real estate acquired through foreclosure are typically illiquid.  Therefore, we may be unable to vary our portfolio promptly in response to changing economic, financial and investment conditions.  As a result, the fair market value of these investments may decrease in the future and losses may result. The illiquid nature of our loans may adversely affect our ability to dispose of such loans at times when it may be advantageous or necessary for us to liquidate such investments, which in turn could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

Our lending operations have an industry concentration, which may negatively impact our financial condition and results of operations.

A majority of our revenue from the lending operations is generated from loans collateralized by hospitality properties.  At December 31, 2016, our loans were 94.6% concentrated in the hospitality industry.  Any factors that negatively impact the hospitality industry, including recessions, severe weather events (such as hurricanes, blizzards, floods, etc.), depressed commercial real estate markets, travel restrictions, bankruptcies or other political or geopolitical events or the introduction of new concepts and products such as Airbnb®, Homeaway® and VRBO®, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

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

Whenever our borrowers experience significant operating difficulties and we are forced to liquidate the collateral underlying the loans, losses may be relatively substantial and could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or ability to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

Our SBA 7(a) Program loans are subject to delinquency, foreclosure and loss, any or all of which could result in losses.

Our loans originated pursuant to the SBA 7(a) Program are collateralized by income-producing properties and typically have personal guarantees.  These loans are predominantly to operators of limited service hospitality properties.  As a result, these operators are subject to risks associated with the hospitality industry, including recessions, severe weather events, depressed commercial real estate markets, travel restrictions, bankruptcies or other political or geopolitical events.

Our SBA 7(a) loans that have real estate as collateral are subject to risks of delinquency and foreclosure.  The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower.  If the net operating income of and/or cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired.  Net operating income of and/or cash flow from an income-producing property can be affected by, among other things, tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

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

As a result of the factors described above, defaults on SBA 7(a) Program loans could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

Mezzanine loans are subject to delinquency, foreclosure and loss, any or all of which could result in losses.

We may originate mezzanine loans, which are loans made to entities that have subsidiaries which own real property and are secured by pledges of such entity’s equity ownership in its property-owning subsidiary.  Mezzanine loans are by their nature structurally and legally subordinated to more senior property-level financings.  Accordingly, if a borrower defaults on our mezzanine loan or if there is a default by our borrower’s subsidiary on debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the property-level debt and other senior debt is paid in full.

We may also retain, from whole loans we originate, subordinate interests referred to as B-notes. B-notes are commercial real estate loans secured by a first mortgage on a single large commercial property or group of related properties and subordinated to a senior interest, referred to as an A-note. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-note owners after payment to the A-note owners.

Moreover, under the terms of intercreditor arrangements governing mezzanine loans, B-notes and other similar subordinated loans originated by us, we may have to satisfy certain liquidity and capital requirements before we can step into a borrower’s position after it has defaulted.  There can be no assurance that we will be able to satisfy such requirements, resulting in potentially lower recovery. After a foreclosure on the pledged equity interest has been completed, a lack of funds may force us to sell the underlying property without developing it further (which sale may result in a lower recovery) instead of injecting funds into and developing the property prior to a sale (which may result in a higher recovery).

As a result of the factors described above, defaults on commercial real estate loans could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

We operate in a competitive market for investment opportunities and future competition for commercial real estate collateralized loans may limit our ability to originate or dispose of our target loans and could also affect the yield of these investments.

We are in competition with a number of entities for the types of commercial real estate collateralized loans that we may originate. These entities include, among others, debt funds, specialty finance companies, savings and loan associations, banks and financial institutions. Some of these competitors may be substantially larger and have considerably greater financial, technical and marketing resources than we do. Some of these competitors may also have a lower cost of funds and access to funding sources that may not be available to us currently. In addition, many of our competitors may not be subject to operating constraints associated with REIT qualification or maintenance of exclusions from registration under the Investment Company Act. Furthermore, competition may further limit our ability to generate desired returns. Due to this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective. We cannot guarantee that the competitive pressures we face will not have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Commons Stock.

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

We are dependent upon the federal government to maintain the SBA 7(a) Program.  There can be no assurance that the program will be maintained or that loans will continue to be guaranteed at current levels.  In addition, there can be no assurance that our SBA lending subsidiary, First Western SBLC, Inc. ("First Western") will be able to maintain its status as a Preferred Lender or that we can maintain our SBA 7(a) license.

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

First Western has been granted national preferred lender program ("PLP") status and originates, sells and services small business loans and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval.  Being a national lender, PLP status allows First Western to expedite loans since First Western is not required to present applications to the SBA for concurrent review and approval.  The loss of PLP status could adversely impact our marketing efforts and ultimately loan origination volume, which could negatively impact our results of operations.

Risks Related to Our Organization and Structure

Failure to qualify as a REIT would have significant adverse consequences to us and the value of our securities.

If we fail to qualify as a REIT for federal income tax purposes, we would be taxed as a corporation. We believe that we are organized and qualify as a REIT and intend to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot guarantee that we are qualified as such, or that we will remain qualified as such in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.

If we fail to qualify as a REIT, we could face serious tax consequences that could substantially reduce our funds available for payment of Common Stock dividend distributions or dividends on the Series A Preferred Stock for each of the years involved because:

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

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and dividend distributions to stockholders. In addition, if we fail to qualify as a REIT, we would no longer be required to pay dividends. As a result of these factors, our failure to qualify as a REIT could have a material  adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our Common Stock, and our current and potential future earnings. We cannot guarantee that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

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

Our organizational documents permit our Board of Directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if the Board of Directors determines that it is no longer in our best interest to continue to qualify as a REIT. In such a case, we would become subject to U.S. federal, state and local income tax on our net taxable income and we would no longer be required to distribute most of our net taxable income to our stockholders, which could have adverse consequences on the total return to our stockholders.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

Subject to certain restrictions, a REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% (25% with respect to the REIT's taxable years ending after December 31, 2009 and on or before December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary generally will pay income tax at regular corporate rates on any taxable income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.

Our taxable REIT subsidiaries are subject to normal corporate income taxes. We continuously monitor the value of our investments in taxable REIT subsidiaries for the purpose of ensuring compliance with the rule that no more than 20% or 25% (as applicable) of the value of our assets may consist of taxable REIT subsidiary stock and securities (which is applied at the end of each calendar quarter). The aggregate value of our taxable REIT subsidiary stock and securities is less than 25% of the value of our total assets (including our taxable REIT subsidiary stock and securities) as of December 31, 2016. In addition, we will scrutinize all of our transactions with our taxable REIT subsidiaries for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. There are no distribution requirements applicable to the taxable REIT subsidiaries and after-tax earnings may be retained. There can be no assurance, however, that we will be able to comply with the 20% or 25% limitation (as applicable) on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s-length transactions.

Certain provisions of Maryland law could inhibit changes in control.

Certain provisions of the Maryland General Corporation Law ("MGCL"), may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our Common Stock, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special appraisal rights and special stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that “control shares” of our Company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

Our charter, bylaws, the partnership agreement for CIM Urban and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our Common Stock or otherwise be in the best interest of our stockholders.

We are controlled by an affiliate of CIM Group.

Urban II, an affiliate of CIM Group, beneficially owns shares of our Common Stock that, together with shares held by other affiliates of CIM Group and our executive officers and directors, represents approximately 98.0% of the total voting power of the Company, as of March 9, 2017. For so long as affiliates of CIM Group continue to own a significant percentage of our stock, CIM Group will be able to significantly influence the composition of our Board of Directors and the approval of actions requiring stockholder approval. Accordingly, CIM Group will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, CIM Group will be able to cause or prevent a change of control of the Company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of the Company. The concentration of ownership could deprive our stockholders of an opportunity to receive a premium for their shares of Common Stock as part of a sale of the Company and ultimately might affect the market price of our Common Stock.

We are a “controlled company” within the meaning of the rules of the NASDAQ Stock Market LLC and, as a result, qualify for, and currently rely on, exemptions from certain corporate governance requirements. Holders of our Common Stock and Series A Preferred Stock do not have the same protections afforded to stockholders of companies that are subject to such requirements.

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

As of December 31, 2016, we availed ourselves of these exemptions. As a result, our Board of Directors is not comprised of a majority of independent directors, we do not have a compensation committee, and our nomination decisions are made by our entire Board of Directors. Accordingly, investors in our Common Stock do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ Stock Market LLC.

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

We rely on the Manager to provide management and administration services to us, and CIM Urban relies completely on the Advisor to provide CIM Urban with investment advisory services.

Our executive officers also serve as officers or employees of the Manager and/or the Advisor or other applicable affiliates of CIM Group. The Manager and the Advisor have significant discretion as to the implementation of investment and operating policies and strategies on behalf of us and CIM Urban. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of the Manager, the Advisor and the other applicable affiliates of CIM Group. The departure of any of these officers or key personnel could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

We also depend on access to, and the diligence, skill and network of, business contacts of the professionals within CIM Group and the information and deal flow generated by its investment professionals in the course of their investment and portfolio management activities. The departure of any of these individuals, or of a significant number of the investment professionals or principals of CIM Group, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock. We cannot guarantee that we will continue to have access to CIM Group’s investment professionals or its information and deal flow.

The Manager and the Advisor and certain of their affiliates manage or otherwise provide services to our business and our subsidiaries’ businesses pursuant to the Master Services Agreement and the Investment Management Agreement. Notwithstanding the fact that these agreements provide broad discretion, authority and the payment of fees to the Manager or the Advisor, as applicable, the Master Services Agreement may be assigned by the Manager in certain circumstances without our consent and neither agreement may be terminated by us, except in the case of the Master Services Agreement, in limited circumstances for cause, either or both of which may have a material adverse effect on us.

We and our lending subsidiaries are parties to the Master Services Agreement pursuant to which the Manager provides, or arranges for other service providers to provide, management and administrative services to us and all of our direct and indirect subsidiaries. We are obligated to pay the Manager the Base Service Fee (see "Item 1––Business––Master Services Agreement) and market rate transaction fees for transactional and other services that the Manager elects to provide to us. Pursuant to the terms of the Master Services Agreement, the Manager has the right to provide any transactional services to us that we would otherwise engage a third party to provide.

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

Pursuant to the Master Services Agreement, the Manager is entitled to receive the Base Service Fee, regardless of our performance, and is also entitled to receive fees related to the provision of transactional and other services. The Advisor is entitled to receive an asset management fee based upon the adjusted fair value of CIM Urban’s assets, including any assets acquired by CIM Urban in the future. See “Item 1–– Business—Investment Management Agreement.” The Manager’s and the Advisor’s entitlement to substantial non-performance based compensation might reduce their incentive to devote their time and effort to seeking profitable opportunities for our portfolio.

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

The Manager, under the Master Services Agreement, and the Advisor, under the Investment Management Agreement, have broad discretion and authority over our day-to-day operations and investments. While our directors periodically review the performance of our businesses, they do not review all decisions made by the Manager and the Advisor, including proposed investments, dispositions or the implementation of other strategic initiatives. In addition, in conducting reviews of our businesses, our directors may rely primarily on information provided to them by the Manager or the Advisor, as the case may be. The Manager and the Advisor may cause us to enter into significant transactions or undertake significant activities that may be difficult or impossible to unwind or exit by the time they are reviewed by our directors. Each of the Manager and the Advisor has great latitude in the implementation of our strategies, including determining the types of assets that are proper investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock. Decisions made and investments entered into by the Advisor may not fully reflect the best interests of our stockholders.

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

The Advisor, the Manager and their respective affiliates engage in additional management or investment opportunities which may compete with us and our subsidiaries, which could result in decisions that are not in the best interests of our stockholders.

The Investment Management Agreement with the Advisor and the Master Services Agreement with the Manager do not prevent the Advisor and the Manager, as applicable, and their respective affiliates from engaging in additional management or investment opportunities, some of which could compete with us and our subsidiaries. The Advisor, the Manager and their respective affiliates engage in additional management or investment opportunities that have objectives that overlap with our own, and may thus face conflicts in the allocation of investment opportunities to these other investments. Allocation of investment opportunities is at the discretion of the Advisor and/or the Manager and there is no guarantee that this allocation will be made in the best interest of our stockholders.

There may be conflicts of interest in allocating investment opportunities to CIM Urban and other funds, investment vehicles and ventures managed by the Advisor. For example, the Advisor serves as the investment manager of private funds formed to invest in substantially stabilized real estate and real estate-related assets located in urban areas that CIM Group has already qualified for investment. There may be a significant overlap in the assets and investment strategies between us and such funds, and many of the same investment personnel will provide services to both entities. Further, the Advisor and its affiliates may form funds or sponsor investment vehicles and ventures that have overlapping objectives with CIM Urban and therefore may compete with CIM Urban for investment opportunities. The ability of the Advisor, the Manager and their officers and employees to engage in other business activities, including the management of other investment vehicles sponsored by CIM Group, may reduce the time the Advisor and the Manager spend managing our activities.

Certain of our directors and executive officers may face conflicts of interest related to positions they hold with the Advisor, the Manager, CIM Group and their affiliates, which could result in decisions that are not in the best interest of our stockholders.

Some of our directors and executive officers are also part-owners, officers and/or directors of the Advisor, the Manager, CIM Group and their affiliates. As a result, they may owe fiduciary duties to these various other entities and their equity owners, which fiduciary duties may from time to time conflict with the duties they owe to us. Further, these multiple responsibilities may create conflicts of interest for these individuals if they are presented with opportunities that may benefit us and our other affiliates. The individuals may be incentivized to allocate investment opportunities to other entities rather than to us. Their loyalties to other affiliated entities could result in actions or inactions that are detrimental to our business, strategy and investment opportunities.

The business of CIM Urban is managed by Urban GP Manager and we agreed in the Master Services Agreement to appoint an affiliate of CIM Group as the manager of the general partner of CIM Urban; in addition, the general partner of CIM Urban can be removed from that position under certain circumstances as provided in the CIM Urban Partnership Agreement.

Pursuant to the Master Services Agreement, we agreed to appoint an affiliate of CIM Group as the manager of the general partner of CIM Urban. While currently that designated entity, Urban GP Manager, is an affiliate of CIM Group, there can be no assurances that a different entity would not be appointed the manager of the general partner of CIM Urban in the future. Moreover, we may only remove the Urban GP Manager as the manager of CIM Urban GP for “cause” (as defined in the Master Services Agreement). Removal for “cause” also requires the approval of the holders of at least 66 2/3% of our outstanding shares (excluding for this purpose any shares held by the Manager and any affiliates of the Manager, except to the extent set forth in the immediately following sentence). Notwithstanding the foregoing, CIM REIT has the right to vote any shares of our Common Stock that it owns with respect to any vote held to remove the Urban GP Manager as the manager of the CIM Urban GP; provided, however, if any such removal vote is held after the second anniversary of the Master Services Agreement, CIM REIT must obtain voting instructions from certain of its non-affiliated investors with respect to voting the shares beneficially owned by such non-affiliated investors and CIM REIT must vote the number of shares beneficially owned by each such non-affiliated investor as so instructed by such non-affiliated investor. Upon removal, a replacement manager will be appointed by the independent directors. Finally, under the CIM Urban Partnership Agreement, the general partner of CIM Urban may be removed under certain circumstances with the consent of 66 2/3% of the class A members of CIM REIT.

Subject to the limitations set forth in the governing documents of CIM Urban and CIM Urban GP, Urban GP Manager is given the power and authority under the Master Services Agreement to manage, to direct the management, business and affairs of and to make all decisions to be made by or on behalf of (1) CIM Urban GP and (2) CIM Urban. Subject to the other terms of the CIM Urban Partnership Agreement, CIM Urban GP has broad discretion over the operations of CIM Urban. Accordingly, while we own indirectly all of the partnership interests in CIM Urban, except as set forth in the Master Services Agreement and the rights specifically reserved to limited partners by the CIM Urban Partnership Agreement and applicable law, we will have no part in the management and control of CIM Urban.

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

Pursuant to the Master Services Agreement, the Manager does not assume any responsibility other than to render the services called for thereunder in good faith and will not be responsible for any action of our Board of Directors in following or declining to follow its advice or recommendations. Under the terms of the Master Services Agreement, neither the Manager nor any of its affiliates providing services under the Master Services Agreement will be liable to us, any subsidiary of ours party to the Master Services Agreement, any governing body of any such entity, including any director or officer, or any of our or such subsidiaries’ stockholders or partners for acts or omissions pursuant to or in accordance with the Master Services Agreement, except by reason of acts or omissions constituting fraud, willful misconduct, gross negligence or violation of certain laws or any other intentional or criminal wrongdoing or breach of the Master Services Agreement. Moreover, the aggregate liability of any such entities and persons pursuant to the Master Services Agreement is capped at the Base Service Fee and transaction fees previously paid to the Manager in the two most recent calendar years. In addition, we have agreed to indemnify our Manager and any of its affiliates providing services under the Master Services Agreement, any affiliates of the Manager and any directors, officers, stockholders, agents, subcontractors, contractors, delegates, members, partners, shareholders, employees and other representatives of each of them from and against all actions, suits, investigations, proceedings or claims except to the extent resulting from such person’s fraud, willful misconduct, gross negligence or violation of certain laws or any other intentional or criminal wrongdoing or breach of the Master Services Agreement.

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

We are not an investment company under the Investment Company Act, and intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on the nature of investments and ability to transact with affiliates, could make it impractical for us to continue our business as contemplated. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of us as an investment company, the failure by us to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, also have a material adverse effect on us.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.

An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that we believe require remediation. If we discover such weaknesses, we will make efforts to improve our internal controls in a timely manner. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock, or cause us to not meet our reporting obligations, which could affect our ability to remain listed with NASDAQ. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

Risks Related to Our Common Stock and Series A Preferred Stock

Future sales of shares of our Common Stock may cause the market price of our Common Stock to drop significantly, even if our business is doing well.

Urban II is entitled to registration rights, subject to certain limitations, with respect to our securities pursuant to the Registration Rights and Lockup Agreement dated March 11, 2014 between us and Urban II (the "Registration Rights and Lockup Agreement"). Urban II is entitled to require us, on up to eight occasions, to register under the Securities Act, shares of our Common Stock it received in connection with the Merger.

While Urban II was initially subject to lockup restrictions in the Registration Rights and Lockup Agreement, the lockup restrictions have expired and, therefore, CIM REIT may seek to sell or otherwise distribute shares of our Common Stock that it holds. A large volume of sales of shares or other distributions of our Common Stock could decrease the prevailing market price of shares of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales of shares of our Common Stock do not occur, the mere perception of the possibility of these sales could depress the market price of shares of our Common Stock and have a negative effect on our ability to raise capital in the future.

Changes in market conditions could adversely affect the market price of our Common Stock.

As with other publicly traded equity securities, the value of our Common Stock depends on various market conditions, which may change from time to time. In addition to the current economic environment and future volatility in the securities and credit markets, the following market conditions may affect the value of our Common Stock:

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance;

•	general stock and bond market conditions;

•	government action or regulation, including changes in tax law;

•	increases in market interest rates, which may lead investors to expect a higher annual yield from our dividend distributions in relation to the price of shares of our Common Stock;

•	changes in federal tax laws;

•	our ability to re-lease space as leases expire;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in our credit ratings; and

•	any negative change in the level of our dividend or the partial payment thereof in shares of Common Stock.

The market value of our Common Stock is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash dividends and our capital structure. Consequently, our Common Stock may trade at prices that are higher or lower than our NAV per share of Common Stock. If our future earnings or cash dividends are less than expected, the market price of our Common Stock could diminish.

The limited trading market for our Common Stock subjects our share price to greater volatility and, as a result, a holder of our Common Stock may not be able to resell his or her shares at or above the price paid for them.

Although our Common Stock is listed for trading on NASDAQ, the volume of trading in our Common Stock has been lower than many other companies listed on NASDAQ because, as of March 9, 2017, approximately 98.0% of our Common Stock is presently owned by Urban II, affiliates of CIM Group and our executive officers and directors. See “Item 1A––Risk Factors—We are controlled by an affiliate of CIM Group.” A public trading market with depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our Common Stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Limited trading volume may subject our Common Stock to greater price volatility and may make it difficult for investors to sell shares at a price that is attractive to them.

There is no public market for our Series A Preferred Stock or warrants ("Warrants") that are issued in connection with the Series A Preferred Stock and we do not expect one to develop.

There is no public market for our Series A Preferred Stock or Warrants, and we currently have no plan to list these securities on a securities exchange or to include these shares for quotation on any national securities market. Additionally, our charter contains restrictions on the ownership and transfer of our securities, and these restrictions may inhibit the ability of a holder to sell the Series A Preferred Stock or Warrants promptly or at all. Furthermore, the Warrants will expire on the fifth anniversary of the date of issuance. If a holder of our Series A Preferred Stock and Warrants desires to sell his or her Series A Preferred Stock or Warrants, he or she may only be able to sell them at a substantial discount from the price at which they were purchased.

 The Series A Preferred Stock has not been rated.

We do not plan to obtain a rating for the Series A Preferred Stock, and it is likely the Series A Preferred Stock will never be rated. No assurance can be given, however, that one or more rating agencies will not independently determine to issue such a rating or that such a rating, if issued, will not adversely affect the market price and/or liquidity of the Series A Preferred Stock. In addition, we may elect in the future to obtain a rating of the Series A Preferred Stock, which could adversely impact the market price and/or liquidity of the Series A Preferred Stock. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on negative outlook or withdrawn entirely at the discretion of the issuing rating agency. While ratings do not reflect market prices or the suitability of a security for a particular investor, such downward revision or withdrawal of a rating could have an adverse effect on the market price and/or liquidity of the Series A Preferred Stock.

Our Common Stock ranks junior to the Series A Preferred Stock with respect to dividends and upon liquidation.

The rights of the holders of shares of Series A Preferred Stock rank senior to the rights of the holders of shares of our Common Stock as to dividends and payments upon liquidation. Unless full cumulative dividends on shares of our Series A Preferred Stock for all past dividend periods have been declared and paid (or set apart for payment), we will not declare or pay dividends with respect to any shares of our Common Stock for any period. Upon liquidation, dissolution or winding up of our Company, the holders of shares of our Series A Preferred Stock are entitled to receive a liquidation preference of the stated value, initially $25 per share ("Stated Value"), plus all accrued but unpaid dividends at the rate of 5.5% per annum, prior and in preference to any dividend distribution to the holders of shares of our Common Stock or any other class of our equity securities.

The terms of our Series A Preferred Stock do not contain any financial covenants.
The terms of our Series A Preferred Stock do not contain any financial covenants such as limitations on indebtedness and distributions. As of December 31, 2016, our total consolidated indebtedness was $967,886,000 and we may incur additional debt in the future. The Series A Preferred Stock is subordinate to all of our existing and future debt and liabilities. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders or make redemptions in the event of a default under such debt agreements or other circumstances. In addition, while the Series A Preferred Stock ranks senior to our Common Stock with respect to payment of dividends and distributions upon liquidation, dissolution or winding up, we are allowed to pay dividends on our Common Stock so long as we are current in the payment of dividends on shares of our Series A Preferred Stock. Further, the terms of our Series A Preferred Stock do not restrict our ability to repurchase shares of our Common Stock. Such dividends on or repurchases of our Common Stock may reduce the amount of cash on hand to pay the redemption price of our Series A Preferred Stock in cash (if we so choose).

We have the option to redeem shares of Series A Preferred Stock under certain circumstances without the consent of the holder of such shares.

From and after the fifth anniversary of the date of original issuance of any shares of Series A Preferred Stock, we will have the right (but not the obligation) to redeem shares of our Series A Preferred Stock at 100% of the Stated Value, plus any accrued but unpaid dividends. We have the right, in our sole discretion, to pay the redemption price in cash or in equal value through the issuance of shares of Common Stock, based on the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption.

The cash dividend distributions received by holders of Common Stock or Series A Preferred Stock may be less frequent or lower in amount than expected by such holders.

Our Board of Directors will determine the amount and timing of dividend distributions on our Common Stock and Series A Preferred Stock. In making this determination, our Board of Directors will consider all relevant factors, including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, financial position, applicable requirements of the MGCL and any applicable contractual restrictions. We cannot assure that we will be able to consistently generate sufficient available cash flow to fund dividend distributions on our Common Stock or Series A Preferred Stock, nor can we assure that sufficient cash will be available to make dividend distributions on the Common Stock or Series A Preferred Stock. We cannot predict the amount of dividend distributions holders of Common Stock or Series A Preferred Stock may receive and we may be unable to pay, maintain or increase dividend distributions over time.

The ownership percentage of holders of Common Stock and Series A Preferred Stock may be diluted if we issue new shares of Common Stock or other securities, and issuances of additional preferred stock or other securities by us may further subordinate the rights of the holders of our Series A Preferred Stock and Common Stock (which holders of Series A Preferred Stock may become upon receipt of redemption payments in shares of our Common Stock or exercise of any of their Warrants into Common Stock).

Our Board of Directors is authorized, without stockholder approval, to cause us to issue additional shares of our Common Stock or to raise capital through the issuance of shares of preferred stock, including equity or debt securities convertible into Common Stock, preferred stock, options, warrants and other rights, on such terms and for such consideration as our Board of Directors in its sole discretion may determine. Any such issuance could result in dilution of the equity of our stockholders, as applicable. In addition, our Board of Directors may, in its sole discretion, authorize us to issue Common Stock or other equity or debt securities to persons from whom we purchase properties, as part or all of the purchase price of the property. Our Board of Directors, in its sole discretion, may determine the price of any Common Stock or other equity or debt securities issued in consideration of such properties or services provided, or to be provided, to us.

Our charter also authorizes our Board of Directors, without stockholder approval, to designate and issue one or more classes or series of preferred stock in addition to our Series A Preferred Stock (including equity or debt securities convertible into preferred stock) and to set or change the voting powers, conversion or other rights, preferences, restrictions, limitations as to dividends or other distributions and qualifications or terms or conditions of redemption of each class or series of shares so issued. If any additional preferred stock is publicly offered, the terms and conditions of such preferred stock (including any equity or debt securities convertible into preferred stock) will be set forth in a registration statement registering the issuance of such preferred stock or equity or debt securities convertible into preferred stock. Because our Board of Directors has the power to establish the preferences and rights of each class or series of preferred stock, it may afford the holders of any series or class of preferred stock preferences, powers, and rights senior to the rights of holders of Common Stock or the Series A Preferred Stock. If we ever create and issue additional preferred stock or equity or debt securities convertible into preferred stock with a dividend distribution preference over the Common Stock or the Series A Preferred Stock, payment of any dividend distribution preferences of such new outstanding preferred stock would reduce the amount of funds available for the payment of dividend distributions on our Common Stock and our Series A Preferred Stock. Further, holders of preferred stock are normally entitled to receive a preference payment if we liquidate, dissolve, or wind up before any payment is made to the holders of our Common Stock, likely reducing the amount the holders of our Common Stock would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of additional preferred stock may delay, prevent, render more difficult or tend to discourage, a merger, tender offer, or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management.

In addition, we may make redemption payments under the terms of the Series A Preferred Stock in shares of our Common Stock. Although the dollar amounts of such payments are unknown, the number of shares to be issued in connection with such payments may fluctuate based on the price of our Common Stock. Any sales or perceived sales in the public market of shares of our Common Stock issuable upon such redemption payments could adversely affect the prevailing market prices of shares of our Common Stock. The issuance of shares of our Common Stock upon such redemption payments also may have the effect of reducing our net income per share (or increasing our net loss per share) or reducing our NAV per share of Common Stock. In addition, the existence of Series A Preferred Stock may encourage short selling by market participants because the existence of redemption payments could depress the market price of shares of our Common Stock.

Stockholders have no rights to buy additional shares of stock or other securities if we issue new shares of stock or other securities. We may issue Common Stock, convertible debt or preferred stock pursuant to subsequent public offerings or private placements. Current investors who do not participate in any future stock issuances will experience dilution in the percentage of the issued and outstanding stock they own. In addition, depending on the terms and pricing of any future offerings and the value of our investments, current investors may experience dilution in the book value and fair market value of, and the amount of dividend distributions paid on, their shares of Series A Preferred Stock and/or Common Stock, if any.

Our ability to redeem shares of Series A Preferred Stock may be limited by Maryland law.

Under Maryland law, a corporation may redeem stock as long as, after giving effect to the redemption, the corporation is able to pay its debts as they become due in the usual course (the equity solvency test) and its total assets exceed the sum of its total liabilities plus, unless its charter permits otherwise, the amount that would be needed, if the corporation were to be dissolved at the time of the redemption, to satisfy the preferential rights upon dissolution of stockholders when preferential rights on dissolution are superior to those whose stock is being redeemed (the balance sheet solvency test). If the Company is insolvent at any time when a redemption of shares of Series A Preferred Stock is required to be made, the Company may not be able to effect such redemption.

Our charter and the warrant agreement (the "Warrant Agreement") related to the Warrants issued in conjunction with our Series A Preferred Stock contain restrictions upon ownership and transfer of the Series A Preferred Stock and exercise of the Warrants, which may impair the ability of holders to acquire the Series A Preferred Stock, the Warrants and the shares of our Common Stock upon exercise of the Warrants and upon redemption of Series A Preferred Stock, if the Company elects to pay the redemption price in shares of Common Stock.

Our charter contains restrictions on ownership and transfer of the Series A Preferred Stock and Common Stock that are intended to assist us in maintaining our qualification as a REIT for federal income tax purposes, including a prohibition on the beneficial or constructive ownership of more than 9.8%, in number or value, whichever is more restrictive, of our outstanding shares of capital stock. Additionally, the Warrant Agreement provides that Warrants may not be exercised to the extent such exercise would result in the holder’s beneficial or constructive ownership of more than 9.8%, in number or value, whichever is more restrictive, of our outstanding shares of capital stock.

Holders of our securities are subject to inflation risk.

Inflation is the reduction in the purchasing power of money resulting from the increase in the price of goods and services. Inflation risk is the risk that the inflation-adjusted, or “real,” value of an investment in our Common Stock or Series A Preferred Stock, or the income from that investment, will be worth less in the future. As inflation occurs, the real value of our Common Stock or Series A Preferred Stock and dividends payable on such shares declines because such dividend rates will remain the same.

If market interest rates go up, prospective purchasers of shares of our Common Stock or Series A Preferred Stock may expect a higher dividend rate on their investment. Higher market interest rates would not, however, result in more funds for us to pay dividends and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for dividends, and higher interest rates will not change the stated dividend rate on the Series A Preferred Stock. Thus, higher market interest rates could cause the market price of our Common Stock or Series A Preferred Stock to decline.

Holders of our securities may be required to recognize taxable income in excess of any cash or other distributions received from us, and Non-U.S. Shareholders could be subject to withholding tax on such amounts.

The Warrant Agreement provides that adjustments may be made to the exercise price or the number of shares of Common Stock issuable upon exercise of the Warrants. In certain cases, such an adjustment could result in the recognition of a taxable dividend to those shares acquired upon exercise of the Warrant even if there was no cash or other distribution from us.

If a Warrant is exercised through a “cashless exercise,” the holder of the warrant may recognize gain or loss.

The Warrant Agreement provides that, in certain cases, a holder may be required to satisfy its obligation to pay the exercise price through a “cashless exercise.” Upon such a cashless exercise, the holder may recognize taxable gain or loss.

The exercise price for our Warrants is established based on the Applicable NAV, and the Applicable NAV may not be indicative of the price at which the shares of Common Stock for which the Warrants may be exercised would trade.

The exercise price of our Warrants is based upon the Applicable NAV. As used herein, “Applicable NAV” means the fair market net asset value of the Company per share of Common Stock as most recently published by the Company at the time of the issuance of the applicable Warrant. The Company determines the Applicable NAV on an annual basis or more frequently if, in the Company’s discretion, significant developments warrant. The Company’s determination of the Applicable NAV is final and binding. The valuation methodologies underlying our NAVs will involve subjective judgments. Valuations of real properties do not necessarily represent the price at which a willing buyer would purchase our properties; therefore, there can be no assurance that we would realize the values underlying our estimated NAVs if we were to sell our assets and distribute the net proceeds to our stockholders. The values of our assets and liabilities are likely to fluctuate over time. The exercise price for Warrants may not be indicative of the price at which the shares of Common Stock for which the Warrants may be exercised would trade or of the proceeds that a stockholder would receive if we were liquidated or dissolved or of the value of our portfolio at the time holders would be able to dispose of their shares.

Shares of Common Stock issuable upon exercise of a Warrant have not been registered under the Securities Act.

If, upon any exercise of any Warrant, a registration statement covering the sale of the Common Stock issuable upon exercise of a Warrant is not effective and an exemption from such registration is not available, the holder of such Warrant may only satisfy its obligation to pay the exercise price through a “cashless exercise.” We have no obligation to file a registration statement to register the shares of Common Stock underlying any Warrants.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2016, our real estate portfolio consisted of 31 assets, all of which are fee-simple properties except for one leasehold property. As of December 31, 2016, our 24 office properties (including two parking garages, one of which has street level retail space, and two development sites, one of which is being used as a parking lot), totaling approximately 5.6 million rentable square feet, were 85.7% occupied; our multifamily properties, comprised of 930 units, were 92.0% occupied; and one hotel, which has a total of 503 rooms, had RevPAR of $119.44 for the year ended December 31, 2016.

Office Portfolio Summary as of December 31, 2016

Office

						Annualized
						Rent Per
		Rentable			Annualized	Occupied
		Square	%	%	Rent (2)	Square
Property	Market	Feet	Occupied	Leased (1)	(in thousands)	Foot
200 S College Street	Charlotte, NC	567,865	90.1%	90.4%	$12,078	$23.60
1 Kaiser Plaza	Oakland, CA	532,059	96.4%	96.4%	19,035	37.13
2101 Webster Street	Oakland, CA	472,636	98.9%	98.9%	17,601	37.64
980 9th Street	Sacramento, CA	456,266	66.6%	72.7%	9,186	30.23
211 Main Street (3)	San Francisco, CA	417,266	100.0%	100.0%	12,015	28.80
370 L'Enfant Promenade	District of Columbia	407,321	39.1%	66.9%	8,887	55.80
999 N Capitol Street	District of Columbia	321,544	84.0%	86.3%	12,209	45.19
899 N Capitol Street	District of Columbia	314,317	74.1%	84.2%	11,529	49.49
800 N Capitol Street	District of Columbia	312,759	76.1%	76.1%	10,719	45.02
1901 Harrison Street	Oakland, CA	272,908	97.5%	97.5%	9,447	35.49
830 1st Street	District of Columbia	247,337	100.0%	100.0%	10,859	43.90
1333 Broadway	Oakland, CA	240,051	92.9%	92.9%	7,388	33.12
2100 Franklin Street	Oakland, CA	216,666	98.5%	98.5%	8,205	38.44
11620 Wilshire Boulevard	Los Angeles, CA	192,818	93.0%	95.5%	6,915	38.55
3601 S Congress Avenue (4)	Austin, TX	182,484	94.0%	95.6%	5,459	31.84
4750 Wilshire Boulevard	Los Angeles, CA	143,361	100.0%	100.0%	3,686	25.71
7083 Hollywood Boulevard	Los Angeles, CA	82,180	97.3%	97.3%	3,076	38.45
260 Townsend Street	San Francisco, CA	65,694	78.8%	78.8%	3,571	68.97
11600 Wilshire Boulevard	Los Angeles, CA	55,638	80.0%	82.1%	2,253	50.62
Lindblade Media Center (5)	Los Angeles, CA	32,428	100.0%	100.0%	1,349	41.60
Total Office (20 Properties)		5,533,598	86.1%	89.6%	$175,467	$36.81

Other Ancillary Properties within Office Portfolio

Annualized
		Rentable				Rent Per
		Square		%	Annualized	Occupied
		Feet	%	Leased (1)	Rent (2)	Square
Property	Market	(Retail)	Occupied	(Retail)	(in thousands)	Foot
1010 8th Street Parking Garage & Retail	Sacramento, CA	31,133	10.7%	10.7%	$24	$7.07
901 N Capitol Street	District of Columbia	N/A (6)	N/A	N/A	N/A	N/A
2353 Webster Street Parking Garage	Oakland, CA	N/A	N/A	N/A	N/A	N/A
2 Kaiser Plaza Parking Lot	Oakland, CA	N/A (7)	N/A	N/A	N/A	N/A
Total Ancillary Office (4 Properties)		31,133	10.7%	10.7%	$24	$7.07

Total Office including Other Ancillary

Annualized
Rent Per
				Annualized	Occupied
	Rentable	%	%	Rent (2) (4)	Square
	Square Feet	Occupied	Leased (1)	(in thousands)	Foot
Total Office incl. Other Ancillary (24 Properties)	5,564,731	85.7%	89.1%	$175,491	$36.79

(1)	Based on leases signed as of December 31, 2016.

(2)
Represents gross monthly base rent, as of December 31, 2016, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

(3)	In February 2017, we entered into an agreement to sell our office building located at 211 Main Street.

(4)	3601 S Congress Avenue consists of ten buildings.

(5)	Lindblade Media Center consists of three buildings.

(6)	901 N Capitol Street is a 39,696 square foot parcel of land located between 899 and 999 N Capitol Street. We are entitled to develop a building we have designed with 271,233 rentable square feet.

(7)
2 Kaiser Plaza Parking Lot is a 44,642 square foot parcel of land currently being used as a surface parking lot. We are pursuing entitlements allowing us to develop a building with approximately 440,000 to 840,000 rentable square feet.

Office Portfolio Detail by Property, Market, and Submarket as of December 31, 2016

					Annualized
	Rentable			Annualized	Rent Per
	Square	%	%	Rent (2)	Occupied
Location	Feet	Occupied	Leased (1)	(in thousands)	Square Foot
NORTHERN CALIFORNIA
Oakland, CA
Lake Merritt
1 Kaiser Plaza	532,059	96.4%	96.4%	$19,035	$37.13
2101 Webster Street	472,636	98.9%	98.9%	17,601	37.64
1901 Harrison Street	272,908	97.5%	97.5%	9,447	35.49
2100 Franklin Street	216,666	98.5%	98.5%	8,205	38.44
2353 Webster Street Parking Garage	N/A	N/A	N/A	N/A	N/A
2 Kaiser Plaza Parking Lot	N/A (6)	N/A	N/A	N/A	N/A
Total Lake Merritt	1,494,269	97.7%	97.7%	54,288	37.19
City Center
1333 Broadway	240,051	92.9%	92.9%	7,388	33.12
Total Oakland, CA	1,734,320	97.0%	97.0%	61,676	36.66
San Francisco, CA
South Financial District
211 Main Street (3)	417,266	100.0%	100.0%	12,015	28.80
South of Market
260 Townsend Street	65,694	78.8%	78.8%	3,571	68.97
Total San Francisco, CA	482,960	97.1%	97.1%	15,586	33.24
Sacramento, CA
Downtown/Midtown
980 9th Street	456,266	66.6%	72.7%	9,186	30.23
1010 8th Street Parking Garage & Retail	31,133	10.7%	10.7%	24	7.07
Total Sacramento, CA	487,399	63.0%	68.8%	9,210	29.98
TOTAL NORTHERN CALIFORNIA	2,704,679	90.9%	91.9%	$86,472	$35.17

SOUTHERN CALIFORNIA
Los Angeles, CA
West Los Angeles
11620 Wilshire Boulevard	192,818	93.0%	95.5%	$6,915	$38.55
11600 Wilshire Boulevard	55,638	80.0%	82.1%	2,253	50.62
Lindblade Media Center (4)	32,428	100.0%	100.0%	1,349	41.60
Total West Los Angeles	280,884	91.2%	93.4%	10,517	41.06
Mid-Wilshire
4750 Wilshire Boulevard	143,361	100.0%	100.0%	3,686	25.71
Hollywood/Sunset
7083 Hollywood Boulevard	82,180	97.3%	97.3%	3,076	38.45
Total Los Angeles, CA	506,425	94.7%	95.9%	17,279	36.03
TOTAL SOUTHERN CALIFORNIA	506,425	94.7%	95.9%	$17,279	$36.03

(Continued)

Office Portfolio Detail by Property, Market, and Submarket as of December 31, 2016 (Continued)

					Annualized
	Rentable			Annualized	Rent Per
	Square	%	%	Rent (2)	Occupied
Location	Feet	Occupied	Leased (1)	(in thousands)	Square Foot
EAST
Washington, DC
Capitol Hill
999 N Capitol Street	321,544	84.0%	86.3%	$12,209	$45.19
899 N Capitol Street	314,317	74.1%	84.2%	11,529	49.49
800 N Capitol Street	312,759	76.1%	76.1%	10,719	45.02
830 1st Street	247,337	100.0%	100.0%	10,859	43.90
901 N Capitol Street	N/A (7)	N/A	N/A	N/A	N/A
Total Capitol Hill	1,195,957	82.6%	85.9%	45,316	45.87
Southwest
370 L'Enfant Promenade	407,321	39.1%	66.9%	8,887	55.80
Total Washington, DC	1,603,278	71.6%	81.1%	54,203	47.22
Charlotte, NC
Uptown
200 S College Street	567,865	90.1%	90.4%	12,078	23.60
TOTAL EAST	2,171,143	76.4%	83.5%	$66,281	$39.96

SOUTHWEST
Austin, TX
South
3601 S Congress Avenue (5)	182,484	94.0%	95.6%	$5,459	$31.84
TOTAL SOUTHWEST	182,484	94.0%	95.6%	$5,459	$31.84

TOTAL PORTFOLIO	5,564,731	85.7%	89.1%	$175,491	$36.79

(1)	Based on leases signed as of December 31, 2016.

(2)
Represents gross monthly base rent, as of December 31, 2016, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

(3)	In February 2017, we entered into an agreement to sell our office building located at 211 Main Street.

(4)	Lindblade Media Center consists of three buildings.

(5)	3601 S Congress Avenue consists of ten buildings.

(6)
2 Kaiser Plaza Parking Lot is a 44,642 square foot parcel of land currently being used as a surface parking lot. We are pursuing entitlements allowing us to develop a building with approximately 440,000 to 840,000 rentable square feet.

(7)	901 N Capitol Street is a 39,696 square foot parcel of land located between 899 and 999 N Capitol Street. We are entitled to develop a building we have designed with 271,233 rentable square feet.

Multifamily Portfolio Summary as of December 31, 2016

				Annualized	Monthly Rent
			%	Rent (2)	Per Occupied
Property	Market	Units	Occupied (1)	(in thousands)	Unit
4649 Cole Avenue (3)	Dallas, TX	334	94.3%	$5,439	$1,439
4200 Scotland Street	Houston, TX	308	93.2%	5,721	1,661
47 E 34th Street	New York, NY	110	85.5%	5,580	4,947
3636 McKinney Avenue	Dallas, TX	103	92.2%	1,978	1,735
3839 McKinney Avenue (4)	Dallas, TX	75	86.7%	1,296	1,661
Total Multifamily (5 Properties)		930	92.0%	$20,014	$1,948

(1)	Based on number of units occupied as of December 31, 2016.

(2)	Represents gross monthly base rent under leases commenced as of December 31, 2016, multiplied by twelve. This amount reflects total cash rent before concessions.

(3)	4649 Cole Avenue consists of fifteen buildings.

(4)	3839 McKinney Avenue consists of two buildings.

Hotel Portfolio Summary as of December 31, 2016

				Revenue Per
			%	Available
Property	Market	Rooms	Occupied (1)	Room (2)
Sheraton Grand Hotel (3)	Sacramento, CA	503	78.1%	$119.44
Total Hotel (1 Property)		503	78.1%	$119.44

Other Ancillary Properties within Hotel Portfolio

		Rentable			Annualized
		Square	%	%	Rent (Parking
		Feet	Occupied	Leased	and Retail) (5)
Property	Market	(Retail)	(Retail)	(Retail) (4)	(in thousands)
Sheraton Grand Hotel Parking
Garage & Retail	Sacramento, CA	9,453	88.3%	88.3%	$1,989
Total Ancillary Hotel (1 Property)		9,453	88.3%	88.3%	$1,989

(1)	Represents trailing 12-month occupancy as of December 31, 2016, calculated as the number of occupied rooms divided by the number of available rooms.

(2)	Represents trailing 12-month RevPAR as of December 31, 2016, calculated as room revenue divided by the number of available rooms.

(3)	The Sheraton Grand Hotel is part of the Sheraton franchise and is managed by Starwood Hotels and Resorts Worldwide, Inc.

(4)	Based on leases signed as of December 31, 2016.

(5)
Represents gross monthly contractual rent under parking and retail leases commenced as of December 31, 2016, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

Office Portfolio—Top 10 Tenants by Annualized Rental Revenue as of December 31, 2016

		Credit
		Rating					% of
		(S&P /		Annualized	% of	Rentable	Rentable
		Moody's /	Lease	Rent(1)	Annualized	Square	Square
Tenant	Property	Fitch)	Expiration	(in thousands)	Rent	Feet	Feet
U.S. Federal Government Agencies (2)	Various	AA+ / Aaa / AAA	2017 - 2026	$37,711	21.4%	864,805	15.5%
Kaiser Foundation Health Plan, Inc.	1 Kaiser Plaza/2101 Webster Street	AA- / - / A+	2017 - 2027	17,291	9.9%	469,754	8.4%
Charles Schwab & Co., Inc.	211 Main Street (3)	A / A2 / A	2028	12,015	6.8%	417,266	7.5%
The District of Columbia	899 N Capitol Street	AA / Aa1 / AA	2021	9,109	5.2%	174,203	3.1%
Pandora Media, Inc.	2100 Franklin Street/2101 Webster Street	- / - / -	2020	6,980	4.0%	183,783	3.3%
Wells Fargo Bank, N.A.	1901 Harrison Street	A / A2 / AA-	2018 - 2023	5,025	2.9%	147,520	2.7%
Branch Banking & Trust Company	200 S College Street	A / Aa1 / A+	2017 - 2028	4,771	2.7%	204,975	3.7%
Farmers Group, Inc.	4750 Wilshire Boulevard	A+ / A2 / -	2019	3,686	2.1%	143,361	2.6%
Neighborhood Reinvestment Corporation	999 N Capitol Street	- / - / -	2023	3,369	1.9%	67,611	1.2%
Accenture	370 L'Enfant Promenade/1 Kaiser Plaza	A+ / A1 / A+	2017 - 2018	2,944	1.7%	55,120	1.0%
Total for Top Ten Tenants				102,901	58.6%	2,728,398	49.0%
All Other Tenants				72,590	41.4%	2,041,506	36.7%
Vacant				—	—%	794,827	14.3%
Total for Portfolio				$175,491	100.0%	5,564,731	100.0%

(1)
Represents gross monthly base rent, as of December 31, 2016, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

(2)	Represents 18 different leases at various properties.

(3)	In February 2017, we entered into an agreement to sell our office building located at 211 Main Street.

Office Portfolio—Diversification by NAICS code as of December 31, 2016

	Annualized	% of	Rentable
	Rent (1)	Annualized	Square	% of Rentable
NAICS Code	(in thousands)	Rent	Feet	Square Feet
Public Administration	$54,842	31.2%	1,264,178	22.8%
Finance and Insurance	31,659	18.0%	1,115,671	20.1%
Professional, Scientific, and Technical Services	27,141	15.4%	695,531	12.5%
Health Care and Social Assistance	22,460	12.8%	590,381	10.6%
Information	9,963	5.7%	271,870	4.9%
Real Estate and Rental and Leasing	6,184	3.5%	183,745	3.3%
Other Services (except Public Administration)	6,121	3.5%	165,733	3.0%
Educational Services	2,991	1.7%	94,267	1.7%
Construction	2,734	1.6%	49,715	0.9%
Manufacturing	2,379	1.4%	62,025	1.1%
Accommodation and Food Services	2,340	1.3%	63,311	1.1%
Arts, Entertainment, and Recreation	2,239	1.3%	57,931	1.0%
Administrative and Support and Waste Management and Remediation Services	1,934	1.1%	79,625	1.4%
Retail Trade	1,181	0.7%	40,736	0.7%
Management of Companies and Enterprises	847	0.5%	19,072	0.3%
Wholesale Trade	476	0.3%	16,113	0.3%
Vacant	—	—%	794,827	14.3%
TOTAL PORTFOLIO	$175,491	100.0%	5,564,731	100.0%

(1)
Represents gross monthly base rent, as of December 31, 2016, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

Office Portfolio—Lease Expiration as of December 31, 2016

	Square Feet	% of Square	Annualized	% of Annualized	Annualized Rent
Year of Lease	of Expiring	Feet	Rent (1)	Rent	Per Occupied
Expiration	Leases	Expiring	(in thousands)	Expiring	Square Foot
2017(2)	373,490	7.8%	$12,115	6.9%	$32.44
2018	453,825	9.5%	17,296	9.9%	$38.11
2019	522,480	11.0%	17,549	10.0%	$33.59
2020	505,826	10.6%	18,385	10.5%	$36.35
2021	706,631	14.8%	29,551	16.8%	$41.82
2022	362,893	7.6%	13,703	7.8%	$37.76
2023	345,731	7.2%	12,965	7.4%	$37.50
2024	48,246	1.0%	1,619	0.9%	$33.56
2025	385,999	8.1%	14,333	8.2%	$37.13
2026	347,015	7.3%	15,862	9.0%	$45.71
Thereafter	717,768	15.1%	22,113	12.6%	$30.81
Total Occupied	4,769,904	100.0%	$175,491	100.0%	$36.79
Vacant	794,827
Total Portfolio	5,564,731

(1)
Represents gross monthly base rent, as of December 31, 2016, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

(2)	Includes 61,210 square feet of month-to-month leases.

Office Portfolio—Historical Occupancy

	December 31,
	2016
	Rentable	Occupancy Rates (1)
Property	Square Feet	2012	2013	2014	2015	2016
200 S College Street	567,865	94.6%	82.7%	68.3%	66.9%	90.1%
1 Kaiser Plaza	532,059	89.0%	90.8%	91.0%	96.7%	96.4%
2101 Webster Street	472,636	92.9%	82.8%	81.9%	98.9%	98.9%
980 9th Street	456,266	84.3%	80.5%	83.4%	64.0%	66.6%
211 Main Street (2)	417,266	100.0%	100.0%	100.0%	100.0%	100.0%
370 L'Enfant Promenade	407,321	91.1%	88.7%	89.0%	87.7%	39.1%
999 N Capitol Street	321,544	52.6%	83.1%	84.0%	84.0%	84.0%
899 N Capitol Street	314,317	62.7%	51.1%	52.2%	73.7%	74.1%
800 N Capitol Street	312,759	97.2%	94.8%	93.2%	76.1%	76.1%
1901 Harrison Street	272,908	86.8%	87.0%	99.4%	98.2%	97.5%
830 1st Street	247,337	100.0%	100.0%	100.0%	100.0%	100.0%
1333 Broadway	240,051	80.7%	72.1%	82.6%	92.9%	92.9%
2100 Franklin Street	216,666	54.8%	73.1%	83.5%	96.7%	98.5%
11620 Wilshire Boulevard	192,818	66.4%	65.5%	84.5%	91.5%	93.0%
3601 S Congress Avenue (3)	182,484	90.6%	90.7%	91.1%	97.4%	94.0%
4750 Wilshire Boulevard (4)	143,361	N/A	N/A	100.0%	100.0%	100.0%
7083 Hollywood Boulevard	82,180	92.9%	96.3%	96.3%	97.3%	97.3%
260 Townsend Street	65,694	100.0%	100.0%	89.5%	89.7%	78.8%
11600 Wilshire Boulevard	55,638	78.2%	74.7%	78.5%	84.7%	80.0%
500 West Santa Ana Boulevard (5)	N/A	100.0%	100.0%	100.0%	N/A	N/A
Lindblade Media Center (6)	32,428	N/A	N/A	100.0%	100.0%	100.0%
1010 8th Street Parking Garage & Retail	31,133	15.8%	16.3%	9.9%	9.6%	10.7%
901 N Capitol Street	N/A (7)	N/A	N/A	N/A	N/A	N/A
2353 Webster Street Parking Garage	N/A	N/A	N/A	N/A	N/A	N/A
2 Kaiser Plaza Parking Lot	N/A (8)	N/A	N/A	N/A	N/A	N/A
Total Weighted Average	5,564,731	85.0%	84.0%	85.1%	86.9%	85.7%

(1)	Historical occupancies for office properties are shown as a percentage of rentable square feet and are based on leases commenced as of December 31st of each historical year.

(2)	In February 2017, we entered into an agreement to sell our office building located at 211 Main Street.

(3)	3601 S Congress Avenue consists of ten buildings.

(4)	4750 Wilshire Boulevard was acquired on April 18, 2014.

(5)	500 West Santa Ana Boulevard, with 37,116 rentable square feet, was sold on November 19, 2015.

(6)	Lindblade Media Center was acquired on October 21, 2014, and consists of three buildings.

(7)	901 N Capitol Street is a 39,696 square foot parcel of land located between 899 and 999 N Capitol Street. We are entitled to develop a building we have designed with 271,233 rentable square feet.

(8)
2 Kaiser Plaza Parking Lot is a 44,642 square foot parcel of land currently being used as a surface parking lot. We are pursuing entitlements allowing us to develop a building with approximately 440,000 to 840,000 rentable square feet.

Office Portfolio—Historical Annualized Rents

	December 31,
	2016
	Rentable	Annualized Rent Per Occupied Square Foot(1)
Property	Square Feet	2012	2013	2014	2015	2016
200 S College Street	567,865	$22.55	$22.20	$22.61	$23.33	$23.60
1 Kaiser Plaza	532,059	36.68	37.14	36.50	34.24	37.13
2101 Webster Street	472,636	37.68	38.10	38.84	36.76	37.64
980 9th Street	456,266	31.99	31.36	30.47	29.69	30.23
211 Main Street (2)	417,266	28.68	28.78	28.69	28.81	28.80
370 L'Enfant Promenade	407,321	51.21	51.41	51.25	51.94	55.80
999 N Capitol Street	321,544	42.08	42.26	44.18	44.82	45.19
899 N Capitol Street	314,317	46.91	50.22	52.36	50.44	49.49
800 N Capitol Street	312,759	42.68	46.01	45.19	45.36	45.02
1901 Harrison Street	272,908	31.21	33.20	33.74	34.02	35.49
830 1st Street	247,337	39.89	40.73	42.42	42.53	43.90
1333 Broadway	240,051	29.62	28.89	30.17	31.07	33.12
2100 Franklin Street	216,666	38.69	40.96	37.20	37.65	38.44
11620 Wilshire Boulevard	192,818	35.76	35.64	30.50	35.07	38.55
3601 S Congress Avenue (3)	182,484	23.94	25.29	27.28	30.21	31.84
4750 Wilshire Boulevard (4)	143,361	N/A	N/A	25.45	25.03	25.71
7083 Hollywood Boulevard	82,180	32.59	35.37	35.61	38.35	38.45
260 Townsend Street	65,694	31.71	32.48	58.02	64.92	68.97
11600 Wilshire Boulevard	55,638	43.78	43.97	45.89	49.23	50.62
500 West Santa Ana Boulevard (5)	N/A	20.42	20.17	20.40	N/A	N/A
Lindblade Media Center (6)	32,428	N/A	N/A	31.51	39.88	41.60
1010 8th Street Parking Garage & Retail	31,133	5.37	7.16	6.81	6.63	7.07
901 N Capitol Street	N/A (7)	N/A	N/A	N/A	N/A	N/A
2353 Webster Street Parking Garage	N/A	N/A	N/A	N/A	N/A	N/A
2 Kaiser Plaza Parking Lot	N/A (8)	N/A	N/A	N/A	N/A	N/A
Total Weighted Average	5,564,731	$35.39	$36.10	$36.25	$36.75	$36.79

(1)
Annualized Rent Per Occupied Square Foot represents annualized gross rent divided by total occupied square feet as of December 31 of each historical year. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

(2)	In February 2017, we entered into an agreement to sell our office building located at 211 Main Street.

(3)	3601 S Congress Avenue consists of ten buildings.

(4)	4750 Wilshire Boulevard was acquired on April 18, 2014.

(5)	500 West Santa Ana Boulevard, with 37,116 rentable square feet, was sold on November 19, 2015.

(6)	Lindblade Media Center was acquired on October 21, 2014, and consists of three buildings.

(7)	901 N Capitol Street is a 39,696 square foot parcel of land located between 899 and 999 N Capitol Street. We are entitled to develop a building we have designed with 271,233 rentable square feet.

(8)
2 Kaiser Plaza Parking Lot is a 44,642 square foot parcel of land currently being used as a surface parking lot. We are pursuing entitlements allowing us to develop a building with approximately 440,000 to 840,000 rentable square feet.

Multifamily Portfolio—Historical Occupancy

		Occupancy Rates (1)
Property	Units	2012	2013	2014	2015	2016
4649 Cole Avenue (2)	334	92.2%	93.1%	88.9%	93.1%	94.3%
4200 Scotland Street	308	96.4%	91.9%	92.2%	91.2%	93.2%
47 E 34th Street	110	100.0%	100.0%	100.0%	89.1%	85.5%
3636 McKinney Avenue	103	97.1%	97.1%	98.1%	94.2%	92.2%
3839 McKinney Avenue (3)	75	98.7%	94.7%	94.7%	96.0%	86.7%
Total Weighted Average	930	95.6%	94.1%	92.8%	92.4%	92.0%

(1)	Historical occupancies for multifamily properties are based on leases commenced as of December 31st of each historical year and were calculated using units and not square feet.

(2)	4649 Cole Avenue consists of fifteen buildings.

(3)	3839 McKinney Avenue consists of two buildings.

Multifamily Portfolio—Historical Annualized Rents

		Monthly Rent Per Occupied Unit (1)
Property	Units	2012	2013	2014	2015	2016
4649 Cole Avenue (2)	334	$1,188	$1,282	$1,366	$1,404	$1,439
4200 Scotland Street	308	1,740	1,775	1,797	1,768	1,661
47 E 34th Street	110	3,712	3,880	4,188	4,642	4,947
3636 McKinney Avenue	103	1,473	1,529	1,647	1,696	1,735
3839 McKinney Avenue (3)	75	1,479	1,526	1,590	1,597	1,661
Total Weighted Average	930	$1,741	$1,816	$1,919	$1,942	$1,948

(1)	Represents gross monthly base rent under leases commenced divided by occupied units as of December 31st of each historical year. This amount reflects total cash rent before concessions.

(2)	4649 Cole Avenue consists of fifteen buildings.

(3)	3839 McKinney Avenue consists of two buildings.

Multifamily Portfolio Overview as of December 31, 2016

							Monthly
			Rentable			Annualized	Rent Per	%
			Square	Year	Year	Rent (1)	Occupied	Occupancy
Property	Location	Units	Feet	Built	Acquired	(in thousands)	Unit (2)	(3)
4649 Cole Avenue (4)	Dallas, TX	334	283,438	1994	2010	$5,439	$1,439	94.3%
4200 Scotland Street	Houston, TX	308	297,404	2009	2010	5,721	1,661	93.2%
47 E 34th Street (5)	New York, NY	110	78,085	2009	2011	5,580	4,947	85.5%
3636 McKinney Avenue	Dallas, TX	103	98,335	2006	2010	1,978	1,735	92.2%
3839 McKinney Avenue (6)	Dallas, TX	75	68,817	2006	2010	1,296	1,661	86.7%
Total/Weighted Average		930	826,079					92.0%

(1)	Represents gross monthly base rent under leases commenced as of December 31, 2016, multiplied by twelve. This amount reflects total cash rent before concessions.

(2)	Represents gross monthly base rent under leases commenced divided by occupied units as of December 31st of each historical year. This amount reflects total cash rent before concessions.

(3)	Based on number of units occupied as of December 31, 2016.

(4)	4649 Cole Avenue consists of fifteen buildings.

(5)	Rentable square feet and annualized rent exclude 3,847 rentable square feet of retail, which is 100.0% occupied.

(6)	3839 McKinney Avenue consists of two buildings.

Hotel Portfolio—Historical Occupancy Rates as of December 31, 2016

			Occupancy (%) (1)
Hotel Location	Franchise	Rooms	2012	2013	2014	2015	2016
Sacramento, CA	Sheraton	503	73.0%	75.5%	75.3%	77.5%	78.1%
Los Angeles, CA (2) (3)	Holiday Inn	405	N/A	69.0%	89.2%	87.9%	81.1%
Oakland, CA (4)	Courtyard	162	77.7%	79.0%	80.2%	81.9%	74.3%
Weighted Average		1,070	74.2%	75.4%	81.3%	82.1%	78.9%

(1)
Historical occupancies for hotel properties are shown as a percentage of rentable rooms and represent the trailing 12-months occupancy as of December 31st of each historical year. For properties sold during the year, occupancy is presented for our period of ownership only.

(2)
CIM Urban was the lender to the LAX Holiday Inn and held the first mortgage secured by the property until a subsidiary of CIM Urban submitted the highest bid at a foreclosure auction that took place on October 8, 2013 and subsequently took possession of the LAX Holiday Inn. The 2013 metrics presented above are for a partial year and represent the values for our period of ownership only.

(3)	This property was sold in July 2016.

(4)	This property was sold in February 2016.

Hotel Portfolio—Historical Average Daily Rates as of December 31, 2016

			Average Daily Rate (Price) Per Room/Suite ($) (1)
Hotel Location	Franchise	Rooms	2012	2013	2014	2015	2016
Sacramento, CA	Sheraton	503	$130.82	$129.48	$140.75	$148.24	$152.89
Los Angeles, CA (2) (3)	Holiday Inn	405	N/A	82.25	93.08	100.46	123.24
Oakland, CA (4)	Courtyard	162	122.95	131.83	151.27	173.05	169.58
Weighted Average		1,070	$128.81	$124.70	$122.52	$132.61	$144.06

(1)
Represents trailing 12-months average daily rate as of December 31st of each historical year, calculated by dividing the amount of room revenue by the number of occupied rooms. For properties sold during the year, the average daily rate is presented for our period of ownership only.

(2)
CIM Urban was the lender to the LAX Holiday Inn and held the first mortgage secured by the property until a subsidiary of CIM Urban submitted the highest bid at a foreclosure auction that took place on October 8, 2013 and subsequently took possession of the LAX Holiday Inn. The 2013 metrics presented above are for a partial year and represent the values for our period of ownership only.

(3)	This property was sold in July 2016.

(4)	This property was sold in February 2016.

Hotel Portfolio—Historical Revenue per Available Room/Suite as of December 31, 2016

			Revenue Per Available Room/Suite ($) (1)
Hotel Location	Franchise	Rooms	2012	2013	2014	2015	2016
Sacramento, CA	Sheraton	503	$95.54	$97.74	$105.95	$114.83	$119.44
Los Angeles, CA (2) (3)	Holiday Inn	405	N/A	56.74	83.06	88.35	99.98
Oakland, CA (4)	Courtyard	162	95.57	104.13	121.31	141.72	126.00
Weighted Average		1,070	$95.55	$94.06	$99.61	$108.88	$113.73

(1)
Represents trailing 12-months revenue per available room as of December 31st of each historical year, calculated by dividing the amount of room revenue by the number of available rooms. For properties sold during the year, RevPAR is presented for our period of ownership only.

(2)
CIM Urban was the lender to the LAX Holiday Inn and held the first mortgage secured by the property until a subsidiary of CIM Urban submitted the highest bid at a foreclosure auction that took place on October 8, 2013 and subsequently took possession of the LAX Holiday Inn. The 2013 metrics presented above are for a partial year and represent the values for our period of ownership only.

(3)	This property was sold in July 2016.

(4)	This property was sold in February 2016.

Property Indebtedness as of December 31, 2016

	Outstanding			Balance Due
	Principal			At Maturity
	Balance	Interest	Maturity	Date	Prepayment/
Property	(in thousands)	Rate	Date	(in thousands)	Defeasance
211 Main Street (6)	$26,136	6.65%	7/15/2018	$21,136	(1)
4649 Cole Avenue	23,560	5.39%	3/1/2021	21,490	(2)
3636 McKinney Avenue	9,363	5.39%	3/1/2021	8,540	(2)
3839 McKinney Avenue	6,211	5.39%	3/1/2021	5,665	(2)
4200 Scotland Street	29,167	5.18%	6/5/2021	26,232	(3)
1 Kaiser Plaza	97,100	4.14%	7/1/2026	97,100	(4)
2101 Webster Street	83,000	4.14%	7/1/2026	83,000	(4)
2100 Franklin Street	80,000	4.14%	7/1/2026	80,000	(4)
1901 Harrison Street	42,500	4.14%	7/1/2026	42,500	(4)
1333 Broadway	39,500	4.14%	7/1/2026	39,500	(4)
260 Townsend Street	28,200	4.14%	7/1/2026	28,200	(4)
7083 Hollywood Boulevard	21,700	4.14%	7/1/2026	21,700	(4)
830 1st Street	46,000	4.50%	1/5/2027	42,008	(5)
Total/Weighted Average	$532,437	4.44%		$517,071

(1)	Loan is subject to a prepayment fee equal to the greater of (a) one percent (1%) of the outstanding principal balance of the note or (b) modified yield maintenance.

(2)	Loan is prepayable but if prepaid prior to August 31, 2020 is subject to a prepayment fee equal to the greater of (a) one percent (1%) of the principal being prepaid or (b) yield maintenance.

(3)
Loan is prepayable but is subject to a prepayment fee equal to the greater of (a) one percent (1%) of the principal amount being prepaid multiplied by the quotient of the number of months until maturity divided by the term of the note or (b) the present value of the loan less the amount being prepaid.

(4)	Loan is generally not prepayable prior to April 1, 2026.

(5)
Loan is prepayable but is subject to a prepayment fee equal to the greater of (a) one percent (1%) of the principal amount being prepaid multiplied by the quotient of the number of months until maturity divided by the term of the note or (b) the present value of the loan less the principal and accrued interest being prepaid.

(6)	In February 2017, we entered into an agreement to sell our office building located at 211 Main Street.

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

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Marketplace Designation, Sales Price Information and Holders

Shares of our common stock trade on NASDAQ under the ticker symbol “CMCT.” The following table sets forth the high and low sales prices by quarter for our Common Stock, as well as the regular dividends per share declared during 2016 and 2015 as reported on NASDAQ.

			Regular
			Quarterly
			Dividends
Quarter Ended	High	Low	Per Share
December 31, 2016	$16.15	$15.14	$0.21875
September 30, 2016	$16.97	$14.54	$0.21875
June 30, 2016	$20.27	$16.01	$0.21875
March 31, 2016	$18.99	$15.14	$0.21875
December 31, 2015	$21.27	$14.72	$0.21875
September 30, 2015	$21.55	$14.31	$0.21875
June 30, 2015	$19.45	$16.90	$0.21875
March 31, 2015	$18.86	$14.50	$0.21875

On March 9, 2017, there were approximately 550 holders of record of our Common Stock, excluding stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers. The last reported sales price of our Common Stock on March 9, 2017 was $15.85.

2.0% of shares of our Common Stock as of March 9, 2017 were held by non-affiliated stockholders.

Holders of our Common Stock are entitled to receive dividends when and as authorized by the Board of Directors and declared by us. In determining our dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, financial position, applicable requirements of the MGCL and any applicable contractual restrictions. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. There can be no assurance that the future dividends declared by our Board of Directors will not differ materially from historical dividend levels. Risks inherent in our ability to pay dividends are further described in "Item 1A—Risk Factors," of this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information at December 31, 2016 with respect to shares of our Common Stock, either under options or in respect of restricted stock awards that may be issued under existing equity compensation plans, all of which have been approved by our stockholders.

Number of shares of
Common Stock remaining
	Number of shares of		available for future
	Common Stock to be		issuances under equity
	issued upon exercise	Weighted average	compensation plans
	of outstanding	exercise price of	(all in restricted shares
Plan Category	options	outstanding options	of Common Stock)
Equity incentive plan	—	N/A	307,401

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

The line graph below compares the percentage change in the cumulative total stockholder return on our Common Stock with the cumulative total return of the S&P 500 and the FTSE NAREIT Equity REIT Index. The FTSE NAREIT Equity REIT Index is a free-float adjusted, market capitalization-weighted index of U.S. Equity REITs. The Index includes all tax-qualified REITs with more than 50 percent of total assets in qualifying real estate assets other than mortgages secured by real property. In 2014, we transitioned from a mortgage REIT to an equity REIT as a result of the Merger. Therefore, for years prior to 2014, the stock price shown below for CMCT is that of our predecessor, PMC Commercial Trust (ticker symbol "PCC"). All returns assume an investment of $100 on December 31, 2011 and the reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	Period Ending December 31,
Index	2011	2012	2013	2014	2015	2016
CIM Commercial Trust Corporation	100.00	109.50	140.77	111.01	120.62	126.37
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
FTSE NAREIT Equity REIT	100.00	118.08	121.15	157.06	161.86	175.95

Source: SNL Financial LC

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Repurchases of Common Stock or Series A Preferred Stock

None.

Item 6.  Selected Financial Data

The following is a summary of our selected financial data as of and for each of the five years in the period ended December 31, 2016. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected financial data presented below has been derived from our audited consolidated financial statements. Certain prior period amounts have been reclassified to conform with the current period presentation.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Total revenues	$265,931	$276,948	$262,827	$235,813	$232,513
Total expenses	273,239	273,122	253,998	221,134	212,716
Bargain purchase gain	—	—	4,918	—	—
Gain on sale of real estate	39,666	3,092	—	—	—
Income from continuing operations before provision for income taxes	32,358	6,918	13,747	14,679	19,797
Provision for income taxes	1,646	806	604	—	—
Net income from continuing operations	30,712	6,112	13,143	14,679	19,797
Net income from discontinued operations (1)	3,853	18,291	11,455	—	—
Net income	34,565	24,403	24,598	14,679	19,797
Net income attributable to noncontrolling interests	(18)	(11)	(220)	(213)	(208)
Net income attributable to the Company	34,547	24,392	24,378	14,466	19,589
Redeemable preferred stock dividends	(9)	—	—	—	—
Net income available to common stockholders	$34,538	$24,392	$24,378	$14,466	$19,589
Funds from operations (FFO) available to common stockholders	$66,840	$93,661	$93,425	$83,110	$89,532
Common dividends (2)	$77,316	$85,389	$85,048	$104,035	$72,987
Common dividends per share (3)	$0.875	$0.875	$0.875	$1.090	$0.765
Weighted average shares of common stock outstanding (3)
Basic	91,328	97,588	97,173	95,440	95,440
Diluted	91,328	97,588	97,176	95,440	95,440

(1)
Net income from discontinued operations represents revenues and expenses from the parts of our lending segment acquired in March 2014 in connection with the Merger, which were discontinued during 2016 and 2015. On December 17, 2015, we sold substantially all of our commercial mortgage loans with a carrying value of $77,121,000 to an unrelated third party and recognized a gain of $5,151,000. On December 29, 2016, we sold our commercial real estate lending subsidiary, which was classified as held for sale and had a carrying value of $27,587,000, which was equal to management's estimate of fair value, to a fund managed by an affiliate of CIM Group. We did not recognize any gain or loss in connection with the transaction. Management's estimate of fair value was determined with assistance from an independent third party valuation firm. In September 2016, we discontinued our efforts to sell the SBA 7 (a) lending platform, and as a result, $1,988,000 and $1,183,000 for the years ended December 31, 2015 and 2014, respectively, has been reclassified from net income from discontinued operations to net income from continuing operations.

(2)
Dividends in 2014 do not include PMC Commercial’s pre-Merger dividends or the special dividend paid to PMC Commercial’s stockholders; however, these amounts do include the dividends paid on the shares of preferred stock issued to Urban II in connection with the Merger on an as converted basis. Dividends in 2012 through the Acquisition Date (March 11, 2014) represent distributions by CIM Urban in respect of its limited partnership interests. Dividends in the year ended December 31, 2013 include five distributions.

(3)	Unaudited Pro Forma, as if the shares issued in connection with the Merger occurred on January 1, 2012.

	At December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Total assets (1)	$2,022,884	$2,092,060	$2,088,902	$1,832,349	$1,868,195
Debt (1)	967,886	693,956	644,835	392,977	343,114
Redeemable preferred stock	1,426	—	—	—	—
Equity	966,589	1,297,347	1,359,816	1,376,483	1,466,073

(1)
On January 1, 2016, we adopted FASB Accounting Standards Update No. 2015-03, which required our debt issuance costs previously included in deferred rent receivable and charges to be reclassified to debt on our consolidated balance sheets. This change was applied retrospectively to all prior periods presented resulting in a reclassification from total assets to debt of $6,113,000, $5,780,000, $2,128,000 and $2,517,000 for the years ended December 31, 2015, 2014, 2013 and 2012, respectively. Additionally, in September 2016, we discontinued our efforts to sell the SBA 7 (a) lending platform, and we reclassified $37,121,000 and $41,901,000 at December 31, 2015 and 2014, respectively, from liabilities associated with assets held for sale to debt.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes many forward-looking statements. For cautions about relying on such forward-looking statements, please see “Forward-Looking Statements” at the beginning of this report immediately prior to Item 1. All references to our Common Stock and related per share data have been adjusted in this report to reflect the Reverse Split Amendment.

Executive Summary

The Merger

On July 8, 2013, PMC Commercial entered into the Merger Agreement with CIM REIT, an affiliate of CIM Group, and subsidiaries of the respective parties. CIM REIT was a private commercial REIT and was the owner of CIM Urban. The Merger was completed on March 11, 2014.

The Merger Agreement provided for the business combination of CIM REIT’s wholly-owned subsidiary, CIM Urban, and PMC Commercial. Pursuant to the Merger Agreement, Urban II, an affiliate of CIM REIT and CIM Urban, received 4,400,000 shares of newly-issued PMC Commercial common stock and approximately 65,000,000 shares of newly-issued PMC Commercial preferred stock. Following the Merger and subsequent increase in our authorized number of shares, each share of PMC Commercial preferred stock was converted into 1.4 shares of PMC Commercial common stock, resulting in the issuance of 95,440,000 shares of PMC Commercial common stock in the aggregate in connection with the Merger, representing approximately 97.8% of PMC Commercial’s outstanding shares of common stock at the time.

All shares of PMC Commercial common stock that were outstanding immediately prior to the closing of the Merger continued to remain outstanding following the Acquisition Date. In addition, stockholders of record of PMC Commercial at the close of the business day prior to the Acquisition Date received a special cash dividend of $27.50 per share of PMC Commercial common stock plus the pro-rata portion of PMC Commercial’s regular quarterly cash dividend accrued through the Acquisition Date, each of which was paid on March 25, 2014.

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

On April 28, 2014, PMC Commercial's charter was amended to increase the authorized shares of stock of PMC Commercial from 100,000,000 to 1,000,000,000 shares (of which 900,000,000 are shares of PMC Commercial common stock and 100,000,000 are shares of PMC Commercial preferred stock) and PMC Commercial changed its state of incorporation from Texas to Maryland by means of a merger of PMC Commercial with and into a newly formed, wholly-owned Maryland corporate subsidiary. Also, on April 28, 2014, PMC Commercial Trust changed its name to CIM Commercial Trust Corporation. Our Common Stock is currently traded on NASDAQ under the ticker symbol "CMCT."

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

In order to allow CIM Commercial to increase its focus on Class A and creative office investments, our Board of Directors approved a plan in December 2014 for the lending segment that, when completed, would have resulted in the deconsolidation of the lending segment, which at that time was focused on small business lending in the hospitality industry. In July 2015, to maximize value, we modified our strategy from a strategy of selling the lending segment as a whole to a strategy of soliciting buyers for components of the business, including our commercial mortgage loans and the SBA 7(a) lending platform. This change in the sale methodology resulted in the need to extend the period to complete the sale of the remainder of the lending segment beyond one year. On December 17, 2015, pursuant to the modified plan, we sold substantially all of our commercial mortgage loans with a carrying value of $77,121,000 to an unrelated third party and recognized a gain of $5,151,000. In September 2016, we discontinued our efforts to sell the SBA 7(a) lending platform, and the activities related to the SBA 7(a) lending platform have been reclassified to continuing operations for all periods presented. On December 29, 2016, we sold our commercial real estate lending subsidiary, which was classified as held for sale and had a carrying value of $27,587,000, which was equal to management's estimate of fair value, to a fund managed by an affiliate of CIM Group. We did not recognize any gain or loss in connection with the transaction. Management's estimate of fair value was determined with assistance from an independent third party valuation firm.

Business Overview

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

Our two primary goals are (a) consistently growing our NAV and cash flows per share of Common Stock through our principal business and (b) providing liquidity to our common stockholders at prices reflecting our NAV and cash flow prospects. In that regard, in June 2016 we completed a tender offer for 10 million shares of Common Stock at a price of $21.00 per share of Common Stock, and in September 2016, we repurchased in a privately negotiated transaction, 3,628,116 shares of our Common Stock at $22.00 per share from Urban II. In furtherance of our two primary goals, we anticipate additional such transactions in the future. We are also exploring alternative means of providing liquidity to the stockholders that did not participate in the September 2016 and/or any subsequent private repurchases, to allow those stockholders to receive the economic benefit of such private repurchase(s).

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

We seek to utilize the CIM platform to acquire and improve assets within CIM’s Qualified Communities.  We believe assets in these markets provide greater returns as a result of improving demographics, public commitment, and significant private investment within the areas. Over time, we seek to expand our real estate investments in communities targeted by CIM Group for investment, supported by CIM Group’s broad real estate investment capabilities, as part of our plan to prudently grow market value and earnings.  As a matter of prudent management, we also regularly evaluate each investment within our portfolio as well as our strategies. Such review may result in dispositions when an investment no longer fits our overall objectives or investment strategies or when our view of the market value of such investment is equal to or exceeds its intrinsic value. As a result of such review, we sold an office building in Santa Ana, California in November 2015, a hotel in Oakland, California in February 2016, a hotel in Los Angeles, California in July 2016 and we entered into an agreement in February 2017 to sell an office building in San Francisco, California. Such review is likely to result in additional dispositions in 2017. The net proceeds of such dispositions may be used to provide liquidity to our common stockholders at prices reflecting our NAV and cash flow prospects.

Properties

As of December 31, 2016, our real estate portfolio consisted of 31 assets, all of which are fee-simple properties except one leasehold property. As of December 31, 2016, our 24 office properties (including two parking garages, one of which has street level retail space, and two development sites, one of which is being used as a parking lot), totaling approximately 5.6 million rentable square feet, were 85.7% occupied; our multifamily properties, comprised of 930 units, were 92.0% occupied; and one hotel, which has a total of 503 rooms, had RevPAR of $119.44 for the year ended December 31, 2016.

Strategy

Our investment strategy is to continue to primarily invest in Class A and creative office investments in vibrant and improving urban communities throughout the United States in a manner that will allow us to increase our NAV and cash flows per share of Common Stock. Our investment strategy is centered around CIM's community qualification process. We believe this strategy provides us with a significant competitive advantage when making urban real estate investments. The qualification process generally takes between six months and five years and is a critical component of CIM's investment evaluation. CIM examines the characteristics of a market to determine whether the district justifies the extensive efforts CIM undertakes in reviewing and making potential investments in its Qualified Communities. Qualified Communities generally fall into one of two categories: (i) transitional urban districts that have dedicated resources to become vibrant urban communities and (ii) well-established, thriving urban areas (typically major central business districts). Qualified Communities are distinct districts which have dedicated resources to become or are currently vibrant communities where people can live, work, shop and be entertained-all within walking distance or close proximity to public transportation. These areas also generally have high barriers to entry, high population density, improving demographic trends and a propensity for growth. CIM believes that a vast majority of the risks associated with making real asset investments are mitigated by accumulating local market knowledge of the community where the investment lies. CIM typically spends significant time and resources qualifying targeted investment communities prior to making any acquisitions. Since 1994, CIM Group has qualified 105 communities and has deployed capital in 63 of these Qualified Communities. Although we may not invest exclusively in Qualified Communities, it is expected that most of our investments will be identified through this systematic process. Our investments may also include side-by-side investments in one or more CIM Group-managed funds as well as a side-by-side or direct investment in a CIM Group-managed debt fund that principally originates loans secured directly or indirectly by commercial real estate properties. Furthermore, as part of our investment strategy, we may invest in or originate loans that are secured directly or indirectly by properties primarily located in Qualified Communities that meet our investment strategy. Such loans may include limited and/or non-recourse junior (mezzanine, B-note or 2nd lien) and senior construction loans that meet our investment strategy or limited and/or non-recourse junior (mezzanine, B-note or 2nd lien) and senior acquisition, bridge or repositioning loans.

CIM seeks to maximize the value of its investments through active asset management. CIM has extensive in-house research, acquisition, investment, development, financing, leasing and property management capabilities, which leverage its deep understanding of urban communities to position properties for multiple uses and to maximize operating income. As a fully integrated owner and operator, CIM’s asset management capabilities are complemented by its in-house property management capabilities. Property managers prepare annual capital and operating budgets and monthly operating reports, monitor results and oversee vendor services, maintenance and capital improvement schedules. In addition, they ensure that revenue objectives are met, lease terms are followed, receivables are collected, preventative maintenance programs are implemented, vendors are evaluated and expenses are controlled. CIM’s Asset Management Committee reviews and approves strategic plans for each investment, including financial, leasing, marketing, property positioning and disposition plans. In addition, the Asset Management Committee reviews and approves the annual business plan for each property, including its capital and operating budget. CIM’s organizational structure provides for investment and asset management continuity through multidisciplinary teams responsible for an asset from the time of the original investment recommendation, through the implementation of the asset’s business plan, and any disposition activities.

Lending Segment

In order to allow CIM Commercial to increase its focus on Class A and creative office investments, our Board of Directors approved a plan in December 2014 for the lending segment that, when completed, would have resulted in the deconsolidation of the lending segment, which at that time was focused on small business lending in the hospitality industry. In July 2015, to maximize value, we modified our strategy from a strategy of selling the lending segment as a whole to a strategy of soliciting buyers for components of the business, including our commercial mortgage loans and the SBA 7(a) lending platform. This change in the sale methodology resulted in the need to extend the period to complete the sale of the remainder of the lending segment beyond one year. On December 17, 2015, pursuant to the modified plan, we sold substantially all of our commercial mortgage loans with a carrying value of $77,121,000 to an unrelated third party and recognized a gain of $5,151,000. In September 2016, we discontinued our efforts to sell the SBA 7(a) lending platform, and the activities related to the SBA 7(a) lending platform have been reclassified to continuing operations for all periods presented. On December 29, 2016, we sold our commercial real estate lending subsidiary, which was classified as held for sale and had a carrying value of $27,587,000, which was equal to management's estimate of fair value, to a fund managed by an affiliate of CIM Group. We did not recognize any gain or loss in connection with the transaction. Management's estimate of fair value was determined with assistance from an independent third party valuation firm.

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

Rental Rate Trends

Office Statistics:  The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods:

	As of December 31,
	2016	2015	2014
Occupancy	85.7%	86.9%	85.1%
Annualized rent per occupied square foot(1)	$36.79	$36.75	$36.25

(1)
Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements for the years ended December 31, 2016, 2015 and 2014 were $4,251,000, $5,127,000 and $7,312,000, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.

Over the next four quarters, we expect to see expiring cash rents as set forth in the table below:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Expiring Cash Rents:
Expiring square feet(1)	88,270	145,442	57,921	81,857
Expiring rent per square foot(2)	$24.21	$31.89	$33.26	$41.70

(1)	All month-to-month tenants occupying a total of 61,210 square feet are included in the expiring leases in the first quarter listed.

(2)
Represents gross monthly base rent, as of December 31, 2016, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

During the year ended December 31, 2016, we executed leases with terms longer than 12 months totaling 1,331,239 square feet. The table below sets forth information on certain of our executed leases during the year ended December 31, 2016, excluding space that was vacant for more than one year.

			New Cash	Expiring Cash
	Number of	Rentable	Rents per Square	Rents per Square
	Leases (1) (2)	Square Feet (2)	Foot (2) (3)	Foot (2) (3)
Twelve Months Ended December 31, 2016	53	963,177	$41.01	$33.55

(1)	Based on the number of tenants.

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

Multifamily Statistics:  The following table sets forth occupancy rates and the monthly rent per occupied unit across our multifamily portfolio for the specified periods:

	As of December 31,
	2016	2015	2014
Occupancy	92.0%	92.4%	92.8%
Monthly rent per occupied unit(1)	$1,948	$1,942	$1,919

(1)	Represents gross monthly base rent under leases commenced as of the specified period, divided by occupied units. This amount reflects total cash rent before concessions.

Hotel Statistics:  The following table sets forth the occupancy, average daily rate (“ADR”) and RevPAR for the hotel portfolio for the specified periods:

	For the Year Ended
	December 31,
	2016	2015	2014
Occupancy(1)	78.9%	82.1%	81.3%
ADR(1)	$144.06	$132.61	$122.52
RevPAR(1)	$113.73	$108.88	$99.61

(1)	The Courtyard Oakland and LAX Holiday Inn were sold in February and July 2016, respectively. The occupancy, ADR and RevPAR are presented for our period of ownership only.

Results of Operations

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

Net Income

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Total revenues	$265,931	$276,948	$(11,017)	(4.0)%
Total expenses	273,239	273,122	117	—%
Gain on sale of real estate	39,666	3,092	36,574	—
Net income from discontinued operations	3,853	18,291	(14,438)	(78.9)%
Net income	34,565	24,403	10,162	41.6%

Net income increased to $34,565,000, or 41.6%, for the year ended December 31, 2016, compared to $24,403,000 for the year ended December 31, 2015. The increase is primarily attributable to a gain on sale of real estate of $39,666,000 in 2016, as compared to $3,092,000 in 2015, a decrease in corporate general and administrative expenses of $2,390,000 and a decrease of $1,042,000 in transaction costs, partially offset by a decrease of $14,438,000 in net income from discontinued operations, an increase of $11,063,000 in interest expense, a decrease of $2,888,000 in net operating income of our operating segments in continuing operations and an increase of $1,008,000 in asset management and other fees to related parties.

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

The following table sets forth a reconciliation of net income available to common stockholders to FFO available to common stockholders:

	Year Ended December 31,
	2016	2015
	(in thousands)
Net income available to common stockholders	$34,538	$24,392
Depreciation and amortization	71,968	72,361
Gain on sale of depreciable assets	(39,666)	(3,092)
FFO available to common stockholders	$66,840	$93,661

FFO available to common stockholders was $66,840,000 for the year ended December 31, 2016, a decrease of $26,821,000 compared to $93,661,000 for the year ended December 31, 2015. The decrease was primarily attributable to a decrease of $14,438,000 in net income from discontinued operations, an increase of $11,063,000 in interest expense, a decrease of $2,888,000 in net operating income of our operating segments in continuing operations and an increase of $1,008,000 in asset management and other fees to related parties, which were partially offset by a decrease in corporate general and administrative expenses of $2,390,000 and a decrease of $1,042,000 in transaction costs.

Summary Segment Results

CIM Commercial operates in four segments: office, hotel and multifamily properties and lending. Set forth and described below are summary segment results for our four segments included in continuing operations.

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenues:
Office	$187,435	$188,270	$(835)	(0.4)%
Hotel	48,379	61,436	(13,057)	(21.3)%
Multifamily	20,303	18,721	1,582	8.5%
Lending	9,814	8,521	1,293	15.2%

Expenses:
Office	82,451	80,785	1,666	2.1%
Hotel	32,459	41,974	(9,515)	(22.7)%
Multifamily	12,357	12,168	189	1.6%
Lending	5,258	5,727	(469)	(8.2)%

Revenues

Office Revenue:  Office revenue includes rental revenues from office properties, expense reimbursements and lease termination income. Office revenue decreased to $187,435,000, or by 0.4%, for the year ended December 31, 2016 compared to $188,270,000 for the year ended December 31, 2015. The decrease is primarily due to a decrease in revenue at certain of our Washington D.C. properties mainly due to expiration of a lease with a large tenant in January 2016, a decrease in revenue at our Sacramento, California property due to expiration of a lease with a large tenant in June 2015, and a decrease in expense reimbursements revenue at one of our Washington D.C. properties. These decreases are partially offset by revenue increases at certain properties in Washington D.C. and California mainly due to a full year of occupancy for certain tenants in 2016 and increased rental rates, as well as the renewal in 2016 of a large lease at market rents at one of our San Francisco properties. Although we signed an approximately 113,000 square foot lease at the Washington D.C. property which experienced the loss of the large tenant in January 2016, the new tenant is not expected to take occupancy until mid-2017. Therefore, we expect the decrease in revenue to be sustained for the first half of 2017 at this property. Further, the pending sale of an office building in San Francisco, if completed, will, and the sale of any additional office properties during 2017 would, cause office revenue to decline in 2017. However, the magnitude of any such decrease cannot be predicted with much accuracy as it will depend on a number of factors such as the number of dispositions that may occur in 2017 and changes to revenue at existing properties.

Hotel Revenue:  Hotel revenue decreased to $48,379,000, or by 21.3%, for the year ended December 31, 2016 compared to $61,436,000 for the year ended December 31, 2015. The decrease is primarily due to the sale of our hotel properties in February and July 2016, partially offset by revenue increases at the remaining hotel property due to RevPAR growth resulting from increases in rates and occupancy. Our hotel revenue is expected to decline materially in 2017 as we sold two of our hotels in 2016.

Multifamily Revenue:  Multifamily revenue increased to $20,303,000, or by 8.5%, for the year ended December 31, 2016 compared to $18,721,000 for the year ended December 31, 2015. The increase is primarily due to higher revenue as a result of increased rates and a full year of increased occupancy at our New York property in 2016, which we began re-leasing as individual units starting in March 2015 following the termination of the lease by our corporate housing tenant.

Lending Revenue:  Represents revenue from our lending subsidiaries included in continuing operations, including interest income on loans and other loan related fee income. Lending revenue increased to $9,814,000, or by 15.2%, for the year ended December 31, 2016 compared to $8,521,000 for the year ended December 31, 2015. The increase is primarily related to higher revenue as a result of the recognition of accretion for discounts related to increased prepayments on our loans and an increase in premium income from the sale of the guaranteed portion of our SBA 7(a) loans.

Expenses

Office Expenses:  Office expenses increased by 2.1% to $82,451,000 for the year ended December 31, 2016 compared to $80,785,000 for the year ended December 31, 2015. The increase is primarily due to an increase in real estate taxes at certain of our California properties, due to supplemental tax assessments received during 2016, and an increase in earthquake insurance premiums at our California properties. The increase at our California properties is partially offset by a decrease in electricity expense at our Washington D.C. properties, a decrease in certain other tenant reimbursable expenses at one of our Washington D.C. properties, and a decrease in expenses associated with our Santa Ana, California property sold in November 2015. Further, the pending sale of an office building in San Francisco, if completed, will, and the sale of any additional office properties during 2017 would, cause office expenses to decline in 2017. However, the magnitude of any such decrease cannot be predicted with much accuracy as it will depend on a number of factors such as the number of dispositions that may occur in 2017 and changes to expenses at existing properties.

Hotel Expenses:  Hotel expenses decreased to $32,459,000, or by 22.7%, for the year ended December 31, 2016 compared to $41,974,000 for the year ended December 31, 2015. The decrease is primarily due to the sale of our hotel properties in February and July 2016, partially offset by an increase at our remaining hotel property in operating costs and an increase in real estate taxes due to a reduction in tax accruals during 2015 following the receipt of the actual tax assessment. Our hotel expenses are expected to decline materially in 2017 as we sold two of our hotels in 2016.

Multifamily Expenses:  Multifamily expenses increased to $12,357,000, or by 1.6%, for the year ended December 31, 2016 compared to $12,168,000 for the year ended December 31, 2015. The increase is primarily due to an increase in legal fees in 2016 at our New York property, as well as increases in real estate taxes at our Dallas properties, partially offset by lower expenses associated with operating our New York property, which was in the process of being re-leased as individual units during 2015 following the termination of the lease by our corporate housing tenant.

Lending Expenses:  Represents expenses from our lending subsidiaries included in continuing operations, including general and administrative expenses and fees to related party, related to the operation of the lending business. Lending expenses decreased by 8.2% to $5,258,000 for the year ended December 31, 2016 compared to $5,727,000 for the year ended December 31, 2015, primarily due to a decrease in the amount of reimbursement of fees to related party as a result of decreased payroll and related expenses, and lower interest expense as a result of secured borrowing prepayments and amortization of related deferred premiums.

Asset Management and Other Fees to Related Parties:  Asset management fees totaled $25,753,000 for the year ended December 31, 2016 compared to $24,882,000 for the year ended December 31, 2015. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban’s investments, which are appraised in the fourth quarter of each year. The higher fees reflect a net increase in the fair value of CIM Urban’s real estate investments based on the December 31, 2015 appraised values, as well as incremental capital expenditures during 2016, offset by decreases as a result of dispositions. CIM Commercial also pays a Base Service Fee to the Manager, a related party, which totaled $1,043,000 for the year ended December 31, 2016 compared to $1,010,000 for the year ended December 31, 2015. In addition, the Manager may receive compensation and/or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the years ended December 31, 2016 and 2015, we expensed $3,120,000 and $2,993,000 for such services, respectively. For the years ended December 31, 2016 and 2015, we also expensed $411,000 and $434,000, respectively, related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement Agreement.

Interest Expense:  Interest expense, which is not allocated to our operating segments, was $33,848,000 for the year ended December 31, 2016, an increase of $11,063,000, as compared to $22,785,000 for the year ended December 31, 2015. The increase is mainly due to higher average outstanding loan balances under the unsecured credit and term loan facilities during 2016 compared to 2015 combined with a higher overall interest rate including the impact of interest rate swaps, and interest expense on our $392,000,000 mortgage loans entered into in June 2016, partially offset by lower interest expense as a result of the repayment of $71,237,000 in fixed rate mortgages in April and September 2015. Our interest expense is expected to increase in 2017, as the mortgage loans entered into in 2016 will be outstanding for the full year in 2017. However, the magnitude of any such increase cannot be predicted with much accuracy as it will depend on a number of factors such as usage of our revolving credit facility and whether any sale of encumbered properties occurs.

General and Administrative Expenses:  General and administrative expenses, which have not been allocated to our operating segments, were $4,231,000 for the year ended December 31, 2016, a decrease of $2,390,000, compared to $6,621,000 for the year ended December 31, 2015. The decrease is primarily due to a decrease in legal, other consulting, professional services and stock-based compensation expenses.

Transaction Costs:  Transaction costs totaling $340,000 for the year ended December 31, 2016 represent a $1,042,000 decrease from $1,382,000 for the year ended December 31, 2015. The costs incurred in 2016 mostly represent abandoned project costs, while the costs incurred in 2015 represent abandoned project costs, costs related to the planned disposition of the lending segment, costs associated with evaluating strategies for exiting certain of our non-office real estate portfolio, costs related to the acquisition of a parking lot, and due diligence costs related to potential acquisitions.

Depreciation and Amortization Expense:  Depreciation and amortization expense was $71,968,000 for the year ended December 31, 2016, a decrease of $393,000, compared to $72,361,000 for the year ended December 31, 2015. The decrease in depreciation expense is primarily due to the sale of an office property in November 2015 and our hotel properties in February and July 2016, and decreased amortization expense resulting from certain acquisition-related assets that became fully depreciated, partially offset by an increase in the depreciation expense associated with additional capital expenditures.

Provision for Income Taxes:  Provision for income taxes was $1,646,000 for the year ended December 31, 2016, an increase of $840,000, compared to $806,000 for the year ended December 31, 2015, due to increases in taxable income at our taxable REIT subsidiaries.

Discontinued Operations

Net income from discontinued operations:    Net income from discontinued operations represents revenues and expenses from the part of our lending segment that is included in discontinued operations, including interest income on loans and other loan related fee income, offset by expenses, which include general and administrative expenses, fees to related party and direct interest expense. Net income from discontinued operations was $3,853,000 for the year ended December 31, 2016, a decrease of $14,438,000, compared to $18,291,000 for the year ended December 31, 2015. The decrease is mainly due to a gain of $5,151,000 in 2015, decreased interest income related to the sale of substantially all of our commercial mortgage loans in December 2015 and an increase in interest expense resulting from secured borrowings, partially offset by an increase in interest income from the commercial real estate loans at our commercial real estate lending subsidiary sold in December 2016.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

Net Income

	Year Ended
	December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Total revenues	$276,948	$262,827	$14,121	5.4%
Total expenses	273,122	253,998	19,124	7.5%
Bargain purchase gain	—	4,918	(4,918)	—
Gain on sale of real estate	3,092	—	3,092	—
Net income from discontinued operations	18,291	11,455	6,836	59.7%
Net income	24,403	24,598	(195)	(0.8)%

Net income decreased to $24,403,000, or by 0.8%, for the year ended December 31, 2015, compared to $24,598,000 for the year ended December 31, 2014. The decrease was primarily attributable to an increase of $3,712,000 in interest expense associated with higher debt levels and an increase in amortization of deferred loan costs related to the September 2014 unsecured facility and May 2015 term loan facility, recognition of the bargain purchase gain of $4,918,000 in 2014 related to the Merger, an increase of $4,097,000 in asset management and other fees to related parties, an increase of $3,314,000 in depreciation and amortization expense, and an increase of $1,158,000 in corporate general and administrative expenses, largely offset by an increase of $7,097,000 in net operating income of our operating segments in continuing operations, a gain on sale of real estate of $3,092,000 recognized in 2015, and an increase of $6,836,000 in net income from discontinued operations, including a gain related to the sale of substantially all of our commercial mortgage loans of $5,151,000 recognized in 2015.

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

The following table sets forth a reconciliation of net income available to common stockholders to FFO available to common stockholders:

	Year Ended December 31,
	2015	2014
	(in thousands)
Net income available to common stockholders	$24,392	$24,378
Depreciation and amortization	72,361	69,047
Gain on sale of depreciable assets	(3,092)	—
FFO available to common stockholders	$93,661	$93,425

FFO available to common stockholders was $93,661,000 for the year ended December 31, 2015, an increase of $236,000, compared to $93,425,000 for the year ended December 31, 2014. The increase was primarily attributable to an increase of $7,097,000 in net operating income of our operating segments in continuing operations and an increase of $6,836,000 in net income from discontinued operations, including a gain related to the sale of substantially all of our commercial mortgage loans of $5,151,000 recognized in 2015. These increases were largely offset by an increase of $3,712,000 in interest expense associated with higher debt levels and an increase in amortization of deferred loan costs related to the September 2014 unsecured facility and May 2015 term loan facility, recognition of the bargain purchase gain of $4,918,000 in 2014 related to the Merger, an increase of $4,097,000 in asset management and other fees to related parties, and an increase of $1,158,000 in corporate general and administrative expenses.

Summary Segment Results

Set forth and described below are summary segment results for our four segments included in continuing operations.

	Year Ended
	December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Revenues:
Office	$188,270	$179,338	$8,932	5.0%
Hotel	61,436	56,096	5,340	9.5%
Multifamily	18,721	20,719	(1,998)	(9.6)%
Lending	8,521	6,674	1,847	27.7%

Expenses:
Office	80,785	74,647	6,138	8.2%
Hotel	41,974	39,694	2,280	5.7%
Multifamily	12,168	14,402	(2,234)	(15.5)%
Lending	5,727	4,887	840	17.2%

Revenues

Office Revenue:  Office revenue includes include rental revenues from office properties, expense reimbursements and lease termination income. Office revenue increased to $188,270,000, or by 5.0%, for the year ended December 31, 2015 compared to $179,338,000 for the year ended December 31, 2014, primarily due to revenue increases at certain properties in California, which experienced higher occupancy and rental rates as well as revenue from the office properties acquired in April and October 2014, partially offset by a decrease in revenue at our Sacramento, California property due to expiration of a lease with a large tenant on June 30, 2015. Additionally, certain properties in the Washington D.C. area experienced higher expense reimbursements revenue. The increase in revenue at California and the Washington D.C. area properties is partially offset by a decrease at our North Carolina property due to recognition of fees related to the early termination of a large tenant in April 2014.

Hotel Revenue:  Hotel revenue increased to $61,436,000, or by 9.5%, for the year ended December 31, 2015 compared to $56,096,000 for the year ended December 31, 2014. The increase is primarily due to RevPAR growth at our three hotels primarily as a result of increased rates.

Multifamily Revenue:  Multifamily revenue decreased to $18,721,000, or by 9.6%, for the year ended December 31, 2015 compared to $20,719,000 for the year ended December 31, 2014. The decrease is primarily due to lower multifamily revenue from our New York property for the year ended December 31, 2015, as our corporate housing tenant terminated its lease in March 2015 and the property was in the process of being re-leased as individual units during 2015, partially offset by an increase at our Dallas properties resulting from increased occupancy compared to the corresponding period in 2014.

Lending Revenue:  Represents revenue from our lending subsidiaries included in continuing operations, including interest income on loans and other loan related fee income. Lending revenue increased to $8,521,000, or by 27.7%, for the year ended December 31, 2015 compared to $6,674,000 for the year ended December 31, 2014. The increase is primarily related to an increase in premium income from the sale of the guaranteed portion of our SBA 7(a) loans.

Expenses

Office Expenses:  Office expenses increased to $80,785,000, or by 8.2%, for the year ended December 31, 2015 compared to $74,647,000 for the year ended December 31, 2014. The increase is primarily due to an increase in real estate taxes at our California and Washington D.C. area properties and certain other tenant reimbursable expenses at our Washington D.C. area properties, partially offset by a decrease in electricity expense at the Washington D.C. area properties.

Hotel Expenses:  Hotel expenses increased to $41,974,000, or by 5.7%, for the year ended December 31, 2015 compared to $39,694,000 for the year ended December 31, 2014. The increase is primarily due to increased variable costs associated with higher revenues for the year ended December 31, 2015 compared to the year ended December 31, 2014 at our three hotel properties, partially offset by a decrease in real estate taxes at our hotel property in Sacramento, California due to a reduction in tax accruals following the receipt of the actual tax assessment.

Multifamily Expenses:  Multifamily expenses decreased to $12,168,000, or by 15.5%, for the year ended December 31, 2015 compared to $14,402,000 for the year ended December 31, 2014. The decrease is primarily due to a $4,475,000 non-recurring expense in 2014 in connection with the refund of tax abatements we received during the period of our ownership in which the property was being leased by a corporate housing operator, which was paid in February 2015, partially offset by an increase in expenses during 2015 associated with re-leasing our New York property as individual units.

Lending Expenses:  Represents expenses from our lending subsidiaries included in continuing operations, including general and administrative expenses and fees to related party, related to the operation of the lending business. Lending expenses increased to $5,727,000, or by 17.2%, for the year ended December 31, 2015 compared to $4,887,000 for the year ended December 31, 2014. The increase is primarily due to twelve full months of activity for the year ended December 31, 2015 compared to the period from the Acquisition Date to December 31, 2014 for the year ended December 31, 2014.

Asset Management Fees and Other Fees to Related Parties:  Asset management fees totaled $24,882,000 for the year ended December 31, 2015 compared to $23,223,000 for the year ended December 31, 2014. Asset management fees are calculated based on a percentage of the average adjusted fair value of CIM Urban’s investments, which are appraised in the fourth quarter of each year. The higher fees reflect a net increase in the fair value of CIM Urban’s real estate investments based on the December 31, 2014 appraised values, as well as incremental capital expenditures and acquisitions during 2015. CIM Commercial also pays a Base Service Fee to the Manager, a related party, which totaled $1,010,000 for the year ended December 31, 2015 compared to $806,000 for the period from the Acquisition Date to December 31, 2014. In addition, the Manager may receive compensation and/or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the years ended December 31, 2015 and 2014, we expensed $2,993,000 and $1,193,000 for such services, respectively. For the year ended December 31, 2015, we also expensed $434,000 related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement Agreement, pursuant to which substantially all our lending segment employees moved to CIM SBA Staffing, an affiliate of CIM Group, effective January 1, 2015. Such costs were included in general and administrative expenses in prior comparable periods.

Interest Expense:  Interest expense, which is not allocated to our operating segments, was $22,785,000 for the year ended December 31, 2015, an increase of $3,712,000 compared to $19,073,000 in the corresponding period in 2014. The increase is mainly due to incremental credit facility borrowings during the last three months of 2014 and during the year ended December 31, 2015, an increase in amortization of deferred loan costs related to the September 2014 unsecured credit facility and May 2015 unsecured term loan facility, and an increase related to the borrowings under the term loan facility effective November 2015, partially offset by lower interest expense as a result of the repayment of $71,237,000 in fixed rate mortgages in April and September 2015.

General and Administrative Expenses:  General and administrative expenses, which have not been allocated to our operating segments, were $6,621,000 for the year ended December 31, 2015, an increase of $1,158,000, compared to $5,463,000 for the year ended December 31, 2014. The increase is primarily due to a one-time gain of $1,166,000 relating to the settlement of a contractual obligation that reduced expenses for the year ended December 31, 2014, an increase in public company expenses, partially offset by a decrease in salaries, which are included in asset management and other fees to related parties for the year ended December 31, 2015, as a result of the transfer of our lending segment employees to an affiliate effective January 1, 2015.

Transaction Costs:  Transaction costs totaling $1,382,000 for the year ended December 31, 2015 represent a $181,000 decrease from $1,563,000 for the year ended December 31, 2014. The costs incurred for the year ended December 31, 2015 represent abandoned project costs, costs related to the planned disposition of the lending segment, costs associated with evaluating strategies for exiting certain of our non-office real estate portfolio, costs related to the acquisition of a parking lot, and due diligence costs related to potential acquisitions. The costs incurred for the year ended December 31, 2014 are mainly associated with the Merger including due diligence costs and legal fees, the acquisition of the two office properties in April and October 2014, and transaction costs related to the lending segment held for sale.

Depreciation and Amortization:  Depreciation and amortization expense was $72,361,000 for the year ended December 31, 2015, an increase of $3,314,000 compared to $69,047,000 for the year ended December 31, 2014. The increase is primarily due to the depreciation expense associated with additional capital expenditures, the acquisition of the office properties in April and October 2014, and the acceleration of depreciation for certain assets at a property in Southern California that we sold in November 2015 where the tenant ceased operations and vacated the building, partially offset by decreased amortization expense resulting from certain acquisition-related assets that became fully depreciated.

Provision for Income Taxes:  Provision for income taxes was $806,000 for the year ended December 31, 2015, an increase of $202,000 compared to $604,000 for the year ended December 31, 2014. The increase is primarily due to increased taxable income at one of our taxable REIT subsidiaries.

Discontinued Operations

Net income from discontinued operations: Net income from discontinued operations represents revenues and expenses from the part of our lending segment that is included in discontinued operations, including interest income on loans and other loan related fee income, offset by expenses, which include general and administrative expenses, fees to related party and direct interest expense. Net income from discontinued operations was $18,291,000 for the year ended December 31, 2015, an increase of $6,836,000, compared to $11,455,000 for the year ended December 31, 2014. The increase is mainly due to a gain of $5,151,000 related to the sale of substantially all of our commercial mortgage loans in December 2015, inclusion of activity for the period from the Acquisition Date to December 31, 2014 for the year ended December 31, 2014 compared to a full year during 2015, as well as an increase in interest income resulting from recognition of unamortized discounts associated with increased loan prepayments.

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

In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at (i) the base rate plus 0.20% to 1.00% or (ii) LIBOR plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bore interest at (i) the base rate plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The delayed-draw term loan was also subject to an unused line fee of 0.25%. The credit facility was set to mature in September 2016 and prior to maturity, we exercised the first of two one-year extension options through September 2017. Additionally, we permanently reduced the revolving credit commitment under the credit facility to $200,000,000. At both February 28, 2017 and December 31, 2016, $0 was outstanding under the credit facility and $200,000,000 was available for future borrowings, while at December 31, 2015 $107,000,000 ($0 under the revolver and $107,000,000 under the term loans) was outstanding under the credit facility and $450,000,000 was available for future borrowings. Proceeds from the unsecured credit facility were used for acquisitions, funding of the tender offer, general corporate purposes, and to repay mortgage loans and outstanding balances under our prior unsecured credit facilities. At December 31, 2015, the interest rate on the outstanding balances under this unsecured credit facility was 1.57%. In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000 (see “Item 2––Properties––Property Indebtedness as of December 31, 2016”). A portion of the net proceeds from the loans was used to repay outstanding balances under our unsecured credit facility and the remaining portion was used to repurchase shares of our Common Stock in a private repurchase in September 2016.
In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $385,000,000. The term loan facility ranks pari passu with CIM

Commercial’s unsecured credit facility described above; covenants under the term loan facility are substantially the same as those in the unsecured credit facility. Outstanding advances under the term loan facility bear interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio. The unused portion of the term loan facility was also subject to an unused fee of 0.20%. With some exceptions, any prepayment of the term loan facility prior to May 2017 will be subject to a prepayment fee up to 2% of the outstanding principal amount. The term loan facility matures in May 2022. On November 2, 2015, $385,000,000 was drawn under the term loan facility. At February 28, 2017, December 31, 2016 and December 31, 2015, $385,000,000 was outstanding under the term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. At December 31, 2016 and 2015, the variable interest rate on this unsecured term loan facility was 2.22% and 1.84%, respectively. The interest rate of the loan has been effectively converted to a fixed rate of 3.16% until May 8, 2020 through interest rate swaps.

At December 31, 2016 and 2015, we were in compliance with all of our respective financial covenants under the unsecured credit and term loan facilities.

On April 1, 2015, we paid off a mortgage with an outstanding balance of $12,364,000 using the unsecured credit facility. In addition, on September 1, 2015, we paid off two mortgages with a combined outstanding balance of $58,873,000 using the unsecured credit facility.

On April 22, 2016, we filed a registration statement with the SEC for up to $900,000,000 of units (collectively, the “Units”), with each Unit consisting of (i) a share of Series A Preferred Stock, par value $0.001 per share, with an initial Stated Value of $25.00 per share and (ii) a Warrant to purchase 0.25 of a share of Common Stock, which was declared effective on July 1, 2016 by the SEC. The registration statement allows us to sell up to a maximum of 36,000,000 Units. Holders of our Series A Preferred Stock are entitled to receive, when, and as declared by the Board of Directors, cumulative cash dividends on each share of at an annual rate of 5.50% of the Stated Value. The exercise price of each Warrant will be at a 15.0% premium to the per share estimated NAV of our Common Stock (as most recently published by us at the time of each issuance). As of December 31, 2016, we had issued 61,435 Units and collected net proceeds of $1,431,000 after commissions, fees and allocated costs. As of December 31, 2016, no shares of Series A Preferred Stock have been redeemed.

We currently have substantial borrowing capacity, and will likely finance our future activities through one or more of the following methods: (i) offerings of shares of Common Stock, preferred stock, senior unsecured securities, and/or other equity and debt securities; (ii) credit facilities and term loans; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing investments as collateral; (iv) the sale of existing investments; and/or (v) cash flows from operations. We expect to employ leverage levels that are comparable to those of other commercial REITs engaged in business strategies similar to our own.

Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of investments, development or repositioning of properties, capital expenditures, refinancing of indebtedness, repurchases of Common Stock (whether through one or more tender offers, share repurchases or otherwise), dividends on the Series A Preferred Stock or any other preferred stock we may issue and redemption of Series A Preferred Stock (if we choose to pay the redemption price in cash instead of in shares of our Common Stock) and dividend distributions on our Common Stock. We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long-term cash requirements although, it should be noted that we do not currently have any significant property development or repositioning projects planned. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long term liquidity needs through one or more of the methods described in the immediately preceding paragraph. These sources of funding may not be available on attractive terms or at all. If we cannot obtain additional funding for our long-term liquidity needs, our investments may generate lower cash flows or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so and could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

Cash Flow Analysis

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

Our cash and cash equivalents, inclusive of cash associated with assets held for sale, totaled $144,449,000 and $140,572,000 at December 31, 2016 and 2015, respectively. Our cash flows from operating activities are primarily dependent upon the occupancy level of our real estate assets, the rental rates achieved through our leases, and the collectability of rent and recoveries from our tenants. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities totaled $51,873,000 for the year ended December 31, 2016 compared to $77,035,000 for the year ended December 31, 2015. The decrease is mainly due to a decrease of $21,261,000 in net income adjusted for the gain on real estate and gain on disposition of assets held for sale, a decrease of $8,615,000 resulting from increased funding for loans, and a decrease of $9,444,000 resulting from a higher level of working capital used, partially offset by an increase of $10,562,000 in proceeds from sale of guaranteed loans.

Our cash flows from investing activities are primarily related to property investments and sales, expenditures for development and redevelopment projects, capital expenditures and cash flows associated with loans originated at our lending segment.  Net cash provided by investing activities for the year ended December 31, 2016 was $29,526,000 compared to $64,272,000 in the corresponding period in 2015. The decrease is due to a $55,506,000 decrease in proceeds from sale of assets held for sale, an increase in loans funded of $36,153,000, an increase in the change in restricted cash of $26,841,000 primarily related to reserves funded in connection with our six mortgage loan agreements entered into in June 2016, an increase of $8,800,000 in additions to investments in real estate, and a decrease of $6,480,000 in principal collected on loans. These decreases were partially offset by an increase of $86,782,000 in proceeds from the sale of two hotel properties in February and July 2016, compared to the sale of an office property in November 2015, an increase of $11,143,000 relating to an acquisition in 2015 compared to no use of proceeds in 2016 for acquisitions, and an increase of $1,109,000 in other investing activity.

Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash used in financing activities for the year ended December 31, 2016 was $77,522,000 compared to $28,287,000 in the corresponding period in 2015. We had net borrowings, inclusive of secured borrowings of the lending business, of $292,491,000 for the year ended December 31, 2016, compared to $60,633,000 in the corresponding period in 2015. Deferred loan costs of $1,994,000 were paid during the year ended December 31, 2016 primarily related to the $392,000,000 mortgage loans compared to $3,596,000 paid during the corresponding period in 2015 primarily related to the $385,000,000 unsecured term loan facility. In addition, the total cash used related to repurchase of our Common Stock during 2016 was $290,134,000. We funded the tender offer using available cash from asset sales and borrowings on our unsecured credit facility and we funded the repurchase using proceeds from the six mortgage loans obtained in June 2016. Proceeds from the issuance of our Units consisting of Series A Preferred Stock and associated Warrants were $1,434,000, while cash used for payment of deferred stock offering costs were $1,960,000 for the year ended December 31, 2016. During the year ended December 31, 2016, dividends of $77,316,000 were sourced from net cash provided by operating activities of $51,873,000 and net proceeds from sale of real estate properties of $94,568,000, while during the year ended December 31, 2015, dividends of $85,389,000 were sourced from net cash provided by operating activities of $77,035,000 and principal collected on loans, net of loans funded, of $10,102,000.

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

Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash used in financing activities for the year ended December 31, 2015 was $28,287,000 compared to net cash provided by financing activities of $4,251,000 in the corresponding period in 2014. In 2015, we paid dividends to our common stockholders of $85,389,000 which were sourced from net cash provided by operating activities of $77,035,000 and principal collected on loans, net of loans funded, of $10,102,000. In 2014, we paid dividends and distributions of $144,334,000 ($85,048,000 to partners and stockholders and $59,286,000 for the acquisition of PMC Commercial) which were sourced from net cash provided by operating activities of $66,806,000, principal collected on loans, net of loans funded, of $26,360,000, and proceeds from unsecured revolving credit facilities. We had net borrowings, inclusive of borrowings of the lending segment held for sale, of $60,633,000 for the year ended December 31, 2015 compared to $156,265,000 for the year ended December 31, 2014. Additionally, deferred loan costs of $3,596,000 were paid during the year ended December 31, 2015 related to the credit facilities, compared to $5,774,000 during the year ended December 31, 2014. During the year ended December 31, 2014, we also paid $1,850,000 to redeem class B shares of subsidiary REITs.

Summarized Contractual Obligations, Commitments and Contingencies

The following summarizes our contractual obligations at December 31, 2016:

	Payments Due by Period
Contractual Obligations	Total	2017	2018 - 2019	2020 - 2021	Thereafter
	(in thousands)
Debt:
Mortgages payable	$532,437	$4,642	$25,819	$63,976	$438,000
Other principal (1)	412,070	—	—	—	412,070
Secured borrowings (2)	27,899	996	2,099	2,255	22,549
Interest and fees:
Debt (3)	286,794	38,711	73,904	64,426	109,753
Other Contractual Obligations:
Borrower advances	5,445	5,445	—	—	—
Loan commitments	13,902	13,902	—	—	—
Tenant improvements	50,178	35,725	14,453	—	—
Operating leases (4)	130,079	749	1,110	1,119	127,101
Total contractual obligations	$1,458,804	$100,170	$117,385	$131,776	$1,109,473

(1)	Represents the junior subordinated notes and unsecured term loan facility.

(2)
Principal payments on secured borrowings are generally dependent upon cash flows received from the underlying loans.  Our estimate of their repayment is based on scheduled principal payments on the underlying loans.  Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan liquidations or charge-offs.  No payment is due unless payments are received from the borrowers on the underlying loans.  Excludes deferred premiums which do not represent a future outlay of cash since they are amortized over the life of the loan as a reduction to interest expense.

(3)
Excludes premiums and discounts. For the mortgages payable, the interest expense is calculated based on the current effective interest rate on the related debt. For our unsecured credit facility, we use the current balance outstanding and the applicable rates in effect at December 31, 2016 to calculate interest expense and unused commitment fees. For our unsecured term loan facility, the impact of the interest rate swap contracts is incorporated. For our secured borrowings related to our government guaranteed loans, we use the variable rate in effect at December 31, 2016.

(4)	Represents future minimum lease payments under our operating leases for office space and under the ground lease for one of the projects.

Off Balance Sheet Arrangements

At December 31, 2016, we did not have any off-balance sheet arrangements.

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

Real estate acquisitions are recorded at cost as of the acquisition date. Costs related to the acquisition of properties are expensed as incurred. Investments in real estate are stated at depreciated cost. Depreciation and amortization are recorded on a straight line basis over the estimated useful lives.

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Ordinary repairs and maintenance are expensed as incurred.

Investments in real estate are evaluated for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two of the impairment testing under GAAP is based on either the income approach with market discount rate, terminal capitalization rate and rental rate assumptions being most critical, or on the sales comparison approach to similar properties. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment of long-lived assets was recognized during the years ended December 31, 2016, 2015 and 2014.

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

Loans Receivable

Our loans receivable included in other assets, or assets held for sale in 2015, are carried at their unamortized principal balance less unamortized acquisition discounts and premiums, retained loan discounts and loan loss reserves.  For loans originated under the SBA 7(a) Program, we sell the portion of the loan that is guaranteed by the SBA.  Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by us is valued on a fair value basis and a discount is recorded as a reduction in basis of the retained portion of the loan.

At the Acquisition Date, the carrying value of our loans was adjusted to estimated fair market value and acquisition discounts of $33,907,000 were recorded, which are being accreted to interest and other income using the effective interest method. We sold substantially all of our commercial mortgage loans with unamortized acquisition discounts of $15,951,000 to an unrelated third party in December 2015. Acquisition discounts of $1,951,000 remained as of December 31, 2016 which have not yet been accreted to income.

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

On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers’ business models and future operations in accordance with Accounting Standards Codification (“ASC”) 450-20, Contingencies—Loss Contingencies, and ASC 310-10, Receivables. For the years ended December 31, 2016, 2015 and 2014, we recorded $(206,000), $328,000 and $0 (recovery) impairment on our loans receivable, respectively. We establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, we establish the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.

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

Interest income included in interest and other income or discontinued operations is comprised of interest earned on loans and our short-term investments and the accretion of net loan origination fees and discounts. Interest income on loans is accrued as earned with the accrual of interest suspended when the related loan becomes a Non-Accrual Loan.

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

Changes in the estimated fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are initially recorded in other comprehensive income, and are subsequently reclassified into earnings as a component of interest expense when the variability of cash flows of the hedged transaction affects earnings (e.g., when periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the estimated fair value of the derivative differ from the variability in the cash flows of the forecasted transaction) is recognized in current-period earnings as a component of interest expense. When an interest rate swap designated as a cash flow hedge no longer qualifies for hedge accounting, we recognize changes in estimated fair value of the hedge previously deferred to accumulated other comprehensive income, along with any changes in estimated fair value occurring thereafter, through earnings. We classify cash flows from interest rate swap agreements as net cash provided from operating activities on the consolidated statements of cash flows as our accounting policy is to present the cash flows from the hedging instruments in the same category in the consolidated statements of cash flows as the category for the cash flows from the hedged items.

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

Assets Held for Sale and Discontinued Operations

We classify assets as held for sale, if material, when they meet the necessary criteria, which include: a) management commits to and actively embarks upon a plan to sell the assets, b) the assets to be sold are available for immediate sale in their present condition, c) the sale is expected to be completed within one year under terms usual and customary for such sales and d) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We generally believe that we meet these criteria when the plan for sale has been approved by our Board of Directors, there are no known significant contingencies related to the sale and management believes it is probable that the sale will be completed within one year.

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

Redeemable Preferred Stock

Beginning on the date of original issuance of any given shares of Series A Preferred Stock, the holder of such shares will have the right to require the Company to redeem such shares at a redemption price of 100% of the Stated Value, plus accrued and unpaid dividends, subject to the payment of a redemption fee until the fifth anniversary of such issuance. From and after the fifth anniversary of the date of the original issuance, the holder will have the right to require the Company to redeem such shares at a redemption price of 100% of the Stated Value, plus accrued and unpaid dividends, without a redemption fee, and the Company will have the right (but not the obligation) to redeem such shares at 100% of the Stated Value, plus accrued and unpaid dividends. The applicable redemption price payable upon redemption of any Series A Preferred Stock will be in cash or, on or after the first anniversary of the issuance of such shares of Series A Preferred Stock to be redeemed, in the Company’s sole discretion, in cash or in equal value through the issuance of shares of Common Stock, based on the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption. Since a holder of Series A Preferred Stock has the right to request redemption of such shares and redemptions prior to the first anniversary are to be paid in cash, we have recorded the activity related to our Series A Preferred Stock in temporary equity. We recorded the activity related to our Warrants in permanent equity. On the first anniversary of the date of original issuance, we intend to reclassify the Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. Proceeds and expenses from the sale of the Units are allocated to the Series A Preferred Stock and Warrants using their relative fair values on the date of issuance.

Dividends

Holders of Series A Preferred Stock are entitled to receive, when and as authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the Stated Value (i.e., the equivalent of $0.34375 per share per quarter). Dividends on each share of Series A Preferred Stock will begin accruing on, and will be cumulative from, the date of issuance. Dividends will be payable on the 15th day of the month, or if such day is not a business day, on the first business day thereafter, following the quarter for which the dividend was declared. We expect to pay dividends on our Series A Preferred Stock quarterly, unless our results of operations, our general financing conditions, general economic conditions, applicable provisions of MGCL or other factors make it imprudent to do so. The timing and amount of such dividends will be determined by our Board of Directors, in its sole discretion, and may vary from time to time. Cash dividends declared on our Series A Preferred Stock for the year ended December 31, 2016 consist of the following:

			Aggregate
Declaration Date	Payment Date	Number of Shares	Dividends Declared
			(in thousands)
December 6, 2016	January 17, 2017	61,435	$9

On March 8, 2017, we declared a dividend of $0.34375 per share of our Series A Preferred Stock, or portion thereof for issuances during the period from January 1, 2017 to March 31, 2017, to be paid on April 17, 2017 to the holders of Series A Preferred Stock of record on April 5, 2017.

Holders of our Common Stock are entitled to receive dividends, when and as authorized by the Board of Directors and declared by us. In determining our dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, financial position, applicable requirements of the MGCL and any applicable contractual restrictions. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. There can be no assurance that the future dividends declared by our Board of Directors will not differ materially from historical dividend levels. Dividends per share of Common Stock declared during the years ended December 31, 2016 and 2015 consist of the following:

Declaration Date	Payment Date	Dividend Per Common Share
December 6, 2016	December 23, 2016	$0.21875
September 12, 2016	September 28, 2016	0.21875
June 10, 2016	June 28, 2016	0.21875
March 8, 2016	March 29, 2016	0.21875
December 10, 2015	December 29, 2015	0.21875
September 14, 2015	September 30, 2015	0.21875
June 12, 2015	June 29, 2015	0.21875
March 6, 2015	March 27, 2015	0.21875

On March 8, 2017, we declared a common share dividend of $0.21875 per share of Common Stock, to be paid on March 27, 2017 to stockholders of record on March 20, 2017.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 4.60% to 4.72% at December 31, 2016 and 4.42% to 4.72% at December 31, 2015. Mortgages payable with book values of $530,793,000 and $145,072,000 as of December 31, 2016 and 2015, respectively, have fair values of $516,892,000 and $147,516,000, respectively.

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. At December 31, 2016 and 2015 (excluding premiums, discounts, debt issuance costs and any impact related to the interest rate swaps), $532,437,000 (or 54.8%) and $144,791,000 (or 20.4%) of our debt, respectively, was fixed rate mortgage loans, and $439,969,000 (or 45.2%) and $563,498,000 (or 79.6%) was floating rate borrowings. Based on the level of floating rate debt outstanding at December 31, 2016 and 2015, and before the impact of the interest rate swaps, a 12.5 basis point change in LIBOR would result in an annual impact to our earnings of $550,000 and $704,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt or the impact of interest rate swaps.

In order to manage financing costs and interest rate exposure related to our $385,000,000 unsecured term loan facility, on August 13, 2015, we entered into interest rate swap agreements with multiple counterparties. These swap agreements became effective on November 2, 2015. These interest rate swaps effectively convert the interest rate on the term loan facility into a fixed weighted average rate of 1.563% plus the credit spread, which was 1.60% at December 31, 2016 and 2015, or an all-in rate of 3.16% until May 8, 2020. However, our use of these derivative instruments to hedge exposure to changes in interest rates exposes us to credit risk from the potential inability of our counterparties to perform under the terms of the agreements. We attempt to minimize this credit risk by contracting with what we believe to be high-quality financial counterparties. For a description of our derivative contracts, see Note 14 to our consolidated financial statements in Item 15 of this report.

Item 8.  Financial Statements and Supplementary Data

The information required by this Item is incorporated herein by reference to the Financial Statements and Auditors' Report beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by the Company in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on their assessment, management determined that as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CIM Commercial Trust Corporation
Dallas, TX

We have audited CIM Commercial Trust Corporation and its subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CIM Commercial Trust Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CIM Commercial Trust Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CIM Commercial Trust Corporation and its subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, CA
March 16, 2017

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this Item regarding the Company’s directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2017 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to the registrant’s Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under “Item 1––Business—Available Information.”

Item 11.  Executive Compensation

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2017 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2017 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5–– Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2017 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2017 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)    1.  Financial Statements

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.  Financial Statement Schedules

The list of the financial statement schedules filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

Note: Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.  Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

2.1
Agreement and Plan of Merger by and among CIM Urban REIT, LLC, CIM Merger Sub, LLC, PMC Commercial Trust and Southfork Merger Sub, LLC dated July 8, 2013 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated July 8, 2013).

2.2
Agreement and Plan of Merger, dated April 28, 2014, between PMC Commercial Trust and PMC Commercial Merger Sub, Inc. (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 14, 2014).

3.1	Articles of Amendment and Restatement of PMC Commercial Merger Sub, Inc. (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2014).
3.1(a)	Articles of Amendment (Name Change) (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.1(b)	Articles of Amendment (Reverse Stock Split) (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.1(c)	Articles of Amendment (Par Value Decrease) (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.2	Articles Supplementary for the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 27, 2016).
3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2014).
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
4.6
Warrant Agreement, dated June 28, 2016, between CIM Commercial Trust Corporation and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-11/A filed with the SEC on June 28, 2016).

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

10.7
Master Services Agreement dated March 11, 2014 by and among PMC Commercial Trust, certain of its subsidiaries, and CIM Service Provider, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2014).

10.8
Registration Rights and Lockup Agreement dated March 11, 2014 by and among Urban Partners II, LLC and PMC Commercial Trust (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2014).

10.9
Service Agreement, dated as of August 7, 2014, by and among CIM Commercial Trust Corporation and CIM Service Provider, LLC, under the Master Services Agreement dated March 11, 2014, by and among PMC Commercial Trust, certain of its subsidiaries, and CIM Service Provider, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014).

10.10
Form of Indemnification Agreement for directors and officers of CIM Commercial Trust Corporation (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014).

10.11
Credit Agreement, dated as of September 30, 2014, among CIM Commercial Trust Corporation, each guarantor party thereto, each lender party thereto, Bank of America, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2014).

10.12
First Amendment to Credit Agreement, dated as of January 14, 2015, among CIM Commercial Trust Corporation, each Lender party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 16, 2015).

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

10.16
Investment Management Agreement, dated as of December 10, 2015, between CIM Urban Partners, L.P. and CIM Investment Advisors, LLC (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 16, 2016).

10.17
Second Amended and Restated Agreement of Limited Partnership of CIM Urban Partners, L.P., dated as of December 22, 2005, by and among CIM Urban Partners GP, Inc. and CIM Urban REIT, LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2015).

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

10.19
Escrow Agreement, dated June 28, 2016, between CIM Commercial Trust Corporation, International Assets Advisory, LLC and UMB Bank, N.A. (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-11/A filed with the SEC on June 28, 2016).

10.20
Amendment No. 1 to the Escrow Agreement, dated August 11, 2016, between CIM Commercial Trust Corporation, International Assets Advisory, LLC and UMB Bank, N.A. (incorporated by reference to Exhibit 10.20 to the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 filed with the SEC on August 11, 2016).

*21.1	Subsidiaries of the Registrant.
*23.1	Consent of BDO USA, LLP.
*24.1	Powers of Attorney (included on signature page).
*31.1	Section 302 Officer Certification—Chief Executive Officer.
*31.2	Section 302 Officer Certification—Chief Financial Officer.
*32.1	Section 906 Officer Certification—Chief Executive Officer.
*32.2	Section 906 Officer Certification—Chief Financial Officer.
*101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith.

+	Management contract or compensatory plan

(b)	Exhibits

The exhibits listed in Item 15(a)3 are incorporated by reference or attached hereto.

(c)	Excluded Financial Statements

None.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIM Commercial Trust Corporation

Dated:	March 16, 2017	By:	/s/ CHARLES E. GARNER II
Charles E. Garner II
Chief Executive Officer

Dated:	March 16, 2017	By:	/s/ DAVID THOMPSON
David Thompson
Chief Financial Officer

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles E. Garner II and David Thompson and each of them severally, his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles E. Garner II	Chief Executive Officer (Principal Executive	March 16, 2017
Charles E. Garner II	Officer)

/s/ David Thompson	Chief Financial Officer (Principal Financial	March 16, 2017
David Thompson	Officer and Principal Accounting Officer)

/s/ Douglas Bech	Director	March 16, 2017
Douglas Bech

/s/ Robert Cresci	Director	March 16, 2017
Robert Cresci

/s/ Kelly Eppich	Director	March 16, 2017
Kelly Eppich

/s/ Frank Golay	Director	March 16, 2017
Frank Golay

/s/ Shaul Kuba	Director	March 16, 2017
Shaul Kuba

/s/ Richard Ressler	Director	March 16, 2017
Richard Ressler

/s/ Avraham Shemesh	Director	March 16, 2017
Avraham Shemesh

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CIM Commercial Trust Corporation
Dallas, TX
We have audited the accompanying consolidated balance sheets of CIM Commercial Trust Corporation and its subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIM Commercial Trust Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CIM Commercial Trust Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, CA
March 16, 2017

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Investments in real estate, net	$1,606,942	$1,691,711
Cash and cash equivalents	144,449	139,101
Restricted cash	32,160	8,086
Accounts receivable, net	13,086	11,164
Deferred rent receivable and charges, net	116,354	97,225
Other intangible assets, net	17,623	20,310
Other assets	92,270	102,401
Assets held for sale, net	—	22,062
TOTAL ASSETS	$2,022,884	$2,092,060
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt	$967,886	$693,956
Accounts payable and accrued expenses	39,155	42,121
Intangible liabilities, net	3,576	6,086
Due to related parties	10,196	9,472
Other liabilities	34,056	32,826
Liabilities associated with assets held for sale	—	10,252
Total liabilities	1,054,869	794,713
COMMITMENTS AND CONTINGENCIES (Note 17)
REDEEMABLE PREFERRED STOCK: Series A, $0.001 par value; 36,000,000 shares authorized; 61,435 and 0 shares issued and outstanding at December 31, 2016 and 2015, respectively; liquidation preference of $25.00 per share	1,426	—
EQUITY:
Common stock, $0.001 par value; 900,000,000 shares authorized; 84,048,081 and 97,589,598 shares issued and outstanding at December 31, 2016 and 2015, respectively	84	98
Additional paid-in capital	1,566,073	1,820,451
Accumulated other comprehensive income (loss)	(509)	(2,519)
Distributions in excess of earnings	(599,971)	(521,620)
Total stockholders’ equity	965,677	1,296,410
Noncontrolling interests	912	937
Total equity	966,589	1,297,347
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$2,022,884	$2,092,060

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
REVENUES:
Rental and other property income	$241,413	$252,994	$240,892
Expense reimbursements	12,502	13,394	10,954
Interest and other income	12,016	10,560	10,981
	265,931	276,948	262,827
EXPENSES:
Rental and other property operating	124,703	133,178	126,874
Asset management and other fees to related parties	33,882	33,169	25,222
Interest	34,385	23,630	20,250
General and administrative	7,961	9,402	11,042
Transaction costs	340	1,382	1,563
Depreciation and amortization	71,968	72,361	69,047
	273,239	273,122	253,998
Bargain purchase gain	—	—	4,918
Gain on sale of real estate (Note 4)	39,666	3,092	—
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	32,358	6,918	13,747
Provision for income taxes	1,646	806	604
NET INCOME FROM CONTINUING OPERATIONS	30,712	6,112	13,143
DISCONTINUED OPERATIONS:
Income from operations of assets held for sale (Note 8)	3,853	13,140	11,455
Gain on disposition of assets held for sale (Note 8)	—	5,151	—
NET INCOME FROM DISCONTINUED OPERATIONS	3,853	18,291	11,455
NET INCOME	34,565	24,403	24,598
Net income attributable to noncontrolling interests	(18)	(11)	(220)
NET INCOME ATTRIBUTABLE TO THE COMPANY	34,547	24,392	24,378
Redeemable preferred stock dividends (Note 12)	(9)	—	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$34,538	$24,392	$24,378
BASIC AND DILUTED NET INCOME AVAILABLE TO COMMON STOCKHOLDERS PER SHARE:
Continuing operations	$0.34	$0.06	$0.13
Discontinued operations	$0.04	$0.19	$0.12
Net income	$0.38	$0.25	$0.25
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	91,328	97,588	97,173
Diluted	91,328	97,588	97,176

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2016	2015	2014
NET INCOME	$34,565	$24,403	$24,598
Other comprehensive income (loss): cash flow hedges	2,010	(2,519)	—
COMPREHENSIVE INCOME	36,575	21,884	24,598
Comprehensive income attributable to noncontrolling interests	(18)	(11)	(220)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$36,557	$21,873	$24,378

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(in thousands, except share and per share data)

	Years Ended December 31, 2016, 2015 and 2014
		Common		Preferred		Accumulated
	Common	Stock	Preferred	Stock	Additional	Other	Distributions
	Stock	Par	Stock	Par	Paid - in	Comprehensive	in Excess	Treasury	Noncontrolling	Total
	Outstanding	Value	Outstanding	Value	Capital	Income (Loss)	of Earnings	Stock	Interests	Equity
Balances, December 31, 2013	4,400,000	$220	65,028,571	$650	$1,772,821	$—	$(399,953)	$—	$2,745	$1,376,483
Distributions pre-merger	—	—	—	—	—	—	(16,100)	—	—	(16,100)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	10	10
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(264)	(264)
Redemption of Class B shares of subsidiary REITs	—	—	—	—	—	—	—	—	(1,850)	(1,850)
Reverse acquisition capital transaction	2,119,244	111	—	—	49,400	—	—	(4,901)	—	44,610
Conversion of preferred stock to common stock	91,039,999	910	(65,028,571)	(650)	(260)	—	—	—	—	—
Change in par value	—	(1,143)	—	—	1,143	—	—	—	—	—
Exercise of stock options	14,500	—	—	—	201	—	—	—	—	201
Stock-based compensation expense	8,000	—	—	—	1,079	—	—	—	—	1,079
Retirement of fractional shares	(145)	—	—	—	(3)	—	—	—	—	(3)
Common dividends ($0.70625 per share)	—	—	—	—	—	—	(64,363)	—	—	(64,363)
Preferred dividends ($0.0705 per share)	—	—	—	—	—	—	(4,585)	—	—	(4,585)
Net income	—	—	—	—	—	—	24,378	—	220	24,598
Balances, December 31, 2014	97,581,598	98	—	—	1,824,381	—	(460,623)	(4,901)	861	1,359,816
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	110	110
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(45)	(45)
Stock-based compensation expense	8,000	—	—	—	971	—	—	—	—	971
Common dividends ($0.875 per share)	—	—	—	—	—	—	(85,389)	—	—	(85,389)
Treasury stock retirement (107,265 shares)	—	—	—	—	(4,901)	—	—	4,901	—	—
Other comprehensive income (loss)	—	—	—	—	—	(2,519)	—	—	—	(2,519)
Net income	—	—	—	—	—	—	24,392	—	11	24,403
Balances, December 31, 2015	97,589,598	$98	—	$—	$1,820,451	$(2,519)	$(521,620)	$—	$937	$1,297,347

(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Continued)
(in thousands, except share and per share data)

	Years Ended December 31, 2016, 2015 and 2014
		Common		Accumulated
	Common	Stock	Additional	Other	Distributions
	Stock	Par	Paid - in	Comprehensive	in Excess	Treasury	Noncontrolling	Total
	Outstanding	Value	Capital	Income (Loss)	of Earnings	Stock	Interests	Equity
Balances, December 31, 2015	97,589,598	$98	$1,820,451	$(2,519)	$(521,620)	$—	$937	$1,297,347
Distributions to noncontrolling interests	—	—	—	—	—	—	(43)	(43)
Stock-based compensation expense	10,176	—	164	—	—	—	—	164
Issuance of shares pursuant to employment agreements	76,423	—	—	—	—	—	—	—
Share repurchases	(13,628,116)	(14)	(254,547)	—	(35,573)	—	—	(290,134)
Common dividends ($0.875 per share)	—	—	—	—	(77,316)	—	—	(77,316)
Issuance of Warrants	—	—	5	—	—	—	—	5
Dividends to holders of Series A Preferred Stock ($1.375 per share)	—	—	—	—	(9)	—	—	(9)
Other comprehensive income (loss)	—	—	—	2,010	—	—	—	2,010
Net income	—	—	—	—	34,547	—	18	34,565
Balances, December 31, 2016	84,048,081	$84	$1,566,073	$(509)	$(599,971)	$—	$912	$966,589

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,565	$24,403	$24,598
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent and amortization of intangible assets, liabilities and lease inducements	(6,584)	(6,835)	(5,187)
Depreciation and amortization	71,968	72,361	69,047
Bargain purchase gain	—	—	(4,918)
Gain on settlement of a contractual obligation	—	—	(1,166)
Gain on sale of real estate	(39,666)	(3,092)	—
Gain on disposition of assets held for sale	—	(5,151)	—
Straight line rent, below-market ground lease and amortization of intangible assets	1,766	1,899	1,892
Amortization of deferred loan costs	2,803	3,229	2,168
Amortization of premiums and discounts on debt	(870)	(1,179)	(1,192)
Unrealized premium adjustment	1,599	1,168	1,692
Amortization and accretion on loans receivable, net	(1,039)	(6,451)	(5,095)
Bad debt expense	161	1,428	594
Deferred income taxes	164	132	(58)
Stock-based compensation	164	971	1,079
Loans funded, held for sale to secondary market	(38,234)	(29,619)	(32,407)
Proceeds from sale of guaranteed loans	38,536	27,974	22,893
Principal collected on loans subject to secured borrowings	3,866	4,311	4,450
Other operating activity	136	(496)	(460)
Changes in operating assets and liabilities:
Accounts receivable and interest receivable	(2,569)	(350)	(2,028)
Other assets	419	(4,036)	(5,850)
Accounts payable and accrued expenses	630	3,678	1,728
Deferred leasing costs	(19,885)	(8,580)	(9,753)
Other liabilities	3,219	984	2,400
Due to related parties	724	286	2,379
Net cash provided by operating activities	51,873	77,035	66,806
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(35,414)	(26,614)	(24,759)
Acquisition of real estate properties	—	(11,143)	(63,436)
Proceeds from sale of real estate property, net	94,568	7,786	—
Proceeds from sale of assets held for sale, net	26,766	82,272	—
Loans funded	(66,001)	(29,848)	(18,564)
Cash and cash equivalents acquired in connection with the merger	—	—	3,185
Principal collected on loans	33,470	39,950	44,924
Restricted cash	(25,150)	1,691	(3,105)
Other investing activity	1,287	178	1,454
Net cash provided by (used in) investing activities	29,526	64,272	(60,301)

(Continued)
CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages payable	392,000	—	—
Payment of mortgages payable	(4,354)	(77,056)	(6,472)
Proceeds from unsecured revolving lines of credit, revolving credit facilities and term notes	175,000	619,000	554,700
Payment of unsecured revolving lines of credit, revolving credit facilities and term notes	(282,000)	(487,000)	(393,400)
Payment of principal on secured borrowings	(13,946)	(4,311)	(4,450)
Proceeds from secured borrowings	25,791	10,000	5,887
Payment of deferred preferred stock offering costs	(1,960)	—	—
Payment of deferred loan costs	(1,994)	(3,596)	(5,774)
Payment of common dividends	(77,316)	(85,389)	(68,948)
Payment of special dividend and dividend assumed in acquisition	—	—	(59,286)
Distributions pre-merger	—	—	(16,100)
Repurchase of Common Stock	(290,134)	—	—
Contributions from noncontrolling interests	—	110	10
Redemption of class B shares of subsidiary REITs	—	—	(1,850)
Net proceeds from issuance of Warrants	5	—	201
Net proceeds from issuance of Series A Preferred Stock	1,429	—	—
Retirement of fractional shares of Common Stock	—	—	(3)
Noncontrolling interests' distributions	(43)	(45)	(264)
Net cash (used in) provided by financing activities	(77,522)	(28,287)	4,251
Change in cash balances included in assets held for sale	1,471	569	(2,040)
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,348	113,589	8,716
CASH AND CASH EQUIVALENTS:
Beginning of period	139,101	25,512	16,796
End of period	$144,449	$139,101	$25,512
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$33,060	$20,920	$19,397
Federal income taxes paid	$1,353	$805	$691
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additions to investments in real estate included in accounts payable and accrued expenses	$4,527	$8,097	$7,613
Retirement of treasury stock	$—	$4,901	$—
Stock issued in connection with the merger	$—	$—	$44,610
Additions to investments in real estate included in other assets	$—	$4,244	$—
Net increase (decrease) in fair value of derivatives applied to other comprehensive income (loss)	$2,010	$(2,519)	$—
Foreclosure on a loan receivable included in other assets	$—	$708	$—
Additions to deferred loan costs included in accounts payable and accrued expenses	$—	$—	$34
Reduction of loans receivable and secured borrowings due to the SBA's repurchase of the guaranteed portion of loans	$2,663	$—	$—
Additions to preferred stock offering costs included in accounts payable and accrued expenses	$238	$—	$—
Accrual of dividends payable to preferred stockholders	$9	$—	$—
Preferred stock offering costs offset against redeemable preferred stock	$3	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014

1.  ORGANIZATION AND OPERATIONS

CIM Commercial Trust Corporation (“CIM Commercial” or the “Company”) or together with its wholly-owned subsidiaries (which, together with CIM Commercial, may be referred to as “we,” “us” or “our”) primarily invests in, owns, and operates Class A and creative office investments in vibrant and improving urban communities throughout the United States.  These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, improving demographic trends and a propensity for growth.  We were originally organized in 1993 as PMC Commercial Trust (“PMC Commercial”), a Texas real estate investment trust.

On July 8, 2013, PMC Commercial entered into a merger agreement (the “Merger Agreement”) with CIM Urban REIT, LLC (“CIM REIT”), an affiliate of CIM Group, L.P. ("CIM Group"), and subsidiaries of the respective parties. CIM REIT was a private commercial REIT and was the owner of CIM Urban Partners, L.P. (“CIM Urban”).  The transaction (the “Merger”) was completed on March 11, 2014 (the “Acquisition Date”). The Merger was accounted for as a reverse acquisition under the acquisition method of accounting with CIM Urban considered to be the accounting acquirer based upon the terms of the Merger Agreement.  Based on the determination that CIM Urban was the accounting acquirer in the transaction, CIM Urban allocated the purchase price to the fair value of PMC Commercial’s assets and liabilities as of the Acquisition Date.

On April 28, 2014, PMC Commercial’s charter was amended to increase the authorized shares of stock of PMC Commercial from 100,000,000 to 1,000,000,000 shares (of which 900,000,000 are shares of PMC Commercial common stock and 100,000,000 are shares of PMC Commercial preferred stock) and PMC Commercial changed its state of incorporation from Texas to Maryland by means of a merger of PMC Commercial with and into a newly formed, wholly-owned Maryland corporate subsidiary.  Also, on April 28, 2014, PMC Commercial Trust changed its name to CIM Commercial Trust Corporation. Our common stock, $0.001 par value per share (“Common Stock”), is currently traded on the NASDAQ Global Market under the ticker symbol “CMCT.”

On April 28, 2014, we filed Articles of Amendment (the “Reverse Split Amendment”) to effectuate a one-for-five reverse stock split of the Common Stock, effective April 29, 2014. Pursuant to the reverse stock split, each five shares of Common Stock issued and outstanding immediately prior to the effective time of the reverse stock split were converted into one share of Common Stock. Fractional shares of Common Stock were not issued as a result of the reverse stock split; instead, holders of pre-split shares of Common Stock who otherwise would have been entitled to receive a fractional share of Common Stock received an amount in cash equal to the product of the fraction of a share multiplied by the closing price of the Common Stock (as adjusted for the one-for-five reverse stock split). In connection with and immediately following the filing of the Reverse Split Amendment, we filed Articles of Amendment to decrease the par value of the Common Stock issued and outstanding to $0.001 per share, effective April 29, 2014, subsequent to the effective time of the Reverse Split Amendment. All per share and outstanding share information has been presented to reflect the reverse stock split.

CIM Commercial has qualified and intends to continue to qualify as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code of 1986, as amended.

2.  MERGER

The Merger Agreement provided for the business combination of CIM REIT’s wholly-owned subsidiary, CIM Urban, and PMC Commercial. Pursuant to the Merger Agreement, Urban Partners II, LLC ("Urban II"), an affiliate of CIM REIT and CIM Urban, received 4,400,000 shares of newly-issued PMC Commercial common stock and approximately 65,000,000 shares of newly-issued PMC Commercial preferred stock. Following the Merger and subsequent increase in our authorized number of shares, each share of PMC Commercial preferred stock was converted into 1.4 shares of PMC Commercial common stock, resulting in the issuance of 95,440,000 shares of PMC Commercial common stock in the aggregate in connection with the Merger, representing approximately 97.8% of PMC Commercial’s outstanding shares of common stock at the time.

All shares of PMC Commercial common stock that were outstanding immediately prior to the closing of the Merger continued to remain outstanding following the Acquisition Date.  In addition, stockholders of record of PMC Commercial at the close of the business day prior to the Acquisition Date received a special cash dividend of $27.50 per share of PMC Commercial common stock plus the pro-rata portion of PMC Commercial’s regular quarterly cash dividend accrued through the Acquisition Date, each of which was paid on March 25, 2014.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

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

Accordingly, the accompanying financial statements include (1) the historical financial information for CIM Urban for all periods presented, (2) the assets and liabilities of PMC Commercial acquired on March 11, 2014 and still owned or held by us in the consolidated balance sheets as of December 31, 2016 and 2015, respectively and (3) the results of PMC Commercial’s operations and cash flows in the consolidated statements of operations and cash flows from the Acquisition Date. The equity of CIM Commercial is the historical equity of CIM Urban retroactively restated to reflect the number of shares of stock issued by PMC Commercial pursuant to the Merger Agreement. In connection with the reverse acquisition, for purposes of presenting equity for CIM Commercial, the historical stockholders of PMC Commercial were deemed to have been issued 2,119,244 shares of Common Stock (2,226,509 shares of Common Stock, less 107,265 shares of treasury stock) on the Acquisition Date.

Based on an arrangement with PMC Commercial, certain legal and due diligence expenses related to the Merger incurred by PMC Commercial during a certain period of time were reimbursed by CIM Urban. For the year ended December 31, 2014, Merger related costs of $467,000 are included in transaction costs.

Unaudited Pro Forma Financial Information—The following unaudited pro forma consolidated results for the year ended December 31, 2014 assume the Merger was completed as of January 1, 2014:

(in thousands, except per share amounts)
Pro forma revenue (A)	$263,845
Pro forma net income	$19,083
Pro forma basic and diluted earnings per share	$0.20

(A)	Unaudited pro forma revenue including revenue from the acquired assets included in discontinued operations were $278,398,000 for the year ended December 31, 2014.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Ordinary repairs and maintenance are expensed as incurred.

Investments in real estate are evaluated for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two of the impairment testing under GAAP is based on either the income approach with market discount rate, terminal capitalization rate and rental rate assumptions being most critical, or on the sales comparison approach to similar properties. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment of long-lived assets was recognized during the years ended December 31, 2016, 2015 and 2014.

Cash and Cash Equivalents—Cash and cash equivalents include short-term liquid investments with initial maturities of three months or less.

Restricted Cash—Our mortgage loan and hotel management agreements provide for depositing cash into restricted accounts reserved for property taxes, insurance, capital expenditures, free rent, tenant improvement and leasing commission obligations. Restricted cash also includes cash required to be segregated in connection with certain of our loans receivable.

Loans Receivable—Our loans receivable included in other assets, or assets held for sale in 2015, are carried at their unamortized principal balance less unamortized acquisition discounts and premiums, retained loan discounts and loan loss reserves.  For loans originated under the Small Business Administration’s (“SBA”) 7(a) Guaranteed Loan Program (“SBA 7(a) Program”), we sell the portion of the loan that is guaranteed by the SBA.  Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by us is valued on a fair value basis and a discount (the “Retained Loan Discount”) is recorded as a reduction in basis of the retained portion of the loan.

At the Acquisition Date, the carrying value of our loans was adjusted to estimated fair market value and acquisition discounts of $33,907,000 were recorded, which are being accreted to interest and other income using the effective interest method. We sold substantially all of our commercial mortgage loans with unamortized acquisition discounts of $15,951,000 to an unrelated third party in December 2015 (Note 8). Acquisition discounts of $1,951,000 remained as of December 31, 2016 which have not yet been accreted to income.

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

On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers’ business models and future operations in accordance with Accounting Standards Codification (“ASC”) 450-20, Contingencies—Loss Contingencies, and ASC 310-10, Receivables. For the years ended December 31, 2016, 2015 and 2014, we recorded $(206,000), $328,000 and $0 (recovery) impairment on our loans receivable, respectively. We establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, we establish the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

Accounts Receivable—Accounts receivable are carried net of the allowances for uncollectible amounts. Management’s determination of the adequacy of these allowances is based primarily upon evaluation of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible accounts receivable was $876,000 and $751,000 as of December 31, 2016 and 2015, respectively.

Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred leasing costs, deferred offering costs (Note 12) and other deferred costs. Deferred rent receivable is $64,010,000 and $58,612,000 at December 31, 2016 and 2015, respectively. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs of $76,063,000 and $59,225,000 are presented net of accumulated amortization of $25,914,000 and $20,612,000 at December 31, 2016 and 2015, respectively. Deferred offering costs represent direct costs incurred in connection with our offering of Units (as defined in Note 12), excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other registration fees. For a specific issuance of Units, associated offering costs are reclassified as a reduction of proceeds raised on the issuance date. Offering costs incurred but not directly related to a specifically identifiable closing are deferred. Deferred offering costs are first allocated to each issuance on a pro-rata basis equal to the ratio of Units issued in an issuance to the maximum number of Units that are expected to be issued. Then, the deferred offering costs allocated to such issuance are further allocated to the Series A Preferred Stock (as defined in Note 12) and Warrants (as defined in Note 12) issued in such issuance based on the relative fair value of the instruments on the date of issuance. The deferred offering costs allocated to the Series A Preferred Stock and Warrants are reductions to temporary equity and permanent equity, respectively. Deferred offering costs of $2,060,000 related to our offering of Units are included in deferred rent receivable and charges at December 31, 2016. Other deferred costs are $135,000 and $0 at December 31, 2016 and 2015, respectively.

Noncontrolling Interests—Noncontrolling interests represent the interests in various properties owned by third parties. During the year ended December 31, 2014, we paid $1,850,000 to redeem class B shares of subsidiary REITs.

Redeemable Preferred Stock—Beginning on the date of original issuance of any given shares of Series A Preferred Stock (Note 12), the holder of such shares will have the right to require the Company to redeem such shares at a redemption price of 100% of the Stated Value, plus accrued and unpaid dividends, subject to the payment of a redemption fee until the fifth anniversary of such issuance. From and after the fifth anniversary of the date of the original issuance, the holder will have the right to require the Company to redeem such shares at a redemption price of 100% of the Stated Value, plus accrued and unpaid dividends, without a redemption fee, and the Company will have the right (but not the obligation) to redeem such shares at 100% of the Stated Value, plus accrued and unpaid dividends. The applicable redemption price payable upon redemption of any Series A Preferred Stock will be in cash or, on or after the first anniversary of the issuance of such shares of Series A Preferred Stock to be redeemed, in the Company’s sole discretion, in cash or in equal value through the issuance of shares of Common Stock, based on the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption. Since a holder of Series A Preferred Stock has the right to request redemption of such shares and redemptions prior to the first anniversary are to be paid in cash, we have recorded the activity related to our Series A Preferred Stock in temporary equity. We recorded the activity related to our Warrants (Note 12) in permanent equity. On the first anniversary of the date of original issuance, we intend to reclassify the Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. Proceeds and expenses from the sale of the Units are allocated to the Series A Preferred Stock and Warrants using their relative fair values on the date of issuance.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

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

For hotels, an intangible value was assigned to the expected revenues from advance bookings, which were calculated based on discounted income, and to franchise affiliation, which were calculated based on the difference between the net projected income in the year of acquisition and an estimate of income without the franchise. Advance bookings were $0 at each of December 31, 2016 and 2015. Franchise affiliation fee was $0 and $561,000 at December 31, 2016 and 2015, respectively. Advance bookings are amortized over one to three years, and the franchise affiliation fee was being amortized over 10 years, but was written off when the related hotel was sold.

A tax abatement intangible asset was recorded for a property acquired in 2011, based on an approval for a property tax abatement, due to the location of the property. The tax abatement intangible asset is amortized over eight years. Tax abatement was $1,400,000 and $1,951,000 at December 31, 2016 and 2015, respectively.

Revenue Recognition—All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent.  If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us.  When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed.  When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. Lease incentives of $13,084,000 and $13,041,000 are presented net of accumulated amortization of $4,303,000 and $3,067,000 at December 31, 2016 and 2015, respectively.

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

In addition to minimum rents, certain leases provide for additional rents based upon varying percentages of tenants' sales in excess of annual minimums. Percentage rent is recognized once lessees' specified sales targets have been met. Included in rental and other property income for the years ended December 31, 2016, 2015 and 2014, is $338,000, $329,000 and $230,000, respectively, of percentage rent.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

We derive parking revenues from leases with third-party operators. Our parking leases provide for additional rents based upon varying percentages of tenants’ sales in excess of annual minimums. Parking percentage rent is recognized once lessees’ specific sales targets have been met. Included in rental and other property income for the years ended December 31, 2016, 2015 and 2014, is $3,156,000, $2,290,000 and $1,562,000, respectively, of parking percentage rent.

Hotel room sales are recognized upon daily occupancy. Other hotel revenues are recognized as earned upon facility use or food and beverage consumption.

Interest income included in interest and other income or discontinued operations is comprised of interest earned on loans and our short-term investments and the accretion of net loan origination fees and discounts. Interest income on loans is accrued as earned with the accrual of interest suspended when the related loan becomes a Non-Accrual Loan.

Premiums and Discounts on Debt— Premiums and discounts on debt are accreted or amortized on the effective interest method or on a straight-line basis over the respective term of the loan to interest expense, which approximates the effective interest method.

Stock-Based Compensation Plans—We had options outstanding and have issued and continue to issue restricted shares under stock-based compensation plans described more fully in Note 10. We use fair value recognition provisions to account for all awards granted, modified or settled.

Earnings per Share (“EPS”)—Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of shares of Common Stock outstanding for the period. Net income available to common stockholders includes a deduction for dividends due to preferred stockholders. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding adjusted for the dilutive effect, if any, of securities such as stock-based compensation awards, warrants, including the Warrants (Note 13) and preferred stock, including the Series A Preferred Stock (Note 12), whose redemption is payable in shares of Common Stock. The dilutive effect of stock-based compensation awards and warrants, including the Warrants, is reflected in the weighted average diluted shares calculation by application of the treasury stock method. The dilutive effect of preferred stock, including the Series A Preferred Stock, whose redemption is payable in shares of Common Stock is reflected in the weighted average diluted shares calculation by application of the if-converted method.

Distributions—Distributions are recorded on the ex-dividend date.

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

Changes in the estimated fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are initially recorded in other comprehensive income (“OCI”), and are subsequently reclassified into earnings as a component of interest expense when the variability of cash flows of the hedged

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

transaction affects earnings (e.g., when periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the estimated fair value of the derivative differ from the variability in the cash flows of the forecasted transaction) is recognized in current-period earnings as a component of interest expense. When an interest rate swap designated as a cash flow hedge no longer qualifies for hedge accounting, we recognize changes in estimated fair value of the hedge previously deferred to accumulated other comprehensive income (“AOCI”), along with any changes in estimated fair value occurring thereafter, through earnings. We classify cash flows from interest rate swap agreements as net cash provided from operating activities on the consolidated statements of cash flows as our accounting policy is to present the cash flows from the hedging instruments in the same category in the consolidated statements of cash flows as the category for the cash flows from the hedged items. See Note 14 for disclosures about our derivative financial instruments and hedging activities.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

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

Fair Value Measurements—The fair value of our financial assets and liabilities are disclosed in Note 15.

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

The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at December 31, 2016 and 2015. The carrying amounts of our secured borrowings and unsecured credit and term loan facilities approximate their fair values, as the interest rates on these securities are variable and approximate current market interest rates.

Segment Information—Segment information is prepared on the same basis that our management reviews information for operational decision-making purposes. Our reportable segments consist of three types of commercial real estate properties, namely, office, hotel and multifamily, as well as a segment for our lending business that is included in our continuing operations. The lending business that is held for sale at December 31, 2015 and 2014 is not included in our reportable segments.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

The products for our office segment primarily include rental of office space and other tenant services, including tenant reimbursements, parking, and storage space rental. The products for our multifamily segment include rental of apartments and other tenant services. The products for our hotel segment include revenues generated from the operations of hotel properties and rental income generated from a garage located directly across the street from one of the hotels. The income from our lending segment includes income from the yield and other related fee income earned on our loans receivable.

Recently Issued Accounting Pronouncements—In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) which requires an entity's management to evaluate whether there are conditions or events, when considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued. The ASU is effective for the annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current GAAP by: placing more emphasis on risk of loss when determining a controlling financial interest; reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE); and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption was permitted, including adoption in an interim period. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. We adopted ASU 2015-03 retrospectively in our fiscal quarter ended March 31, 2016. As a result of the retrospective adoption, we reclassified unamortized debt issuance costs of $6,113,000 as of December 31, 2015 from deferred rent receivable and charges to debt on the accompanying consolidated balance sheet. Adoption of this guidance did not impact results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is designed to improve the recognition and measurement of financial instruments through targeted changes to existing GAAP. The ASU requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available-for-sale debt securities in combination with other deferred tax assets. In addition, the ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. For public business entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption by public entities to financial statements that have not yet been issued is permitted only for the provision related to instrument-specific credit risk. We are currently in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. Under the new guidance, a lessee will be required to recognize assets and liabilities for

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. In addition, the ASU eliminates certain guidance in ASC 718, which was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is permitted and an entity that elects early adoption must adopt all of the amendments in the same period. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity. The amendments in the ASU replaces the incurred loss impairment methodology in current GAAP with a

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2019. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018. We are currently in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which is intended to increase stakeholders’ awareness of the proposals and expedite improvements to ASU 2014-09. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business, which narrows the definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. For public entities, the ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted under certain circumstances as outlined in the ASU. We are currently in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.

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

There were no acquisitions during the year ended December 31, 2016.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

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

	Asset	Date of		Sales	Gain on
Property	Type	Sale	Rooms	Price	Sale
				(in thousands)
Courtyard Oakland, Oakland, CA	Hotel	February 2, 2016	162	$43,800	$24,739
LAX Holiday Inn, Los Angeles, CA	Hotel	July 19, 2016	405	$52,500	$14,927

During 2015, we acquired a 100% fee-simple interest in a surface parking lot known as 2 Kaiser Plaza Parking Lot from an unrelated third party. The parking lot has approximately 44,642 square feet of land and is located in Oakland, California. The acquisition was funded with proceeds from our unsecured credit facility, and the acquired property is reported as part of the office segment (Note 21).

	Asset	Date of		Purchase
Property	Type	Acquisition	Square Feet	Price
				(in thousands)
2 Kaiser Plaza Parking Lot, Oakland, CA	Surface parking lot	August 26, 2015	44,642	$11,143

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

The results of operations of the properties acquired have been included in the consolidated statements of operations from the date of acquisition. The fair values of the net assets acquired for the above-noted acquisitions during the years ended December 31, 2015 and 2014, respectively, are as follows:

	Year Ended December 31,
	2015 (1)	2014 (1)
	(in thousands)
Land	$10,931	$22,975
Land improvements	110	535
Buildings and improvements	—	38,821
Tenant improvements	—	1,197
Acquired in-place leases (2)	102	2,396
Acquired below-market leases (3)	—	(2,488)
Net assets acquired	$11,143	$63,436

(1)
The purchase price of the acquisitions completed during the years ended December 31, 2015 and 2014, respectively, were individually less than 5% and in aggregate less than 10% of our total assets as of December 31, 2015 and 2014, respectively.

(2)	Acquired in-place leases have a weighted average amortization period of 3.0 years and 5.1 years for the 2015 and 2014 acquisitions, respectively.

(3)	Acquired below-market leases have a weighted average amortization period of 5.0 years for the 2014 acquisitions.

Acquisition related expenses of $0, $107,000 and $491,000 were expensed as incurred during the years ended December 31, 2016, 2015 and 2014, respectively.

Abandoned project costs of $328,000, $486,000 and $132,000 were expensed as incurred during the years ended December 31, 2016, 2015 and 2014, respectively.

On February 10, 2017, we entered into a purchase and sale agreement with an unrelated third-party for the sale of our office building located at 211 Main Street in San Francisco, California. The contract sales price is approximately $293,000,000 and we expect the closing of the sale to occur within the first quarter of 2017.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

5.  INVESTMENTS IN REAL ESTATE

Investments in real estate consist of the following:

	December 31,
	2016	2015
	(in thousands)
Land	$343,564	$363,612
Land improvements	26,177	26,747
Buildings and improvements	1,475,415	1,506,962
Furniture, fixtures, and equipment	4,955	9,720
Tenant improvements	159,677	146,205
Work in progress	11,706	8,126
Investments in real estate	2,021,494	2,061,372
Accumulated depreciation	(414,552)	(369,661)
Net investments in real estate	$1,606,942	$1,691,711

For the years ended December 31, 2016, 2015, and 2014, we recorded depreciation expense of $62,239,000, $61,915,000, and $58,635,000, respectively.

6.  OTHER INTANGIBLE ASSETS

A schedule of our intangible assets and liabilities and related accumulated amortization and accretion as of December 31, 2016 and 2015, is as follows:

	Assets					Liabilities
December 31, 2016	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Acquired Below-Market Ground Lease	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$215	$11,551	$4,273	$11,685	$2,957	$(18,893)
Accumulated amortization	(180)	(8,443)	(2,873)	(1,562)	—	15,317
	$35	$3,108	$1,400	$10,123	$2,957	$(3,576)
Average useful life (in years)	8	10	8	84	Indefinite	8

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

	Assets						Liabilities
December 31, 2015	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Franchise Affiliation Fee(1)	Acquired Below-Market Ground Lease	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$966	$21,398	$4,273	$3,936	$11,685	$2,957	$(19,722)
Accumulated amortization	(843)	(16,943)	(2,322)	(3,375)	(1,422)	—	13,636
	$123	$4,455	$1,951	$561	$10,263	$2,957	$(6,086)
Average useful life (in years)	7	8	8	10	84	Indefinite	8

(1)	Franchise affiliation fee is associated with the Courtyard Oakland, which was sold in February 2016 (Note 4).

The amortization of the acquired above-market leases which decreased rental and other property income was $88,000, $240,000 and $602,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The amortization of acquired in-place leases included in depreciation and amortization expense was $1,347,000, $1,857,000 and $2,368,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Tax abatement amortization of $551,000 for each of the years ended December 31, 2016, 2015 and 2014, and the amortization of acquired below-market ground lease of $140,000 for each of the years ended December 31, 2016, 2015 and 2014, are included in rental and other property operating expenses. Included in depreciation and amortization expense was franchise affiliation fee amortization of $33,000, $394,000 and $394,000 for the years ended December 31, 2016, 2015 and 2014, respectively.  The amortization of advance bookings included in depreciation and amortization expense was $0, $0 and $190,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The amortization of the acquired below-market leases included in rental and other property income was $2,510,000, $2,571,000 and $2,631,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

A schedule of future amortization and accretion of acquisition related intangible assets and liabilities as of December 31, 2016, is as follows:

	Assets				Liabilities
	Acquired	Acquired		Acquired	Acquired
	Above-Market	In-Place	Tax	Below-Market	Below-Market
Years Ending December 31,	Leases	Leases	Abatement	Ground Lease	Leases
	(in thousands)
2017	$26	$871	$551	$140	$(2,405)
2018	9	733	551	140	(971)
2019	—	464	298	140	(200)
2020	—	207	—	140	—
2021	—	207	—	140	—
Thereafter	—	626	—	9,423	—
	$35	$3,108	$1,400	$10,123	$(3,576)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

7. OTHER ASSETS
Other assets consist of the following:

	December 31,
	2016	2015
	(in thousands)
SBA 7(a) loans, subject to credit risk	$43,623	$43,178
SBA 7(a) loans, subject to secured borrowings	29,524	36,646
Other assets	19,123	22,577
	$92,270	$102,401

SBA 7(a) Loans, Subject to Credit Risk—Represents the non-government guaranteed retained portion of loans originated under the SBA 7(a) Program and the government guaranteed portion of loans that have not yet been fully funded or sold.
SBA 7(a) Loans, Subject to Secured Borrowings—Represents the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans. There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.
At December 31, 2016 and 2015, 99.7% and 97.6%, respectively, of our loans were current with the remainder ($249,000 and $1,812,000, respectively) greater than 29 days delinquent. We classify loans with negative characteristics in substandard categories ranging from special mention to doubtful. At December 31, 2016 and 2015, $804,000 and $1,891,000, respectively, of loans subject to credit risk were classified in substandard categories.
At December 31, 2016 and 2015, our loans were 94.6% and 94.3%, respectively, concentrated in the hospitality industry.

8.  DISCONTINUED OPERATIONS

We had reflected the lending segment, which was acquired on the Acquisition Date as disclosed in Note 1, as held for sale commencing in 2014, based on a plan approved by the Board of Directors to sell the lending segment that, when completed, would have resulted in the deconsolidation of the lending segment, which at that time was focused on small business lending in the hospitality industry.  In July 2015, to maximize value, we modified our strategy from a strategy of selling the lending segment as a whole to a strategy of soliciting buyers for components of the business, including our commercial mortgage loans and the SBA 7(a) lending platform.  This change in the sale methodology resulted in the need to extend the period to complete the sale of the lending segment beyond one year. In connection with our plan, we have expensed transaction costs of $6,000, $675,000 and $473,000 as incurred during the years ended December 31, 2016, 2015 and 2014, respectively.

On December 17, 2015, pursuant to the modified plan, we sold substantially all of our commercial mortgage loans with a carrying value of $77,121,000 to an unrelated third party and recognized a gain of $5,151,000. In September 2016, we discontinued our efforts to sell the SBA 7(a) lending platform, and the activities related to the SBA 7(a) lending platform have been reclassified to continuing operations for all periods presented.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

On December 29, 2016, we sold our commercial real estate lending subsidiary, which was classified as held for sale and had a carrying value of $27,587,000, which was equal to management's estimate of fair value, to a fund managed by an affiliate of CIM Group (Note 16). We did not recognize any gain or loss in connection with the transaction. Management's estimate of fair value was determined with assistance from an independent third party valuation firm. Our gain on sale of our commercial real estate lending subsidiary and our commercial mortgage loans was computed as follows for the years ended December 31, 2016 and 2015, respectively:

	Year Ended December 31,
	2016	2015
	(in thousands)
Proceeds received	$27,587	$84,928
Less: Carrying value (1)	(27,587)	(77,121)
Gain on sale before transaction costs	—	7,807
Transaction costs (2)	—	(2,656)
Gain on disposition of assets held for sale	$—	$5,151

(1)	For commercial mortgage loans sold during the year ended December 31, 2015, includes unamortized acquisition discounts of $15,951,000 as of the date of sale.

(2)
Transaction costs for the year ended December 31, 2015 include $1,638,000 paid to CIM SBA Staffing, LLC, an affiliate of CIM Group, for reimbursement of costs in connection with the sale of substantially all of our commercial mortgage loans to an unrelated third party.

The following is the detail of the carrying value of assets and liabilities at the time of sale of our commercial real estate lending subsidiary that was sold in December 2016:

(in thousands)
Assets (1)
Commercial real estate loans, net	$52,822
Cash and cash equivalents	821
Restricted cash	1,076
Accounts receivable, net	684
Other assets	23
Total assets held for sale, net	55,426
Liabilities (1)
Debt	25,941
Accounts payable and accrued expenses	503
Other liabilities	1,395
Total liabilities associated with assets held for sale	27,839
Carrying value	$27,587

(1)
Management estimated that the fair value of the assets held for sale and the liabilities associated with assets held for sale approximated their carrying value at the time of the sale. Management's estimate of the fair value of the commercial real estate loans was determined with assistance from an independent third party valuation firm.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

The following is the detail of the carrying amounts of assets and liabilities of the components of the lending segment that are classified as held for sale on the consolidated balance sheet as of December 31, 2015:

(in thousands)
Assets held for sale
Loans receivable, net (1)	$20,338
Cash and cash equivalents	1,471
Accounts receivable, net	253
Total assets held for sale, net	$22,062
Liabilities associated with assets held for sale
Debt (2)	$10,000
Accounts payable and accrued expenses	230
Other liabilities	22
Total liabilities associated with assets held for sale	$10,252

(1)
Represents a commercial real estate loan, subject to secured borrowings, which is a mezzanine loan secured by an indirect ownership interest in an entity that either directly or indirectly owns parcels of commercial real estate. The loan had a variable interest rate.

(2)
Represents a secured borrowing on a commercial real estate loan with a variable interest rate, reset monthly, based on the 30-day London Interbank Offered Rate ("LIBOR"). The secured borrowing had an interest rate of 9.77% and was repaid in June 2016.

The following is the detail of income from operations of assets held for sale classified as discontinued operations on the consolidated statements of operations:

			From the Acquisition Date through
	Year Ended December 31,		December 31,
	2016	2015	2014
	(in thousands)
Revenue - Interest and other income	$6,389	$14,544	$12,236

Expenses:
Interest expense	1,944	132	—
Fees to related party (1)	550	777	—
General and administrative (1)	42	495	762
Provision for income taxes	—	—	19
Total expenses	2,536	1,404	781
Income from operations of assets held for sale	3,853	13,140	11,455
Gain on disposition of assets held for sale	—	5,151	—
Net income from discontinued operations	$3,853	$18,291	$11,455

(1)
Salaries and related benefits of $664,000 were included in general and administrative expense for the period from the Acquisition Date through December 31, 2014 while, as a result of the transfer of substantially all our lending segment employees to an affiliate (Note 16), such expenses were included in fees to related party for the years ended December 31, 2016 and 2015.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

9.  DEBT

Information on our debt is as follows:

	December 31,
	2016	2015
	(in thousands)
Mortgage loans with a fixed interest rate of 4.14% per annum, with monthly payments of interest only, and balances totaling $392,000,000 due on July 1, 2026. The loans are nonrecourse.	$392,000	$—
Mortgage loan with a fixed interest rate of 4.50% per annum, with monthly payments of interest only for 10 years, and payments of interest and principal starting in February 2022. The loan has a $42,008,000 balance due on January 5, 2027. The loan is nonrecourse.	46,000	46,000
Mortgage loans with a fixed interest rate of 5.39% per annum, with monthly payments of principal and interest, and balances totaling $35,695,000 due on March 1, 2021. The loans are nonrecourse.	39,134	39,846
Mortgage loan with a fixed interest rate of 5.18% per annum, with monthly payments of principal and interest, and a balance of $26,232,000 due on June 5, 2021. The loan is nonrecourse.	29,167	29,744
Mortgage loan with a fixed interest rate of 6.65% per annum, with monthly payments of principal and interest. The loan has a 25-year amortization schedule with a $21,136,000 balance due on July 15, 2018. The loan is nonrecourse.	26,136	29,201
	532,437	144,791
Deferred loan costs related to mortgage loans	(2,366)	(897)
Premiums and discounts on assumed mortgages, net	722	1,178
Total Mortgages Payable	530,793	145,072
Secured borrowing principal on SBA 7(a) loans sold for a premium and excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 4.13% and 3.90% at December 31, 2016 and 2015, respectively.	23,122	29,481
Secured borrowing principal on SBA 7(a) loans sold for excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 1.83% and 1.58% at December 31, 2016 and 2015, respectively.	4,777	4,947
	27,899	34,428
Unamortized premiums	2,077	2,693
Total Secured Borrowings—Government Guaranteed Loans	29,976	37,121
Unsecured term loan facility	385,000	385,000
Junior subordinated notes with a variable interest rate which resets quarterly based on the 90-day LIBOR plus 3.25%, with quarterly interest only payments. Balance due at maturity on March 30, 2035.	27,070	27,070
Unsecured credit facility	—	107,000
	412,070	519,070
Deferred loan costs related to unsecured term loan and credit facilities	(2,938)	(5,216)
Discount on junior subordinated notes	(2,015)	(2,091)
Total Other	407,117	511,763
Total Debt	$967,886	$693,956

The mortgages payable are secured by deeds of trust on certain of the properties and assignments of rents.

The junior subordinated notes may be redeemed at par at our option.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

Secured borrowings—government guaranteed loans represent sold loans which are treated as secured borrowings because the loan sales did not meet the derecognition criteria provided for in ASC 860-30, Secured Borrowing and Collateral. To the extent secured borrowings are for government guaranteed loans, they may include cash premiums which are included in secured borrowings and amortized as a reduction to interest expense over the life of the loan using the effective interest method and are fully amortized when the underlying loan is repaid in full.

Deferred loan costs, which represent legal and third-party fees incurred in connection with our borrowing activities, are capitalized and amortized to interest expense on a straight-line basis over the life of the related loan, approximating the effective interest method. Deferred loan costs of $7,122,000 and $10,445,000 are presented net of accumulated amortization of $1,818,000 and $4,332,000 at December 31, 2016 and 2015, respectively, and are a reduction to total debt.

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

In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at (i) the base rate plus 0.20% to 1.00% or (ii) LIBOR plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bore interest at (i) the base rate plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The delayed-draw term loan was also subject to an unused line fee of 0.25%. The credit facility was set to mature in September 2016 and prior to maturity, we exercised the first of two one-year extension options through September 2017. Additionally, we permanently reduced the revolving credit commitment under the credit facility to $200,000,000. At December 31, 2016, $0 was outstanding under the credit facility and $200,000,000 was available for future borrowings, while at December 31, 2015 $107,000,000 ($0 under the revolver and $107,000,000 under the term loans) was outstanding under the credit facility and $450,000,000 was available for future borrowings. Proceeds from the unsecured credit facility were used for acquisitions, funding of the tender offer (Note 13), general corporate purposes, and to repay mortgage loans and outstanding balances under our prior unsecured credit facilities. At December 31, 2015, the interest rate on the outstanding balances under this unsecured credit facility was 1.57%. In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. A portion of the net proceeds from the loans was used to repay outstanding balances under our unsecured credit facility and the remaining portion was used to repurchase shares of our Common Stock in a private repurchase in September 2016.

In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $385,000,000. The term loan facility ranks pari passu with CIM Commercial’s unsecured credit facility described above; covenants under the term loan facility are substantially the same as those in the unsecured credit facility. Outstanding advances under the term loan facility bear interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio. The unused portion of the term loan facility was also subject to an unused fee of 0.20%. With some exceptions, any prepayment of the term loan facility prior to May 2017 will be subject to a prepayment fee up to 2% of the outstanding principal amount. The term loan facility matures in May 2022. On November 2, 2015, $385,000,000 was drawn under the term loan facility. At December 31, 2016 and 2015, $385,000,000 was outstanding under the term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. At December 31, 2016 and 2015, the variable interest rate on

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

this unsecured term loan facility was 2.22% and 1.84%, respectively. The interest rate of the loan has been effectively converted to a fixed rate of 3.16% until May 8, 2020 through interest rate swaps (Note 14).

At December 31, 2016 and 2015, we were in compliance with all of our respective financial covenants under the unsecured credit and term loan facilities.

On April 1, 2015, we paid off a mortgage with an outstanding balance of $12,364,000 using the unsecured credit facility. In addition, on September 1, 2015, we paid off two mortgages with a combined outstanding balance of $58,873,000 using the unsecured credit facility.

At December 31, 2016 and 2015, accrued interest and unused commitment fees payable of $3,133,000 and $1,733,000, respectively, are included in accounts payable and accrued expenses.

Future principal payments on our debt (face value) at December 31, 2016 are as follows:

Years Ending	Secured Borrowings	Mortgages
December 31,	Principal (1)	Payable	Other (2)	Total
	(in thousands)
2017	$996	$4,642	$—	$5,638
2018	1,032	24,300	—	25,332
2019	1,067	1,519	—	2,586
2020	1,107	1,596	—	2,703
2021	1,148	62,380	—	63,528
Thereafter	22,549	438,000	412,070	872,619
	$27,899	$532,437	$412,070	$972,406

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

10.  STOCK-BASED COMPENSATION PLANS

The 2005 Equity Incentive Plan, which expired in June 2015, permitted the grant of options to our employees, executive officers and Board of Directors and restricted stock to our executive officers and Board of Directors for up to 300,000 shares of Common Stock, as amended.  The options outstanding under the plan were forfeited on January 31, 2015.

On May 6, 2015, our stockholders approved the 2015 Equity Incentive Plan which permits the grant of restricted shares to our non-employee Board of Directors, other than shares issued as set forth in Note 17, for an aggregate of up to 400,000 shares of Common Stock.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

Options—Option awards were granted with an exercise price equal to the market price of Common Stock at the date of grant and vested immediately upon grant with five-year contractual terms.  A summary of the status of our stock options as of December 31, 2015 and 2014 and the changes during the years ended are as follows:

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

Effective January 31, 2015, all 17,050 outstanding options were forfeited in accordance with the plan. No stock options were outstanding as of December 31, 2016 and 2015. We recorded compensation expense of $0, $0 and $8,000 during the years ended December 31, 2016, 2015 and 2014, respectively, related to the option grant.

Restricted Shares—A summary of our restricted shares as of December 31, 2016, 2015 and 2014 and the changes during the years ended is as follows:

	2016
		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
Balance, January 1	8,002	$18.27
Granted	10,176	$18.87
Vested	(7,334)	$18.10
Balance, December 31	10,844	$18.75

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

	2015
		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
Balance, January 1	7,334	$21.32
Granted	8,000	$17.81
Vested	(7,332)	$17.82
Balance, December 31	8,002	$18.27

	2014
		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
Balance, March 11 (Acquisition Date)	—	$—
Granted	8,000	$21.42
Vested	(666)	$22.54
Balance, December 31	7,334	$21.32

On March 11, 2014, we granted awards of 2,000 restricted shares of Common Stock to each of the independent members of the Board of Directors (6,000 in aggregate) which awards were effective upon the receipt of stockholder approval of the amendment of the 2005 Equity Incentive Plan on April 28, 2014.  The shares of Common Stock vested in March 2015 based on one year of continuous service. In April 2015, an additional 2,000 restricted shares of Common Stock were granted to each of the independent members of the Board of Directors (6,000 in aggregate) under the 2015 Equity Incentive Plan, which vested in April 2016 based on one year of continuous service. In addition, in May 2016, 3,392 restricted shares of Common Stock were granted to each of the independent members of the Board of Directors (10,176 in aggregate) under the 2015 Equity Incentive Plan, which will vest over one year of continuous service. Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period. We recorded compensation expense of $155,000, $113,000 and $95,000 for the years ended December 31, 2016, 2015 and 2014, respectively, related to these restricted shares of Common Stock.

We issued to two of our executive officers an aggregate of 2,000 shares of Common Stock on May 6, 2014 and an aggregate of 2,000 shares of Common Stock on March 6, 2015. The restricted shares of Common Stock vest based on two years of continuous service with one-third of the shares of Common Stock vesting immediately upon issuance and one-third vesting at the end of each of the next two years from the date of issuance. Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period. We recognized compensation expense of $9,000, $39,000 and $29,000 for the years ended December 31, 2016, 2015 and 2014, respectively, related to these restricted shares of Common Stock.

As of December 31, 2016, there was $65,000 of total unrecognized compensation expense related to shares of Common Stock which will be recognized over the next year. The estimated fair value of restricted shares vested during 2016, 2015 and 2014 was $133,000, $131,000 and $15,000, respectively.

11.  EARNINGS PER SHARE (“EPS”)

The computations of basic EPS are based on our weighted average shares outstanding. The basic weighted average shares of Common Stock outstanding were 91,328,000, 97,588,000 and 97,173,000 for the years ended December 31, 2016, 2015 and 2014, respectively.  For the years ended December 31, 2016, 2015 and 2014, the diluted weighted average shares of Common Stock outstanding were increased by 0, 0 and 3,000 shares, respectively, to reflect the dilutive effect of stock options. Outstanding shares of Series A Preferred Stock and Warrants were not included in the computation of diluted EPS for the year ended December 31, 2016 because their impact was deemed to be anti-dilutive. Options to purchase 11,850 shares of

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

Common Stock were not included in the computation of diluted EPS for the year ended December 31, 2014 because their impact was deemed to be anti-dilutive.

EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.

The following table reconciles the numerator and denominator used in computing our basic and diluted per-share computations for net income available to common stockholders for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except share and per share amounts)
Numerator:
Net income from continuing operations	$30,712	$6,112	$13,143
Net income attributable to noncontrolling interests	(18)	(11)	(220)
Redeemable preferred stock dividends	(9)	—	—
Numerator for basic and diluted net income from continuing operations available to common stockholders	30,685	6,101	12,923
Net income from discontinued operations	3,853	18,291	11,455
Numerator for basic and diluted net income available to common stockholders	$34,538	$24,392	$24,378
Denominator:
Basic weighted average shares outstanding	91,328	97,588	97,173
Effect of dilutive securities—contingently issuable shares and stock options	—	—	3
Diluted weighted average shares and common stock equivalents outstanding	91,328	97,588	97,176
Basic and diluted net income available to common stockholders per share:
Continuing operations	$0.34	$0.06	$0.13
Discontinued operations	0.04	0.19	0.12
Net income	$0.38	$0.25	$0.25

12.  REDEEMABLE PREFERRED STOCK

On April 22, 2016, we filed a registration statement with the Securities and Exchange Commission for up to $900,000,000 of units (collectively, the "Units"), with each unit consisting of (i) one share of Series A Preferred Stock, par value $0.001 per share, of the Company (collectively, the "Series A Preferred Stock") with an initial stated value of $25.00 per share ("Stated Value") and (ii) one warrant (collectively, the "Warrants") to purchase 0.25 of a share of Common Stock (Note 13), which was declared effective on July 1, 2016 by the Securities and Exchange Commission (“SEC”). The registration statement allows us to sell up to a maximum of 36,000,000 Units. Our Series A Preferred Stock ranks senior to our Common Stock with respect to payment of dividends and distributions of amounts upon liquidation, dissolution or winding up. Proceeds and expenses from the sale of the Units are allocated to the Series A Preferred Stock and Warrants using their relative fair values on the date of issuance.

Our Series A Preferred Stock is redeemable at the option of the holder (the "Holder") or CIM Commercial. The redemption schedule of the Series A Preferred Stock allows redemptions at the option of the Holder from the date of original issuance of any given shares of Series A Preferred Stock through the second year at Stated Value, plus accrued and unpaid dividends, subject to the payment of a 13.0% redemption fee. After year two, the redemption fee decreases to 10.0% and after year five there is no redemption fee. Also, CIM Commercial has the right to redeem the Series A Preferred Stock after year five

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

at Stated Value, plus accrued and unpaid dividends. At the Company’s discretion, redemptions will be paid in cash or, on or after the first anniversary of the issuance of such shares of Series A Preferred Stock, an equal value of Common Stock based on the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption. As of December 31, 2016, no shares of Series A Preferred Stock have been redeemed.

As of December 31, 2016, we had issued 61,435 Units and received gross proceeds of $1,536,000 ($1,528,000 of which were allocated to the Series A Preferred Stock in temporary equity and the remaining $8,000 were allocated to the Warrants in permanent equity). In connection with such issuance, costs specifically identifiable to the offering of Units, such as commissions, dealer manager fees and other registration fees, totaled $102,000 ($99,000 of which were allocated to the Series A Preferred Stock in temporary equity and the remaining $3,000 were allocated to the Warrants in permanent equity). In addition, non issuance specific costs related to this offering totaling $2,063,000 have been deferred. As of December 31, 2016, we have reclassified $3,000 and a de minimis amount from deferred rent receivable and charges to temporary equity and stockholders' equity, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the number of Units issued during the period relative to the maximum number of Units anticipated to be issued under the offering.

Holders of Series A Preferred Stock are entitled to receive, when, and as authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the Stated Value (i.e., the equivalent of $0.34375 per share per quarter). Dividends on each share of Series A Preferred Stock will begin accruing on, and will be cumulative from, the date of issuance. Cash dividends declared on our Series A Preferred Stock for the year ended December 31, 2016 consist of the following:

			Aggregate
Declaration Date	Payment Date	Number of Shares	Dividends Declared
			(in thousands)
December 6, 2016	January 17, 2017	61,435	$9

On March 8, 2017, we declared a dividend of $0.34375 per share of our Series A Preferred Stock, or portion thereof for issuances during the period from January 1, 2017 to March 31, 2017, to be paid on April 17, 2017 to the holders of Series A Preferred Stock of record on April 5, 2017.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

13.  STOCKHOLDERS' EQUITY

Dividends

Dividends per share of Common Stock declared during the years ended December 31, 2016 and 2015 consist of the following:

Declaration Date	Payment Date	Dividend Per Common Share
December 6, 2016	December 23, 2016	$0.21875
September 12, 2016	September 28, 2016	$0.21875
June 10, 2016	June 28, 2016	$0.21875
March 8, 2016	March 29, 2016	$0.21875
December 10, 2015	December 29, 2015	$0.21875
September 14, 2015	September 30, 2015	$0.21875
June 12, 2015	June 29, 2015	$0.21875
March 6, 2015	March 27, 2015	$0.21875

On March 8, 2017, we declared a common share dividend of $0.21875 per share of Common Stock, to be paid on March 27, 2017 to stockholders of record on March 20, 2017.

Share Repurchases

On May 16, 2016, we announced a cash tender offer to purchase up to 10 million shares of our Common Stock at a price of $21.00 per share. The tender offer expired on June 13, 2016. The tender offer was oversubscribed and, pursuant to the terms of the tender offer, shares of Common Stock were accepted on a pro rata basis. In connection with the tender offer, we repurchased, canceled and retired 10 million shares of our Common Stock for an aggregate purchase price of $210,000,000, excluding fees and expenses related to the tender offer, which were $301,000. Based on the actual total number of shares tendered, Urban II, a fund managed by an affiliate of CIM Group, an affiliate of the Manager and the Advisor (each as defined in Note 16), received $208,140,000 of the aggregate purchase price paid. We funded the tender offer using available cash from asset sales and borrowings on our unsecured credit facility. The purchased shares represented approximately 10.24% of our then-outstanding shares of Common Stock. As a result of the repurchase, our stockholders' equity was reduced by the amount we paid for the repurchased shares and the related expenses.

In addition, on September 14, 2016, we repurchased, in a privately negotiated transaction, canceled and retired 3,628,116 shares of Common Stock from Urban II. The aggregate purchase price was $79,819,000, or $22.00 per share. We funded the repurchase using proceeds from the six mortgage loans obtained in June 2016. As a result of the repurchase, our stockholders' equity was further reduced by the amount we paid for the repurchased shares and the related expenses. The Company intends to engage in transactions that would allow stockholders that did not participate in the September 2016 private repurchase to receive the economic benefit of the private repurchase in an equitable manner.  Such transactions could take many forms, including the declaration and payment of one or more special dividends, additional share repurchases or tender offers.

Warrants

Each Units consists of (i) one share of Series A Preferred Stock (Note 12) and (ii) one Warrant which allows the holder to purchase 0.25 of a share of Common Stock. The Warrants are exercisable beginning on the first anniversary of the date of original issuance until and including the fifth anniversary of the date of such issuance. The exercise price of each Warrant is at a 15.0% premium to the per share estimated net asset value of our Common Stock (as most recently published by us at the time of each issuance).

Proceeds and expenses from the sale of the Units are allocated to the Series A Preferred Stock and Warrants using their relative fair values on the date of issuance. As of December 31, 2016, we had issued 61,435 Warrants in connection with our

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

offering of Units and allocated net proceeds of $5,000, after specifically identifiable offering costs and allocated general offering costs, to the Warrants in permanent equity.

14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Hedges of Interest Rate Risk

In order to manage financing costs and interest rate exposure related to our $385,000,000 unsecured term loan facility (Note 9), on August 13, 2015, we entered into interest rate swap agreements with multiple counterparties. These swap agreements became effective on November 2, 2015. Each of our interest rate swap agreements meets the criteria for cash flow hedge accounting treatment and we have designated the interest rate swap agreements as cash flow hedges of the risk of variability attributable to changes in the one-month LIBOR on the term loan facility. Accordingly, the interest rate swaps are recorded on the consolidated balance sheets at fair value and the changes in the fair value of the swaps are recorded in OCI and reclassified to earnings as an adjustment to interest expense as interest becomes receivable or payable (Note 3). We do not expect any significant losses from counterparty defaults related to our swap agreements.

Summary of Derivatives

The following table sets forth the key terms of our interest rate swap contracts:

Number of Interest Rate Swaps (1) (2)	Total Notional Amount	Fixed Rates	Floating Rate Index	Effective Date	Expiration Date
	(in thousands)
10	$385,000	1.559% - 1.569%	One-Month LIBOR	11/2/2015	5/8/2020

(1)	See Note 15 for our fair value disclosures.

(2)	Our interest rate swaps are not subject to master netting arrangements.

These swaps hedge the future cash flows of interest payments on our $385,000,000 unsecured term loan facility by fixing the rate until May 8, 2020 at a weighted average rate of 1.563% plus the credit spread, which was 1.60% at December 31, 2016 and 2015, or an all-in rate of 3.16%.

Credit-Risk-Related Contingent Features

Each of our interest rate swap agreements contains a provision under which we could also be declared in default under such agreements if we default on the term loan facility. As of December 31, 2016 and 2015, there have been no events of default under our interest rate swap agreements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

Impact of Hedges on AOCI and Consolidated Statements of Operations

The changes in the balance of each component of AOCI related to our interest rate swaps designated as cash flow hedges are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Accumulated other comprehensive income (loss), at beginning of period	$(2,519)	$—	$—
Other comprehensive income (loss) before reclassifications	(2,227)	(3,381)	—
Amounts reclassified from accumulated other comprehensive income (loss) (1)	4,237	862	—
Net current period other comprehensive income (loss)	2,010	(2,519)	—
Accumulated other comprehensive income (loss), at end of period	$(509)	$(2,519)	$—

(1)	The amounts from AOCI are reclassified as an increase to interest expense in the statements of operations.

Future Reclassifications from AOCI

We estimate that $3,048,000 related to our derivatives designated as cash flow hedges will be reclassified out of AOCI as an increase to interest expense during the next twelve months.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Our derivative financial instruments (Note 14) are measured at fair value on a recurring basis and are presented on our consolidated balance sheets at fair value, on a gross basis, excluding accrued interest. The table below presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets:

	December 31,			Balance Sheet
	2016	2015	Level	Location
	(in thousands)
Liabilities:
Interest rate swaps	$509	$2,519	2	Other liabilities

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on our consolidated balance sheets are as follows:

	December 31, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Level
	(in thousands)
Assets:
Loans receivable subject to credit risk	$43,623	$43,621	$43,178	$43,508	3
SBA 7(a) loans receivable, subject to secured borrowings	29,524	29,976	36,646	37,121	3
Other loans receivable	2,593	2,550	3,278	3,189	3
Commercial real estate loan, subject to secured borrowing	—	—	20,338	20,408	3
Liabilities:
Mortgages payable	530,793	516,892	145,072	147,516	3
Junior subordinated notes	25,055	25,173	24,979	25,046	3

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

Loans Receivable Subject to Credit Risk and Other Loans Receivable—Loans receivable were initially recorded at estimated fair value at the Acquisition Date.  Loans receivable originated subsequent to the Acquisition Date are recorded at cost upon origination and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions.   At December 31, 2016, our assumptions included discount rates ranging from 8.25% to 13.25% and prepayment rates ranging from 5.80% to 20.00%. At December 31, 2015, our assumptions included discount rates ranging from 8.00% to 12.75% and a prepayment rate of 15.00%.

SBA 7(a) Loans Receivable, Subject to Secured Borrowings—These loans receivable represent the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans.  There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.  In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows taking into consideration the lack of credit risk and using a range of prepayment rates of 6.70% to 20.00% at December 31, 2016 and a prepayment rate of 15.00% at December 31, 2015.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

Commercial Real Estate Loan, Subject to Secured Borrowing—In order to determine the estimated fair value of our commercial real estate loan receivable which consisted of a mezzanine loan, we used a present value technique for the anticipated future cash flows using certain assumptions including a discount rate of 9.77% at December 31, 2015.  For the purpose of fair value determination, there was no prepayment anticipated and no potential credit deterioration anticipated on this loan at December 31, 2015.

Mortgages Payable—The fair values of mortgages payable are estimated based on current interest rates available for debt instruments with similar terms. The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 4.60% to 4.72% and 4.42% to 4.72% at December 31, 2016 and 2015, respectively.

Junior Subordinated Notes—The fair value of the junior subordinated notes is estimated based on current interest rates available for debt instruments with similar terms.  Discounted cash flow analysis is generally used to estimate the fair value of our junior subordinated notes.  The rate used was 4.83% and 4.44% at December 31, 2016 and 2015, respectively.

16.   RELATED-PARTY TRANSACTIONS

In May 2005, CIM Urban and CIM Urban REIT Management, L.P., each an affiliate of CIM REIT and CIM Group, entered into an Investment Management Agreement, pursuant to which CIM Urban engaged CIM Urban REIT Management, L.P. to provide investment advisory services to CIM Urban. CIM Investment Advisors, LLC, an affiliate of CIM REIT and CIM Group, registered with the SEC as an investment adviser and, in connection with such registration, CIM Urban entered into a new Investment Management Agreement with CIM Investment Advisors, LLC, in December 2015, on terms substantially similar to those in the previous Investment Management Agreement, pursuant to which CIM Urban engaged CIM Investment Advisors, LLC to provide investment advisory services, and the previous Investment Management Agreement was terminated. “Advisor” refers to CIM Urban REIT Management, L.P. prior to December 10, 2015 and to CIM Investment Advisors, LLC on and after December 10, 2015.

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

The Advisor earned asset management fees of $25,753,000, $24,882,000 and $23,223,000 for the years ended December 31, 2016, 2015 and 2014, respectively.  At December 31, 2016 and 2015, asset management fees of $6,448,000 and $6,260,000, respectively, were due to the Advisor.

CIM Management, Inc. and certain of its affiliates (collectively, the “CIM Management Entities”), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $5,630,000, $5,814,000 and $5,284,000 for the years ended December 31, 2016, 2015 and 2014, respectively.  CIM Urban also reimbursed the CIM Management Entities $8,630,000, $8,319,000 and $7,369,000 during the years ended December 31, 2016, 2015 and 2014, respectively, for the cost of on-site personnel incurred on behalf of CIM Urban, which is included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $2,522,000, $697,000 and $1,904,000 for the years ended December 31, 2016, 2015, and 2014, respectively, which were capitalized to deferred charges.  In addition, the CIM Management Entities earned construction management fees of $942,000, $1,055,000 and

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

$566,000 for the years ended December 31, 2016, 2015 and 2014, respectively, which were capitalized to investments in real estate.

At December 31, 2016 and 2015, fees payable and expense reimbursements due to the CIM Management Entities of $2,027,000 and $2,230,000, respectively, are included in due to related parties. Also included in due from related parties as of December 31, 2016 and 2015, was $214,000 and $274,000, respectively, due from the CIM Management Entities and related parties.

On the Acquisition Date, pursuant to the terms of the Merger Agreement, CIM Commercial and its subsidiaries entered into the Master Services Agreement (the “Master Services Agreement”) with CIM Service Provider, LLC (the “Manager”), an affiliate of CIM Group, pursuant to which the Manager agrees to provide or arrange for other service providers to provide management and administration services to CIM Commercial and its subsidiaries following the Merger. Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the manager of Urban Partners GP, LLC. Under the Master Services Agreement, CIM Commercial pays a base service fee (the “Base Service Fee”) to the Manager initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears.  The Base Service Fee began to accrue on the Acquisition Date and was pro-rated based on the number of days during the first quarter in which the Master Services Agreement was in effect. For the years ended December 31, 2016, 2015 and 2014, the Manager earned a Base Service Fee of $1,043,000, $1,010,000 and $806,000, respectively.  In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation and/or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee.  During the years ended December 31, 2016, 2015 and 2014, such services performed by the Manager included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources and corporate communications. The Manager’s compensation is based on the salaries and benefits of the employees of the Manager and/or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries).  For the years ended December 31, 2016, 2015 and 2014, we expensed $3,120,000, $2,993,000, and $1,193,000 for such services, respectively, which are included in asset management and other fees to related parties.  At December 31, 2016 and 2015, $1,935,000 and $1,256,000 was due to the Manager, respectively, for such services.

On January 1, 2015, we entered into a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC (“CIM SBA”), an affiliate of CIM Group and our subsidiary, PMC Commercial Lending, LLC. The agreement provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing such personnel and resources. For the years ended December 31, 2016 and 2015, we incurred expenses related to services subject to reimbursement by us under this agreement of $3,555,000 and $3,850,000, respectively, which are included in asset management and other fees to related parties for lending segment costs included in continuing operations, $411,000 and $434,000, respectively, for corporate services, which are included in asset management and other fees to related parties, and $550,000 and $777,000, respectively, which are included in discontinued operations. For the year ended December 31, 2015, we expensed $1,638,000 for transaction costs paid to CIM SBA for reimbursement of costs in connection with the sale of substantially all of our commercial mortgage loans to an unrelated third party (Note 8). In addition, for the years ended December 31, 2016, 2015 and 2014, we deferred personnel costs of $249,000, $282,000 and $246,000, respectively, associated with services provided for originating loans.

On October 1, 2015, an affiliate of CIM Group entered into a 5-year lease renewal with respect to a property owned by the Company. For the years ended December 31, 2016, 2015 and 2014, we recorded rental and other property income related to this tenant of $108,000, $104,000 and $100,000, respectively.

On May 16, 2016, we announced a cash tender offer to purchase up to 10 million shares of our Common Stock at a price of $21.00 per share. In connection with the tender offer, we repurchased, canceled and retired 10 million shares of our Common Stock for an aggregate purchase price of $210,000,000, excluding fees and expenses related to the tender offer, which were $301,000. Based on the actual total number of shares tendered, Urban II received $208,140,000 of the aggregate purchase price paid.

In addition, on September 14, 2016, we repurchased, in a privately negotiated transaction, canceled and retired 3,628,116 shares of Common Stock from Urban II. The aggregate purchase price was $79,819,000, or $22.00 per share.

On November 21, 2016, our Chief Executive Officer purchased 20,000 Units (Note 12) at $25.00 per Unit.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

On December 29, 2016, we sold our commercial real estate lending subsidiary, which was classified as held for sale and had a carrying value of $27,587,000, which was equal to management's estimate of fair value, to a fund managed by an affiliate of CIM Group. We did not recognize any gain or loss in connection with the transaction (Note 8). Management's estimate of fair value was determined with assistance from an independent third party valuation firm.

17.   COMMITMENTS AND CONTINGENCIES

Loan Commitments—Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments to fund loans were $13,902,000 at December 31, 2016 and are for prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

General—In connection with the ownership and operation of real estate properties, we have certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals.  CIM Commercial had a total of $50,178,000 in future obligations under leases to fund tenant improvements and other future construction obligations at December 31, 2016. At December 31, 2016, $15,399,000 was funded to reserve accounts included in restricted cash on our consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreements entered into in June 2016.

In 2017, the Company received notice from a taxing authority claiming past due real property transfer tax relating to prior years totaling approximately $11,400,000, including penalties and interest. The Company believes that it has defenses to, and intends to vigorously contest, these claims. Due to the early stage of these claims and the uncertainty and risks inherent in claims resolution, the Company cannot predict the ultimate outcome. However, the Company currently does not believe that any loss is probable and reasonably estimable. Accordingly, the Company has not recorded any liability related to these claims as of December 31, 2016 in the accompanying consolidated financial statements.

Employment Agreements—We have employment agreements, effective on the Acquisition Date, with two of our officers.  Pursuant to these employment agreements, we issued an aggregate of 76,423 shares of Common Stock under the 2015 Equity Incentive Plan as retention bonuses to these officers in January 2016 (as each executive was not entitled to any disability, death or severance payments on such date).  These shares vested immediately. We accrued associated payroll taxes of $444,000 at December 31, 2015, which were paid in January 2016, and recorded compensation expense of $0, $1,263,000 and $947,000 during the years ended December 31, 2016, 2015 and 2014, respectively, related to these retention bonuses.  In addition, under certain circumstances, each of these employment agreements currently provides for (1) severance payment equal to the annual base salary paid to the officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual base salary paid to the officers.  At December 31, 2016, there was no unrecognized compensation expense related to these awards.

Litigation—We are not currently involved in any material pending or threatened legal proceedings nor, to our knowledge, are any material legal proceedings currently threatened against us, other than routine litigation arising in the ordinary course of business.  In the normal course of business, we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business. While the outcome of these legal actions and proceedings cannot be predicted with certainty, in management’s opinion, the resolution of these legal proceedings and actions will not have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

SBA Related—If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced under the SBA 7(a) Program, the SBA may seek recovery of the principal loss related to the deficiency from us. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from us in the event that a loss is deemed to be attributable to technical deficiencies. Based on historical experience, we do not expect that this contingency is probable to be asserted. However, if asserted, it could have a material adverse effect on our business, financial condition, results of operations,

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

Environmental Matters—In connection with the ownership and operation of real estate properties, we may be potentially liable for costs and damages related to environmental matters, including asbestos-containing materials. We have not been notified by any governmental authority of any noncompliance, liability, or other claim in connection with any of the properties, and we are not aware of any other environmental condition with respect to any of the properties that management believes will have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of Common Stock or Series A Preferred Stock dividend distributions or to engage in further repurchases of Common Stock.

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

Rent expense under this lease, which includes straight-line rent and amortization of acquired below-market ground lease, was $1,752,000 for each of the years ended December 31, 2016, 2015 and 2014. We record rent expense on a straight-line basis. Straight-line rent liability of $13,289,000 and $12,180,000 is included in other liabilities in the accompanying consolidated balance sheets as of December 31, 2016 and 2015, respectively.

We lease office space in Dallas, Texas under a lease which expires in May 2018. We recorded rent expense of $226,000, $235,000 and $175,000, for the years ended December 31, 2016 and 2015 and for the period from the Acquisition Date through December 31, 2014, respectively.

Scheduled future noncancelable minimum lease payments at December 31, 2016 are as follows:

Years Ending December 31,	(in thousands)
2017	$749
2018	607
2019	503
2020	541
2021	578
Thereafter	127,101
$130,079

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

18.   FUTURE MINIMUM LEASE RENTALS

Future minimum rental revenue under long-term operating leases at December 31, 2016, excluding tenant reimbursements of certain costs, are as follows:

	Governmental	Other
Years Ending December 31,	Tenants	Tenants	Total
	(in thousands)
2017	$51,494	$111,887	$163,381
2018	51,921	109,922	161,843
2019	52,985	99,827	152,812
2020	49,067	88,964	138,031
2021	35,183	78,127	113,310
Thereafter	111,323	307,124	418,447
	$351,973	$795,851	$1,147,824

19.  CONCENTRATIONS

Tenant Revenue Concentrations—Rental revenue, excluding tenant reimbursements of certain costs, from the U.S. General Services Administration and other government agencies (collectively, “Governmental Tenants”), which primarily occupy properties located in Washington, D.C., accounted for approximately 19.9%, 22.7% and 24.7% of our rental and other property income for the years ended December 31, 2016, 2015 and 2014, respectively.  At December 31, 2016 and 2015,  $8,339,000 and $7,968,000, respectively, was due from Governmental Tenants (Note 18).

Geographical Concentrations of Investments in Real Estate—As of December 31, 2016, 2015 and 2014, we owned 20,  20 and 21 office properties, respectively, five multifamily properties, one, three and three hotel properties, respectively, three parking garages, and two, two and one development sites, respectively. The development site that was purchased in August 2015 is being used as a parking lot (Note 4). These properties are located in four states and Washington, D.C.

Our revenue concentrations from properties are as follows:

	Year Ended December 31,
	2016	2015	2014
California	63.4%	62.2%	60.4%
Washington, D.C.	21.3	24.2	24.7
Texas	8.2	7.8	7.7
North Carolina	5.2	4.6	5.1
New York	1.9	1.2	2.1
	100.0%	100.0%	100.0%

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

Our real estate investments concentrations from properties are as follows:

	December 31,
	2016	2015
California	50.8%	52.6%
Washington, D.C.	32.3	31.1
Texas	7.7	7.4
North Carolina	5.5	5.3
New York	3.7	3.6
	100.0%	100.0%

20.   INCOME TAXES

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

The provision for income taxes results in effective tax rates that differ from federal and state statutory rates.  A reconciliation of the provision for income tax attributable to the TRSs' income from continuing operations computed at federal statutory rates to the income tax provision reported in the financial statements is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Income from continuing operations before income taxes for TRSs	$5,684	$3,010	$5,031

Expected federal income tax provision	$1,933	$1,023	$1,711
State income taxes	21	42	172
Change in valuation allowance	(1,443)	(302)	(1,145)
Other	1,135	43	(134)
Income tax provision	$1,646	$806	$604

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

The components of our net deferred tax asset, which are included in other assets, are as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Net operating losses	$59	$1,614
Secured borrowings—government guaranteed loans	706	916
Other	104	264
Total gross deferred tax assets	869	2,794
Valuation allowance	(64)	(1,507)
	805	1,287
Deferred tax liabilities:
Loans receivable	(535)	(618)
Other	(10)	(245)
	(545)	(863)
Deferred tax asset, net	$260	$424

The net operating loss carryforwards at December 31, 2016 and 2015 were generated by TRSs and are available to offset future taxable income of these TRSs. The net operating loss carryforwards expire from 2027 to 2034.

The periods subject to examination for our federal and state income tax returns are 2012 through 2015. As of December 31, 2016 and 2015, no reserves for uncertain tax positions have been established and we do not anticipate any material changes in the amount of unrecognized tax benefits recorded to occur within the next 12 months.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

21.   SEGMENT DISCLOSURE

In accordance with ASC Topic 280, Segment Reporting, our reportable segments consist of three types of commercial real estate properties, namely, office, hotel and multifamily, as well as a segment for our lending business that is included in our continuing operations. The lending business that is held for sale at December 31, 2015 and 2014 is not included in our reportable segments. Management internally evaluates the operating performance and financial results of the segments based on net operating income. We also have certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in Note 3.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

The net operating income of our segments included in continuing operations for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Office:
Revenues	$187,435	$188,270	$179,338
Property expenses:
Operating	81,217	80,014	73,666
General and administrative	1,234	771	981
Total property expenses	82,451	80,785	74,647
Segment net operating income—office	104,984	107,485	104,691
Hotel:
Revenues	48,379	61,436	56,096
Property expenses:
Operating	32,177	41,585	39,544
General and administrative	282	389	150
Total property expenses	32,459	41,974	39,694
Segment net operating income—hotel	15,920	19,462	16,402
Multifamily:
Revenues	20,303	18,721	20,719
Property expenses:
Operating	11,309	11,579	13,664
General and administrative	1,048	589	738
Total property expenses	12,357	12,168	14,402
Segment net operating income—multifamily	7,946	6,553	6,317
Lending:
Revenues	9,814	8,521	6,674
Lending expenses:
Interest expense	537	845	1,177
Fees to related party	3,555	3,850	—
General and administrative (1)	1,166	1,032	3,710
Total lending expenses	5,258	5,727	4,887
Segment net operating income—lending	4,556	2,794	1,787
Total segment net operating income	$133,406	$136,294	$129,197

(1)
Salaries and related benefits of $2,866,000 were included in general and administrative expense for the period from the Acquisition Date through December 31, 2014 while, as a result of the transfer of substantially all our lending segment employees to an affiliate (Note 16), such expenses were included in fees to related party for the years ended December 31, 2016 and 2015.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

A reconciliation of our segment net operating income to net income attributable to the Company for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Total segment net operating income	$133,406	$136,294	$129,197
Asset management and other fees to related parties	(30,327)	(29,319)	(25,222)
Interest expense	(33,848)	(22,785)	(19,073)
General and administrative	(4,231)	(6,621)	(5,463)
Transaction costs	(340)	(1,382)	(1,563)
Depreciation and amortization	(71,968)	(72,361)	(69,047)
Bargain purchase gain	—	—	4,918
Gain on sale of real estate	39,666	3,092	—
Income from continuing operations before provision for income taxes	32,358	6,918	13,747
Provision for income taxes	(1,646)	(806)	(604)
Net income from continuing operations	30,712	6,112	13,143
Discontinued operations:
Income from operations of assets held for sale	3,853	13,140	11,455
Gain on disposition of assets held for sale	—	5,151	—
Net income from discontinued operations	3,853	18,291	11,455
Net income	34,565	24,403	24,598
Net income attributable to noncontrolling interests	(18)	(11)	(220)
Net income attributable to the Company	$34,547	$24,392	$24,378

The condensed assets for each of the segments as of December 31, 2016 and 2015, along with capital expenditures and loan originations for the years ended December 31, 2016, 2015, and 2014 are as follows:

	December 31,
	2016	2015
	(in thousands)
Condensed assets:
Office	$1,568,702	$1,520,339
Hotel	115,955	176,735
Multifamily	170,159	171,429
Lending assets	91,191	128,992
Non-segment assets	76,877	94,565
Total assets	$2,022,884	$2,092,060

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Capital expenditures (1):
Office	$30,563	$27,686	$26,157
Hotel	733	1,158	1,481
Multifamily	548	2,498	1,241
Total capital expenditures	31,844	31,342	28,879
Loan originations (2)	105,201	59,467	50,971
Total capital expenditures and loan originations	$137,045	$90,809	$79,850

(1)	Represents additions and improvements to real estate investments, excluding acquisitions.

(2)	For the year ended December 31, 2016, loan originations includes $966,000 of non cash additions to commercial real estate loans for capitalized interest.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

22. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of quarterly financial information for the year ended December 31, 2016.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2016
Revenues from continuing operations	$68,617	$68,360	$64,332	$64,622
Gain on sale of real estate	24,739	—	14,927	—
Net income (loss) from continuing operations	26,293	(810)	8,382	(3,153)
Net income from discontinued operations	690	1,668	703	792
Net income (loss)	26,983	858	9,085	(2,361)
Net income (loss) attributable to the Company	26,980	849	9,088	(2,370)
Redeemable preferred stock dividends	—	—	—	(9)
Net income (loss) available to common stockholders	26,980	849	9,088	(2,379)
BASIC AND DILUTED NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS PER SHARE (1):
Continuing operations	$0.27	$(0.01)	$0.10	$(0.04)
Discontinued operations	$0.01	$0.02	$0.01	$0.01
Net income	$0.28	$0.01	$0.10	$(0.03)
Weighted average shares of common stock outstanding - basic	97,662	96,683	87,045	84,048
Weighted average shares of common stock outstanding - diluted	97,662	96,683	87,045	84,048

Revenues from continuing operations (2)	$66,390	$65,438	$64,332	$64,622
Revenues subsequently reclassified from discontinued operations	2,227	2,922	—	—
Revenues from continuing operations, as adjusted	$68,617	$68,360	$64,332	$64,622

Net income (loss) from continuing operations (2)	$25,554	$(1,965)	$8,382	$(3,153)
Net income from continuing operations subsequently reclassified from discontinued operations	739	1,155	—	—
Net income (loss) from continuing operations, as adjusted	$26,293	$(810)	$8,382	$(3,153)

Net income from discontinued operations (2)	$1,429	$2,823	$703	$792
Net income from discontinued operations subsequently reclassified to continuing operations	(739)	(1,155)	—	—
Net income from discontinued operations, as adjusted	$690	$1,668	$703	$792

(1)
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.

(2)	For the three months ended March 31, June 30 and September 30, 2016, as previously reported in the respective Form 10-Qs.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015
and for the Years Ended December 31, 2016, 2015 and 2014 (Continued)

The following is a summary of quarterly financial information for the year ended December 31, 2015.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands except per share data)
2015
Revenues from continuing operations	$69,249	$69,237	$68,460	$70,002
Gain on sale of real estate	—	—	—	3,092
Net income from continuing operations	12	1,802	601	3,697
Net income from discontinued operations	2,720	3,180	4,640	7,751
Net income	2,732	4,982	5,241	11,448
Net income attributable to the Company	2,732	4,976	5,242	11,442
Redeemable preferred stock dividends	—	—	—	—
Net income available to common stockholders	2,732	4,976	5,242	11,442
BASIC AND DILUTED NET INCOME AVAILABLE TO COMMON STOCKHOLDERS PER SHARE (1):
Continuing operations	$—	$0.02	$0.01	$0.04
Discontinued operations	$0.03	$0.03	$0.05	$0.08
Net income	$0.03	$0.05	$0.05	$0.12
Weighted average shares of common stock outstanding - basic	97,582	97,589	97,590	97,590
Weighted average shares of common stock outstanding - diluted	97,582	97,589	97,590	97,590

Revenues from continuing operations (2)	$67,239	$66,919	$66,395	$67,874
Revenues subsequently reclassified from discontinued operations	2,010	2,318	2,065	2,128
Revenues from continuing operations, as adjusted	$69,249	$69,237	$68,460	$70,002

Net income (loss) from continuing operations (2)	$(230)	$998	$233	$3,123
Net income from continuing operations subsequently reclassified from discontinued operations	242	804	368	574
Net income from continuing operations, as adjusted	$12	$1,802	$601	$3,697

Net income from discontinued operations (2)	$2,962	$3,984	$5,008	$8,325
Net income from discontinued operations subsequently reclassified to continuing operations	(242)	(804)	(368)	(574)
Net income from discontinued operations, as adjusted	$2,720	$3,180	$4,640	$7,751

(1)
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.

(2)	For the three months ended March 31, June 30, September 30 and December 31, 2015, as previously reported in the Form 10-K.

Schedule III—Real Estate and Accumulated Depreciation
December 31, 2016
(in thousands)

		Initial Cost		Net Improvements (Write-Offs) Since Acquisition	Gross Amount at Which Carried
Property Name, City and State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Acc. Deprec.	Year Built / Renovated	Year of Acquisition
Office
7083 Hollywood Boulevard
Los Angeles, CA	$21,700	$6,276	$13,161	$3,248	$6,276	$16,409	$22,685	$5,626	1981	2005
800 N Capitol Street
Washington, DC	—	—	109,948	(6,685)	—	103,263	103,263	28,168	1991	2005
370 L'Enfant Promenade
Washington, DC	—	33,936	145,796	(5,724)	33,936	140,072	174,008	39,969	1987	2005
260 Townsend Street
San Francisco, CA	28,200	7,574	13,843	2,219	7,574	16,062	23,636	6,603	1986	2006
830 1st Street
Washington, DC	46,000	18,095	62,017	(1,193)	18,095	60,824	78,919	15,939	2002	2006
200 S College Street
Charlotte, NC	—	7,702	109,006	8,497	7,702	117,503	125,205	35,792	1977/1997	2007
3601 S Congress Avenue
Austin, TX	—	9,569	18,593	1,900	9,569	20,493	30,062	6,459	1918/2001	2007
899 N Capitol Street
Washington, DC	—	34,641	84,466	12,638	34,641	97,104	131,745	24,517	1969-1973/1999 & 2011	2007
999 N Capitol Street
Washington, DC	—	32,221	86,526	10,710	32,221	97,236	129,457	25,564	1969-1973/1999 & 2011	2007
901 N Capitol Street
Washington, DC	—	27,117	—	4,299	27,117	4,299	31,416	1,216	N/A	2007
1333 Broadway
Oakland, CA	39,500	7,048	41,578	9,910	7,048	51,488	58,536	12,128	1972/1995	2008
1901 Harrison Street
Oakland, CA	42,500	3,838	68,106	5,792	3,838	73,898	77,736	19,870	1985	2008
2100 Franklin Street
Oakland, CA	80,000	4,277	34,033	11,638	4,277	45,671	49,948	13,100	2008	2008
2101 Webster Street
Oakland, CA	83,000	4,752	109,812	31,111	4,752	140,923	145,675	35,951	1984	2008
2353 Webster Street Parking Garage
Oakland, CA	—	—	9,138	29	—	9,167	9,167	1,894	1986	2008
1 Kaiser Plaza
Oakland, CA	97,100	9,261	113,619	16,677	9,261	130,296	139,557	32,194	1970/2008	2008
2 Kaiser Plaza Parking Lot
Oakland, CA	—	10,931	110	653	10,931	763	11,694	29	N/A	2015
980 9th Street
Sacramento, CA	—	3,380	86,939	4,375	3,380	91,314	94,694	17,760	1992	2009
1010 8th Street Parking Garage & Retail
Sacramento, CA	—	1,020	1,980	148	1,020	2,128	3,148	414	1992	2009
211 Main Street
San Francisco, CA	26,136	14,364	106,875	1,837	14,364	108,712	123,076	28,994	1973/1998	2009
11600 Wilshire Boulevard
Los Angeles, CA	—	3,477	18,522	1,650	3,477	20,172	23,649	3,707	1955	2010
11620 Wilshire Boulevard
Los Angeles, CA	—	7,672	51,999	7,678	7,672	59,677	67,349	11,123	1976	2010
4750 Wilshire Boulevard
Los Angeles, CA	—	16,633	28,985	58	16,633	29,043	45,676	2,341	1984/2014	2014
Lindblade Media Center
Los Angeles, CA	—	6,342	11,568	—	6,342	11,568	17,910	847	1930 & 1957 / 2010	2014
(Continued)

Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2016
(in thousands)

		Initial Cost		Net Improvements (Write-Offs) Since Acquisition	Gross Amount at Which Carried
Property Name, City and State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Acc. Deprec.	Year Built / Renovated	Year of Acquisition
Multifamily
3636 McKinney Avenue
Dallas, TX	9,363	3,806	11,077	427	3,806	11,504	15,310	2,021	2006	2010
3839 McKinney Avenue
Dallas, TX	6,211	1,679	8,621	254	1,679	8,875	10,554	1,577	2006	2010
4649 Cole Avenue
Dallas, TX	23,560	17,483	16,355	5,420	17,483	21,775	39,258	4,191	1994	2010
4200 Scotland Street
Houston, TX	29,167	9,811	40,150	343	9,811	40,493	50,304	7,030	2009	2010
47 E 34th Street
New York, NY	—	30,612	31,145	1,450	30,612	32,595	63,207	4,226	2009	2011

Hotel
Sheraton Grand Hotel
Sacramento, CA	—	3,497	107,447	(3,729)	3,497	103,718	107,215	22,899	2001	2008
Sheraton Grand Hotel Parking Garage & Retail
Sacramento, CA	—	6,550	10,996	(111)	6,550	10,885	17,435	2,403	2001	2008
	$532,437	$343,564	$1,552,411	$125,519	$343,564	$1,677,930	$2,021,494	$414,552

The aggregate gross cost of property included above for federal income tax purposes approximates $2,036,225,000 (unaudited) as of December 31, 2016.

The following table reconciles the historical cost of total real estate held for investment from January 1, 2014 to December 31, 2016:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Real Estate Assets
Balance, beginning of period	$2,061,372	$2,036,794	$1,953,848

Additions:
Improvements	31,844	31,342	28,879
Property acquisitions	—	11,041	63,528
Deductions:
Asset sales	(61,801)	(6,237)	—
Retirements	(9,921)	(11,568)	(9,461)
Balance, end of period	$2,021,494	$2,061,372	$2,036,794

Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2016
(in thousands)

The following table reconciles the accumulated depreciation from January 1, 2014 to December 31, 2016:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Accumulated Depreciation
Balance, beginning of period	$(369,661)	$(320,857)	$(271,683)

Additions: depreciation	(62,239)	(61,915)	(58,635)
Deductions:
Asset sales	7,427	1,543	—
Retirements	9,921	11,568	9,461
Balance, end of period	$(414,552)	$(369,661)	$(320,857)

Schedule IV—Mortgage Loans on Real Estate
December 31, 2016
(dollars in thousands, except footnotes)

												Principal
												Amount of
												Loans Subject
Geographic	Number						Final			Carrying		to Delinquent
Dispersion of	of	Size of Loans					Maturity			Amount of		Principal or
Collateral	Loans	From	To	Interest Rate			Date Range			Mortgages (1)		"Interest"

SBA 7(a) Loans - States 2% or greater (2) (3):
Michigan	23	$10	$870	5.25%	to	6.25%	10/10/33	—	10/04/41	$6,354		$—
Ohio	21	$—	$950	5.25%	to	6.25%	10/16/20	—	11/25/41	5,801		—
Indiana	16	$40	$1,040	5.00%	to	6.25%	03/17/35	—	11/26/41	4,707		—
Texas (4)	28	$—	$650	4.38%	to	6.25%	02/01/17	—	08/25/41	4,090		506
Virginia	8	$160	$660	5.75%	to	6.25%	06/20/37	—	11/29/41	2,751		—
Kentucky	7	$110	$410	5.50%	to	6.25%	04/09/35	—	08/17/41	1,644		—
Florida	8	$10	$360	5.50%	to	6.25%	06/19/19	—	06/14/41	1,545		—
Alabama	6	$40	$460	5.25%	to	6.25%	07/27/25	—	05/30/40	1,402		—
Illinois	4	$60	$790	5.75%	to	6.25%	09/17/35	—	05/15/42	1,358		—
Missouri	5	$50	$440	5.50%	to	6.25%	03/29/22	—	05/26/41	1,309		—
Wisconsin (5)	7	$10	$250	5.25%	to	6.25%	04/23/20	—	07/17/38	1,135		249
Arizona	5	$30	$440	6.00%	to	6.25%	01/12/33	—	05/21/40	993		—
South Carolina	6	$—	$380	5.50%	to	6.25%	08/18/18	—	07/30/41	955		—
North Carolina	3	$90	$660	6.00%	to	6.25%	09/08/32	—	06/25/40	909		—
Georgia	5	$100	$230	5.75%	to	6.25%	05/23/20	—	06/07/41	834		—
Colorado	5	$—	$380	5.00%	to	6.25%	03/04/18	—	02/17/41	833		—
Other	21	$—	$480	5.17%	to	6.25%	02/10/20	—	11/17/41	3,983		—
Government guaranteed portions (6)										4,868		—
SBA 7(a) loans, subject to secured borrowings (7)										27,899		—
General reserves										(223)		—
	178									73,147	(1)	755

Conventional Loans - States 2% or greater (8):
Arizona	1	—	—	6.85%			05/21/25			1,237		—
Ohio (9)	1	—	—	10.85%			11/25/19			926		—
North Carolina (10)	1	—	—	7.50%			02/06/19			430		—
	3									2,593		—

	181									$75,740	(11)	$755

(1)	Excludes general reserves of $223,000.

(2)	Includes $151,000 of loans not secured by real estate. Also includes $241,000 of loans with subordinate lien positions.

(3)	Interest rates are variable at spreads over the prime rate unless otherwise noted.

(4)
Includes two loans with retained face values of $11,000 and $33,000 respectively both with a fixed interest rate of 6.00%. Also includes a loan with a retained face value of $598,000, a valuation reserve of $16,000 and a fixed interest rate of 6.25%.

(5)	Includes a loan with a retained face value of $431,000, a valuation reserve of $32,000 and a fixed interest rate of 6.25%.

(6)
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

(8)	Conventional loans have both variable and fixed rates of interest.

(9)	Loan is secured by a second lien on the property which is subordinated to our first lien on the property.

(10)	Loan has a face value of $443,000 and a fixed interest rate of 7.50%.

(11)	For Federal income tax purposes, the aggregate cost basis of our loans was $46,817,000 (unaudited).

Schedule IV—Mortgage Loans on Real Estate (Continued)
December 31, 2016
(in thousands)

Balance at March 11, 2014 (1)	$207,140
Additions during period:
New mortgage loans	50,971
Other - deferral for collection of commitment fees, net of costs	634
Other - accretion of loan fees and discounts	5,442

Deductions during period:
Collections of principal	(49,373)
Foreclosures	(1,098)
Cost of mortgages sold, net	(24,522)
Other - bad debt expense, net of recoveries	(142)
Balance at December 31, 2014	189,052

Additions during period:
New mortgage loans	59,467
Other - deferral for collection of commitment fees, net of costs	385
Other - accretion of loan fees and discounts	6,841

Deductions during period:
Collections of principal	(44,261)
Foreclosures	(708)
Cost of mortgages sold, net	(29,799)
Other - sale of mortgage loans	(77,121)
Other - bad debt expense, net of recoveries	(416)
Balance at December 31, 2015	103,440

Additions during period:
New mortgage loans (2)	105,201
Other - recoveries of bad debts, net of bad debt expense	199
Other - accretion of loan fees and discounts	1,592

Deductions during period:
Collections of principal	(37,336)
Foreclosures	(92)
Cost of mortgages sold, net	(41,040)
Other - collection of commitment fees, net of costs	(739)
Other - reclassification from secured borrowings	(2,663)
Other - sale of commercial real estate loans (Note 8)	(52,822)
Balance at December 31, 2016	$75,740

(1)	In connection with the reverse merger completed on March 11, 2014 we acquired loans receivable which were recorded at fair value.

(2)	Includes $966,000 of non cash additions to commercial real estate loans for interest.