Form 10-Q
period 2017-03-31
CIM Commercial Trust Corp
filed 2017-05-10
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒    NO ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒	Emerging growth company ☐	(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
As of May 5, 2017, the Registrant had outstanding 84,048,081 shares of common stock, par value $0.001 per share.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

PART I
Financial Information

Item 1.
Financial Statements

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investments in real estate, net	$1,505,492	$1,606,942
Cash and cash equivalents	404,346	144,449
Restricted cash	27,775	32,160
Accounts receivable, net	12,828	13,086
Deferred rent receivable and charges, net	106,744	116,354
Other intangible assets, net	17,199	17,623
Other assets	91,446	92,270
TOTAL ASSETS	$2,165,830	$2,022,884
LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
LIABILITIES:
Debt, net	$939,334	$967,886
Accounts payable and accrued expenses	33,103	39,155
Intangible liabilities, net	1,426	3,576
Due to related parties	10,097	10,196
Other liabilities	34,837	34,056
Total liabilities	1,018,797	1,054,869
COMMITMENTS AND CONTINGENCIES (Note 16)
REDEEMABLE PREFERRED STOCK: Series A, $0.001 par value; 36,000,000 shares authorized; 144,698 and 61,435 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively; liquidation preference of $25.00 per share	3,321	1,426
EQUITY:
Common stock, $0.001 par value; 900,000,000 shares authorized; 84,048,081 shares issued and outstanding	84	84
Additional paid-in capital	1,566,126	1,566,073
Accumulated other comprehensive income (loss)	1,043	(509)
Distributions in excess of earnings	(424,458)	(599,971)
Total stockholders' equity	1,142,795	965,677
Noncontrolling interests	917	912
Total equity	1,143,712	966,589
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$2,165,830	$2,022,884

           The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
REVENUES:
Rental and other property income	$60,809	$62,848
Expense reimbursements	3,030	2,928
Interest and other income	3,110	2,841
	66,949	68,617
EXPENSES:
Rental and other property operating	22,960	31,278
Asset management and other fees to related parties	8,700	8,631
Interest	9,773	6,815
General and administrative	1,679	1,942
Transaction costs	13	149
Depreciation and amortization	17,231	18,058
	60,356	66,873
Gain on sale of real estate (Note 3)	187,734	24,739
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	194,327	26,483
Provision for income taxes	392	190
NET INCOME FROM CONTINUING OPERATIONS	193,935	26,293
DISCONTINUED OPERATIONS:
Income from operations of assets held for sale (Note 7)	—	690
NET INCOME FROM DISCONTINUED OPERATIONS	—	690
NET INCOME	193,935	26,983
Net income attributable to noncontrolling interests	(5)	(3)
NET INCOME ATTRIBUTABLE TO THE COMPANY	193,930	26,980
Redeemable preferred stock dividends (Note 11)	(31)	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$193,899	$26,980
BASIC AND DILUTED NET INCOME AVAILABLE TO COMMON STOCKHOLDERS PER SHARE:
Continuing operations	$2.31	$0.27
Discontinued operations	$—	$0.01
Net income	$2.31	$0.28
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	84,048	97,662
Diluted	84,048	97,662

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
NET INCOME	$193,935	$26,983
Other comprehensive income (loss): cash flow hedges	1,552	(7,925)
COMPREHENSIVE INCOME	195,487	19,058
Comprehensive income attributable to noncontrolling interests	(5)	(3)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$195,482	$19,055

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share data)

	Three Months Ended March 31, 2017
	Common Stock Outstanding	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
	(Unaudited)
Balances, December 31, 2016	84,048,081	$84	$1,566,073	$(509)	$(599,971)	$912	$966,589
Stock-based compensation expense	—	—	49	—	—	—	49
Common dividends ($0.21875 per share)	—	—	—	—	(18,386)	—	(18,386)
Issuance of Warrants	—	—	4	—	—	—	4
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	(31)	—	(31)
Other comprehensive income (loss)	—	—	—	1,552	—	—	1,552
Net income	—	—	—	—	193,930	5	193,935
Balances, March 31, 2017	84,048,081	$84	$1,566,126	$1,043	$(424,458)	$917	$1,143,712

	Three Months Ended March 31, 2016
	Common Stock Outstanding	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
	(Unaudited)
Balances, December 31, 2015	97,589,598	$98	$1,820,451	$(2,519)	$(521,620)	$937	$1,297,347
Stock-based compensation expense	—	—	32	—	—	—	32
Issuance of shares pursuant to employment agreements	76,423	—	—	—	—	—	—
Common dividends ($0.21875 per share)	—	—	—	—	(21,365)	—	(21,365)
Other comprehensive income (loss)	—	—	—	(7,925)	—	—	(7,925)
Net income	—	—	—	—	26,980	3	26,983
Balances, March 31, 2016	97,666,021	$98	$1,820,483	$(10,444)	$(516,005)	$940	$1,295,072

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$193,935	$26,983
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent and amortization of intangible assets, liabilities and lease inducements	(2,379)	(1,611)
Depreciation and amortization	17,231	18,058
Transfer of right to collect supplemental real estate tax reimbursements	(5,097)	—
Gain on sale of real estate	(187,734)	(24,739)
Straight line rent, below-market ground lease and amortization of intangible assets	441	443
Amortization of deferred loan costs	308	826
Amortization of premiums and discounts on debt	(160)	(211)
Unrealized premium adjustment	395	253
Amortization and accretion on loans receivable, net	67	(200)
Bad debt expense (recovery)	65	(168)
Deferred income taxes	183	42
Stock-based compensation	49	32
Loans funded, held for sale to secondary market	(6,303)	(10,043)
Proceeds from sale of guaranteed loans	9,336	6,765
Principal collected on loans subject to secured borrowings	1,554	429
Other operating activity	(106)	1,246
Changes in operating assets and liabilities:
Accounts receivable and interest receivable	261	(1,397)
Other assets	(3,510)	(5,810)
Accounts payable and accrued expenses	(4,986)	129
Deferred leasing costs	(910)	(3,943)
Other liabilities	1,022	(109)
Due to related parties	(99)	93
Net cash provided by operating activities	13,563	7,068
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(3,305)	(7,368)
Proceeds from sale of real estate property, net	289,939	42,782
Loans funded	(2,101)	(23,734)
Principal collected on loans	2,153	2,361
Restricted cash	4,385	(42,565)
Other investing activity	56	73
Net cash provided by (used in) investing activities	291,127	(28,451)

(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgages payable	(26,477)	(1,068)
Payment of principal on secured borrowings	(1,554)	(429)
Proceeds from secured borrowings	—	9,897
Payment of deferred preferred stock offering costs	(261)	—
Payment of deferred loan costs	(4)	—
Payment of common dividends	(18,386)	(21,365)
Payment of borrowing costs	(6)	—
Net proceeds from issuance of Warrants	4	—
Net proceeds from issuance of Series A Preferred Stock	1,900	—
Payment of preferred stock dividends	(9)	—
Net cash used in financing activities	(44,793)	(12,965)
Change in cash balances included in assets held for sale	—	(2,296)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	259,897	(36,644)
CASH AND CASH EQUIVALENTS:
Beginning of period	144,449	139,101
End of period	$404,346	$102,457
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$9,718	$6,205
Federal income taxes paid	$—	$—
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additions to investments in real estate included in accounts payable and accrued expenses	$8,203	$7,663
Net increase (decrease) in fair value of derivatives applied to other comprehensive income (loss)	$1,552	$(7,925)
Reduction of loan receivable and secured borrowings due to the SBA's repurchase of the guaranteed portion of a loan	$—	$953
Additions to preferred stock offering costs included in accounts payable and accrued expenses	$342	$—
Accrual of dividends payable to preferred stockholders	$31	$—
Preferred stock offering costs offset against redeemable preferred stock	$5	$—

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and
for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

1. ORGANIZATION AND OPERATIONS
CIM Commercial Trust Corporation ("CIM Commercial" or the "Company"), a Maryland corporation and real estate investment trust ("REIT"), or together with its wholly-owned subsidiaries (which, together with CIM Commercial, may be referred to as "we," "us" or "our") primarily invests in, owns, and operates Class A and creative office investments in vibrant and improving urban communities throughout the United States. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, improving demographic trends and a propensity for growth. We were originally organized in 1993 as PMC Commercial Trust ("PMC Commercial"), a Texas real estate investment trust.
On July 8, 2013, PMC Commercial entered into a merger agreement (the "Merger Agreement") with CIM Urban REIT, LLC ("CIM REIT"), an affiliate of CIM Group, L.P. ("CIM Group" or "CIM"), and subsidiaries of the respective parties. CIM REIT was a private commercial REIT and was the owner of CIM Urban Partners, L.P. ("CIM Urban"). The transaction (the "Merger") was completed on March 11, 2014 (the "Acquisition Date"). As a result of the Merger and related transactions, CIM Urban became our wholly-owned subsidiary.
Our common stock, $0.001 par value per share ("Common Stock"), is currently traded on the NASDAQ Global Market under the ticker symbol "CMCT." We have authorized for issuance 900,000,000 shares of Common Stock and 100,000,000 shares of preferred stock.
CIM Commercial has qualified and intends to continue to qualify as a REIT, as defined in the Internal Revenue Code of 1986, as amended.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
For more information regarding our significant accounting policies and estimates, please refer to "Basis of Presentation and Summary of Significant Accounting Policies" contained in Note 3 to our consolidated financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 16, 2017.
Interim Financial Information—The accompanying interim consolidated financial statements of CIM Commercial have been prepared by our management in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Our accompanying interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 16, 2017.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and
for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Ordinary repairs and maintenance are expensed as incurred.
Investments in real estate are evaluated for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two of the impairment testing under GAAP is based on either the income approach with market discount rate, terminal capitalization rate and rental rate assumptions being most critical, or on the sales comparison approach to similar properties. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment of long-lived assets was recognized during the three months ended March 31, 2017 and 2016.
Derivative Financial Instruments—As part of our risk management and operational strategies, from time to time, we may enter into derivative contracts with various counterparties. All derivatives are recognized on the balance sheet at their estimated fair value. On the date that we enter into a derivative contract, we designate the derivative as a fair value hedge, a cash flow hedge, a foreign currency fair value or cash flow hedge, a hedge of a net investment in a foreign operation, or a trading or non-hedging instrument.
Changes in the estimated fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are initially recorded in other comprehensive income ("OCI"), and are subsequently reclassified into earnings as a component of interest expense when the variability of cash flows of the hedged transaction affects earnings (e.g., when periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the estimated fair value of the derivative differ from the variability in the cash flows of the forecasted transaction) is recognized in current-period earnings as a component of interest expense. When an interest rate swap designated as a cash flow hedge no longer qualifies for hedge accounting, we recognize changes in estimated fair value of the hedge previously deferred to accumulated other comprehensive income ("AOCI"), along with any changes in estimated fair value occurring thereafter, through earnings. We classify cash flows from interest rate swap agreements as net cash provided from operating activities on the consolidated statements of cash flows as our accounting policy is to present the cash flows from the hedging instruments in the same category in the consolidated statements of cash flows as the category for the cash flows from the hedged items. See Note 13 for disclosures about our derivative financial instruments and hedging activities.
Loans Receivable—Our loans receivable included in other assets are carried at their unamortized principal balance less unamortized acquisition discounts and premiums, retained loan discounts and loan loss reserves. For loans originated under the Small Business Administration's ("SBA") 7(a) Guaranteed Loan Program ("SBA 7(a) Program"), we sell the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by us is valued on a fair value basis and a discount (the "Retained Loan Discount") is recorded as a reduction in basis of the retained portion of the loan.
At the Acquisition Date, the carrying value of our loans was adjusted to estimated fair market value and acquisition discounts of $33,907,000 were recorded, which are being accreted to interest and other income using the effective interest method. We sold substantially all of our commercial mortgage loans with unamortized acquisition discounts of $15,951,000 to an unrelated third party in December 2015 (Note 7). Acquisition discounts of $1,881,000 remained as of March 31, 2017 which have not yet been accreted to income.
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
On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers' business models and future operations in accordance with Accounting Standards Codification ("ASC") 450-20, Contingencies—Loss Contingencies, and ASC 310-10, Receivables. For the three months ended March 31, 2017 and 2016, we recorded a net impairment (recovery) of $12,000 and $(243,000) on our

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and
for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

loans receivable, respectively. We establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, we establish the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.
Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred leasing costs, deferred offering costs (Note 11) and other deferred costs. Deferred rent receivable is $63,252,000 and $64,010,000 at March 31, 2017 and December 31, 2016, respectively. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs of $68,130,000 and $76,063,000 are presented net of accumulated amortization of $27,193,000 and $25,914,000 at March 31, 2017 and December 31, 2016, respectively. Deferred offering costs represent direct costs incurred in connection with our offering of Units (as defined in Note 11), excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other registration fees. For a specific issuance of Units, associated offering costs are reclassified as a reduction of proceeds raised on the issuance date. Offering costs incurred but not directly related to a specifically identifiable closing are deferred. Deferred offering costs are first allocated to each issuance on a pro-rata basis equal to the ratio of Units issued in an issuance to the maximum number of Units that are expected to be issued. Then, the deferred offering costs allocated to such issuance are further allocated to the Series A Preferred Stock (as defined in Note 11) and Warrants (as defined in Note 11) issued in such issuance based on the relative fair value of the instruments on the date of issuance. The deferred offering costs allocated to the Series A Preferred Stock and Warrants are reductions to temporary equity and permanent equity, respectively. Deferred offering costs of $2,306,000 and $2,060,000 related to our offering of Units are included in deferred rent receivable and charges at March 31, 2017 and December 31, 2016, respectively. Other deferred costs are $249,000 and $135,000 at March 31, 2017 and December 31, 2016, respectively.
Redeemable Preferred Stock—Beginning on the date of original issuance of any given shares of Series A Preferred Stock (Note 11), the holder of such shares will have the right to require the Company to redeem such shares at a redemption price of 100% of the Stated Value (as defined in Note 11), plus accrued and unpaid dividends, subject to the payment of a redemption fee until the fifth anniversary of such issuance. From and after the fifth anniversary of the date of the original issuance, the holder will have the right to require the Company to redeem such shares at a redemption price of 100% of the Stated Value, plus accrued and unpaid dividends, without a redemption fee, and the Company will have the right (but not the obligation) to redeem such shares at 100% of the Stated Value, plus accrued and unpaid dividends. The applicable redemption price payable upon redemption of any Series A Preferred Stock will be in cash or, on or after the first anniversary of the issuance of such shares of Series A Preferred Stock to be redeemed, in the Company’s sole discretion, in cash or in equal value through the issuance of shares of Common Stock, based on the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption. Since a holder of Series A Preferred Stock has the right to request redemption of such shares and redemptions prior to the first anniversary are to be paid in cash, we have recorded the activity related to our Series A Preferred Stock in temporary equity. We recorded the activity related to our Warrants (Note 11) in permanent equity. On the first anniversary of the date of original issuance, we intend to reclassify the Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. Proceeds and expenses from the sale of the Units are allocated to the Series A Preferred Stock and Warrants using their relative fair values on the date of issuance.
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
Assets Held for Sale and Discontinued Operations—In the ordinary course of business, we may periodically enter into agreements relating to dispositions of investments. Some of these agreements are non-binding because either they do not obligate either party to pursue any transactions until the execution of a definitive agreement or they provide the potential buyer with the ability to terminate without penalty or forfeiture of any material deposit, subject to certain specified contingencies,

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and
for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

such as completion of due diligence at the discretion of such buyer. We do not classify assets that are subject to such non-binding agreements as held for sale.
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
Recently Issued Accounting Pronouncements—In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is designed to improve the recognition and measurement of financial instruments through targeted changes to existing GAAP. The ASU requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available-for-sale debt securities in combination with other deferred tax assets. In addition, the ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. For public business entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption by public entities to financial statements that have not yet been issued is permitted only for the provision related to instrument-specific credit risk. We are currently in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and
for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

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
In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which make certain technical corrections and improvements to ASU 2014-09. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and
for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

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
There were no acquisitions during the three months ended March 31, 2017.
On March 28, 2017, we sold a 100% fee-simple interest in 211 Main Street located in San Francisco, California to an unrelated third party. The results of operations of this office property have been included in the consolidated statements of operations through the date of disposition. Transaction costs expensed in connection with this sale totaled $2,943,000 and included a prepayment penalty of $1,508,000 incurred in connection with the prepayment of the property's mortgage (Note 8).

Property	Asset Type	Date of Sale	Square Feet	Sales Price	Gain on Sale
				(in thousands)
211 Main Street, San Francisco, CA	Office	March 28, 2017	417,266	$292,882	$187,734
The following is the detail of the carrying amount of assets and liabilities at the time of the sale of 211 Main Street in March 2017:

(in thousands)
Assets
Investments in real estate, net	$93,747
Deferred rent receivable and charges, net	10,822
Other intangible assets, net	32
Total assets	104,601
Liabilities
Debt, net (1)	25,996
Intangible liabilities, net	1,731
Total liabilities	27,727
_______________________________________________________________________________

(1)	Net of $665,000 of premium on assumed mortgage.
There were no acquisitions during the three months ended March 31, 2016.
On February 2, 2016, we sold a 100% fee-simple interest in the Courtyard Oakland located in Oakland, California to an unrelated third party. The results of operations of this hotel have been included in the consolidated statement of operations through the date of disposition.

Property	Asset Type	Date of Sale	Rooms	Sales Price	Gain on Sale
				(in thousands)
Courtyard Oakland, Oakland, CA	Hotel	February 2, 2016	162	$43,800	$24,739
We have entered into five purchase and sale agreements, each as a separate transaction with unrelated third parties, for the sale of an office property located at 200 S College Street in Charlotte, North Carolina; an office property located at 980 9th Street and a parking structure located at 1010 8th Street, both in Sacramento, California; an office property located at 7083 Hollywood Boulevard in Los Angeles, California; a multifamily property located at 4649 Cole Avenue in Dallas, Texas; and

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and
for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

two multifamily properties located at 3636 McKinney Avenue and 3839 McKinney Avenue both in Dallas, Texas. The aggregate contract sales price for these properties is approximately $409,400,000. In connection with these dispositions, approximately $60,600,000 of the outstanding mortgages payable at March 31, 2017 will be repaid or assumed by the buyer. We expect the closings of these sales transactions to occur during the second and third quarters of 2017. Each of the purchase and sale agreements were either entered into or became subject to non-refundable deposits after March 31, 2017. Therefore, none of the individual properties have been classified as held for sale as of March 31, 2017.
4. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Land	$329,200	$343,564
Land improvements	26,009	26,177
Buildings and improvements	1,382,817	1,475,415
Furniture, fixtures, and equipment	4,847	4,955
Tenant improvements	151,072	159,677
Work in progress	10,456	11,706
Investments in real estate	1,904,401	2,021,494
Accumulated depreciation	(398,909)	(414,552)
Net investments in real estate	$1,505,492	$1,606,942
We recorded depreciation expense of $14,684,000 and $15,673,000 for the three months ended March 31, 2017 and 2016, respectively.
5. OTHER INTANGIBLE ASSETS
A schedule of our intangible assets and liabilities and related accumulated amortization and accretion as of March 31, 2017 and December 31, 2016 is as follows:

	Assets				Liabilities
March 31, 2017	Acquired In-Place Leases	Tax Abatement	Acquired Below-Market Ground Lease	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$11,551	$4,273	$11,685	$2,957	$(6,719)
Accumulated amortization	(8,659)	(3,011)	(1,597)	—	5,293
	$2,892	$1,262	$10,088	$2,957	$(1,426)
Average useful life (in years)	10	8	84	Indefinite	8

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and
for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Assets					Liabilities
December 31, 2016	Acquired Above-Market Leases (1)	Acquired In-Place Leases	Tax Abatement	Acquired Below-Market Ground Lease	Trade Name and License	Acquired Below-Market Leases (1)
	(in thousands)
Gross balance	$215	$11,551	$4,273	$11,685	$2,957	$(18,893)
Accumulated amortization	(180)	(8,443)	(2,873)	(1,562)	—	15,317
	$35	$3,108	$1,400	$10,123	$2,957	$(3,576)
Average useful life (in years)	8	10	8	84	Indefinite	8
_______________________________________________________________________________

(1)	Acquired above-market leases and certain acquired below-market leases are associated with an office property in San Francisco, California, which we sold in March 2017 (Note 3).
The amortization of the acquired above-market leases which decreased rental and other property income was $3,000 and $38,000 for the three months ended March 31, 2017 and 2016, respectively. The amortization of the acquired in-place leases included in depreciation and amortization expense was $216,000 and $380,000 for the three months ended March 31, 2017 and 2016, respectively. Included in depreciation and amortization expense was franchise affiliation fee amortization of $0 and $33,000 for the three months ended March 31, 2017 and 2016, respectively. Tax abatement amortization of $138,000 for each of the three months ended March 31, 2017 and 2016 was included in rental and other property operating expenses. The amortization of the acquired below-market ground lease of $35,000 for each of the three months ended March 31, 2017 and 2016 was included in rental and other property operating expenses. The amortization of the acquired below-market leases included in rental and other property income was $419,000 and $631,000 for the three months ended March 31, 2017 and 2016, respectively.
A schedule of future amortization and accretion of acquisition related intangible assets and liabilities as of March 31, 2017, is as follows:

	Assets			Liabilities
Years Ending December 31,	Acquired In-Place Leases	Tax Abatement	Acquired Below-Market Ground Lease	Acquired Below-Market Leases
	(in thousands)
2017 (Nine months ending December 31, 2017)	$655	$413	$105	$(709)
2018	733	551	140	(517)
2019	464	298	140	(200)
2020	207	—	140	—
2021	207	—	140	—
Thereafter	626	—	9,423	—
	$2,892	$1,262	$10,088	$(1,426)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and
for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

6. OTHER ASSETS
Other assets consist of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
SBA 7(a) loans, subject to credit risk	$41,439	$43,623
SBA 7(a) loans, subject to secured borrowings	27,854	29,524
Other assets	22,153	19,123
	$91,446	$92,270
SBA 7(a) Loans, Subject to Credit Risk—Represents the non‑government guaranteed retained portion of loans originated under the SBA 7(a) Program and the government guaranteed portion of loans that have not yet been fully funded or sold.
SBA 7(a) Loans, Subject to Secured Borrowings—Represents the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans. There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.
At March 31, 2017 and December 31, 2016, 99.0% and 99.7%, respectively, of our loans were current with the remainder ($424,000 and $249,000, respectively) greater than 29 days delinquent. We classify loans with negative characteristics in substandard categories ranging from special mention to doubtful. At March 31, 2017 and December 31, 2016, $928,000 and $804,000, respectively, of loans subject to credit risk were classified in substandard categories.
At March 31, 2017 and December 31, 2016, our loans were 93.2% and 94.6%, respectively, concentrated in the hospitality industry.
7. DISCONTINUED OPERATIONS
We had reflected the lending segment, which was acquired on the Acquisition Date as disclosed in Note 1, as held for sale commencing in 2014, based on a plan approved by the Board of Directors to sell the lending segment that, when completed, would have resulted in the deconsolidation of the lending segment, which at that time was focused on small business lending in the hospitality industry. In July 2015, to maximize value, we modified our strategy from a strategy of selling the lending segment as a whole to a strategy of soliciting buyers for components of the business, including our commercial mortgage loans and the SBA 7(a) lending platform. This change in the sale methodology resulted in the need to extend the period to complete the sale of the lending segment beyond one year. In connection with our plan, we expensed transaction costs of $9,000 as incurred during the three months ended March 31, 2016.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and
for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

The following is the detail of income from operations of assets held for sale classified as discontinued operations on the consolidated statements of operations for the three months ended March 31, 2016:

Three Months Ended March 31, 2016
(in thousands)
Revenue—Interest and other income	$1,115

Expenses:
Interest expense	288
Fees to related party	132
General and administrative	5
Total expenses	425
Income from operations of assets held for sale	$690

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and
for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

8. DEBT
Information on our debt is as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Mortgage loans with a fixed interest rate of 4.14% per annum, with monthly payments of interest only, and balances totaling $392,000,000 due on July 1, 2026. The loans are nonrecourse.	$392,000	$392,000
Mortgage loan with a fixed interest rate of 4.50% per annum, with monthly payments of interest only for 10 years, and payments of interest and principal starting in February 2022. The loan has a $42,008,000 balance due on January 5, 2027. The loan is nonrecourse.	46,000	46,000
Mortgage loans with a fixed interest rate of 5.39% per annum, with monthly payments of principal and interest, and balances totaling $35,695,000 due on March 1, 2021. The loans are nonrecourse.	38,941	39,134
Mortgage loan with a fixed interest rate of 5.18% per annum, with monthly payments of principal and interest, and a balance of $26,232,000 due on June 5, 2021. The loan is nonrecourse.	29,019	29,167
Mortgage loan with a fixed interest rate of 6.65% per annum, with monthly payments of principal and interest. The loan had a 25-year amortization schedule with a $21,136,000 balance due on July 15, 2018. The loan was nonrecourse. The loan was repaid in March 2017 in connection with the sale of the property that was collateral for the loan.	—	26,136
	505,960	532,437
Deferred loan costs related to mortgage loans	(2,262)	(2,366)
Premiums and discounts on assumed mortgages, net	—	722
Total Mortgages Payable	503,698	530,793
Secured borrowing principal on SBA 7(a) loans sold for a premium and excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 4.60% and 4.13% at March 31, 2017 and December 31, 2016, respectively.	21,838	23,122
Secured borrowing principal on SBA 7(a) loans sold for excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 2.08% and 1.83% at March 31, 2017 and December 31, 2016, respectively.	4,507	4,777
	26,345	27,899
Unamortized premiums	1,955	2,077
Total Secured Borrowings—Government Guaranteed Loans	28,300	29,976
Unsecured term loan facility	385,000	385,000
Junior subordinated notes with a variable interest rate which resets quarterly based on the 90-day LIBOR plus 3.25%, with quarterly interest only payments. Balance due at maturity on March 30, 2035.	27,070	27,070
Unsecured credit facility	—	—
	412,070	412,070
Deferred loan costs related to unsecured term loan and credit facilities	(2,738)	(2,938)
Discount on junior subordinated notes	(1,996)	(2,015)
Total Other	407,336	407,117
Total Debt	$939,334	$967,886
The mortgages payable are secured by deeds of trust on certain of the properties and assignments of rents.
The junior subordinated notes may be redeemed at par at our option.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and
for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

Secured borrowings—government guaranteed loans represent sold loans which are treated as secured borrowings because the loan sales did not meet the derecognition criteria provided for in ASC 860-30, Secured Borrowing and Collateral. These loans included cash premiums that are amortized as a reduction to interest expense over the life of the loan using the effective interest method and are fully amortized when the underlying loan is repaid in full.
Deferred loan costs, which represent legal and third-party fees incurred in connection with our borrowing activities, are capitalized and amortized to interest expense on a straight-line basis over the life of the related loan, approximating the effective interest method. Deferred loan costs of $6,961,000 and $7,122,000 are presented net of accumulated amortization of $1,961,000 and $1,818,000 at March 31, 2017 and December 31, 2016, respectively, and are a reduction to total debt.
In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at (i) the base rate plus 0.20% to 1.00% or (ii) LIBOR plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bore interest at (i) the base rate plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The delayed-draw term loan was also subject to an unused line fee of 0.25%. The credit facility was set to mature in September 2016 and prior to maturity, we exercised the first of two one year extension options through September 2017. Additionally, we permanently reduced the revolving credit commitment under the credit facility to $200,000,000. At March 31, 2017 and December 31, 2016, $0 was outstanding under the credit facility and $200,000,000 was available for future borrowings. Proceeds from the unsecured credit facility were used for acquisitions, funding of a Common Stock tender offer in June 2016, general corporate purposes, and to repay mortgage loans and outstanding balances under our prior unsecured credit facilities. In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. A portion of the net proceeds from the loans was used to repay outstanding balances under our unsecured credit facility and the remaining portion was used to repurchase shares of our Common Stock in a private repurchase in September 2016.
In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $385,000,000. The term loan facility ranks pari passu with CIM Commercial's unsecured credit facility described above; covenants under the term loan facility are substantially the same as those in the unsecured credit facility. Outstanding advances under the term loan facility bear interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio. The unused portion of the term loan facility was also subject to an unused fee of 0.20%. With some exceptions, any prepayment of the term loan facility prior to May 9, 2017 was subject to a prepayment fee up to 2.00% of the outstanding principal amount. The term loan facility matures in May 2022. On November 2, 2015, $385,000,000 was drawn under the term loan facility. At March 31, 2017 and December 31, 2016, $385,000,000 was outstanding under the term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. At March 31, 2017 and December 31, 2016, the variable interest rate on this unsecured term loan facility was 2.38% and 2.22%, respectively. The interest rate of the loan has been effectively converted to a fixed rate of 3.16% until May 8, 2020 through interest rate swaps (Note 13).
At March 31, 2017 and December 31, 2016, we were in compliance with all of our respective financial covenants under the unsecured credit and term loan facilities.
On March 28, 2017, in connection with the sale of an office property in San Francisco, California, we paid off a mortgage with an outstanding balance of $25,331,000 using proceeds from the sale. Additionally, we paid a prepayment penalty of $1,508,000 in connection with the prepayment of this mortgage (Note 3).
At March 31, 2017 and December 31, 2016, accrued interest and unused commitment fees payable of $3,041,000 and $3,133,000, respectively, are included in accounts payable and accrued expenses.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and
for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

Future principal payments on our debt (face value) at March 31, 2017 are as follows:

Years Ending December 31,	Secured Borrowings Principal(1)	Mortgages Payable	Other(2)	Total
	(in thousands)
2017 (Nine months ending December 31, 2017)	$695	$1,025	$—	$1,720
2018	958	1,440	—	2,398
2019	992	1,519	—	2,511
2020	1,031	1,596	—	2,627
2021	1,072	62,380	—	63,452
Thereafter	21,597	438,000	412,070	871,667
	$26,345	$505,960	$412,070	$944,375
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
9. STOCK-BASED COMPENSATION PLANS
In April 2015, we granted awards of 2,000 restricted shares of Common Stock to each of the independent members of the Board of Directors (6,000 in aggregate) under the 2015 Equity Incentive Plan, which vested in April 2016 based on one year of continuous service. In addition, in May 2016, 3,392 restricted shares of Common Stock were granted to each of the independent members of the Board of Directors (10,176 in aggregate) under the 2015 Equity Incentive Plan, which will vest over one year of continuous service. Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period. We recorded compensation expense of $48,000 and $27,000 for the three months ended March 31, 2017 and 2016, respectively, related to these restricted shares of Common Stock.
We issued to two of our executive officers an aggregate of 2,000 restricted shares of Common Stock on May 6, 2014, which were fully vested in May 2016, and an aggregate of 2,000 restricted shares of Common Stock on March 6, 2015, which were fully vested in March 2017. The restricted shares of Common Stock vested based on two years of continuous service with one-third of the shares of Common Stock vesting immediately upon issuance and one-third vesting at the end of each of the next two years from the date of issuance. Compensation expense related to these restricted shares of Common Stock was recognized over the vesting period. We recognized compensation expense of $1,000 and $5,000 for the three months ended March 31, 2017 and 2016, respectively, related to these restricted shares of Common Stock.
As of March 31, 2017, there was $16,000 of total unrecognized compensation expense related to shares of Common Stock which will be recognized during the second quarter of 2017.
10. EARNINGS PER SHARE ("EPS")
The computations of basic EPS are based on our weighted average shares outstanding. The basic weighted average shares of Common Stock outstanding were 84,048,000 and 97,662,000 for the three months ended March 31, 2017 and 2016, respectively. We had no dilutive securities outstanding for each of the three months ended March 31, 2017 and 2016. Outstanding shares of Series A Preferred Stock and Warrants were not included in the computation of diluted EPS for the three months ended March 31, 2017 because their impact was deemed to be anti-dilutive. No shares of Series A Preferred Stock or Warrants were outstanding during the three months ended March 31, 2016.
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and
for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

The following table reconciles the numerator and denominator used in computing our basic and diluted per-share computations for net income available to common stockholders for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except share and per share amounts)
Numerator:
Net income from continuing operations	$193,935	$26,293
Net income attributable to noncontrolling interests	(5)	(3)
Redeemable preferred stock dividends	(31)	—
Numerator for basic and diluted net income from continuing operations available to common stockholders	193,899	26,290
Net income from discontinued operations	—	690
Numerator for basic and diluted net income available to common stockholders	$193,899	$26,980
Denominator:
Basic weighted average shares outstanding	84,048	97,662
Effect of dilutive securities—contingently issuable shares and stock options	—	—
Diluted weighted average shares and common stock equivalents outstanding	84,048	97,662
Basic and diluted net income available to common stockholders per share:
Continuing operations	$2.31	$0.27
Discontinued operations	—	0.01
Net income	$2.31	$0.28
11. REDEEMABLE PREFERRED STOCK
On April 22, 2016, we filed a registration statement with the Securities and Exchange Commission (“SEC”) for up to $900,000,000 of units (collectively, the "Units"), with each unit consisting of (i) one share of Series A Preferred Stock, par value $0.001 per share, of the Company (collectively, the "Series A Preferred Stock") with an initial stated value of $25.00 per share ("Stated Value") and (ii) one warrant (collectively, the "Warrants") to purchase 0.25 of a share of Common Stock (Note 12), which was declared effective on July 1, 2016 by the SEC. The registration statement allows us to sell up to a maximum of 36,000,000 Units. Our Series A Preferred Stock ranks senior to our Common Stock with respect to payment of dividends and distributions of amounts upon liquidation, dissolution or winding up. Proceeds and expenses from the sale of the Units are allocated to the Series A Preferred Stock and Warrants using their relative fair values on the date of issuance.
Our Series A Preferred Stock is redeemable at the option of the holder (the "Holder") or CIM Commercial. The redemption schedule of the Series A Preferred Stock allows redemptions at the option of the Holder from the date of original issuance of any given shares of Series A Preferred Stock through the second year at Stated Value, plus accrued and unpaid dividends, subject to the payment of a 13.0% redemption fee. After year two, the redemption fee decreases to 10.0% and after year five there is no redemption fee. Also, CIM Commercial has the right to redeem the Series A Preferred Stock after year five at Stated Value, plus accrued and unpaid dividends. At the Company’s discretion, redemptions will be paid in cash or, on or after the first anniversary of the issuance of such shares of Series A Preferred Stock, an equal value of Common Stock based on the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption. As of March 31, 2017, no shares of Series A Preferred Stock have been redeemed.
As of March 31, 2017, we had issued 144,698 Units and received gross proceeds of $3,617,000 ($3,599,000 of which were allocated to the Series A Preferred Stock in temporary equity and the remaining $18,000 were allocated to the Warrants in permanent equity). In connection with such issuance, costs specifically identifiable to the offering of Units, such as commissions, dealer manager fees and other registration fees, totaled $279,000 ($270,000 of which were allocated to the Series A Preferred Stock in temporary equity and the remaining $9,000 were allocated to the Warrants in permanent equity). In addition, as of March 31, 2017, non issuance specific costs related to this offering totaled $2,314,000. As of March 31, 2017, we have reclassified $8,000 and a de minimis amount from deferred rent receivable and charges to temporary equity and

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and
for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

stockholders' equity, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the number of Units issued during the period relative to the maximum number of Units expected to be issued under the offering.
Holders of Series A Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the Stated Value (i.e., the equivalent of $0.34375 per share per quarter). Dividends on each share of Series A Preferred Stock will begin accruing on, and will be cumulative from, the date of issuance. Cash dividends declared on our Series A Preferred Stock for the three months ended March 31, 2017 consist of the following:

			Aggregate
Declaration Date	Payment Date	Number of Shares	Dividends Declared
			(in thousands)
March 8, 2017	April 17, 2017	144,698	$31
12. STOCKHOLDERS' EQUITY
Dividends
Dividends per share of Common Stock declared during the three months ended March 31, 2017 and 2016 consist of the following:

Declaration Date	Payment Date	Dividend Per Common Share
March 8, 2017	March 27, 2017	$0.21875
March 8, 2016	March 29, 2016	$0.21875
On April 5, 2017, we declared a special cash dividend of $0.28 per share of Common Stock, or $601,000 in the aggregate, that was paid on April 24, 2017 to stockholders of record on April 17, 2017. This special cash dividend allowed common stockholders that did not participate in the September 14, 2016 private repurchase to receive the economic benefit of such repurchase. The September 14, 2016 private repurchase consisted of the Company's repurchasing, in a privately negotiated transaction, canceling and retiring 3,628,116 shares of Common Stock from Urban Partners II, LLC ("Urban II"), a fund managed by an affiliate of CIM Group, the Manager and Advisor of CIM Commercial, and an affiliate of CIM REIT and CIM Urban, for an aggregate purchase price of $79,819,000, or $22.00 per share. Urban II waived its right to receive this special cash dividend.
Warrants
Each Unit consists of (i) one share of Series A Preferred Stock (Note 11) and (ii) one Warrant which allows the holder to purchase 0.25 of a share of Common Stock. The Warrants are exercisable beginning on the first anniversary of the date of original issuance until and including the fifth anniversary of the date of such issuance. The exercise price of each Warrant is at a 15.0% premium to the per share estimated net asset value of our Common Stock (as most recently published by us at the time of each issuance).
Proceeds and expenses from the sale of the Units are allocated to the Series A Preferred Stock and Warrants using their relative fair values on the date of issuance. As of March 31, 2017, we had issued 144,698 Warrants in connection with our offering of Units and allocated net proceeds of $9,000, after specifically identifiable offering costs and allocated general offering costs, to the Warrants in permanent equity.
13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Hedges of Interest Rate Risk
In order to manage financing costs and interest rate exposure related to our $385,000,000 unsecured term loan facility (Note 8), on August 13, 2015, we entered into interest rate swap agreements with multiple counterparties. These swap agreements became effective on November 2, 2015. Each of our interest rate swap agreements meets the criteria for cash flow

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and
for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

hedge accounting treatment and we have designated the interest rate swap agreements as cash flow hedges of the risk of variability attributable to changes in the one-month LIBOR on the term loan facility. Accordingly, the interest rate swaps are recorded on the consolidated balance sheets at fair value and the changes in the fair value of the swaps are recorded in OCI and reclassified to earnings as an adjustment to interest expense as interest becomes receivable or payable (Note 2). We do not expect any significant losses from counterparty defaults related to our swap agreements.
Summary of Derivatives
The following table sets forth the key terms of our interest rate swap contracts:

Number of Interest Rate Swaps(1)(2)	Total Notional Amount	Fixed Rates	Floating Rate Index	Effective Date	Expiration Date
	(in thousands)
10	$385,000	1.559% - 1.569%	One-Month LIBOR	11/2/2015	5/8/2020
_______________________________________________________________________________

(1)	See Note 14 for our fair value disclosures.

(2)	Our interest rate swaps are not subject to master netting arrangements.
These swaps hedge the future cash flows of interest payments on our $385,000,000 unsecured term loan facility by fixing the rate until May 8, 2020 at a weighted average rate of 1.563% plus the credit spread, which was 1.60% at March 31, 2017 and December 31, 2016, or an all-in rate of 3.16%.
Credit-Risk-Related Contingent Features
Each of our interest rate swap agreements contains a provision under which we could also be declared in default under such agreements if we default on the term loan facility. As of March 31, 2017 and December 31, 2016, there have been no events of default under our interest rate swap agreements.
Impact of Hedges on AOCI and Consolidated Statements of Operations
The changes in the balance of each component of AOCI related to our interest rate swaps designated as cash flow hedges are as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Accumulated other comprehensive income (loss), at beginning of period	$(509)	$(2,519)
Other comprehensive income (loss) before reclassifications	794	(9,033)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	758	1,108
Net current period other comprehensive income (loss)	1,552	(7,925)
Accumulated other comprehensive income (loss), at end of period	$1,043	$(10,444)
_______________________________________________________________________________

(1)	The amounts from AOCI are reclassified as an increase to interest expense in the statements of operations.
Future Reclassifications from AOCI
We estimate that $2,234,000 related to our derivatives designated as cash flow hedges will be reclassified out of AOCI as an increase to interest expense during the next twelve months.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and
for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

14. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Our derivative financial instruments (Note 13) are measured at fair value on a recurring basis and are presented on our consolidated balance sheets at fair value, on a gross basis, excluding accrued interest. The table below presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets:

	March 31, 2017	December 31, 2016	Level	Balance Sheet Location
	(in thousands)
Assets (Liabilities):
Interest rate swaps	$1,043	$(509)	2	Other assets (Other liabilities)
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
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on our consolidated balance sheets are as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
	(in thousands)
Assets:
Loans receivable subject to credit risk	$41,439	$41,282	$43,623	$43,621	3
SBA 7(a) loans receivable, subject to secured borrowings	27,854	28,300	29,524	29,976	3
Other loans receivable	1,352	1,304	2,593	2,550	3
Liabilities:
Mortgages payable	503,698	499,149	530,793	516,892	3
Junior subordinated notes	25,074	25,458	25,055	25,173	3
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and
for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

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
Loans Receivable Subject to Credit Risk and Other Loans Receivable—Loans receivable were initially recorded at estimated fair value at the Acquisition Date. Loans receivable originated subsequent to the Acquisition Date are recorded at cost upon origination and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions. At March 31, 2017, our assumptions included discount rates ranging from 8.50% to 13.50% and prepayment rates ranging from 5.80% to 20.00%. At December 31, 2016, our assumptions included discount rates ranging from 8.25% to 13.25% and prepayment rates ranging from 5.80% to 20.00%.
SBA 7(a) Loans Receivable, Subject to Secured Borrowings—These loans receivable represent the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans. There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal. In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows taking into consideration the lack of credit risk and using a range of prepayment rates from 6.70% to 20.00% at both March 31, 2017 and December 31, 2016.
Mortgages Payable—The fair values of mortgages payable are estimated based on current interest rates available for debt instruments with similar terms. The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 4.35% to 4.55% and 4.60% to 4.72% at March 31, 2017 and December 31, 2016, respectively.
Junior Subordinated Notes—The fair value of the junior subordinated notes is estimated based on current interest rates available for debt instruments with similar terms. Discounted cash flow analysis is generally used to estimate the fair value of our junior subordinated notes. The rate used was 4.90% and 4.83% at March 31, 2017 and December 31, 2016, respectively.
15. RELATED-PARTY TRANSACTIONS
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and
for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

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
The Advisor earned asset management fees of $6,414,000 and $6,478,000 for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and December 31, 2016, asset management fees of $6,410,000 and $6,448,000, respectively, were due to the Advisor.
CIM Management, Inc. and certain of its affiliates (collectively, the "CIM Management Entities"), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $1,432,000 and $1,410,000 for the three months ended March 31, 2017 and 2016, respectively. CIM Urban also reimbursed the CIM Management Entities $2,130,000 and $1,762,000 during the three months ended March 31, 2017 and 2016, respectively, for the cost of on-site personnel incurred on behalf of CIM Urban, which is included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $161,000 and $66,000 for the three months ended March 31, 2017 and 2016, respectively, which were capitalized to deferred charges. In addition, the CIM Management Entities earned construction management fees of $184,000 and $258,000 for the three months ended March 31, 2017 and 2016, respectively, which were capitalized to investments in real estate.
At March 31, 2017 and December 31, 2016, fees payable and expense reimbursements due to the CIM Management Entities of $1,777,000 and $2,027,000, respectively, are included in due to related parties. Also included in due from related parties as of March 31, 2017 and December 31, 2016, was $416,000 and $214,000, respectively, due from the CIM Management Entities and related parties.
On the Acquisition Date, pursuant to the terms of the Merger Agreement, CIM Commercial and its subsidiaries entered into the Master Services Agreement (the "Master Services Agreement") with CIM Service Provider, LLC (the "Manager"), an affiliate of CIM Group, pursuant to which the Manager agrees to provide or arrange for other service providers to provide management and administration services to CIM Commercial and its subsidiaries following the Merger. Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the manager of Urban Partners GP, LLC. Under the Master Services Agreement, CIM Commercial pays a base service fee (the "Base Service Fee") to the Manager initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. The Manager earned a Base Service Fee of $265,000 and $254,000 for the three months ended March 31, 2017 and 2016, respectively. In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation and/or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. During the three months ended March 31, 2017 and 2016, such services performed by the Manager included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources and corporate communications. The Manager's compensation is based on the salaries and benefits of the employees of the Manager and/or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). We expensed $1,062,000 and $866,000 for the three months ended March 31, 2017 and 2016, respectively, for such services which are included in asset management and other fees to related parties. At March 31, 2017 and December 31, 2016, $2,326,000 and $1,935,000 was due to the Manager, respectively, for such services.
On January 1, 2015, we entered into a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC ("CIM SBA"), an affiliate of CIM Group and our subsidiary, PMC Commercial Lending, LLC. The Agreement provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing such

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and
for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

personnel and resources. For the three months ended March 31, 2017 and 2016, we incurred expenses related to services subject to reimbursement by us under this agreement of $844,000 and $930,000, respectively, which are included in asset management and other fees to related parties for lending segment costs included in continuing operations, $115,000 and $103,000, respectively, for corporate services, which are included in asset management and other fees to related parties, and $0 and $132,000, respectively, which are included in discontinued operations. In addition, we deferred personnel costs of $44,000 and $79,000 for the three months ended March 31, 2017 and 2016, respectively, associated with services provided for originating loans.
On October 1, 2015, an affiliate of CIM Group entered into a 5-year lease renewal with respect to a property owned by the Company. We recorded rental and other property income related to this tenant of $27,000 for each of the three months ended March 31, 2017 and 2016.
16. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments to fund loans were $11,784,000 at March 31, 2017 and are for prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, we have certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. CIM Commercial had a total of $39,362,000 in future obligations under leases to fund tenant improvements and other future construction obligations at March 31, 2017. At March 31, 2017, $12,647,000 was funded to reserve accounts included in restricted cash on our consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreements entered into in June 2016.
Employment Agreements—We have employment agreements with two of our officers. Pursuant to these employment agreements, we issued an aggregate of 76,423 shares of Common Stock under the 2015 Equity Incentive Plan as retention bonuses to these officers in January 2016 (as each executive was not entitled to any disability, death or severance payments on such date). These shares vested immediately. We accrued associated payroll taxes of $444,000 at December 31, 2015, which were paid in January 2016, and recorded no compensation expense during the three months ended March 31, 2017 and 2016 related to these retention bonuses. In addition, under certain circumstances, each of these employment agreements currently provides for (1) severance payment equal to the annual base salary paid to the officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual base salary paid to the officers. At March 31, 2017, there was no unrecognized compensation expense related to these awards.
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
In April 2017, the City and County of San Francisco filed suit against certain subsidiaries of the Company claiming past due real property transfer tax relating to a transaction in a prior year totaling approximately $11,500,000, including penalties and interest. The Company believes that it has defenses to, and intends to vigorously contest, the suit. Due to the early stage of the suit and the uncertainty and risks inherent in litigation, the Company cannot predict the ultimate outcome. However, the Company currently does not believe that any loss is probable and reasonably estimable. Accordingly, the Company has not recorded any liability related to the suit as of March 31, 2017 in the accompanying consolidated financial statements.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and
for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

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
Rent expense under this lease, which includes straight-line rent and amortization of acquired below-market ground lease, was $438,000 for each of the three months ended March 31, 2017 and 2016. We record rent expense on a straight-line basis. Straight-line rent liability of $13,566,000 and $13,289,000 is included in other liabilities in the accompanying consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.
We lease office space in Dallas, Texas under a lease which expires in May 2018. We recorded rent expense of $56,000 and $58,000 for the three months ended March 31, 2017 and 2016, respectively.
Scheduled future noncancelable minimum lease payments at March 31, 2017 are as follows:

Years Ending December 31,	(in thousands)
2017 (Nine months ending December 31, 2017)	$562
2018	607
2019	503
2020	541
2021	578
Thereafter	127,101
$129,892

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and
for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

17. FUTURE MINIMUM LEASE RENTALS
Future minimum rental revenue under long-term operating leases at March 31, 2017, excluding tenant reimbursements of certain costs, are as follows:

Years Ending December 31,	Governmental Tenants	Other Tenants	Total
	(in thousands)
2017 (Nine months ending December 31, 2017)	$38,544	$79,928	$118,472
2018	50,744	98,960	149,704
2019	51,182	87,413	138,595
2020	49,089	75,792	124,881
2021	35,204	63,777	98,981
Thereafter	114,668	190,251	304,919
	$339,431	$596,121	$935,552
18. CONCENTRATIONS
Tenant Revenue Concentrations—Rental revenue, excluding tenant reimbursements of certain costs, from the U.S. General Services Administration and other government agencies (collectively, "Governmental Tenants"), which primarily occupy properties located in Washington, D.C., accounted for approximately 19.5% and 20.1% of our rental and other property income for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and December 31, 2016, $8,640,000 and $8,339,000, respectively, was due from Governmental Tenants (Note 17).
Geographical Concentrations of Investments in Real Estate—As of March 31, 2017 and December 31, 2016, we owned 19 and 20 office properties, respectively, five multifamily properties, one and two hotel properties, respectively, three parking garages, and two development sites, one of which is being used as a parking lot. These properties are located in four states and Washington, D.C.
Our revenue concentrations from properties are as follows:

	Three Months Ended March 31,
	2017	2016
California	63.2%	64.6%
Washington, D.C.	20.8	21.2
Texas	7.8	8.0
North Carolina	6.2	4.3
New York	2.0	1.9
	100.0%	100.0%
Our real estate investments concentrations from properties are as follows:

	March 31, 2017	December 31, 2016
California	47.6%	50.8%
Washington, D.C.	34.5	32.3
Texas	8.1	7.7
North Carolina	5.8	5.5
New York	4.0	3.7
	100.0%	100.0%

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and
for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

19. SEGMENT DISCLOSURE
In accordance with ASC Topic 280, Segment Reporting, our reportable segments consist of three types of commercial real estate properties, namely, office, hotel and multifamily, as well as a segment for our lending business that is included in our continuing operations. The lending business that is held for sale for the three months ended March 31, 2016 is not included in our reportable segments. Management internally evaluates the operating performance and financial results of the segments based on net operating income. We also have certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to our audited consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC on March 16, 2017.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and
for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

The net operating income of our segments included in continuing operations for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Office:
Revenues	$49,093	$46,049
Property expenses:
Operating	13,753	18,487
General and administrative	288	354
Total property expenses	14,041	18,841
Segment net operating income—office	35,052	27,208
Hotel:
Revenues	10,518	15,283
Property expenses:
Operating	6,439	9,955
General and administrative	4	87
Total property expenses	6,443	10,042
Segment net operating income—hotel	4,075	5,241
Multifamily:
Revenues	5,003	5,058
Property expenses:
Operating	2,768	2,836
General and administrative	229	258
Total property expenses	2,997	3,094
Segment net operating income—multifamily	2,006	1,964
Lending:
Revenues	2,335	2,227
Lending expenses:
Interest expense	142	189
Fees to related party	844	930
General and administrative	367	179
Total lending expenses	1,353	1,298
Segment net operating income—lending	982	929
Total segment net operating income	$42,115	$35,342

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and
for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

A reconciliation of our segment net operating income to net income attributable to the Company for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Total segment net operating income	$42,115	$35,342
Asset management and other fees to related parties	(7,856)	(7,701)
Interest expense	(9,631)	(6,626)
General and administrative	(791)	(1,064)
Transaction costs	(13)	(149)
Depreciation and amortization	(17,231)	(18,058)
Gain on sale of real estate	187,734	24,739
Income from continuing operations before provision for income taxes	194,327	26,483
Provision for income taxes	(392)	(190)
Net income from continuing operations	193,935	26,293
Discontinued operations:
Income from operations of assets held for sale	—	690
Net income from discontinued operations	—	690
Net income	193,935	26,983
Net income attributable to noncontrolling interests	(5)	(3)
Net income attributable to the Company	$193,930	$26,980
The condensed assets for each of the segments as of March 31, 2017 and December 31, 2016, along with capital expenditures and loan originations for the three months ended March 31, 2017 and 2016, are as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Condensed assets:
Office	$1,453,857	$1,568,702
Hotel	110,816	115,955
Multifamily	166,707	170,159
Lending assets	89,904	91,191
Non-segment assets	344,546	76,877
Total assets	$2,165,830	$2,022,884

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and
for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Capital expenditures (1):
Office	$6,805	$6,653
Hotel	46	150
Multifamily	130	131
Total capital expenditures	6,981	6,934
Loan originations	8,404	33,777
Total capital expenditures and loan originations	$15,385	$40,711
_______________________________________________________________________________

(1)	Represents additions and improvements to real estate investments, excluding acquisitions.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Such forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "might," "believe," "anticipate," "seek," "plan," "estimate," "could," "would," "continue," "pursue," or "should" or the negative thereof or other variations or similar words or phrases. These statements include the plans and objectives of management for future operations, including, but not limited to, plans and objectives relating to future growth and availability of funds. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made.
        The following discussion of our financial condition at March 31, 2017 and results of operations for the three months ended March 31, 2017 and 2016 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. For a more detailed description of the risks affecting our financial condition and results of operations, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Our two primary goals are (a) consistently growing our net asset value ("NAV") and cash flows per share of Common Stock through our principal business and (b) providing liquidity to our common stockholders at prices reflecting our NAV and cash flow prospects. In that regard, in June 2016 we completed a tender offer for 10 million shares of Common Stock at a price of $21.00 per share of Common Stock, and in September 2016, we repurchased in a privately negotiated transaction, 3,628,116 shares of our Common Stock at $22.00 per share from Urban II. In April 2017, we declared and paid a special cash dividend of $0.28 per share of Common Stock, or $601,000, to the common stockholders that did not participate in the September 2016 private repurchase. This special cash dividend allowed such common stockholders that did not participate in the September 2016 private repurchase to receive the economic benefit of such repurchase. In furtherance of our two primary goals, we anticipate additional share repurchases in the future.
We are managed by affiliates of CIM Group. Our wholly-owned subsidiary, CIM Urban, is party to an Investment Management Agreement with CIM Investment Advisors, LLC, an affiliate of CIM REIT and CIM Group, pursuant to which CIM Investment Advisors, LLC provides investment advisory services to CIM Urban. In addition, we are party to a Master Services Agreement with the Manager, an affiliate of CIM Group, pursuant to which the Manager agrees to provide or arrange for other service providers to provide management and administration services ("Base Service") to us and all of our direct and indirect subsidiaries. CIM Group is a vertically-integrated, full-service investment manager with multidisciplinary expertise and in-house research, acquisition, investment, development, finance, leasing, and management capabilities. CIM Group is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; and New York, New York.

Properties
As of March 31, 2017, our real estate portfolio consisted of 23 office properties (including two parking garages, one of which has street level retail space, and two development sites, one of which is being used as a parking lot) totaling approximately 5.1 million rentable square feet, five multifamily properties comprised of 930 units, and one hotel with 503 rooms.
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
As a matter of prudent management, we also regularly evaluate each investment within our portfolio as well as our strategies. Such review may result in dispositions when an investment no longer fits our overall objectives or investment strategies or when our view of the market value of such investment is equal to or exceeds its intrinsic value. As a result of such review, we sold an office building in Santa Ana, California in November 2015, a hotel in Oakland, California in February 2016, a hotel in Los Angeles, California in July 2016, and an office building in San Francisco, California in March 2017. In addition, we have entered into five purchase and sale agreements, each as a separate transaction with unrelated third parties, for the sale of an office property in Charlotte, North Carolina; an office property and a parking structure, both in Sacramento, California; an office property in Los Angeles, California; a multifamily property in Dallas, Texas; and two multifamily properties, both in Dallas, Texas. We expect the closings of these sales transactions to occur during the second and third quarters of 2017. Such review is likely to result in additional dispositions in 2017. We are considering using a substantial portion of the net proceeds of such dispositions to provide liquidity to our common stockholders from time to time in 2017 at prices reflecting our NAV and cash flow prospects.

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
Rental Rate Trends
Office Statistics:    The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods:

	As of March 31,
	2017	2016
Occupancy	84.5%	83.2%
Annualized rent per occupied square foot (1)	$38.12	$36.59
_______________________________________________________________________________

(1)
Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements for the twelve months ended March 31, 2017 and 2016 were approximately $4,928,000 and $4,227,000, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.

Over the next four quarters, we expect to see expiring cash rents as set forth in the table below:

	For the Three Months Ended
	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Expiring Cash Rents:
Expiring square feet (1)	203,447	57,921	72,021	148,240
Expiring rent per square foot (2)	$28.83	$33.47	$42.06	$34.05
_______________________________________________________________________________

(1)	All month-to-month tenants occupying a total of 62,505 square feet are included in the expiring leases in the first quarter listed.

(2)
Represents gross monthly base rent, as of March 31, 2017, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

During the three months ended March 31, 2017, we executed leases with terms longer than 12 months totaling 82,770 square feet. The table below sets forth information on certain of our executed leases during the three months ended March 31, 2017, excluding space that was vacant for more than one year:

	Number of Leases (1) (2)	Rentable Square Feet (2)	New Cash Rents per Square Foot (2) (3)	Expiring Cash Rents per Square Foot (2) (3)
Three months ended March 31, 2017 (3)	17	73,533	$47.98	$39.35
_______________________________________________________________________________

(1)	Based on the number of tenants.

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
Multifamily Statistics:    The following table sets forth occupancy rates and the monthly rent per occupied unit across our multifamily portfolio for the specified periods:

	As of March 31,
	2017	2016
Occupancy	93.1%	93.5%
Monthly rent per occupied unit (1)	$1,979	$1,974
_______________________________________________________________________________

(1)	Represents gross monthly base rent under leases commenced as of the specified period, divided by occupied units. This amount reflects total cash rent before concessions.
Hotel Statistics:    The following table sets forth the occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") for the hotel portfolio for the specified periods:

	For the Three Months Ended March 31,
	2017	2016
Occupancy (1)	81.7%	81.1%
ADR (1)	$168.59	$142.07
RevPAR (1)	$137.71	$115.16
_______________________________________________________________________________

(1)	Occupancy, ADR, and RevPAR includes activity for hotels that were sold in 2016 for our period of ownership only.

Results of Operations
Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016
Net Income

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Total revenues	$66,949	$68,617	$(1,668)	(2.4)%
Total expenses	60,356	66,873	(6,517)	(9.7)%
Gain on sale of real estate	187,734	24,739	162,995	—
Net income from discontinued operations	—	690	(690)	—
Net income	193,935	26,983	166,952	—
Net income increased to $193,935,000, or by $166,952,000, for the three months ended March 31, 2017, compared to $26,983,000 for the three months ended March 31, 2016. The increase is primarily attributable to an increase in the gain on sale of real estate of $162,995,000 and an increase of $6,773,000 in net operating income of our operating segments in continuing operations, partially offset by an increase of $3,005,000 in interest expense and a decrease of $690,000 in income from discontinued operations.
Funds from Operations ("FFO")
We believe that FFO is a widely recognized and appropriate measure of the performance of a REIT and that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO represents net income (loss) available to common stockholders, computed in accordance with GAAP, excluding gains (or losses) from sales of real estate, and real estate depreciation and amortization. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT").
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
The following table sets forth a reconciliation of net income available to common stockholders to FFO available to common stockholders:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net income available to common stockholders	$193,899	$26,980
Depreciation and amortization	17,231	18,058
Gain on sale of depreciable assets	(187,734)	(24,739)
FFO available to common stockholders	$23,396	$20,299
FFO available to common stockholders was $23,396,000 for the three months ended March 31, 2017, an increase of $3,097,000 compared to $20,299,000 for the three months ended March 31, 2016. The increase in FFO was primarily attributable to an increase of $6,773,000 in net operating income of our operating segments in continuing operations, partially offset by an increase of $3,005,000 in interest expense and a decrease of $690,000 in income from discontinued operations.

Summary Segment Results
CIM Commercial operates in four segments: office, hotel, multifamily properties and lending. Set forth and described below are summary segment results for our four segments included in continuing operations.

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenues:
Office	$49,093	$46,049	$3,044	6.6%
Hotel	10,518	15,283	(4,765)	(31.2)%
Multifamily	5,003	5,058	(55)	(1.1)%
Lending	2,335	2,227	108	4.8%
Expenses:
Office	14,041	18,841	(4,800)	(25.5)%
Hotel	6,443	10,042	(3,599)	(35.8)%
Multifamily	2,997	3,094	(97)	(3.1)%
Lending	1,353	1,298	55	4.2%
Revenues
Office Revenue: Office revenue includes rental revenue from office properties, expense reimbursements and lease termination income. Office revenue increased to $49,093,000, or by 6.6%, for the three months ended March 31, 2017 compared to $46,049,000 for the three months ended March 31, 2016. The increase is primarily due to an increase in rental revenue at an office building in San Francisco, California resulting from the renewal, in November 2016, of a large lease at market rents, and revenue increases at our North Carolina property and at certain California properties due to increases in both occupancy and rental rates. These increases are partially offset by a revenue decrease at one of our Washington D.C. properties due to expiration of a lease with a large tenant in January 2016. Although we signed an approximately 113,000 square foot lease at the Washington D.C. property which experienced the loss of the large tenant in January 2016, the new tenant is not expected to take occupancy until late 2017. Therefore, we expect the decrease in revenue to be sustained until late 2017 at this property. Additionally, the sale of an office building in San Francisco, California in March 2017 as well as the pending sales of additional office buildings and a parking structure will, and the sale of any additional office properties during 2017 should, cause office revenue to decline in 2017. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the number of dispositions that occur in 2017 and any changes to revenue at our existing properties.
Hotel Revenue: Hotel revenue decreased to $10,518,000, or by 31.2%, for the three months ended March 31, 2017 compared to $15,283,000 for the three months ended March 31, 2016. The decrease is primarily due to the sale of two hotel properties in February and July 2016. Our hotel revenue is expected to decline materially in 2017 as a result of these sales.
Multifamily Revenue: Multifamily revenue decreased to $5,003,000, or by 1.1%, for the three months ended March 31, 2017 compared to $5,058,000 for the three months ended March 31, 2016. The decrease is primarily due to decreased rental rates at our Houston property. The pending sales of three multifamily buildings will, and the sale of any additional multifamily properties during 2017 should, cause multifamily revenue to decline in 2017. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the number of dispositions that occur in 2017 and any changes to revenue at our existing properties.
Lending Revenue: Represents revenue from our lending subsidiaries included in continuing operations, including interest income on loans and other loan related fee income. Lending revenue increased to $2,335,000, or by 4.8%, for the three months ended March 31, 2017 compared to $2,227,000 for the three months ended March 31, 2016. The increase is primarily due to a break-up fee related to a potential loan that was received during the three months ended March 31, 2017, partially offset by lower revenue as a result of recognition of accretion for discounts related to decreased prepayments on our loans.
Expenses
Office Expenses: Office expenses decreased to $14,041,000, or by 25.5%, for the three months ended March 31, 2017 compared to $18,841,000 for the three months ended March 31, 2016. The decrease is primarily due to reduced real estate taxes for the three months ended March 31, 2017 due to the transfer of the right to collect supplemental real estate tax reimbursements related to an office building in San Francisco, California in March 2017, partially offset by an increase in real estate taxes at one of our Washington D.C. properties, as the prior period included a tax refund that reduced expenses. The sale of an office building in San Francisco, California in March 2017 as well as the pending sales of additional office buildings and a parking structure will, and the sale of any additional office properties during 2017 should, cause office expenses to decline in 2017. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the number of dispositions that occur in 2017 and any changes to expenses at our existing properties.
Hotel Expenses: Hotel expenses decreased to $6,443,000, or by 35.8%, for the three months ended March 31, 2017 compared to $10,042,000 for the three months ended March 31, 2016. The decrease is primarily due to the sale of two hotel properties in February and July 2016. Our hotel expenses are expected to decline materially in 2017 as a result of these sales.
Multifamily Expenses: Multifamily expenses decreased to $2,997,000, or by 3.1%, for the three months ended March 31, 2017 compared to $3,094,000 for the three months ended March 31, 2016. The decrease is primarily due to a decrease in legal fees and lower expenses associated with operating our New York property. The pending sales of three multifamily buildings will, and the sale of any additional multifamily properties during 2017 should, cause multifamily expenses to decline in 2017. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the number of dispositions that occur in 2017 and any changes to expenses at our existing properties.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries included in continuing operations, including general and administrative expenses and fees to related party, related to the operation of the lending business. Lending expenses increased to $1,353,000, or by 4.2%, for the three months ended March 31, 2017 compared to $1,298,000 for the three months ended March 31, 2016, primarily due to the recognition of a provision for loan losses during the three months ended March 31, 2017 compared to a recovery of loan losses during the three months ended March 31, 2016.
Asset Management and Other Fees to Related Parties: Asset management fees totaled $6,414,000 for the three months ended March 31, 2017 compared to $6,478,000 for the three months ended March 31, 2016. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban's investments, which are appraised in the fourth quarter of each year. The lower fees reflect a decrease in the adjusted fair value of CIM Urban's investments due to the sale of our two hotel properties in February and July 2016 as well as the sale of an office property in San Francisco, California in March 2017, offset by net increases in the fair value of CIM Urban's real estate investments based on the December 31, 2016 appraised values as well as incremental capital expenditures incurred in the first three months of 2017. CIM Commercial also pays a Base Service Fee to the Manager, a related party, which totaled $265,000 for the three months ended March 31, 2017 compared to $254,000 for the three months ended March 31, 2016. In addition, the Manager may receive compensation and/or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the three months ended March 31, 2017 and 2016, we expensed $1,062,000 and $866,000 for such services, respectively. For the three months ended March 31, 2017 and 2016, we also expensed $115,000 and $103,000, respectively, related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement Agreement.
Interest Expense: Interest expense, which is not allocated to our operating segments, was $9,631,000 for the three months ended March 31, 2017, an increase of $3,005,000 compared to $6,626,000 in the corresponding period in 2016. The increase is primarily due to interest expense on our $392,000,000 mortgage loans entered into in June 2016, partially offset by a decrease in interest expense, including the impact of interest rate swaps, and loan fee amortization expense under the unsecured credit and term loan facilities, mainly due to lower average outstanding loan balances under the unsecured credit facility. Our interest expense is expected to increase in 2017, as the mortgage loans entered into in 2016 will be outstanding for the full year in 2017, with such increase to be partially offset by interest expense savings resulting from the payoff of a $25,331,000 mortgage in March 2017 in connection with the sale of an office property in San Francisco, California and any other such loans that secure properties that we may sell in 2017. However, the magnitude of any such increase cannot be predicted as it will depend on a number of factors such as usage of our revolving credit facility and whether any sale of encumbered properties occurs.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $791,000 for the three months ended March 31, 2017, a decrease of $273,000 compared to $1,064,000 in the corresponding period in 2016. The decrease is primarily due to a decrease in legal and other professional fees.
Transaction Costs: Transaction costs totaling $13,000 for the three months ended March 31, 2017 represent a $136,000 decrease from $149,000 for the three months ended March 31, 2016, mainly due to a decrease in abandoned project costs.

Depreciation and Amortization Expense: Depreciation and amortization expense was $17,231,000 for the three months ended March 31, 2017, a decrease of $827,000 compared to $18,058,000 for the three months ended March 31, 2016. The decrease is primarily due to the sale of an office property in San Francisco, California held for sale starting in mid-February 2017, that was sold in March 2017, and the sale of our hotel properties in February and July 2016, partially offset by an increase in the depreciation expense associated with additional capital expenditures.
Provision for Income Taxes: Provision for income taxes was $392,000 for the three months ended March 31, 2017, an increase of $202,000 compared to $190,000 for the three months ended March 31, 2016, due to increases in taxable income at our taxable REIT subsidiaries.
Discontinued Operations
Net Income from Discontinued Operations: Net income from discontinued operations represents revenues and expenses from the part of our lending segment that is included in discontinued operations, including interest income on loans and other loan related fee income, offset by expenses, which include general and administrative expenses, fees to related party, and direct interest expense. Net income from discontinued operations was $0 for the three months ended March 31, 2017, a decrease of $690,000 compared to $690,000 for the three months ended March 31, 2016. The decrease is due to the sale of our commercial real estate lending subsidiary in December 2016.
Liquidity and Capital Resources
Sources and Uses of Funds
In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at (i) the base rate plus 0.20% to 1.00% or (ii) LIBOR plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bore interest at (i) the base rate plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The delayed-draw term loan was also subject to an unused line fee of 0.25%. The credit facility was set to mature in September 2016 and prior to maturity, we exercised the first of two one-year extension options through September 2017. Additionally, we permanently reduced the revolving credit commitment under the credit facility to $200,000,000. At April 30, 2017, March 31, 2017 and December 31, 2016, $0 was outstanding under the credit facility and $200,000,000 was available for future borrowings. Proceeds from the unsecured credit facility were used for acquisitions, funding of a Common Stock tender offer in June 2016, general corporate purposes, and to repay mortgage loans and outstanding balances under our prior unsecured credit facilities. In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. A portion of the net proceeds from the loans was used to repay outstanding balances under our unsecured credit facility and the remaining portion was used to repurchase shares of our Common Stock in a private repurchase in September 2016.
In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $385,000,000. The term loan facility ranks pari passu with CIM Commercial's unsecured credit facility described above; covenants under the term loan facility are substantially the same as those in the unsecured credit facility. Outstanding advances under the term loan facility bear interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio. The unused portion of the term loan facility was also subject to an unused fee of 0.20%. With some exceptions, any prepayment of the term loan facility prior to May 9, 2017 was subject to a prepayment fee up to 2.00% of the outstanding principal amount. The term loan facility matures in May 2022. On November 2, 2015, $385,000,000 was drawn under the term loan facility. At April 30, 2017, March 31, 2017 and December 31, 2016, $385,000,000 was outstanding under the term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. At March 31, 2017 and December 31, 2016, the variable interest rate on this unsecured term loan facility was 2.38% and 2.22%, respectively. The interest rate of the loan has been effectively converted to a fixed rate of 3.16% until May 8, 2020 through interest rate swaps.
At March 31, 2017 and December 31, 2016, we were in compliance with all of our respective financial covenants under the unsecured credit and term loan facilities.
On March 28, 2017, in connection with the sale of an office property in San Francisco, California, we paid off a mortgage with an outstanding balance of $25,331,000 using proceeds from the sale.
On April 22, 2016, we filed a registration statement with the SEC for up to $900,000,000 of Units, with each Unit consisting of (i) one share of Series A Preferred Stock, par value $0.001 per share, with an initial Stated Value of $25.00 per share and (ii) one Warrant to purchase 0.25 of a share of Common Stock, which was declared effective on July 1, 2016 by the

SEC. The registration statement allows us to sell up to a maximum of 36,000,000 Units. Holders of our Series A Preferred Stock are entitled to receive, if, as and when declared by the Board of Directors, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.50% of the Stated Value. The exercise price of each Warrant will be at a 15.0% premium to the per share estimated NAV of our Common Stock (as most recently published by us at the time of each issuance). As of March 31, 2017, we had issued 144,698 Units and collected net proceeds of $3,330,000 after commissions, fees and allocated costs. As of March 31, 2017, no shares of Series A Preferred Stock have been redeemed.
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
Available Borrowings, Cash Balances and Capital Resources
We have typically financed our capital needs through investor equity commitments, long-term secured mortgages, term loans, and unsecured short-term credit facilities. As of March 31, 2017 and December 31, 2016, we had total indebtedness of $939,334,000 and $967,886,000, respectively. Included in total indebtedness is $385,000,000 of borrowings under credit and term loan facilities with total capacity of $585,000,000 at both March 31, 2017 and December 31, 2016. As of April 30, 2017, $385,000,000 ($0 under the revolver and $385,000,000 under the term loan) was outstanding under the credit and term loan facilities, and $200,000,000 was available for future borrowings.
Cash Flow Analysis
Our cash and cash equivalents totaled $404,346,000 and $144,449,000 at March 31, 2017 and December 31, 2016, respectively. Our cash flows from operating activities are primarily dependent upon the occupancy level of our real estate assets, the rental rates achieved through our leases, and the collectability of rent and recoveries from our tenants. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities totaled $13,563,000 for the three months ended March 31, 2017 compared to $7,068,000 for the three months ended March 31, 2016. The increase was mainly due to a $3,740,000 decrease in loans funded, an increase of $2,571,000 in proceeds from the sale of guaranteed loans, a $1,125,000 increase in principal collected on loans subject to secured borrowings, and an increase of $2,815,000 resulting from the lower level of working capital used compared to the prior period, partially offset by a $1,352,000 decrease in other operating activity.
Our cash flows from investing activities are primarily related to property investments and sales, expenditures for development and redevelopment projects, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash provided by investing activities for the three months ended March 31, 2017 was $291,127,000 compared to net cash used in investing activities of $28,451,000 in the corresponding period in 2016. The increase was primarily due to the net proceeds of $289,939,000 from the sale of an office property in San Francisco, California in March 2017, compared to net proceeds of $42,782,000 from the sale of our hotel property in February 2016, an increase in the change in restricted cash of $46,950,000 primarily related to the anticipated Section 1031 Exchange in connection with the sale of the hotel property in February 2016, a decrease in funding for loans of $21,633,000 and a decrease in additions to investments in real estate of $4,063,000.

Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash used in financing activities for the three months ended March 31, 2017 was $44,793,000 compared to $12,965,000 in the corresponding period in 2016. We had net debt payments of $28,031,000 for the three months ended March 31, 2017, mainly due to the prepayment of a mortgage in connection with the sale of an office building in San Francisco, California in March 2017, compared to net borrowings, inclusive of secured borrowings of the lending business, of $8,400,000 for the three months ended March 31, 2016. Dividends of $18,395,000 for the three months ended March 31, 2017 were sourced from net cash provided by operating activities of $13,563,000 and cash on hand at the beginning of the period of $144,449,000, while dividends of $21,365,000 for the three months ended March 31, 2016 were sourced from net cash provided by operating activities of $7,068,000 and cash on hand at the beginning of the period of $139,101,000. Proceeds from the issuance of our Units consisting of Series A Preferred Stock and associated Warrants were $1,904,000, while cash used for the payment of deferred stock offering costs totaled $261,000.
Contractual Obligations, Commitments and Contingencies
During the three months ended March 31, 2017, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
At March 31, 2017, we did not have any off-balance sheet arrangements.
Recently Issued Accounting Pronouncements
Our recently issued accounting pronouncements are described in Note 2 to the consolidated financial statements included in this Form 10-Q.
Dividends
Holders of Series A Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the Stated Value (i.e., the equivalent of $0.34375 per share per quarter). Dividends on each share of Series A Preferred Stock will begin accruing on, and will be cumulative from, the date of issuance. Dividends will be payable on the 15th day of the month, or if such day is not a business day, on the first business day thereafter, following the quarter for which the dividend was declared. We expect to pay dividends on our Series A Preferred Stock quarterly, unless our results of operations, our general financing conditions, general economic conditions, applicable provisions of Maryland General Corporation Law ("MGCL") or other factors make it imprudent to do so. The timing and amount of such dividends will be determined by our Board of Directors, in its sole discretion, and may vary from time to time. Cash dividends declared on our Series A Preferred Stock for the three months ended March 31, 2017 consist of the following:

			Aggregate
Declaration Date	Payment Date	Number of Shares	Dividends Declared
			(in thousands)
March 8, 2017	April 17, 2017	144,698	$31
Holders of our Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by us. In determining our dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, financial position, applicable requirements of the MGCL and any applicable contractual restrictions. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. There can be no assurance that the future dividends declared by our Board of Directors will not differ materially from historical dividend levels. Dividends per share of Common Stock declared during the three months ended March 31, 2017 consist of the following:

Declaration Date	Payment Date	Dividend Per Common Share
March 8, 2017	March 27, 2017	$0.21875

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 4.35% to 4.55% at March 31, 2017 and 4.60% to 4.72% at December 31, 2016. Mortgages payable with book values of $503,698,000 and $530,793,000 as of March 31, 2017 and December 31, 2016, respectively, have fair values of approximately $499,149,000 and $516,892,000, respectively.
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. At March 31, 2017 and December 31, 2016 (excluding premiums, discounts, debt issuance costs, and any impact related to the interest rate swaps), $505,960,000 (or 53.6%) and $532,437,000 (or 54.8%) of our debt, respectively, was fixed rate mortgage loans, and $438,415,000 (or 46.4%) and $439,969,000 (or 45.2%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding at March 31, 2017 and December 31, 2016, and before the impact of the interest rate swaps, a 12.5 basis point change in LIBOR would result in an annual impact to our earnings of approximately $548,000 and $550,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt or the impact of interest rate swaps.
In order to manage financing costs and interest rate exposure related to our $385,000,000 unsecured term loan facility, on August 13, 2015, we entered into interest rate swap agreements with multiple counterparties. These swap agreements became effective on November 2, 2015. These interest rate swaps effectively convert the interest rate on the term loan facility into a fixed weighted average rate of 1.563% plus the credit spread, which was 1.60% at March 31, 2017 and December 31, 2016, or an all-in rate of 3.16% until May 8, 2020. However, our use of these derivative instruments to hedge exposure to changes in interest rates exposes us to credit risk from the potential inability of our counterparties to perform under the terms of the agreements. We attempt to minimize this credit risk by contracting with what we believe to be high-quality financial counterparties. For a description of our derivative contracts, see Note 13 to our consolidated financial statements included in this Report.

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of March 31, 2017, our Principal Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and includes controls and procedures designed to ensure the information required to be disclosed by the Company in such reports is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Other Information

Item 1.    Legal Proceedings
We are not currently involved in any material pending or threatened legal proceedings nor, to our knowledge, is any material legal proceeding currently threatened against us, other than routine litigation arising in the ordinary course of business. In the normal course of business we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business. While the outcome of these legal actions and proceedings cannot be predicted with certainty, in management's opinion, the resolution of these legal proceedings and actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1
Purchase and Sale Agreement, dated February 10, 2017, between CIM Urban REIT 211 Main St. (SF), LP and BPP 211 Main Owner LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 31, 2017).

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

CIM COMMERCIAL TRUST CORPORATION
Dated: May 10, 2017	By:	/s/ CHARLES E. GARNER II Charles E. Garner II Chief Executive Officer

Dated: May 10, 2017	By:	/s/ DAVID THOMPSON David Thompson Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description
10.1
Purchase and Sale Agreement, dated February 10, 2017, between CIM Urban REIT 211 Main St. (SF), LP and BPP 211 Main Owner LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 31, 2017).

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