Form 10-Q
period 2017-06-30
CIM Commercial Trust Corp
filed 2017-08-09
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
As of August 4, 2017, the Registrant had outstanding 57,875,848 shares of common stock, par value $0.001 per share.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

PART I
Financial Information

Item 1.
Financial Statements

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investments in real estate, net	$1,141,460	$1,606,942
Cash and cash equivalents	129,006	144,449
Restricted cash	26,706	32,160
Accounts receivable, net	15,511	13,086
Deferred rent receivable and charges, net	95,369	116,354
Other intangible assets, net	15,610	17,623
Other assets	89,155	92,270
Assets held for sale, net	125,138	—
TOTAL ASSETS	$1,637,955	$2,022,884
LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
LIABILITIES:
Debt, net	$846,833	$967,886
Accounts payable and accrued expenses	42,287	39,155
Intangible liabilities, net	1,138	3,576
Due to related parties	10,005	10,196
Other liabilities	31,275	34,056
Liabilities associated with assets held for sale, net	52,886	—
Total liabilities	984,424	1,054,869
COMMITMENTS AND CONTINGENCIES (Note 16)
REDEEMABLE PREFERRED STOCK: Series A, $0.001 par value; 36,000,000 shares authorized; 308,775 and 61,435 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively; liquidation preference of $25.00 per share	7,050	1,426
EQUITY:
Common stock, $0.001 par value; 900,000,000 shares authorized; 57,875,848 and 84,048,081 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	58	84
Additional paid-in capital	1,077,151	1,566,073
Accumulated other comprehensive income (loss)	603	(509)
Distributions in excess of earnings	(432,220)	(599,971)
Total stockholders' equity	645,592	965,677
Noncontrolling interests	889	912
Total equity	646,481	966,589
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$1,637,955	$2,022,884

           The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
REVENUES:
Rental and other property income	$55,956	$61,624	$116,765	$124,472
Expense reimbursements	2,526	3,316	5,556	6,244
Interest and other income	2,817	3,420	5,927	6,261
	61,299	68,360	128,248	136,977
EXPENSES:
Rental and other property operating	27,249	32,299	50,209	63,577
Asset management and other fees to related parties	7,863	8,376	16,563	17,007
Interest	9,513	7,295	19,286	14,110
General and administrative	1,647	2,131	3,326	4,073
Transaction costs (Note 16)	11,615	118	11,628	267
Depreciation and amortization	14,761	18,480	31,992	36,538
Impairment of real estate (Note 3)	13,100	—	13,100	—
	85,748	68,699	146,104	135,572
Gain on sale of real estate (Note 3)	116,283	—	304,017	24,739
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	91,834	(339)	286,161	26,144
Provision for income taxes	462	471	854	661
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	91,372	(810)	285,307	25,483
DISCONTINUED OPERATIONS:
Income from operations of assets held for sale (Note 7)	—	1,668	—	2,358
NET INCOME FROM DISCONTINUED OPERATIONS	—	1,668	—	2,358
NET INCOME	91,372	858	285,307	27,841
Net income attributable to noncontrolling interests	(9)	(9)	(14)	(12)
NET INCOME ATTRIBUTABLE TO THE COMPANY	91,363	849	285,293	27,829
Redeemable preferred stock dividends (Note 11)	(72)	—	(103)	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$91,291	$849	$285,190	$27,829
BASIC AND DILUTED NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS PER SHARE:
Continuing operations	$1.16	$(0.01)	$3.50	$0.26
Discontinued operations	$—	$0.02	$—	$0.02
Net income	$1.16	$0.01	$3.50	$0.29
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	78,871	96,683	81,445	97,173
Diluted	78,871	96,683	81,445	97,173

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
NET INCOME	$91,372	$858	$285,307	$27,841
Other comprehensive income (loss): cash flow hedges	(440)	(2,445)	1,112	(10,370)
COMPREHENSIVE INCOME (LOSS)	90,932	(1,587)	286,419	17,471
Comprehensive income attributable to noncontrolling interests	(9)	(9)	(14)	(12)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$90,923	$(1,596)	$286,405	$17,459

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share data)

	Six Months Ended June 30, 2017
	Common Stock Outstanding	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
	(Unaudited)
Balances, December 31, 2016	84,048,081	$84	$1,566,073	$(509)	$(599,971)	$912	$966,589
Distributions to noncontrolling interests	—	—	—	—	—	(37)	(37)
Stock-based compensation expense	9,585	—	78	—	—	—	78
Share repurchase	(26,181,818)	(26)	(489,027)	—	(86,947)	—	(576,000)
Special cash dividends paid to certain common stockholders ($2.26 per share) (Note 12)	—	—	—	—	(4,872)	—	(4,872)
Common dividends ($0.34375 per share)	—	—	—	—	(25,620)	—	(25,620)
Issuance of Warrants	—	—	27	—	—	—	27
Dividends to holders of Series A Preferred Stock ($0.6875 per share)	—	—	—	—	(103)	—	(103)
Other comprehensive income (loss)	—	—	—	1,112	—	—	1,112
Net income	—	—	—	—	285,293	14	285,307
Balances, June 30, 2017	57,875,848	$58	$1,077,151	$603	$(432,220)	$889	$646,481

	Six Months Ended June 30, 2016
	Common Stock Outstanding	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
	(Unaudited)
Balances, December 31, 2015	97,589,598	$98	$1,820,451	$(2,519)	$(521,620)	$937	$1,297,347
Distributions to noncontrolling interests	—	—	—	—	—	(36)	(36)
Stock-based compensation expense	10,176	—	65	—	—	—	65
Issuance of shares pursuant to employment agreements	76,423	—	—	—	—	—	—
Share repurchase	(10,000,000)	(10)	(186,781)	—	(23,541)	—	(210,332)
Common dividends ($0.4375 per share)	—	—	—	—	(40,544)	—	(40,544)
Other comprehensive income (loss)	—	—	—	(10,370)	—	—	(10,370)
Net income	—	—	—	—	27,829	12	27,841
Balances, June 30, 2016	87,676,197	$88	$1,633,735	$(12,889)	$(557,876)	$913	$1,063,971

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$285,307	$27,841
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent and amortization of intangible assets, liabilities and lease inducements	(2,662)	(2,637)
Depreciation and amortization	31,992	36,538
Transfer of right to collect supplemental real estate tax reimbursements	(5,097)	—
Gain on sale of real estate	(304,017)	(24,739)
Impairment of real estate	13,100	—
Straight line rent, below-market ground lease and amortization of intangible assets	881	885
Amortization of deferred loan costs	808	1,967
Amortization of premiums and discounts on debt	(458)	(543)
Unrealized premium adjustment	722	835
Amortization and accretion on loans receivable, net	140	(419)
Bad debt expense (recovery)	187	(60)
Deferred income taxes	459	76
Stock-based compensation	78	65
Loans funded, held for sale to secondary market	(17,906)	(22,105)
Proceeds from sale of guaranteed loans	16,737	21,579
Principal collected on loans subject to secured borrowings	4,935	1,883
Other operating activity	(441)	1,020
Changes in operating assets and liabilities:
Accounts receivable and interest receivable	(2,682)	(1,574)
Other assets	(1,653)	(1,107)
Accounts payable and accrued expenses	5,631	(1,779)
Deferred leasing costs	(2,557)	(6,532)
Other liabilities	(1,748)	2,063
Due to related parties	4	301
Net cash provided by operating activities	21,760	33,558
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(9,915)	(18,121)
Proceeds from sale of real estate property, net	642,886	42,782
Loans funded	(5,969)	(27,871)
Principal collected on loans	5,496	26,164
Restricted cash	5,403	(76,956)
Other investing activity	67	1,042
Net cash provided by (used in) investing activities	637,968	(52,960)

(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Payment of) proceeds from mortgages payable	(65,569)	309,170
Payment of unsecured revolving lines of credit, revolving credit facilities and term notes	—	(107,000)
Payment of principal on secured borrowings	(4,935)	(11,965)
Proceeds from secured borrowings	—	9,956
Payment of deferred preferred stock offering costs	(862)	(362)
Payment of deferred loan costs	(4)	(1,076)
Payment of common dividends	(25,620)	(40,544)
Payment of special cash dividends	(4,872)	—
Repurchase of Common Stock	(576,000)	(210,060)
Net proceeds from issuance of Warrants	27	—
Net proceeds from issuance of Series A Preferred Stock	5,645	—
Payment of preferred stock dividends	(40)	—
Noncontrolling interests' distributions	(37)	(36)
Net cash used in financing activities	(672,267)	(51,917)
Change in cash balances included in assets held for sale	(2,904)	(14,265)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,443)	(85,584)
CASH AND CASH EQUIVALENTS:
Beginning of period	144,449	139,101
End of period	$129,006	$53,517
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$19,303	$13,717
Federal income taxes paid	$259	$50
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additions to investments in real estate included in accounts payable and accrued expenses	$6,883	$9,392
Net increase (decrease) in fair value of derivatives applied to other comprehensive income (loss)	$1,112	$(10,370)
Reduction of loans receivable and secured borrowings due to the SBA's repurchase of the guaranteed portion of a loan	$534	$2,663
Additions to deferred loan costs included in accounts payable and accrued expenses	$—	$626
Expenses related to repurchase of common stock included in accounts payable and accrued expenses	$—	$272
Proceeds receivable from closed mortgage loans included in other assets	$—	$80,687
Additions to preferred stock offering costs included in accounts payable and accrued expenses	$1,387	$984
Accrual of dividends payable to preferred stockholders	$72	$—
Preferred stock offering costs offset against redeemable preferred stock	$21	$—

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

1. ORGANIZATION AND OPERATIONS
CIM Commercial Trust Corporation ("CIM Commercial" or the "Company"), a Maryland corporation and real estate investment trust ("REIT"), or together with its wholly-owned subsidiaries ("we," "us" or "our") primarily invests in, owns, and operates Class A and creative office investments in vibrant and improving urban communities throughout the United States. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, improving demographic trends and a propensity for growth. We were originally organized in 1993 as PMC Commercial Trust ("PMC Commercial"), a Texas real estate investment trust.
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
Interim Financial Information—The accompanying interim consolidated financial statements of CIM Commercial have been prepared by our management in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Our accompanying interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 16, 2017.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

Investments in real estate are evaluated for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two of the impairment testing under GAAP is based on either the income approach with market discount rate, terminal capitalization rate and rental rate assumptions being most critical, or on the sales comparison approach to similar properties. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. We recognized impairment of long-lived assets of $13,100,000 and $0 during the three months ended June 30, 2017 and 2016, respectively, and $13,100,000 and $0 during the six months ended June 30, 2017 and 2016, respectively (Note 3).
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
At the Acquisition Date, the carrying value of our loans was adjusted to estimated fair market value and acquisition discounts of $33,907,000 were recorded, which are being accreted to interest and other income using the effective interest method. We sold substantially all of our commercial mortgage loans with unamortized acquisition discounts of $15,951,000 to an unrelated third party in December 2015 (Note 7). Acquisition discounts of $1,563,000 remained as of June 30, 2017 which have not yet been accreted to income.
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
On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers' business models and future operations in accordance with Accounting Standards Codification ("ASC") 450-20, Contingencies—Loss Contingencies, and ASC 310-10, Receivables. For the three and six months ended June 30, 2017, we recorded a net impairment of $0 and $12,000 on our loans receivable, respectively. For the three and six months ended June 30, 2016, we recorded a net impairment (recovery) of $7,000 and

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

$(236,000) on our loans receivable, respectively. We establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, we establish the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.
Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred leasing costs, deferred offering costs (Note 11) and other deferred costs. Deferred rent receivable is $56,406,000 and $64,010,000 at June 30, 2017 and December 31, 2016, respectively. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs of $60,116,000 and $76,063,000 are presented net of accumulated amortization of $25,338,000 and $25,914,000 at June 30, 2017 and December 31, 2016, respectively. Deferred offering costs represent direct costs incurred in connection with our offering of Units (as defined in Note 11), excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other registration fees. For a specific issuance of Units, associated offering costs are reclassified as a reduction of proceeds raised on the issuance date. Offering costs incurred but not directly related to a specifically identifiable closing are deferred. Deferred offering costs are first allocated to each issuance on a pro-rata basis equal to the ratio of Units issued in an issuance to the maximum number of Units that are expected to be issued. Then, the deferred offering costs allocated to such issuance are further allocated to the Series A Preferred Stock (as defined in Note 11) and Warrants (as defined in Note 11) issued in such issuance based on the relative fair value of the instruments on the date of issuance. The deferred offering costs allocated to the Series A Preferred Stock and Warrants are reductions to temporary equity and permanent equity, respectively. Deferred offering costs of $2,771,000 and $2,060,000 related to our offering of Units are included in deferred rent receivable and charges at June 30, 2017 and December 31, 2016, respectively. Other deferred costs are $1,414,000 and $135,000 at June 30, 2017 and December 31, 2016, respectively.
Redeemable Preferred Stock—Beginning on the date of original issuance of any given shares of Series A Preferred Stock (Note 11), the holder of such shares will have the right to require the Company to redeem such shares at a redemption price of 100% of the Stated Value (as defined in Note 11), plus accrued and unpaid dividends, subject to the payment of a redemption fee until the fifth anniversary of such issuance. From and after the fifth anniversary of the date of the original issuance, the holder will have the right to require the Company to redeem such shares at a redemption price of 100% of the Stated Value, plus accrued and unpaid dividends, without a redemption fee, and the Company will have the right (but not the obligation) to redeem such shares at 100% of the Stated Value, plus accrued and unpaid dividends. The applicable redemption price payable upon redemption of any Series A Preferred Stock will be in cash or, on or after the first anniversary of the issuance of such shares of Series A Preferred Stock to be redeemed, in the Company’s sole discretion, in cash or in equal value through the issuance of shares of Common Stock, based on the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption. Since a holder of Series A Preferred Stock has the right to request redemption of such shares and redemptions prior to the first anniversary are to be paid in cash, we have recorded the activity related to our Series A Preferred Stock in temporary equity. We recorded the activity related to our Warrants (Note 11) in permanent equity. On the first anniversary of the date of original issuance of a particular share of Series A Preferred Stock, we intend to reclassify such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. Proceeds and expenses from the sale of the Units are allocated to the Series A Preferred Stock and Warrants using their relative fair values on the date of issuance.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

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
We have assessed the sale of three of our multifamily properties and our agreements to sell two multifamily properties (Note 3) in accordance with ASC 205-20, Discontinued Operations. In our assessment, we considered, among other factors, the materiality of the revenue, net operating income, and total assets of our multifamily segment during the three and six months ended June 30, 2017 and for the years ended December 31, 2016 and 2015. Based on our qualitative and quantitative assessment, we concluded the disposals do not represent a strategic shift that will have a major effect on our operations and financial results and they should not be classified as discontinued operations in our consolidated financial statements.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

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
There were no acquisitions during the six months ended June 30, 2017.
On March 28, 2017, we sold a 100% fee-simple interest in 211 Main Street located in San Francisco, California to an unrelated third party. Transaction costs expensed in connection with this sale totaled $2,943,000 and included a prepayment penalty of $1,508,000 incurred in connection with the prepayment of the property's mortgage (Note 8).
On May 30, 2017, we sold a 100% fee-simple interest in 3636 McKinney Avenue and 3839 McKinney Avenue, both located in Dallas, Texas, to an unrelated third party. Transaction costs expensed in connection with these sales totaled $2,258,000 and included prepayment penalties of $1,901,000 incurred in connection with the prepayment of the properties' mortgages (Note 8).
On June 8, 2017, we sold a 100% fee-simple interest in 200 S College Street located in Charlotte, North Carolina to an unrelated third party. Transaction costs expensed in connection with this sale totaled $833,000.
On June 20, 2017, we sold a 100% fee-simple interest in 980 9th Street and 1010 8th Street, both located in Sacramento, California, to an unrelated third party. Transaction costs expensed in connection with these sales totaled $952,000.
On June 23, 2017, we sold a 100% fee-simple interest in 4649 Cole Avenue located in Dallas, Texas to an unrelated third party. Transaction costs expensed in connection with this sale totaled $3,311,000 and included a prepayment penalty of $2,812,000 incurred in connection with the prepayment of the property's mortgage (Note 8).
The results of operations of the aforementioned properties have been included in the consolidated statements of operations through their respective disposition dates.

Property	Asset Type	Date of Sale	Square Feet / Units	Sales Price	Gain on Sale
				(in thousands)
211 Main Street, San Francisco, CA	Office	March 28, 2017	417,266	$292,882	$187,734
3636 McKinney Avenue, Dallas, TX	Multifamily	May 30, 2017	103	$20,000	$5,488
3839 McKinney Avenue, Dallas, TX	Multifamily	May 30, 2017	75	$14,100	$4,224
200 S College Street, Charlotte, NC	Office	June 8, 2017	567,865	$148,500	$45,906
980 9th Street and 1010 8th Street, Sacramento, CA	Office & Parking Garage	June 20, 2017	485,926	$120,500	$34,829
4649 Cole Avenue, Dallas, TX	Multifamily	June 23, 2017	334	$64,000	$25,836

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

The following is the detail of the carrying amount of assets and liabilities at the time of the sales of the properties in 2017:

(in thousands)
Assets
Investments in real estate, net	$319,078
Deferred rent receivable and charges, net	22,089
Other intangible assets, net	129
Other assets	38
Total assets	$341,334
Liabilities
Debt, net (1)	$64,777
Intangible liabilities, net	1,800
Total liabilities	$66,577
_______________________________________________________________________________

(1)	Net of $665,000 of premium on assumed mortgage.
There were no acquisitions during the six months ended June 30, 2016.
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
We have entered into three purchase and sale agreements, each as a separate transaction with unrelated third parties, for the sale of an office property located at 7083 Hollywood Boulevard in Los Angeles, California; a multifamily property located at 4200 Scotland Street in Houston, Texas; and a multifamily property located at 47 E 34th Street in New York, New York. The aggregate contract sales price for these properties is $186,325,000. In connection with these dispositions, $50,568,000 of the outstanding mortgages payable at June 30, 2017 will be repaid or assumed by the buyer. We expect the closing of these sales transactions to occur during the second half of 2017. These purchase and sale agreements were entered into and became subject to non-refundable deposits on or prior to June 30, 2017. Therefore, these properties have been classified as held for sale as of June 30, 2017.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

The following is the detail of the carrying amounts of assets and liabilities of the properties that are classified as held for sale on our consolidated balance sheet as of June 30, 2017:

(in thousands)
Assets
Investments in real estate, net (1)	$118,221
Cash and cash equivalents	2,904
Restricted cash	51
Accounts receivable, net	251
Deferred rent receivable and charges, net	1,865
Other intangible assets, net (2)	1,124
Other assets	722
Total assets held for sale, net	$125,138
Liabilities
Debt, net (3)	$50,230
Accounts payable and accrued expenses	1,402
Due to related parties	195
Other liabilities	1,059
Total liabilities associated with assets held for sale, net	$52,886
_______________________________________________________________________________

(1)	Investments in real estate of $136,153,000 are presented net of accumulated depreciation of $17,932,000.

(2)	Other intangible assets, net, represents a tax abatement asset of $4,273,000 associated with 47 E 34th Street, which is presented net of accumulated amortization of $3,149,000.

(3)
Debt includes the outstanding principal balances of 7083 Hollywood Boulevard and 4200 Scotland Street, which are $21,700,000 and $28,868,000, respectively. Debt is presented net of deferred loan costs of $524,000 and the accumulated amortization of $186,000.

In August 2017, we negotiated an agreement with an unrelated third party for the sale of an office property. We expect the sale to close during the second half of 2017. The purchase and sale agreement has not yet been finalized and is not subject to a non-refundable deposit. Therefore, the property has not been classified as held for sale as of June 30, 2017 as not all the held for sale criteria had been met at such time. We determined the book value of this property exceeded its estimated fair value less costs to sell, and as such, an impairment charge of $13,100,000 was recognized as of June 30, 2017. Our determination of fair value was based on negotiations with the third party buyer.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

4. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Land	$244,072	$343,564
Land improvements	17,746	26,177
Buildings and improvements	1,064,191	1,475,415
Furniture, fixtures, and equipment	3,525	4,955
Tenant improvements	130,481	159,677
Work in progress	9,528	11,706
Investments in real estate	1,469,543	2,021,494
Accumulated depreciation	(328,083)	(414,552)
Net investments in real estate	$1,141,460	$1,606,942
We recorded depreciation expense of $12,670,000 and $16,030,000 for the three months ended June 30, 2017 and 2016, respectively, and $27,354,000 and $31,703,000 for the six months ended June 30, 2017 and 2016, respectively.
5. OTHER INTANGIBLE ASSETS
A schedule of our intangible assets and liabilities and related accumulated amortization and accretion as of June 30, 2017 and December 31, 2016 is as follows:

	Assets			Liabilities
June 30, 2017	Acquired In-Place Leases	Acquired Below-Market Ground Lease	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$10,181	$11,685	$2,957	$(5,722)
Accumulated amortization	(7,581)	(1,632)	—	4,584
	$2,600	$10,053	$2,957	$(1,138)
Average useful life (in years)	10	84	Indefinite	7

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Assets					Liabilities
December 31, 2016	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement (1)	Acquired Below-Market Ground Lease	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$215	$11,551	$4,273	$11,685	$2,957	$(18,893)
Accumulated amortization	(180)	(8,443)	(2,873)	(1,562)	—	15,317
	$35	$3,108	$1,400	$10,123	$2,957	$(3,576)
Average useful life (in years)	8	10	8	84	Indefinite	8
_______________________________________________________________________________

(1)	Tax abatement is associated with 47 E 34th Street, which is classified as held for sale on our consolidated balance sheet at June 30, 2017 (Note 3).
The amortization of the acquired above-market leases which decreased rental and other property income was $0 and $26,000 for the three months ended June 30, 2017 and 2016, respectively, and $3,000 and $64,000 for the six months ended June 30, 2017 and 2016, respectively. The amortization of the acquired in-place leases included in depreciation and amortization expense was $195,000 and $368,000 for the three months ended June 30, 2017 and 2016, respectively, and $411,000 and $748,000 for the six months ended June 30, 2017 and 2016, respectively. Included in depreciation and amortization expense was franchise affiliation fee amortization of $0 and $0 for the three months ended June 30, 2017 and 2016, respectively, and $0 and $33,000 for the six months ended June 30, 2017 and 2016, respectively. Tax abatement amortization of $138,000 for each of the three months ended June 30, 2017 and 2016, and $276,000 for each of the six months ended June 30, 2017 and 2016 was included in rental and other property operating expenses. The amortization of the acquired below-market ground lease of $35,000 for each of the three months ended June 30, 2017 and 2016, and $70,000 for each of the six months ended June 30, 2017 and 2016 was included in rental and other property operating expenses. The amortization of the acquired below-market leases included in rental and other property income was $219,000 and $631,000 for the three months ended June 30, 2017 and 2016, respectively, and $638,000 and $1,262,000 for the six months ended June 30, 2017 and 2016, respectively.
A schedule of future amortization and accretion of acquisition related intangible assets and liabilities as of June 30, 2017, is as follows:

	Assets		Liabilities
Years Ending December 31,	Acquired In-Place Leases	Acquired Below-Market Ground Lease	Acquired Below-Market Leases
	(in thousands)
2017 (Six months ending December 31, 2017)	$373	$70	$(428)
2018	723	140	(510)
2019	464	140	(200)
2020	207	140	—
2021	207	140	—
Thereafter	626	9,423	—
	$2,600	$10,053	$(1,138)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

6. OTHER ASSETS
Other assets consist of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
SBA 7(a) loans, subject to credit risk	$46,276	$43,623
SBA 7(a) loans, subject to secured borrowings	24,162	29,524
Other assets	18,717	19,123
	$89,155	$92,270
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
At June 30, 2017 and December 31, 2016, 99.5% and 99.7%, respectively, of our loans subject to credit risk were current with the remainder ($236,000 and $249,000, respectively) greater than 29 days delinquent. We classify loans with negative characteristics in substandard categories ranging from special mention to doubtful. At June 30, 2017 and December 31, 2016, $593,000 and $804,000, respectively, of loans subject to credit risk were classified in substandard categories.
At June 30, 2017 and December 31, 2016, our loans subject to credit risk were 95.9% and 94.6%, respectively, concentrated in the hospitality industry.
7. DISCONTINUED OPERATIONS
We had reflected the lending segment, which was acquired on the Acquisition Date as disclosed in Note 1, as held for sale commencing in 2014, based on a plan approved by the Board of Directors to sell the lending segment that, when completed, would have resulted in the deconsolidation of the lending segment, which at that time was focused on small business lending in the hospitality industry. In July 2015, to maximize value, we modified our strategy from a strategy of selling the lending segment as a whole to a strategy of soliciting buyers for components of the business, including our commercial mortgage loans and the SBA 7(a) lending platform. This change in the sale methodology resulted in the need to extend the period to complete the sale of the lending segment beyond one year. In connection with our plan, we expensed transaction costs of $11,000 and $20,000 as incurred during the three and six months ended June 30, 2016, respectively.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

The following is the detail of income from operations of assets held for sale classified as discontinued operations on the consolidated statements of operations for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in thousands)
Revenue—Interest and other income	$2,416	$3,531

Expenses:
Interest expense	588	876
Fees to related party	148	280
General and administrative	12	17
Total expenses	748	1,173
Income from operations of assets held for sale	$1,668	$2,358
During the three months ended June 30, 2017, we sold three of our five multifamily properties to unrelated third parties and we entered into purchase and sale agreements subject to non-refundable deposits, each as a separate transaction with unrelated third parties, for the remaining two multifamily properties, which have been classified as held for sale on our consolidated balance sheet as of June 30, 2017. We expect the closing of these sales to occur during the second half of 2017.
We have assessed the sale of three of our multifamily properties and our agreements to sell two multifamily properties (Note 3) in accordance with ASC 205-20, Discontinued Operations. In our assessment, we considered, among other factors, the materiality of the revenue, net operating income, and total assets of our multifamily segment during the three and six months ended June 30, 2017 and for the years ended December 31, 2016 and 2015. Based on our qualitative and quantitative assessment, we concluded the disposals do not represent a strategic shift that will have a major effect on our operations and financial results and they should not be classified as discontinued operations in our consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

8. DEBT
Information on our debt is as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Mortgage loans with a fixed interest rate of 4.14% per annum, with monthly payments of interest only, and balances totaling $370,300,000 due on July 1, 2026. The loans are nonrecourse. One loan with an outstanding principal balance of $21,700,000 was reclassified to liabilities associated with assets held for sale at June 30, 2017 (Note 3).	$370,300	$392,000
Mortgage loan with a fixed interest rate of 4.50% per annum, with monthly payments of interest only for 10 years, and payments of interest and principal starting in February 2022. The loan has a $42,008,000 balance due on January 5, 2027. The loan is nonrecourse.	46,000	46,000
Mortgage loans with a fixed interest rate of 5.39% per annum, with monthly payments of principal and interest, and balances totaling $35,695,000 due on March 1, 2021. The loans were nonrecourse. The loans were repaid in May and June 2017 in connection with the sale of the properties that were collateral for the loans.	—	39,134
Mortgage loan with a fixed interest rate of 5.18% per annum, with monthly payments of principal and interest, and a balance of $26,232,000 due on June 5, 2021. The loan is nonrecourse. The loan was reclassified to liabilities associated with assets held for sale at June 30, 2017 (Note 3).	—	29,167
Mortgage loan with a fixed interest rate of 6.65% per annum, with monthly payments of principal and interest. The loan had a 25-year amortization schedule with a $21,136,000 balance due on July 15, 2018. The loan was nonrecourse. The loan was repaid in March 2017 in connection with the sale of the property that was collateral for the loan.	—	26,136
	416,300	532,437
Deferred loan costs related to mortgage loans	(1,628)	(2,366)
Premiums and discounts on assumed mortgages, net	—	722
Total Mortgages Payable	414,672	530,793
Secured borrowing principal on SBA 7(a) loans sold for a premium and excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 4.55% and 4.13% at June 30, 2017 and December 31, 2016, respectively.	18,504	23,122
Secured borrowing principal on SBA 7(a) loans sold for excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 2.33% and 1.83% at June 30, 2017 and December 31, 2016, respectively.	4,460	4,777
	22,964	27,899
Unamortized premiums	1,638	2,077
Total Secured Borrowings—Government Guaranteed Loans	24,602	29,976
Unsecured term loan facility	385,000	385,000
Junior subordinated notes with a variable interest rate which resets quarterly based on the 90-day LIBOR plus 3.25%, with quarterly interest only payments. Balance due at maturity on March 30, 2035.	27,070	27,070
Unsecured credit facility	—	—
	412,070	412,070
Deferred loan costs related to unsecured term loan and credit facilities	(2,534)	(2,938)
Discount on junior subordinated notes	(1,977)	(2,015)
Total Other	407,559	407,117
Total Debt	$846,833	$967,886

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

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
Deferred loan costs, which represent legal and third-party fees incurred in connection with our borrowing activities, are capitalized and amortized to interest expense on a straight-line basis over the life of the related loan, approximating the effective interest method. Deferred loan costs of $5,835,000 and $7,122,000 are presented net of accumulated amortization of $1,673,000 and $1,818,000 at June 30, 2017 and December 31, 2016, respectively, and are a reduction to total debt.
In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at (i) the base rate plus 0.20% to 1.00% or (ii) LIBOR plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bore interest at (i) the base rate plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The delayed-draw term loan was also subject to an unused line fee of 0.25%. Proceeds from the unsecured credit facility were used to repay mortgage loans and outstanding balances under our prior unsecured credit facilities, for acquisitions, short-term funding of a Common Stock tender offer in June 2016, short-term funding of a private repurchase of Common Stock in June 2017, and general corporate purposes. In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. A portion of the net proceeds from the loans was used to repay outstanding balances under our unsecured credit facility and the remaining portion was used to repurchase shares of our Common Stock in a private repurchase in September 2016. The June 2017 borrowing used to fund the private share repurchase was repaid using proceeds from subsequent asset sales. The credit facility was set to mature in September 2016 and prior to maturity, we exercised the first of two one year extension options through September 2017 and we permanently reduced the revolving credit commitment under the credit facility to $200,000,000. In August 2017, we exercised the second of two one year extension options through September 2018 and, in connection with such exercise, we will pay an extension fee of $300,000. At June 30, 2017 and December 31, 2016, $0 was outstanding under the credit facility. The unused capacity on the unsecured credit facility, based on covenant restrictions at June 30, 2017 and December 31, 2016, was approximately $89,000,000 and $200,000,000, respectively.
In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $385,000,000. The term loan facility ranks pari passu with CIM Commercial's unsecured credit facility described above; covenants under the term loan facility are substantially the same as those in the unsecured credit facility. Outstanding advances under the term loan facility bear interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio. The unused portion of the term loan facility was also subject to an unused fee of 0.20%. With some exceptions, any prepayment of the term loan facility prior to May 9, 2017 was subject to a prepayment fee up to 2.00% of the outstanding principal amount. The term loan facility matures in May 2022. On November 2, 2015, $385,000,000 was drawn under the term loan facility. At June 30, 2017 and December 31, 2016, $385,000,000 was outstanding under the term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. At June 30, 2017 and December 31, 2016, the variable interest rate on this unsecured term loan facility was 2.65% and 2.22%, respectively. The interest rate of the loan has been effectively converted to a fixed rate of 3.16% until May 8, 2020 through interest rate swaps (Note 13). On August 3, 2017, we repaid $65,000,000 of outstanding borrowings on our unsecured term loan facility. In connection with such pay down, we terminated three interest rate swaps with an aggregate notional value of $65,000,000 (Note 13). Costs incurred to terminate such swaps totaled $38,000, which will be reflected in earnings.
At June 30, 2017 and December 31, 2016, we were in compliance with all of our respective financial covenants under the unsecured credit and term loan facilities.
On March 28, 2017, in connection with the sale of an office property in San Francisco, California, we paid off a mortgage with an outstanding balance of $25,331,000 using proceeds from the sale. Additionally, we paid a prepayment penalty of $1,508,000 in connection with the prepayment of this mortgage (Note 3).

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

On May 30, 2017, in connection with the sale of two multifamily properties, both located in Dallas, Texas, we paid off two mortgages with an aggregate outstanding balance of $15,448,000 using proceeds from the sales. Additionally, we paid aggregate prepayment penalties of $1,901,000 in connection with the prepayment of these mortgages (Note 3).
On June 23, 2017, in connection with the sale of a multifamily property in Dallas, Texas, we paid off a mortgage with an outstanding balance of $23,333,000 using proceeds from the sale. Additionally, we paid a prepayment penalty of $2,812,000 in connection with the prepayment of this mortgage (Note 3).
As of June 30, 2017, two mortgage loans are included in liabilities associated with assets held for sale on our consolidated balance sheet. The first mortgage loan is nonrecourse, is secured by an office property located at 7083 Hollywood Boulevard in Los Angeles, California, and has a balance of $21,700,000 at June 30, 2017 with a fixed interest rate of 4.14% per annum, requiring monthly payments of interest only, with a maturity date of July 1, 2026. The second mortgage loan is nonrecourse, is secured by a multifamily property located at 4200 Scotland Street in Houston, Texas, and has a balance of $28,868,000 at June 30, 2017 with a fixed interest rate of 5.18% per annum, requiring monthly payments of principal and interest, with a maturity date of June 5, 2021 (Note 3).
At June 30, 2017 and December 31, 2016, accrued interest and unused commitment fees payable of $2,765,000 and $3,133,000, respectively, are included in accounts payable and accrued expenses.
Future principal payments on our debt (face value) at June 30, 2017 are as follows:

Years Ending December 31,	Secured Borrowings Principal (1)	Mortgages Payable (2)	Other (3)	Total
	(in thousands)
2017 (Six months ending December 31, 2017)	$605	$—	$—	$605
2018	835	—	—	835
2019	867	—	—	867
2020	902	—	—	902
2021	940	—	—	940
Thereafter	18,815	416,300	412,070	847,185
	$22,964	$416,300	$412,070	$851,334
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

(2)
Excludes the future principal payments for 7083 Hollywood Boulevard and 4200 Scotland Street, which are classified as liabilities associated with assets held for sale on our consolidated balance sheet at June 30, 2017 (Note 3).

(3)	Represents the junior subordinated notes and unsecured term loan facility.
9. STOCK-BASED COMPENSATION PLANS
In April 2015, we granted awards of 2,000 restricted shares of Common Stock to each of the independent members of the Board of Directors (6,000 in aggregate) under the 2015 Equity Incentive Plan, which fully vested in April 2016 based on one year of continuous service. In May 2016, we granted awards of 3,392 restricted shares of Common Stock to each of the independent members of the Board of Directors (10,176 in aggregate) under the 2015 Equity Incentive Plan, which fully vested in May 2017 based on one year of continuous service. In addition, in June 2017, we granted awards of 3,195 restricted shares of Common Stock to each of the independent members of the Board of Directors (9,585 in aggregate) under the 2015 Equity Incentive Plan, which will vest over one year of continuous service. Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period. We recorded compensation expense of $29,000 and $32,000 for the three months ended June 30, 2017 and 2016, respectively, and $77,000 and $59,000 for the six months ended June 30, 2017 and 2016, respectively, related to these restricted shares of Common Stock.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

We issued to two of our executive officers an aggregate of 2,000 restricted shares of Common Stock on May 6, 2014, which were fully vested in May 2016, and an aggregate of 2,000 restricted shares of Common Stock on March 6, 2015, which were fully vested in March 2017. The restricted shares of Common Stock vested based on two years of continuous service with one-third of the shares of Common Stock vesting immediately upon issuance and one-third vesting at the end of each of the next two years from the date of issuance. Compensation expense related to these restricted shares of Common Stock was recognized over the vesting period. We recognized compensation expense of $0 and $1,000 for the three months ended June 30, 2017 and 2016, respectively, and $1,000 and $6,000 for the six months ended June 30, 2017 and 2016, respectively, related to these restricted shares of Common Stock.
As of June 30, 2017, there was $137,000 of total unrecognized compensation expense related to shares of Common Stock which will be recognized over the next year.
10. EARNINGS PER SHARE ("EPS")
The computations of basic EPS are based on our weighted average shares outstanding. The basic weighted average shares of Common Stock outstanding were 78,871,000 and 96,683,000 for the three months ended June 30, 2017 and 2016, respectively, and 81,445,000 and 97,173,000 for the six months ended June 30, 2017 and 2016, respectively. We had no dilutive securities outstanding for each of the three and six months ended June 30, 2017 and 2016. Outstanding shares of Series A Preferred Stock and Warrants were not included in the computation of diluted EPS for the three and six months ended June 30, 2017 because their impact was deemed to be anti-dilutive. No shares of Series A Preferred Stock or Warrants were outstanding during the three and six months ended June 30, 2016.
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.
The following table reconciles the numerator and denominator used in computing our basic and diluted per-share computations for net income available to common stockholders for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$91,372	$(810)	$285,307	$25,483
Net income attributable to noncontrolling interests	(9)	(9)	(14)	(12)
Redeemable preferred stock dividends	(72)	—	(103)	—
Numerator for basic and diluted net income (loss) from continuing operations available to common stockholders	91,291	(819)	285,190	25,471
Net income from discontinued operations	—	1,668	—	2,358
Numerator for basic and diluted net income available to common stockholders	$91,291	$849	$285,190	$27,829
Denominator:
Basic weighted average shares outstanding	78,871	96,683	81,445	97,173
Effect of dilutive securities—contingently issuable shares and stock options	—	—	—	—
Diluted weighted average shares and common stock equivalents outstanding	78,871	96,683	81,445	97,173
Basic and diluted net income (loss) available to common stockholders per share:
Continuing operations	$1.16	$(0.01)	$3.50	$0.26
Discontinued operations	$—	$0.02	$—	$0.02
Net income	$1.16	$0.01	$3.50	$0.29

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

11. REDEEMABLE PREFERRED STOCK
We have an effective registration statement with the Securities and Exchange Commission (“SEC”) with respect to the offer and sale of up to $900,000,000 of units (collectively, the "Units"), with each unit consisting of (i) one share of Series A Preferred Stock, par value $0.001 per share, of the Company (collectively, the "Series A Preferred Stock") with an initial stated value of $25.00 per share ("Stated Value") and (ii) one warrant (collectively, the "Warrants") to purchase 0.25 of a share of Common Stock (Note 12). The registration statement allows us to sell up to a maximum of 36,000,000 Units. Our Series A Preferred Stock ranks senior to our Common Stock with respect to payment of dividends and distributions of amounts upon liquidation, dissolution or winding up. Proceeds and expenses from the sale of the Units are allocated to the Series A Preferred Stock and Warrants using their relative fair values on the date of issuance.
Our Series A Preferred Stock is redeemable at the option of the holder (the "Holder") or CIM Commercial. The redemption schedule of the Series A Preferred Stock allows redemptions at the option of the Holder from the date of original issuance of any given shares of Series A Preferred Stock through the second year at Stated Value, plus accrued and unpaid dividends, subject to the payment of a 13.0% redemption fee. After year two, the redemption fee decreases to 10.0% and after year five there is no redemption fee. Also, CIM Commercial has the right to redeem the Series A Preferred Stock after year five at Stated Value, plus accrued and unpaid dividends. At the Company’s discretion, redemptions will be paid in cash or, on or after the first anniversary of the issuance of such shares of Series A Preferred Stock, an equal value of Common Stock based on the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption. As of June 30, 2017, no shares of Series A Preferred Stock have been redeemed.
As of June 30, 2017, we had issued 308,775 Units and received gross proceeds of $7,720,000 ($7,668,000 of which were allocated to the Series A Preferred Stock in temporary equity and the remaining $52,000 were allocated to the Warrants in permanent equity). In connection with such issuance, costs specifically identifiable to the offering of Units, such as commissions, dealer manager fees and other registration fees, totaled $614,000 ($594,000 of which were allocated to the Series A Preferred Stock in temporary equity and the remaining $20,000 were allocated to the Warrants in permanent equity). In addition, as of June 30, 2017, non issuance specific costs related to this offering totaled $2,795,000. As of June 30, 2017, we have reclassified $24,000 and a de minimis amount from deferred rent receivable and charges to temporary equity and stockholders' equity, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the number of Units issued during the period relative to the maximum number of Units expected to be issued under the offering.
Holders of Series A Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the Stated Value (i.e., the equivalent of $0.34375 per share per quarter). Dividends on each share of Series A Preferred Stock will begin accruing on, and will be cumulative from, the date of issuance. Cash dividends declared on our Series A Preferred Stock for the three and six months ended June 30, 2017 consist of the following:

			Aggregate
Declaration Date	Payment Date	Number of Shares	Dividends Declared
			(in thousands)
June 12, 2017	July 17, 2017	308,775	$72
March 8, 2017	April 17, 2017	144,698	$31

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

12. STOCKHOLDERS' EQUITY
Dividends
Dividends per share of Common Stock declared during the six months ended June 30, 2017 and 2016 consist of the following:

Declaration Date	Payment Date	Type	Dividend Per Common Share
June 12, 2017	June 27, 2017	Special Cash	$1.98000
June 12, 2017	June 27, 2017	Regular Quarterly	$0.12500
April 5, 2017	April 24, 2017	Special Cash	$0.28000
March 8, 2017	March 27, 2017	Regular Quarterly	$0.21875

June 10, 2016	June 28, 2016	Regular Quarterly	$0.21875
March 8, 2016	March 29, 2016	Regular Quarterly	$0.21875
On June 12, 2017, we declared a special cash dividend of $1.98 per share of Common Stock, or $4,271,000 in the aggregate, that was paid on June 27, 2017 to stockholders of record on June 20, 2017. This special cash dividend allowed common stockholders that did not participate in the June 12, 2017 private repurchase to receive the economic benefit of such repurchase. Urban Partners II, LLC ("Urban II"), a fund managed by an affiliate of CIM Group, the Manager and Advisor of CIM Commercial (each as defined in Note 15), and an affiliate of CIM REIT and CIM Urban, waived its right to receive this special cash dividend.
In addition, on April 5, 2017, we declared a special cash dividend of $0.28 per share of Common Stock, or $601,000 in the aggregate, that was paid on April 24, 2017 to stockholders of record on April 17, 2017. This special cash dividend allowed common stockholders that did not participate in the September 14, 2016 private repurchase to receive the economic benefit of such repurchase. Urban II waived its right to receive this special cash dividend.
Share Repurchases
On June 12, 2017, we repurchased, in a privately negotiated transaction, canceled and retired 26,181,818 shares of Common Stock from Urban II. The aggregate purchase price was $576,000,000, or $22.00 per share. We funded the repurchase using available cash from asset sales and short-term borrowings on our unsecured credit facility. As a result of the repurchase, our stockholders' equity was reduced by the amount we paid for the repurchased shares and the related expenses. The Company paid a special cash dividend, as described above, on June 27, 2017 that allowed stockholders that did not participate in the June 12, 2017 private repurchase to receive the economic benefit of such repurchase.
On September 14, 2016, we repurchased, in a privately negotiated transaction, canceled and retired 3,628,116 shares of Common Stock from Urban II. The aggregate purchase price was $79,819,000, or $22.00 per share. We funded the repurchase using proceeds from the six mortgage loans obtained in June 2016. As a result of the repurchase, our stockholders' equity was further reduced by the amount we paid for the repurchased shares and the related expenses. The Company paid a special cash dividend, as described above, on April 24, 2017 that allowed stockholders that did not participate in the September 14, 2016 private repurchase to receive the economic benefit of such repurchase.
In addition, on May 16, 2016, we commenced a cash tender offer to purchase up to 10,000,000 shares of our Common Stock at a price of $21.00 per share. The tender offer expired on June 13, 2016. The tender offer was oversubscribed and, pursuant to the terms of the tender offer, shares of Common Stock were accepted on a pro rata basis. In connection with the tender offer, we repurchased, canceled and retired 10,000,000 shares of our Common Stock for an aggregate purchase price of $210,000,000, excluding fees and expenses related to the tender offer, which were $301,000. Based on the actual total number of shares tendered, Urban II received $208,140,000 of the aggregate purchase price paid. We funded the tender offer using available cash from asset sales and borrowings on our unsecured credit facility. The purchased shares represented approximately 10.24% of our then-outstanding shares of Common Stock. As a result of the repurchase, our stockholders' equity was reduced by the amount we paid for the repurchased shares and the related expenses.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

Warrants
Each Unit consists of (i) one share of Series A Preferred Stock (Note 11) and (ii) one Warrant (Note 11) which allows the holder to purchase 0.25 of a share of Common Stock. The Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. The exercise price of each Warrant is at a 15.0% premium to the per share estimated net asset value of our Common Stock (as most recently published by us at the time of each issuance).
Proceeds and expenses from the sale of the Units are allocated to the Series A Preferred Stock and Warrants using their relative fair values on the date of issuance. As of June 30, 2017, we had issued 308,775 Warrants in connection with our offering of Units and allocated net proceeds of $32,000, after specifically identifiable offering costs and allocated general offering costs, to the Warrants in permanent equity.
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
These swaps hedge the future cash flows of interest payments on our $385,000,000 unsecured term loan facility by fixing the rate until May 8, 2020 at a weighted average rate of 1.563% plus the credit spread, which was 1.60% at June 30, 2017 and December 31, 2016, or an all-in rate of 3.16%.
Credit-Risk-Related Contingent Features
Each of our interest rate swap agreements contains a provision under which we could also be declared in default under such agreements if we default on the term loan facility. As of June 30, 2017 and December 31, 2016, there have been no events of default under our interest rate swap agreements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

Impact of Hedges on AOCI and Consolidated Statements of Operations
The changes in the balance of each component of AOCI related to our interest rate swaps designated as cash flow hedges are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Accumulated other comprehensive income (loss), at beginning of period	$1,043	$(10,444)	$(509)	$(2,519)
Other comprehensive income (loss) before reclassifications	(983)	(3,535)	(189)	(12,568)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	543	1,090	1,301	2,198
Net current period other comprehensive income (loss)	(440)	(2,445)	1,112	(10,370)
Accumulated other comprehensive income (loss), at end of period	$603	$(12,889)	$603	$(12,889)
_______________________________________________________________________________

(1)	The amounts from AOCI are reclassified as an increase to interest expense in the statements of operations.
Future Reclassifications from AOCI
We estimate that $1,108,000 related to our derivatives designated as cash flow hedges will be reclassified out of AOCI as an increase to interest expense during the next twelve months.
On August 3, 2017, we repaid $65,000,000 of outstanding borrowings on our unsecured term loan facility. In connection with such pay down, we terminated three interest rate swaps with an aggregate notional value of $65,000,000. Costs incurred to terminate such swaps totaled $38,000, which will be reflected in earnings. At June 30, 2017, a positive fair value of $101,000 was included in accumulated other comprehensive income on our consolidated balance sheet related to the swaps that we terminated.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

Our derivative financial instruments (Note 13) are measured at fair value on a recurring basis and are presented on our consolidated balance sheets at fair value, on a gross basis, excluding accrued interest. The table below presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets:

	June 30, 2017	December 31, 2016	Level	Balance Sheet Location
	(in thousands)
Assets (Liabilities):
Interest rate swaps	$603	$(509)	2	Other assets (Other liabilities)
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
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on our consolidated balance sheets are as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
	(in thousands)
Assets:
Loans receivable subject to credit risk	$46,276	$46,176	$43,623	$43,621	3
SBA 7(a) loans receivable, subject to secured borrowings	24,162	24,607	29,524	29,976	3
Other loans receivable	1,356	1,297	2,593	2,550	3
Liabilities:
Mortgages payable (1)	414,672	417,912	530,793	516,892	3
Junior subordinated notes	25,093	25,490	25,055	25,173	3
_______________________________________________________________________________

(1)
The June 30, 2017 carrying amount and estimated fair value of mortgages payable excludes two mortgage loans that have been classified as liabilities associated with assets held for sale on our consolidated balance sheet at June 30, 2017 (Notes 3 and 8).

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

The carrying amounts of our secured borrowings and unsecured credit and term loan facilities approximate their fair values, as the interest rates on these securities are variable and approximate current market interest rates.
Loans Receivable Subject to Credit Risk and Other Loans Receivable—Loans receivable were initially recorded at estimated fair value at the Acquisition Date. Loans receivable originated subsequent to the Acquisition Date are recorded at cost upon origination and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions. At June 30, 2017, our assumptions included discount rates ranging from 8.75% to 13.75% and prepayment rates ranging from 5.80% to 20.00%. At December 31, 2016, our assumptions included discount rates ranging from 8.25% to 13.25% and prepayment rates ranging from 5.80% to 20.00%.
SBA 7(a) Loans Receivable, Subject to Secured Borrowings—These loans receivable represent the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans. There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal. In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows taking into consideration the lack of credit risk and using a range of prepayment rates from 6.70% to 20.00% at both June 30, 2017 and December 31, 2016.
Mortgages Payable—The fair values of mortgages payable are estimated based on current interest rates available for debt instruments with similar terms. The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 4.11% to 4.26% and 4.60% to 4.72% at June 30, 2017 and December 31, 2016, respectively.
Junior Subordinated Notes—The fair value of the junior subordinated notes is estimated based on current interest rates available for debt instruments with similar terms. Discounted cash flow analysis is generally used to estimate the fair value of our junior subordinated notes. The rate used was 5.05% and 4.83% at June 30, 2017 and December 31, 2016, respectively.
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
The Advisor earned asset management fees of $6,130,000 and $6,238,000 for the three months ended June 30, 2017 and 2016, respectively, and $12,544,000 and $12,716,000 for the six months ended June 30, 2017 and 2016, respectively. At

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

June 30, 2017 and December 31, 2016, asset management fees of $6,107,000 and $6,448,000, respectively, were due to the Advisor.
CIM Management, Inc. and certain of its affiliates (collectively, the "CIM Management Entities"), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $1,306,000 and $1,405,000 for the three months ended June 30, 2017 and 2016, respectively, and $2,738,000 and $2,815,000 for the six months ended June 30, 2017 and 2016, respectively. CIM Urban also reimbursed the CIM Management Entities $2,556,000 and $2,245,000 during the three months ended June 30, 2017 and 2016, respectively, and $4,686,000 and $4,007,000 during the six months ended June 30, 2017 and 2016, respectively, for the cost of on-site personnel incurred on behalf of CIM Urban, which is included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $210,000 and $688,000 for the three months ended June 30, 2017 and 2016, respectively, and $371,000 and $754,000 for the six months ended June 30, 2017 and 2016, respectively, which were capitalized to deferred charges. In addition, the CIM Management Entities earned construction management fees of $91,000 and $410,000 for the three months ended June 30, 2017 and 2016, respectively, and $275,000 and $668,000 for the six months ended June 30, 2017 and 2016, respectively, which were capitalized to investments in real estate.
At June 30, 2017 and December 31, 2016, fees payable and expense reimbursements due to the CIM Management Entities of $2,450,000 and $2,027,000, respectively, are included in due to related parties. Also included in due from related parties as of June 30, 2017 and December 31, 2016, was $591,000 and $214,000, respectively, due from the CIM Management Entities and related parties.
On the Acquisition Date, pursuant to the terms of the Merger Agreement, CIM Commercial and its subsidiaries entered into the Master Services Agreement (the "Master Services Agreement") with CIM Service Provider, LLC (the "Manager"), an affiliate of CIM Group, pursuant to which the Manager agrees to provide or arrange for other service providers to provide management and administration services to CIM Commercial and its subsidiaries following the Merger. Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the manager of Urban Partners GP, LLC. Under the Master Services Agreement, CIM Commercial pays a base service fee (the "Base Service Fee") to the Manager initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. The Manager earned a Base Service Fee of $265,000 and $271,000 for the three months ended June 30, 2017 and 2016, respectively, and $530,000 and $525,000 for the six months ended June 30, 2017 and 2016, respectively. In addition, pursuant to the terms of the Master Services Agreement, the Manager may receive compensation and/or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. During the six months ended June 30, 2017 and 2016, such services performed by the Manager included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources and corporate communications. The Manager's compensation is based on the salaries and benefits of the employees of the Manager and/or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). We expensed $560,000 and $860,000 for the three months ended June 30, 2017 and 2016, respectively, and $1,622,000 and $1,726,000 for the six months ended June 30, 2017 and 2016, respectively, for such services which are included in asset management and other fees to related parties. At June 30, 2017 and December 31, 2016, $2,234,000 and $1,935,000 was due to the Manager, respectively, for such services.
On January 1, 2015, we entered into a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC ("CIM SBA"), an affiliate of CIM Group and our subsidiary, PMC Commercial Lending, LLC. The Agreement provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing such personnel and resources. For the three months ended June 30, 2017 and 2016, we incurred expenses related to services subject to reimbursement by us under this agreement of $784,000 and $884,000, respectively, which are included in asset management and other fees to related parties for lending segment costs included in continuing operations, $124,000 and $123,000, respectively, for corporate services, which are included in asset management and other fees to related parties, and $0 and $148,000, respectively, which are included in discontinued operations; for the six months ended June 30, 2017 and 2016, we incurred expenses related to such services of $1,628,000 and $1,814,000, respectively, which are included in asset management and other fees to related parties for lending segment costs included in continuing operations, $239,000 and $226,000, respectively, for corporate services, which are included in asset management and other fees to related parties, and $0 and $280,000, respectively, which are included in discontinued operations. In addition, we deferred personnel costs of $110,000 and $70,000 for the three months ended June 30, 2017 and 2016, respectively, and $154,000 and $149,000 for the six months ended June 30, 2017 and 2016, respectively, associated with services provided for originating loans.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

On October 1, 2015, an affiliate of CIM Group entered into a 5-year lease renewal with respect to a property owned by the Company. We recorded rental and other property income related to this tenant of $27,000 for each of the three months ended June 30, 2017 and 2016 and $54,000 for each of the six months ended June 30, 2017 and 2016.
On May 16, 2016, we announced a cash tender offer to purchase up to 10,000,000 shares of our Common Stock at a price of $21.00 per share. In connection with the tender offer, we repurchased, canceled and retired 10,000,000 shares of our Common Stock for an aggregate purchase price of $210,000,000, excluding fees and expenses related to the tender offer, which were $301,000. Based on the actual total number of shares tendered, Urban II received $208,140,000 of the aggregate purchase price paid (Note 12).
In addition, on June 12, 2017, we repurchased, in a privately negotiated transaction, canceled and retired 26,181,818 shares of Common Stock from Urban II. The aggregate purchase price was $576,000,000, or $22.00 per share (Note 12).
16. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments to fund loans were $25,877,000 at June 30, 2017 and are for prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, we have certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. CIM Commercial had a total of $29,971,000 in future obligations under leases to fund tenant improvements and other future construction obligations at June 30, 2017. At June 30, 2017, $12,648,000 was funded to reserve accounts included in restricted cash on our consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreements entered into in June 2016.
Employment Agreements—We have employment agreements with two of our officers. Pursuant to these employment agreements, we issued an aggregate of 76,423 shares of Common Stock under the 2015 Equity Incentive Plan as retention bonuses to these officers in January 2016 (as each executive was not entitled to any disability, death or severance payments on such date). These shares vested immediately. We accrued associated payroll taxes of $444,000 at December 31, 2015, which were paid in January 2016, and recorded no compensation expense during the three and six months ended June 30, 2017 and 2016 related to these retention bonuses. In addition, under certain circumstances, each of these employment agreements currently provides for (1) severance payment equal to the annual base salary paid to the officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual base salary paid to the officers. At June 30, 2017, there was no unrecognized compensation expense related to these awards.
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
In April 2017, the City and County of San Francisco filed suit against certain of our subsidiaries and us claiming past due real property transfer tax relating to a transaction in a prior year totaling, as of June 30, 2017, approximately $11,592,000, including penalties and interest. In June 2017, we filed a demurrer against the City and County of San Francisco. The demurrer was denied in July 2017. We filed a writ to appeal the denial of the demurrer in early August 2017. If the writ is denied, we will need to pay the City and County of San Francisco such asserted tax obligations in order to continue to contest them. Accordingly, we have accrued $11,592,000 related to the asserted tax obligations as of June 30, 2017 and have reflected the related expense in transaction costs in our consolidated statements of operations for the three and six months ended June 30, 2017. Due to the early stage of the suit and the uncertainty and risks inherent in litigation, we cannot determine the amount, if any, of the previously assessed and currently accrued tax obligations, will be recovered through the appeal process. We believe that we have defenses to, and intend to continue to vigorously contest, the asserted tax obligations.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

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
Rent expense under this lease, which includes straight-line rent and amortization of acquired below-market ground lease, was $438,000 for each of the three months ended June 30, 2017 and 2016 and $876,000 for each of the six months ended June 30, 2017 and 2016. We record rent expense on a straight-line basis. Straight-line rent liability of $13,843,000 and $13,289,000 is included in other liabilities in the accompanying consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.
We lease office space in Dallas, Texas under a lease which expires in May 2018. We recorded rent expense of $56,000 and $56,000 for the three months ended June 30, 2017 and 2016, respectively, and $112,000 and $114,000 for the six months ended June 30, 2017 and 2016, respectively.
Scheduled future noncancelable minimum lease payments at June 30, 2017 are as follows:

Years Ending December 31,	(in thousands)
2017 (Six months ending December 31, 2017)	$375
2018	607
2019	503
2020	541
2021	578
Thereafter	127,101
$129,705

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

17. FUTURE MINIMUM LEASE RENTALS
Future minimum rental revenue under long-term operating leases at June 30, 2017, excluding tenant reimbursements of certain costs, are as follows:

Years Ending December 31,	Governmental Tenants (1)	Other Tenants (1)	Total
	(in thousands)
2017 (Six months ending December 31, 2017)	$23,641	$42,985	$66,626
2018	47,795	84,583	132,378
2019	50,079	76,353	126,432
2020	48,002	67,531	115,533
2021	36,307	56,511	92,818
Thereafter	122,999	168,790	291,789
	$328,823	$496,753	$825,576
_______________________________________________________________________________

(1)	Excludes future minimum rental revenue of 7083 Hollywood Boulevard, which is classified as held for sale on our consolidated balance sheet at June 30, 2017 (Note 3).
18. CONCENTRATIONS
Tenant Revenue Concentrations—Rental revenue, excluding tenant reimbursements of certain costs, from the U.S. General Services Administration and other government agencies (collectively, "Governmental Tenants"), which primarily occupy properties located in Washington, D.C., accounted for approximately 21.4% and 19.0% of our rental and other property income for the three months ended June 30, 2017 and 2016, respectively, and 20.4% and 19.5% for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and December 31, 2016, $11,946,000 and $8,339,000, respectively, was due from Governmental Tenants (Note 17).
Geographical Concentrations of Investments in Real Estate—As of June 30, 2017 and December 31, 2016, we owned 17 and 20 office properties, respectively, two and five multifamily properties, respectively, one hotel property, two and three parking garages, respectively, and two development sites, one of which is being used as a parking lot. These properties are located in three and four states, respectively, and Washington, D.C.
Our revenue concentrations from properties are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
California	61.1%	65.1%	62.2%	64.9%
Washington, D.C.	23.7	20.6	22.2	20.9
Texas	8.0	8.1	7.9	8.0
North Carolina	4.9	4.2	5.6	4.2
New York	2.3	2.0	2.1	2.0
	100.0%	100.0%	100.0%	100.0%

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

Our real estate investments concentrations from properties are as follows:

	June 30, 2017	December 31, 2016
California (1)	50.2%	50.8%
Washington, D.C.	39.9	32.3
Texas (1)	5.2	7.7
New York (1)	4.7	3.7
North Carolina	—	5.5
	100.0%	100.0%
_______________________________________________________________________________

(1)	Includes the assets of 7083 Hollywood Boulevard, 4200 Scotland Street, and 47 E 34th Street, all of which are classified as held for sale on our consolidated balance sheet at June 30, 2017 (Note 3).
19. SEGMENT DISCLOSURE
In accordance with ASC Topic 280, Segment Reporting, our reportable segments consist of three types of commercial real estate properties, namely, office, hotel and multifamily, as well as a segment for our lending business that is included in our continuing operations. The lending business that is held for sale for the three and six months ended June 30, 2016 is not included in our reportable segments. Management internally evaluates the operating performance and financial results of the segments based on net operating income. We also have certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to our audited consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC on March 16, 2017.
We evaluate the performance of our real estate segments based on net operating income, which is defined as rental and other property income and expense reimbursements less property related expenses, and excludes non-property income and expenses, interest expense, depreciation and amortization, corporate related general and administrative expenses, gain (loss) on sale of real estate, impairment of real estate, transaction costs, and provision for income taxes. For the lending segment, we define net operating income as interest income net of interest expense and general overhead expenses.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

The net operating income of our segments included in continuing operations for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Office:
Revenues	$43,914	$45,770	$93,007	$91,819
Property expenses:
Operating	17,804	19,930	31,557	38,417
General and administrative	394	91	682	445
Total property expenses	18,198	20,021	32,239	38,862
Segment net operating income—office	25,716	25,749	60,768	52,957
Hotel:
Revenues	10,604	14,496	21,122	29,779
Property expenses:
Operating	6,586	9,431	13,025	19,386
General and administrative	35	306	39	393
Total property expenses	6,621	9,737	13,064	19,779
Segment net operating income—hotel	3,983	4,759	8,058	10,000
Multifamily:
Revenues	4,714	5,172	9,717	10,230
Property expenses:
Operating	2,859	2,938	5,627	5,774
General and administrative	113	97	342	355
Total property expenses	2,972	3,035	5,969	6,129
Segment net operating income—multifamily	1,742	2,137	3,748	4,101
Lending:
Revenues	2,067	2,922	4,402	5,149
Lending expenses:
Interest expense	(55)	(7)	87	182
Fees to related party	784	884	1,628	1,814
General and administrative	310	419	677	598
Total lending expenses	1,039	1,296	2,392	2,594
Segment net operating income—lending	1,028	1,626	2,010	2,555
Total segment net operating income	$32,469	$34,271	$74,584	$69,613

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

A reconciliation of our segment net operating income to net income attributable to the Company for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Total segment net operating income	$32,469	$34,271	$74,584	$69,613
Asset management and other fees to related parties	(7,079)	(7,492)	(14,935)	(15,193)
Interest expense	(9,568)	(7,302)	(19,199)	(13,928)
General and administrative	(795)	(1,218)	(1,586)	(2,282)
Transaction costs	(11,615)	(118)	(11,628)	(267)
Depreciation and amortization	(14,761)	(18,480)	(31,992)	(36,538)
Impairment of real estate	(13,100)	—	(13,100)	—
Gain on sale of real estate	116,283	—	304,017	24,739
Income (loss) from continuing operations before provision for income taxes	91,834	(339)	286,161	26,144
Provision for income taxes	(462)	(471)	(854)	(661)
Net income (loss) from continuing operations	91,372	(810)	285,307	25,483
Discontinued operations:
Income from operations of assets held for sale	—	1,668	—	2,358
Net income from discontinued operations	—	1,668	—	2,358
Net income	91,372	858	285,307	27,841
Net income attributable to noncontrolling interests	(9)	(9)	(14)	(12)
Net income attributable to the Company	$91,363	$849	$285,293	$27,829
The condensed assets for each of the segments as of June 30, 2017 and December 31, 2016, along with capital expenditures and loan originations for the six months ended June 30, 2017 and 2016, are as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Condensed assets:
Office (1)	$1,235,540	$1,568,702
Hotel	110,655	115,955
Multifamily (2)	107,412	170,159
Lending assets	86,307	91,191
Non-segment assets	98,041	76,877
Total assets	$1,637,955	$2,022,884

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and
for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Capital expenditures (3):
Office	$11,973	$18,839
Hotel	74	336
Multifamily	224	241
Total capital expenditures	12,271	19,416
Loan originations	23,875	49,976
Total capital expenditures and loan originations (4)	$36,146	$69,392
_______________________________________________________________________________

(1)	Includes the assets of 7083 Hollywood Boulevard, which are classified as held for sale on our consolidated balance sheet at June 30, 2017 (Note 3).

(2)	Includes the assets of 4200 Scotland Street and 47 E 34th Street, both of which are classified as held for sale on our consolidated balance sheet at June 30, 2017 (Note 3).

(3)	Represents additions and improvements to real estate investments, excluding acquisitions.

(4)	Includes the activity for dispositions through their respective disposition dates.

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
The following discussion of our financial condition at June 30, 2017 and results of operations for the three and six months ended June 30, 2017 and 2016 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. For a more detailed description of the risks affecting our financial condition and results of operations, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.
Executive Summary
Business Overview
CIM Commercial is a Maryland corporation and REIT. Our principal business is to invest in, own, and operate Class A and creative office investments in vibrant and improving urban communities throughout the United States. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, improving demographic trends and a propensity for growth. We believe that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of substantially stabilized assets in the area. We believe that these assets will provide greater returns than similar assets in other markets as a result of the improving demographics, public commitment, and significant private investment that characterize these areas.
Our two primary goals are (a) consistently growing our net asset value ("NAV") and cash flows per share of Common Stock through our principal business and (b) providing liquidity to our common stockholders at prices reflecting our NAV and cash flow prospects. In that regard, in June 2016 we completed a tender offer for 10,000,000 shares of Common Stock at a price of $21.00 per share of Common Stock; in September 2016, we repurchased in a privately negotiated transaction, 3,628,116 shares of our Common Stock at $22.00 per share from Urban II; and in June 2017, we repurchased in a privately negotiated transaction, 26,181,818 shares of our Common Stock at $22.00 per share from Urban II. Additionally, in April 2017, we declared and paid a special cash dividend of $0.28 per share of Common Stock, or $601,000, to the common stockholders that did not participate in the September 2016 private repurchase and, in June 2017, we declared and paid a special cash dividend of $1.98 per share of Common Stock, or $4,271,000, to the common stockholders that did not participate in the June 2017 private repurchase. These special cash dividends allowed such common stockholders that did not participate in the September 2016 and June 2017 private repurchases to receive the economic benefits of such repurchases. In furtherance of our two primary goals, we anticipate additional share repurchases and/or special dividends in the future.
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
Properties
As of June 30, 2017, our real estate portfolio consisted of 20 office properties (including one parking garage and two development sites, one of which is being used as a parking lot) totaling approximately 4.1 million rentable square feet, two multifamily properties comprised of 418 units, and one hotel with 503 rooms.
During the three months ended June 30, 2017, we sold three of our five multifamily properties and we entered into purchase and sale agreements that were subject to nonrefundable deposits for our two remaining multifamily properties and one office property, which are classified as held for sale on our consolidated balance sheet.
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
As a matter of prudent management, we also regularly evaluate each investment within our portfolio as well as our strategies. Such review may result in dispositions when an investment no longer fits our overall objectives or investment strategies or when our view of the market value of such investment is equal to or exceeds its intrinsic value. As a result of such review, we sold an office building in Santa Ana, California in November 2015; a hotel in Oakland, California in February 2016; a hotel in Los Angeles, California in July 2016; an office building in San Francisco, California in March 2017; two multifamily properties in Dallas, Texas in May 2017; an office building in Charlotte, North Carolina in June 2017; an office building and a parking garage in Sacramento, California in June 2017; and a multifamily property in Dallas, Texas in June 2017. In addition, we have entered into three purchase and sale agreements, each as a separate transaction with unrelated third parties, for the sale of an office property in Los Angeles, California; a multifamily property in Houston, Texas; and a multifamily property in New York, New York, which are all classified as held for sale on our consolidated balance sheet as of June 30, 2017. We expect the closings of these sales transactions to occur during the second half of 2017. Such review is likely to result in additional dispositions in 2017 and 2018. We are considering using a substantial portion of the net proceeds of such dispositions to provide liquidity to our common stockholders from time to time in 2017 and 2018 at prices reflecting our NAV and cash flow prospects.
Rental Rate Trends
Office Statistics:    The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods:

	As of June 30,
	2017	2016
Occupancy (1)	86.6%	83.5%
Annualized rent per occupied square foot (1) (2)	$41.04	$36.77
_______________________________________________________________________________

(1)
Three office properties and a parking garage were sold during the first half of 2017 and one property was classified as held for sale as of June 30, 2017 (Note 3). Excluding these properties, the occupancy and annualized rent per occupied square foot were 86.4% and $41.12 as of June 30, 2017 and 86.1% and $39.72 as of June 30, 2016. No office properties were sold in the second half of 2016.

(2)
Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements for the twelve months ended June 30, 2017 and 2016 were approximately $4,899,000 and $3,650,000, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.

Over the next four quarters, we expect to see expiring cash rents as set forth in the table below:

	For the Three Months Ended
	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
Expiring Cash Rents (1):
Expiring square feet (2)	66,969	56,332	91,893	15,789
Expiring rent per square foot (3)	$33.59	$43.99	$34.57	$38.94
_______________________________________________________________________________

(1)	Excludes the expiring square feet and rent related to 7083 Hollywood Boulevard, which is classified as held for sale on our consolidated balance sheet at June 30, 2017.

(2)	All month-to-month tenants occupying a total of 44,293 square feet are included in the expiring leases in the first quarter listed.

(3)
Represents gross monthly base rent, as of June 30, 2017, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

During the three and six months ended June 30, 2017, we executed leases with terms longer than 12 months totaling 111,216 and 193,986 square feet, respectively. The table below sets forth information on certain of our executed leases during the three and six months ended June 30, 2017, excluding space that was vacant for more than one year:

	Number of Leases (1) (2)	Rentable Square Feet (2)	New Cash Rents per Square Foot (2) (3)	Expiring Cash Rents per Square Foot (2) (3)
Three months ended June 30, 2017 (3)	9	27,649	$50.92	$44.36
Six months ended June 30, 2017 (3)	26	101,182	$48.79	$40.72
_______________________________________________________________________________

(1)	Based on the number of tenants.

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
Multifamily Statistics:    The following table sets forth occupancy rates and the monthly rent per occupied unit across our multifamily portfolio for the specified periods:

	As of June 30,
	2017	2016
Occupancy (1)	95.0%	94.8%
Monthly rent per occupied unit (1) (2)	$2,488	$1,914
_______________________________________________________________________________

(1)
Three multifamily properties were sold during the first half of 2017 and the remaining two properties were classified as held for sale on our consolidated balance sheet as of June 30, 2017 (Note 3). Excluding the sold properties, the occupancy and monthly rent per occupied unit as of June 30, 2016 were 93.5% and $2,423, respectively. No multifamily properties were sold in the second half of 2016.

(2)	Represents gross monthly base rent under leases commenced as of the specified period, divided by occupied units. This amount reflects total cash rent before concessions.

Hotel Statistics:    The following table sets forth the occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") for the hotel portfolio for the specified periods:

	For the Six Months Ended June 30,
	2017	2016
Occupancy (1)	84.0%	80.9%
ADR (1)	$165.44	$141.70
RevPAR (1)	$138.97	$114.68
_______________________________________________________________________________

(1)
Occupancy, ADR, and RevPAR includes activity for hotels that were sold in 2016 for our period of ownership only. Excluding the hotel properties that were sold in 2016, occupancy, ADR, and RevPAR for the six months ended June 30, 2016 were 81.5%, $155.46, and $126.65, respectively.

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
Results of Operations
Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016
Net Income

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Total revenues	$61,299	$68,360	$(7,061)	(10.3)%
Total expenses	85,748	68,699	17,049	24.8%
Gain on sale of real estate	116,283	—	116,283	—
Net income from discontinued operations	—	1,668	(1,668)	—
Net income	91,372	858	90,514	—
Net income increased to $91,372,000, or by $90,514,000, for the three months ended June 30, 2017, compared to $858,000 for the three months ended June 30, 2016. The increase is primarily attributable to the gain on sale of real estate of $116,283,000, as well as a decrease of $3,719,000 in depreciation and amortization expense, partially offset by $13,100,000 of impairment of real estate, an increase of $11,497,000 in transaction costs, a decrease of $1,802,000 in net operating income of our operating segments in continuing operations, an increase of $2,266,000 in interest expense and a decrease of $1,668,000 in income from discontinued operations.
Funds from Operations ("FFO")
We believe that FFO is a widely recognized and appropriate measure of the performance of a REIT and that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO represents net income (loss) available to common stockholders, computed in accordance with GAAP, excluding gains (or losses) from sales of real estate, impairment of real estate, and real estate depreciation and amortization. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT").
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
The following table sets forth a reconciliation of net income available to common stockholders to FFO available to common stockholders:

	Three Months Ended June 30,
	2017	2016
	(in thousands)
Net income available to common stockholders	$91,291	$849
Depreciation and amortization	14,761	18,480
Impairment of real estate	13,100	—
Gain on sale of depreciable assets	(116,283)	—
FFO available to common stockholders	$2,869	$19,329
FFO available to common stockholders was $2,869,000 for the three months ended June 30, 2017, a decrease of $16,460,000 compared to $19,329,000 for the three months ended June 30, 2016. The decrease in FFO was primarily attributable to an increase of $11,497,000 in transaction costs, a decrease of $1,802,000 in net operating income of our operating segments in continuing operations, an increase of $2,266,000 in interest expense and a decrease of $1,668,000 in income from discontinued operations.

Summary Segment Results
CIM Commercial operates in four segments: office, hotel, multifamily properties and lending. Set forth and described below are summary segment results for our four segments included in continuing operations.

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenues:
Office	$43,914	$45,770	$(1,856)	(4.1)%
Hotel	10,604	14,496	(3,892)	(26.8)%
Multifamily	4,714	5,172	(458)	(8.9)%
Lending	2,067	2,922	(855)	(29.3)%
Expenses:
Office	18,198	20,021	(1,823)	(9.1)%
Hotel	6,621	9,737	(3,116)	(32.0)%
Multifamily	2,972	3,035	(63)	(2.1)%
Lending	1,039	1,296	(257)	(19.8)%
Revenues
Office Revenue: Office revenue includes rental revenue from office properties, expense reimbursements and lease termination income. Office revenue decreased to $43,914,000, or by (4.1)%, for the three months ended June 30, 2017 compared to $45,770,000 for the three months ended June 30, 2016. The decrease is primarily due to the sale of an office building in San Francisco, California in March 2017, partially offset by increases at certain California and Washington D.C. properties due to increases in both occupancy and rental rates. The sale of an office building in San Francisco, California in March 2017, an office building in Charlotte, North Carolina in June 2017, and an office building and parking garage in Sacramento, California in June 2017 will, and the sale of an office property in Los Angeles, California, which is held for sale at June 30, 2017, and the sale of any additional office properties during 2017, are expected to, cause office revenue to decline materially for the remainder of 2017. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the timing and number of dispositions that occur in 2017.
Hotel Revenue: Hotel revenue decreased to $10,604,000, or by 26.8%, for the three months ended June 30, 2017 compared to $14,496,000 for the three months ended June 30, 2016. The decrease is primarily due to the sale of a hotel property in Los Angeles, California in July 2016, partially offset by revenue increases at the remaining hotel property due to RevPAR growth resulting from increases in rates and occupancy.
Multifamily Revenue: Multifamily revenue decreased to $4,714,000, or by 8.9%, for the three months ended June 30, 2017 compared to $5,172,000 for the three months ended June 30, 2016. The decrease is primarily due to the sale of our three properties located in Dallas, Texas in May and June 2017. The sale of our three multifamily properties in Dallas, Texas, will, and the sale of our remaining two multifamily properties in New York, New York and Houston, Texas, which are held for sale at June 30, 2017, are expected to, cause multifamily revenue to decline materially for the remainder of 2017. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the timing and number of dispositions that occur in 2017.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries included in continuing operations, including interest income on loans and other loan related fee income. Lending revenue decreased to $2,067,000, or by 29.3%, for the three months ended June 30, 2017 compared to $2,922,000 for the three months ended June 30, 2016. The decrease is primarily due to a decrease in premium income from the sale of the guaranteed portion of our SBA 7(a) loans during the three months ended June 30, 2017.
Expenses
Office Expenses: Office expenses decreased to $18,198,000, or by 9.1%, for the three months ended June 30, 2017 compared to $20,021,000 for the three months ended June 30, 2016. The decrease is primarily due to the sale of an office building in San Francisco, California in March 2017 and a decrease in real estate taxes for the three months ended June 30,

2017 at our office building in Charlotte, North Carolina and at certain of our Washington, D.C. properties. The sale of an office building in San Francisco, California in March 2017, an office building in Charlotte, North Carolina in June 2017, and an office building and parking garage in Sacramento, California in June 2017 will, and the sale of an office property in Los Angeles, California, which is held for sale at June 30, 2017, and the sale of any additional office properties during 2017, are expected to, cause office expenses to decline materially for the remainder of 2017. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the timing and number of dispositions that occur in 2017.
Hotel Expenses: Hotel expenses decreased to $6,621,000, or by 32.0%, for the three months ended June 30, 2017 compared to $9,737,000 for the three months ended June 30, 2016. The decrease is primarily due to the sale of a hotel property in Los Angeles, California in July 2016.
Multifamily Expenses: Multifamily expenses decreased to $2,972,000, or by 2.1%, for the three months ended June 30, 2017 compared to $3,035,000 for the three months ended June 30, 2016. The decrease is primarily due to a decrease in in operating expenses at our Houston,Texas property. The sale of our three multifamily properties in Dallas, Texas, will, and the sale of our remaining two multifamily properties in New York, New York and Houston, Texas, which are held for sale at June 30, 2017, are expected to, cause multifamily expenses to decline materially for the remainder of 2017. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the timing and number of dispositions that occur in 2017.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries included in continuing operations, including general and administrative expenses and fees to related party, related to the operation of the lending business. Lending expenses decreased to $1,039,000, or by 19.8%, for the three months ended June 30, 2017 compared to $1,296,000 for the three months ended June 30, 2016, primarily due to a decrease in fees to related party and reductions in general and administrative costs associated with assets acquired in liquidation and professional fees.
Asset Management and Other Fees to Related Parties: Asset management fees totaled $6,130,000 for the three months ended June 30, 2017 compared to $6,238,000 for the three months ended June 30, 2016. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban's investments, which are appraised in the fourth quarter of each year. The lower fees reflect a decrease in the adjusted fair value of CIM Urban's investments due to the sale of a hotel property in February 2016, the sale of a hotel property in July 2016, the sale of an office property in March 2017, the sale of two multifamily properties in May 2017, and the sale of two office properties, a parking garage, and one multifamily property in June 2017, offset by net increases in the fair value of CIM Urban's real estate investments based on the December 31, 2016 appraised values as well as incremental capital expenditures incurred in the first six months of 2017. CIM Commercial also pays a Base Service Fee to the Manager, a related party, which totaled $265,000 for the three months ended June 30, 2017 compared to $271,000 for the three months ended June 30, 2016. In addition, the Manager may receive compensation and/or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the three months ended June 30, 2017 and 2016, we expensed $560,000 and $860,000 for such services, respectively. For the three months ended June 30, 2017 and 2016, we also expensed $124,000 and $123,000, respectively, related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement Agreement. Asset management fees are expected to decline materially for the remainder of 2017 as a result of our completed sales, the disposition of assets held for sale at June 30, 2017, and any additional property sales that may occur during the remainder of 2017.
Interest Expense: Interest expense, which is not allocated to our operating segments, was $9,568,000 for the three months ended June 30, 2017, an increase of $2,266,000 compared to $7,302,000 in the corresponding period in 2016. The increase is primarily due to interest expense on our $392,000,000 mortgage loans entered into in June 2016, partially offset by a decrease in interest expense resulting from the sale of an office building in San Francisco, California in March 2017, and a decrease in interest expense, including the impact of interest rate swaps, and loan fee amortization expense under the unsecured credit and term loan facilities, mainly due to lower average outstanding loan balances under the unsecured credit facility. Our interest expense is expected to decrease for the remainder of 2017 due to interest expense savings resulting from the payoff of a $25,331,000 mortgage in March 2017 in connection with the sale of an office property in San Francisco, California, and the payoff of mortgages with a combined balance of $38,781,000 in May and June 2017, in connection with the sale of three multifamily properties in Dallas, Texas. Additionally, we expect to have interest savings relating to the expected payoff of $50,568,000 in mortgage loans associated with assets held for sale at June 30, 2017, and any other such loans that secure properties that we may sell in 2017. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as usage of our revolving credit facility, the timing of the dispositions of assets held for sale, and whether any other sale of encumbered properties occurs.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $795,000 for the three months ended June 30, 2017, a decrease of $423,000 compared to $1,218,000 in the corresponding period in 2016. The decrease is primarily due to a decrease in legal, other consulting, professional fees, and shareholder services expenses.
Transaction Costs: Transaction costs totaling $11,615,000 for the three months ended June 30, 2017 represent a $11,497,000 increase from $118,000 for the three months ended June 30, 2016, mainly due to an $11,592,000 expense in connection with a suit filed by the City and County of San Francisco claiming past due real property transfer tax relating to a transaction in a prior year (Note 16). The Company believes that it has defenses to, and intends to continue to vigorously contest, the asserted tax obligations.
Depreciation and Amortization Expense: Depreciation and amortization expense was $14,761,000 for the three months ended June 30, 2017, a decrease of $3,719,000 compared to $18,480,000 for the three months ended June 30, 2016. The decrease is primarily due to the sale of an office property in San Francisco, California held for sale starting in mid-February 2017, that was sold in March 2017, the sale of a hotel property in July 2016, the sale of three multifamily properties in Dallas, Texas, which were held for sale in May 2017 and sold in May and June 2017, the sale of two office properties and a parking garage in Sacramento, California and Charlotte, North Carolina, which were held for sale in April 2017 and sold in June 2017, and an office property in Los Angeles, California, which was held for sale in May 2017, partially offset by an increase in the depreciation expense associated with additional capital expenditures. Depreciation expense is expected to decline materially for the remainder of 2017 as a result of our completed sales, the disposition of assets held for sale at June 30, 2017, and any additional property sales that may occur during 2017.
Impairment of Real Estate: Impairment of real estate was $13,100,000 for the three months ended June 30, 2017 and $0 for the three months ended June 30, 2016. In August 2017, we negotiated an agreement with an unrelated third party for the sale of an office property. We determined the book value of this property exceeded its estimated fair value less costs to sell, and as such, an impairment charge of $13,100,000 was recognized as of June 30, 2017. Our determination of fair value was based on negotiations with the third party buyer.
Provision for Income Taxes: Provision for income taxes was $462,000 for the three months ended June 30, 2017, a decrease of $9,000 compared to $471,000 for the three months ended June 30, 2016.
Discontinued Operations
Net Income from Discontinued Operations: Net income from discontinued operations represents revenues and expenses from the part of our lending segment that is included in discontinued operations, including interest income on loans and other loan related fee income, offset by expenses, which include general and administrative expenses, fees to related party, and direct interest expense. Net income from discontinued operations was $0 for the three months ended June 30, 2017, a decrease of $1,668,000 compared to $1,668,000 for the three months ended June 30, 2016. The decrease is due to the sale of our commercial real estate lending subsidiary in December 2016.
Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016
Net Income

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Total revenues	$128,248	$136,977	$(8,729)	(6.4)%
Total expenses	146,104	135,572	10,532	7.8%
Gain on sale of real estate	304,017	24,739	279,278	—
Net income from discontinued operations	—	2,358	(2,358)	—
Net income	285,307	27,841	257,466	—
Net income increased to $285,307,000, or by $257,466,000, for the six months ended June 30, 2017, compared to $27,841,000 for the six months ended June 30, 2016. The increase is primarily attributable to an increase in the gain on sale of real estate of $279,278,000, as well as an increase of $4,971,000 in net operating income of our operating segments in continuing operations and a decrease of $4,546,000 in depreciation and amortization expense, partially offset by $13,100,000 of impairment of real estate, an increase of $11,361,000 in transaction costs, an increase of $5,271,000 in interest expense and a decrease of $2,358,000 in income from discontinued operations.

Funds from Operations ("FFO")
We believe that FFO is a widely recognized and appropriate measure of the performance of a REIT and that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO represents net income (loss) available to common stockholders, computed in accordance with GAAP, excluding gains (or losses) from sales of real estate, impairment of real estate, and real estate depreciation and amortization. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT").
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
The following table sets forth a reconciliation of net income available to common stockholders to FFO available to common stockholders:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net income available to common stockholders	$285,190	$27,829
Depreciation and amortization	31,992	36,538
Impairment of real estate	13,100	—
Gain on sale of depreciable assets	(304,017)	(24,739)
FFO available to common stockholders	$26,265	$39,628
FFO available to common stockholders was $26,265,000 for the six months ended June 30, 2017, a decrease of $13,363,000 compared to $39,628,000 for the six months ended June 30, 2016. The decrease in FFO was primarily attributable to an increase of $11,361,000 in transaction costs, an increase of $5,271,000 in interest expense, and a decrease of $2,358,000 in income from discontinued operations, partially offset by an increase of $4,971,000 in net operating income of our operating segments in continuing operations.

Summary Segment Results
CIM Commercial operates in four segments: office, hotel, multifamily properties and lending. Set forth and described below are summary segment results for our four segments included in continuing operations.

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenues:
Office	$93,007	$91,819	$1,188	1.3%
Hotel	21,122	29,779	(8,657)	(29.1)%
Multifamily	9,717	10,230	(513)	(5.0)%
Lending	4,402	5,149	(747)	(14.5)%
Expenses:
Office	32,239	38,862	(6,623)	(17.0)%
Hotel	13,064	19,779	(6,715)	(34.0)%
Multifamily	5,969	6,129	(160)	(2.6)%
Lending	2,392	2,594	(202)	(7.8)%
Revenues
Office Revenue: Office revenue includes rental revenue from office properties, expense reimbursements and lease termination income. Office revenue increased to $93,007,000, or by 1.3%, for the six months ended June 30, 2017 compared to $91,819,000 for the six months ended June 30, 2016. The increase is primarily due to increases at our North Carolina property sold in June 2017, and at certain of our California and Washington D.C. properties due to increases in both occupancy and rental rates, partially offset by a decrease due to the sale of an office building in San Francisco, California in March 2017, and a decrease at one of our Washington D.C. properties due to expiration of a lease with a large tenant in January 2016. Additionally, the sale of an office building in San Francisco, California in March 2017, an office building in Charlotte, North Carolina in June 2017, and an office building and parking garage in Sacramento, California in June 2017 will, and the sale of an office property in Los Angeles, California, which is held for sale at June 30, 2017, and the sale of any additional office properties during 2017, are expected to, cause office revenue to decline materially for the remainder of 2017. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the timing and number of dispositions that occur in 2017.
Hotel Revenue: Hotel revenue decreased to $21,122,000, or by 29.1%, for the six months ended June 30, 2017 compared to $29,779,000 for the six months ended June 30, 2016. The decrease is primarily due to the sale of two hotel properties in February and July 2016, partially offset by revenue increases at the remaining hotel property due to RevPAR growth resulting from increases in rates and occupancy.
Multifamily Revenue: Multifamily revenue decreased to $9,717,000, or by 5.0%, for the six months ended June 30, 2017 compared to $10,230,000 for the six months ended June 30, 2016. The decrease is primarily due to the sale of our three properties located in Dallas, Texas in May and June 2017, and a decrease at our Houston, Texas property as a result of decreased annualized rents. The sale of our three multifamily properties in Dallas, Texas, will, and the sale of our remaining two multifamily properties in New York, New York and Houston, Texas, which are held for sale at June 30, 2017, are expected to, cause multifamily revenue to decline materially for the remainder of 2017. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the timing and number of dispositions that occur in 2017.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries included in continuing operations, including interest income on loans and other loan related fee income. Lending revenue decreased to $4,402,000, or by 14.5%, for the six months ended June 30, 2017 compared to $5,149,000 for the six months ended June 30, 2016. The decrease is primarily due to a decrease in premium income from the sale of the guaranteed portion of our SBA 7(a) loans, and lower revenue as a result of recognition of accretion for discounts related to decreased prepayments on our loans, partially offset by a break-up fee related to a potential loan that was received during the six months ended June 30, 2017.

Expenses
Office Expenses: Office expenses decreased to $32,239,000, or by 17.0%, for the six months ended June 30, 2017 compared to $38,862,000 for the six months ended June 30, 2016. The decrease is primarily due to reduced real estate taxes for the six months ended June 30, 2017 due to the transfer of the right to collect supplemental real estate tax reimbursements related to an office building in San Francisco, California in March 2017, the sale of the same office building in San Francisco, California in March 2017, a decrease in real estate taxes for the six months ended June 30, 2017 at our office building in Charlotte, North Carolina, and at certain Washington D.C. properties, partially offset by an increase in real estate taxes at one of our Washington D.C. properties, as the prior comparable period included a tax refund that reduced expenses. The sale of an office building in San Francisco, California in March 2017, an office building in Charlotte, North Carolina in June 2017, and an office building and parking garage in Sacramento, California in June 2017 will, and the sale of an office property in Los Angeles, California, which is held for sale at June 30, 2017, and the sale of any additional office properties during 2017, are expected to, cause office expenses to decline materially for the remainder of 2017. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the timing and number of dispositions that occur in 2017.
Hotel Expenses: Hotel expenses decreased to $13,064,000, or by 34.0%, for the six months ended June 30, 2017 compared to $19,779,000 for the six months ended June 30, 2016. The decrease is primarily due to the sale of two hotel properties in February and July 2016.
Multifamily Expenses: Multifamily expenses decreased to $5,969,000, or by 2.6%, for the six months ended June 30, 2017 compared to $6,129,000 for the six months ended June 30, 2016. The decrease is primarily due to a decrease in real estate taxes at our properties in Houston, Texas and New York, New York. The sale of our three multifamily properties in Dallas, Texas, will, and the sale of our remaining two multifamily properties in New York, New York and Houston, Texas, which are held for sale at June 30, 2017, are expected to, cause multifamily expenses to decline materially for the remainder of 2017. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the timing and number of dispositions that occur in 2017.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries included in continuing operations, including general and administrative expenses and fees to related party, related to the operation of the lending business. Lending expenses decreased to $2,392,000, or by 7.8%, for the six months ended June 30, 2017 compared to $2,594,000 for the six months ended June 30, 2016, primarily due to a decrease in interest expense as a result of secured borrowing prepayments and amortization of related deferred premiums, a decrease in fees to related party and reductions in general and administrative costs associated with assets acquired in liquidation and professional fees, partially offset by the recognition of a provision for loan losses during the six months ended June 30, 2017 compared to a recovery of loan losses during the six months ended June 30, 2016.
Asset Management and Other Fees to Related Parties: Asset management fees totaled $12,544,000 for the six months ended June 30, 2017 compared to $12,716,000 for the six months ended June 30, 2016. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban's investments, which are appraised in the fourth quarter of each year. The lower fees reflect a decrease in the adjusted fair value of CIM Urban's investments due to the sale of a hotel property in February 2016, the sale of a hotel property in July 2016, the sale of an office property in March 2017, the sale of two multifamily properties in May 2017, and the sale of two office properties, a parking garage, and one multifamily property in June 2017, offset by net increases in the fair value of CIM Urban's real estate investments based on the December 31, 2016 appraised values as well as incremental capital expenditures incurred in the first six months of 2017. CIM Commercial also pays a Base Service Fee to the Manager, a related party, which totaled $530,000 for the six months ended June 30, 2017 compared to $525,000 for the six months ended June 30, 2016. In addition, the Manager may receive compensation and/or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the six months ended June 30, 2017 and 2016, we expensed $1,622,000 and $1,726,000 for such services, respectively. For the six months ended June 30, 2017 and 2016, we also expensed $239,000 and $226,000, respectively, related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement Agreement. Asset management fees are expected to decline materially for the remainder of 2017 as a result of our completed sales, the disposition of assets held for sale at June 30, 2017, and any additional property sales, that may occur during the remainder of 2017.
Interest Expense: Interest expense, which is not allocated to our operating segments, was $19,199,000 for the six months ended June 30, 2017, an increase of $5,271,000 compared to $13,928,000 in the corresponding period in 2016. The increase is primarily due to interest expense on our $392,000,000 mortgage loans entered into in June 2016, partially offset by a decrease in interest expense resulting from the sale of an office building in San Francisco, California in March 2017, and a decrease in interest expense, including the impact of interest rate swaps, and loan fee amortization expense under the unsecured credit and term loan facilities, mainly due to lower average outstanding loan balances under the unsecured credit facility. Our interest expense is expected to decrease for the remainder of 2017 due to the payoff of a $25,331,000 mortgage in March 2017 in connection with the sale of an office property in San Francisco, California and payoff of mortgages with a combined balance of $38,781,000 in May and June 2017, in connection with the sale of our three multifamily properties in Dallas, Texas. Additionally, we expect to have interest savings relating to the expected payoff of $50,568,000 in mortgage loans associated with assets held for sale at June 30, 2017, and any other such loans that secure properties that we may sell in 2017. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as usage of our revolving credit facility, the timing of the dispositions of assets held for sale, and whether any other sale of encumbered properties occurs.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $1,586,000 for the six months ended June 30, 2017, a decrease of $696,000 compared to $2,282,000 in the corresponding period in 2016. The decrease is primarily due to a decrease in legal, other consulting, professional fees, and shareholder services expenses.
Transaction Costs: Transaction costs totaling $11,628,000 for the six months ended June 30, 2017 represent a $11,361,000 increase from $267,000 for the six months ended June 30, 2016, mainly due to an $11,592,000 expense in connection with a suit filed by the City and County of San Francisco claiming past due real property transfer tax relating to a transaction in a prior year (Note 16). The Company believes that it has defenses to, and intends to continue to vigorously contest, the asserted tax obligations.
Depreciation and Amortization Expense: Depreciation and amortization expense was $31,992,000 for the six months ended June 30, 2017, a decrease of $4,546,000 compared to $36,538,000 for the six months ended June 30, 2016. The decrease is primarily due to the sale of an office property in San Francisco, California held for sale starting in mid-February 2017, that was sold in March 2017, the sale of a hotel property in July 2016, the sale of three multifamily properties in Dallas, Texas, which were held for sale in May 2017 and sold in May and June 2017, the sale of two office properties and a parking garage in Sacramento, California and Charlotte, North Carolina, which were held for sale in April 2017 and sold in June 2017, and an office property in Los Angeles, California, which was held for sale in May 2017, partially offset by an increase in the depreciation expense associated with additional capital expenditures. Depreciation expense is expected to decline materially for the remainder of 2017 as a result of our completed sales, the disposition of assets held for sale at June 30, 2017, and any additional property sales that may occur during 2017.
Impairment of Real Estate: Impairment of real estate was $13,100,000 for the six months ended June 30, 2017 and $0 for the six months ended June 30, 2016. In August 2017, we negotiated an agreement with an unrelated third party for the sale of an office property. We determined the book value of this property exceeded its estimated fair value less costs to sell, and as such, an impairment charge of $13,100,000 was recognized as of June 30, 2017. Our determination of fair value was based on negotiations with the third party buyer.
Provision for Income Taxes: Provision for income taxes was $854,000 for the six months ended June 30, 2017, an increase of $193,000 compared to $661,000 for the six months ended June 30, 2016, due to an increase in taxable income at our taxable REIT subsidiaries.
Discontinued Operations
Net Income from Discontinued Operations: Net income from discontinued operations represents revenues and expenses from the part of our lending segment that is included in discontinued operations, including interest income on loans and other loan related fee income, offset by expenses, which include general and administrative expenses, fees to related party, and direct interest expense. Net income from discontinued operations was $0 for the six months ended June 30, 2017, a decrease of $2,358,000 compared to $2,358,000 for the six months ended June 30, 2016. The decrease is due to the sale of our commercial real estate lending subsidiary in December 2016.
Liquidity and Capital Resources
Sources and Uses of Funds
In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at (i) the base rate plus 0.20% to 1.00% or (ii) LIBOR plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bore interest at (i) the base rate plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The delayed-draw term loan was also subject to an unused line fee of 0.25%. Proceeds from the unsecured credit facility were used to repay mortgage loans and outstanding balances under our prior unsecured credit facilities, for acquisitions, short-term funding of a Common Stock tender offer in June 2016, short-term funding of a private repurchase of Common Stock in June 2017, and general corporate purposes. In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. A portion of the net proceeds from the loans was used to repay outstanding balances under our unsecured credit facility and the remaining portion was used to repurchase shares of our Common Stock in a private repurchase in September 2016. The June 2017 borrowing used to fund the private share repurchase was repaid using proceeds from subsequent asset sales. The credit facility was set to mature in September 2016 and prior to maturity, we exercised the first of two one-year extension options through September 2017 and we permanently reduced the revolving credit commitment under the credit facility to $200,000,000. In August 2017, we exercised the second of two one year extension options through September 2018 and, in connection with such exercise, we will pay an extension fee of $300,000. At August 4, 2017, June 30, 2017 and December 31, 2016, $0 was outstanding under the credit facility. The unused capacity on the unsecured credit facility based on covenant restrictions at August 4, 2017, June 30, 2017 and December 31, 2016, was approximately $154,000,000, $89,000,000, and $200,000,000, respectively.
In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $385,000,000. The term loan facility ranks pari passu with CIM Commercial's unsecured credit facility described above; covenants under the term loan facility are substantially the same as those in the unsecured credit facility. Outstanding advances under the term loan facility bear interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio. The unused portion of the term loan facility was also subject to an unused fee of 0.20%. With some exceptions, any prepayment of the term loan facility prior to May 9, 2017 was subject to a prepayment fee up to 2.00% of the outstanding principal amount. The term loan facility matures in May 2022. On November 2, 2015, $385,000,000 was drawn under the term loan facility. At August 4, 2017, $320,000,000 was outstanding under the unsecured term loan facility and, at June 30, 2017 and December 31, 2016, $385,000,000 was outstanding under the term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. At June 30, 2017 and December 31, 2016, the variable interest rate on this unsecured term loan facility was 2.65% and 2.22%, respectively. The interest rate of the loan has been effectively converted to a fixed rate of 3.16% until May 8, 2020 through interest rate swaps (Note 13). On August 3, 2017, we repaid $65,000,000 of outstanding borrowings on our unsecured term loan facility. In connection with such pay down, we terminated three interest rate swaps with an aggregate notional value of $65,000,000 (Note 13). Costs incurred to terminate such swaps totaled $38,000, which will be reflected in earnings.
At June 30, 2017 and December 31, 2016, we were in compliance with all of our respective financial covenants under the unsecured credit and term loan facilities.
On March 28, 2017, in connection with the sale of an office property in San Francisco, California, we paid off a mortgage with an outstanding balance of $25,331,000 using proceeds from the sale. Additionally, we paid a prepayment penalty of $1,508,000 in connection with the prepayment of this mortgage.
On May 30, 2017, in connection with the sale of two multifamily properties, both located in Dallas, Texas, we paid off two mortgages with an aggregate outstanding balance of $15,448,000 using proceeds from the sales. Additionally, we paid aggregate prepayment penalties of $1,901,000 in connection with the prepayment of these mortgages.
On June 23, 2017, in connection with the sale of a multifamily property in Dallas, Texas, we paid off a mortgage with an outstanding balance of $23,333,000 using proceeds from the sale. Additionally, we paid a prepayment penalty of $2,812,000 in connection with the prepayment of this mortgage.
We have an effective registration statement with the SEC with respect to the offer and sale of up to $900,000,000 of Units, with each Unit consisting of (i) one share of Series A Preferred Stock, par value $0.001 per share, with an initial Stated Value of $25.00 per share and (ii) one Warrant to purchase 0.25 of a share of Common Stock. The registration statement allows us to sell up to a maximum of 36,000,000 Units. Holders of our Series A Preferred Stock are entitled to receive, if, as and when declared by the Board of Directors, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the Stated Value. The exercise price of each Warrant will be at a 15.0% premium to the per share estimated NAV of our Common Stock (as most recently published by us at the time of each issuance). As of June 30, 2017, we had issued 308,775 Units and collected net proceeds of $7,082,000 after commissions, fees and allocated costs. As of June 30, 2017, no shares of Series A Preferred Stock have been redeemed.
We will likely finance our future activities through one or more of the following methods: (i) offerings of shares of Common Stock, preferred stock, senior unsecured securities, and/or other equity and debt securities; (ii) credit facilities and term loans; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing investments as collateral; (iv) the sale of existing investments; and/or (v) cash flows from operations. We expect to employ leverage levels that are comparable to those of other commercial REITs engaged in business strategies similar to our own.

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
Available Borrowings, Cash Balances and Capital Resources
We have typically financed our capital needs through investor equity commitments, long-term secured mortgages, term loans, and unsecured short-term credit facilities. As of June 30, 2017 and December 31, 2016, we had total indebtedness, exclusive of debt included in liabilities associated with assets held for sale, of $846,833,000 and $967,886,000, respectively. As of June 30, 2017 and December 31, 2016, $385,000,000 of borrowings under credit and term loan facilities were included in total indebtedness. Based on covenant restrictions as of June 30, 2017 and December 31, 2016, these facilities had total unused capacity of approximately $89,000,000 and $200,000,000, respectively. As of August 4, 2017, $320,000,000 ($0 under the revolver and $320,000,000 under the term loan) was outstanding under the credit and term loan facilities, and, based on covenant restrictions, approximately $154,000,000 was available for future borrowings.
Cash Flow Analysis
Our cash and cash equivalents, inclusive of cash associated with assets held for sale, totaled $131,910,000 and $144,449,000 at June 30, 2017 and December 31, 2016, respectively. Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, and the collectability of rent and recoveries from our tenants. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities totaled $21,760,000 for the six months ended June 30, 2017 compared to $33,558,000 for the six months ended June 30, 2016. The decrease was mainly due to a decrease of $18,355,000 in net income adjusted for gain on sale of real estate, depreciation and amortization expense, impairment of real estate, and transfer of the right to collect supplemental real estate tax reimbursements at an office property in San Francisco, California that we sold in March 2017, a decrease of $4,842,000 in proceeds from the sale of guaranteed loans, and a decrease of $1,461,000 in other operating activity, partially offset by an increase of $5,623,000 resulting from a lower level of working capital used compared to the prior period, a $4,199,000 decrease in loans funded, and a $3,052,000 increase in principal collected on loans subject to secured borrowings.
Our cash flows from investing activities are primarily related to property investments and sales, expenditures for development and redevelopment projects, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash provided by investing activities for the six months ended June 30, 2017 was $637,968,000 compared to net cash used in investing activities of $52,960,000 in the corresponding period in 2016. The increase was primarily due to an increase of $600,104,000 in cash generated from the sale of real estate during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, an increase in the change in restricted cash of $82,359,000 primarily related to the anticipated Section 1031 Exchange in connection with the sale of a hotel property in February 2016, and reserves funded during the six months ended June 30, 2017 in connection with our six mortgage loans entered into in June 2016, a decrease in loans funded of $21,902,000, and a decrease in additions to investments in real estate of $8,206,000, partially offset by a decrease of $20,668,000 in principal collected on loans.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash used in financing activities for the six months ended June 30, 2017 was $672,267,000 compared to $51,917,000 in the corresponding period in 2016. The primary reason for the increase in usage of proceeds from financing activities was our repurchase of $576,000,000 of Common Stock during the six months ended June 30, 2017 compared to $210,060,000 during the six months ended June 30, 2016. We had net debt payments, inclusive of secured borrowings of the lending business, of $70,504,000 for the six months ended June 30, 2017, mainly due to the prepayment of mortgages in connection with the sale of real estate, compared to net borrowings of $200,161,000 for the six months ended June 30, 2016. Dividends of $30,532,000 for the six months ended June 30, 2017 were sourced from net cash provided by operating activities of $21,760,000 and the remainder from our cash on hand at the beginning of the period of $144,449,000, while dividends of $40,544,000 for the six months ended June 30, 2016 were sourced from net cash provided by operating activities of $33,558,000 and the remainder from our cash on hand at the beginning of the period of $139,101,000. Proceeds from the issuance of our Units consisting of Series A Preferred Stock and associated Warrants were $5,672,000, while cash used for the payment of deferred stock offering costs totaled $862,000 for the six months ended June 30, 2017. Deferred loan costs of $1,076,000 were paid during the six months ended June 30, 2016 primarily related to the $392,000,000 of mortgage loans we entered into in June 2016.
Contractual Obligations, Commitments and Contingencies
During the six months ended June 30, 2017, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
At June 30, 2017, we did not have any off-balance sheet arrangements.
Recently Issued Accounting Pronouncements
Our recently issued accounting pronouncements are described in Note 2 to the consolidated financial statements included in this Form 10-Q.
Dividends
Holders of Series A Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the Stated Value (i.e., the equivalent of $0.34375 per share per quarter). Dividends on each share of Series A Preferred Stock will begin accruing on, and will be cumulative from, the date of issuance. Dividends will be payable on the 15th day of the month, or if such day is not a business day, on the first business day thereafter, following the quarter for which the dividend was declared. We expect to pay dividends on our Series A Preferred Stock quarterly, unless our results of operations, our general financing conditions, general economic conditions, applicable provisions of Maryland General Corporation Law ("MGCL") or other factors make it imprudent to do so. The timing and amount of such dividends will be determined by our Board of Directors, in its sole discretion, and may vary from time to time. Cash dividends declared on our Series A Preferred Stock for the six months ended June 30, 2017 consist of the following:

			Aggregate
Declaration Date	Payment Date	Number of Shares	Dividends Declared
			(in thousands)
June 12, 2017	July 17, 2017	308,775	$72
March 8, 2017	April 17, 2017	144,698	$31
Holders of our Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by us. In determining our dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in net asset value and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. Dividends per share of Common Stock declared during the six months ended June 30, 2017 consist of the following:

Declaration Date	Payment Date	Type (1)	Dividend Per Common Share
June 12, 2017	June 27, 2017	Special Cash	$1.98000
June 12, 2017	June 27, 2017	Regular Quarterly	$0.12500
April 5, 2017	April 24, 2017	Special Cash	$0.28000
March 8, 2017	March 27, 2017	Regular Quarterly	$0.21875
_______________________________________________________________________________

(1)	Urban II, an affiliate of CIM REIT and CIM Urban, waived its right to receive the April 24, 2017 and June 27, 2017 special cash dividends.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 4.11% to 4.26% at June 30, 2017 and 4.60% to 4.72% at December 31, 2016. Mortgages payable, exclusive of debt included in liabilities associated with assets held for sale, with book values of $414,672,000 and $530,793,000 as of June 30, 2017 and December 31, 2016, respectively, have fair values of approximately $417,912,000 and $516,892,000, respectively.
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. At June 30, 2017 and December 31, 2016 (excluding premiums, discounts, and debt issuance costs, including debt included in liabilities associated with assets held for sale, and before the impact related to the interest rate swaps), $466,868,000 (or 51.8%) and $532,437,000 (or 54.8%) of our debt, respectively, was fixed rate mortgage loans, and $435,034,000 (or 48.2%) and $439,969,000 (or 45.2%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding at June 30, 2017 and December 31, 2016, and before the impact of the interest rate swaps, a 12.5 basis point change in LIBOR would result in an annual impact to our earnings of approximately $544,000 and $550,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt or the impact of interest rate swaps.
In order to manage financing costs and interest rate exposure related to our $385,000,000 unsecured term loan facility, on August 13, 2015, we entered into interest rate swap agreements with multiple counterparties. These swap agreements became effective on November 2, 2015. These interest rate swaps effectively convert the interest rate on the term loan facility into a fixed weighted average rate of 1.563% plus the credit spread, which was 1.60% at June 30, 2017 and December 31, 2016, or an all-in rate of 3.16% until May 8, 2020. On August 3, 2017, we repaid $65,000,000 of outstanding borrowings on our unsecured term loan facility. In connection with such pay down, we terminated three interest rate swaps with an aggregate notional value of $65,000,000. Our use of these derivative instruments to hedge exposure to changes in interest rates exposes us to credit risk from the potential inability of our counterparties to perform under the terms of the agreements. We attempt to minimize this credit risk by contracting with what we believe to be high-quality financial counterparties. For a description of our derivative contracts, see Note 13 to our consolidated financial statements included in this Report.

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of June 30, 2017, our Principal Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and includes controls and procedures designed to ensure the information required to be disclosed by the Company in such reports is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On June 12, 2017, we repurchased, in a privately negotiated transaction, canceled and retired 26,181,818 shares of Common Stock from Urban II.
The following table summarizes the purchases of our Common Stock during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2017 to April 30, 2017	—	$—	—	$—
May 1, 2017 to May 31, 2017	—	—	—	—
June 1, 2017 to June 30, 2017	26,181,818	22.00	—	—
Total	26,181,818	$22.00	—

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

CIM COMMERCIAL TRUST CORPORATION
Dated: August 9, 2017	By:	/s/ CHARLES E. GARNER II Charles E. Garner II Chief Executive Officer

Dated: August 9, 2017	By:	/s/ DAVID THOMPSON David Thompson Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description
*31.1	Section 302 Officer Certification—Chief Executive Officer
*31.2	Section 302 Officer Certification—Chief Financial Officer
*32.1	Section 906 Officer Certification—Chief Executive Officer
*32.2	Section 906 Officer Certification—Chief Financial Officer
*101	Interactive data files pursuant to Rule 405 of Regulation S-T
_______________________________________________________________________________
* Filed herewith.