Form 10-Q
period 2018-03-31
CIM Commercial Trust Corp
filed 2018-05-10
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
As of May 4, 2018, the Registrant had outstanding 43,795,073 shares of common stock, par value $0.001 per share.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

PART I
Financial Information

Item 1.
Financial Statements

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Investments in real estate, net	$1,085,165	$957,725
Cash and cash equivalents	39,883	129,310
Restricted cash	30,311	27,008
Loans receivable, net	70,691	81,056
Accounts receivable, net	10,689	13,627
Deferred rent receivable and charges, net	86,001	84,748
Other intangible assets, net	12,569	6,381
Other assets	22,675	36,533
TOTAL ASSETS	$1,357,984	$1,336,388
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$641,257	$630,852
Accounts payable and accrued expenses	28,715	26,394
Intangible liabilities, net	4,349	1,070
Due to related parties	9,640	8,814
Other liabilities	14,610	14,629
Total liabilities	698,571	681,759
COMMITMENTS AND CONTINGENCIES (Note 15)
REDEEMABLE PREFERRED STOCK: Series A, $0.001 par value; 36,000,000 shares authorized; 1,533,088 and 1,531,408 shares issued and outstanding, respectively, at March 31, 2018 and 1,225,734 and 1,224,712 shares issued and outstanding, respectively, at December 31, 2017; liquidation preference of $25.00 per share, subject to adjustment	34,928	27,924
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 36,000,000 shares authorized; 144,698 and 143,433 shares issued and outstanding, respectively, at March 31, 2018 and 61,435 and 60,592 shares issued and outstanding, respectively, at December 31, 2017; liquidation preference of $25.00 per share, subject to adjustment	3,568	1,508
Series L cumulative redeemable preferred stock, $0.001 par value; 9,000,000 shares authorized; 8,080,740 shares issued and outstanding at March 31, 2018 and December 31, 2017; liquidation preference of $28.37 per share, subject to adjustment	229,251	229,251
Common stock, $0.001 par value; 900,000,000 shares authorized; 43,784,939 shares issued and outstanding at March 31, 2018 and December 31, 2017	44	44
Additional paid-in capital	792,512	792,631
Accumulated other comprehensive income	2,814	1,631
Distributions in excess of earnings	(404,598)	(399,250)
Total stockholders' equity	623,591	625,815
Noncontrolling interests	894	890
Total equity	624,485	626,705
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$1,357,984	$1,336,388
           The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
REVENUES:
Rental and other property income	$33,797	$51,059
Hotel income	9,689	9,750
Expense reimbursements	1,609	3,030
Interest and other income	3,303	3,110
	48,398	66,949
EXPENSES:
Rental and other property operating	18,020	22,960
Asset management and other fees to related parties	6,211	8,700
Interest	6,633	9,773
General and administrative	3,376	1,679
Transaction costs	—	13
Depreciation and amortization	13,148	17,231
	47,388	60,356
Gain on sale of real estate (Note 3)	—	187,734
INCOME BEFORE PROVISION FOR INCOME TAXES	1,010	194,327
Provision for income taxes	388	392
NET INCOME	622	193,935
Net income attributable to noncontrolling interests	(4)	(5)
NET INCOME ATTRIBUTABLE TO THE COMPANY	618	193,930
Redeemable preferred stock dividends accumulated (Note 10)	(3,152)	—
Redeemable preferred stock dividends declared (Note 10)	(493)	(31)
Redeemable preferred stock redemptions (Note 10)	1	—
NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(3,026)	$193,899
NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$(0.07)	$2.31
Diluted	$(0.07)	$2.31
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	43,785	84,048
Diluted	43,785	84,048
   The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
NET INCOME	$622	$193,935
Other comprehensive income: cash flow hedges	1,183	1,552
COMPREHENSIVE INCOME	1,805	195,487
Comprehensive income attributable to noncontrolling interests	(4)	(5)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$1,801	$195,482
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share data)

	Three Months Ended March 31, 2018
	Common Stock		Preferred Stock
			Series A		Series L
	Shares	Par Value	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Earnings	Non-controlling Interests	Total Equity
	(Unaudited)
Balances, December 31, 2017	43,784,939	$44	60,592	$1,508	8,080,740	$229,251	$792,631	$1,631	$(399,250)	$890	$626,705
Stock-based compensation expense	—	—	—	—	—	—	38	—	—	—	38
Common dividends ($0.125 per share)	—	—	—	—	—	—	—	—	(5,473)	—	(5,473)
Issuance of Series A Preferred Warrants	—	—	—	—	—	—	17	—	—	—	17
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	—	—	—	(493)	—	(493)
Reclassification of Series A Preferred Stock to permanent equity	—	—	82,841	2,060	—	—	(175)	—	—	—	1,885
Redemption of Series A Preferred Stock	—	—	—	—	—	—	1	—	—	—	1
Other comprehensive income	—	—	—	—	—	—	—	1,183	—	—	1,183
Net income	—	—	—	—	—	—	—	—	618	4	622
Balances, March 31, 2018	43,784,939	$44	143,433	$3,568	8,080,740	$229,251	$792,512	$2,814	$(404,598)	$894	$624,485

	Three Months Ended March 31, 2017
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Non-controlling Interests	Total Equity
	(Unaudited)
Balances, December 31, 2016	84,048,081	$84	$1,566,073	$(509)	$(599,971)	$912	$966,589
Stock-based compensation expense	—	—	49	—	—	—	49
Common dividends ($0.21875 per share)	—	—	—	—	(18,386)	—	(18,386)
Issuance of Series A Preferred Warrants	—	—	4	—	—	—	4
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	(31)	—	(31)
Other comprehensive income	—	—	—	1,552	—	—	1,552
Net income	—	—	—	—	193,930	5	193,935
Balances, March 31, 2017	84,048,081	$84	$1,566,126	$1,043	$(424,458)	$917	$1,143,712
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$622	$193,935
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent and amortization of intangible assets, liabilities and lease inducements	(1,388)	(2,379)
Depreciation and amortization	13,148	17,231
Transfer of right to collect supplemental real estate tax reimbursements	—	(5,097)
Gain on sale of real estate	—	(187,734)
Straight-line rent, below-market ground lease and amortization of intangible assets	(11)	441
Amortization of deferred loan costs	176	308
Amortization of premiums and discounts on debt	(34)	(160)
Unrealized premium adjustment	891	395
Amortization and accretion on loans receivable, net	(99)	67
Bad debt expense	109	65
Deferred income taxes	58	183
Stock-based compensation	38	49
Loans funded, held for sale to secondary market	(8,731)	(6,303)
Proceeds from sale of guaranteed loans	17,113	9,336
Principal collected on loans subject to secured borrowings	510	1,554
Other operating activity	(193)	(106)
Changes in operating assets and liabilities:
Accounts receivable and interest receivable	2,834	261
Other assets	(5,115)	(3,510)
Accounts payable and accrued expenses	(1,998)	(4,986)
Deferred leasing costs	(1,040)	(910)
Other liabilities	(8)	1,022
Due to related parties	826	(99)
Net cash provided by operating activities	17,708	13,563
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(4,119)	(3,305)
Acquisition of real estate	(112,048)	—
Proceeds from sale of real estate, net	—	289,939
Loans funded	(2,910)	(2,101)
Principal collected on loans	3,679	2,153
Other investing activity	49	56
Net cash (used in) provided by investing activities	(115,349)	286,742

(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgages payable	(510)	(26,477)
Proceeds from revolving credit facility	10,000	—
Payment of principal on secured borrowings	—	(1,554)
Proceeds from secured borrowings	773	—
Payment of deferred preferred stock offering costs	(404)	(261)
Payment of deferred loan costs	—	(4)
Payment of common dividends	(5,473)	(18,386)
Payment of special cash dividends	(1,575)	—
Payment of borrowing costs	—	(6)
Net proceeds from issuance of Series A Preferred Warrants	17	4
Net proceeds from issuance of Series A Preferred Stock	8,975	1,900
Payment of preferred stock dividends	(249)	(9)
Redemption of Series A Preferred Stock	(37)	—
Net cash provided by (used in) financing activities	11,517	(44,793)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(86,124)	255,512
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	156,318	176,609
End of period	$70,194	$432,121
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$39,883	$404,346
Restricted cash	30,311	27,775
Total cash and cash equivalents and restricted cash	$70,194	$432,121
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$6,603	$9,718
Federal income taxes paid	$—	$—
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additions to investments in real estate included in accounts payable and accrued expenses	$14,096	$8,203
Net increase in fair value of derivatives applied to other comprehensive income	$1,183	$1,552
Additions to deferred costs included in accounts payable and accrued expenses	$837	$342
Accrual of dividends payable to preferred stockholders	$493	$31
Preferred stock offering costs offset against redeemable preferred stock in temporary equity	$61	$5
Reclassification of Series A Preferred Stock from temporary equity to permanent equity	$1,885	$—
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

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
Our common stock, $0.001 par value per share ("Common Stock"), is currently traded on the Nasdaq Global Market ("Nasdaq") and on the Tel Aviv Stock Exchange (the "TASE"), in each case under the ticker symbol "CMCT." Our Series L Preferred Stock (as defined in Note 10), $0.001 par value per share, is currently traded on Nasdaq and on the TASE, in each case under the ticker symbol "CMCTP." We have authorized for issuance 900,000,000 shares of common stock and 100,000,000 shares of preferred stock ("Preferred Stock").
CIM Commercial has qualified and intends to continue to qualify as a REIT, as defined in the Internal Revenue Code of 1986, as amended.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
For more information regarding our significant accounting policies and estimates, please refer to "Basis of Presentation and Summary of Significant Accounting Policies" contained in Note 2 to our consolidated financial statements for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 12, 2018.
Interim Financial Information—The accompanying interim consolidated financial statements of CIM Commercial have been prepared by our management in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Our accompanying interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 12, 2018.
Principles of Consolidation—The consolidated financial statements include the accounts of CIM Commercial and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

Investments in Real Estate—Real estate acquisitions are recorded at cost as of the acquisition date. Costs related to the acquisition of properties are expensed as incurred for acquisitions that occurred prior to October 1, 2017. For acquisitions occurring on or after October 1, 2017, we will conduct an analysis to determine if the acquisition constitutes a business combination or an asset purchase. If the acquisition constitutes a business combination, then the transaction costs will be expensed as incurred, and if the acquisition constitutes an asset purchase, then the transaction costs will be capitalized. Investments in real estate are stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and improvements	15 - 40 years
Furniture, fixtures, and equipment	3 - 5 years
Tenant improvements	Shorter of the useful lives or the terms of the related leases
Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Ordinary repairs and maintenance are expensed as incurred.
Investments in real estate are evaluated for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two of the impairment testing under GAAP is based on either the income approach with market discount rate, terminal capitalization rate and rental rate assumptions being most critical, or on the sales comparison approach to similar properties. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. We recognized no impairment of long-lived assets during each of the three months ended March 31, 2018 and 2017.
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
Revenue Recognition—We use a five-step model to recognize revenue for contracts with customers. The five-step model requires that we (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligation.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

Revenue from leasing activities
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as an incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease.
Reimbursements from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes, insurance, and other recoverable costs, are recognized as revenue in the period the expenses are incurred. Tenant reimbursements are recognized and presented on a gross basis when we are primarily responsible for fulfilling the promise to provide the specified good or service and control that specified good or service before it is transferred to the tenant.
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
Revenue from lending activities
Interest income included in interest and other income is comprised of interest earned on loans and our short-term investments and the accretion of net loan origination fees and discounts. Interest income on loans is accrued as earned with the accrual of interest suspended when the related loan becomes a Non-Accrual Loan (as defined below).
Revenue from hotel activities
Hotel revenue is recognized upon establishment of a contract with a customer. At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. Various performance obligations of hotel revenues can be categorized as follows:

•	cancellable and noncancelable room revenues from reservations and

•	ancillary services including facility usage and food or beverage.
Cancellable reservations represent a single performance obligation of providing lodging services at the hotel. The Company satisfies its performance obligation and recognizes revenues associated with these reservations over time as services are rendered to the customer. The Company satisfies its performance obligation and recognizes revenues associated with noncancelable reservations at the earlier of (i) the date on which the customer cancels the reservation or (ii) over time as services are rendered to the customer.
Ancillary services include facilities usage and providing food and beverage. The Company satisfies its performance obligation and recognizes revenues associated with these services at a point in time as the good or service is delivered to the customer.
At inception of these contracts with customers for hotel revenues, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

Amounts recognized for hotel revenues were $9,689,000 and $9,750,000 for the three months ended March 31, 2018 and March 31, 2017, respectively. Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 18:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Hotel properties
Hotel income	$9,689	$9,750
Rental and other property income	763	752
Interest and other income	39	16
Hotel revenues	$10,491	$10,518
Tenant recoveries outside of the lease agreements
Tenant recoveries outside of the lease agreements are related to construction projects in which our tenants have agreed to fully reimburse us for all costs related to construction. At inception of the contract with the customer, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate. While these individual services are distinct, in the context of the arrangement with the customer, all of these services are bundled together and represent a single package of construction services requested by the customer. The Company satisfies its performance obligation and recognizes revenues associated with these services over time as the construction is completed.
Amounts recognized for tenant recoveries outside of the lease agreements were $3,000 and $4,000 for the three months ended March 31, 2018 and March 31, 2017, respectively, and are included in expense reimbursements on the consolidated statements of operations. As of March 31, 2018, there were no remaining performance obligations associated with tenant recoveries outside of the lease agreements.
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
At the Acquisition Date, the carrying value of our loans was adjusted to estimated fair market value and acquisition discounts of $33,907,000 were recorded, which are being accreted to interest and other income using the effective interest method. We sold substantially all of our commercial mortgage loans with unamortized acquisition discounts of $15,951,000 to an unrelated third party in December 2015. Acquisition discounts of $1,206,000 remained as of March 31, 2018, which have not yet been accreted to income.
A loan receivable is generally classified as non-accrual (a "Non-Accrual Loan") if (i) it is past due as to payment of principal or interest for a period of 60 days or more, (ii) any portion of the loan is classified as doubtful or is charged-off or (iii) the repayment in full of the principal and/or interest is in doubt. Generally, loans are charged-off when management determines that we will be unable to collect any remaining amounts due under the loan agreement, either through liquidation of collateral or other means. Interest income, included in interest and other income, on a Non-Accrual Loan is recognized on either the cash basis or the cost recovery basis.
On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers' business models and future operations in accordance with Accounting Standards Codification ("ASC") 450-20, Contingencies—Loss Contingencies, and ASC 310-10, Receivables. For the three months ended March 31, 2018 and 2017, we recorded a net impairment of $0 and $12,000 on our loans receivable, respectively. We establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, we establish the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.
Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred leasing costs, deferred offering costs (Note 10) and other deferred costs. Deferred rent receivable is $53,597,000 and $52,619,000 at March 31, 2018 and December 31, 2017, respectively. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs of $49,253,000 and $52,414,000 are presented net of accumulated amortization of $21,163,000 and $23,807,000 at March 31, 2018 and December 31, 2017, respectively. Deferred offering costs represent direct costs incurred in connection with our offering of Series A Preferred Units (as defined in Note 10), excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other registration fees. For a specific issuance of Series A Preferred Units, associated offering costs are reclassified as a reduction of proceeds raised on the issuance date. Offering costs incurred but not directly related to a specifically identifiable closing are deferred. Deferred offering costs are first allocated to each issuance on a pro-rata basis equal to the ratio of Series A Preferred Units issued in an issuance to the maximum number of Series A Preferred Units that are expected to be issued. Then, the deferred offering costs allocated to such issuance are further allocated to the Series A Preferred Stock (as defined in Note 10) and Series A Preferred Warrants (as defined in Note 10) issued in such issuance based on the relative fair value of the instruments on the date of issuance. The deferred offering costs allocated to the Series A Preferred Stock and Series A Preferred Warrants are reductions to temporary equity and permanent equity, respectively. Deferred offering costs of $3,826,000 and $3,401,000 related to our offering of Series A Preferred Units are included in deferred rent receivable and charges at March 31, 2018 and December 31, 2017, respectively. Other deferred costs are $488,000 and $121,000 at March 31, 2018 and December 31, 2017, respectively.
Redeemable Preferred Stock—Beginning on the date of original issuance of any given shares of Series A Preferred Stock (Note 10), the holder of such shares has the right to require the Company to redeem such shares at a redemption price of 100% of the Series A Preferred Stock Stated Value (as defined in Note 10), plus accrued and unpaid dividends, subject to the payment of a redemption fee until the fifth anniversary of such issuance. From and after the fifth anniversary of the date of the original issuance, the holder will have the right to require the Company to redeem such shares at a redemption price of 100% of the Series A Preferred Stock Stated Value, plus accrued and unpaid dividends, without a redemption fee, and the Company will have the right (but not the obligation) to redeem such shares at 100% of the Series A Preferred Stock Stated Value, plus accrued and unpaid dividends. The applicable redemption price payable upon redemption of any Series A Preferred Stock is payable in cash or, on or after the first anniversary of the issuance of such shares of Series A Preferred Stock to be redeemed, in the Company's sole discretion, in cash or in equal value through the issuance of shares of Common Stock, based on the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption. Since a holder of Series A Preferred Stock has the right to request redemption of such shares and redemptions prior to the first anniversary are to be paid in cash, we have recorded the activity related to our Series A Preferred Stock in temporary equity. We recorded the activity related to our Series A Preferred Warrants (Note 10) in permanent equity. On the first anniversary of the date of original issuance of a particular share of Series A Preferred Stock, we reclassify such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. Proceeds and expenses from the sale of the Series A Preferred Units are allocated to the Series A Preferred Stock and the Series A Preferred Warrants using their relative fair values on the date of issuance.
Our Series L Preferred Stock (as defined in Note 10) is redeemable at the option of the holder or CIM Commercial. From and after the fifth anniversary of the date of original issuance of the Series L Preferred Stock, each holder will have the right to require the Company to redeem, and the Company will also have the option to redeem (subject to certain conditions), such shares of Series L Preferred Stock at a redemption price equal to the Series L Preferred Stock Stated Value (as defined in Note 10), plus, provided certain conditions are met, all accrued and unpaid distributions. Notwithstanding the foregoing, a holder of shares of our Series L Preferred Stock may require us to redeem such shares at any time prior to the fifth anniversary of the date of original issuance of the Series L Preferred Stock if (1) we do not declare and pay in full the distributions on the Series L Preferred Stock for any annual period prior to such fifth anniversary (provided that the first distribution on the Series L Preferred Stock is payable in January 2019) or (2) we do not declare and pay all accrued and unpaid distributions on the Series L Preferred Stock for all past dividend periods prior to the applicable holder redemption date. The applicable redemption price payable upon redemption of any Series L Preferred Stock will be made, in the Company's sole discretion, in the form of (A)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

cash in Israeli new shekels ("ILS") at the then-current currency exchange rate determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, (B) in equal value through the issuance of shares of Common Stock, with the value of such Common Stock to be deemed the lower of (i) our NAV per share of our Common Stock as most recently published by the Company as of the effective date of redemption and (ii) the volume-weighted average price of our Common Stock, determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, or (C) in a combination of cash in ILS and our Common Stock, based on the conversion mechanisms set forth in (A) and (B), respectively. We recorded the activity related to our Series L Preferred Stock in permanent equity.
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
Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported net income or cash flows, other than the adoption of Accounting Standards Update ("ASU") 2016-18 (as defined below) on January 1, 2018, which requires the inclusion of restricted cash in our consolidated statements of cash flows.
Assets Held for Sale and Discontinued Operations—In the ordinary course of business, we may periodically enter into agreements relating to dispositions of our assets. Some of these agreements are non-binding because either they do not obligate either party to pursue any transactions until the execution of a definitive agreement or they provide the potential buyer with the ability to terminate without penalty or forfeiture of any material deposit, subject to certain specified contingencies, such as completion of due diligence at the discretion of such buyer. We do not classify assets that are subject to such non-binding agreements as held for sale.
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
We sold all of our multifamily properties during the year ended December 31, 2017. We assessed the sale of these properties in accordance with ASC 205-20, Discontinued Operations. In our assessment, we considered, among other factors, the materiality of the revenue, net operating income, and total assets of our multifamily segment. Based on our qualitative and quantitative assessment, we concluded the disposals did not represent a strategic shift that will have a major effect on our operations and financial results and therefore should not be classified as discontinued operations on our consolidated financial statements.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

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
Recently Issued Accounting Pronouncements—In January 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is designed to improve the recognition and measurement of financial instruments through targeted changes to existing GAAP. The ASU requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available-for-sale debt securities in combination with other deferred tax assets. In addition, the ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. For public business entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. The adoption of this ASU did not have a material impact on our consolidated financial statements.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. The Company adopted ASU 2016-15 on January 1, 2018 and such adoption did not have a material impact on our consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"), which requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. The Company adopted ASU 2016-18 on January 1, 2018. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on the Company's consolidated statements of cash flows. The inclusion of restricted cash resulted in a decrease to net cash provided by investing activities of $4,385,000 for the three months ended March 31, 2017.
In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes certain technical corrections and improvements to ASU 2014-09, Revenue from Contracts with Customers (Topic 606). In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provided further clarification on the recognition of gains and losses from the transfer of nonfinancial assets in contracts with noncustomers provided for under ASU 2014-09. This revenue recognition standard became effective for the Company on January 1, 2018. The standard allows the use of a full retrospective or modified retrospective approach to adopt this ASU. The full retrospective approach requires entities to recast their revenues for all periods presented to conform with the new revenue recognition guidance. Revenues that are restated for periods before January 1, 2016 will be reflected as an adjustment to retained earnings as of January 1, 2016. Under the modified retrospective approach, an entity can apply the standard to all contracts existing as of January 1, 2018, or only to uncompleted contracts existing as of January 1, 2018. Any differences in current and new revenue recognition guidance would be reflected as an adjustment to retained earnings as of January 1, 2018 under this approach. Under both approaches, additional disclosures may be required depending on the significance of the revenues impacted. The Company has elected to use the modified retrospective approach for all uncompleted contracts as of January 1, 2018.
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
For all contracts within the scope of this new revenue recognition standard, which include hotel revenues, sales of real estate, and tenant recoveries outside the lease agreements, the Company determined that there were no differences in the recognition of timing and amount under the current and new guidance. Therefore, the adoption of this standard effective January 1, 2018 did not result in an adjustment to our retained earnings on January 1, 2018. Additionally, a majority of the Company's revenues are primarily concentrated in rental income from leases which are outside of the scope of the new revenue recognition standard. The Company adopted this guidance on January 1, 2018 and such adoption did not have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which clarifies the scope of modification accounting. Under the guidance, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions, and classification as an equity or liability instrument remain the same immediately before and after the change. For public entities, the ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. The Company adopted ASU 2017-09 on January 1, 2018 and such adoption did not have a material impact on our consolidated financial statements.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

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
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which addresses the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain tax effects of the Tax Cuts and Jobs Act (the “2017 Act”), which was signed into law on December 22, 2017. The guidance requires that the impact of the new tax laws take effect on the enactment date but provides relief to registrants under certain scenarios. The Company has evaluated the guidance and determined that the effects of the 2017 Act do not have a material impact on our consolidated financial statements.

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
2018 Transactions—On January 18, 2018, we acquired a 100% fee-simple interest in an office property known as 9460 Wilshire Boulevard from an unrelated third-party. The property has approximately 68,866 square feet of office space and 22,884 square feet of retail space and is located in Beverly Hills, California. The acquisition was funded with proceeds from our Series L Preferred Stock offering, and the acquired property is reported as part of the office segment (Note 18). We performed an analysis and, based on our analysis, determined this acquisition was an asset purchase and not a business combination. As such, transaction costs were capitalized as incurred in connection with this acquisition.

Property	Asset Type	Date of Acquisition	Square Feet	Purchase Price (1)
				(in thousands)
9460 Wilshire Boulevard, Beverly Hills, CA	Office	January 18, 2018	91,750	$132,000

(1)
In December 2017, at the time we entered into the purchase and sale agreement, we made a $20,000,000 non-refundable deposit to an escrow account that is included in other assets on our consolidated balance sheet at December 31, 2017. Transaction costs that were capitalized in connection with the acquisition of this property totaled $48,000, which are not included in the purchase price above.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

The results of operations of the property we acquired during the three months ended March 31, 2018 have been included in the consolidated statement of operations from the date of acquisition. The purchase price of the acquisition completed during the three months ended March 31, 2018 was individually less than 10% of total assets as of the most recent annual consolidated financial statements filed at or prior to the date of acquisition. The fair value of the net assets acquired for the aforementioned acquisition during the three months ended March 31, 2018 are as follows:

(in thousands)
Land	$52,199
Land improvements	756
Buildings and improvements	74,522
Tenant improvements	1,451
Acquired in-place leases (1)	7,003
Acquired above-market leases (1)	109
Acquired below-market leases (1)	(3,992)
Net assets acquired	$132,048

(1)	Acquired in-place leases, above-market leases, and below market leases have weighted average amortization periods of 3 years, 2 years, and 3 years, respectively.
There were no dispositions during the three months ended March 31, 2018.
2017 Transactions—There were no acquisitions during the three months ended March 31, 2017.
We sold a 100% fee-simple interest in the following property to an unrelated third-party. Transaction costs related to these sales were expensed as incurred.

Property	Asset Type	Date of Sale	Square Feet	Sales Price	Transaction Costs		Gain on Sale
				(in thousands)
211 Main Street, San Francisco, CA	Office	March 28, 2017	417,266	$292,882	$2,943	(1)	$187,734

(1)	Includes a prepayment penalty incurred in connection with the prepayment of the mortgage on the property in the amount of $1,508,000 (Note 7).

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

The results of operations of the property we sold have been included in the consolidated statement of operations through the property's disposition date. The following is the detail of the carrying amounts of assets and liabilities at the time of the sale of the property that occurred during the three months ended March 31, 2017:

(in thousands)
Assets
Investments in real estate, net	$93,747
Deferred rent receivable and charges, net	10,822
Other intangible assets, net	32
Total assets	$104,601
Liabilities
Debt, net (1)	$25,996
Intangible liabilities, net	1,731
Total liabilities	$27,727

(1)	Net of $665,000 of premium on assumed mortgage.

4. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Land	$273,984	$221,785
Land improvements	18,501	17,745
Buildings and improvements	922,404	847,849
Furniture, fixtures, and equipment	3,225	3,363
Tenant improvements	133,362	128,876
Work in progress	14,606	9,162
Investments in real estate	1,366,082	1,228,780
Accumulated depreciation	(280,917)	(271,055)
Net investments in real estate	$1,085,165	$957,725
We recorded depreciation expense of $10,679,000 and $14,684,000 for the three months ended March 31, 2018 and 2017, respectively.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

5. LOANS RECEIVABLE
Loans receivable consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
SBA 7(a) loans, subject to credit risk	$48,443	$58,298
SBA 7(a) loans, subject to secured borrowings	21,881	21,664
Commercial mortgage loans	—	424
Loans receivable	70,324	80,386
Deferred capitalized costs	835	1,132
Loan loss reserves	(468)	(462)
Loans receivable, net	$70,691	$81,056
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
At March 31, 2018 and December 31, 2017, 100.0% of our loans subject to credit risk were current. We classify loans with negative characteristics in substandard categories ranging from special mention to doubtful. At March 31, 2018 and December 31, 2017, $470,000 and $388,000, respectively, of loans subject to credit risk were classified in substandard categories.
At March 31, 2018 and December 31, 2017, our loans subject to credit risk were 96.8% and 97.3%, respectively, concentrated in the hospitality industry.

6. OTHER INTANGIBLE ASSETS
A schedule of our intangible assets and liabilities and related accumulated amortization and accretion as of March 31, 2018 and December 31, 2017 is as follows:

	Assets			Liabilities
March 31, 2018	Acquired Above-Market Leases	Acquired In-Place Leases	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$146	$18,090	$2,957	$(6,711)
Accumulated amortization	(12)	(8,612)	—	2,362
	$134	$9,478	$2,957	$(4,349)
Average useful life (in years)	3	7	Indefinite	4

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

	Assets			Liabilities
December 31, 2017	Acquired Above-Market Leases	Acquired In-Place Leases	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$37	$11,087	$2,957	$(2,902)
Accumulated amortization	—	(7,700)	—	1,832
	$37	$3,387	$2,957	$(1,070)
Average useful life (in years)	7	9	Indefinite	5
The amortization of the acquired above-market leases which decreased rental and other property income was $12,000 and $3,000 for the three months ended March 31, 2018 and 2017, respectively. The amortization of the acquired in-place leases included in depreciation and amortization expense was $912,000 and $216,000 for the three months ended March 31, 2018 and 2017, respectively. Tax abatement amortization included in rental and other property operating expenses was $0 and $138,000 for the three months ended March 31, 2018 and 2017, respectively. The amortization of the acquired below-market ground lease included in rental and other property operating expenses was $0 and $35,000 for the three months ended March 31, 2018 and 2017, respectively. The amortization of the acquired below-market leases included in rental and other property income was $713,000 and $419,000 for the three months ended March 31, 2018 and 2017, respectively.
A schedule of future amortization and accretion of acquisition related intangible assets and liabilities as of March 31, 2018, is as follows:

	Assets		Liabilities
Years Ending December 31,	Acquired Above-Market Leases	Acquired In-Place Leases	Acquired Below-Market Leases
	(in thousands)
2018 (Nine months ending December 31, 2018)	$39	$2,779	$(1,477)
2019	54	3,222	(1,540)
2020	18	1,535	(751)
2021	5	798	(347)
2022	5	562	(234)
Thereafter	13	582	—
	$134	$9,478	$(4,349)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

7. DEBT
Information on our debt is as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Mortgage loans with a fixed interest rate of 4.14% per annum, with monthly payments of interest only, and balances totaling $370,300,000 due on July 1, 2026. The loans are nonrecourse.	$370,300	$370,300
Mortgage loan with a fixed interest rate of 4.50% per annum, with monthly payments of interest only for 10 years, and payments of interest and principal starting in February 2022. The loan has a $42,008,000 balance due on January 5, 2027. The loan is nonrecourse.	46,000	46,000
	416,300	416,300
Deferred loan costs related to mortgage loans	(1,494)	(1,540)
Total Mortgages Payable	414,806	414,760
Secured borrowing principal on SBA 7(a) loans sold for a premium and excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 5.10% and 4.85% at March 31, 2018 and December 31, 2017, respectively.	16,347	16,812
Secured borrowing principal on SBA 7(a) loans sold for excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 2.82% and 2.60% at March 31, 2018 and December 31, 2017, respectively.	4,607	3,879
	20,954	20,691
Unamortized premiums	1,412	1,466
Total Secured Borrowings—Government Guaranteed Loans	22,366	22,157
Unsecured term loan facility	170,000	170,000
Junior subordinated notes with a variable interest rate which resets quarterly based on the 90-day LIBOR (as defined below) plus 3.25%, with quarterly interest only payments. Balance due at maturity on March 30, 2035.	27,070	27,070
Unsecured credit facility	10,000	—
	207,070	197,070
Deferred loan costs related to unsecured term loan and credit facilities	(1,068)	(1,198)
Discount on junior subordinated notes	(1,917)	(1,937)
Total Other	204,085	193,935
Total Debt	$641,257	$630,852
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
Deferred loan costs, which represent legal and third-party fees incurred in connection with our borrowing activities, are capitalized and amortized to interest expense on a straight-line basis over the life of the related loan, approximating the effective interest method. Deferred loan costs of $3,843,000 and $3,843,000 are presented net of accumulated amortization of $1,281,000 and $1,105,000 at March 31, 2018 and December 31, 2017, respectively, and are a reduction to total debt.
In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at (i) the base rate plus 0.20% to 1.00% or (ii) the London Interbank Offered Rate ("LIBOR") plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bore interest at (i) the base rate plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

leverage ratio. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The delayed-draw term loan was also subject to an unused line fee of 0.25%. Proceeds from the unsecured credit facility were used to repay mortgage loans and outstanding balances under our prior unsecured credit facilities, for acquisitions, short-term funding of a Common Stock tender offer in June 2016, short-term funding of a private repurchase of Common Stock in June 2017, and general corporate purposes. In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. A portion of the net proceeds from the loans was used to repay outstanding balances under our unsecured credit facility and the remaining portion was used to repurchase shares of our Common Stock in a private repurchase in September 2016. The June 2017 borrowing used to fund the private share repurchase was repaid using proceeds from subsequent asset sales. The credit facility was set to mature in September 2016 and, prior to maturity, we exercised the first of two one year extension options through September 2017 and we permanently reduced the revolving credit commitment under the credit facility to $200,000,000. In August 2017, we exercised the second of two one year extension options through September 2018 and, in connection with such exercise, we paid an extension fee of $300,000. At March 31, 2018 and December 31, 2017, $10,000,000 and $0, respectively, was outstanding under the credit facility. The unused capacity on the unsecured credit facility, based on covenant restrictions at March 31, 2018 and December 31, 2017, was approximately $190,000,000 and $200,000,000, respectively.
In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial could borrow up to a maximum of $385,000,000. The term loan facility ranks pari passu with CIM Commercial's unsecured credit facility described above; covenants under the term loan facility are substantially the same as those in the unsecured credit facility. Outstanding advances under the term loan facility bear interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio. The unused portion of the term loan facility was also subject to an unused fee of 0.20%. The term loan facility matures in May 2022. On November 2, 2015, $385,000,000 was drawn under the term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. On August 3, 2017, we repaid $65,000,000 of outstanding borrowings on our unsecured term loan facility. In connection with such paydown, we wrote off deferred loan costs of $601,000 and related accumulated amortization of $193,000, a proportionate amount to the borrowings being repaid. Additionally, on November 29, 2017, we repaid $150,000,000 of outstanding borrowings on our unsecured term loan facility. In connection with such paydown, we wrote off deferred loan costs of $1,387,000 and related accumulated amortization of $512,000, a proportionate amount to the borrowings being repaid. At March 31, 2018 and December 31, 2017, $170,000,000 was outstanding under the term loan facility and the variable interest rate was 3.26% and 2.96%, respectively. The interest rate of the term loan facility has been effectively converted to a fixed rate of 3.16% until May 8, 2020 (Note 12) through interest rate swaps that convert the interest rate on the first $170,000,000 of our one-month LIBOR indexed variable rate borrowings to a fixed rate.
At March 31, 2018 and December 31, 2017, we were in compliance with all of our respective financial covenants under the unsecured credit and term loan facilities.
On March 28, 2017, in connection with the sale of an office property in San Francisco, California, we paid off a mortgage with an outstanding balance of $25,331,000 using proceeds from the sale. Additionally, we paid a prepayment penalty of $1,508,000 in connection with the prepayment of this mortgage (Note 3).
At March 31, 2018 and December 31, 2017, accrued interest and unused commitment fees payable of $1,981,000 and $2,098,000, respectively, are included in accounts payable and accrued expenses.
We are currently in discussions with a group of banks with respect to our financing options following the maturity of our unsecured credit facility in September 2018 as well as the possibility of refinancing our unsecured term loan facility. There can be no assurance that such discussions will result in any new financing arrangements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

Future principal payments on our debt (face value) at March 31, 2018 are as follows:

Years Ending December 31,	Secured Borrowings Principal (1)	Mortgages Payable	Other (2)	Total
	(in thousands)
2018 (Nine months ending December 31, 2018)	$555	$—	$10,000	$10,555
2019	770	—	—	770
2020	805	—	—	805
2021	842	—	—	842
2022	881	679	170,000	171,560
Thereafter	17,101	415,621	27,070	459,792
	$20,954	$416,300	$207,070	$644,324

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

(2)	Represents the junior subordinated notes and unsecured credit and term loan facilities.

8. STOCK-BASED COMPENSATION PLANS
In May 2016, we granted awards of 3,392 restricted shares of Common Stock to each of the independent members of the Board of Directors (10,176 in aggregate) under the 2015 Equity Incentive Plan, which fully vested in May 2017 based on one year of continuous service. In June 2017, we granted awards of 3,195 restricted shares of Common Stock to each of the independent members of the Board of Directors (9,585 in aggregate) under the 2015 Equity Incentive Plan, which vest after one year of continuous service. In May 2018, we granted awards of 3,378 restricted shares of Common Stock to each of the independent members of the Board of Directors (10,134 in aggregate) under the 2015 Equity Incentive Plan, which vest after one year of continuous service. Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period. We recorded compensation expense of $38,000 and $48,000 for the three months ended March 31, 2018 and 2017, respectively, related to these restricted shares of Common Stock.
We issued to two of our executive officers an aggregate of 2,000 restricted shares of Common Stock on March 6, 2015, which fully vested in March 2017. The restricted shares of Common Stock vested based on two years of continuous service with one-third of the shares of Common Stock vesting immediately upon issuance and one-third vesting at the end of each of the next two years from the date of issuance. Compensation expense related to these restricted shares of Common Stock was recognized over the vesting period. We recognized compensation expense of $0 and $1,000 for the three months ended March 31, 2018 and 2017, respectively related to these restricted shares of Common Stock.
As of March 31, 2018, there was $23,000 of total unrecognized compensation expense related to shares of Common Stock which will be recognized during the second quarter of 2018.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

9. EARNINGS PER SHARE ("EPS")
The computations of basic EPS are based on our weighted average shares outstanding. The basic weighted average shares of Common Stock outstanding was 43,785,000 and 84,048,000 for the three months ended March 31, 2018 and 2017, respectively. The Series A Preferred Stock, the Series A Preferred Warrants, and the Series L Preferred Stock were not included in the computation of diluted EPS for the three months ended March 31, 2018 because their impact was deemed to be anti-dilutive. Outstanding shares of Series A Preferred Stock and the Series A Preferred Warrants were not included in the computation of diluted EPS for the three months ended March 31, 2017 because their impact was deemed to be anti-dilutive. No shares of Series L Preferred Stock were outstanding during the three months ended March 31, 2017.
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.
The following table reconciles the numerator and denominator used in computing our basic and diluted per-share amounts for net (loss) income available to common stockholders for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net (loss) income available to common stockholders	$(3,026)	$193,899
Redeemable preferred stock dividends declared on dilutive shares	—	—
Numerator for dilutive net (loss) income available to common stockholders	$(3,026)	$193,899
Denominator:
Basic weighted average shares of Common Stock outstanding	43,785	84,048
Effect of dilutive securities—contingently issuable shares	—	—
Diluted weighted average shares and common stock equivalents outstanding	43,785	84,048
Net (loss) income available to common stockholders per share:
Basic	$(0.07)	$2.31
Diluted	$(0.07)	$2.31

10. REDEEMABLE PREFERRED STOCK
Series A Preferred Stock—We have an effective registration statement with the SEC with respect to the offer and sale of up to $900,000,000 of units (collectively, the "Series A Preferred Units"), with each unit consisting of (i) one share of Series A Preferred Stock, par value $0.001 per share, of the Company (collectively, the "Series A Preferred Stock") with an initial stated value of $25.00 per share ("Series A Preferred Stock Stated Value"), subject to adjustment, and (ii) one warrant (collectively, the "Series A Preferred Warrants") to purchase 0.25 of a share of Common Stock (Note 11). The registration statement allows us to sell up to a maximum of 36,000,000 Series A Preferred Units. Our Series A Preferred Stock ranks senior to our Common Stock with respect to payment of dividends and distributions of amounts upon liquidation, dissolution or winding up. Proceeds and expenses from the sale of the Series A Preferred Units are allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance.
Our Series A Preferred Stock is redeemable at the option of the holder (the "Series A Preferred Stock Holder") or CIM Commercial. The redemption schedule of the Series A Preferred Stock allows redemptions at the option of the Series A Preferred Stock Holder from the date of original issuance of any given shares of Series A Preferred Stock through the second year at the Series A Preferred Stock Stated Value, plus accrued and unpaid dividends, subject to the payment of a 13.0% redemption fee. After year two, the redemption fee decreases to 10.0% and after year five there is no redemption fee. Also, CIM Commercial has the right to redeem the Series A Preferred Stock after year five at the Series A Preferred Stock Stated Value, plus accrued and unpaid dividends. At the Company's discretion, redemptions will be paid in cash or, on or after the first

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

anniversary of the issuance of such shares of Series A Preferred Stock, an equal value of Common Stock based on the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption.
As of March 31, 2018, we had issued 1,677,786 Series A Preferred Units and received gross proceeds of $41,945,000 ($41,736,000 of which were allocated to the Series A Preferred Stock and the remaining $209,000 were allocated to the Series A Preferred Warrants). In connection with such issuance, costs specifically identifiable to the offering of Series A Preferred Units, such as commissions, dealer manager fees and other registration fees, totaled $3,322,000 ($3,262,000 of which were allocated to the Series A Preferred Stock and the remaining $60,000 were allocated to the Series A Preferred Warrants). In addition, as of March 31, 2018, non issuance specific costs related to this offering totaled $4,013,000. As of March 31, 2018, we have reclassified and allocated $186,000 and $1,000 from deferred rent receivable and charges to Series A Preferred Stock and Series A Preferred Warrants, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the number of Series A Preferred Units issued during the period relative to the maximum number of Series A Preferred Units expected to be issued under the offering. As of March 31, 2018, 2,945 shares of Series A Preferred Stock had been redeemed.
On the first anniversary of the date of original issuance of a particular share of Series A Preferred Stock, we reclassify such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of March 31, 2018, we have reclassified an aggregate of $3,302,000 in net proceeds from temporary equity to permanent equity.
Holders of Series A Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter). Dividends on each share of Series A Preferred Stock begin accruing on, and are cumulative from, the date of issuance. Cash dividends declared on our Series A Preferred Stock for the three months ended March 31, 2018 and 2017 consist of the following:

			Aggregate
Declaration Date	Payment Date	Number of Shares	Dividends Declared
			(in thousands)
March 6, 2018	April 16, 2018	1,674,841	$493

March 8, 2017	April 17, 2017	144,698	$31
Series L Preferred Stock—On November 21, 2017, in connection with our registration statement filed with the SEC and the Israel Securities Authority ("ISA"), we issued 808,074 Series L preferred units ("Series L Preferred Units"). Each Series L Preferred Unit consists of ten shares of Series L preferred stock, par value $0.001 per share, of the Company (collectively, the "Series L Preferred Stock") with an initial stated value of $28.37 per share ("Series L Preferred Stock Stated Value"), subject to adjustment. We issued 8,080,740 shares of Series L Preferred Stock in connection with the offering. We received gross proceeds of $229,251,000 from the sale of the Series L Preferred Stock, which was reduced by issuance specific offering costs, such as commissions, dealer manager fees, and other registration fees, totaling $15,928,000, a discount of $2,946,000, and non-issuance specific costs of $2,532,000. These fees have been recorded as a reduction to the gross proceeds in permanent equity.
Our Series L Preferred Stock ranks senior to our Common Stock with respect to distributions of amounts upon liquidation, dissolution or winding up and junior to our Series A Preferred Stock and Common Stock with respect to the payment of dividends. Our Series L Preferred Stock is redeemable at the option of the holder or CIM Commercial. From and after the fifth anniversary of the date of original issuance of the Series L Preferred Stock, each holder will have the right to require the Company to redeem, and the Company will also have the option to redeem (subject to certain conditions), such shares of Series L Preferred Stock at a redemption price equal to the Series L Preferred Stock Stated Value, plus, provided certain conditions are met, all accrued and unpaid distributions. Notwithstanding the foregoing, a holder of shares of our Series L Preferred Stock may require us to redeem such shares at any time prior to the fifth anniversary of the date of original issuance of the Series L Preferred Stock if (1) we do not declare and pay in full the distribution on the Series L Preferred Stock for any annual period prior to such fifth anniversary (provided that the first distribution on the Series L Preferred Stock is payable in January 2019) or (2) we do not declare and pay all accrued and unpaid distributions on the Series L Preferred Stock for all past dividend periods prior to the applicable holder redemption date. The applicable redemption price payable upon redemption of any Series L Preferred Stock will be made, in the Company's sole discretion, in the form of (A) cash in ILS at the then-current currency exchange rate determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

Stock, (B) in equal value through the issuance of shares of Common Stock, with the value of such Common Stock to be deemed the lower of (i) our NAV per share of our Common Stock as most recently published by the Company as of the effective date of redemption and (ii) the volume-weighted average price of our Common Stock, determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, or (C) in a combination of cash in ILS and our Common Stock, based on the conversion mechanisms set forth in (A) and (B), respectively. As of March 31, 2018, no shares of Series L Preferred Stock have been redeemed.
Holders of Series L Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series L Preferred Stock at an annual rate of 5.5% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year). Dividends on each share of Series L Preferred Stock are cumulative from the date of issuance. Cash dividends on shares of Series L Preferred Stock are paid annually, with the first distribution payable in January 2019 for the period from the date of issuance through December 31, 2018. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.0% per year, up to a maximum rate of 8.5%. As of March 31, 2018, we have accumulated cash dividends of $4,588,000 on our Series L Preferred Stock, of which $3,152,000 relate to the three months ended March 31, 2018 and are included in the numerator for purposes of calculating basic and diluted net income (loss) available to common stockholders per share (Note 9).
Until the fifth anniversary of the date of original issuance of our Series L Preferred Stock, we are prohibited from issuing any shares of preferred stock ranking senior to or on parity with the Series L Preferred Stock with respect to the payment of dividends, other distributions, liquidation, and/or dissolution or winding up of the Company unless the Minimum Fixed Charge Coverage Ratio, calculated in accordance with the Articles Supplementary describing the Series L Preferred Stock, is equal to or greater than 1.25:1.00. At March 31, 2018 and December 31, 2017, we were in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio.

11. STOCKHOLDERS' EQUITY
Dividends
Dividends per share of Common Stock declared during the three months ended March 31, 2018 and 2017 consist of the following:

Declaration Date	Payment Date	Type	Dividend Per Common Share
March 6, 2018	March 29, 2018	Regular Quarterly	$0.12500

March 8, 2017	March 27, 2017	Regular Quarterly	$0.21875
On December 18, 2017, we declared a special cash dividend of $0.73 per share of Common Stock, or $1,575,000 in the aggregate, that was paid on January 11, 2018 to stockholders of record on December 29, 2017. This special cash dividend allowed common stockholders that did not participate in the December 18, 2017 private repurchase to receive the economic benefit of such repurchase. Pursuant to the December 18, 2017 private repurchase, the Company repurchased in a privately negotiated transaction, canceled and retired 14,090,909 shares of Common Stock from Urban Partners II, LLC ("Urban II"), a fund managed by an affiliate of CIM Group, the Administrator and the Operator of CIM Commercial (each as defined in Note 14), and an affiliate of CIM REIT and CIM Urban, for an aggregate purchase price of $310,000,000, or $22.00 per share. Urban II waived its right to receive the January 11, 2018 special cash dividend.
Series A Preferred Warrants
Each Series A Preferred Unit consists of (i) one share of Series A Preferred Stock (Note 10) and (ii) one Series A Preferred Warrant (Note 10) which allows the holder to purchase 0.25 of a share of Common Stock. The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. The exercise price of each Series A Preferred Warrant is at a 15.0% premium to the per share estimated net asset value of our Common Stock (as most recently published by us at the time of each issuance).

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

Proceeds and expenses from the sale of the Series A Preferred Units are allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of March 31, 2018, we had issued 1,677,786 Series A Preferred Warrants in connection with our offering of Series A Preferred Units and allocated net proceeds of $148,000, after specifically identifiable offering costs and allocated general offering costs, to the Series A Preferred Warrants in permanent equity.

12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Hedges of Interest Rate Risk
In order to manage financing costs and interest rate exposure related to the one-month LIBOR indexed variable rate borrowings on our unsecured term loan facility, on August 13, 2015, we entered into ten interest rate swap agreements with multiple counterparties totaling $385,000,000 of notional value. These swap agreements became effective on November 2, 2015. On August 3, 2017, we repaid $65,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated three interest rate swaps with an aggregate notional value of $65,000,000. Costs incurred to terminate such swaps totaled $38,000. Additionally, on November 29, 2017, we repaid $150,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated four interest rate swaps with an aggregate notional value of $150,000,000. Such swaps were in the money at the time of their termination and we received termination payments, net of fees, of $1,011,000.
We performed an analysis of the probability of the hedged forecasted transaction and whether, in light of the two swap terminations described above, it is still probable of occurring. Based on our analysis and the circumstances giving rise to the two swap terminations during 2017, we believe that the hedged forecasted transaction is still probable.
Each of our interest rate swap agreements meets the criteria for cash flow hedge accounting treatment and we have designated the interest rate swap agreements as cash flow hedges of the risk of variability attributable to changes in the one-month LIBOR. Accordingly, the interest rate swaps are recorded on the consolidated balance sheets at fair value and the changes in the fair value of the swaps are recorded in OCI and reclassified to earnings as an adjustment to interest expense as interest becomes receivable or payable (Note 2). We do not expect any significant losses from counterparty defaults related to our swap agreements.
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
These swaps hedge the risk of the variability in the future cash flows of our one-month LIBOR indexed variable rate interest payments by fixing the rate until May 8, 2020 at a weighted average rate of 1.563% plus the credit spread, which was 1.60% at March 31, 2018 and December 31, 2017, or an all-in rate of 3.16%.
Credit-Risk-Related Contingent Features
Each of our interest rate swap agreements contains a provision under which we could also be declared in default under such agreements if we default on the term loan facility. As of March 31, 2018 and December 31, 2017, there have been no events of default under our interest rate swap agreements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

Impact of Hedges on AOCI and Consolidated Statements of Operations
The changes in the balance of each component of AOCI related to our interest rate swaps designated as cash flow hedges are as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Accumulated other comprehensive income (loss), at beginning of period	$1,631	$(509)
Other comprehensive income before reclassifications	1,199	794
Amounts reclassified (to) from accumulated other comprehensive income (loss) (1)	(16)	758
Net current period other comprehensive income	1,183	1,552
Accumulated other comprehensive income, at end of period	$2,814	$1,043

(1)	The amounts from AOCI are reclassified as an increase to interest expense in the statements of operations.
Future Reclassifications from AOCI
We estimate that $551,000 related to our derivatives designated as cash flow hedges will be reclassified out of AOCI as a decrease to interest expense during the next twelve months.

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
Our derivative financial instruments (Note 12) are measured at fair value on a recurring basis and are presented on our consolidated balance sheets at fair value, on a gross basis, excluding accrued interest. The table below presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets:

	March 31, 2018	December 31, 2017	Level	Balance Sheet Location
	(in thousands)
Assets:
Interest rate swaps	$2,814	$1,631	2	Other assets
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on our consolidated balance sheets are as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
	(in thousands)
Assets:
Loans receivable subject to credit risk	$48,747	$50,412	$58,904	$61,277	3
SBA 7(a) loans receivable, subject to secured borrowings	21,944	22,366	21,728	22,157	3
Commercial mortgage loans	—	—	424	424	3
Liabilities:
Mortgages payable	414,806	407,997	414,760	413,819	3
Junior subordinated notes	25,153	24,308	25,133	24,162	3
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
Loans Receivable Subject to Credit Risk and Commercial Mortgage Loans—Loans receivable were initially recorded at estimated fair value at the Acquisition Date. Loans receivable originated subsequent to the Acquisition Date are recorded at cost upon origination and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions. At March 31, 2018, our assumptions included discount rates ranging from 6.75% to 9.25% and prepayment rates ranging from 7.30% to 17.50%. At December 31, 2017, our assumptions included discount rates ranging from 6.25% to 9.00% and prepayment rates ranging from 7.30% to 17.50%.
SBA 7(a) Loans Receivable, Subject to Secured Borrowings—These loans receivable represent the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans. There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal. In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows taking into consideration the lack of credit risk and using a range of prepayment rates from 15.50% to 17.50% and 15.50% to 17.50% at March 31, 2018 and December 31, 2017, respectively.
Mortgages Payable—The fair values of mortgages payable are estimated based on current interest rates available for debt instruments with similar terms. The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 4.46% to 4.49% and 4.15% to 4.28% at March 31, 2018 and December 31, 2017, respectively.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

Junior Subordinated Notes—The fair value of the junior subordinated notes is estimated based on current interest rates available for debt instruments with similar terms. Discounted cash flow analysis is generally used to estimate the fair value of our junior subordinated notes. The rate used was 6.56% and 5.94% at March 31, 2018 and December 31, 2017, respectively.

14. RELATED-PARTY TRANSACTIONS
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
The Operator earned asset management fees of $4,415,000 and $6,414,000 for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, asset management fees of $4,452,000 and $4,714,000, respectively, were due to the Operator.
CIM Management, Inc. and certain of its affiliates (collectively, the "CIM Management Entities"), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $1,122,000 and $1,432,000 for the three months ended March 31, 2018 and 2017, respectively. CIM Urban also reimbursed the CIM Management Entities $1,734,000 and $2,130,000 during the three months ended March 31, 2018 and 2017, respectively, for the cost of on-site personnel incurred on behalf of CIM Urban, which is included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $189,000 and $161,000 for the three months ended March 31, 2018 and 2017, respectively, which were capitalized to deferred charges. In addition, the CIM Management Entities earned construction management fees of $355,000 and $184,000 for the three months ended March 31, 2018 and 2017, respectively, which were capitalized to investments in real estate.
At March 31, 2018 and December 31, 2017, fees payable and expense reimbursements due to the CIM Management Entities of $2,669,000 and $2,986,000, respectively, are included in due to related parties. Also included in due to related parties as of March 31, 2018 and December 31, 2017, was $901,000 and $849,000, respectively, due from the CIM Management Entities and related parties.
On the Acquisition Date, pursuant to the terms of the Merger Agreement, CIM Commercial and its subsidiaries entered into the master services Agreement (the "Master Services Agreement") with CIM Service Provider, LLC (the "Administrator"), an affiliate of CIM Group, pursuant to which the Administrator has agreed to provide, or arrange for other service providers to

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

provide, management and administration services to CIM Commercial and its subsidiaries following the Merger. Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the administrator of Urban Partners GP, LLC. Under the Master Services Agreement, CIM Commercial pays a base service fee (the "Base Service Fee") to the Administrator initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. The Administrator earned a Base Service Fee of $270,000 and $265,000 for the three months ended March 31, 2018 and 2017, respectively. In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and/or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. During the three months ended March 31, 2018 and 2017, such services performed by the Administrator included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources and corporate communications. The Administrator's compensation is based on the salaries and benefits of the employees of the Administrator and/or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). We expensed $858,000 and $1,062,000 for the three months ended March 31, 2018 and 2017, respectively, for such services which are included in asset management and other fees to related parties. At March 31, 2018 and December 31, 2017, $2,306,000 and $1,963,000 was due to the Administrator, respectively, for such services.
On January 1, 2015, we entered into a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC ("CIM SBA"), an affiliate of CIM Group and our subsidiary, PMC Commercial Lending, LLC. The agreement provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing such personnel and resources. For the three months ended March 31, 2018 and 2017, we incurred expenses related to services subject to reimbursement by us under this agreement of $601,000 and $844,000, respectively, which are included in asset management and other fees to related parties for lending segment costs and $67,000 and $115,000, respectively, for corporate services, which are included in asset management and other fees to related parties. In addition, we deferred personnel costs of $48,000 and $44,000 for the three months ended March 31, 2018 and 2017, respectively, associated with services provided for originating loans. At March 31, 2018, $1,114,000 was due to CIM SBA for the costs and expenses of providing such personnel and resources.
On May 10, 2018, the Company executed a wholesaling agreement (the "Wholesaling Agreement") with International Assets Advisors, LLC ("IAA") and CCO Capital, LLC ("CCO Capital"). IAA is the exclusive dealer manager for the Company’s public offering of Series A Preferred Units. CCO Capital is a registered broker dealer and is under common control with the Operator and the Administrator. Under the Wholesaling Agreement, among other things, CCO Capital will, in its capacity as the wholesaler for the offering, assist IAA with the sale of Series A Preferred Units. In exchange for CCO Capital’s services under the Wholesaling Agreement, IAA will pay CCO Capital a fee, consistent with the fee that was paid to the prior wholesaler for the offering, equal to 2.75% of the selling price of each Series A Preferred Unit for which a sale is completed, reduced by any applicable fee reallowances payable to soliciting dealers pursuant to separate soliciting dealer agreements between IAA and soliciting dealers. The foregoing fee will be reduced by a fixed monthly amount to IAA for IAA’s services in connection with periodic closings and settlements for the offering.
Other
On October 1, 2015, an affiliate of CIM Group entered into a 5-year lease renewal with respect to a property owned by the Company. For the each of the three months ended March 31, 2018 and 2017, we recorded rental and other property income related to this tenant of $27,000.

15. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments to fund loans were $23,362,000 at March 31, 2018 and are for prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, we have certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. CIM Commercial had a total of $22,952,000 in future obligations under leases to fund tenant improvements and other future construction obligations at March 31, 2018. At March 31, 2018, $14,389,000 was funded to reserve accounts included in

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

restricted cash on our consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreements entered into in June 2016.
Employment Agreements—We have employment agreements with two of our officers. Under certain circumstances, each of these employment agreements provides for (1) severance payment equal to the annual base salary paid to the officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual base salary paid to the officers.
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
In April 2017, the City and County of San Francisco filed suit against certain of our subsidiaries and us claiming past due real property transfer tax relating to a transaction in a prior year. In June 2017, we filed a demurrer against the City and County of San Francisco. The demurrer was denied in July 2017. We filed a writ to appeal the denial of the demurrer in early August 2017. The writ was denied in August 2017 and, in order to continue to contest the asserted tax obligations, we paid the City and County of San Francisco $11,845,000 in penalties, interest and legal fees in late August 2017. We filed claims for refund in January 2018 in an effort to recover the full amounts paid. At this time, we cannot determine the amount, if any, of the previously assessed and previously expensed tax obligations that will be recovered through the refund process. We believe that we have defenses to, and intend to continue to vigorously contest, the asserted tax obligations.
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
Rent Expense—Rent expense under a ground lease for a property that was sold in August 2017, which includes straight-line rent and amortization of acquired below-market ground lease, was $0 and $438,000 for the three months ended March 31, 2018 and 2017, respectively. We record rent expense on a straight-line basis.
We lease office space in Dallas, Texas under a lease which expires in May 2019. We recorded rent expense of $55,000 and $56,000 for the three months ended March 31, 2018 and 2017, respectively.
At March 31, 2018, our scheduled future noncancelable minimum lease payments were $190,000 for the nine months ending December 31, 2018 and $106,000 for the year ending December 31, 2019.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

16. FUTURE MINIMUM LEASE RENTALS
Future minimum rental revenue under long-term operating leases at March 31, 2018, excluding tenant reimbursements of certain costs, are as follows:

Years Ending December 31,	Governmental Tenants	Other Tenants	Total
	(in thousands)
2018 (Nine months ending December 31, 2018)	$27,500	$68,891	$96,391
2019	35,174	93,057	128,231
2020	32,975	81,815	114,790
2021	22,451	66,698	89,149
2022	11,221	62,202	73,423
Thereafter	40,318	154,709	195,027
	$169,639	$527,372	$697,011

17. CONCENTRATIONS
Tenant Revenue Concentrations—Rental revenue, excluding tenant reimbursements of certain costs, from the U.S. General Services Administration and other government agencies (collectively, "Governmental Tenants"), which primarily occupy properties located in Washington, D.C., accounted for approximately 19.9% and 19.5% of our rental and other property income and hotel income for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, $5,022,000 and $5,130,000, respectively, was due from Governmental Tenants (Note 16).
Geographical Concentrations of Investments in Real Estate—As of March 31, 2018 and December 31, 2017, we owned 16 and 15 office properties, respectively, one hotel property, two parking garages, and two development sites, one of which is being used as a parking lot. These properties are located in two states and Washington, D.C.
Our revenue concentrations from properties are as follows:

	Three Months Ended March 31,
	2018	2017
California	76.6%	63.2%
Washington, D.C.	19.9	20.8
Texas	3.5	7.8
North Carolina	—	6.2
New York	—	2.0
	100.0%	100.0%
Our real estate investments concentrations from properties are as follows:

	March 31, 2018	December 31, 2017
California	70.7%	66.4%
Washington, D.C.	27.2	31.2
Texas	2.1	2.4
	100.0%	100.0%

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

18. SEGMENT DISCLOSURE
In accordance with ASC Topic 280, Segment Reporting, our reportable segments during the three months ended March 31, 2018 consist of two types of commercial real estate properties, namely, office and hotel, as well as a segment for our lending business. Our reportable segments during the three months ended March 31, 2017 consist of three types of commercial real estate properties, namely, office, hotel and multifamily, as well as a segment for our lending business. Management internally evaluates the operating performance and financial results of the segments based on net operating income. We also have certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to our audited consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC on March 12, 2018.
For our real estate segments, we define net operating income as rental and other property income and expense reimbursements less property related expenses, and excludes non-property income and expenses, interest expense, depreciation and amortization, corporate related general and administrative expenses, gain (loss) on sale of real estate, impairment of real estate, transaction costs, and provision for income taxes. For our lending segment, we define net operating income as interest income net of interest expense and general overhead expenses.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

The net operating income of our segments for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Office:
Revenues	$34,916	$49,093
Property expenses:
Operating	11,487	13,753
General and administrative	881	288
Total property expenses	12,368	14,041
Segment net operating income—office	22,548	35,052
Hotel:
Revenues	10,491	10,518
Property expenses:
Operating	6,533	6,439
General and administrative	18	4
Total property expenses	6,551	6,443
Segment net operating income—hotel	3,940	4,075
Multifamily:
Revenues	—	5,003
Property expenses:
Operating	—	2,768
General and administrative	—	229
Total property expenses	—	2,997
Segment net operating income—multifamily	—	2,006
Lending:
Revenues	2,991	2,335
Lending expenses:
Interest expense	184	142
Fees to related party	601	844
General and administrative	469	367
Total lending expenses	1,254	1,353
Segment net operating income—lending	1,737	982
Total segment net operating income	$28,225	$42,115

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and
for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

A reconciliation of our segment net operating income to net income attributable to the Company for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Total segment net operating income	$28,225	$42,115
Asset management and other fees to related parties	(5,610)	(7,856)
Interest expense	(6,449)	(9,631)
General and administrative	(2,008)	(791)
Transaction costs	—	(13)
Depreciation and amortization	(13,148)	(17,231)
Gain on sale of real estate	—	187,734
Income before provision for income taxes	1,010	194,327
Provision for income taxes	(388)	(392)
Net income	622	193,935
Net income attributable to noncontrolling interests	(4)	(5)
Net income attributable to the Company	$618	$193,930
The condensed assets for each of the segments as of March 31, 2018 and December 31, 2017, along with capital expenditures and loan originations for the three months ended March 31, 2018 and 2017, are as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Condensed assets:
Office	$1,138,818	$997,808
Hotel	109,617	107,790
Lending	93,947	92,919
Multifamily	—	815
Non-segment assets	15,602	137,056
Total assets	$1,357,984	$1,336,388

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Capital expenditures (1):
Office	$8,710	$6,805
Hotel	481	46
Multifamily	—	130
Total capital expenditures	9,191	6,981
Loan originations	11,641	8,404
Total capital expenditures and loan originations	$20,832	$15,385

(1)	Represents additions and improvements to real estate investments, excluding acquisitions. Includes the activity for dispositions through their respective disposition dates.

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
The following discussion of our financial condition at March 31, 2018 and results of operations for the three months ended March 31, 2018 and 2017 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. For a more detailed description of the risks affecting our financial condition and results of operations, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Our wholly-owned subsidiary, CIM Urban, is party to an investment management agreement with the Operator, an affiliate of CIM Group, pursuant to which the Operator provides certain services to CIM Urban. In addition, we are party to a Master Services Agreement with the Operator, an affiliate of CIM Group, pursuant to which the Operator provides, or arranges for other service providers to provide, management and administration services to us.
Our two primary goals are (a) consistently growing our net asset value ("NAV") and cash flow per share of Common Stock through our principal business and (b) providing liquidity to our common stockholders at prices reflecting our NAV and cash flow prospects. In that regard, in 2016 we completed a tender offer as well as a privately negotiated share repurchase from Urban II in which we repurchased an aggregate of 13,628,116 shares of our Common Stock for a total of $289,819,000. In 2017, we completed two privately negotiated share repurchases from Urban II in which we repurchased an aggregate of 40,272,727 shares of our Common Stock for $886,000,000. We also declared three special cash dividends totaling $6,447,000 in the aggregate to the common stockholders that did not participate in the 2016 or 2017 private repurchases, as applicable. These special cash dividends allowed common stockholders that did not participate in the 2016 or 2017 private repurchases, as applicable, to receive the economic benefits of such repurchases.

Properties
As of March 31, 2018, our real estate portfolio consisted of 21 assets, all of which are fee-simple properties. As of March 31, 2018, our 19 office properties (including one parking garage and two development sites, one of which is being used as a parking lot), totaling approximately 3.4 million rentable square feet, were 93.9% occupied and one hotel with an ancillary parking garage, which has a total of 503 rooms, had revenue per available room ("RevPAR") of $140.01 for the three months ended March 31, 2018.
During the three months ended March 31, 2018, we acquired a 100% fee-simple interest in an office property known as 9460 Wilshire Boulevard, located in Beverly Hills, California, from an unrelated third-party.
Strategy
Our strategy is to continue to primarily acquire Class A and creative office assets in vibrant and improving urban communities throughout the United States in a manner that will allow us to increase our NAV and cash flow per share of Common Stock. Our strategy is centered around CIM's community qualification process. We believe this strategy provides us with a significant competitive advantage when making urban real estate acquisitions. The qualification process generally takes between six months and five years and is a critical component of CIM's evaluation. CIM examines the characteristics of a market to determine whether the district justifies the extensive efforts CIM undertakes in reviewing and making potential acquisitions in its qualified communities ("Qualified Communities"). Qualified Communities generally fall into one of two categories: (i) transitional urban districts that have dedicated resources to become vibrant urban communities and (ii) well-established, thriving urban areas (typically major central business districts). Qualified Communities are distinct districts which have dedicated resources to become or are currently vibrant communities where people can live, work, shop and be entertained—all within walking distance or close proximity to public transportation. These areas also generally have high barriers to entry, high population density, improving demographic trends and a propensity for growth. CIM believes that a vast majority of the risks associated with acquiring real assets are mitigated by accumulating local market knowledge of the community where the asset is located. CIM typically spends significant time and resources qualifying targeted communities prior to making any acquisitions. Since 1994, CIM Group has qualified 114 communities and has deployed capital in 68 of these Qualified Communities. Although we may not deploy capital exclusively in Qualified Communities, it is expected that most of our assets will be identified through this systematic process. Our strategy may also include side-by-side acquisitions with one or more funds of CIM including, without limitation, a side-by-side or direct deployment of capital in a perpetual-life real estate debt fund that principally originates loans secured directly or indirectly by commercial real estate properties. Further, as part of our strategy, we may deploy capital in or originate loans that are secured directly or indirectly by properties primarily located in Qualified Communities that meet our strategy. Such loans may include limited and/or non-recourse junior (mezzanine, B-note or 2nd lien) and senior acquisition, bridge or repositioning loans.
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
We seek to utilize the CIM platform to acquire and improve assets within CIM's Qualified Communities. We believe assets in these markets provide greater returns as a result of improving demographics, public commitment, and significant private investment within the areas. Over time, we seek to expand our real estate assets in communities targeted by CIM Group, supported by CIM Group's broad real estate capabilities, as part of our plan to prudently grow market value and earnings. As a matter of prudent management, we also regularly evaluate each asset within our portfolio as well as our strategies. Such review may result in dispositions when an asset no longer fits our overall objectives or strategies or when our view of the market value of such asset is equal to or exceeds its intrinsic value. As a result of such review, we sold an office property in 2015; two hotels in 2016; and six office properties, one parking garage, and five multifamily properties in 2017. Such review may result in additional dispositions from time to time. We used a substantial portion of the net proceeds of such dispositions to provide liquidity to our common stockholders in 2017 at prices reflecting our NAV and cash flow prospects.

Rental Rate Trends
Office Statistics:    The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods:

	As of March 31,
	2018	2017
Occupancy (1)	93.9%	84.5%
Annualized rent per occupied square foot (1)(2)	$43.51	$38.12

(1)
We acquired one office property during the three months ended March 31, 2018 and we acquired one office property and sold six office properties and a parking garage during the year ended December 31, 2017. Excluding these properties, the occupancy and annualized rent per occupied square foot were 93.7% and $42.30 as of March 31, 2018 and 92.8% and $39.88 as of March 31, 2017. No office properties were sold during the three months ended March 31, 2018.

(2)
Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements for the twelve months ended March 31, 2018 and 2017 were approximately $3,231,000 and $4,928,000, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.

Over the next four quarters, we expect to see expiring cash rents as set forth in the table below:

	For the Three Months Ended
	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Expiring Cash Rents:
Expiring square feet (1)	53,225	36,549	52,894	30,827
Expiring rent per square foot (2)	$33.09	$37.92	$38.44	$45.97

(1)	All month-to-month tenants occupying a total of 28,111 square feet are included in the expiring leases in the first quarter listed.

(2)
Represents gross monthly base rent, as of March 31, 2018, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

During the three months ended March 31, 2018, we executed leases with terms longer than 12 months totaling 61,460 square feet. The table below sets forth information on certain of our executed leases during the three months ended March 31, 2018, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

	Number of Leases (1)	Rentable Square Feet	New Cash Rents per Square Foot (2)	Expiring Cash Rents per Square Foot (2)
Three months ended March 31, 2018	12	47,581	$65.29	$50.15

(1)	Based on the number of tenants that signed leases.

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
Multifamily Statistics:    We sold our five multifamily properties between May and December 2017. The following table sets forth occupancy rates and the monthly rent per occupied unit across our multifamily portfolio for the specified periods:

	As of March 31,
	2018	2017
Occupancy (1)	—	93.1%
Monthly rent per occupied unit (1) (2)	—	$1,979

(1)	Occupancy and monthly rent per occupied unit are not applicable as of March 31, 2018 due to the sale of our five multifamily properties during the year ended December 31, 2017.

(2)	Represents gross monthly base rent under leases commenced as of the specified period, divided by occupied units. This amount reflects total cash rent before concessions.
Hotel Statistics:    The following table sets forth the occupancy, average daily rate ("ADR") and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Three Months Ended March 31,
	2018	2017
Occupancy	82.6%	81.7%
ADR	$169.48	$168.59
RevPAR	$140.01	$137.71
Lending Segment
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
Results of Operations
Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017
Net Income

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Total revenues	$48,398	$66,949	$(18,551)	(27.7)%
Total expenses	47,388	60,356	(12,968)	(21.5)%
Gain on sale of real estate	—	187,734	(187,734)	—
Net income	622	193,935	(193,313)	(99.7)%
Net income decreased to $622,000, or by $193,313,000, for the three months ended March 31, 2018, compared to $193,935,000 for the three months ended March 31, 2017. The decrease is primarily attributable to a decrease in the gain on sale of real estate of $187,734,000, a decrease of $13,890,000 in net operating income of our operating segments, an increase of $1,217,000 in corporate general and administrative expenses, partially offset by a decrease of $4,083,000 in depreciation and amortization expense, a decrease of $3,182,000 in interest expense and a decrease of $2,246,000 in asset management and other fees to related parties.
Funds from Operations ("FFO")
We believe that FFO is a widely recognized and appropriate measure of the performance of a REIT and that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO represents net income (loss) available to common stockholders, computed in accordance with GAAP, which reflects the deduction of redeemable preferred stock dividends accumulated, excluding gains (or losses) from sales of real estate, impairment of real estate, and real estate depreciation and amortization. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT").
Like any metric, FFO should not be used as the only measure of our performance because it excludes depreciation and amortization and captures neither the changes in the value of our real estate properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our operating results. Other REITs may not calculate FFO in accordance with the standards established by the NAREIT; accordingly, our FFO may not be comparable to the FFOs of other REITs. Therefore, FFO should be considered only as a supplement to net income (loss) as a measure of our performance and should not be used as a supplement to or substitute measure for cash flows from operating activities computed in accordance with GAAP. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends.
The following table sets forth a reconciliation of net (loss) income available to common stockholders to FFO available to common stockholders:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net (loss) income available to common stockholders	$(3,026)	$193,899
Depreciation and amortization	13,148	17,231
Gain on sale of depreciable assets	—	(187,734)
FFO available to common stockholders	$10,122	$23,396
FFO available to common stockholders was $10,122,000 for the three months ended March 31, 2018, a decrease of $13,274,000 compared to $23,396,000 for the three months ended March 31, 2017. The decrease in FFO was primarily attributable to a decrease of $13,890,000 in net operating income of our operating segments, $3,152,000 in redeemable preferred stock dividends accumulated, an increase of $1,217,000 in corporate general and administrative expenses, partially offset by a decrease of $3,182,000 in interest expense and a decrease of $2,246,000 in asset management and other fees to related parties.

Summary Segment Results
During the three months ended March 31, 2018, CIM Commercial operated in three segments: office and hotel properties and lending. During the three months ended March 31, 2017, CIM Commercial operated in four segments: office, hotel and multifamily properties and lending. Set forth and described below are summary segment results for our operating segments.

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenues:
Office	$34,916	$49,093	$(14,177)	(28.9)%
Hotel	10,491	10,518	(27)	(0.3)%
Multifamily	—	5,003	(5,003)	—
Lending	2,991	2,335	656	28.1%
Expenses:
Office	12,368	14,041	(1,673)	(11.9)%
Hotel	6,551	6,443	108	1.7%
Multifamily	—	2,997	(2,997)	—
Lending	1,254	1,353	(99)	(7.3)%
Revenues
Office Revenue: Office revenue includes rental revenue from office properties, expense reimbursements and lease termination income. Office revenue decreased to $34,916,000, or by 28.9%, for the three months ended March 31, 2018 compared to $49,093,000 for the three months ended March 31, 2017. The decrease is primarily due to the sale of an office property in San Francisco, California in March 2017, the sale of an office property in Charlotte, North Carolina in June 2017, the sale of an office property and parking garage in Sacramento, California in June 2017, the sale of two office properties in Washington, D.C. in August and October 2017, the sale of an office property in Los Angeles, California in September 2017, a decrease in expense reimbursements at certain of our California properties due to reimbursements owed to tenants, and a decrease in lease termination income at one of our California properties, partially offset by an increase from the acquisitions of the office property in San Francisco, California in December 2017 and the office property in Beverly Hills, California in January 2018, an increase at certain of our California and Washington D.C. properties due to increases in both occupancy and rental rates. The aforementioned sales are expected to cause office revenue to decrease materially for the remainder of 2018. However, such decrease is expected to be partially offset by revenue increases from the acquisitions of the office property in San Francisco, California in December 2017 and the office property in Beverly Hills, California in January 2018.
Hotel Revenue: Hotel revenue decreased to $10,491,000, or by 0.3%, for the three months ended March 31, 2018, consistent with $10,518,000 for the three months ended March 31, 2017.
Multifamily Revenue: Multifamily revenue of $5,003,000 for the three months ended March 31, 2017 was related to three multifamily properties in Dallas, Texas sold in May and June 2017, a multifamily property in New York, New York sold in September 2017, and a multifamily property in Houston, Texas sold in December 2017. As a result of the aforementioned sales of our multifamily properties, we do not expect any multifamily revenue during 2018.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue increased to $2,991,000, or by 28.1%, for the three months ended March 31, 2018, compared to $2,335,000 for the three months ended March 31, 2017. The increase is primarily due to higher revenue as a result of the recognition of accretion for discounts related to increased prepayments on our loans and an increase in premium income from the sale of the guaranteed portion of our SBA 7 (a) loans, partially offset by a decrease related to a break-up fee received during the three months ended March 31, 2017.
Expenses
Office Expenses: Office expenses decreased to $12,368,000, or by 11.9%, for the three months ended March 31, 2018, compared to $14,041,000 for the three months ended March 31, 2017. The decrease is primarily due to the sale of an office property in Charlotte, North Carolina in June 2017, the sale of an office property and parking garage in Sacramento, California in June 2017, the sale of two office properties in Washington, D.C. in August and October 2017, the sale of an office property in Los Angeles, California in September 2017, and a decrease in real estate taxes at certain California properties due to real estate tax refunds related to prior years, partially offset by an increase due to the transfer of the right to collect supplemental real estate tax reimbursements which reduced real estate taxes at our office property in San Francisco, California sold in March 2017, an increase from the acquisitions of the office property in San Francisco, California in December 2017 and the office property in Beverly Hills, California in January 2018. The aforementioned sales are expected to cause office expenses to decrease materially for the remainder of 2018. However, such decrease is expected to be partially offset by expense increases from the acquisitions of the office property in San Francisco, California in December 2017 and the office property in Beverly Hills, California in January 2018.
Hotel Expenses: Hotel expenses increased to $6,551,000, or by 1.7%, for the three months ended March 31, 2018, compared to $6,443,000 for the three months ended March 31, 2017.
Multifamily Expenses: Multifamily expenses of $2,997,000 for the three months ended March 31, 2017 were related to three multifamily properties in Dallas, Texas sold in May and June 2017, a multifamily property in New York, New York sold in September 2017, and a multifamily property in Houston, Texas sold in December 2017. As a result of the aforementioned sales of our multifamily properties, we do not expect any multifamily expenses during 2018.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including general and administrative expenses and fees to related party, related to the operation of the lending business. Lending expenses decreased to $1,254,000, or by 7.3%, for the three months ended March 31, 2018, compared to $1,353,000 for the three months ended March 31, 2017, primarily due to a decrease in payroll related expenses for the three months ended March 31, 2018.
Asset Management and Other Fees to Related Parties: Asset management fees totaled $4,415,000 for the three months ended March 31, 2018, compared to $6,414,000 for the three months ended March 31, 2017. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban's assets, which are appraised in the fourth quarter of each year. The lower fees reflect a decrease in the adjusted fair value of CIM Urban's assets due to the sale of an office property in March 2017, the sale of two multifamily properties in May 2017, the sale of two office properties, a parking garage, and one multifamily property in June 2017, the sale of an office property in August 2017, the sale of an office property and a multifamily property in September 2017, the sale of an office property in October 2017, and the sale of a multifamily property in December 2017, partially offset by the acquisition of the office property in December 2017, the acquisition of the office property in January 2018 and net increases in the fair value of CIM Urban’s real estate assets based on the December 31, 2017 appraised values as well as incremental capital expenditures incurred in the first three months of 2018. CIM Commercial also pays a Base Service Fee to the Administrator, a related party, which totaled $270,000 for the three months ended March 31, 2018 compared to $265,000 for the three months ended March 31, 2017. In addition, the Administrator received compensation and/or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the three months ended March 31, 2018 and 2017, we expensed $858,000 and $1,062,000 for such services, respectively. For the three months ended March 31, 2018 and 2017, we also expensed $67,000 and $115,000, respectively, related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement Agreement. Asset management fees are expected to decrease materially for the remainder of 2018 as a result of our completed sales in 2017, partially offset by increases resulting from the acquisitions of two office properties in December 2017 and January 2018.
Interest Expense: Interest expense, which is not allocated to our operating segments, was $6,449,000 for the three months ended March 31, 2018, a decrease of $3,182,000 compared to $9,631,000 in the corresponding period in 2017. The decrease is primarily due to the payoff of a $25,331,000 mortgage loan in March 2017 in connection with the sale of an office property in San Francisco, California, the payoff of mortgage loans with a combined balance of $38,781,000 in connection with the sale of our three multifamily properties in Dallas, Texas in May and June 2017, the assumption of a $21,700,000 mortgage loan by the buyer of an office property in Los Angeles, California in September 2017, the assumption of a $28,560,000 mortgage loan by the buyer of our multifamily property in Houston, Texas in December 2017, and a decrease in interest expense, including the impact of interest rate swaps, and loan fee amortization expense under the unsecured credit and term loan facilities, mainly due to lower average outstanding balances under the unsecured credit and term loan facilities, primarily due to aggregate repayments of $215,000,000 of outstanding borrowings on our unsecured term loan facility in August and November 2017. Our interest expense is expected to decrease for the remainder of 2018 due to the reductions in debt described above. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as our outstanding borrowings and the terms of any new borrowings we may enter into.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $2,008,000 for the three months ended March 31, 2018, an increase of $1,217,000 compared to $791,000 in the corresponding period in 2017. The increase is primarily due to certain expenses related to our multifamily properties sold during the year ended December 31, 2017, which were expensed during the three months ended March 31, 2018, and an increase in legal and other professional fees and shareholder services expenses.
Transaction Costs: Transaction costs totaling $13,000 for the three months ended March 31, 2017 represent abandoned project costs.
Depreciation and Amortization Expense: Depreciation and amortization expense was $13,148,000 for the three months ended March 31, 2018, a decrease of $4,083,000 compared to $17,231,000 for the three months ended March 31, 2017. The decrease is primarily due to the sale of an office property in San Francisco, California that was held for sale starting in mid-February 2017 and sold in March 2017, the sale of three multifamily properties in Dallas, Texas that were held for sale in May 2017 and sold in May and June 2017, the sale of two office properties and a parking garage in Sacramento, California and Charlotte, North Carolina, that were held for sale in April 2017 and sold in June 2017, the sale of an office property in Los Angeles, California that was held for sale in May 2017 and sold in September 2017, the sale of two multifamily properties in New York, New York and Houston, Texas that were held for sale in July 2017 and sold in September and December 2017, respectively, the sale of two office properties in Washington, D.C. that were held for sale in August 2017 and sold in August and October 2017, partially offset by depreciation expense related to two office properties in San Francisco, California and Beverly Hills, California, which were acquired in December 2017 and January 2018, respectively, as well as additional capital expenditures. Depreciation expense is expected to decrease materially for the remainder of 2018 as a result of our completed sales in 2017, partially offset by increases from the acquisitions of two office properties in December 2017 and January 2018.
Provision for Income Taxes: Provision for income taxes was $388,000 for the three months ended March 31, 2018, consistent with $392,000 for the three months ended March 31, 2017.
Liquidity and Capital Resources
Sources and Uses of Funds
In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at (i) the base rate plus 0.20% to 1.00% or (ii) LIBOR plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bore interest at (i) the base rate plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The delayed-draw term loan was also subject to an unused line fee of 0.25%. Proceeds from the unsecured credit facility were used to repay mortgage loans and outstanding balances under our prior unsecured credit facilities, for acquisitions, short-term funding of a Common Stock tender offer in June 2016, short-term funding of a private repurchase of Common Stock in June 2017, and for general corporate purposes. In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. A portion of the net proceeds from the loans was used to repay outstanding balances under our unsecured credit facility and the remaining portion was used to repurchase shares of our Common Stock in a private repurchase in September 2016. The June 2017 borrowing used to fund the private share repurchase was repaid using proceeds from subsequent asset sales. The credit facility was set to mature in September 2016 and, prior to maturity, we exercised the first of two one year extension options through September 2017 and we permanently reduced the revolving credit commitment under the credit facility to $200,000,000. In August 2017, we exercised the second of two one year extension options through September 2018 and, in connection with such exercise, we paid an extension fee of $300,000. At May 4, 2018 and March 31, 2018, $10,000,000 was outstanding under the credit facility and at December 31, 2017, $0 was outstanding under the credit facility. The unused capacity on the unsecured credit facility, based on covenant restrictions at May 4, 2018, March 31, 2018 and December 31, 2017, was approximately $190,000,000, $190,000,000, and $200,000,000, respectively.
In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial could borrow up to a maximum of $385,000,000. The term loan facility ranks pari passu with CIM Commercial's unsecured credit facility described above; covenants under the term loan facility are substantially the same as those in the unsecured credit facility. Outstanding advances under the term loan facility bear interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio. The unused portion of the term loan facility was also subject to an unused fee of 0.20%. The term loan facility matures in May 2022. On November 2, 2015, $385,000,000 was drawn under the term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. On August 3, 2017, we repaid $65,000,000 of outstanding borrowings on our unsecured term loan facility. In connection with such paydown, we wrote off deferred loan costs of $601,000 and related accumulated amortization of $193,000, a proportionate amount to the borrowings being repaid. Additionally, on November 29, 2017, we repaid $150,000,000 of outstanding borrowings on our unsecured term loan facility. In connection with such paydown, we wrote off deferred loan costs of $1,387,000 and related accumulated amortization of

$512,000, a proportionate amount to the borrowings being repaid. At May 4, 2018, March 31, 2018, and December 31, 2017, $170,000,000 was outstanding under the unsecured term loan facility. The interest rate of the term loan facility has been effectively converted to a fixed rate of 3.16% until May 8, 2020 through interest rate swaps that convert the interest rate on the first $170,000,000 of our one-month LIBOR indexed variable rate borrowings to a fixed rate.
At March 31, 2018 and December 31, 2017, we were in compliance with all of our respective financial covenants under the unsecured credit and term loan facilities.
We are currently in discussions with a group of banks with respect to our financing options following the maturity of our unsecured credit facility in September 2018 as well as the possibility of refinancing our unsecured term loan facility. There can be no assurance that such discussions will result in any new financing arrangements.
One of the subsidiaries in our lending segment is in the process of completing a securitization transaction collateralized by substantially all of the non-guaranteed portion of our SBA 7(a) loans with proceeds from the transaction estimated to be approximately $38,200,000. There is no guarantee that our subsidiary will be able to issue the senior notes in connection with this contemplated transaction.
We have an effective registration statement with the SEC with respect to the offer and sale of up to $900,000,000 of Series A Preferred Units, with each Series A Preferred Unit consisting of (i) one share of Series A Preferred Stock, par value $0.001 per share, of the Company with an initial Stated Value of $25.00 per share, subject to adjustment, and (ii) one Series A Preferred Warrant to purchase 0.25 of a share of Common Stock. The registration statement allows us to sell up to a maximum of 36,000,000 Series A Preferred Units. Holders of our Series A Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the Series A Preferred Stock Stated Value (i.e. the equivalent of $0.34375 per share per quarter). The exercise price of each Series A Preferred Warrant is at a 15.0% premium to the per share estimated NAV of our Common Stock (as most recently published by us at the time of each issuance). As of March 31, 2018, we had issued 1,677,786 Series A Preferred Units and received net proceeds of $38,436,000 after commissions, fees and allocated costs. As of March 31, 2018, 2,945 shares of Series A Preferred Stock had been redeemed.
On November 21, 2017, in connection with our registration statement filed with the SEC and the ISA, we issued 808,074 Series L Preferred Units and received net proceeds of $207,845,000 after commissions, fees, allocated costs, and discount. Each Series L Preferred Unit consists of ten shares of Series L Preferred Stock and we issued 8,080,740 shares of Series L Preferred Stock in the offering having a Series L Preferred Stock Stated Value of $28.37 per share, subject to adjustment. Holders of Series L Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series L Preferred Stock at an annual rate of 5.5% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year), with the first distribution payable in January 2019. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.0% per year, up to a maximum rate of 8.5%.
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

Available Borrowings, Cash Balances and Capital Resources
We have typically financed our capital needs through offerings of shares of Preferred Stock, long-term secured mortgages, unsecured term loan facilities, unsecured short-term credit facilities, and cash flows from operations. As of March 31, 2018 and December 31, 2017, we had total indebtedness of $641,257,000 and $630,852,000, respectively. As of March 31, 2018 and December 31, 2017, $180,000,000 and $170,000,000 of borrowings under credit and term loan facilities were included in total indebtedness, respectively. Based on covenant restrictions as of March 31, 2018 and December 31, 2017, these facilities had total unused capacity of approximately $190,000,000 and $200,000,000, respectively. As of May 4, 2018, $180,000,000 ($10,000,000 under the revolver and $170,000,000 under the term loan) was outstanding under the credit and term loan facilities, and, based on covenant restrictions, approximately $190,000,000 was available for future borrowings.
Cash Flow Analysis
Our cash and cash equivalents and restricted cash totaled $70,194,000 and $156,318,000 at March 31, 2018 and December 31, 2017, respectively. Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the collectability of rent and recoveries from our tenants, and loan related activity. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities totaled $17,708,000 for the three months ended March 31, 2018 compared to $13,563,000 for the three months ended March 31, 2017. The increase was primarily due to an increase of $7,777,000 in proceeds from the sale of guaranteed loans and an increase of $3,721,000 resulting from a lower level of working capital used compared to the prior period, partially offset by a decrease of $4,565,000 in net income adjusted for the gain on sale of real estate, depreciation and amortization expense, and the transfer of the right to collect supplemental real estate tax reimbursements at an office property in San Francisco, California that we sold in March 2017, a $2,428,000 increase in loans funded, and a $1,044,000 decrease in principal collected on loans subject to secured borrowings.
Our cash flows from investing activities are primarily related to property acquisitions and sales, expenditures for development and redevelopment projects, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash used in investing activities for the three months ended March 31, 2018 was $115,349,000 compared to net cash provided by investing activities of $286,742,000 in the corresponding period in 2017. The decrease was primarily due to a decrease of $289,939,000 in cash generated from the sale of real estate during the three months ended March 31, 2017 and an increase in the acquisition of real estate cash outflow of $112,048,000 during the three months ended March 31, 2018.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash provided by financing activities for the three months ended March 31, 2018 was $11,517,000 compared to cash used in financing activities of $44,793,000 in the corresponding period in 2017. We had net borrowings, inclusive of secured borrowings of the lending business, of $10,263,000 for the three months ended March 31, 2018, compared with net payments of $28,031,000 for the three months ended March 31, 2017. Dividends of $7,297,000 for the three months ended March 31, 2018 were sourced from cash provided by operating activities, while dividends of $18,395,000 for the three months ended March 31, 2017 were sourced from net cash provided by operating activities of $13,563,000 and cash on hand at the beginning of the period of $176,609,000. Proceeds from the issuance of our Series A Preferred Units were $8,992,000 during the three months ended March 31, 2018 compared to $1,904,000 in the corresponding period in 2017.
Contractual Obligations, Commitments and Contingencies
During the three months ended March 31, 2018, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
At March 31, 2018, we did not have any off-balance sheet arrangements.
Recently Issued Accounting Pronouncements
Our recently issued accounting pronouncements are described in Note 2 to the consolidated financial statements included in this Form 10-Q.

Dividends
Holders of Series A Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the Series A Stated Value (i.e., the equivalent of $0.34375 per share per quarter). Dividends on each share of Series A Preferred Stock begin accruing on, and are cumulative from, the date of issuance. Dividends are payable on the 15th day of the month, or if such day is not a business day, on the first business day thereafter, following the quarter for which the dividend was declared. We expect to pay dividends on our Series A Preferred Stock quarterly, unless our results of operations, our general financing conditions, general economic conditions, applicable provisions of Maryland General Corporation Law ("MGCL") or other factors make it imprudent to do so. The timing and amount of such dividends will be determined by our Board of Directors, in its sole discretion, and may vary from time to time. Dividends declared on our Series A Preferred Stock for the three months ended March 31, 2018 consist of the following:

			Aggregate
Declaration Date	Payment Date	Number of Shares	Dividends Declared
			(in thousands)
March 6, 2018	April 16, 2018	1,674,841	$493
Holders of Series L Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series L Preferred Stock at an annual rate of 5.5% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year). Dividends on each share of Series L Preferred Stock are cumulative from the date of issuance. Cash dividends on shares of Series L Preferred Stock are paid annually, with the first distribution payable in January 2019 for the period from the date of issuance through December 31, 2018. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.0% per year, up to a maximum rate of 8.5%.
Holders of our Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by us. In determining our dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in net asset value and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. There can be no assurance that the future dividends declared by our Board of Directors will not differ materially from historical dividend levels. Dividends per share of Common Stock declared during the three months ended March 31, 2018 consist of the following:

Declaration Date	Payment Date	Type	Dividend Per Common Share
March 6, 2018	March 29, 2018	Regular Quarterly	$0.12500

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 4.46% to 4.49% at March 31, 2018 and 4.15% to 4.28% at December 31, 2017. Mortgages payable with book values of $414,806,000 and $414,760,000 as of March 31, 2018 and December 31, 2017, respectively, have fair values of approximately $407,997,000 and $413,819,000, respectively.
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. At March 31, 2018 and December 31, 2017 (excluding premiums, discounts, debt issuance costs and any impact related to the interest rate swaps), $416,300,000 (or 64.6%) and $416,300,000 (or 65.7%) of our debt, respectively, was fixed rate mortgage loans, and $228,024,000 (or 35.4%) and $217,761,000 (or 34.3%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding at March 31, 2018 and December 31, 2017, and before the impact of the interest rate swaps, a 12.5 basis point change in LIBOR would result in an annual impact to our earnings of approximately $285,000 and $272,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt or the impact of interest rate swaps.
In order to manage financing costs and interest rate exposure related to our one-month LIBOR indexed variable rate borrowings, on August 13, 2015, we entered into interest rate swap agreements with multiple counterparties. These swap agreements became effective on November 2, 2015. These interest rate swaps effectively convert the interest rate on our term loan facility into a fixed weighted average rate of 1.563% plus the credit spread, which was 1.60% at March 31, 2018 and December 31, 2017, or an all-in rate of 3.16% until May 8, 2020. On August 3, 2017, we repaid $65,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated three interest rate swaps with an aggregate notional value of $65,000,000. In addition, on November 29, 2017, we repaid $150,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated four interest rate swaps with an aggregate notional value of $150,000,000. Our use of these derivative instruments to hedge exposure to changes in interest rates exposes us to credit risk from the potential inability of our counterparties to perform under the terms of the agreements. We attempt to minimize this credit risk by contracting with what we believe to be high-quality financial counterparties. For a description of our derivative contracts, see Note 12 to our consolidated financial statements included in this report.

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of March 31, 2018, our Principal Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and include controls and procedures designed to ensure the information required to be disclosed by the Company in such reports is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.    Recent Sales of Unregistered Securities and Use of Proceeds
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

CIM COMMERCIAL TRUST CORPORATION
Dated: May 10, 2018	By:	/s/ CHARLES E. GARNER II Charles E. Garner II Chief Executive Officer

Dated: May 10, 2018	By:	/s/ DAVID THOMPSON David Thompson Chief Financial Officer