Form 10-Q
period 2018-06-30
CIM Commercial Trust Corp
filed 2018-08-09
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
As of August 3, 2018, the Registrant had outstanding 43,795,073 shares of common stock, par value $0.001 per share.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

PART I
Financial Information

Item 1.
Financial Statements

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Investments in real estate, net	$1,075,931	$957,725
Cash and cash equivalents	91,192	129,310
Restricted cash	22,800	27,008
Loans receivable, net	71,606	81,056
Accounts receivable, net	9,169	13,627
Deferred rent receivable and charges, net	86,162	84,748
Other intangible assets, net	11,625	6,381
Other assets	19,876	36,533
TOTAL ASSETS	$1,388,361	$1,336,388
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$666,932	$630,852
Accounts payable and accrued expenses	27,391	26,394
Intangible liabilities, net	3,829	1,070
Due to related parties	9,203	8,814
Other liabilities	14,529	14,629
Total liabilities	721,884	681,759
COMMITMENTS AND CONTINGENCIES (Note 15)
REDEEMABLE PREFERRED STOCK: Series A, $0.001 par value; 36,000,000 shares authorized; 1,845,473 and 1,842,353 shares issued and outstanding, respectively, at June 30, 2018 and 1,225,734 and 1,224,712 shares issued and outstanding, respectively, at December 31, 2017; liquidation preference of $25.00 per share, subject to adjustment	42,037	27,924
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 36,000,000 shares authorized; 308,775 and 307,510 shares issued and outstanding, respectively, at June 30, 2018 and 61,435 and 60,592 shares issued and outstanding, respectively, at December 31, 2017; liquidation preference of $25.00 per share, subject to adjustment	7,637	1,508
Series L cumulative redeemable preferred stock, $0.001 par value; 9,000,000 shares authorized; 8,080,740 shares issued and outstanding at June 30, 2018 and December 31, 2017; liquidation preference of $28.37 per share, subject to adjustment	229,251	229,251
Common stock, $0.001 par value; 900,000,000 shares authorized; 43,795,073 and 43,784,939 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	44	44
Additional paid-in capital	792,245	792,631
Accumulated other comprehensive income	3,221	1,631
Distributions in excess of earnings	(408,797)	(399,250)
Total stockholders' equity	623,601	625,815
Noncontrolling interests	839	890
Total equity	624,440	626,705
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$1,388,361	$1,336,388
           The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
REVENUES:
Rental and other property income	$34,900	$46,124	$68,697	$97,183
Hotel income	10,160	9,832	19,849	19,582
Expense reimbursements	3,351	2,526	4,960	5,556
Interest and other income	3,148	2,817	6,451	5,927
	51,559	61,299	99,957	128,248
EXPENSES:
Rental and other property operating	20,780	27,249	38,800	50,209
Asset management and other fees to related parties	6,143	7,863	12,354	16,563
Interest	6,811	9,513	13,444	19,286
General and administrative	1,915	1,647	5,291	3,326
Transaction costs (Note 15)	344	11,615	344	11,628
Depreciation and amortization	13,325	14,761	26,473	31,992
Impairment of real estate (Note 2)	—	13,100	—	13,100
	49,318	85,748	96,706	146,104
Gain on sale of real estate (Note 3)	—	116,283	—	304,017
INCOME BEFORE PROVISION FOR INCOME TAXES	2,241	91,834	3,251	286,161
Provision for income taxes	292	462	680	854
NET INCOME	1,949	91,372	2,571	285,307
Net income attributable to noncontrolling interests	(12)	(9)	(16)	(14)
NET INCOME ATTRIBUTABLE TO THE COMPANY	1,937	91,363	2,555	285,293
Redeemable preferred stock dividends accumulated (Note 10)	(3,152)	—	(6,304)	—
Redeemable preferred stock dividends declared (Note 10)	(662)	(72)	(1,155)	(103)
Redeemable preferred stock redemptions (Note 10)	1	—	2	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,876)	$91,291	$(4,902)	$285,190
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$(0.04)	$1.16	$(0.11)	$3.50
Diluted	$(0.04)	$1.16	$(0.11)	$3.50
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	43,791	78,871	43,788	81,445
Diluted	43,791	78,871	43,788	81,445
   The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
NET INCOME	$1,949	$91,372	$2,571	$285,307
Other comprehensive income (loss): cash flow hedges	407	(440)	1,590	1,112
COMPREHENSIVE INCOME	2,356	90,932	4,161	286,419
Comprehensive income attributable to noncontrolling interests	(12)	(9)	(16)	(14)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$2,344	$90,923	$4,145	$286,405
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts)

	Six Months Ended June 30, 2018
	Common Stock		Preferred Stock
			Series A		Series L
	Shares	Par Value	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Earnings	Non-controlling Interests	Total Equity
	(Unaudited)
Balances, December 31, 2017	43,784,939	$44	60,592	$1,508	8,080,740	$229,251	$792,631	$1,631	$(399,250)	$890	$626,705
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(67)	(67)
Stock-based compensation expense	10,134	—	—	—	—	—	86	—	—	—	86
Common dividends ($0.25 per share)	—	—	—	—	—	—	—	—	(10,947)	—	(10,947)
Issuance of Series A Preferred Warrants	—	—	—	—	—	—	40	—	—	—	40
Dividends to holders of Series A Preferred Stock ($0.6875 per share)	—	—	—	—	—	—	—	—	(1,155)	—	(1,155)
Reclassification of Series A Preferred Stock to permanent equity	—	—	246,918	6,129	—	—	(514)	—	—	—	5,615
Redemption of Series A Preferred Stock	—	—	—	—	—	—	2	—	—	—	2
Other comprehensive income	—	—	—	—	—	—	—	1,590	—	—	1,590
Net income	—	—	—	—	—	—	—	—	2,555	16	2,571
Balances, June 30, 2018	43,795,073	$44	307,510	$7,637	8,080,740	$229,251	$792,245	$3,221	$(408,797)	$839	$624,440

	Six Months Ended June 30, 2017
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Non-controlling Interests	Total Equity
	(Unaudited)
Balances, December 31, 2016	84,048,081	$84	$1,566,073	$(509)	$(599,971)	$912	$966,589
Distributions to noncontrolling interests	—	—	—	—	—	(37)	(37)
Stock-based compensation expense	9,585	—	78	—	—	—	78
Share repurchase	(26,181,818)	(26)	(489,027)	—	(86,947)	—	(576,000)
Special cash dividends paid to certain common stockholders ($2.26 per share) (Note 11)	—	—	—	—	(4,872)	—	(4,872)
Common dividends ($0.34375 per share)	—	—	—	—	(25,620)	—	(25,620)
Issuance of Series A Preferred Warrants	—	—	27	—	—	—	27
Dividends to holders of Series A Preferred Stock ($0.6875 per share)	—	—	—	—	(103)	—	(103)
Other comprehensive income	—	—	—	1,112	—	—	1,112
Net income	—	—	—	—	285,293	14	285,307
Balances, June 30, 2017	57,875,848	$58	$1,077,151	$603	$(432,220)	$889	$646,481
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,571	$285,307
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent and amortization of intangible assets, liabilities and lease inducements	(2,807)	(2,662)
Depreciation and amortization	26,473	31,992
Transfer of right to collect supplemental real estate tax reimbursements	—	(5,097)
Gain on sale of real estate	—	(304,017)
Impairment of real estate	—	13,100
Straight-line rent, below-market ground lease and amortization of intangible assets	(18)	881
Amortization of deferred loan costs	386	808
Amortization of premiums and discounts on debt	(109)	(458)
Unrealized premium adjustment	1,436	722
Amortization and accretion on loans receivable, net	(168)	140
Bad debt expense	151	187
Deferred income taxes	21	459
Stock-based compensation	86	78
Loans funded, held for sale to secondary market	(21,345)	(17,906)
Proceeds from sale of guaranteed loans	29,098	16,737
Principal collected on loans subject to secured borrowings	1,501	4,935
Other operating activity	(525)	(441)
Changes in operating assets and liabilities:
Accounts receivable and interest receivable	4,340	(2,682)
Other assets	(2,283)	(1,653)
Accounts payable and accrued expenses	(861)	5,631
Deferred leasing costs	(1,341)	(2,557)
Other liabilities	(82)	(1,748)
Due to related parties	389	4
Net cash provided by operating activities	36,913	21,760
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(8,053)	(9,915)
Acquisition of real estate	(112,048)	—
Proceeds from sale of real estate, net	—	642,886
Loans funded	(7,115)	(5,969)
Principal collected on loans	6,389	5,496
Other investing activity	76	67
Net cash (used in) provided by investing activities	(120,751)	632,565

(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgages payable	—	(65,569)
Payment of principal on SBA 7(a) loan-backed notes	(597)	—
Proceeds from SBA 7(a) loan-backed notes	38,200	—
Payment of principal on secured borrowings	(1,501)	(4,935)
Proceeds from secured borrowings	772	—
Payment of deferred preferred stock offering costs	(857)	(862)
Payment of deferred loan costs	(1,071)	(4)
Payment of common dividends	(10,947)	(25,620)
Payment of special cash dividends	(1,575)	(4,872)
Repurchase of Common Stock	—	(576,000)
Net proceeds from issuance of Series A Preferred Warrants	40	27
Net proceeds from issuance of Series A Preferred Stock	19,923	5,645
Payment of preferred stock dividends	(742)	(40)
Redemption of Series A Preferred Stock	(66)	—
Noncontrolling interests' distributions	(67)	(37)
Net cash provided by (used in) financing activities	41,512	(672,267)
Change in cash balances included in assets held for sale	—	(2,955)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(42,326)	(20,897)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	156,318	176,609
End of period	$113,992	$155,712
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$91,192	$129,006
Restricted cash	22,800	26,706
Total cash and cash equivalents and restricted cash	$113,992	$155,712
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$13,124	$19,303
Federal income taxes paid	$247	$259
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additions to investments in real estate included in accounts payable and accrued expenses	$11,835	$6,883
Net increase in fair value of derivatives applied to other comprehensive income	$1,590	$1,112
Reduction of loans receivable and secured borrowings due to the SBA's repurchase of the guaranteed portion of a loan	$—	$534
Additions to deferred costs included in accounts payable and accrued expenses	$276	$—
Additions to preferred stock offering costs included in accounts payable and accrued expenses	$334	$1,387
Accrual of dividends payable to preferred stockholders	$662	$72
Preferred stock offering costs offset against redeemable preferred stock in temporary equity	$140	$21
Reclassification of Series A Preferred Stock from temporary equity to permanent equity	$5,615	$—
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

1. ORGANIZATION AND OPERATIONS
CIM Commercial Trust Corporation ("CIM Commercial" or the "Company"), a Maryland corporation and real estate investment trust ("REIT"), together with its wholly-owned subsidiaries ("we," "us" or "our"), primarily acquires, owns, and operates Class A and creative office assets in vibrant and improving urban communities throughout the United States. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, improving demographic trends and a propensity for growth. We were originally organized in 1993 as PMC Commercial Trust ("PMC Commercial"), a Texas real estate investment trust.
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
Our common stock, $0.001 par value per share ("Common Stock"), is currently traded on the Nasdaq Global Market ("Nasdaq") and on the Tel Aviv Stock Exchange (the "TASE"), in each case under the ticker symbol "CMCT." Our Series L preferred stock, $0.001 par value per share ("Series L Preferred Stock"), is currently traded on Nasdaq and on the TASE, in each case under the ticker symbol "CMCTP." We have authorized for issuance 900,000,000 shares of common stock and 100,000,000 shares of preferred stock ("Preferred Stock").
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
Interim Financial Information—The accompanying interim consolidated financial statements of CIM Commercial have been prepared by our management in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Our accompanying interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 12, 2018.
Principles of Consolidation—The consolidated financial statements include the accounts of CIM Commercial and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

Investments in Real Estate—Real estate acquisitions are recorded at cost as of the acquisition date. Costs related to the acquisition of properties are expensed as incurred for acquisitions that occurred prior to October 1, 2017. For any acquisition occurring on or after October 1, 2017, we have and will conduct an analysis to determine if the acquisition constitutes a business combination or an asset purchase. If the acquisition constitutes a business combination, then the transaction costs will be expensed as incurred, and if the acquisition constitutes an asset purchase, then the transaction costs will be capitalized. Investments in real estate are stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and improvements	15 - 40 years
Furniture, fixtures, and equipment	3 - 5 years
Tenant improvements	Shorter of the useful lives or the terms of the related leases
Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Ordinary repairs and maintenance are expensed as incurred.
Investments in real estate are evaluated for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two of the impairment testing under GAAP is based on either the income approach with market discount rate, terminal capitalization rate and rental rate assumptions being most critical, or on the sales comparison approach to similar properties. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. We recognized impairment of long-lived assets of $0 and $13,100,000 during the three months ended June 30, 2018 and 2017, respectively, and $0 and $13,100,000 during the six months ended June 30, 2018 and 2017, respectively.
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
Changes in the estimated fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are initially recorded in other comprehensive income ("OCI"), and are subsequently reclassified into earnings as a component of interest expense when the variability of cash flows of the hedged transaction affects earnings (e.g., when periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the estimated fair value of the derivative differ from the variability in the cash flows of the forecasted transaction) is recognized in current-period earnings as a component of interest expense. When an interest rate swap designated as a cash flow hedge no longer qualifies for hedge accounting, we recognize changes in the estimated fair value of the hedge previously deferred to accumulated other comprehensive income ("AOCI"), along with any changes in estimated fair value occurring thereafter, through earnings. We classify cash flows from interest rate swap agreements as net cash provided by operating activities on the consolidated statements of cash flows as our accounting policy is to present the cash flows from the hedging instruments in the same category in the consolidated statements of cash flows as the category for the cash flows from the hedged items. See Note 12 for disclosures about our derivative financial instruments and hedging activities.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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
Ancillary services include facilities usage and providing food and beverage. The Company satisfies its performance obligation and recognizes revenues associated with these services at a point in time when the good or service is delivered to the customer.
At inception of these contracts with customers for hotel revenues, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

Amounts recognized for hotel revenues were $10,160,000 and $9,832,000 for the three months ended June 30, 2018 and 2017, respectively, and $19,849,000 and $19,582,000 for the six months ended June 30, 2018 and 2017, respectively. Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 18:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Hotel properties
Hotel income	$10,160	$9,832	$19,849	$19,582
Rental and other property income	733	738	1,496	1,490
Interest and other income	54	34	93	50
Hotel revenues	$10,947	$10,604	$21,438	$21,122
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
Amounts recognized for tenant recoveries outside of the lease agreements were $275,000 and $0 for the three months ended June 30, 2018 and 2017, respectively, and $278,000 and $4,000 for the six months ended June 30, 2018 and 2017, respectively, which are included in expense reimbursements on the consolidated statements of operations. As of June 30, 2018, performance obligations associated with tenant recoveries outside of lease agreements totaled $123,000.
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
At the Acquisition Date, the carrying value of our loans was adjusted to estimated fair market value and acquisition discounts of $33,907,000 were recorded, which are being accreted to interest and other income using the effective interest method. We sold substantially all of our commercial mortgage loans with unamortized acquisition discounts of $15,951,000 to an unrelated third-party in December 2015. Acquisition discounts of $1,068,000 remained as of June 30, 2018, which have not yet been accreted to income.
A loan receivable is generally classified as non-accrual (a "Non-Accrual Loan") if (i) it is past due as to payment of principal or interest for a period of 60 days or more, (ii) any portion of the loan is classified as doubtful or is charged-off or (iii) the repayment in full of the principal and or interest is in doubt. Generally, loans are charged-off when management determines that we will be unable to collect any remaining amounts due under the loan agreement, either through liquidation of collateral or other means. Interest income, included in interest and other income, on a Non-Accrual Loan is recognized on either the cash basis or the cost recovery basis.
On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers' business models and future operations in accordance with Accounting Standards Codification ("ASC") 450-20, Contingencies—Loss Contingencies, and ASC 310-10, Receivables. For the three and six months ended June 30, 2018, we recorded no impairment on our loans receivable. For the three and six months ended June 30, 2017, we recorded a net impairment of $0 and $12,000 on our loans receivable, respectively. We establish a

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, we establish the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.
Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred leasing costs, deferred offering costs (Note 10) and other deferred costs. Deferred rent receivable is $54,798,000 and $52,619,000 at June 30, 2018 and December 31, 2017, respectively. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs of $49,460,000 and $52,414,000 are presented net of accumulated amortization of $22,557,000 and $23,807,000 at June 30, 2018 and December 31, 2017, respectively. Deferred offering costs represent direct costs incurred in connection with our offering of Series A Preferred Units (as defined in Note 10), excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other offering fees and expenses. For a specific issuance of Series A Preferred Units, associated offering costs are reclassified as a reduction of proceeds raised on the issuance date. Offering costs incurred but not directly related to a specifically identifiable closing are deferred. Deferred offering costs are first allocated to each issuance on a pro-rata basis equal to the ratio of Series A Preferred Units issued in an issuance to the maximum number of Series A Preferred Units that are expected to be issued. Then, the deferred offering costs allocated to such issuance are further allocated to the Series A Preferred Stock (as defined in Note 10) and Series A Preferred Warrants (as defined in Note 10) issued in such issuance based on the relative fair value of the instruments on the date of issuance. The deferred offering costs allocated to the Series A Preferred Stock and Series A Preferred Warrants are reductions to temporary equity and permanent equity, respectively. Deferred offering costs of $4,185,000 and $3,401,000 related to our offering of Series A Preferred Units are included in deferred rent receivable and charges at June 30, 2018 and December 31, 2017, respectively. Other deferred costs are $276,000 and $121,000 at June 30, 2018 and December 31, 2017, respectively.
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
Our Series L Preferred Stock (as defined in Note 10) is redeemable at the option of the holder or CIM Commercial. From and after the fifth anniversary of the date of original issuance of the Series L Preferred Stock, each holder will have the right to require the Company to redeem, and the Company will also have the option to redeem (subject to certain conditions), such shares of Series L Preferred Stock at a redemption price equal to the Series L Preferred Stock Stated Value (as defined in Note 10), plus, provided certain conditions are met, all accrued and unpaid distributions. Notwithstanding the foregoing, a holder of shares of our Series L Preferred Stock may require us to redeem such shares at any time prior to the fifth anniversary of the date of original issuance of the Series L Preferred Stock if (1) we do not declare and pay in full the distributions on the Series L Preferred Stock for any annual period prior to such fifth anniversary (provided that the first distribution on the Series L

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

Preferred Stock is payable in January 2019) or (2) we do not declare and pay all accrued and unpaid distributions on the Series L Preferred Stock for all past dividend periods prior to the applicable holder redemption date. The applicable redemption price payable upon redemption of any Series L Preferred Stock will be made, in the Company's sole discretion, in the form of (A) cash in Israeli new shekels ("ILS") at the then-current currency exchange rate determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, (B) in equal value through the issuance of shares of Common Stock, with the value of such Common Stock to be deemed the lower of (i) the NAV per share of our Common Stock as most recently published by the Company as of the effective date of redemption and (ii) the volume-weighted average price of our Common Stock, determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, or (C) in a combination of cash in ILS and our Common Stock, based on the conversion mechanisms set forth in (A) and (B), respectively. We recorded the activity related to our Series L Preferred Stock in permanent equity.
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
Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported net income or cash flows, other than the adoption of Accounting Standards Update ("ASU") 2016-18 (as defined below) on January 1, 2018, which requires the inclusion of a reconciliation of cash and restricted cash in our consolidated statements of cash flows.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires a lessee to recognize only capital leases on the balance sheet, the new ASU will require a lessee to recognize both types of leases on the balance sheet. The lessor accounting will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. In July 2018, the FASB issued ASU No. 2018-10, Leases (Topic 842), which contained targeted improvements to amend inconsistencies and clarify guidance that were brought about by stakeholders. Furthermore, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), which provided the following practical expedients to entities: (1) a transition method that allows entities to apply the new standard at the adoption date and to recognize a cumulative-effect adjustment to the opening balance of retained earnings effective at the adoption date; and (2) the option for lessors to not separate lease and non-lease components provided that certain criteria are met. For public entities, these ASUs are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018.
We are currently conducting an evaluation of the impact of the guidance on our consolidated financial statements. We currently believe that the adoption of the standard will not significantly change the accounting for operating leases on our consolidated balance sheet where we are the lessor, and that such leases will be accounted for in a similar method to existing standards with the underlying leased asset being recognized and reported as a real estate asset. We expect to adopt the guidance using the new transition method provided by ASU 2018-11.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity. The amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2019. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018. We are currently in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"), which requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. The Company adopted ASU 2016-18 on January 1, 2018. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on the Company's consolidated statements of cash flows. The inclusion of restricted cash resulted in a decrease to net cash provided by investing activities of $5,403,000 for the six months ended June 30, 2017.
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
For all contracts within the scope of this new revenue recognition standard, which include hotel revenues, sales of real estate, and tenant recoveries outside the lease agreements, the Company determined that there were no differences in the recognition of timing and amount under the current and new guidance. Therefore, the adoption of this standard effective January 1, 2018 did not result in an adjustment to our retained earnings on January 1, 2018. Additionally, a majority of the Company's revenues are concentrated in rental income from leases which are outside of the scope of the new revenue recognition standard. The Company adopted this guidance on January 1, 2018 and such adoption did not have a material impact on our consolidated financial statements.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

The results of operations of the property we acquired during the six months ended June 30, 2018 have been included in the consolidated statements of operations from the date of acquisition. The purchase price of the acquisition completed during the six months ended June 30, 2018 was less than 10% of total assets as of the most recent annual consolidated financial statements filed at or prior to the date of acquisition. The fair value of the net assets acquired for the aforementioned acquisition during the six months ended June 30, 2018 are as follows:

(in thousands)
Land	$52,199
Land improvements	756
Buildings and improvements	74,522
Tenant improvements	1,451
Acquired in-place leases (1)	7,003
Acquired above-market leases (1)	109
Acquired below-market leases (1)	(3,992)
Net assets acquired	$132,048

(1)	Acquired in-place leases, above-market leases, and below-market leases have weighted average amortization periods of 3 years, 2 years, and 3 years, respectively.
There were no dispositions during the six months ended June 30, 2018.
2017 Transactions—There were no acquisitions during the six months ended June 30, 2017.
We sold 100% fee-simple interests in the following properties to unrelated third-parties during the six months ended June 30, 2017. Transaction costs related to these sales were expensed as incurred.

Property	Asset Type	Date of Sale	Square Feet or Units (1)	Sales Price	Transaction Costs		Gain on Sale (2)
				(in thousands)
211 Main Street, San Francisco, CA	Office	March 28, 2017	417,266	$292,882	$2,943	(3)	$187,734
3636 McKinney Avenue, Dallas, TX	Multifamily	May 30, 2017	103	$20,000	$1,320	(3)	$5,488
3839 McKinney Avenue, Dallas, TX	Multifamily	May 30, 2017	75	$14,100	$938	(3)	$4,224
200 S College Street, Charlotte, NC	Office	June 8, 2017	567,865	$148,500	$833		$45,906
980 9th Street and 1010 8th Street, Sacramento, CA	Office & Parking Garage	June 20, 2017	485,926	$120,500	$1,119		$34,559
4649 Cole Avenue, Dallas, TX	Multifamily	June 23, 2017	334	$64,000	$3,311	(3)	$25,836

(1)	Reflects the square footage of office properties and number of units of multifamily properties.

(2)
Represents the final gain on sale for each asset, which reflects certain post-closing adjustments, as applicable, that were recognized in our consolidated statements of operations in reporting periods subsequent to the period of sale.

(3)
Includes a prepayment penalty incurred in connection with the prepayment of the mortgage on the property in the amount of $1,508,000 at 211 Main Street, $1,143,000 at 3636 McKinney Avenue, $758,000 at 3839 McKinney Avenue, and $2,812,000 at 4649 Cole Avenue (Note 7).

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

The results of operations of the properties we sold have been included in the consolidated statements of operations through each properties' respective disposition date. The following is the detail of the carrying amounts of assets and liabilities at the time of the sales of the properties that occurred during the six months ended June 30, 2017:

(in thousands)
Assets
Investments in real estate, net	$319,078
Deferred rent receivable and charges, net	22,089
Other intangible assets, net	129
Other assets	38
Total assets	$341,334
Liabilities
Debt, net (1)	$64,777
Intangible liabilities, net	1,800
Total liabilities	$66,577

(1)	Net of $665,000 of premium on assumed mortgage.

4. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Land	$273,984	$221,785
Land improvements	18,501	17,745
Buildings and improvements	922,541	847,849
Furniture, fixtures, and equipment	3,219	3,363
Tenant improvements	140,345	128,876
Work in progress	8,562	9,162
Investments in real estate	1,367,152	1,228,780
Accumulated depreciation	(291,221)	(271,055)
Net investments in real estate	$1,075,931	$957,725
We recorded depreciation expense of $10,907,000 and $12,670,000 for the three months ended June 30, 2018 and 2017, respectively, and $21,586,000 and $27,354,000 for the six months ended June 30, 2018 and 2017, respectively.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

5. LOANS RECEIVABLE
Loans receivable consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
SBA 7(a) loans receivable, subject to loan-backed notes	$40,463	$—
SBA 7(a) loans receivable, subject to secured borrowings	20,800	21,664
SBA 7(a) loans receivable, subject to credit risk	9,923	58,298
Commercial mortgage loans receivable	—	424
Loans receivable	71,186	80,386
Deferred capitalized costs	915	1,132
Loan loss reserves	(495)	(462)
Loans receivable, net	$71,606	$81,056
SBA 7(a) Loans Receivable, Subject to Loan-Backed Notes—Represents the unguaranteed portions of loans originated under the SBA 7(a) Program which were transferred to a trust and are held as collateral in connection with a securitization transaction. The proceeds received from the transfer are reflected as loan-backed notes payable (Note 7).
SBA 7(a) Loans Receivable, Subject to Secured Borrowings—Represents the government guaranteed portions of loans originated under the SBA 7(a) Program which were sold with the proceeds received from the sale are reflected as secured borrowings—government guaranteed loans. There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.
SBA 7(a) Loans Receivable, Subject to Credit Risk—Represents the unguaranteed portions of loans originated under the SBA 7(a) Program which were retained by the Company and the government guaranteed portions of such loans that have not yet been fully funded or sold.
Commercial Mortgage Loans Receivable—Represents loans to small businesses primarily collateralized by first liens on the real estate of the related business.
At each of June 30, 2018 and December 31, 2017, 100.0% of our loans subject to credit risk were current. We classify loans with negative characteristics in substandard categories ranging from special mention to doubtful. At June 30, 2018 and December 31, 2017, $0 and $388,000, respectively, of loans subject to credit risk were classified in substandard categories.
At June 30, 2018 and December 31, 2017, our loans subject to credit risk were 97.0% and 97.3%, respectively, concentrated in the hospitality industry.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

6. OTHER INTANGIBLE ASSETS
A schedule of our intangible assets and liabilities and related accumulated amortization and accretion as of June 30, 2018 and December 31, 2017 is as follows:

	Assets			Liabilities
June 30, 2018	Acquired Above-Market Leases	Acquired In-Place Leases	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$146	$18,090	$2,957	$(6,618)
Accumulated amortization	(26)	(9,542)	—	2,789
	$120	$8,548	$2,957	$(3,829)
Average useful life (in years)	3	7	Indefinite	4

	Assets			Liabilities
December 31, 2017	Acquired Above-Market Leases	Acquired In-Place Leases	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$37	$11,087	$2,957	$(2,902)
Accumulated amortization	—	(7,700)	—	1,832
	$37	$3,387	$2,957	$(1,070)
Average useful life (in years)	7	9	Indefinite	5
The amortization of the acquired above-market leases, which decreased rental and other property income, was $14,000 and $0 for the three months ended June 30, 2018 and 2017, respectively, and $26,000 and $3,000 for the six months ended June 30, 2018 and 2017, respectively. The amortization of the acquired in-place leases included in depreciation and amortization expense was $930,000 and $195,000 for the three months ended June 30, 2018 and 2017, respectively, and $1,842,000 and $411,000 for the six months ended June 30, 2018 and 2017, respectively. Tax abatement amortization included in rental and other property operating expenses was $0 and $138,000 for the three months ended June 30, 2018 and 2017, respectively, and $0 and $276,000 for the six months ended June 30, 2018 and 2017, respectively. The amortization of the acquired below-market ground lease included in rental and other property operating expenses was $0 and $35,000 for the three months ended June 30, 2018 and 2017, respectively, and $0 and $70,000 for the six months ended June 30, 2018 and 2017, respectively. The amortization of the acquired below-market leases included in rental and other property income was $520,000 and $219,000 for the three months ended June 30, 2018 and 2017, respectively, and $1,233,000 and $638,000 for the six months ended June 30, 2018 and 2017, respectively.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

A schedule of future amortization and accretion of acquisition related intangible assets and liabilities as of June 30, 2018, is as follows:

	Assets		Liabilities
Years Ending December 31,	Acquired Above-Market Leases	Acquired In-Place Leases	Acquired Below-Market Leases
	(in thousands)
2018 (Six months ending December 31, 2018)	$25	$1,849	$(957)
2019	54	3,222	(1,540)
2020	18	1,535	(751)
2021	5	798	(347)
2022	5	562	(234)
Thereafter	13	582	—
	$120	$8,548	$(3,829)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

7. DEBT
Information on our debt is as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Mortgage loans with a fixed interest rate of 4.14% per annum, with monthly payments of interest only, and balances totaling $370,300,000 due on July 1, 2026. The loans are nonrecourse.	$370,300	$370,300
Mortgage loan with a fixed interest rate of 4.50% per annum, with monthly payments of interest only for 10 years, and payments of interest and principal starting in February 2022. The loan has a $42,008,000 balance due on January 5, 2027. The loan is nonrecourse.	46,000	46,000
	416,300	416,300
Deferred loan costs related to mortgage loans	(1,449)	(1,540)
Total Mortgages Payable	414,851	414,760
Secured borrowing principal on SBA 7(a) loans sold for a premium and excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 5.36% and 4.85% at June 30, 2018 and December 31, 2017, respectively.	15,396	16,812
Secured borrowing principal on SBA 7(a) loans sold for excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 3.07% and 2.60% at June 30, 2018 and December 31, 2017, respectively.	4,566	3,879
	19,962	20,691
Unamortized premiums	1,317	1,466
Total Secured Borrowings—Government Guaranteed Loans	21,279	22,157
Unsecured term loan facility	170,000	170,000
SBA 7(a) loan-backed notes with a variable interest rate which resets monthly based on the lesser of the one-month LIBOR plus 1.40% or the prime rate less 1.08%, with payments due monthly of interest and principal. Balance due at maturity in March 20, 2043.	37,603	—
Junior subordinated notes with a variable interest rate which resets quarterly based on the three-month LIBOR (as defined below) plus 3.25%, with quarterly interest only payments. Balance due at maturity on March 30, 2035.	27,070	27,070
Unsecured credit facility	—	—
	234,673	197,070
Deferred loan costs related to other debt	(1,974)	(1,198)
Discount on junior subordinated notes	(1,897)	(1,937)
Total Other Debt	230,802	193,935
Total Debt	$666,932	$630,852
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
SBA 7(a) loan-backed notes are secured by deeds of trust or mortgages.
Deferred loan costs, which represent legal and third-party fees incurred in connection with our borrowing activities, are capitalized and amortized to interest expense on a straight-line basis over the life of the related loan, approximating the effective interest method. Deferred loan costs of $4,914,000 and $3,843,000 are presented net of accumulated amortization of $1,491,000 and $1,105,000 at June 30, 2018 and December 31, 2017, respectively, and are a reduction to total debt.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at (i) the base rate plus 0.20% to 1.00% or (ii) the London Interbank Offered Rate ("LIBOR") plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bore interest at (i) the base rate plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. Proceeds from the unsecured credit facility were used to repay mortgage loans and outstanding balances under our prior unsecured credit facilities, for acquisitions, short-term funding of a Common Stock tender offer in June 2016, short-term funding of a private repurchase of Common Stock in June 2017, and for general corporate purposes. In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. A portion of the net proceeds from the loans was used to repay outstanding balances under our unsecured credit facility and the remaining portion was used to repurchase shares of our Common Stock in a private repurchase in September 2016. The June 2017 borrowing used to fund the private share repurchase was repaid using proceeds from subsequent asset sales. The credit facility was set to mature in September 2016 and, prior to maturity, we exercised the first of two one year extension options through September 2017 and we permanently reduced the revolving credit commitment under the credit facility to $200,000,000. In August 2017, we exercised the second of two one year extension options through September 2018 and, in connection with such exercise, we paid an extension fee of $300,000. At each of June 30, 2018 and December 31, 2017, $0 was outstanding under the credit facility and approximately $200,000,000 was available for future borrowings.
In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial could borrow up to a maximum of $385,000,000. The term loan facility ranks pari passu with CIM Commercial's unsecured credit facility described above; covenants under the term loan facility are substantially the same as those in the unsecured credit facility. Outstanding advances under the term loan facility bear interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio. The term loan facility matures in May 2022. On November 2, 2015, $385,000,000 was drawn under the term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. On August 3, 2017, we repaid $65,000,000 of outstanding borrowings on our unsecured term loan facility. In connection with such paydown, we wrote off deferred loan costs of $601,000 and related accumulated amortization of $193,000, a proportionate amount to the borrowings being repaid. Additionally, on November 29, 2017, we repaid $150,000,000 of outstanding borrowings on our unsecured term loan facility. In connection with such paydown, we wrote off deferred loan costs of $1,387,000 and related accumulated amortization of $512,000, a proportionate amount to the borrowings being repaid. At each of June 30, 2018 and December 31, 2017, $170,000,000 was outstanding under the term loan facility and the variable interest rate was 3.58% and 2.96%, respectively. The interest rate of the term loan facility has been effectively converted to a fixed rate of 3.16% until May 8, 2020 (Note 12) through interest rate swaps that convert the interest rate on the first $170,000,000 of our one-month LIBOR indexed variable rate borrowings to a fixed rate.
At June 30, 2018 and December 31, 2017, we were in compliance with all of our respective financial covenants under the unsecured credit and term loan facilities.
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
On May 30, 2018, we completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $38,200,000 of unguaranteed SBA 7(a) loan-backed notes.  The SBA 7(a) loan-backed notes are collateralized by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable.  The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received.  Based on the anticipated repayments of our collateralized SBA 7(a) loans,

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

we estimate the weighted average life of the SBA 7(a) loan-backed notes to be approximately three years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%.  We reflect the SBA 7(a) loans receivable as assets on our consolidated balance sheet and the SBA 7(a) loan-backed notes as debt on our consolidated balance sheet.
At June 30, 2018 and December 31, 2017, accrued interest and unused commitment fees payable of $2,139,000 and $2,098,000, respectively, are included in accounts payable and accrued expenses.
We are currently in discussions with a group of banks with respect to our financing options following the maturity of our unsecured credit facility in September 2018 as well as the possibility of refinancing our unsecured term loan facility. There can be no assurance that such discussions will result in any new financing arrangements. We believe other financing sources would be available to us if such discussions do not result in a new facility.
Future principal payments on our debt (face value) at June 30, 2018 are as follows:

Years Ending December 31,	Mortgages Payable	Secured Borrowings Principal (1)	Other (1)(2)	Total
	(in thousands)
2018 (Six months ending December 31, 2018)	$—	$350	$1,296	$1,646
2019	—	725	2,652	3,377
2020	—	760	2,723	3,483
2021	—	797	2,795	3,592
2022	679	835	172,876	174,390
Thereafter	415,621	16,495	52,331	484,447
	$416,300	$19,962	$234,673	$670,935

(1)
Principal payments on secured borrowings and SBA 7(a) loan-backed notes, which are included in Other, are generally dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based on scheduled payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and or loan liquidations or charge-offs. No payment is due unless payments are received from the borrowers on the underlying loans.

(2)	Represents the junior subordinated notes, SBA 7(a) loan-backed notes, and unsecured credit and term loan facilities.

8. STOCK-BASED COMPENSATION PLANS
In May 2016, we granted awards of 3,392 restricted shares of Common Stock to each of the independent members of the Board of Directors (10,176 in aggregate) under the 2015 Equity Incentive Plan, which fully vested in May 2017 based on one year of continuous service. In June 2017, we granted awards of 3,195 restricted shares of Common Stock to each of the independent members of the Board of Directors (9,585 in aggregate) under the 2015 Equity Incentive Plan, which fully vested in June 2018 based on one year of continuous service. In May 2018, we granted awards of 3,378 restricted shares of Common Stock to each of the independent members of the Board of Directors (10,134 in aggregate) under the 2015 Equity Incentive Plan, which vest after one year of continuous service. Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period. We recorded compensation expense of $48,000 and $29,000 for the three months ended June 30, 2018 and 2017, respectively, and $86,000 and $77,000 for the six months ended June 30, 2018 and 2017, respectively, related to these restricted shares of Common Stock.
We issued to two of our executive officers an aggregate of 2,000 restricted shares of Common Stock on March 6, 2015, which fully vested in March 2017. The restricted shares of Common Stock vested based on two years of continuous service with one-third of the shares of Common Stock vesting immediately upon issuance and one-third vesting at the end of each of the next two years from the date of issuance. Compensation expense related to these restricted shares of Common Stock was recognized over the vesting period. We recognized no compensation expense for the three months ended June 30, 2018 and

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

2017, respectively, and $0 and $1,000 for the six months ended June 30, 2018 and 2017, respectively, related to these restricted shares of Common Stock.
As of June 30, 2018, there was $125,000 of total unrecognized compensation expense related to shares of Common Stock which will be recognized over the next year.

9. EARNINGS PER SHARE ("EPS")
The computations of basic EPS are based on our weighted average shares outstanding. The basic weighted average shares of Common Stock outstanding were 43,791,000 and 78,871,000 for the three months ended June 30, 2018 and 2017, respectively, and 43,788,000 and 81,445,000 for the six months ended June 30, 2018 and 2017, respectively. The Series A Preferred Stock, the Series A Preferred Warrants, and the Series L Preferred Stock were not included in the computation of diluted EPS for the three and six months ended June 30, 2018 because their impact was deemed to be anti-dilutive. The Series A Preferred Stock and the Series A Preferred Warrants were not included in the computation of diluted EPS for the three and six months ended June 30, 2017 because their impact was deemed to be anti-dilutive. No shares of Series L Preferred Stock were outstanding during the three and six months ended June 30, 2017.
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.
The following table reconciles the numerator and denominator used in computing our basic and diluted per-share amounts for net (loss) income attributable to common stockholders for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net (loss) income attributable to common stockholders	$(1,876)	$91,291	$(4,902)	$285,190
Redeemable preferred stock dividends declared on dilutive shares	—	—	—	—
Numerator for dilutive net (loss) income attributable to common stockholders	$(1,876)	$91,291	$(4,902)	$285,190
Denominator:
Basic weighted average shares of Common Stock outstanding	43,791	78,871	43,788	81,445
Effect of dilutive securities—contingently issuable shares	—	—	—	—
Diluted weighted average shares and common stock equivalents outstanding	43,791	78,871	43,788	81,445
Net (loss) income attributable to common stockholders per share:
Basic	$(0.04)	$1.16	$(0.11)	$3.50
Diluted	$(0.04)	$1.16	$(0.11)	$3.50

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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
As of June 30, 2018, we had issued 2,154,248 Series A Preferred Units and received gross proceeds of $53,856,000 ($53,613,000 of which were allocated to the Series A Preferred Stock and the remaining $243,000 were allocated to the Series A Preferred Warrants). In connection with such issuance, costs specifically identifiable to the offering of Series A Preferred Units, such as commissions, dealer manager fees and other offering fees and expenses, totaled $4,262,000 ($4,191,000 of which were allocated to the Series A Preferred Stock and the remaining $71,000 were allocated to the Series A Preferred Warrants). In addition, as of June 30, 2018, non issuance specific costs related to this offering totaled $4,451,000. As of June 30, 2018, we have reclassified and allocated $265,000 and $1,000 from deferred rent receivable and charges to Series A Preferred Stock and Series A Preferred Warrants, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the number of Series A Preferred Units issued during the period relative to the maximum number of Series A Preferred Units expected to be issued under the offering. As of June 30, 2018, 4,385 shares of Series A Preferred Stock had been redeemed.
On the first anniversary of the date of original issuance of a particular share of Series A Preferred Stock, we reclassify such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of June 30, 2018, we have reclassified an aggregate of $7,032,000 in net proceeds from temporary equity to permanent equity.
Holders of Series A Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter). Dividends on each share of Series A Preferred Stock begin accruing on, and are cumulative from, the date of issuance. Cash dividends declared on our Series A Preferred Stock for the six months ended June 30, 2018 and 2017 consist of the following:

			Dividends
Declaration Date	Payment Date	Number of Shares	Declared
			(in thousands)
June 4, 2018	July 16, 2018	2,149,863	$662
March 6, 2018	April 16, 2018	1,674,841	$493

June 12, 2017	July 17, 2017	308,775	$72
March 8, 2017	April 17, 2017	144,698	$31

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

Series L Preferred Stock—On November 21, 2017, in connection with our registration statement filed with the SEC and the Israel Securities Authority (the "ISA"), we issued 808,074 Series L preferred units ("Series L Preferred Units"). Each Series L Preferred Unit consists of ten shares of Series L Preferred Stock with an initial stated value of $28.37 per share ("Series L Preferred Stock Stated Value"), subject to adjustment. We issued 8,080,740 shares of Series L Preferred Stock in connection with the offering. We received gross proceeds of $229,251,000 from the sale of the Series L Preferred Stock, which was reduced by issuance specific offering costs, such as commissions, dealer manager fees, and other offering fees and expenses, totaling $15,928,000, a discount of $2,946,000, and non-issuance specific costs of $2,532,000. These fees have been recorded as a reduction to the gross proceeds in permanent equity.
Our Series L Preferred Stock ranks senior to our Common Stock with respect to distributions of amounts upon liquidation, dissolution or winding up and junior to our Series A Preferred Stock and Common Stock with respect to the payment of dividends. Our Series L Preferred Stock is redeemable at the option of the holder or CIM Commercial. From and after the fifth anniversary of the date of original issuance of the Series L Preferred Stock, each holder will have the right to require the Company to redeem, and the Company will also have the option to redeem (subject to certain conditions), such shares of Series L Preferred Stock at a redemption price equal to the Series L Preferred Stock Stated Value, plus, provided certain conditions are met, all accrued and unpaid distributions. Notwithstanding the foregoing, a holder of shares of our Series L Preferred Stock may require us to redeem such shares at any time prior to the fifth anniversary of the date of original issuance of the Series L Preferred Stock if (1) we do not declare and pay in full the distribution on the Series L Preferred Stock for any annual period prior to such fifth anniversary (provided that the first distribution on the Series L Preferred Stock is payable in January 2019) or (2) we do not declare and pay all accrued and unpaid distributions on the Series L Preferred Stock for all past dividend periods prior to the applicable holder redemption date. The applicable redemption price payable upon redemption of any Series L Preferred Stock will be made, in the Company's sole discretion, in the form of (A) cash in ILS at the then-current currency exchange rate determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, (B) in equal value through the issuance of shares of Common Stock, with the value of such Common Stock to be deemed the lower of (i) the NAV per share of our Common Stock as most recently published by the Company as of the effective date of redemption and (ii) the volume-weighted average price of our Common Stock, determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, or (C) in a combination of cash in ILS and our Common Stock, based on the conversion mechanisms set forth in (A) and (B), respectively. As of June 30, 2018, no shares of Series L Preferred Stock have been redeemed.
Holders of Series L Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series L Preferred Stock at an annual rate of 5.5% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year). Dividends on each share of Series L Preferred Stock are cumulative from the date of issuance. Cash dividends on shares of Series L Preferred Stock are paid annually, with the first distribution payable in January 2019 for the period from the date of issuance through December 31, 2018. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.0% per year, up to a maximum rate of 8.5%. As of June 30, 2018, we have accumulated cash dividends on our Series L Preferred Stock as follows and such dividends are included in the numerator for purposes of calculating basic and diluted net income (loss) attributable to common stockholders per share (Note 9).

Accumulation Period			Dividends
Start Date	End Date	Number of Shares	Accumulated
			(in thousands)
April 1, 2018	June 30, 2018	8,080,740	$3,152
January 1, 2018	March 31, 2018	8,080,740	$3,152

November 20, 2017	December 31, 2017	8,080,740	$1,436

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

Until the fifth anniversary of the date of original issuance of our Series L Preferred Stock, we are prohibited from issuing any shares of preferred stock ranking senior to or on parity with the Series L Preferred Stock with respect to the payment of dividends, other distributions, liquidation, and or dissolution or winding up of the Company unless the Minimum Fixed Charge Coverage Ratio, calculated in accordance with the Articles Supplementary describing the Series L Preferred Stock, is equal to or greater than 1.25:1.00. At June 30, 2018 and December 31, 2017, we were in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio.

11. STOCKHOLDERS' EQUITY
Dividends
Dividends per share of Common Stock declared during the six months ended June 30, 2018 and 2017 consist of the following:

Declaration Date	Payment Date	Type	Dividend Per Common Share
June 4, 2018	June 28, 2018	Regular Quarterly	$0.12500
March 6, 2018	March 29, 2018	Regular Quarterly	$0.12500

June 12, 2017	June 27, 2017	Special Cash	$1.98000
June 12, 2017	June 27, 2017	Regular Quarterly	$0.12500
April 5, 2017	April 24, 2017	Special Cash	$0.28000
March 8, 2017	March 27, 2017	Regular Quarterly	$0.21875
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
We declared the special cash dividends detailed above to allow the common stockholders that did not participate in the share repurchases as described below to receive the economic benefit of such repurchases, Urban Partners II, LLC ("Urban II"), a fund managed by an affiliate of CIM Group, the Administrator and the Operator of CIM Commercial (each as defined in Note 14), and an affiliate of CIM REIT and CIM Urban, waived its right to receive these special cash dividends.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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
Proceeds and expenses from the sale of the Series A Preferred Units are allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of June 30, 2018, we had issued 2,154,248 Series A Preferred Warrants in connection with our offering of Series A Preferred Units and allocated net proceeds of $171,000, after specifically identifiable offering costs and allocated general offering costs, to the Series A Preferred Warrants in permanent equity.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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
These swaps hedge the risk of the variability in the future cash flows of our one-month LIBOR indexed variable rate interest payments by fixing the rate until May 8, 2020 at a weighted average rate of 1.563% plus the credit spread, which was 1.60% at June 30, 2018 and December 31, 2017, or an all-in rate of 3.16%.
Credit-Risk-Related Contingent Features
Each of our interest rate swap agreements contains a provision under which we could also be declared in default under such agreements if we default on the term loan facility. As of June 30, 2018 and December 31, 2017, there have been no events of default under our interest rate swap agreements.
Impact of Hedges on AOCI and Consolidated Statements of Operations
The changes in the balance of each component of AOCI related to our interest rate swaps designated as cash flow hedges are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Accumulated other comprehensive income (loss), at beginning of period	$2,814	$1,043	$1,631	$(509)
Other comprehensive income (loss) before reclassifications	560	(983)	1,759	(189)
Amounts reclassified (to) from accumulated other comprehensive income (loss) (1)	(153)	543	(169)	1,301
Net current period other comprehensive income (loss)	407	(440)	1,590	1,112
Accumulated other comprehensive income, at end of period	$3,221	$603	$3,221	$603

(1)	The amounts from AOCI are reclassified as an increase to interest expense in the statements of operations.
Future Reclassifications from AOCI
We estimate that $911,000 related to our derivatives designated as cash flow hedges will be reclassified out of AOCI as a decrease to interest expense during the next twelve months.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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
Our derivative financial instruments (Note 12) are measured at fair value on a recurring basis and are presented on our consolidated balance sheets at fair value, on a gross basis, excluding accrued interest. The table below presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets:

	June 30, 2018	December 31, 2017	Level	Balance Sheet Location
	(in thousands)
Assets:
Interest rate swaps	$3,221	$1,631	2	Other assets
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
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on our consolidated balance sheets are as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
	(in thousands)
Assets:
SBA 7(a) loans receivable, subject to loan-backed notes	$40,777	$41,558	$—	$—	3
SBA 7(a) loans receivable, subject to secured borrowings	20,883	21,279	21,728	22,157	3
SBA 7(a) loans receivable, subject to credit risk	9,946	10,572	58,904	61,277	3
Commercial mortgage loans receivable	—	—	424	424	3
Liabilities:
Mortgages payable	414,851	402,736	414,760	413,819	3
Junior subordinated notes	25,173	24,335	25,133	24,162	3
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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
The carrying amounts of our secured borrowings, SBA 7(a) loan-backed notes, and unsecured credit and term loan facilities approximate their fair values, as the interest rates on these securities are variable and approximate current market interest rates.
SBA 7(a) Loans Receivable, Subject to Loan-Backed Notes—These loans receivable represent the unguaranteed portions of loans originated under the SBA 7(a) Program which were transferred to a trust and are held as collateral in connection with a securitization transaction. The proceeds from the transfer have been recorded as SBA 7(a) loan-backed notes payable. In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions. At June 30, 2018, our assumptions included discount rates ranging from 8.00% to 9.50% and prepayment rates ranging from 7.30% to 17.50%.
SBA 7(a) Loans Receivable, Subject to Secured Borrowings—These loans receivable represent the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans. There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal. In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows taking into consideration the lack of credit risk and using a range of prepayment rates from 15.50% to 17.50% at each of June 30, 2018 and December 31, 2017.
SBA 7(a) Loans Receivable, Subject to Credit Risk and Commercial Mortgage Loans Receivable—Loans receivable were initially recorded at estimated fair value at the Acquisition Date. Loans receivable originated subsequent to the Acquisition Date are recorded at cost upon origination and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions. At June 30, 2018, our assumptions included discount rates ranging from 7.25% to 9.50% and prepayment rates ranging from 7.30% to 17.50%. At December 31, 2017, our assumptions included discount rates ranging from 6.25% to 9.00% and prepayment rates ranging from 7.30% to 17.50%.
Mortgages Payable—The fair values of mortgages payable are estimated based on current interest rates available for debt instruments with similar terms. The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 4.65% to 4.67% and 4.15% to 4.28% at June 30, 2018 and December 31, 2017, respectively.
Junior Subordinated Notes—The fair value of the junior subordinated notes is estimated based on current interest rates available for debt instruments with similar terms. Discounted cash flow analysis is generally used to estimate the fair value of our junior subordinated notes. The rate used was 6.59% and 5.94% at June 30, 2018 and December 31, 2017, respectively.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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
The Operator earned asset management fees of $4,460,000 and $6,130,000 for the three months ended June 30, 2018 and 2017, respectively, and $8,875,000 and $12,544,000 for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and December 31, 2017, asset management fees of $4,467,000 and $4,714,000, respectively, were due to the Operator.
CIM Management, Inc. and certain of its affiliates (collectively, the "CIM Management Entities"), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees of $1,083,000 and $1,306,000 for the three months ended June 30, 2018 and 2017, respectively, and $2,205,000 and $2,738,000 for the six months ended June 30, 2018 and 2017, respectively, which are included in rental and other property operating expenses. CIM Urban also reimbursed the CIM Management Entities $1,533,000 and $2,556,000 during the three months ended June 30, 2018 and 2017, respectively, and $3,267,000 and $4,686,000 during the six months ended June 30, 2018 and 2017, respectively, for the cost of on-site personnel incurred on behalf of CIM Urban, which are included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $30,000 and $210,000 for the three months ended June 30, 2018 and 2017, respectively, and $219,000 and $371,000 for the six months ended June 30, 2018 and 2017, respectively, which were capitalized to deferred charges. In addition, the CIM Management Entities earned construction management fees of $86,000 and $91,000 for the three months ended June 30, 2018 and 2017, respectively, and $441,000 and $275,000 for the six months ended June 30, 2018 and 2017, respectively, which were capitalized to investments in real estate.
At June 30, 2018 and December 31, 2017, fees payable and expense reimbursements due to the CIM Management Entities of $2,313,000 and $2,986,000, respectively, are included in due to related parties. Also included in due to related parties as of June 30, 2018 and December 31, 2017, was $15,000 due to and $849,000 due from, respectively, the CIM Management Entities and related parties.
On the Acquisition Date, pursuant to the terms of the Merger Agreement, CIM Commercial and its subsidiaries entered into the master services agreement (the "Master Services Agreement") with CIM Service Provider, LLC (the "Administrator"), an affiliate of CIM Group, pursuant to which the Administrator has agreed to provide, or arrange for other service providers to provide, management and administration services to CIM Commercial and its subsidiaries following the Merger. Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the administrator of Urban Partners GP, LLC. Under the Master Services Agreement, CIM Commercial pays a base service fee (the "Base Service Fee") to the Administrator initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. The Administrator earned a Base Service Fee of $269,000 and $265,000 for the three months ended June 30, 2018 and 2017, respectively, and $539,000 and $530,000 for the six months ended June 30, 2018 and 2017, respectively. In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. During the six months ended June 30, 2018 and 2017, such services performed by the Administrator included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources and corporate communications. The Administrator's compensation is based on the salaries and benefits of the employees of the Administrator

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

and or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). We expensed $697,000 and $560,000 for the three months ended June 30, 2018 and 2017, respectively, and $1,555,000 and $1,622,000 for the six months ended June 30, 2018 and 2017, respectively, for such services which are included in asset management and other fees to related parties. At June 30, 2018 and December 31, 2017, $1,196,000 and $1,963,000 was due to the Administrator, respectively, for such services.
On January 1, 2015, we entered into a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC ("CIM SBA"), an affiliate of CIM Group and our subsidiary, PMC Commercial Lending, LLC. The agreement provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing such personnel and resources. For the three months ended June 30, 2018 and 2017, we incurred expenses related to services subject to reimbursement by us under this agreement of $639,000 and $784,000, respectively, which are included in asset management and other fees to related parties for lending segment costs and $78,000 and $124,000, respectively, for corporate services, which are included in asset management and other fees to related parties; for the six months ended June 30, 2018 and 2017, we incurred expenses related to such services of $1,240,000 and $1,628,000, respectively, which are included in asset management and other fees to related parties for lending segment costs and $145,000 and $239,000, respectively, for corporate services, which are included in asset management and other fees to related parties. In addition, we deferred personnel costs of $88,000 and $110,000 for the three months ended June 30, 2018 and 2017, respectively, and $136,000 and $154,000 for the six months ended June 30, 2018 and 2017, respectively, associated with services provided for originating loans. At June 30, 2018, $1,212,000 was due to CIM SBA for the costs and expenses of providing such personnel and resources.
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
Other
On October 1, 2015, an affiliate of CIM Group entered into a 5-year lease renewal with respect to a property owned by the Company. We recorded rental and other property income related to this tenant of $27,000 for the each of the three months ended June 30, 2018 and 2017 and $54,000 for each of the six months ended June 30, 2018 and 2017.
On June 12, 2017, we repurchased, in a privately negotiated transaction, canceled and retired 26,181,818 shares of Common Stock from Urban II. The aggregate purchase price was $576,000,000, or $22.00 per share (Note 11).

15. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments to fund loans were $21,980,000 at June 30, 2018 and are for prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, we have certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. CIM Commercial had a total of $20,297,000 in future obligations under leases to fund tenant improvements and other future construction obligations at June 30, 2018. At June 30, 2018, $12,670,000 was funded to reserve accounts included in restricted cash on our consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreements entered into in June 2016.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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
In April 2017, the City and County of San Francisco filed suit against certain of our subsidiaries and us claiming past due real property transfer tax relating to a transaction in a prior year. In June 2017, we filed a demurrer against the City and County of San Francisco. The demurrer was denied in July 2017. We filed a writ to appeal the denial of the demurrer in early August 2017. The writ was denied in August 2017 and, in order to continue to contest the asserted tax obligations, we paid the City and County of San Francisco $11,845,000 in penalties, interest and legal fees in late August 2017. We filed claims for refund in January 2018 in an effort to recover the full amounts paid. At this time, we cannot determine the amount, if any, of the previously assessed and previously expensed tax obligations that will be recovered through the refund process; these claims were denied by the City and County of San Francisco in July 2018. We believe that we have defenses to, and intend to continue to vigorously contest, the asserted tax obligations and are evaluating our next course of action.
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
Rent Expense—Rent expense under a ground lease for a property that was sold in August 2017, which includes straight-line rent and amortization of acquired below-market ground lease, was $0 for the three and six months ended June 30, 2018 and $438,000 and $876,000 for the three and six months ended June 30, 2017, respectively. We record rent expense on a straight-line basis.
We lease office space in Dallas, Texas under a lease which expires in May 2019. We recorded rent expense of $62,000 and $56,000 for the three months ended June 30, 2018 and 2017, respectively, and $117,000 and $112,000 for the six months ended June 30, 2018 and 2017, respectively.
At June 30, 2018, our scheduled future noncancelable minimum lease payments were $128,000 for the six months ending December 31, 2018 and $106,000 for the year ending December 31, 2019.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

16. FUTURE MINIMUM LEASE RENTALS
Future minimum rental revenue under long-term operating leases at June 30, 2018, excluding tenant reimbursements of certain costs, are as follows:

Years Ending December 31,	Governmental Tenants	Other Tenants	Total
	(in thousands)
2018 (Six months ending December 31, 2018)	$18,547	$46,838	$65,385
2019	35,623	94,146	129,769
2020	33,423	82,987	116,410
2021	22,525	67,811	90,336
2022	11,221	62,667	73,888
Thereafter	40,318	155,835	196,153
	$161,657	$510,284	$671,941

17. CONCENTRATIONS
Tenant Revenue Concentrations—Rental revenue, excluding tenant reimbursements of certain costs, from the U.S. General Services Administration and other government agencies (collectively, "Governmental Tenants"), which primarily occupy properties located in Washington, D.C., accounted for approximately 19.0% and 21.2% of our rental and other property income and hotel income for the three months ended June 30, 2018 and 2017, respectively, and 19.3% and 20.2% for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and December 31, 2017, $4,055,000 and $5,130,000, respectively, was due from Governmental Tenants (Note 16).
Rental revenue, excluding tenant reimbursements of certain costs, from Kaiser Foundation Health Plan, Incorporated ("Kaiser"), which occupies space in two of our Oakland, California properties, accounted for approximately 9.8% and 7.9% of our rental and other property income and hotel income for the three months ended June 30, 2018 and 2017, respectively, and 10.0% and 7.5% for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and December 31, 2017, $195,000 and $91,000, respectively, was due from Kaiser.
Geographical Concentrations of Investments in Real Estate—As of June 30, 2018 and December 31, 2017, we owned 16 and 15 office properties, respectively, one hotel property, two parking garages, and two development sites, one of which is being used as a parking lot. These properties are located in two states and Washington, D.C.
Our revenue concentrations from properties are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
California	77.7%	61.1%	77.2%	62.2%
Washington, D.C.	19.1	23.7	19.5	22.2
Texas	3.2	8.0	3.3	7.9
North Carolina	—	4.9	—	5.6
New York	—	2.3	—	2.1
	100.0%	100.0%	100.0%	100.0%

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

Our real estate investments concentrations from properties are as follows:

	June 30, 2018	December 31, 2017
California	70.6%	66.4%
Washington, D.C.	27.2	31.2
Texas	2.2	2.4
	100.0%	100.0%

18. SEGMENT DISCLOSURE
In accordance with ASC Topic 280, Segment Reporting, our reportable segments during the three and six months ended June 30, 2018 consist of two types of commercial real estate properties, namely, office and hotel, as well as a segment for our lending business. Our reportable segments during the three and six months ended June 30, 2017 consist of three types of commercial real estate properties, namely, office, hotel and multifamily, as well as a segment for our lending business. Management internally evaluates the operating performance and financial results of the segments based on net operating income. We also have certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to our audited consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC on March 12, 2018.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

The net operating income of our segments for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Office:
Revenues	$37,904	$43,914	$72,820	$93,007
Property expenses:
Operating	13,943	17,804	25,430	31,557
General and administrative	98	394	979	682
Total property expenses	14,041	18,198	26,409	32,239
Segment net operating income—office	23,863	25,716	46,411	60,768
Hotel:
Revenues	10,947	10,604	21,438	21,122
Property expenses:
Operating	6,837	6,586	13,370	13,025
General and administrative	—	35	18	39
Total property expenses	6,837	6,621	13,388	13,064
Segment net operating income—hotel	4,110	3,983	8,050	8,058
Multifamily:
Revenues	—	4,714	—	9,717
Property expenses:
Operating	—	2,859	—	5,627
General and administrative	—	113	—	342
Total property expenses	—	2,972	—	5,969
Segment net operating income—multifamily	—	1,742	—	3,748
Lending:
Revenues	2,708	2,067	5,699	4,402
Lending expenses:
Interest expense	300	(55)	484	87
Fees to related party	639	784	1,240	1,628
General and administrative	390	310	859	677
Total lending expenses	1,329	1,039	2,583	2,392
Segment net operating income—lending	1,379	1,028	3,116	2,010
Total segment net operating income	$29,352	$32,469	$57,577	$74,584

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

A reconciliation of our segment net operating income to net income attributable to the Company for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Total segment net operating income	$29,352	$32,469	$57,577	$74,584
Asset management and other fees to related parties	(5,504)	(7,079)	(11,114)	(14,935)
Interest expense	(6,511)	(9,568)	(12,960)	(19,199)
General and administrative	(1,427)	(795)	(3,435)	(1,586)
Transaction costs	(344)	(11,615)	(344)	(11,628)
Depreciation and amortization	(13,325)	(14,761)	(26,473)	(31,992)
Impairment of real estate	—	(13,100)	—	(13,100)
Gain on sale of real estate	—	116,283	—	304,017
Income before provision for income taxes	2,241	91,834	3,251	286,161
Provision for income taxes	(292)	(462)	(680)	(854)
Net income	1,949	91,372	2,571	285,307
Net income attributable to noncontrolling interests	(12)	(9)	(16)	(14)
Net income attributable to the Company	$1,937	$91,363	$2,555	$285,293
The condensed assets for each of the segments as of June 30, 2018 and December 31, 2017, along with capital expenditures and loan originations for the six months ended June 30, 2018 and 2017, are as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Condensed assets:
Office	$1,131,926	$997,808
Hotel	109,774	107,790
Lending	95,175	92,919
Multifamily	—	815
Non-segment assets	51,486	137,056
Total assets	$1,388,361	$1,336,388

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and
for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Capital expenditures (1):
Office	$10,040	$11,973
Hotel	824	74
Multifamily	—	224
Total capital expenditures	10,864	12,271
Loan originations	28,460	23,875
Total capital expenditures and loan originations	$39,324	$36,146

(1)	Represents additions and improvements to real estate investments, excluding acquisitions. Includes the activity for dispositions through their respective disposition dates.

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
The following discussion of our financial condition at June 30, 2018 and results of operations for the three and six months ended June 30, 2018 and 2017 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. For a more detailed description of the risks affecting our financial condition and results of operations, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
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

Properties
As of June 30, 2018, our real estate portfolio consisted of 21 assets, all of which are fee-simple properties. As of June 30, 2018, our 19 office properties (including one parking garage and two development sites, one of which is being used as a parking lot), totaling approximately 3.4 million rentable square feet, were 94.0% occupied and one hotel with an ancillary parking garage, which has a total of 503 rooms, had revenue per available room ("RevPAR") of $141.10 for the six months ended June 30, 2018.
Strategy
Our strategy is to continue to primarily acquire Class A and creative office assets in vibrant and improving urban communities throughout the United States in a manner that will allow us to increase our NAV and cash flow per share of Common Stock. Our strategy is centered around CIM's community qualification process. We believe this strategy provides us with a significant competitive advantage when making urban real estate acquisitions. The qualification process generally takes between six months and five years and is a critical component of CIM's evaluation. CIM examines the characteristics of a market to determine whether the district justifies the extensive efforts CIM undertakes in reviewing and making potential acquisitions in its qualified communities ("Qualified Communities"). Qualified Communities generally fall into one of two categories: (i) transitional urban districts that have dedicated resources to become vibrant urban communities and (ii) well-established, thriving urban areas (typically major central business districts). Qualified Communities are distinct districts which have dedicated resources to become or are currently vibrant communities where people can live, work, shop and be entertained—all within walking distance or close proximity to public transportation. These areas also generally have high barriers to entry, high population density, improving demographic trends and a propensity for growth. CIM believes that a vast majority of the risks associated with acquiring real assets are mitigated by accumulating local market knowledge of the community where the asset is located. CIM typically spends significant time and resources qualifying targeted communities prior to making any acquisitions. Since 1994, CIM Group has qualified 114 communities and has deployed capital in 68 of these Qualified Communities. Although we may not deploy capital exclusively in Qualified Communities, it is expected that most of our assets will be identified through this systematic process. Our strategy may also include side-by-side acquisitions with one or more funds of CIM including, without limitation, a side-by-side or direct deployment of capital in a perpetual-life real estate debt fund that principally originates loans secured directly or indirectly by commercial real estate properties. Further, as part of our strategy, we may deploy capital in or originate loans that are secured directly or indirectly by properties primarily located in Qualified Communities that meet our strategy. Such loans may include limited and or non-recourse junior (mezzanine, B-note or 2nd lien) and senior acquisition, bridge or repositioning loans.
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
We seek to utilize the CIM platform to acquire and improve assets within CIM's Qualified Communities. We believe assets in these markets provide greater returns as a result of improving demographics, public commitment, and significant private investment within the areas. Over time, we seek to expand our real estate assets in communities targeted by CIM Group, supported by CIM Group's broad real estate capabilities, as part of our plan to prudently grow market value and earnings. As a matter of prudent management, we also regularly evaluate each asset within our portfolio as well as our strategies. Such review may result in dispositions when an asset no longer fits our overall objectives or strategies or when our view of the market value of such asset is equal to or exceeds its intrinsic value. As a result of such review, we sold an office property in 2015; two hotels in 2016; and six office properties, one parking garage, and five multifamily properties in 2017. Such review may result in additional dispositions from time to time. We used a substantial portion of the net proceeds of such dispositions to provide liquidity to our common stockholders in 2016 and 2017 at prices reflecting our NAV and cash flow prospects.

Rental Rate Trends
Office Statistics:    The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods:

	As of June 30,
	2018	2017
Occupancy (1)	94.0%	86.6%
Annualized rent per occupied square foot (1)(2)	$44.54	$41.04

(1)
We acquired one office property during the six months ended June 30, 2018 and we acquired one office property and sold six office properties and a parking garage during the year ended December 31, 2017. Excluding these properties, the occupancy and annualized rent per occupied square foot were 94.0% and $42.99 as of June 30, 2018 and 93.2% and $40.01 as of June 30, 2017. No office properties were sold during the six months ended June 30, 2018.

(2)
Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements for the twelve months ended June 30, 2018 and 2017 were approximately $3,981,000 and $3,838,000, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.

Over the next four quarters, we expect to see expiring cash rents as set forth in the table below:

	For the Three Months Ended
	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
Expiring Cash Rents:
Expiring square feet (1)	79,211	55,626	24,469	174,192
Expiring rent per square foot (2)	$38.06	$39.30	$48.84	$29.00

(1)	All month-to-month tenants occupying a total of 30,103 square feet are included in the expiring leases in the first quarter listed.

(2)
Represents gross monthly base rent, as of June 30, 2018, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

During the three and six months ended June 30, 2018, we executed leases with terms longer than 12 months totaling 25,898 and 87,358 square feet, respectively. The table below sets forth information on certain of our executed leases during the three and six months ended June 30, 2018, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

	Number of Leases (1)	Rentable Square Feet	New Cash Rents per Square Foot (2)	Expiring Cash Rents per Square Foot (2)
Three months ended June 30, 2018	5	19,442	$45.25	$38.67
Six months ended June 30, 2018	17	67,023	$59.48	$46.82

(1)	Based on the number of tenants that signed leases.

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
Multifamily Statistics:    We sold our five multifamily properties between May and December 2017. The following table sets forth occupancy rates and the monthly rent per occupied unit across our multifamily portfolio for the specified periods:

	As of June 30,
	2018	2017
Occupancy (1)	—	95.0%
Monthly rent per occupied unit (1) (2)	—	$2,488

(1)	Occupancy and monthly rent per occupied unit are not applicable as of June 30, 2018 due to the sale of our five multifamily properties during the year ended December 31, 2017.

(2)	Represents gross monthly base rent under leases commenced as of the specified period, divided by occupied units. This amount reflects total cash rent before concessions.
Hotel Statistics:    The following table sets forth the occupancy, average daily rate ("ADR") and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Six Months Ended June 30,
	2018	2017
Occupancy	84.1%	84.0%
ADR	$167.83	$165.44
RevPAR	$141.10	$138.97

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
Results of Operations
Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017
Net Income

	Three Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Total revenues	$51,559	$61,299	$(9,740)	(15.9)%
Total expenses	49,318	85,748	(36,430)	(42.5)%
Gain on sale of real estate	—	116,283	(116,283)	—
Net income	1,949	91,372	(89,423)	(97.9)%
Net income decreased to $1,949,000, or by $89,423,000, for the three months ended June 30, 2018, compared to $91,372,000 for the three months ended June 30, 2017. The decrease is primarily attributable to a decrease in the gain on sale of real estate of $116,283,000, a decrease of $3,117,000 in net operating income of our operating segments, and an increase of $632,000 in corporate general and administrative expenses, partially offset by a decrease of $13,100,000 in impairment of real estate, a decrease of $11,271,000 in transaction costs, a decrease of $3,057,000 in interest expense, a decrease of $1,575,000 in asset management and other fees to related parties, and a decrease of $1,436,000 in depreciation and amortization expense.
Funds from Operations ("FFO")
We believe that FFO is a widely recognized and appropriate measure of the performance of a REIT and that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO represents net income (loss) attributable to common stockholders, computed in accordance with GAAP, which reflects the deduction of redeemable preferred stock dividends accumulated, excluding gains (or losses) from sales of real estate, impairment of real estate, and real estate depreciation and amortization. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("the NAREIT").
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

The following table sets forth a reconciliation of net (loss) income attributable to common stockholders to FFO attributable to common stockholders:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Net (loss) income attributable to common stockholders	$(1,876)	$91,291
Depreciation and amortization	13,325	14,761
Impairment of real estate	—	13,100
Gain on sale of depreciable assets	—	(116,283)
FFO attributable to common stockholders	$11,449	$2,869
FFO attributable to common stockholders was $11,449,000 for the three months ended June 30, 2018, an increase of $8,580,000 compared to $2,869,000 for the three months ended June 30, 2017. The increase in FFO was primarily attributable to a decrease of $11,271,000 in transaction costs, a decrease of $3,057,000 in interest expense, and a decrease of $1,575,000 in asset management and other fees to related parties, partially offset by $3,152,000 in redeemable preferred stock dividends accumulated, a decrease of $3,117,000 in net operating income of our operating segments, and an increase of $632,000 in corporate general and administrative expenses.
Summary Segment Results
During the three months ended June 30, 2018, CIM Commercial operated in three segments: office and hotel properties and lending. During the three months ended June 30, 2017, CIM Commercial operated in four segments: office, hotel and multifamily properties and lending. Set forth and described below are summary segment results for our operating segments.

	Three Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenues:
Office	$37,904	$43,914	$(6,010)	(13.7)%
Hotel	10,947	10,604	343	3.2%
Multifamily	—	4,714	(4,714)	—
Lending	2,708	2,067	641	31.0%
Expenses:
Office	14,041	18,198	(4,157)	(22.8)%
Hotel	6,837	6,621	216	3.3%
Multifamily	—	2,972	(2,972)	—
Lending	1,329	1,039	290	27.9%
Revenues
Office Revenue: Office revenue includes rental revenue from office properties, expense reimbursements and lease termination income. Office revenue decreased to $37,904,000, or by 13.7%, for the three months ended June 30, 2018 compared to $43,914,000 for the three months ended June 30, 2017. The decrease is primarily due to the sale of an office property in Charlotte, North Carolina in June 2017, the sale of an office property and parking garage in Sacramento, California in June 2017, the sale of two office properties in Washington, D.C. in August and October 2017, the sale of an office property in Los Angeles, California in September 2017, a decrease in lease termination income at one of our California properties, partially offset by an increase from the acquisitions of the office property in San Francisco, California in December 2017 and the office property in Beverly Hills, California in January 2018, an increase at certain of our California and Washington, D.C. properties due to increases in occupancy and or rental rates, and an increase in expense reimbursements at certain of our California properties and at one of our Washington, D.C. properties. The aforementioned sales are expected to cause office revenue to decrease materially for the remainder of 2018. However, such decrease is expected to be partially offset by revenue increases from the acquisitions of the office property in San Francisco, California in December 2017 and the office property in Beverly Hills, California in January 2018.
Hotel Revenue: Hotel revenue increased to $10,947,000, or by 3.2%, for the three months ended June 30, 2018, compared to $10,604,000 for the three months ended June 30, 2017.
Multifamily Revenue: Multifamily revenue of $4,714,000 for the three months ended June 30, 2017 was related to three multifamily properties in Dallas, Texas sold in May and June 2017, a multifamily property in New York, New York sold in September 2017, and a multifamily property in Houston, Texas sold in December 2017. As a result of the aforementioned sales of our multifamily properties, we do not expect any multifamily revenue during 2018.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue increased to $2,708,000, or by 31.0%, for the three months ended June 30, 2018, compared to $2,067,000 for the three months ended June 30, 2017. The increase is primarily due to an increase in premium income from the sale of the guaranteed portion of our SBA 7(a) loans, an increase in interest income due to an increase in the principal balance of our loan portfolio as well as increases in the prime rate, and higher revenue as a result of the recognition of accretion for discounts related to increased prepayments on our loans.
Expenses
Office Expenses: Office expenses decreased to $14,041,000, or by 22.8%, for the three months ended June 30, 2018, compared to $18,198,000 for the three months ended June 30, 2017. The decrease is primarily due to the sale of an office property in Charlotte, North Carolina in June 2017, the sale of an office property and parking garage in Sacramento, California in June 2017, the sale of two office properties in Washington, D.C. in August and October 2017, the sale of an office property in Los Angeles, California in September 2017, partially offset by an increase from the acquisitions of the office property in San Francisco, California in December 2017 and the office property in Beverly Hills, California in January 2018, and an increase in operating expenses and other reimbursable expenses at certain of our California properties and at one of our Washington, D.C. properties. The aforementioned sales are expected to cause office expenses to decrease materially for the remainder of 2018. However, such decrease is expected to be partially offset by expense increases from the acquisitions of the office property in San Francisco, California in December 2017 and the office property in Beverly Hills, California in January 2018.
Hotel Expenses: Hotel expenses increased to $6,837,000, or by 3.3%, for the three months ended June 30, 2018, compared to $6,621,000 for the three months ended June 30, 2017.
Multifamily Expenses: Multifamily expenses of $2,972,000 for the three months ended June 30, 2017 were related to three multifamily properties in Dallas, Texas sold in May and June 2017, a multifamily property in New York, New York sold in September 2017, and a multifamily property in Houston, Texas sold in December 2017. As a result of the aforementioned sales of our multifamily properties, we do not expect any multifamily expenses during 2018.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including general and administrative expenses and fees to related party, related to the operation of the lending business. Lending expenses increased to $1,329,000, or by 27.9%, for the three months ended June 30, 2018, compared to $1,039,000 for the three months ended June 30, 2017, primarily due to interest expense that commenced in May 2018 as a result of the issuance of the SBA 7(a) loan-backed notes and an increase in interest expense from secured borrowings.
Asset Management and Other Fees to Related Parties: Asset management fees totaled $4,460,000 for the three months ended June 30, 2018, compared to $6,130,000 for the three months ended June 30, 2017. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban's assets, which are appraised in the fourth quarter of each year. The lower fees reflect a decrease in the adjusted fair value of CIM Urban's assets due to the sale of two multifamily properties in May 2017, the sale of two office properties, one parking garage, and one multifamily property in June 2017, the sale of one office property in August 2017, the sale of one office property and one multifamily property in September 2017, the sale of one office property in October 2017, and the sale of one multifamily property in December 2017, partially offset by the acquisition of one office property in December 2017, the acquisition of one office property in January 2018 and net increases in the fair value of CIM Urban’s real estate assets based on the December 31, 2017 appraised values as well as incremental capital expenditures incurred in the first six months of 2018. CIM Commercial also pays a Base Service Fee to the Administrator, a related party, which totaled $269,000 for the three months ended June 30, 2018 compared to $265,000 for the three months ended June 30, 2017. In addition, the Administrator received compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the three months ended June 30, 2018 and 2017, we expensed $697,000 and $560,000 for such services, respectively. For the three months ended June 30, 2018 and 2017, we also expensed $78,000 and $124,000, respectively, related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement Agreement. Asset

management fees are expected to decrease materially for the remainder of 2018 as a result of our completed sales in 2017, partially offset by increases resulting from the acquisitions of two office properties in December 2017 and January 2018.
Interest Expense: Interest expense, which is not allocated to our operating segments, was $6,511,000 for the three months ended June 30, 2018, a decrease of $3,057,000 compared to $9,568,000 in the corresponding period in 2017. The decrease is primarily due to the payoff of mortgage loans with a combined balance of $38,781,000 in connection with the sale of our three multifamily properties in Dallas, Texas in May and June 2017, the assumption of a $21,700,000 mortgage loan by the buyer of an office property in Los Angeles, California in September 2017, the assumption of a $28,560,000 mortgage loan by the buyer of our multifamily property in Houston, Texas in December 2017, and a decrease in interest expense, including the impact of interest rate swaps, and loan fee amortization expense under the unsecured credit and term loan facilities, mainly due to lower average outstanding balances under the unsecured credit and term loan facilities, primarily due to aggregate repayments of $215,000,000 of outstanding borrowings on our unsecured term loan facility in August and November 2017. Our interest expense is expected to decrease for the remainder of 2018 due to the reductions in debt described above. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as our outstanding borrowings and the terms of any new borrowings we may enter into.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $1,427,000 for the three months ended June 30, 2018, an increase of $632,000 compared to $795,000 in the corresponding period in 2017. The increase is primarily due to certain expenses related to our multifamily properties sold during the year ended December 31, 2017, which were expensed during the three months ended June 30, 2018.
Transaction Costs: Transaction costs were $344,000 for the three months ended June 30, 2018, a decrease of $11,271,000 compared to $11,615,000 for the three months ended June 30, 2017. The decrease is primarily due to an $11,592,000 expense recorded during the three months ended June 30, 2017 in connection with a suit filed by the City and County of San Francisco claiming past due real property transfer tax relating to a transaction in a prior year, partially offset by an increase in abandoned project costs. The Company filed claims for refund in January 2018 in an effort to recover the full amounts paid; these claims were denied by the City and County of San Francisco in July 2018. We believe that we have defenses to, and intend to continue to vigorously contest, the asserted tax obligations and are evaluating our next course of action.
Depreciation and Amortization Expense: Depreciation and amortization expense was $13,325,000 for the three months ended June 30, 2018, a decrease of $1,436,000 compared to $14,761,000 for the three months ended June 30, 2017. The decrease is primarily due to the sale of three multifamily properties in Dallas, Texas that were held for sale in May 2017 and sold in May and June 2017, the sale of two office properties and a parking garage in Sacramento, California and Charlotte, North Carolina, that were held for sale in April 2017 and sold in June 2017, the sale of an office property in Los Angeles, California that was held for sale in May 2017 and sold in September 2017, the sale of two multifamily properties in New York, New York and Houston, Texas that were held for sale in July 2017 and sold in September and December 2017, respectively, the sale of two office properties in Washington, D.C. that were held for sale in August 2017 and sold in August and October 2017, partially offset by depreciation expense related to two office properties in San Francisco, California and Beverly Hills, California, which were acquired in December 2017 and January 2018, respectively, as well as additional capital expenditures. Depreciation expense is expected to decrease materially for the remainder of 2018 as a result of our completed sales in 2017, partially offset by increases from the acquisitions of two office properties in December 2017 and January 2018.
Impairment of Real Estate: Impairment of real estate was $0 for the three months ended June 30, 2018 and $13,100,000 for the three months ended June 30, 2017. In August 2017, we negotiated an agreement with an unrelated third-party for the sale of an office property, which was sold in October 2017. We determined the book value of this property exceeded its estimated fair value less costs to sell, and as such, an impairment charge of $13,100,000 was recognized for the three months ended June 30, 2017. Our determination of fair value was based on the sales price negotiated with the third-party buyer.
Provision for Income Taxes: Provision for income taxes was $292,000 for the three months ended June 30, 2018, a decrease of $170,000, compared to $462,000 for the three months ended June 30, 2017, due to decreases in taxable income at our taxable REIT subsidiaries.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017
Net Income

	Six Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Total revenues	$99,957	$128,248	$(28,291)	(22.1)%
Total expenses	96,706	146,104	(49,398)	(33.8)%
Gain on sale of real estate	—	304,017	(304,017)	—
Net income	2,571	285,307	(282,736)	—
Net income decreased to $2,571,000, or by $282,736,000, for the six months ended June 30, 2018, compared to $285,307,000 for the six months ended June 30, 2017. The decrease is primarily attributable to a decrease in the gain on sale of real estate of $304,017,000, a decrease of $17,007,000 in net operating income of our operating segments, and an increase of $1,849,000 in corporate general and administrative expenses, partially offset by a decrease of $13,100,000 in impairment of real estate, a decrease of $11,284,000 in transaction costs, a decrease of $6,239,000 in interest expense, a decrease of $5,519,000 in depreciation and amortization expense, and a decrease of $3,821,000 in asset management and other fees to related parties.
Funds from Operations ("FFO")
We believe that FFO is a widely recognized and appropriate measure of the performance of a REIT and that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO represents net income (loss) attributable to common stockholders, computed in accordance with GAAP, which reflects the deduction of redeemable preferred stock dividends accumulated, excluding gains (or losses) from sales of real estate, impairment of real estate, and real estate depreciation and amortization. We calculate FFO in accordance with the standards established by the NAREIT.
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
The following table sets forth a reconciliation of net (loss) income attributable to common stockholders to FFO attributable to common stockholders:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net (loss) income attributable to common stockholders	$(4,902)	$285,190
Depreciation and amortization	26,473	31,992
Impairment of real estate	—	13,100
Gain on sale of depreciable assets	—	(304,017)
FFO attributable to common stockholders	$21,571	$26,265
FFO attributable to common stockholders was $21,571,000 for the six months ended June 30, 2018, a decrease of $4,694,000 compared to $26,265,000 for the six months ended June 30, 2017. The decrease in FFO was primarily attributable to a decrease of $17,007,000 in net operating income of our operating segments, $6,304,000 in redeemable preferred stock dividends accumulated, an increase of $1,849,000 in corporate general and administrative expenses, and an increase of

$1,052,000 in redeemable preferred stock dividends declared, partially offset by a decrease of $11,284,000 in transaction costs, a decrease of $6,239,000 in interest expense, and a decrease of $3,821,000 in asset management and other fees to related parties.
Summary Segment Results
During the six months ended June 30, 2018, CIM Commercial operated in three segments: office and hotel properties and lending. During the six months ended June 30, 2017, CIM Commercial operated in four segments: office, hotel and multifamily properties and lending. Set forth and described below are summary segment results for our operating segments.

	Six Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenues:
Office	$72,820	$93,007	$(20,187)	(21.7)%
Hotel	21,438	21,122	316	1.5%
Multifamily	—	9,717	(9,717)	—
Lending	5,699	4,402	1,297	29.5%
Expenses:
Office	26,409	32,239	(5,830)	(18.1)%
Hotel	13,388	13,064	324	2.5%
Multifamily	—	5,969	(5,969)	—
Lending	2,583	2,392	191	8.0%
Revenues
Office Revenue: Office revenue includes rental revenue from office properties, expense reimbursements and lease termination income. Office revenue decreased to $72,820,000, or by 21.7%, for the six months ended June 30, 2018 compared to $93,007,000 for the six months ended June 30, 2017. The decrease is primarily due to the sale of an office property in San Francisco, California in March 2017, the sale of an office property in Charlotte, North Carolina in June 2017, the sale of an office property and parking garage in Sacramento, California in June 2017, the sale of two office properties in Washington, D.C. in August and October 2017, the sale of an office property in Los Angeles, California in September 2017, and a decrease in lease termination income at one of our California properties, partially offset by an increase from the acquisitions of the office property in San Francisco, California in December 2017 and the office property in Beverly Hills, California in January 2018 and an increase at certain of our California and Washington, D.C. properties due to increases in occupancy and or rental rates. The aforementioned sales are expected to cause office revenue to decrease materially for the remainder of 2018. However, such decrease is expected to be partially offset by revenue increases from the acquisitions of the office property in San Francisco, California in December 2017 and the office property in Beverly Hills, California in January 2018.
Hotel Revenue: Hotel revenue increased to $21,438,000, or by 1.5%, for the six months ended June 30, 2018, compared to $21,122,000 for the six months ended June 30, 2017.
Multifamily Revenue: Multifamily revenue of $9,717,000 for the six months ended June 30, 2017 was related to three multifamily properties in Dallas, Texas sold in May and June 2017, a multifamily property in New York, New York sold in September 2017, and a multifamily property in Houston, Texas sold in December 2017. As a result of the aforementioned sales of our multifamily properties, we do not expect any multifamily revenue during 2018.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue increased to $5,699,000, or by 29.5%, for the six months ended June 30, 2018, compared to $4,402,000 for the six months ended June 30, 2017. The increase is primarily due to an increase in premium income from the sale of the guaranteed portion of our SBA 7(a) loans, an increase in interest income due to an increase in the prime rate and higher revenue as a result of the recognition of accretion for discounts related to increased prepayments on our loans, partially offset by a decrease related to a break-up fee received during the six months ended June 30, 2017.

Expenses
Office Expenses: Office expenses decreased to $26,409,000, or by 18.1%, for the six months ended June 30, 2018, compared to $32,239,000 for the six months ended June 30, 2017. The decrease is primarily due to the sale of an office property in Charlotte, North Carolina in June 2017, the sale of an office property and parking garage in Sacramento, California in June 2017, the sale of two office properties in Washington, D.C. in August and October 2017, the sale of an office property in Los Angeles, California in September 2017, and a decrease in real estate taxes at certain California properties due to real estate tax refunds related to prior years, partially offset by an increase due to the transfer of the right to collect supplemental real estate tax reimbursements which reduced real estate taxes at our office property in San Francisco, California sold in March 2017, an increase from the acquisitions of the office property in San Francisco, California in December 2017 and the office property in Beverly Hills, California in January 2018, and an increase in operating expenses and other reimbursable expenses at certain of our California properties and at one of our Washington, D.C. properties. The aforementioned sales are expected to cause office expenses to decrease materially for the remainder of 2018. However, such decrease is expected to be partially offset by expense increases from the acquisitions of the office property in San Francisco, California in December 2017 and the office property in Beverly Hills, California in January 2018.
Hotel Expenses: Hotel expenses increased to $13,388,000, or by 2.5%, for the six months ended June 30, 2018, compared to $13,064,000 for the six months ended June 30, 2017.
Multifamily Expenses: Multifamily expenses of $5,969,000 for the six months ended June 30, 2017 were related to three multifamily properties in Dallas, Texas sold in May and June 2017, a multifamily property in New York, New York sold in September 2017, and a multifamily property in Houston, Texas sold in December 2017. As a result of the aforementioned sales of our multifamily properties, we do not expect any multifamily expenses during 2018.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including general and administrative expenses and fees to related party, related to the operation of the lending business. Lending expenses increased to $2,583,000, or by 8.0%, for the six months ended June 30, 2018, compared to $2,392,000 for the six months ended June 30, 2017, primarily due to an increase in interest expense from secured borrowings and interest expense that commenced in May 2018 as a result of the issuance of the SBA 7(a) loan-backed notes, partially offset by a decrease in payroll related expenses.
Asset Management and Other Fees to Related Parties: Asset management fees totaled $8,875,000 for the six months ended June 30, 2018, compared to $12,544,000 for the six months ended June 30, 2017. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban's assets, which are appraised in the fourth quarter of each year. The lower fees reflect a decrease in the adjusted fair value of CIM Urban's assets due to the sale of one office property in March 2017, the sale of two multifamily properties in May 2017, the sale of two office properties, one parking garage, and one multifamily property in June 2017, the sale of one office property in August 2017, the sale of one office property and one multifamily property in September 2017, the sale of one office property in October 2017, and the sale of one multifamily property in December 2017, partially offset by the acquisition of one office property in December 2017, the acquisition of one office property in January 2018 and net increases in the fair value of CIM Urban’s real estate assets based on the December 31, 2017 appraised values as well as incremental capital expenditures incurred in the first six months of 2018. CIM Commercial also pays a Base Service Fee to the Administrator, a related party, which totaled $539,000 for the six months ended June 30, 2018 compared to $530,000 for the six months ended June 30, 2017. In addition, the Administrator received compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the six months ended June 30, 2018 and 2017, we expensed $1,555,000 and $1,622,000 for such services, respectively. For the six months ended June 30, 2018 and 2017, we also expensed $145,000 and $239,000, respectively, related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement Agreement. Asset management fees are expected to decrease materially for the remainder of 2018 as a result of our completed sales in 2017, partially offset by increases resulting from the acquisitions of two office properties in December 2017 and January 2018.
Interest Expense: Interest expense, which is not allocated to our operating segments, was $12,960,000 for the six months ended June 30, 2018, a decrease of $6,239,000 compared to $19,199,000 in the corresponding period in 2017. The decrease is primarily due to the payoff of a $25,331,000 mortgage loan in March 2017 in connection with the sale of an office property in San Francisco, California, the payoff of mortgage loans with a combined balance of $38,781,000 in connection with the sale of our three multifamily properties in Dallas, Texas in May and June 2017, the assumption of a $21,700,000 mortgage loan by the buyer of an office property in Los Angeles, California in September 2017, the assumption of a $28,560,000 mortgage loan by the buyer of our multifamily property in Houston, Texas in December 2017, and a decrease in interest expense, including the impact of interest rate swaps, and loan fee amortization expense under the unsecured credit and term loan facilities, mainly due to lower average outstanding balances under the unsecured credit and term loan facilities, primarily due to aggregate repayments of $215,000,000 of outstanding borrowings on our unsecured term loan facility in August and November 2017. Our interest expense is expected to decrease for the remainder of 2018 due to the reductions in debt described above. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as our outstanding borrowings and the terms of any new borrowings we may enter into.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $3,435,000 for the six months ended June 30, 2018, an increase of $1,849,000 compared to $1,586,000 in the corresponding period in 2017. The increase is primarily due to certain expenses related to our multifamily properties sold during the year ended December 31, 2017, which were expensed during the six months ended June 30, 2018, and an increase in legal and other professional fees and shareholder services expenses.
Transaction Costs: Transaction costs were $344,000 for the six months ended June 30, 2018, a decrease of $11,284,000 compared to $11,628,000 for the six months ended June 30, 2017. The decrease is primarily due to an $11,592,000 expense recorded during the six months ended June 30, 2017 in connection with a suit filed by the City and County of San Francisco claiming past due real property transfer tax relating to a transaction in a prior year, partially offset by an increase in abandoned project costs. The Company filed claims for refund in January 2018 in an effort to recover the full amounts paid; these claims were denied by the City and County of San Francisco in July 2018. We believe that we have defenses to, and intend to continue to vigorously contest, the asserted tax obligations and are evaluating our next course of action.
Depreciation and Amortization Expense: Depreciation and amortization expense was $26,473,000 for the six months ended June 30, 2018, a decrease of $5,519,000 compared to $31,992,000 for the six months ended June 30, 2017. The decrease is primarily due to the sale of an office property in San Francisco, California that was held for sale starting in February 2017 and sold in March 2017, the sale of three multifamily properties in Dallas, Texas that were held for sale in May 2017 and sold in May and June 2017, the sale of two office properties and a parking garage in Sacramento, California and Charlotte, North Carolina, that were held for sale in April 2017 and sold in June 2017, the sale of an office property in Los Angeles, California that was held for sale in May 2017 and sold in September 2017, the sale of two multifamily properties in New York, New York and Houston, Texas that were held for sale in July 2017 and sold in September and December 2017, respectively, the sale of two office properties in Washington, D.C. that were held for sale in August 2017 and sold in August and October 2017, partially offset by depreciation expense related to two office properties in San Francisco, California and Beverly Hills, California, which were acquired in December 2017 and January 2018, respectively, as well as additional capital expenditures. Depreciation expense is expected to decrease materially for the remainder of 2018 as a result of our completed sales in 2017, partially offset by increases from the acquisitions of two office properties in December 2017 and January 2018.
Impairment of Real Estate: Impairment of real estate was $0 for the six months ended June 30, 2018 and $13,100,000 for the six months ended June 30, 2017. In August 2017, we negotiated an agreement with an unrelated third-party for the sale of an office property, which was sold in October 2017. We determined the book value of this property exceeded its estimated fair value less costs to sell, and as such, an impairment charge of $13,100,000 was recognized for the six months ended June 30, 2017. Our determination of fair value was based on the sales price negotiated with the third-party buyer.
Provision for Income Taxes: Provision for income taxes was $680,000 for the six months ended June 30, 2018, a decrease of $174,000, compared to $854,000 for the six months ended June 30, 2017, due to a decrease in taxable income at one of our taxable REIT subsidiaries.
Liquidity and Capital Resources
Sources and Uses of Funds
In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate consisting of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. CIM Commercial is subject to certain financial maintenance covenants and a minimum property ownership condition. Outstanding advances under the revolver bear interest at (i) the base rate plus 0.20% to 1.00% or (ii) LIBOR plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bore interest at (i) the base rate plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. The revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. Proceeds from the unsecured credit facility were used to repay mortgage loans and outstanding balances under our prior unsecured credit facilities, for acquisitions, short-term funding of a Common Stock tender offer in June 2016, short-term funding of a private repurchase of Common Stock in June 2017, and for general corporate purposes. In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. A portion of the net proceeds from the loans was used to repay outstanding balances under our unsecured credit facility and the remaining portion was used to repurchase shares of our Common Stock in a private repurchase in September 2016. The June 2017 borrowing used to fund the private share repurchase was repaid using proceeds from subsequent asset sales. The credit facility was set to mature in September 2016 and, prior to maturity, we exercised the first of two one year extension options through September 2017 and we permanently reduced the revolving credit commitment under the credit facility to $200,000,000. In August 2017, we exercised the second of two one year extension options through September 2018 and, in connection with such exercise, we paid an extension fee of $300,000. At each of August 3, 2018, June 30, 2018 and December 31, 2017, $0 was outstanding under the credit facility and approximately $200,000,000 was available for future borrowings.
In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial could borrow up to a maximum of $385,000,000. The term loan facility ranks pari passu with CIM Commercial's unsecured credit facility described above; covenants under the term loan facility are substantially the same as those in the unsecured credit facility. Outstanding advances under the term loan facility bear interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio. The term loan facility matures in May 2022. On November 2, 2015, $385,000,000 was drawn under the term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. On August 3, 2017, we repaid $65,000,000 of outstanding borrowings on our unsecured term loan facility. In connection with such paydown, we wrote off deferred loan costs of $601,000 and related accumulated amortization of $193,000, a proportionate amount to the borrowings being repaid. Additionally, on November 29, 2017, we repaid $150,000,000 of outstanding borrowings on our unsecured term loan facility. In connection with such paydown, we wrote off deferred loan costs of $1,387,000 and related accumulated amortization of $512,000, a proportionate amount to the borrowings being repaid. At each of August 3, 2018, June 30, 2018, and December 31, 2017, $170,000,000 was outstanding under the unsecured term loan facility. The interest rate of the term loan facility has been effectively converted to a fixed rate of 3.16% until May 8, 2020 through interest rate swaps that convert the interest rate on the first $170,000,000 of our one-month LIBOR indexed variable rate borrowings to a fixed rate.
At June 30, 2018 and December 31, 2017, we were in compliance with all of our respective financial covenants under the unsecured credit and term loan facilities.
We are currently in discussions with a group of banks with respect to our financing options following the maturity of our unsecured credit facility in September 2018 as well as the possibility of refinancing our unsecured term loan facility. There can be no assurance that such discussions will result in any new financing arrangements. We believe other financing sources would be available to us if such discussions do not result in a new facility.
We have an effective registration statement with the SEC with respect to the offer and sale of up to $900,000,000 of Series A Preferred Units, with each Series A Preferred Unit consisting of (i) one share of Series A Preferred Stock, par value $0.001 per share, of the Company with an initial Stated Value of $25.00 per share, subject to adjustment, and (ii) one Series A Preferred Warrant to purchase 0.25 of a share of Common Stock. The registration statement allows us to sell up to a maximum of 36,000,000 Series A Preferred Units. Holders of our Series A Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the Series A Preferred Stock Stated Value (i.e. the equivalent of $0.34375 per share per quarter). The exercise price of each Series A Preferred Warrant is at a 15.0% premium to the per share estimated NAV of our Common Stock (as most recently published by us at the time of each issuance). As of June 30, 2018, we had issued 2,154,248 Series A Preferred Units and received net proceeds of $49,328,000 after commissions, fees and allocated costs. As of June 30, 2018, 4,385 shares of Series A Preferred Stock had been redeemed.
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
We currently have substantial borrowing capacity and will likely finance our future activities through one or more of the following methods: (i) offerings of shares of Common Stock, Preferred Stock, senior unsecured securities, and or other equity and debt securities; (ii) credit facilities and term loans; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (iv) the sale of existing assets; and or (v) cash flows from operations. We expect to employ leverage levels that are comparable to those of other commercial REITs engaged in business strategies similar to our own.
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
Available Borrowings, Cash Balances and Capital Resources
We have typically financed our capital needs through offerings of shares of Preferred Stock, long-term secured mortgages, unsecured term loan facilities, unsecured short-term credit facilities, and cash flows from operations. As of June 30, 2018 and December 31, 2017, we had total indebtedness of $666,932,000 and $630,852,000, respectively. As of June 30, 2018 and December 31, 2017, $170,000,000 of borrowings under credit and term loan facilities were included in total indebtedness. At each of August 3, 2018, June 30, 2018 and December 31, 2017, $170,000,000 ($0 under the revolver and $170,000,000 under the term loan) was outstanding under the credit and term loan facilities and approximately $200,000,000 was available for future borrowings.
Cash Flow Analysis
Our cash and cash equivalents and restricted cash totaled $113,992,000 and $156,318,000 at June 30, 2018 and December 31, 2017, respectively. Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the collectability of rent and recoveries from our tenants, and loan related activity. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities totaled $36,913,000 for the six months ended June 30, 2018 compared to $21,760,000 for the six months ended June 30, 2017. The increase was primarily due to an increase of $12,361,000 in proceeds from the sale of guaranteed loans, an increase of $7,759,000 in net income adjusted for the gain on sale of real estate, depreciation and amortization expense, impairment of real estate, and the transfer of the right to collect supplemental real estate tax reimbursements at an office property in San Francisco, California that we sold in March 2017, and an increase of $3,167,000 resulting from a lower level of working capital used compared to the prior period, partially offset by a $3,439,000 increase in loans funded and a $3,434,000 decrease in principal collected on loans subject to secured borrowings.
Our cash flows from investing activities are primarily related to property acquisitions and sales, expenditures for development and redevelopment projects, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash used in investing activities for the six months ended June 30, 2018 was $120,751,000 compared to net cash provided by investing activities of $632,565,000 in the corresponding period in 2017. The decrease was primarily due to a decrease of $642,886,000 in cash generated from the sale of real estate during the six months ended June 30, 2017 and an increase in the acquisition of real estate cash outflow of $112,048,000 during the six months ended June 30, 2018.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash provided by financing activities for the six months ended June 30, 2018 was $41,512,000 compared to cash used in financing activities of $672,267,000 in the corresponding period in 2017. The increase in cash flows from financing activities was primarily due to $576,000,000 used during the six months ended June 30, 2017 to repurchase our Common Stock and net borrowings, inclusive of secured borrowings and SBA 7(a) loan-backed notes of the lending business, of $36,874,000 for the six months ended June 30, 2018, compared with net payments of $70,504,000 for the six months ended June 30, 2017. Proceeds from the issuance of our Series A Preferred Units were $19,963,000 during the six months ended June 30, 2018 compared to $5,672,000 in the corresponding period in 2017. Dividends of $13,264,000 for the six months ended June 30, 2018 were sourced from cash provided by operating activities, while dividends of $30,532,000 for the six months ended June 30, 2017 were sourced from net cash provided by operating activities of $21,760,000 and cash on hand at the beginning of the period of $144,449,000.
Contractual Obligations, Commitments and Contingencies
During the six months ended June 30, 2018, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements
At June 30, 2018, we did not have any off-balance sheet arrangements.
Recently Issued Accounting Pronouncements
Our recently issued accounting pronouncements are described in Note 2 to the consolidated financial statements included in this Form 10-Q.
Dividends
Holders of Series A Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the Series A Stated Value (i.e., the equivalent of $0.34375 per share per quarter). Dividends on each share of Series A Preferred Stock begin accruing on, and are cumulative from, the date of issuance. Dividends are payable on the 15th day of the month, or if such day is not a business day, on the first business day thereafter, following the quarter for which the dividend was declared. We expect to pay dividends on our Series A Preferred Stock quarterly, unless our results of operations, our general financing conditions, general economic conditions, applicable provisions of Maryland General Corporation Law ("MGCL") or other factors make it imprudent to do so. The timing and amount of such dividends will be determined by our Board of Directors, in its sole discretion, and may vary from time to time. Dividends declared on our Series A Preferred Stock for the six months ended June 30, 2018 consist of the following:

			Dividends
Declaration Date	Payment Date	Number of Shares	Declared
			(in thousands)
June 4, 2018	July 16, 2018	2,149,863	$662
March 6, 2018	April 16, 2018	1,674,841	$493
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
Holders of our Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by us out of legally available funds. In determining our dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in net asset value and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. There can be no assurance that the future dividends declared by our Board of Directors will not differ materially from historical dividend levels. Dividends per share of Common Stock declared during the six months ended June 30, 2018 consist of the following:

Declaration Date	Payment Date	Type	Dividend Per Common Share
June 4, 2018	June 28, 2018	Regular Quarterly	$0.12500
March 6, 2018	March 29, 2018	Regular Quarterly	$0.12500

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 4.65% to 4.67% at June 30, 2018 and 4.15% to 4.28% at December 31, 2017. Mortgages payable with book values of $414,851,000 and $414,760,000 as of June 30, 2018 and December 31, 2017, respectively, have fair values of approximately $402,736,000 and $413,819,000, respectively.
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. At June 30, 2018 and December 31, 2017 (excluding premiums, discounts, debt issuance costs and any impact related to the interest rate swaps), $416,300,000 (or 62.0%) and $416,300,000 (or 65.7%) of our debt, respectively, was fixed rate mortgage loans, and $254,635,000 (or 38.0%) and $217,761,000 (or 34.3%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding at June 30, 2018 and December 31, 2017, and before the impact of the interest rate swaps, a 12.5 basis point change in LIBOR would result in an annual impact to our earnings of approximately $318,000 and $272,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt or the impact of interest rate swaps.
In order to manage financing costs and interest rate exposure related to our one-month LIBOR indexed variable rate borrowings, on August 13, 2015, we entered into interest rate swap agreements with multiple counterparties. These swap agreements became effective on November 2, 2015. These interest rate swaps effectively convert the interest rate on our term loan facility into a fixed weighted average rate of 1.563% plus the credit spread, which was 1.60% at June 30, 2018 and December 31, 2017, or an all-in rate of 3.16% until May 8, 2020. On August 3, 2017, we repaid $65,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated three interest rate swaps with an aggregate notional value of $65,000,000. In addition, on November 29, 2017, we repaid $150,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated four interest rate swaps with an aggregate notional value of $150,000,000. Our use of these derivative instruments to hedge exposure to changes in interest rates exposes us to credit risk from the potential inability of our counterparties to perform under the terms of the agreements. We attempt to minimize this credit risk by contracting with what we believe to be high-quality financial counterparties. For a description of our derivative contracts, see Note 12 to our consolidated financial statements included in this report.

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of June 30, 2018, our Principal Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and include controls and procedures designed to ensure the information required to be disclosed by the Company in such reports is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CIM COMMERCIAL TRUST CORPORATION
Dated: August 9, 2018	By:	/s/ CHARLES E. GARNER II Charles E. Garner II Chief Executive Officer

Dated: August 9, 2018	By:	/s/ DAVID THOMPSON David Thompson Chief Financial Officer