Form 10-K
period 2018-12-31
CIM Commercial Trust Corp
filed 2019-03-18
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-13610
CIM COMMERCIAL TRUST CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	75-6446078 (I.R.S. Employer Identification No.)
17950 Preston Road, Suite 600, Dallas, Texas (Address of Principal Executive Offices)	75252 (Zip Code)
(972) 349-3200 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.001 par value per share	The Nasdaq Stock Market LLC (Nasdaq Global Market)
Series L preferred stock, $0.001 par value per share	The Nasdaq Stock Market LLC (Nasdaq Global Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐   No ☒
As of June 30, 2018, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on the Nasdaq Global Market as of the close of business on June 30, 2018, was approximately $24.1 million. The registrant does not have any nonvoting common equities.
As of March 15, 2019, the registrant had outstanding 43,795,073 shares of common stock, par value $0.001 per share.

CIM COMMERCIAL TRUST CORPORATION
2018 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our business and availability of funds. Such forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "project," "target," "expect," "intend," "might," "believe," "anticipate," "estimate," "could," "would" "continue," "pursue," "potential," "forecast," "seek," "plan," or "should" or the negative thereof or other variations or similar words or phrases. The forward-looking statements expressed or implied herein are based on current expectations that involve numerous risks and uncertainties identified in this Annual Report on Form 10-K, including, without limitation, the risks identified under the caption "Item 1A—Risk Factors." Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements expressed or implied in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements expressed or implied herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made, except to the extent required by applicable securities laws.

PART I

Item 1.  Business

Business Overview

The principal business of CIM Commercial Trust Corporation and its subsidiaries (which may be referred to in this Annual Report on Form 10-K as "we," "us," "our," "our company", "CIM Commercial" or the "Company") is to acquire, own, and operate Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, positive population trends and a propensity for growth.

We are operated by affiliates of CIM Group, L.P. ("CIM Group" or "CIM"). CIM Group is a vertically-integrated owner and operator of real assets with multi-disciplinary expertise and in-house research, acquisition, credit analysis, development, financing, leasing, and onsite property management capabilities. CIM Group is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona. See the captions "Overview and History of CIM Group", "CIM Urban Partnership Agreement" and "Investment Management Agreement" in "Item 1—Business" of this Annual Report on Form 10-K.

We seek to utilize the CIM Group platform to acquire, improve and develop real estate assets within CIM Group’s qualified communities (“Qualified Communities”). We believe that these assets will provide greater returns than similar assets in other markets, as a result of the population growth, public commitment, and significant private investment that characterize these areas. Over time, we seek to expand our real estate assets in communities targeted by CIM Group, supported by CIM Group’s broad real estate capabilities, as part of our plan to prudently grow market value and earnings.

We primarily acquire Class A and creative office assets located in areas that CIM Group has targeted. These areas include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, positive population trends and a propensity for growth. CIM Group believes that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of real estate assets in the area. CIM Group targets acquisitions of diverse types of real estate assets, including office, retail, for-rent and for-sale multifamily residential, hotel, parking, and signage through CIM Group’s extensive network and its current opportunistic activities.

Our reportable segments consist of two types of commercial real estate properties, namely office and hotel, as well as a segment for our lending business, which primarily originates loans to small businesses. As of December 31, 2018, our real estate portfolio consisted of 21 assets, all of which are fee-simple properties. As of December 31, 2018, our 19 office properties (including one parking garage and two development sites, one of which is being used as a parking lot), totaling approximately 3.4 million rentable square feet, were 93.2% occupied and one hotel with an ancillary parking garage, which has a total of 503 rooms, had revenue per available room ("RevPAR") of $129.73 for the year ended December 31, 2018. For the year ended December 31, 2018, our office portfolio contributed approximately 74.9% of revenue from continuing operations, while our hotel contributed approximately 19.6%, and our lending segment contributed approximately 5.5%.

Our office and hotel assets are located in six U.S. markets. The breakdown by segment, market and submarket, as of December 31, 2018, is as follows:

Overview of our Real Estate Portfolio as of December 31, 2018 (1)

			Office
			and Retail
			Rentable
			Square	Hotel
Property	Market	Sub-Market	Feet	Rooms
Office
1 Kaiser Plaza	Oakland, CA	Lake Merritt	535,324	—
2101 Webster Street (2)	Oakland, CA	Lake Merritt	474,798	—
999 N Capitol Street	District of Columbia	Capitol Hill	315,983	—
899 N Capitol Street	District of Columbia	Capitol Hill	314,667	—
1901 Harrison Street (2)	Oakland, CA	Lake Merritt	282,350	—
1333 Broadway	Oakland, CA	City Center	252,609	—
830 1st Street (2)	District of Columbia	Capitol Hill	247,337	—
2100 Franklin Street (2)	Oakland, CA	Lake Merritt	216,828	—
11620 Wilshire Boulevard	Los Angeles, CA	West Los Angeles	194,643	—
3601 S Congress Avenue (3)	Austin, TX	South	183,885	—
4750 Wilshire Boulevard	Los Angeles, CA	Mid-Wilshire	143,361	—
9460 Wilshire Boulevard	Los Angeles, CA	Beverly Hills	93,622	—
260 Townsend Street (2)	San Francisco, CA	South of Market	66,682	—
11600 Wilshire Boulevard	Los Angeles, CA	West Los Angeles	56,144	—
Lindblade Media Center (4)	Los Angeles, CA	West Los Angeles	32,428	—
1130 Howard Street	San Francisco, CA	South of Market	21,194	—
Total Office (16 Properties)			3,431,855	—

Other Ancillary Properties within Office Portfolio
901 N Capitol Street (5)	District of Columbia	Capitol Hill	—	—
2353 Webster Street Parking Garage (2)	Oakland, CA	Lake Merritt	—	—
2 Kaiser Plaza Parking Lot (6)	Oakland, CA	Lake Merritt	—	—
Total Ancillary Office (3 Properties)			—	—
Total Office including Other Ancillary (19 Properties)			3,431,855	—

Hotel Portfolio (1 Property)
Sheraton Grand Hotel	Sacramento, CA	Downtown/Midtown	—	503

Other Ancillary Properties within Hotel Portfolio (1 Property)
Sheraton Grand Hotel Parking Garage & Retail (7)	Sacramento, CA	Downtown/Midtown	9,453	—

TOTAL PORTFOLIO (21 Properties)			3,441,308	503

(1)
As part of the Asset Sale, as defined in "Item 1—Business—Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock," the Company has sold certain properties and is actively marketing additional properties for sale. The information presented in this table represents historical information without giving effect to the Asset Sale.

(2)
2101 Webster Street, 1901 Harrison Street, 2100 Franklin Street, 2353 Webster Street Parking Garage, 830 1st Street, and 260 Townsend Street were sold in March 2019 as part of the Asset Sale (as defined in "Item 1—Business—Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock").

(3)	3601 S Congress Avenue consists of ten buildings. The Company intends to develop an existing surface parking lot into approximately 42,000 square feet of additional rentable office space.

(4)	Lindblade Media Center consists of three buildings.

(5)
901 N Capitol Street is a 39,696 square foot parcel of land located between 899 and 999 N Capitol Street. We have designed and are entitled to develop a building having approximately 270,000 rentable square feet.

(6)
2 Kaiser Plaza Parking Lot is a 44,642 square foot parcel of land currently being used as a surface parking lot. We are entitled to develop a building, which we are in the process of designing, having approximately 425,000 to 800,000 rentable square feet.

(7)	The site of the Sheraton Grand Hotel Parking Garage & Retail is being evaluated for potential development.

Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock

Asset Sale. In December 2018, the Company obtained the approval of our principal stockholder, which as of the relevant record date owned 95.1% of the issued and outstanding shares of common stock, par value $0.001 per share ("Common Stock"), for the sale of properties specified in the Information Statement on Schedule 14C, filed by the Company with the SEC on January 9, 2019, so long as the aggregate net proceeds from the sale(s) (excluding any property-level cash or restricted cash but after giving effect to any adjustments to the sale price of each property as any authorized officer of the Company determines customary or appropriate in these circumstances, including the settlement of any related property-level assets and liabilities, repayment, assumption, or defeasance of any related mortgage and the costs associated with such repayment, assumption or defeasance, and the costs and expenses incurred in connection with the sale(s)) are not less than 90% of the aggregate net asset value of the properties (determined as of September 30, 2018 on a fair value basis) that are sold (such sales, collectively, the “Asset Sale”).

The aggregate net proceeds from the sales of six properties sold to date as part of the Asset Sale exceeds 90% of the aggregate net asset value of such properties (determined as of September 30, 2018 on a fair value basis). The Company has been marketing additional properties for sale as part of the Asset Sale, though the Company has not entered into a definitive agreement with respect to such properties and there can be no assurance that such properties will be sold or that the Company will continue to market such properties for sale as part of the Asset Sale.

The Asset Sale represents the first part of a broader plan of the Company with the purpose of, among other things, unlocking embedded value in its portfolio, enhancing growth prospects and improving the trading liquidity of its Common Stock (the "Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock"). Other than the Asset Sale, the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock is expected to involve the Debt Repayment (as defined below), the Return of Capital Event (as defined below) and the CIM REIT Liquidation (as defined below). Other than the Asset Sale, there can be no guarantee that any of the transactions involved in the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock will occur or, if any or all of them occur, that they will occur in the form currently contemplated.

Repayment of Certain Indebtedness. We have used and may use a portion of our unrestricted cash and net proceeds from the Asset Sale to repay balances on certain of the Company’s indebtedness (the “Debt Repayment”).

Return of Capital to Holders of Common Stock.  The Company intends to use the net proceeds from the Asset Sale (other than to the extent used for the Debt Repayment) and a portion of our unrestricted cash balances and or funds from our revolving credit facility, to return capital to holders of our Common Stock for consideration approximating our net asset value (“NAV”) per share of Common Stock, after certain adjustments, in one or more transactions, which may take the form of a special dividend, private repurchase or tender offer (collectively, the “Return of Capital Event”).

CIM REIT Liquidation.  As of March 15, 2019, CIM Urban REIT, LLC, a fund operated by affiliates of CIM Group (“CIM REIT”), beneficially owned 89.7% of our outstanding Common Stock.  We have been informed that, if the Return of Capital Event occurs, CIM Group intends to liquidate CIM REIT by distributing to its members, consisting of 26 institutional investors, all shares of our Common Stock then held by CIM REIT (the “CIM REIT Liquidation”).  We expect that such distribution, if it occurs, will increase our public float significantly (from approximately 9% as of March 15, 2019), which is expected to improve trading volume over time and make our Common Stock eligible for inclusion in several indices.

Preferred Stock. The Company believes that there will be more clarity to the makeup of the Company’s portfolio, the aggregate sale price in any asset sales and the trading price of the Company’s common stock relative to its NAV following the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, if it is consummated. The Company has met and consulted with certain holders of the Preferred Stock (as defined in "Item 1A. Risk Factors") as it considers such engagement to be important and expects to continue to provide updates at significant milestones during the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock. Following the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, the Company intends to finalize any alternatives for its preferred stockholders with terms that the Company believes such holders will then find satisfactory.

Business Objectives and Growth Strategies

Our strategy is principally focused on the acquisition of Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States (including improving and developing such assets) in a manner that will consistently grow our NAV and cash flow per share of Common Stock. We primarily acquire Class A and creative office assets located in areas that CIM Group has targeted. These areas include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, positive population trends and a propensity for growth. CIM Group believes that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of real estate assets in the area. CIM Group targets acquisitions of diverse types of real estate assets, including office, retail, for-rent and for-sale multifamily residential, hotel, parking, and signage through CIM Group’s extensive network and its current opportunistic activities.

We seek to utilize the CIM Group platform to acquire, improve and develop real estate assets within CIM Group’s qualified communities (“Qualified Communities”). We believe assets in these markets provide greater returns as a result of population growth, support for investment, and significant private investment within these areas. Over time, we seek to expand our real estate assets in communities targeted by CIM Group, supported by CIM Group’s broad real estate capabilities, as part of our plan to prudently grow market value and earnings.

CIM Group seeks to maximize the value of its holdings through active onsite property management and leasing. CIM Group has extensive in-house research, acquisition, credit analysis, development, financing, leasing and onsite property management capabilities, which leverage its deep understanding of metropolitan communities to position properties for multiple uses and to maximize operating income. As a vertically-integrated owner and operator, CIM Group has in-house onsite property management and leasing capabilities. Property managers prepare annual capital and operating budgets and monthly operating reports, monitor results and oversee vendor services, maintenance and capital improvement schedules. In addition, they ensure that revenue objectives are met, lease terms are followed, receivables are collected, preventative maintenance programs are implemented, vendors are evaluated and expenses are controlled. CIM Group's real assets management committee (the "Real Assets Management Committee") reviews and approves strategic plans for each asset, including financial, leasing, marketing, property positioning and disposition plans. In addition, the Real Assets Management Committee reviews and approves the annual business plan for each property, including its capital and operating budget. CIM Group's organizational structure provides for continuity through multi-disciplinary teams responsible for an asset from the time of the original investment recommendation, through the implementation of the asset's business plan, and any disposition activities.

CIM Group's investments and development teams are separate groups that work very closely together on transactions requiring development expertise. While the investments team is responsible for acquisition analysis, both the investments and development teams perform the due diligence, evaluate and determine underwriting assumptions and participate in the development management and ongoing asset management of CIM Group’s opportunistic assets. The development team is also responsible for the oversight and or execution of securing entitlements and the development/repositioning process. In instances where CIM Group is not the lead developer, CIM Group's in-house development team continues to provide development and construction oversight to co-sponsors through a shadow team that oversees the progress of the development from beginning to end to ensure adherence to the budgets, schedules, quality and scope of the project to maintain CIM Group’s vision for the final product. The investments and development teams interact as a cohesive team when sourcing, underwriting, acquiring, executing and managing the business plan of an opportunistic acquisition.

Competitive Advantages

We believe that CIM Group’s experienced team and vertically-integrated and multi-disciplinary organization, coupled with its community-focused and disciplined real estate philosophy, results in a competitive advantage that benefits us. Additionally, CIM Group’s strategy is complemented by a number of other competitive advantages including its prudent use of leverage, underwriting approach, disciplined capital deployment, and strong network of relationships. CIM Group’s competitive advantages include:

·                  Vertically-Integrated Organization and Team

CIM Group is managed by its senior management team, which is composed of its three founders, Shaul Kuba, Richard Ressler and Avi Shemesh, and includes 11 other principals. CIM Group is vertically-integrated and organized into 13 functional groups including Compliance; Operations; Human Resources; Legal; Finance & Capital Markets; Onsite Property Management; Real Estate Services; Hospitality Services; Development; Investments; Portfolio Oversight; Partner & Co-Investor Relations; and Marketing & Communications.

To support CIM Group’s organic growth and related platforms, CIM Group has invested substantial time and resources in building a strong and integrated team of approximately 540 experienced professionals. Each of CIM Group’s teams is managed by seasoned professionals and CIM Group continues to develop its management team, which represents the next generation of CIM Group’s leaders. In addition to developing a core team of principals and senior level management, CIM Group has proactively managed its growth through career development and mentoring at both the mid and junior staffing levels, and has hired ahead of its needs, thus ensuring appropriate management and staffing.

CIM Group leverages the deep operating and industry experience of its principals and professionals, as well as their extensive relationships, to source and execute opportunistic, stabilized, and infrastructure acquisitions. Each opportunity is overseen by a dedicated team including an oversight principal (one of Richard Ressler, Avi Shemesh, Shaul Kuba, Charles E. Garner II, our Chief Executive Officer, Jennifer Gandin, John Bruno and Jason Schreiber), a team lead (vice president level and above), associate vice presidents and associates, as necessary, who are responsible for managing the asset from sourcing through underwriting, acquisition, development (if required), onsite property management, and disposition. As part of this process, the team draws upon CIM Group’s extensive in-house expertise in legal matters, finance, development, leasing, and onsite property management. Each dedicated investment team is purposefully staffed with professionals from multiple CIM Group offices, regardless of the location of the asset being evaluated. As a result, all investment professionals work across a variety of Qualified Communities and CIM Group’s knowledge base is shared across all of its offices.

·                  Community Qualification

Since inception, CIM Group’s proven community qualification process has served as the foundation for its strategy. CIM Group targets high barrier to entry markets and submarkets with high population density and applies rigorous research to qualify for potential acquisitions. Since 1994, CIM Group has qualified 122 communities in high barrier to entry markets and has deployed capital in 72 of these Qualified Communities. CIM Group examines the characteristics of a market to determine whether the district justifies the extensive efforts its investment professionals undertake in reviewing and making potential acquisitions in its Qualified Communities. Qualified Communities generally fall into one of two categories: (i) transitional densely-populated districts that have dedicated resources to become vibrant metropolitan communities and (ii) well-established, thriving metropolitan areas (typically major central business districts).

Once a community is qualified, CIM Group believes it continues to differentiate itself through the following business principles: (i) product non-specific— CIM Group has extensive experience owning and operating a diverse range of property types, including retail, residential, office, parking, hotel, signage, and mixed-use, which gives CIM Group the ability to execute and capitalize on its strategy effectively; (ii) community-based tenanting— CIM Group’s strategy focuses on the entire community and the best use of assets in that community; owning a significant number of key properties in an area better enables CIM Group to meet the needs of national retailers and office tenants and thus optimize the value of these real estate properties; (iii) local market leadership with North American footprint— CIM Group maintains local market knowledge and relationships, along with a diversified North American presence, through its 122 Qualified Communities (thus, CIM Group has the flexibility to deploy capital in its Qualified Communities only when the market environment meets CIM Group’s underwriting standards); and (iv) deploying capital across the capital stack— CIM Group has extensive experience structuring transactions across the capital stack including equity, preferred equity, debt and mezzanine positions, giving it the flexibility to structure transactions in efficient and creative ways.

·                  Discipline

CIM Group’s strategy relies on its sound business plan and value creation execution to produce returns, rather than financial engineering. CIM Group’s underwriting of its potential acquisitions is performed generally both on a leveraged and unleveraged basis. Additionally, with certain exceptions, CIM Group has generally not utilized recourse or cross-collateralized debt due to its conservative underwriting standards.

CIM Group employs multiple underwriting scenarios when evaluating potential acquisition opportunities. CIM Group generally underwrites potential acquisitions utilizing long-term average exit capitalization rates for similar product types and long-term average interest rates. Where possible, these long-term averages cross multiple market cycles, thereby mitigating the risk of cyclical volatility. CIM Group’s “long-term average” underwriting is based on its belief, reinforced by its experience through multiple market cycles, that over the life of any given fund that it manages, such fund should be able to exit its holdings at long-term historical averages. CIM Group also underwrites a “current market case” scenario, which generally utilizes current submarket specific exit assumptions and interest rates, in order to reflect anticipated results under current market conditions. CIM Group believes that utilizing multiple underwriting scenarios enables CIM Group to assess potential returns relative to risk within a range of potential outcomes.

Strategy

Our strategy is principally focused on the acquisition of Class A and creative office assets in vibrant and improving, metropolitan communities throughout the United States (including improving and developing such assets) in a manner that will consistently grow our NAV and cash flow per share of Common Stock.

Our strategy is centered around CIM Group's community qualification process. We believe this strategy provides us with a significant competitive advantage when making real estate acquisitions. The qualification process generally takes between six months and five years and is a critical component of CIM Group's evaluation. CIM Group examines the characteristics of a market to determine whether the district justifies the extensive efforts CIM Group undertakes in reviewing and making potential acquisitions in its Qualified Communities. Qualified Communities generally fall into one of two categories: (i) transitional densely-populated districts that have dedicated resources to become vibrant metropolitan communities and (ii) well-established, thriving metropolitan areas (typically major central business districts). Qualified Communities are distinct districts which have dedicated resources to become or are currently vibrant communities where people can live, work, shop and be entertained, all within walking distance or close proximity to public transportation. These areas also generally have high barriers to entry, high population density, positive population trends and support for investment. CIM Group believes that a vast majority of the risks associated with acquiring real estate are mitigated by accumulating local market knowledge of the community where the asset is located. CIM Group typically spends significant time and resources qualifying targeted communities prior to making any acquisitions. Since 1994, CIM Group has qualified 122 communities and has deployed capital in 72 of these Qualified Communities. Although we may not deploy capital exclusively in Qualified Communities, it is expected that most of our assets will be identified through this systematic process.

We seek to utilize the CIM Group platform to acquire, improve and develop real estate assets within CIM Group's Qualified Communities. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the population growth, public commitment, and significant private investment that characterize these areas. Over time, we seek to expand our real estate assets in communities targeted by CIM Group, supported by CIM Group's broad real estate capabilities, as part of our plan to prudently grow market value and earnings. As a matter of prudent management, we also regularly evaluate each asset within our portfolio as well as our strategies. Such review may result in dispositions when an asset no longer fits our overall objectives or strategies or when our view of the market value of such asset is equal to or exceeds its intrinsic value. As a result of such review, we sold two hotels in 2016; six office properties, one parking garage, and five multifamily properties in 2017; and, in connection with the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, three office properties and one parking garage in Oakland, California, one office property in Washington, D.C., and one office property in San Francisco, California in March 2019. Such review may result in additional dispositions from time to time. In 2016 and 2017, we used a substantial portion of the net proceeds of such dispositions to provide liquidity to our common stockholders at prices reflecting our NAV and cash flow prospects, and we expect to use a substantial portion of the net proceeds from the Asset Sale to do so in 2019.

While we are principally focused on Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States (including improving and developing such assets), we may also participate more actively in other CIM Group real estate strategies and product types in order to broaden our participation in CIM Group’s platform and capabilities for the benefit of all classes of stockholders. This may include, without limitation, engaging in real estate development activities as well as investing in other product types directly, side-by-side with one or more funds of CIM Group, through direct deployment of capital in a CIM Group real estate or debt fund, or deploying capital in or originating loans that are secured directly or indirectly by properties primarily located in Qualified Communities that meet our strategy. Such loans may include limited and or non-recourse junior (mezzanine, B-note or 2nd lien) and senior acquisition, bridge or repositioning loans.

2018 Acquisitions

On January 18, 2018, we acquired a 100% fee-simple interest in an office property known as 9460 Wilshire Boulevard from an unrelated third-party. The property has approximately 68,866 square feet of office space and 22,884 square feet of retail space and is located in Beverly Hills, California. The acquisition was funded with proceeds from our offering of series L preferred stock, par value $0.001 per share ("Series L Preferred Stock"), and the acquired property is reported as part of the office segment.

	Asset	Date of		Purchase
Property	Type	Acquisition	Square Feet	Price (1)
				(in thousands)
9460 Wilshire Boulevard, Beverly Hills, CA	Office	January 18, 2018	91,750	$132,000

(1)	Transaction costs that were capitalized in connection with the acquisition of this property totaled $48,000, which are not included in the purchase price above.

2018 Dispositions

There were no dispositions during the year ended December 31, 2018.

2019 Dispositions

In March 2019, we sold 100% fee-simple interests in three office properties and one parking garage in Oakland, California, one office property in Washington, D.C., and one office property in San Francisco, California in each case to unrelated third-parties. The aggregate gain on the sale of these properties is expected to be approximately $353,000,000.

Financing Strategy

We currently have substantial unrestricted cash and borrowing capacity, and may finance our future activities through one or more of the following methods: (i) offerings of shares of Common Stock, preferred stock, senior unsecured securities, and or other equity and debt securities; (ii) credit facilities and term loans; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (iv) the sale of existing assets; and or (v) cash flows from operations. During the prior three years, we have not offered our Common Stock or other securities in exchange for property, but may engage in such activities in the future. We expect to employ indebtedness levels that are comparable to those of other commercial real estate investment trusts ("REITs") engaged in business strategies similar to our own.

We have used and may use a portion of our unrestricted cash, which at December 31, 2018 was $54,931,000, and net proceeds from the Asset Sale to repay balances on certain of the Company’s indebtedness. Upon completion of the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, we expect to continue to have substantial unrestricted cash and or borrowing capacity.

Risk Management

As part of its risk management strategy, CIM Group continually evaluates our assets and actively manages the risks involved in our business strategies. CIM Group's Investments and Portfolio Oversight teams share asset management responsibilities, setting the strategy for and monitoring the performance of our assets relative to market and industry benchmarks and internal underwriting assumptions using direct knowledge of local markets provided by CIM Group's in-house onsite property management, and leasing professionals. In-house onsite property management capabilities include monthly and annual budgeting and reporting as well as vendor services management, property maintenance and capital expenditures management. Property management seeks to ensure that revenue objectives are met, lease terms are followed, receivables are collected, preventative maintenance programs are implemented, vendors are evaluated and expenses are controlled. The Real Assets Management Committee oversees onsite property management and consists of certain of the Oversight Principals, each of whom has extensive experience in acquisitions, development, onsite property management and leasing, who are ultimately responsible for the performance of the asset, and the chief compliance officer. The Oversight Principals work with each CIM Group team to ensure that every asset benefits from the full range of CIM Group's real estate expertise. CIM Group believes that empowering its most seasoned investment professionals to bring their breadth of experience to bear directly on assets will optimize returns.

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

The size, composition, and policies of the Real Assets Management Committee may change from time to time.

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

These laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination. The presence of, or contamination resulting from, any of these substances, or the failure to properly remediate them, may adversely affect our ability to sell or rent our property, to borrow using the property as collateral or create lender's liability for us. In addition, third parties exposed to hazardous or toxic substances may sue for personal injury damages and or property damages.  For example, some laws impose liability for release of or exposure to asbestos-containing materials. As a result, in connection with our former, current or future ownership, operation, and development of real properties, or our role as a lender for loans secured directly or indirectly by real estate properties, we may be potentially liable for investigation and cleanup costs, penalties and damages under environmental laws.

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

Further, these or other environmental studies may not identify all potential environmental liabilities or accurately assess whether we will incur material environmental liabilities in the future. If we do incur material environmental liabilities in the future, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock (as defined in "Item 1A. Risk Factors") could be materially adversely affected.

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

Overview and History of CIM Group

CIM Group was founded in 1994 by Shaul Kuba, Richard Ressler and Avi Shemesh and has owned and operated approximately $30.6 billion of assets across its vehicles as of December 31, 2018.1  CIM Group's successful track record is anchored by CIM Group's community-oriented approach to acquisitions as well as a number of other competitive advantages including its prudent use of leverage, underwriting approach, disciplined capital deployment, vertically-integrated capabilities and strong network of relationships.

CIM Group is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona. CIM Group has generated strong risk-adjusted returns across multiple market cycles by focusing on improved asset and community performance, and capitalizing on market inefficiencies and distressed situations.

Principles

As described in "Item 1—Business—Competitive Advantages" of this Annual Report on Form 10-K, the community qualification process is one of CIM Group's core competencies, which demonstrates a disciplined investing program and strategic outlook on metropolitan communities. Once a community is qualified, CIM Group believes it continues to differentiate itself through the following business principles:

1 "Assets Owned and Operated ("AOO")" represents the aggregate assets owned and operated by CIM Group on behalf of partners (including where CIM Group contributes alongside for its own account) and co-investors, whether or not CIM Group has discretion, in each case without duplication. AOO includes total gross assets at fair value, with real assets presented on the basis described in "Book Value" below and operating companies presented at gross assets less debt, as of the Report Date (as defined below) (including the shares of such assets owned by joint venture partners and co-investments), plus binding unfunded commitments. AOO also includes the $0.3 billion of AOO attributable to CIM Compass Latin America ("CCLA"), which is 50% owned and jointly operated by CIM Group. AOO for CMMT Partners, L.P. ("CMMT") (which represents assets under management), a perpetual-life real estate debt fund, is $0.7 billion as of the Report Date. "Report Date" is defined to mean as of December 31, 2018. "Book Value," for each investment generally represents the investment’s book value as reflected in the applicable fund’s unaudited financial statements as of the Report Date prepared in accordance with U.S. generally accepted accounting principles on a fair value basis. These book values generally represent the asset’s third-party appraised value as of the Report Date, but in the case of CIM Group’s Cole Net-Lease Asset strategy, book values generally represent undepreciated cost (as reflected in SEC-filed financial statements). "Equity Owned and Operated" ("EOO"), representing the NAV (as defined below) before incentive fee allocation, plus binding unfunded commitments, is $17.8 billion as of the Report Date, inclusive of $0.3 billion of EOO attributable to CCLA (as described above) and $0.7 billion of EOO for CMMT (which represents equity under management). For calculating the Book Value for CIM REIT, the underlying assets of CMCT are assumed to be liquidated based upon the third-party appraised value. CIM does not view the price of CMCT’s publicly-traded shares to be a meaningful indication of the fair value of CIM REIT’s interest in CMCT due to the fact that the publicly-traded shares of CMCT represent less than 10% of the outstanding shares of CMCT and are thinly-traded. "Net Asset Value" ("NAV") represents the distributable amount based on a "hypothetical liquidation" assuming that on the date of determination that: (i) investments are sold at their Book Values; (ii) debts are paid and other assets are collected; and (iii) appropriate adjustments and/or allocations between equity partners are made in accordance with applicable documents, as determined in accordance with applicable accounting guidance.

•
Product Non-Specific:  CIM Group has extensive experience owning and operating a diverse range of property types, including retail, residential, office, parking, hotel, signage, and mixed-use, which gives CIM Group the ability to execute and capitalize on its strategy effectively. Successful acquisitions require selecting the right markets coupled with providing the right product. CIM Group's experience with multiple asset types does not predispose CIM Group to select certain asset types, but instead ensures that they deliver a product mix that is consistent with the market's requirements and needs. Additionally, there is a growing trend towards developing mixed-use real estate properties in metropolitan markets which requires a diversified platform to successfully execute.

•
Community-Based Tenanting:  CIM Group's strategy focuses on the entire community and the best use of assets in that community. Owning a significant number of key properties in an area better enables CIM Group to meet the needs of national retailers and office tenants and thus optimize the value of these real estate properties. CIM Group believes that its community perspective gives it a significant competitive advantage in attracting tenants to its retail, office and mixed-use properties and creating synergies between the different tenant types.

•
Local Market Leadership with North American Footprint:  CIM Group maintains local market knowledge and relationships, along with a diversified North American presence, through its 122 Qualified Communities. Thus, CIM Group has the flexibility to deploy capital in its Qualified Communities only when the market environment meets CIM Group's underwriting standards. CIM Group does not need to acquire assets in a given community or product type at a specific time due to its broad proprietary pipeline of communities.

•
Deploying Capital Across the Capital Stack:  CIM Group has extensive experience structuring transactions across the capital stack including equity, preferred equity, debt and mezzanine positions, giving it the flexibility to structure transactions in efficient and creative ways.

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

Removal of General Partner

The class A members of CIM REIT, upon a two-thirds vote of the interests of such members, may remove and replace CIM Urban GP as the general partner of CIM Urban if (a) certain affiliates and related parties of CIM Urban GP cease to own at least 85% of the class A membership units of CIM REIT that they have acquired or (b) any two of Shaul Kuba, Richard Ressler or Avi Shemesh cease to be actively engaged in the management of the general partner. In the event the CIM REIT Liquidation occurs, the class A members of CIM REIT will not have any such removal right.

Amendments

Subject to certain limited exceptions, amendments of the CIM Urban Partnership Agreement may be adopted only with the consent of the majority in interest of the class A members of CIM REIT who are not affiliates of CIM Urban GP. In the event the CIM REIT Liquidation occurs, the class A members of CIM REIT will not have any such consent right.

Liability for Acts and Omissions

None of CIM Urban GP or any of its affiliates, members, stockholders, partners, managers, officers, directors, employees, agents and representatives will have any liability in damages or otherwise to any limited partner, any investors in CIM REIT or CIM Urban, and CIM Urban will indemnify such persons from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, lawsuits, proceedings, costs, expenses and disbursements of any kind which may be imposed on, incurred by or asserted against such persons in any way relating to or arising out of any action or inaction on the part of such persons when acting on behalf of CIM Urban or any of its investments, except for those liabilities that result from such persons' fraud, gross negligence, willful misconduct or breach of the terms of the CIM Urban Partnership Agreement or any other agreement between such person and CIM Urban or its affiliates.

Investment Management Agreement

In December 2015, CIM Urban and CIM Investment Advisors, LLC, an affiliate of CIM REIT and CIM Group, entered into an investment management agreement, pursuant to which CIM Urban engaged CIM Investment Advisors, LLC to provide certain services to CIM Urban (the “Investment Management Agreement”). CIM Investment Advisors, LLC changed its name to CIM Capital, LLC in December, 2018, and on January 1, 2019, assigned its duties under the Investment Management Agreement to its four wholly-owned subsidiaries: CIM Capital Securities Management, LLC, a securities manager, CIM Capital RE Debt Management, LLC, a debt manager, CIM Capital Controlled Company Management, LLC, a controlled company manager, and CIM Capital Real Property Management, LLC, a real property manager. The "Operator" refers to CIM Investment Advisors, LLC from December 10, 2015 to December 31, 2018 and to CIM Capital, LLC and its four wholly-owned subsidiaries on and after January 1, 2019.

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

For the years ended December 31, 2018, 2017 and 2016, the Operator earned asset management fees of $17,880,000, $22,229,000 and $25,753,000, respectively.

The Operator is responsible for the payment of all costs and expenses relating to the general operation of its business, including administrative expenses, employment expenses and office expenses. All costs and expenses incurred by the Operator on behalf of CIM Urban are borne by CIM Urban. In addition, CIM Urban agreed to indemnify the Operator against losses, claims, damages or liabilities, and reimburse the Operator for its legal and other expenses, in each case incurred in connection with any action, proceeding or investigation arising out of or in connection with CIM Urban's business or affairs, except to the extent such losses or expenses result from fraud, gross negligence or willful misconduct of, or a breach of the terms of the Investment Management Agreement by the Operator.

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

Master Services Agreement

On March 11, 2014, we entered into a master services agreement (the "Master Services Agreement") with CIM Service Provider, LLC (the "Administrator"), an affiliate of CIM Group, pursuant to which the Administrator has agreed to provide, or arrange for other service providers to provide, management and administration services (the "Base Services") to CIM Commercial and its subsidiaries. Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the administrator of CIM Urban GP ("Urban GP Administrator"). Under the Master Services Agreement, CIM Commercial pays a base service fee (the "Base Service Fee") to the Administrator initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. For the years ended December 31, 2018, 2017 and 2016, the Administrator earned a Base Service Fee of $1,079,000, $1,060,000 and $1,043,000, respectively. In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. During the years ended December 31, 2018, 2017 and 2016, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, and in 2018, operational and on-going support in connection with our offering of series A preferred stock, par value $0.001 per share (the "Series A Preferred Stock"). The Administrator's compensation is based on the salaries and benefits of the employees of the Administrator and or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). For the years ended December 31, 2018, 2017 and 2016, we expensed $2,783,000, $3,065,000 and $3,120,000, respectively, for such services which are included in asset management and other fees to related parties.

Other Services

CIM Management, Inc. and certain of its affiliates (collectively, the "CIM Management Entities"), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $4,365,000, $5,034,000 and $5,630,000 for the years ended December 31, 2018, 2017 and 2016, respectively.  CIM Urban also reimbursed the CIM Management Entities $6,065,000, $8,465,000 and $8,630,000 during the years ended December 31, 2018, 2017 and 2016, respectively, for onsite management costs incurred on behalf of CIM Urban, which is included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $1,548,000, $982,000 and $2,522,000 for the years ended December 31, 2018, 2017, and 2016, respectively, which were capitalized to deferred charges.  In addition, the CIM Management Entities earned construction management fees of $580,000, $1,654,000 and $942,000 for the years ended December 31, 2018, 2017 and 2016, respectively, which were capitalized to investments in real estate.

On January 1, 2015, we entered into a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC ("CIM SBA"), an affiliate of CIM Group, and our subsidiary, PMC Commercial Lending, LLC. The agreement provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing such personnel and resources. For the years ended December 31, 2018, 2017, and 2016, we incurred expenses related to services subject to reimbursement by us under this agreement of $2,445,000, $3,464,000, and $3,555,000, respectively, which are included in asset management and other fees to related parties for lending segment costs included in continuing operations, $264,000, $433,000, and $411,000, respectively, for corporate services, which are included in asset management and other fees to related parties, and $0, $0, and $550,000, respectively, which are included in discontinued operations. In addition, for the years ended December 31, 2018, 2017 and 2016, we deferred personnel costs of $330,000, $429,000 and $249,000, respectively, associated with services provided for originating loans.

On May 10, 2018, the Company executed a wholesaling agreement (the "Wholesaling Agreement") with International Assets Advisors, LLC ("IAA") and CCO Capital, LLC ("CCO Capital"). IAA is the exclusive dealer manager for the Company’s public offering of Series A Preferred Units (as defined in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources-Sources and Uses of Funds"). CCO Capital is a registered broker dealer and is under common control with the Operator and the Administrator. Under the Wholesaling Agreement, among other things, CCO Capital, in its capacity as the wholesaler for the offering, assists IAA with the sale of Series A Preferred Units. In exchange for CCO Capital’s services under the Wholesaling Agreement, IAA pays CCO Capital a fee equal to 2.75% of the selling price of each Series A Preferred Unit for which a sale is completed, reduced by any applicable fee reallowances payable to soliciting dealers pursuant to separate soliciting dealer agreements between IAA and soliciting dealers. The foregoing fee is reduced, and may be exceeded, by a fixed monthly payment by CCO Capital to IAA for IAA’s services in connection with periodic closings and settlements for the offering. As of December 31, 2018, $200,000 was included in deferred costs for CCO Capital fees.

On October 1, 2015, an affiliate of CIM Group entered into a 5-year lease renewal with respect to a property owned by the Company, which lease was amended to a month-to-month term in February 2019. For each of the years ended December 31, 2018, 2017 and 2016, we recorded rental and other property income related to this tenant of $108,000.

Lending Segment

Through our loans originated under the Small Business Administration's ("SBA") 7(a) Guaranteed Loan Program ("SBA 7(a) Program"), we are a national lender that primarily originates loans to small businesses. We identify loan origination opportunities through personal contacts, internet referrals, attendance at trade shows and meetings, direct mailings, advertisements in trade publications and other marketing methods. We also generate loans through referrals from real estate and loan brokers, franchise representatives, existing borrowers, lawyers and accountants.

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

During 2018, 2017 and 2016, we funded an aggregate of $74,234,000, $76,316,000 and $104,235,000, respectively, of loans in our lending business and received principal payments (including prepayments) of $16,468,000, $17,557,000 and $37,336,000, respectively (included in the amount funded during 2016 was $53,256,000 for commercial real estate loans).

In addition to our retained SBA 7(a) portfolio described above, we service $171,596,000 of aggregate principal balance remaining on secondary market loan sales.

Employees

As of December 31, 2018, we had five employees.

Offices

We are headquartered in Dallas, Texas.

Available Information

The public can access free of charge through the "Shareholders" section of our corporate website, www.cimcommercial.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8‑K, and amendments to those reports filed with or furnished to the Securities and Exchange Commission (the “SEC”) as soon as reasonably practicable after such material is filed with or furnished to the SEC. The information on our corporate website is not part of this Annual Report on Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding our filings.

We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, the Operator and the Administrator, including our principal executive officer and senior financial officer, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. The code of ethics, which we call our Code of Business Conduct and Ethics, is available on our corporate website, www.cimcommercial.com, in the section entitled “Investors—Corporate Overview—Corporate Governance.” In the event that we make changes in, or provide waivers from, the provisions of such code of ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate website in such section. In the Corporate Governance section of our corporate website, we have also posted our Audit Committee Charter, as well as our Governance Principles.

Item 1A.  Risk Factors

The following information should be read in conjunction with Part II, "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes in Part II, "Item 8-Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. A wide range of factors could materially affect our future developments and performance. In addition to the factors described elsewhere in this report, management has identified the following important factors that could cause actual results to differ materially from those reflected in forward-looking statements or from our historical results. These factors, which are not all-inclusive, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of distributions on our Common Stock, Series A Preferred Stock, and Series L Preferred Stock (collectively with the Series A Preferred Stock, the "Preferred Stock"). This discussion of risk factors includes many forward-looking statements. For cautions about relying on forward-looking statements, please refer to the section entitled "Forward-Looking Statements" immediately prior to "Item 1—Business" of this Annual Report on Form 10-K.

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

We have paid, and may in the future pay, some or all of our distributions to stockholders from sources other than cash flow from operations, including borrowings, proceeds from asset sales or the sale of our securities, which may reduce the amount of capital we ultimately deploy in our real estate operations and may negatively impact the value of our Common Stock.

To the extent that cash flow from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, and may in the future pay, some or all of our distributions from sources other than cash flow from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities. We have no limits on the amounts we may use to pay distributions from sources other than cash flow from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for acquisitions and operations or cause us to incur additional interest expense as a result of borrowed funds. This may negatively impact the price of our Common Stock.

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

Our executive officers also serve as officers or employees of the Administrator and or the Operator or other applicable affiliates of CIM Group. The Administrator and the Operator have significant discretion as to the implementation of acquisitions and operating policies and strategies on behalf of us and CIM Urban. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of the Administrator, the Operator and the other applicable affiliates of CIM Group. The departure of any of these officers or key personnel could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

We also depend on access to, and the diligence, skill and network of, business contacts of the professionals within CIM Group and the information and deal flow generated by its investment professionals in the course of their acquisitions and onsite property management and leasing activities. The departure of any of these individuals, or of a significant number of the investment professionals or principals of CIM Group, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock. We cannot guarantee that we will continue to have access to CIM Group's investment professionals or its information and deal flow.

If we seek to internalize the management functions provided pursuant to the Master Services Agreement and the Investment Management Agreement, we could incur substantial costs and lose certain key personnel.

The Board of Directors may determine that it is in our best interest to become self-managed by internalizing the functions performed by the Administrator and or the Operator and to terminate the Master Services Agreement and or the Investment Management Agreement, respectively. However, we do not have the unilateral right to terminate the Master Services Agreement and CIM Urban does not have the unilateral right to terminate the Investment Management Agreement, and neither the Administrator nor the Operator would be obligated to enter into an internalization transaction with us. There is no assurance that a mutually acceptable agreement with these entities as to the terms of the internalization could be reached.

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

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and or damage to our business relationships, all of which could negatively impact our financial results.

We face cybersecurity risks and risks associated with security breaches or disruptions, such as cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, social engineering and phishing schemes or persons inside our organization, the Operator and or Administrator. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The occurrence of a cyber incident may result in disrupted operations, misstated or unreliable financial data, misappropriation of assets, compromise or corruption of confidential information collected in the course of conducting our business, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, regulatory enforcement, damage to our tenant and stockholder relationships, material harm to our financial condition, cash flows and the market price of our securities or other adverse effects. Our Operator's and Administrator's IT networks and related systems are essential to the operations of our business and our ability to perform day-to-day operations (including managing our building systems). Our Operator and Administrator have implemented processes, procedures and internal controls to help mitigate cyber incidents, but these measures do not guarantee that a cyber incident involving our Operator or Administrator will not occur or that attempted security breaches or disruptions would not be successful or damaging. A cyber incident involving our Operator's or Administrator's IT networks and related systems could materially adversely impact our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

Our Operator, Administrator and their respective affiliates, in the course of providing onsite property management, leasing, accounting and or services to us, collect and retain certain personal information provided by our tenants and vendors. Our Operator, Administrator and their respective affiliates rely on computer systems to process transactions and manage our business. We can provide no assurance that the data security measures designed to protect confidential information on such systems established by our Operator, Administrator and their respective affiliates will be able to prevent unauthorized access to such personal information. There can be no assurance that their efforts to maintain the security and integrity of the information collected and their computer systems will be effective or that attempted security breaches or disruptions will not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and, in some cases, are designed not be detected and, in fact, may not be detected. Accordingly, our Operator, Administrator and their respective affiliates may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.

An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that we believe require remediation. If we discover such weaknesses, we will make efforts to improve our internal controls in a timely manner. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock, or cause us to not meet our reporting obligations, which could affect our ability to remain listed with Nasdaq and the Tel Aviv Stock Exchange (the "TASE") (the other exchange on which our Common Stock and Series L Preferred Stock are traded). Ineffective internal controls could also cause holders of our securities to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

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

The Master Services Agreement continues in full force and effect until December 31, 2019, and thereafter will renew automatically each year. The Administrator may assign the Master Services Agreement without our consent to one of its affiliates or an entity that is a successor through merger or acquisition of the business of the Administrator. We generally may terminate the Master Services Agreement only in the event of a material breach, fraud, gross negligence or willful misconduct by or, in certain limited circumstances, a change of control of the Administrator that our independent directors determine to be materially detrimental to us and our subsidiaries as a whole. We do not have the right to terminate the Master Services Agreement solely for the poor performance of our operations. In addition, CIM Urban does not have the right to terminate the Investment Management Agreement under any circumstances.

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

The Investment Management Agreement with the Operator and the Master Services Agreement with the Administrator do not prevent the Operator or the Administrator, as applicable, and their respective affiliates from operating additional real estate assets or participating in other real estate opportunities, some of which could compete with us and our subsidiaries. The Operator, the Administrator and their respective affiliates operate real estate assets and participate in additional real estate activities having objectives that overlap with our own, and may thus face conflicts in the operation and allocation of real estate opportunities between us, on the one hand, and such other real estate operations and activities, on the other hand. Allocation of real estate opportunities is at the discretion of the Operator and or the Administrator and there is no guarantee that this allocation will be made in the best interest of our stockholders.

There may be conflicts of interest in allocating real estate opportunities to CIM Urban and other funds, vehicles and ventures operated by the Operator. For example, the Operator serves as the operator of private funds formed to deploy capital in real estate and real estate-related assets located in metropolitan areas that CIM Group has already qualified. There may be a significant overlap in the assets and strategies between us and such funds, and many of the same investment personnel will provide services to both entities. Further, the Operator and its affiliates may in the future operate funds, vehicles and ventures that have overlapping objectives with CIM Urban and therefore may compete with CIM Urban for opportunities. The ability of the Operator, the Administrator and their officers and employees to engage in other business activities, including the operation of other vehicles operated by CIM Group or its affiliates, may reduce the time the Operator and the Administrator spend managing our activities.

Certain of our directors and executive officers may face conflicts of interest related to positions they hold with the Operator, the Administrator, CIM Group and their affiliates, which could result in decisions that are not in the best interest of our stockholders.

Some of our directors and executive officers are also part-owners, officers and or directors of the Operator, the Administrator, CIM Group and or their respective affiliates. As a result, such directors and executive officers may owe fiduciary duties to these various other entities and their equity owners that may from time to time conflict with the duties such persons owe to us. Further, these multiple responsibilities may create conflicts of interest for these individuals if they are presented with opportunities that may benefit us and our other affiliates. These individuals may be incentivized to allocate opportunities to other entities rather than to us. Their loyalties to other affiliated entities could result in actions or inactions that are detrimental to our business, strategy and opportunities.

The business of CIM Urban is managed by Urban GP Administrator and we agreed in the Master Services Agreement to appoint an affiliate of CIM Group as the manager of the general partner of CIM Urban; in addition, the general partner of CIM Urban can be removed from that position under certain circumstances as provided in the CIM Urban Partnership Agreement.

Pursuant to the Master Services Agreement, we agreed to appoint an affiliate of CIM Group as the manager of the general partner of CIM Urban. While currently that designated entity, Urban GP Administrator, is an affiliate of CIM Group, there can be no assurances that a different entity would not be appointed the manager of the general partner of CIM Urban in the future. Moreover, we may only remove the Urban GP Administrator as the manager of CIM Urban GP for "cause" (as defined in the Master Services Agreement). Removal for "cause" also requires the approval of the holders of at least 66 2/3% of our outstanding shares (excluding for this purpose any shares held by the Administrator and any affiliates of the Administrator, except to the extent set forth in the immediately following sentence). Notwithstanding the foregoing, CIM REIT has the right to vote any shares of our Common Stock that it owns with respect to any vote held to remove the Urban GP Administrator as the manager of the CIM Urban GP; provided, however, if any such removal vote is held after the second anniversary of the Master Services Agreement, CIM REIT must obtain voting instructions from certain of its non-affiliated members with respect to voting the shares beneficially owned by such non-affiliated members and CIM REIT must vote the number of shares beneficially owned by each such non-affiliated members as so instructed by such non-affiliated members. Upon removal, a replacement manager will be appointed by the independent directors. Finally, under the CIM Urban Partnership Agreement, the general partner of CIM Urban may be removed under certain circumstances with the consent of 66 2/3% of the class A members of CIM REIT (in the event the CIM REIT Liquidation occurs, the class A members of CIM REIT will not have any such removal right).

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

The CIM Urban Partnership Agreement requires the consent of a majority in interest of certain members of CIM REIT in order to amend the CIM Urban Partnership Agreement; the Investment Management Agreement can be amended only with the consent of at least 66 2/3% of the class A members of CIM REIT who are not affiliates of CIM Urban GP (in the event the CIM REIT Liquidation occurs, the class A members of CIM REIT will not have any such consent right). As noted above, in certain situations, upon a two-thirds vote of certain members of CIM REIT, the CIM Urban GP may be removed and replaced. The refusal to permit amendment of the CIM Urban Partnership Agreement or the removal of the general partner by the members of CIM REIT may adversely impact us.

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

We have elected to opt out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL, by resolution of our Board of Directors and, in the case of the control share provisions of the MGCL, pursuant to a provision in our by-laws. However, our Board of Directors may by resolution elect to repeal the foregoing opt-outs from the business combination provisions of the MGCL and we may, by amendment to our by-laws, opt in to the control share provisions of the MGCL in the future.

Our charter, by-laws, the partnership agreement for CIM Urban and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our Common Stock or otherwise be in the best interest of our stockholders.

We are controlled by an affiliate of CIM Group.

Urban Partners II, LLC ("Urban II"), an affiliate of CIM Group, beneficially owns shares of our Common Stock that, together with shares held by other affiliates of CIM Group and our executive officers and directors, represents approximately 90.9% of the total voting power of the Company, as of March 15, 2019. For so long as affiliates of CIM Group continue to own a significant percentage of our stock, CIM Group will be able to significantly influence the composition of our Board of Directors and the approval of actions requiring stockholder approval. Accordingly, CIM Group will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, CIM Group will be able to cause or prevent a change of control of the Company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of the Company. The concentration of ownership could deprive our stockholders of an opportunity to receive a premium for their shares of Common Stock as part of a sale of the Company and ultimately might affect the market price of our Common Stock. If the CIM REIT Liquidation occurs, Urban II, affiliates of CIM Group and our executive officers and directors are expected to own less than a majority of the voting power of the Company (see "Item 1—Business—Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock").

We are a "controlled company" within the meaning of the rules of Nasdaq and, as a result, qualify for, and currently rely on, exemptions from certain corporate governance requirements. Holders of our Common Stock do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Affiliates of CIM Group control a majority of the total voting power in the election of our directors. As a result, we are a "controlled company" within the meaning of the rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including the requirements that (i) a board be comprised of a majority of "independent directors," as defined under the rules of Nasdaq, (ii) a compensation committee be comprised entirely of independent directors and (iii) nomination decisions be made either by independent directors constituting a majority of the independent directors in a vote in which only independent directors participate, or a nomination committee comprised entirely of independent directors.

We have availed ourselves of these exemptions. As a result, our Board of Directors is not comprised of a majority of independent directors, we do not have a compensation committee, and our nomination decisions are made by our entire Board of Directors. Accordingly, holders of our Common Stock do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

In the event the CIM REIT Liquidation occurs, we will no longer be a “controlled company” within the meaning of the rules of Nasdaq. As a result, we will be required to establish a nominating committee and a compensation committee having (i) one independent committee member at the time at which we cease to be a controlled company, (ii) a majority of independent committee members within 90 days of the date on which we cease to be a controlled company and (iii) all independent committee members within one year of the date on which we cease to be a controlled company. Additionally, we are permitted 12 months from the date on which we cease to be a controlled company to comply with the requirement that a majority of our directors be independent within the meaning of the Nasdaq rules. To the extent, if any, we avail ourselves of these phase-in periods, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. Additionally, if we fail to comply with Nasdaq rules that become applicable to us in the event of the CIM REIT Liquidation, we may be subject to enforcement actions by Nasdaq. Furthermore, a change in our Board of Directors and committee membership may result in a change in corporate strategy and operation philosophies.

If we were to be deemed an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), applicable restrictions could make it impractical for us to continue our business as contemplated and could have an adverse effect on our business.

We are not an investment company under the Investment Company Act and intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on the nature of assets and ability to transact with affiliates, could make it impractical for us to continue our business as contemplated. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event we were to be characterized as an investment company, the failure by us to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, also have a material adverse effect on us.

The Operator may change its acquisition process, or elect not to follow it, without stockholder consent at any time, which may adversely affect returns on our assets.

While we are principally focused on Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States (including improving and developing such assets), we may also participate more actively in other CIM Group real estate strategies and product types in order to broaden our participation in CIM Group’s platform and capabilities for the benefit of all classes of stockholders. This may include, without limitation, engaging in real estate development activities as well as investing in other product types directly, side-by-side with one or more funds of CIM Group, through direct deployment of capital in a CIM Group real estate or debt fund, or deploying capital in or originating loans that are secured directly or indirectly by properties primarily located in Qualified Communities that meet our strategy. Such loans may include limited and or non-recourse junior (mezzanine, B-note or 2nd lien) and senior acquisition, bridge or repositioning loans. Stockholders will not have any approval rights with respect to any expansion or change in strategies or future composition of our assets. Our Operator determines our policies regarding deployment of capital into real estate assets, financing, growth and debt capitalization. Our Operator may change these and other policies without a vote of our stockholders. In addition, there can be no assurance that the Operator will follow its acquisition process in relation to the identification and acquisition or origination of prospective assets. As a result, the nature of the composition of our assets could change without the consent of our stockholders. Changes in the Operator's acquisition process and or philosophy may result in, among other things, inferior due diligence and transaction standards, which may adversely affect the performance of our assets. If we are unsuccessful in expanding into new real estate activities or our changes in strategies or future deployment of our capital turn out to be unsuccessful, it could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

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

The MGCL or our Charter may limit the ability of our stockholders or us to recover on a claim against a director or officer who negligently causes us to incur losses.

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

In addition, our charter provides that our directors and officers will not be liable to us or our stockholders for monetary damages unless the director or officer actually received an improper benefit or profit in money, property or services, or is adjudged to be liable to us or our stockholders based on a finding that his or her action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding. Our charter and by-laws also requires us, to the maximum extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to any individual who is a present or former director or officer and who is made or threatened to be made a party to, or witness in, the proceeding by reason of his or her service in that capacity or any individual who, while a director or officer and at our request, serves or has served as a director, officer, partner, trustee, member or manager of another corporation, real estate investment trust, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise and who is made or threatened to be made a party to, or witness in, the proceeding by reason of his or her service in that capacity. With the approval of our Board of Directors, we may provide such indemnification and advance for expenses to any individual who served a predecessor of the Company in any of the capacities described above and any employee or agent of the Company or a predecessor of the Company, including our Administrator and its affiliates.

We also are permitted to purchase and we currently maintain insurance or provide similar protection on behalf of any directors, officers, employees and agents, including our Administrator and its affiliates, against any liability asserted which was incurred in any such capacity with us or arising out of such status. This may result in us having to expend significant funds, which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

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

Pursuant to the Master Services Agreement, the Administrator has no responsibility other than to provide its services in good faith and will not be responsible for any action of our Board of Directors that follows or declines to follow the Administrator's advice or recommendations. Under the terms of the Master Services Agreement, none of the Administrator or any of its affiliates providing services under the Master Services Agreement will be liable to us, any subsidiary of ours party to the Master Services Agreement, any governing body (including any director or officer), stockholder or partner of any such entity for acts or omissions made pursuant to or in accordance with the Master Services Agreement, other than acts or omissions constituting fraud, willful misconduct, gross negligence or violation of certain laws or any other intentional or criminal wrongdoing or breach of the Master Services Agreement. Moreover, the aggregate liability of any such entities and persons pursuant to the Master Services Agreement is capped at the aggregate amount of the Base Service Fee and any transaction fees previously paid to the Administrator in the two most recent calendar years. In addition, we have agreed to indemnify the Administrator and any of its affiliates providing services under the Master Services Agreement, any affiliates of the Administrator and any directors, officers, stockholders, agents, subcontractors, contractors, delegates, members, partners, shareholders, employees and other representatives of each of them from and against all actions, lawsuits, investigations, proceedings or claims except to the extent resulting from such person's fraud, willful misconduct, gross negligence or violation of certain laws or any other intentional or criminal wrongdoing or breach of the Master Services Agreement.

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

•	dependence on third parties to provide leasing, brokerage, onsite property management and other services with respect to certain of our assets;

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

Because our properties in California and the District of Columbia represent a significant portion of our portfolio by aggregate net operating income and square feet, we are exposed to greater economic risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in the California and the District of Columbia economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as natural disasters that occur in these areas (such as earthquakes, floods, fires and other events). In addition, the State of California is regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office and hotel space in California. Any adverse developments in the economy or real estate markets in California or the District of Columbia, or any decrease in demand for office and hotel space resulting from the California or the District of Columbia regulatory or business environments, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

We may be adversely affected by any significant reductions in government spending, which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

Some of our properties are occupied by tenants that are government agencies. A significant reduction in government spending could decrease the likelihood that such government agencies will renew their leases with us. Further, economic conditions in the District of Columbia are significantly dependent upon the level of federal government spending in the region as a whole. In the event of a significant reduction in federal government spending, there could be negative economic changes in the District of Columbia which could adversely impact the ability of our tenants to perform their financial obligations under our leases or the likelihood of their lease renewals. As a result, a reduction in government spending could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

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

Office buildings that have government tenants are subject to the risks associated with conducting business with governments.

Office buildings that have government tenants are subject to risks associated with conducting business with governments. Action to reduce budgetary spending by governments could limit or reduce the funding of government agencies or other organizations. Adverse developments and or conditions affecting government tenants could reduce demand for space or force such tenants to curtail operations, which could result in less rent to us and, accordingly, could have a material adverse effect on our results of operations. The risks of conducting business with governments also include the risk of civil and criminal fines and the risk of public scrutiny of our performance at high profile sites.

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

We are, and expect that we will continue to be, subject to a degree of tenant concentration at certain of our properties and or across multiple properties. In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at such property or properties were to experience financial weakness or file bankruptcy, it could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

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

We may be adversely affected by trends in the office real estate industry.

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

As of December 31, 2018, 6.3% of the rentable square footage of our office portfolio, excluding the five office properties sold in March 2019, was available for lease, and 16.4% of the occupied square footage in our office portfolio, excluding the five properties sold in March 2019, was scheduled to expire in 2019. Local economic environment may make the renewal of these leases more difficult, or renewal may occur at rental rates equal to or below existing rental rates. As a result, portions of our office properties may remain vacant for extended periods of time. In addition, we may have to offer substantial rent abatements, tenant improvements, concessions, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. The factors described above could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

A significant portion of our net operating income is expected to come from our hotel and, as a result, our operating performance is subject to the cyclical nature of the lodging industry.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. gross domestic product. Fluctuations in lodging demand and, therefore, hotel operating performance, are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. For instance, increased fuel costs, natural disasters and terrorist attacks are a few factors that could affect an individual’s willingness to travel.

In addition to general economic conditions, lodging supply is an important factor that can affect the lodging industry’s performance. Industry overbuilding and the introduction of new concepts and products such as Airbnb®, Homeaway® and VRBO® have the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. Further, the success of our hotel property depends largely on the property operator’s ability to adapt to dominant trends, competitive pressures and consolidation, as well as disruptions such as consumer spending patterns, changing demographics and the availability of labor.

An adverse change in lodging fundamentals could result in returns that are substantially below our expectations or result in losses, which could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

The seasonality of the lodging industry may cause quarterly fluctuations in our revenues.

The lodging industry is seasonal in nature, which may cause quarterly fluctuations in our revenues, occupancy levels, room rates, operating expenses and cash flows. Our quarterly earnings may be adversely affected by factors outside our control, including timing of holidays, weather conditions, poor economic factors and competition in the area of our hotel. We can provide no assurances that our cash flows will be sufficient to offset any shortfalls that occur as a result of these fluctuations. As a result, we may have to enter into short-term borrowings in certain quarters in order to make distributions to our stockholders, and we can provide no assurances that such borrowings will be available on favorable terms, if at all. Consequently, volatility in our financial performance resulting from the seasonality of the lodging industry could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

Our hotel has an ongoing need for renovations and potentially significant capital expenditures and the costs of such activities may exceed our expectations.

From time to time we will need to make capital expenditures to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of our hotel. Occupancy and average daily rate (“ADR”) are often affected by the maintenance and capital improvements at a hotel, especially in the event that the maintenance or improvements are not completed on schedule or if the improvements require significant closures at the hotel.

The costs of capital improvements we need or choose to make could harm our financial condition and reduce amounts available for distribution to our stockholders. These capital improvements may give rise to the following additional risks, among others:

•	construction cost overruns and delays;

•	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms;

•	uncertainties as to market demand or a loss of market demand after capital improvements have begun;

•	disruption in service and room availability causing reduced demand, occupancy and rates;

•	possible environmental problems; and

•	disputes with our manager/franchise owner regarding our compliance with the requirements under our management or franchise agreements.

The increasing use of online travel intermediaries by consumers may adversely affect our profitability.

Some of our hotel rooms are booked through online travel intermediaries, including, but not limited to, Travelocity.com, Expedia.com and Priceline.com. As online bookings increase, these intermediaries may demand higher commissions, reduced room rates or other significant contract concessions. Moreover, some of these online travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These intermediaries hope that consumers will develop brand loyalties to their reservations systems rather than to particular hotels. Although most of the business for our hotel is expected to be derived from consumer direct and traditional hotel channels, such as travel agencies, corporate accounts, meeting planners and recognized wholesale operators, if the amount of sales made through online intermediaries increases significantly, room revenues may be lower than expected, which could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

Increased use of technology may reduce the need for business-related travel.

The increased use of teleconference and video-conference technology by businesses could result in decreased business travel as companies increase the use of technologies that allow multiple parties from different locations to participate at meetings without traveling to a centralized meeting location. To the extent that such technologies play an increased role in day-to-day business and the necessity for business-related travel decreases, hotel room demand may decrease, which could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

We are subject to risks associated with the employment of hotel personnel, particularly with respect to unionized labor.

Our third-party manager is responsible for hiring and maintaining the labor force at our hotel. As owner of our hotel, we are responsible for and subject to many of the costs and risks generally associated with the hotel labor force, particularly with respect to unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. We do not have the ability to affect the outcome of these negotiations.

We may be unable to deploy capital in a way that grows our business and, even if consummated, we may fail to successfully integrate and operate acquired properties.

We plan to deploy capital in additional real estate assets as opportunities arise. Our ability to do so on favorable terms and or successfully integrate and operate them is subject to the following significant risks:

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

•	we may be unable to generate sufficient cash from operations or obtain the necessary debt or equity financing to consummate a transaction on favorable terms or at all;

•	we may need to spend more money than anticipated to make necessary improvements or renovations to acquired properties;

•	we may spend significant time and money on potential transactions that we do not consummate;

•	we may be unable to quickly and efficiently integrate new acquisitions into our existing operations;

•	we may suffer higher than expected vacancy rates and or lower than expected rental rates; and

•	we may acquire properties without any recourse, or with only limited recourse, for liabilities against the former owners of the properties.

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

 Some of our leases may not include periodic rental increases, or the rental increases may be less than the fair market rate at a future point in time. In either case, the value of the leased property to a potential purchaser may not increase over time, which may restrict our ability to sell that property, or if we are able to sell that property, may result in a sale price less than the price that we paid to purchase the property or the price that could be obtained if the rental income was at the then-current market rate.

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

Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, capital expenditures, refinancing of indebtedness, paying distributions on our Preferred Stock or any other preferred stock we may issue, redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock), and distributions on our Common Stock. We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. We may seek to satisfy our long-term liquidity needs through one or more of the following methods: (i) offerings of shares of Common Stock, preferred stock, senior unsecured securities, and or other equity and debt securities; (ii) credit facilities and term loans; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (iv) the sale of existing assets; and or (v) cash flows from operations. These sources of funding may not be available on attractive terms or at all. If we cannot obtain additional funding for our long-term liquidity needs, our assets may generate lower cash flow or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so and could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

Income from our long-term leases is an important source of our cash flow from operations and is subject to risks related to increases in expenses and inflation.

We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases is an important source of our cash flow from operations. Leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock could be materially adversely affected.

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

Any deterioration of domestic or international financial markets could impact the availability of credit or contribute to rising costs of obtaining credit and therefore, could have the potential to adversely affect the value of our assets, the availability or the terms of financing, our ability to make principal and interest payments on, or refinance, any indebtedness and or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy their obligations, including the payment of rent, under existing leases. The market environment also could affect our operating results and financial condition as follows:

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

We are required to pay property taxes for our properties, which can increase as property tax rates increase or as properties are assessed or reassessed by taxing authorities. In California, pursuant to an existing state law commonly referred to as Proposition 13, all or portions of a property are reassessed to market value only at the time of “change in ownership” or completion of “new construction,” and thereafter, annual property tax increases are limited to 2% of previously assessed values. As a result, Proposition 13 generally results in significant below-market assessed values over time. From time to time, including recently, lawmakers and political coalitions have initiated efforts to repeal or amend Proposition 13. If successful in the future, these proposals could substantially increase the assessed values and property taxes for our properties in California. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, renewal leases or future leases may not be negotiated on the same basis. Tax increases not passed through to tenants could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

Our operating results may be negatively affected by development and construction delays and the resultant increased costs and risks.

If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental and land use concerns of governmental entities and or community groups, and our builder's ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the breached agreement or to compel performance. A builder's performance may also be affected or delayed by conditions beyond the builder's control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our asset. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our assets could suffer.

We may deploy capital in unimproved real property. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental and land use concerns of governmental entities and or community groups.

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

Our hotel property competes for guests primarily with other hotels in the immediate vicinity of our hotel and secondarily with other hotels in the geographic market of our hotel. An increase in the number of competitive hotels in these areas could have a material adverse effect on the occupancy, ADR and RevPAR of our hotel.

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

Previous terrorist attacks and subsequent terrorist alerts have adversely affected the U.S. travel and hospitality industries since 2001, often disproportionately to the effect on the overall economy. The extent of the impact that actual or threatened terrorist attacks in the United States or elsewhere could have on domestic and international travel and our business in particular cannot be determined, but any such attacks or the threat of such attacks could have a material adverse effect on travel and hotel demand and our ability to finance our hospitality business.

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

In connection with the ownership and operation of real estate assets, we may be potentially liable for costs and damages related to environmental matters.

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

These laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination. The presence of, or contamination resulting from, any of these substances, or the failure to properly remediate them, may adversely affect our ability to sell or rent our property, to borrow using the property as collateral or create lender's liability for us. In addition, third parties exposed to hazardous or toxic substances may sue for personal injury damages and or property damages. For example, some laws impose liability for release of or exposure to asbestos-containing materials. As a result, in connection with our former, current or future ownership, operation, and development of real estate assets, or our role as a lender for loans secured directly or indirectly by real estate properties, we may be potentially liable for investigation and cleanup costs, penalties and damages under environmental laws.

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

Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on its balance sheet. If the lease does not meet the criteria for a capital lease, the lease is to be considered an operating lease by the tenant, and the obligation does not appear on the tenant's balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant's balance sheet in comparison to direct ownership. The U.S. Financial Accounting Standards Board (the "FASB") and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting. In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases ("ASU 2016-02"), which will require that a tenant recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity's leasing arrangements. These and other potential changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how our real estate leasing business is conducted. For example, with the ASU 2016-02 revision, companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets under current practice could be reduced or eliminated. This impact in turn could make it more difficult for us to enter into leases on terms we find favorable. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

Changes in accounting standards may adversely impact our financial condition and or results of operations.

We are subject to the rules and regulations of the FASB related to generally accepted accounting principles in the United States ("GAAP"). Various changes to GAAP are constantly being considered, some of which could materially impact our reported financial condition and or results of operations. Also, to the extent publicly traded companies in the United States would be required in the future to prepare financial statements in accordance with International Financial Reporting Standards instead of the current GAAP, this change in accounting standards could materially affect our financial condition or results of operations.

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

Risks Related to Debt Financing

We have incurred significant indebtedness and may incur significant additional indebtedness on a consolidated basis.

We have incurred significant indebtedness and may incur significant additional indebtedness to fund future acquisitions, development activities and operational needs. The degree of leverage could make us more vulnerable to a downturn in business or the economy generally.

Payments of principal and interest on our borrowings may leave us with insufficient cash resources to operate our properties and or pay distributions on our Common Stock or Preferred Stock. The incurrence of substantial outstanding indebtedness, and the limitations imposed by our debt agreements, could have significant other adverse consequences, including the following:

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

We may finance some of our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or "balloon" payment at maturity. These required payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

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

We may in the future enter into hedging transactions that could expose us to contingent liabilities in the future and materially adversely impact our financial condition and results of operations.

Subject to maintaining our qualification as a REIT, we may in the future enter into hedging transactions that could require us to fund cash payments in certain circumstances (e.g., the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument), which could in turn result in economic losses to us.

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

•
adverse changes in governmental rules and fiscal policies; acts of God, including earthquakes, hurricanes, fires and other natural disasters; acts of war or terrorism; or a decrease in the availability of or an increase in the cost of insurance;

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

A majority of our revenue from the lending operations is generated from loans collateralized by hospitality properties. At December 31, 2018, our loans subject to credit risk were 98.3% concentrated in the hospitality industry.  Any factors that negatively impact the hospitality industry, including recessions, severe weather events (such as hurricanes, blizzards, floods, etc.), depressed commercial real estate markets, travel restrictions, bankruptcies or other political or geopolitical events or the introduction of new concepts and products such as Airbnb®, Homeaway® and VRBO®, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

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

Our SBA 7(a) loans that have real estate as collateral are subject to risks of delinquency and foreclosure.  The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower.  If the net operating income of and or cash flow from the property is reduced, the borrower's ability to repay the loan may be impaired.  Net operating income of and or cash flow from an income-producing property can be affected by, among other things, tenant mix, success of tenant businesses, onsite property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

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

Foreclosure and bankruptcy are complex and sometimes lengthy processes that are subject to federal and state laws and regulations.  An action to foreclose on a property is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims.  In the event of a default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due under the note. Further, borrowers have the option of seeking federal bankruptcy protection which could delay the foreclosure process.  In conjunction with the bankruptcy process, the terms of the loan agreements may be modified.  Typically, delays in the foreclosure process will have a negative impact on our results of operations and or financial condition due to direct and indirect costs incurred and possible deterioration of the value of the collateral. After foreclosure has been completed, a lack of funds or capital may force us to sell the underlying property resulting in a lower recovery even though developing the property prior to a sale could result in a higher recovery.

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

We are dependent upon the federal government to maintain the SBA 7(a) Program.  There can be no assurance that the program will be maintained or that loans will continue to be guaranteed at current levels.  In addition, there can be no assurance that our SBA lending subsidiary, First Western SBLC, Inc. ("First Western") will be able to maintain its status as a "Preferred Lender" under PLP (as defined below) or that we can maintain our SBA 7(a) license.

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

If we fail to qualify as a REIT, we could face serious tax consequences that could substantially reduce our funds available for payment of distributions to our stockholders for each of the years involved because:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	we also could be subject to increased state and local taxes; and

•	unless we are entitled to relief under statutory provisions, we could not elect to be subject to be taxed as a REIT for four taxable years following the year during which we are disqualified.

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. As a result of these factors, our failure to qualify as a REIT could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the relief provisions under the Code in order to maintain our REIT status, we might nevertheless be required to pay certain penalty taxes for each such failure.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

Income from "qualified dividends" payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our securities. However, under the Tax Cuts and Jobs Act of 2017 (the "Tax Cuts and Jobs Act") for taxable years prior to 2026, non-corporate U.S. stockholders of REITs may deduct up to 20% of any “qualified REIT dividends.” A qualified REIT dividend is defined as any dividend from a REIT that is not a capital gain dividend or a dividend attributable to dividend income from U.S. corporations or certain non-U.S. corporations. A non-corporate U.S. stockholder’s ability to claim a deduction equal to 20% of qualified REIT dividends received may be limited by the stockholder’s particular circumstances.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

Subject to certain restrictions, a REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT's assets may consist of stock or securities of one or more TRSs. A TRS generally will pay income tax at regular corporate rates on any taxable income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

Our TRSs are subject to normal corporate income taxes. We continuously monitor the value of our investments in TRSs for the purpose of ensuring compliance with the rule that no more than 20% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). The aggregate value of our TRS stock and securities is less than 20% of the value of our total assets (including our TRS stock and securities) as of December 31, 2018. In addition, we scrutinize all of our transactions with our TRSs for the purpose of ensuring that they are entered into on arm's-length terms in order to avoid incurring the 100% excise tax described above. There are no distribution requirements applicable to the TRSs and after-tax earnings may be retained. There can be no assurance, however, that we will be able to comply with the 20% limitation on ownership of TRS stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm's-length transactions.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility, including the recently passed Tax Cuts and Jobs Act.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our capital stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisors with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares or on our ability to continue to qualify as a REIT. Even changes that do not impose greater taxes on us could potentially result in adverse consequences to our stockholders. Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation (such as a decrease in corporate tax rates) would result in a REIT having fewer tax advantages, and it could decrease the attractiveness of the REIT structure relative to companies that are not organized as REITs. As a result, our charter provides our Board of Directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our Board of Directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.

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

While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. Moreover, certain provisions of the Tax Cuts and Jobs Act give rise to issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation or administrative guidance. At this point, it is not clear if or when Congress or the Internal Revenue Service will resolve these issues.

In certain circumstances, we may be subject to certain federal, state and local taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to certain federal, state and local taxes. For example, net income from the sale of properties that are "dealer" properties sold by a REIT (a "prohibited transaction" under the Code) will be subject to a 100% excise tax, and some state and local jurisdictions may tax some or all of our income because not all states and localities treat REITs the same as they are treated for federal income tax purposes. Any federal, state or local taxes we pay will reduce our cash available for distribution to our stockholders. Moreover, as discussed above, our TRSs are generally subject to corporate income taxes and excise taxes in certain cases. Additionally, if we are not able to make sufficient distributions to eliminate our REIT taxable income, we may be subject to tax as a corporation on our undistributed REIT taxable income. We may also decide to retain income we earn from the sale or other dispositions of our properties and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability.

REIT annual distribution requirements may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our objectives and reduce our stockholders' overall return.

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

Gain recognized by a non-U.S. stockholder upon the sale or exchange of shares of our capital stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a "U.S. real property interest" ("USRPI") under the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"). Shares of our capital stock will not constitute a USRPI so long as we are a "domestically-controlled qualified investment entity." A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT's stock is held directly or indirectly by non-U.S. stockholders. We believe that we are a domestically-controlled qualified investment entity. However, because our capital stock is and will be freely transferable (other than restrictions on ownership and transfer that are intended to, among other purposes, assist us in maintaining our qualification as a REIT for federal income tax purposes as described in the risk factor "The share transfer and ownership restrictions applicable to REITs and contained in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities”), no assurance can be given that we are or will be a domestically-controlled qualified investment entity.

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

REIT stockholders can receive taxable income without cash distributions.

Under certain circumstances, REITs are permitted to pay required dividends in shares of their stock rather than in cash. If we were to avail ourselves of that option, our stockholders could be required to pay taxes on such stock distributions without the benefit of cash distributions to pay the resulting taxes.

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

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and advisable to preserve our qualification as a REIT. Unless exempted by the Board of Directors, for so long as we continue to qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% (in value or in number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of capital stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of our Common Stock. The Board of Directors, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retrospectively) from the ownership limits. However, the Board of Directors may not, among other limitations, grant an exemption from these ownership restrictions to any proposed transferee whose ownership, direct or indirect, in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transfer and ownership will not apply, however, if the Board of Directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.

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

Urban II is entitled to registration rights, subject to certain limitations, with respect to our securities pursuant to the Registration Rights and Lockup Agreement dated March 11, 2014 between us and Urban II (the "Registration Rights and Lockup Agreement"). Urban II is entitled to require us, on up to eight occasions, to register under the Securities Act, our shares of Common Stock it received in connection with the merger between PMC Commercial Trust and CIM REIT that was completed on March 11, 2014 (the "Merger"). We have registered 19,500,000 shares of our Common Stock on behalf of Urban II under the Registration Rights and Lockup Agreement.

As described in “Item 1—Business—Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock,” we have been informed that CIM Group intends to liquidate CIM REIT by distributing to members of CIM REIT all shares of our Common Stock then held by CIM REIT. Such members of CIM REIT may decide to sell the shares of our Common Stock received by them in the CIM REIT Liquidation. While the CIM REIT Liquidation would increase our public float, which we expect would improve trading volume over time and make our Common Stock eligible for inclusion in several indices, a large volume of sales of shares of our Common Stock could decrease the prevailing market price of shares of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales of shares of our Common Stock do not occur, the mere perception of the possibility of these sales could depress the market price of shares of our Common Stock and have a negative effect on our ability to raise capital in the future.

We may issue shares of our Common Stock at prices below the then-current NAV per share of our Common Stock, which could materially reduce our NAV per share of our Common Stock.

Any sale or other issuance of shares of our Common Stock by us at a price below the then-current NAV per share will result in an immediate reduction of our NAV per share. This reduction would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets than the increase in our assets resulting from such issuance. For example, if we issue a number of shares of Common Stock equal to 5% of our then-outstanding shares at a 2% discount from NAV, a holder of our Common Stock who does not participate in that offering to the extent of its proportionate interest in the Company will suffer NAV dilution of up to 0.1%, or $1 per $1,000 of NAV. Because the number of future shares of our Common Stock that may be issued below our NAV per share and the price and timing of such issuances are not currently known, we cannot predict the resulting reduction in our NAV per share of any such issuance.

Changes in market conditions could adversely affect the market prices of our Common Stock and Series L Preferred Stock.

The market value of our Common Stock and Series L Preferred Stock, as with other publicly traded equity securities, will depend on various market conditions, which may change from time to time. In addition to the economic environment and future volatility in the securities and credit markets in general, the market conditions described in the risk factor "We intend to rely in part on external sources of capital to fund future capital needs and, if we encounter difficulty in obtaining such capital, we may not be able to meet maturing obligations or make additional acquisitions" may affect the value of our Common Stock. In addition, increases in market interest rates may lead investors to demand a higher annual yield from our distributions in relation to the price of our securities.

The market value of our Common Stock is based, among other things, upon the market's perception of our growth potential and our current and potential future earnings and cash dividends and our capital structure. Consequently, our Common Stock or our Series L Preferred Stock may trade at prices that are higher or lower than our NAV per share of Common Stock or the stated value of the Series L Preferred Stock of $28.37 (the "Series L Preferred Stock Stated Value"), subject to adjustment. If our future earnings or cash distributions are less than expected, the market prices of our Common Stock or Series L Preferred Stock could decline.

The limited trading market for our Common Stock subjects our share price to greater volatility and, as a result, a holder of our Common Stock may not be able to resell his or her shares at or above the price paid for them.

Although our Common Stock is listed for trading on Nasdaq and the TASE, the volume of trading in our Common Stock has been lower than many other companies listed on these exchanges because, as of March 15, 2019, approximately 90.9% of our Common Stock is presently owned by Urban II, other affiliates of CIM Group and our executive officers and directors. A public trading market with depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our Common Stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Limited trading volume may subject our Common Stock to greater price volatility and may make it difficult for investors to sell shares at a price that is attractive to them.

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

On December 17, 2018, our Board of Directors announced an Initial Dividend on shares of our Common Stock for fiscal year 2019 in the aggregate amount of $21,897,536. We must declare and pay distributions on our Common Stock equal to the Initial Dividend prior to declaring and paying any portion of the Series L Preferred Stock Distribution. Other than to the extent of the Initial Dividend, the rights of the holders of shares of our Common Stock rank junior to the rights of holders of shares of our Series L Preferred Stock to the extent of the Series L Preferred Stock Distribution.

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

The exercise price of our Series A Preferred Warrants is based upon the Applicable NAV. As used herein, "Applicable NAV" means the fair market NAV of the Company per share of Common Stock as most recently published and designated as the Applicable NAV by the Company at the time of the issuance of the applicable Series A Preferred Warrant. The Company determines the Applicable NAV on an annual basis or more frequently if, in the Company's discretion, significant developments warrant. The Company's determination of the Applicable NAV is final and binding. The valuation methodologies underlying our NAVs will involve subjective judgments. Valuations of real properties do not necessarily represent the price at which a willing buyer would purchase our properties; therefore, there can be no assurance that we would realize the values underlying our estimated NAVs if we were to sell our assets and distribute the net proceeds to our stockholders. The values of our assets and liabilities are likely to fluctuate over time. The exercise price for Series A Preferred Warrants may not be indicative of the price at which the shares of Common Stock for which the Series A Preferred Warrants may be exercised would trade or of the proceeds that a stockholder would receive if we were liquidated or dissolved or of the value of our portfolio at the time holders would be able to dispose of their shares.

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

A holder of shares of Series A Preferred Stock may require us to redeem such shares in exchange for a redemption price payable, in our sole discretion, in cash or, from and after the first anniversary of the date of original issuance of such shares, in equal value through the issuance of shares of Common Stock, based on the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption. The rights of the holders of shares of Series A Preferred Stock rank senior to the rights of the holders of shares of our Common Stock as to dividends and payments upon liquidation. Unless full cumulative dividends on our shares of Series A Preferred Stock for all past dividend periods have been declared and paid (or set apart for payment), we will not declare or pay dividends with respect to any shares of our Common Stock for any period. Upon liquidation, dissolution or winding up of our Company, the holders of shares of our Series A Preferred Stock are entitled to receive a liquidation preference of the Series A Preferred Stock Stated Value, plus all accrued but unpaid dividends at the rate of 5.5% per annum, prior and in preference to any distribution to the holders of shares of our Common Stock or any other class of our equity securities.

We may suffer from delays in deploying capital, which could adversely affect our ability to pay distributions to our stockholders and the value of our securities.

We could suffer from delays in deploying capital, particularly if the capital we raise in the offering of our Series A Preferred Stock outpaces our Operator's ability to identify acquisitions and or close on them. Such delays, which may be caused by a number of factors, including competition in the market for the same real estate opportunities, may adversely affect our ability to pay distributions to our stockholders and or the value of their overall returns on investment in our securities.

The cash distributions received by holders of Common Stock and Preferred Stock may be less frequent or lower in amount than expected by such holders.

Our Board of Directors will determine the amount and timing of distributions on our Common Stock and Preferred Stock. In making this determination, our Board of Directors will consider all relevant factors, including the amount of cash resources available for distributions, capital spending plans, cash flow, financial position, applicable requirements of the MGCL and any applicable contractual restrictions. We cannot assure you that we will be able to consistently generate sufficient available cash flow to fund distributions on our Common Stock and or Preferred Stock, nor can we assure you that sufficient cash will be available to make distributions on our Common Stock and or Preferred Stock (in each case, even to the extent of the Initial Dividend). While holders of Common Stock are entitled to receive distributions if, as and when authorized by our Board of Directors and declared by us out of legally available funds, we cannot predict with certainty the amount of distributions holders of Common Stock may receive and we may be unable to pay, maintain or increase such distributions over time.

In connection with the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, the Company is reevaluating its dividend policy. There can be no assurance that the future dividends declared by our Board of Directors will not differ materially from historical dividend levels.

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

Until November 21, 2022, we are prohibited from issuing any shares of preferred stock ranking senior to or on parity with the Series L Preferred Stock with respect to the payment of dividends, other distributions, liquidation, and or dissolution or winding up of the Company unless the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio, calculated in accordance with the Articles Supplementary describing the Series L Preferred Stock, is equal to or greater than 1.25:1.00. Our good faith determination of an applicable Series L Preferred Stock Minimum Fixed Charge Coverage Ratio is binding absent manifest error for purposes of this restriction. At December 31, 2018, we were in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio.

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

The listing of our Common Stock and Series L Preferred Stock on more than one stock exchange may result in price variations that could adversely affect liquidity of the market for our Common Stock and or Series L Preferred Stock.

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

The dual-listing may adversely affect liquidity and trading prices for our Common Stock and Series L Preferred Stock on one or both of the exchanges as a result of circumstances that may be outside of our control. For example, transfers by holders of our securities from trading on one exchange to the other could result in increases or decreases in liquidity and or trading prices on either or both of the exchanges. In addition, holders could seek to sell or buy our Series L Preferred Stock or Common Stock to take advantage of any price differences between the two markets through a practice referred to as arbitrage.

Any arbitrage activity could create unexpected volatility in both the prices of and volumes of our Series L Preferred Stock and Common Stock available for trading on either exchange.

The existing mechanism for the dual‑listing of securities on Nasdaq and the TASE may be eliminated or otherwise altered such that we may be subject to additional regulatory burden and additional costs.

The existing Israeli regulatory regime provides a mechanism for the dual‑listing of securities traded on Nasdaq and the TASE that does not impose any significant regulatory burden or significant costs on us. If this dual‑listing regime is eliminated or otherwise altered such that we are unable or unwilling to comply with the regulatory requirements, we may incur additional costs and we may consider delisting of our Series L Preferred Stock and or Common Stock from the TASE.

Our NAV is an estimate of the fair value of our properties and real estate-related assets and may not necessarily reflect realizable value.

The determination of estimated NAV involves a number of subjective assumptions, estimates and judgments that may not be accurate or complete. Neither the Financial Industry Regulatory Authority nor the SEC provides rules on the methodology we must use to determine our estimated NAV per share. We believe there is no established practice among public REITs for calculating estimated NAV. Different firms using different property-specific, general real estate, capital markets, economic and other assumptions, estimates and judgments could derive an estimated NAV that is significantly different from our estimated NAV.

Our estimated NAV, as determined by us from time to time, is calculated by relying in part on appraisals of our real estate assets and the assets of our lending segment. However, valuations of these assets do not necessarily represent the price at which a willing buyer would purchase such assets; therefore, there can be no assurance that we would realize the values underlying our estimated NAVs if we were to sell our assets and distribute the net proceeds to our stockholders. The values of our assets and liabilities, and therefore our NAV, are likely to fluctuate over time based on changes in value, investment activities, capital activities, indebtedness levels, and other various activities.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2018, our real estate portfolio consisted of 21 assets, all of which are fee-simple properties. As of December 31, 2018, our 19 office properties (including one parking garage and two development sites, one of which is being used as a parking lot), totaling approximately 3.4 million rentable square feet, were 93.2% occupied and one hotel with an ancillary parking garage, which has a total of 503 rooms, had RevPAR of $129.73 for the year ended December 31, 2018.

Office Portfolio Summary as of December 31, 2018 (1)

Office

						Annualized
						Rent Per
		Rentable			Annualized	Occupied
		Square	%	%	Rent (3)	Square
Property	Market	Feet	Occupied	Leased (2)	(in thousands)	Foot
1 Kaiser Plaza	Oakland, CA	535,324	93.5%	96.3%	$20,907	$41.77
2101 Webster Street (4)	Oakland, CA	474,798	96.2%	96.2%	18,782	41.12
999 N Capitol Street	District of Columbia	315,983	90.1%	90.1%	13,539	47.56
899 N Capitol Street	District of Columbia	314,667	86.1%	86.1%	14,333	52.90
1901 Harrison Street (4)	Oakland, CA	282,350	81.1%	99.4%	10,393	45.39
1333 Broadway	Oakland, CA	252,609	92.8%	92.8%	9,465	40.38
830 1st Street (4)	District of Columbia	247,337	100.0%	100.0%	11,648	47.09
2100 Franklin Street (4)	Oakland, CA	216,828	98.9%	98.9%	9,045	42.18
11620 Wilshire Boulevard	Los Angeles, CA	194,643	94.1%	95.1%	7,552	41.23
3601 S Congress Avenue (5)	Austin, TX	183,885	94.7%	98.6%	6,210	35.66
4750 Wilshire Boulevard	Los Angeles, CA	143,361	100.0%	100.0%	3,859	26.92
9460 Wilshire Boulevard	Los Angeles, CA	93,622	94.9%	94.9%	8,332	93.78
260 Townsend Street (4)	San Francisco, CA	66,682	100.0%	100.0%	4,956	74.32
11600 Wilshire Boulevard	Los Angeles, CA	56,144	90.4%	90.4%	2,661	52.43
Lindblade Media Center (6)	Los Angeles, CA	32,428	100.0%	100.0%	1,446	44.59
1130 Howard Street	San Francisco, CA	21,194	100.0%	100.0%	1,489	70.26
Total Office (16 Properties)		3,431,855	93.2%	95.4%	$144,617	$45.21

Other Ancillary Properties within Office Portfolio

Annualized
Rent Per
		Rentable			Annualized	Occupied
		Square	%	%	Rent (3)	Square
Property (1)	Market	Feet	Occupied	Leased	(in thousands)	Foot
901 N Capitol Street	District of Columbia	N/A (7)	N/A	N/A	N/A	N/A
2353 Webster Street Parking Garage (4)	Oakland, CA	N/A	N/A	N/A	N/A	N/A
2 Kaiser Plaza Parking Lot	Oakland, CA	N/A (8)	N/A	N/A	N/A	N/A
Total Ancillary Office (3 Properties)		N/A	N/A	N/A	N/A	N/A

Total Office including Other Ancillary

Annualized
Rent Per
	Rentable			Annualized	Occupied
	Square	%	%	Rent (3)	Square
	Feet	Occupied	Leased (2)	(in thousands)	Foot
Total Office incl. Other Ancillary (19 Properties)	3,431,855	93.2%	95.4%	$144,617	$45.21

(1)
As described under "Item 1—Business—Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock," as part of the Asset Sale, the Company has sold certain properties and is actively marketing additional properties for sale.  The information presented in this table represents historical information without giving effect to the Asset Sale.

(2)	Based on leases signed as of December 31, 2018.

(3)
Represents gross monthly base rent, as of December 31, 2018, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

(4)	2101 Webster Street, 1901 Harrison Street, 2100 Franklin Street, 2353 Webster Street Parking Garage, 830 1st Street, and 260 Townsend Street were sold in March 2019 as part of the Asset Sale.

(5)	3601 S Congress Avenue consists of ten buildings. The Company intends to develop an existing surface parking lot into approximately 42,000 square feet of additional rentable office space.

(6)	Lindblade Media Center consists of three buildings.

(7)
901 N Capitol Street is a 39,696 square foot parcel of land located between 899 and 999 N Capitol Street. We have designed and are entitled to develop a building having approximately 270,000 rentable square feet.

(8)
2 Kaiser Plaza Parking Lot is a 44,642 square foot parcel of land currently being used as a surface parking lot. We are entitled to develop a building, which we are in the process of designing, having approximately 425,000 to 800,000 rentable square feet.

Office Portfolio Detail by Property, Market, and Submarket as of December 31, 2018 (1)

					Annualized
	Rentable			Annualized	Rent Per
	Square	%	%	Rent (3)	Occupied
Location	Feet	Occupied	Leased (2)	(in thousands)	Square Foot
NORTHERN CALIFORNIA
Oakland, CA
Lake Merritt
1 Kaiser Plaza	535,324	93.5%	96.3%	$20,907	$41.77
2101 Webster Street (4)	474,798	96.2%	96.2%	18,782	41.12
1901 Harrison Street (4)	282,350	81.1%	99.4%	10,393	45.39
2100 Franklin Street (4)	216,828	98.9%	98.9%	9,045	42.18
2353 Webster Street Parking Garage (4)	N/A	N/A	N/A	N/A	N/A
2 Kaiser Plaza Parking Lot	N/A (5)	N/A	N/A	N/A	N/A
Total Lake Merritt	1,509,300	92.8%	97.2%	59,127	42.21
City Center
1333 Broadway	252,609	92.8%	92.8%	9,465	40.38
Total Oakland, CA	1,761,909	92.8%	96.6%	68,592	41.95
San Francisco, CA
South of Market
260 Townsend Street (4)	66,682	100.0%	100.0%	4,956	74.32
1130 Howard Street	21,194	100.0%	100.0%	1,489	70.26
Total San Francisco, CA	87,876	100.0%	100.0%	6,445	73.34
TOTAL NORTHERN CALIFORNIA	1,849,785	93.1%	96.8%	$75,037	$43.57

SOUTHERN CALIFORNIA
Los Angeles, CA
West Los Angeles
11620 Wilshire Boulevard	194,643	94.1%	95.1%	$7,552	$41.23
11600 Wilshire Boulevard	56,144	90.4%	90.4%	2,661	52.43
Lindblade Media Center (6)	32,428	100.0%	100.0%	1,446	44.59
Total West Los Angeles	283,215	94.0%	94.7%	11,659	43.79
Mid-Wilshire
4750 Wilshire Boulevard	143,361	100.0%	100.0%	3,859	26.92
Beverly Hills
9460 Wilshire Boulevard	93,622	94.9%	94.9%	8,332	93.78
Total Los Angeles, CA	520,198	95.8%	96.2%	23,850	47.86
TOTAL SOUTHERN CALIFORNIA	520,198	95.8%	96.2%	$23,850	$47.86

(Continued)

Office Portfolio Detail by Property, Market, and Submarket as of December 31, 2018 (1) (Continued)

					Annualized
	Rentable			Annualized	Rent Per
	Square	%	%	Rent (3)	Occupied
Location	Feet	Occupied	Leased (2)	(in thousands)	Square Foot
EAST
Washington, DC
Capitol Hill
999 N Capitol Street	315,983	90.1%	90.1%	$13,539	$47.56
899 N Capitol Street	314,667	86.1%	86.1%	14,333	52.90
830 1st Street (4)	247,337	100.0%	100.0%	11,648	47.09
901 N Capitol Street	N/A (7)	N/A	N/A	N/A	N/A
Total Capitol Hill	877,987	91.5%	91.5%	39,520	49.19
Total Washington, DC	877,987	91.5%	91.5%	39,520	49.19
TOTAL EAST	877,987	91.5%	91.5%	$39,520	$49.19

SOUTHWEST
Austin, TX
South
3601 S Congress Avenue (8)	183,885	94.7%	98.6%	$6,210	$35.66
TOTAL SOUTHWEST	183,885	94.7%	98.6%	$6,210	$35.66

TOTAL PORTFOLIO	3,431,855	93.2%	95.4%	$144,617	$45.21

(1)
As described under "Item 1—Business—Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock," as part of the Asset Sale, the Company has sold certain properties and is actively marketing additional properties for sale.  The information presented in this table represents historical information without giving effect to the Asset Sale.

(2)	Based on leases signed as of December 31, 2018.

(3)
Represents gross monthly base rent, as of December 31, 2018, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

(4)	2101 Webster Street, 1901 Harrison Street, 2100 Franklin Street, 2353 Webster Street Parking Garage, 830 1st Street, and 260 Townsend Street were sold in March 2019 as part of the Asset Sale.

(5)
2 Kaiser Plaza Parking Lot is a 44,642 square foot parcel of land currently being used as a surface parking lot. We are entitled to develop a building, which we are in the process of designing, having approximately 425,000 to 800,000 rentable square feet.

(6)	Lindblade Media Center consists of three buildings.

(7)
901 N Capitol Street is a 39,696 square foot parcel of land located between 899 and 999 N Capitol Street. We have designed and are entitled to develop a building having approximately 270,000 rentable square feet.

(8)	3601 S Congress Avenue consists of ten buildings. The Company intends to develop an existing surface parking lot into approximately 42,000 square feet of additional rentable office space.

Hotel Portfolio Summary as of December 31, 2018

				Revenue Per
			%	Available
Property	Market	Rooms	Occupied (1)	Room (2)
Sheraton Grand Hotel (3)	Sacramento, CA	503	80.1%	$129.73
Total Hotel (1 Property)		503	80.1%	$129.73

Other Ancillary Properties within Hotel Portfolio

		Rentable			Annualized
		Square	%	%	Rent (Parking
		Feet	Occupied	Leased	and Retail) (5)
Property	Market	(Retail)	(Retail)	(Retail) (4)	(in thousands)
Sheraton Grand Hotel Parking Garage & Retail (6)	Sacramento, CA	9,453	100.0%	100.0%	$2,943
Total Ancillary Hotel (1 Property)		9,453	100.0%	100.0%	$2,943

(1)	Represents trailing 12-month occupancy as of December 31, 2018, calculated as the number of occupied rooms divided by the number of available rooms.

(2)	Represents trailing 12-month RevPAR as of December 31, 2018, calculated as room revenue divided by the number of available rooms.

(3)	The Sheraton Grand Hotel is part of the Sheraton franchise and is managed by Starwood Hotels and Resorts Worldwide, Inc.

(4)	Based on leases commenced as of December 31, 2018.

(5)
Represents gross monthly contractual rent under parking and retail leases commenced as of December 31, 2018, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

(6)	The site of the Sheraton Grand Hotel Parking Garage & Retail is being evaluated for potential development.

Office Portfolio—Top 10 Tenants by Annualized Rental Revenue as of December 31, 2018 (1)

		Credit
		Rating					% of
		(S&P /		Annualized	% of	Rentable	Rentable
		Moody's /	Lease	Rent (2)	Annualized	Square	Square
Tenant	Property	Fitch)	Expiration	(in thousands)	Rent	Feet	Feet
U.S. Federal Government Agencies (3)	Various	AA+ / Aaa / AAA	2019 - 2026	$25,580	17.7%	558,965	16.3%
Kaiser Foundation Health Plan, Inc.	1 Kaiser Plaza / 2101 Webster	AA- / - / AA-	2019 - 2027	19,387	13.4%	469,813	13.7%
The District of Columbia	899 N Capitol Street	AA+ / Aaa / AA+	2021	11,342	7.8%	205,860	6.0%
Pandora Media, Inc.	2100 Franklin Street / 2101 Webster / 3601 S Congress Avenue	- / - / -	2019 - 2024	7,763	5.4%	190,833	5.6%
Wells Fargo Bank, N.A.	1901 Harrison Street	A+ / Aa2 / AA-	2019 - 2023	4,241	2.9%	87,000	2.5%
Farmers Group, Inc.	4750 Wilshire Boulevard	A / A2 / -	2019	3,859	2.7%	143,361	4.2%
Delta Dental of California	1333 Broadway	- / - / -	2019 - 2028	3,712	2.6%	82,923	2.4%
Neighborhood Reinvestment Corporation	999 N Capitol Street	- / - / -	2023	3,450	2.4%	67,611	2.0%
MUFG Union Bank, N.A.	9460 Wilshire Boulevard	A / Aa2 / A	2029	3,105	2.1%	26,644	0.8%
Save the Children Federation, Inc.	899 N Capitol Street	- / - / -	2029	2,704	1.9%	58,768	1.7%
Total for Top Ten Tenants				85,143	58.9%	1,891,778	55.2%
All Other Tenants				59,474	41.1%	1,307,237	38.0%
Vacant				—	—%	232,840	6.8%
Total for Portfolio				$144,617	100.0%	3,431,855	100.0%

(1)
As described under "Item 1—Business—Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock," as part of the Asset Sale, the Company has sold certain properties and is actively marketing additional properties for sale.  The information presented in this table represents historical information without giving effect to the Asset Sale.

(2)
Represents gross monthly base rent, as of December 31, 2018, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

(3)	Represents seven different leases at various properties.

Office Portfolio—Diversification by NAICS code as of December 31, 2018 (1)

	Annualized	% of	Rentable
	Rent (2)	Annualized	Square	% of Rentable
NAICS Code	(in thousands)	Rent	Feet	Square Feet
Public Administration	$42,363	29.5%	886,166	25.7%
Health Care and Social Assistance	25,229	17.4%	592,052	17.3%
Finance and Insurance	18,522	12.8%	406,339	11.8%
Professional, Scientific, and Technical Services	17,618	12.2%	403,408	11.8%
Information	13,453	9.3%	303,948	8.9%
Other Services (except Public Administration)	6,714	4.6%	149,185	4.3%
Real Estate and Rental and Leasing	4,546	3.1%	102,112	3.0%
Manufacturing	3,394	2.3%	82,503	2.4%
Educational Services	2,956	2.0%	74,972	2.2%
Construction	2,858	2.0%	41,466	1.2%
Arts, Entertainment, and Recreation	2,798	1.9%	44,708	1.3%
Accommodation and Food Services	2,106	1.5%	52,030	1.5%
Retail Trade	1,200	0.8%	40,084	1.2%
Management of Companies and Enterprises	371	0.3%	9,651	0.3%
Administrative and Support and Waste Management and Remediation Services	277	0.2%	5,453	0.2%
Wholesale Trade	212	0.1%	4,938	0.1%
Vacant	—	—%	232,840	6.8%
TOTAL PORTFOLIO	$144,617	100.0%	3,431,855	100.0%

(1)
As described under "Item 1—Business—Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock," as part of the Asset Sale, the Company has sold certain properties and is actively marketing additional properties for sale.  The information presented in this table represents historical information without giving effect to the Asset Sale.

(2)
Represents gross monthly base rent, as of December 31, 2018, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

Office Portfolio—Lease Expiration as of December 31, 2018 (1)

	Square Feet	% of Square	Annualized	% of Annualized	Annualized Rent
Year of Lease	of Expiring	Feet	Rent (2)	Rent	Per Occupied
Expiration	Leases	Expiring	(in thousands)	Expiring	Square Foot
2019 (3)	423,196	13.2%	$15,076	10.4%	$35.62
2020	444,965	13.9%	18,820	13.0%	42.30
2021	602,714	18.8%	29,480	20.4%	48.91
2022	249,107	7.8%	10,227	7.1%	41.05
2023	292,915	9.2%	13,986	9.7%	47.75
2024	61,719	1.9%	3,288	2.3%	53.27
2025	467,037	14.6%	20,243	14.0%	43.34
2026	367,618	11.5%	18,689	12.9%	50.84
2027	88,440	2.8%	3,883	2.7%	43.91
2028	101,320	3.2%	4,673	3.2%	46.12
Thereafter	99,984	3.1%	6,252	4.3%	62.53
Total Occupied	3,199,015	100.0%	$144,617	100.0%	$45.21
Vacant	232,840
Total Portfolio	3,431,855

(1)
As described under "Item 1—Business—Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock," as part of the Asset Sale, the Company has sold certain properties and is actively marketing additional properties for sale.  The information presented in this table represents historical information without giving effect to the Asset Sale.

(2)
Represents gross monthly base rent, as of December 31, 2018, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

(3)	Includes 36,608 square feet of month-to-month leases.

Office Portfolio—Historical Occupancy (1)

	December 31,
	2018
	Rentable	Occupancy Rates (2)
Property	Square Feet	2014	2015	2016	2017	2018
1 Kaiser Plaza	535,324	91.0%	96.7%	96.4%	93.4%	93.5%
2101 Webster Street (3)	474,798	81.9%	98.9%	98.9%	99.3%	96.2%
999 N Capitol Street	315,983	84.0%	84.0%	84.0%	83.2%	90.1%
899 N Capitol Street	314,667	52.2%	73.7%	74.1%	86.1%	86.1%
1901 Harrison Street (3)	282,350	99.4%	98.2%	97.5%	91.8%	81.1%
1333 Broadway	252,609	82.6%	92.9%	92.9%	96.7%	92.8%
830 1st Street (3)	247,337	100.0%	100.0%	100.0%	100.0%	100.0%
2100 Franklin Street (3)	216,828	83.5%	96.7%	98.5%	98.9%	98.9%
11620 Wilshire Boulevard	194,643	84.5%	91.5%	93.0%	98.6%	94.1%
3601 S Congress Avenue (4)	183,885	91.1%	97.4%	94.0%	92.2%	94.7%
4750 Wilshire Boulevard	143,361	100.0%	100.0%	100.0%	100.0%	100.0%
9460 Wilshire Boulevard (5)	93,622	N/A	N/A	N/A	N/A	94.9%
260 Townsend Street (3)	66,682	89.5%	89.7%	78.8%	100.0%	100.0%
11600 Wilshire Boulevard	56,144	78.5%	84.7%	80.0%	87.6%	90.4%
Lindblade Media Center (6)	32,428	100.0%	100.0%	100.0%	100.0%	100.0%
1130 Howard Street (7)	21,194	N/A	N/A	N/A	100.0%	100.0%
901 N Capitol Street	N/A (8)	N/A	N/A	N/A	N/A	N/A
2353 Webster Street Parking Garage (3)	N/A	N/A	N/A	N/A	N/A	N/A
2 Kaiser Plaza Parking Lot	N/A (9)	N/A	N/A	N/A	N/A	N/A
500 West Santa Ana Boulevard (10)	N/A	100.0%	N/A	N/A	N/A	N/A
211 Main Street (10)	N/A	100.0%	100.0%	100.0%	N/A	N/A
200 S College Street (10)	N/A	68.3%	66.9%	90.1%	N/A	N/A
980 9th Street (10)	N/A	83.4%	64.0%	66.6%	N/A	N/A
1010 8th Street Parking Garage & Retail (10)	N/A	9.9%	9.6%	10.7%	N/A	N/A
800 N Capitol Street (10)	N/A	93.2%	76.1%	76.1%	N/A	N/A
7083 Hollywood Boulevard (10)	N/A	96.3%	97.3%	97.3%	N/A	N/A
370 L'Enfant Promenade (10)	N/A	89.0%	87.7%	39.1%	N/A	N/A
Total Weighted Average	3,431,855	85.1%	86.9%	85.7%	94.2%	93.2%

(1)
As described under "Item 1—Business—Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock," as part of the Asset Sale, the Company has sold certain properties and is actively marketing additional properties for sale.  The information presented in this table represents historical information without giving effect to the Asset Sale.

(2)	Historical occupancies for office properties are shown as a percentage of rentable square feet and are based on leases commenced as of December 31st of each historical year.

(3)	2101 Webster Street, 1901 Harrison Street, 2100 Franklin Street, 2353 Webster Street Parking Garage, 830 1st Street, and 260 Townsend Street were sold in March 2019 as part of the Asset Sale.

(4)	3601 S Congress Avenue consists of ten buildings. The Company intends to develop an existing surface parking lot into approximately 42,000 square feet of additional rentable office space.

(5)	9460 Wilshire Boulevard was acquired on January 18, 2018.

(6)	Lindblade Media Center consists of three buildings.

(7)	1130 Howard Street was acquired on December 29, 2017.

(8)
901 N Capitol Street is a 39,696 square foot parcel of land located between 899 and 999 N Capitol Street. We have designed and are entitled to develop a building having approximately 270,000 rentable square feet.

(9)
2 Kaiser Plaza Parking Lot is a 44,642 square foot parcel of land currently being used as a surface parking lot. We are entitled to develop a building, which we are in the process of designing, having approximately 425,000 to 800,000 rentable square feet.

(10)
500 West Santa Ana Boulevard, 211 Main Street, 200 S College Street, 980 9th Street, 1010 8th Street Parking Garage & Retail, 800 N Capitol Street, 7083 Hollywood Boulevard, and 370 L'Enfant Promenade were sold on November 19, 2015, March 28, 2017, June 8, 2017, June 20, 2017, June 20, 2017, August 31, 2017, September 21, 2017, and October 17, 2017, respectively.

Office Portfolio—Historical Annualized Rents (1)

	December 31,
	2018
	Rentable	Annualized Rent Per Occupied Square Foot (2)
Property	Square Feet	2014	2015	2016	2017	2018
1 Kaiser Plaza	535,324	$36.50	$34.24	$37.13	$39.26	$41.77
2101 Webster Street (3)	474,798	38.84	36.76	37.64	38.75	41.12
999 N Capitol Street	315,983	44.18	44.82	45.19	46.45	47.56
899 N Capitol Street	314,667	52.36	50.44	49.49	51.99	52.90
1901 Harrison Street (3)	282,350	33.74	34.02	35.49	36.99	45.39
1333 Broadway	252,609	30.17	31.07	33.12	35.76	40.38
830 1st Street (3)	247,337	42.42	42.53	43.90	43.60	47.09
2100 Franklin Street (3)	216,828	37.20	37.65	38.44	39.50	42.18
11620 Wilshire Boulevard	194,643	30.50	35.07	38.55	39.28	41.23
3601 S Congress Avenue (4)	183,885	27.28	30.21	31.84	33.65	35.66
4750 Wilshire Boulevard	143,361	25.45	25.03	25.71	26.17	26.92
9460 Wilshire Boulevard (5)	93,622	N/A	N/A	N/A	N/A	93.78
260 Townsend Street (3)	66,682	58.02	64.92	68.97	70.80	74.32
11600 Wilshire Boulevard	56,144	45.89	49.23	50.62	50.86	52.43
Lindblade Media Center (6)	32,428	31.51	39.88	41.60	43.27	44.59
1130 Howard Street (7)	21,194	N/A	N/A	N/A	67.90	70.26
901 N Capitol Street	N/A (8)	N/A	N/A	N/A	N/A	N/A
2353 Webster Street Parking Garage (3)	N/A	N/A	N/A	N/A	N/A	N/A
2 Kaiser Plaza Parking Lot	N/A (9)	N/A	N/A	N/A	N/A	N/A
500 West Santa Ana Boulevard (10)	N/A	20.40	N/A	N/A	N/A	N/A
211 Main Street (10)	N/A	28.69	28.81	28.80	N/A	N/A
200 S College Street (10)	N/A	22.61	23.33	23.60	N/A	N/A
980 9th Street (10)	N/A	30.47	29.69	30.23	N/A	N/A
1010 8th Street Parking Garage & Retail (10)	N/A	6.81	6.63	7.07	N/A	N/A
800 N Capitol Street (10)	N/A	45.19	45.36	45.02	N/A	N/A
7083 Hollywood Boulevard (10)	N/A	35.61	38.35	38.45	N/A	N/A
370 L'Enfant Promenade (10)	N/A	51.25	51.94	55.80	N/A	N/A
Total Weighted Average	3,431,855	$36.25	$36.75	$36.79	$41.00	$45.21

(1)
As described under "Item 1—Business—Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock," as part of the Asset Sale, the Company has sold certain properties and is actively marketing additional properties for sale.  The information presented in this table represents historical information without giving effect to the Asset Sale.

(2)
Other than as set forth in (7) below, Annualized Rent Per Occupied Square Foot represents annualized gross rent divided by total occupied square feet as of December 31 of each historical year. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

(3)	2101 Webster Street, 1901 Harrison Street, 2100 Franklin Street, 2353 Webster Street Parking Garage, 830 1st Street, and 260 Townsend Street were sold in March 2019 as part of the Asset Sale.

(4)	3601 S Congress Avenue consists of ten buildings. The Company intends to develop an existing surface parking lot into approximately 42,000 square feet of additional rentable office space.

(5)	9460 Wilshire Boulevard was acquired on January 18, 2018.

(6)	Lindblade Media Center consists of three buildings.

(7)
1130 Howard Street was acquired on December 29, 2017. The annualized rent as of December 31, 2017 for 12,944 rentable square feet of the building is presented using the actual rental income under a signed lease with a different tenant who took possession in March 2018, as the space was occupied by the prior owner and annualized rent under the short-term lease was de minimis.

(8)
901 N Capitol Street is a 39,696 square foot parcel of land located between 899 and 999 N Capitol Street. We have designed and are entitled to develop a building having approximately 270,000 rentable square feet.

(9)
2 Kaiser Plaza Parking Lot is a 44,642 square foot parcel of land currently being used as a surface parking lot. We are entitled to develop a building, which we are in the process of designing, having approximately 425,000 to 800,000 rentable square feet.

(10)
500 West Santa Ana Boulevard, 211 Main Street, 200 S College Street, 980 9th Street, 1010 8th Street Parking Garage & Retail, 800 N Capitol Street, 7083 Hollywood Boulevard, and 370 L'Enfant Promenade were sold on November 19, 2015, March 28, 2017, June 8, 2017, June 20, 2017, June 20, 2017, August 31, 2017, September 21, 2017, and October 17, 2017, respectively.

Multifamily Portfolio—Historical Occupancy

		Occupancy Rates (2)
Property (1)	Units	2014	2015	2016	2017	2018
4649 Cole Avenue (3)	334	88.9%	93.1%	94.3%	N/A	N/A
4200 Scotland Street	308	92.2%	91.2%	93.2%	N/A	N/A
47 E 34th Street	110	100.0%	89.1%	85.5%	N/A	N/A
3636 McKinney Avenue	103	98.1%	94.2%	92.2%	N/A	N/A
3839 McKinney Avenue (4)	75	94.7%	96.0%	86.7%	N/A	N/A
Total Weighted Average	930	92.8%	92.4%	92.0%	N/A	N/A

(1)
3636 McKinney Avenue, 3839 McKinney Avenue, 4649 Cole Avenue, 47 E 34th Street, and 4200 Scotland Street were sold on May 30, 2017, May 30, 2017, June 23, 2017, September 26, 2017, and December 15, 2017, respectively.

(2)	Historical occupancies for multifamily properties are based on leases commenced as of December 31st of each historical year and were calculated using units and not square feet.

(3)	4649 Cole Avenue consisted of fifteen buildings.

(4)	3839 McKinney Avenue consisted of two buildings.

Multifamily Portfolio—Historical Annualized Rents

		Monthly Rent Per Occupied Unit (2)
Property (1)	Units	2014	2015	2016	2017	2018
4649 Cole Avenue (3)	334	$1,366	$1,404	$1,439	N/A	N/A
4200 Scotland Street	308	1,797	1,768	1,661	N/A	N/A
47 E 34th Street	110	4,188	4,642	4,947	N/A	N/A
3636 McKinney Avenue	103	1,647	1,696	1,735	N/A	N/A
3839 McKinney Avenue (4)	75	1,590	1,597	1,661	N/A	N/A
Total Weighted Average	930	$1,919	$1,942	$1,948	N/A	N/A

(1)
3636 McKinney Avenue, 3839 McKinney Avenue, 4649 Cole Avenue, 47 E 34th Street, and 4200 Scotland Street were sold on May 30, 2017, May 30, 2017, June 23, 2017, September 26, 2017, and December 15, 2017, respectively.

(2)	Represents gross monthly base rent under leases commenced divided by occupied units as of December 31st of each historical year. This amount reflects total cash rent before concessions.

(3)	4649 Cole Avenue consisted of fifteen buildings.

(4)	3839 McKinney Avenue consisted of two buildings.

Hotel Portfolio—Historical Occupancy Rates as of December 31, 2018

			Occupancy (%) (1)
Hotel Location	Franchise	Rooms	2014	2015	2016	2017	2018
Sacramento, CA	Sheraton	503	75.3%	77.5%	78.1%	81.5%	80.1%
Los Angeles, CA (2)	Holiday Inn	405	89.2%	87.9%	81.1%	N/A	N/A
Oakland, CA (3)	Courtyard	162	80.2%	81.9%	74.3%	N/A	N/A
Weighted Average		1,070	81.3%	82.1%	78.9%	81.5%	80.1%

(1)
Historical occupancies for hotel properties are shown as a percentage of rentable rooms and represent the trailing 12-months occupancy as of December 31st of each historical year. For sold properties, occupancy is presented for our period of ownership only.

(2)	This property was sold in July 2016.

(3)	This property was sold in February 2016.

Hotel Portfolio—Historical Average Daily Rates as of December 31, 2018

			Average Daily Rate (Price) Per Room/Suite ($) (1)
Hotel Location	Franchise	Rooms	2014	2015	2016	2017	2018
Sacramento, CA	Sheraton	503	$140.75	$148.24	$152.89	$157.64	$161.95
Los Angeles, CA (2)	Holiday Inn	405	93.08	100.46	123.24	N/A	N/A
Oakland, CA (3)	Courtyard	162	151.27	173.05	169.58	N/A	N/A
Weighted Average		1,070	$122.52	$132.61	$144.06	$157.64	$161.95

(1)
Represents trailing 12-months average daily rate as of December 31st of each historical year, calculated by dividing the amount of room revenue by the number of occupied rooms. For sold properties, the average daily rate is presented for our period of ownership only.

(2)	This property was sold in July 2016.

(3)	This property was sold in February 2016.

Hotel Portfolio—Historical Revenue per Available Room/Suite as of December 31, 2018

			Revenue Per Available Room/Suite ($) (1)
Hotel Location	Franchise	Rooms	2014	2015	2016	2017	2018
Sacramento, CA	Sheraton	503	$105.95	$114.83	$119.44	$128.43	$129.73
Los Angeles, CA (2)	Holiday Inn	405	83.06	88.35	99.98	N/A	N/A
Oakland, CA (3)	Courtyard	162	121.31	141.72	126.00	N/A	N/A
Weighted Average		1,070	$99.61	$108.88	$113.73	$128.43	$129.73

(1)
Represents trailing 12-month RevPAR as of December 31st of each historical year, calculated by dividing the amount of room revenue by the number of available rooms. For sold properties, RevPAR is presented for our period of ownership only.

(2)	This property was sold in July 2016.

(3)	This property was sold in February 2016.

Property Indebtedness as of December 31, 2018 (1)

	Outstanding			Balance Due
	Principal			At Maturity
	Balance	Interest	Maturity	Date	Prepayment/
Property	(in thousands)	Rate	Date	(in thousands)	Defeasance
1 Kaiser Plaza	$97,100	4.14%	7/1/2026	$97,100	(3)
2101 Webster Street (2)	83,000	4.14%	7/1/2026	83,000	(3) (4)
2100 Franklin Street (2)	80,000	4.14%	7/1/2026	80,000	(3) (4)
1901 Harrison Street (2)	42,500	4.14%	7/1/2026	42,500	(3) (4)
1333 Broadway	39,500	4.14%	7/1/2026	39,500	(3)
260 Townsend Street (2)	28,200	4.14%	7/1/2026	28,200	(3) (5)
830 1st Street (2)	46,000	4.50%	1/5/2027	42,008	(6)
Total/Weighted Average	$416,300	4.18%		$412,308

(1)
As described under "Item 1—Business—Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock," as part of the Asset Sale, the Company has sold certain properties and is actively marketing additional properties for sale.  The information presented in this table represents historical information without giving effect to the Asset Sale.

(2)	2101 Webster Street, 1901 Harrison Street, 2100 Franklin Street, 830 1st Street, and 260 Townsend Street were sold in March 2019 as part of the Asset Sale.

(3)	Loan is generally not prepayable prior to April 1, 2026.

(4)
On March 1, 2019, these mortgage loans, which had an aggregate outstanding principal balance of $205,500,000 at such time, were defeased in connection with the sale of the related properties as part of the Asset Sale.

(5)
As of December 31, 2018, this mortgage loan is included in liabilities associated with assets held for sale on our consolidated balance sheet. On March 14, 2019, in connection with the sale of this property, this mortgage loan had an outstanding balance of $28,200,000 and was assumed by the buyer as part of the Asset Sale.

(6)
On March 1, 2019, in connection with the sale of this property as part of the Asset Sale, we paid off the related mortgage loan, which had an outstanding principal balance of $46,000,000 at such time, using proceeds from the sale. Additionally, we paid a prepayment penalty of $5,326,000 in connection with the prepayment of this mortgage loan.

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

PART II

Item 5.  Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Marketplace Designation, Sales Price Information and Holders

Shares of our Common Stock trade on Nasdaq and the TASE, in each case under the ticker symbol "CMCT." The following table sets forth the regular and special cash dividends per share, per quarter, declared during 2018 and 2017.

	Regular
	Quarterly	Special
	Cash Dividends	Cash Dividends
Quarter Ended	Per Share	Per Share (1)
December 31, 2018	$0.12500	$—
September 30, 2018	$0.12500	$—
June 30, 2018	$0.12500	$—
March 31, 2018	$0.12500	$—
December 31, 2017	$0.12500	$0.73000
September 30, 2017	$0.12500	$—
June 30, 2017	$0.12500	$2.26000
March 31, 2017	$0.21875	$—

(1)	Urban II waived its right to receive these special cash dividends as to its shares of our Common Stock owned as of the applicable record dates.

On March 15, 2019, there were approximately 444 holders of record of our Common Stock, excluding stockholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers. The last reported sales price of our Common Stock on March 15, 2019 was $18.25 as reported on Nasdaq.

Approximately 9.1% of shares of our Common Stock as of March 15, 2019 were held by non-affiliated stockholders.

Holders of our Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by us out of legally available funds. In determining our dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. In connection with the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, the Company is reevaluating its dividend policy. There can be no assurance that the future dividends declared by our Board of Directors will not differ materially from historical dividend levels. Risks inherent in our ability to pay dividends are further described in "Item 1A—Risk Factors" of this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information at December 31, 2018 with respect to shares of our Common Stock, either under options or in respect of restricted stock awards that may be issued under existing equity compensation plans, all of which have been approved by our stockholders.

Number of shares of
Common Stock remaining
	Number of shares of		available for future
	Common Stock to be		issuances under equity
	issued upon exercise	Weighted average	compensation plans
	of outstanding	exercise price of	(all in restricted shares
Plan Category	options	outstanding options	of Common Stock)
Equity incentive plan	—	N/A	287,682

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

The line graph below compares the percentage change in the cumulative total stockholder return on our Common Stock with the cumulative total return of the S&P 500 and the FTSE NAREIT Equity REIT Index. The FTSE NAREIT Equity REIT Index is a free-float adjusted, market capitalization-weighted index of U.S. Equity REITs. The Index includes all tax-qualified REITs with more than 50 percent of total assets in qualifying real estate assets other than mortgages secured by real property. In 2014, we transitioned from a mortgage REIT to an equity REIT as a result of the Merger. All returns assume an investment of $100 on December 31, 2013 and the reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	Period Ended December 31,
Index	2013	2014	2015	2016	2017	2018
CIM Commercial Trust Corporation	100.00	78.86	85.69	89.77	134.81	110.62
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
FTSE NAREIT Equity REIT	100.00	130.12	134.26	146.06	153.69	146.56

Source: SNL Financial LC

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Repurchases of Equity Securities

None.

Item 6.  Selected Financial Data

The following is a summary of our selected financial data as of and for each of the years in the five year period ended December 31, 2018. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The selected financial data presented below has been derived from our audited consolidated financial statements.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Total revenues	$197,724	$236,376	$265,931	$276,948	$262,827
Total expenses	195,657	256,979	273,239	273,122	253,998
Bargain purchase gain	—	—	—	—	4,918
Gain on sale of real estate	—	401,737	39,666	3,092	—
Income from continuing operations before provision for income taxes	2,067	381,134	32,358	6,918	13,747
Provision for income taxes	925	1,376	1,646	806	604
Net income from continuing operations	1,142	379,758	30,712	6,112	13,143
Net income from discontinued operations (1)	—	—	3,853	18,291	11,455
Net income	1,142	379,758	34,565	24,403	24,598
Net income attributable to noncontrolling interests	(21)	(21)	(18)	(11)	(220)
Net income attributable to the Company	1,121	379,737	34,547	24,392	24,378
Redeemable preferred stock dividends declared and accumulated	(15,423)	(1,926)	(9)	—	—
Redeemable preferred stock redemptions	4	2	—	—	—
Net (loss) income attributable to common stockholders	$(14,298)	$377,813	$34,538	$24,392	$24,378
Funds from operations (FFO) attributable to common stockholders (2)	$38,930	$47,540	$66,840	$93,661	$93,425
Cash dividends on common stock (3)	$21,895	$38,327	$77,316	$85,389	$85,048
Cash dividends per share of common stock (4)	$0.500	$0.594	$0.875	$0.875	$0.875
Weighted average shares of common stock outstanding (4)
Basic	43,792	69,062	91,328	97,588	97,173
Diluted	43,792	69,070	91,328	97,588	97,176

(1)
Net income from discontinued operations represents revenues and expenses from the parts of our lending segment acquired in March 2014 in connection with the Merger, which were discontinued during 2015 and 2016. On December 17, 2015, we sold substantially all of our commercial mortgage loans with a carrying value of $77,121,000 to an unrelated third-party and recognized a gain of $5,151,000. On December 29, 2016, we sold our commercial real estate lending subsidiary, which was classified as held for sale and had a carrying value of $27,587,000, which was equal to management's estimate of fair value, to a fund managed by an affiliate of CIM Group. We did not recognize any gain or loss in connection with the transaction. Management's estimate of fair value was determined with assistance from an independent third-party valuation firm.

(2)
See “—Funds from Operations” below for a reconciliation of net (loss) income attributable to common stockholders to funds from operations ("FFO") attributable to common stockholders and a discussion of why we believe FFO is a useful supplemental measure of operating performance and FFO’s limitations as a measurement tool.

(3)
Cash dividends in 2017 do not include the special cash dividends that allowed the common stockholders that did not participate in the September 14, 2016, June 12, 2017 and December 18, 2017 private share repurchases to receive the economic benefit of such repurchases. Urban II, an affiliate of CIM REIT and CIM Urban, waived its right to receive these special cash dividends as to its shares of our Common Stock owned as of the applicable record dates. Cash dividends in 2014 do not include PMC Commercial's pre-Merger cash dividends or the special cash dividend paid to PMC Commercial's stockholders; however, these amounts do include the cash dividends paid on the shares of preferred stock issued to Urban II in connection with the Merger on an as converted basis. Cash dividends through March 11, 2014 (the "Acquisition Date") reflect distributions by CIM Urban in respect of its limited partnership interests.

(4)	Unaudited Pro Forma, as if the issuance of shares in connection with the Merger occurred on January 1, 2014.

	At December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Total assets	$1,342,401	$1,336,388	$2,022,884	$2,092,060	$2,088,902
Debt	588,671	630,852	967,886	693,956	644,835
Redeemable preferred stock	35,733	27,924	1,426	—	—
Equity	617,275	626,705	966,589	1,297,347	1,359,816

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

The following table sets forth a reconciliation of net (loss) income attributable to common stockholders to FFO attributable to common stockholders:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Net (loss) income attributable to common stockholders	$(14,298)	$377,813	$34,538	$24,392	$24,378
Depreciation and amortization	53,228	58,364	71,968	72,361	69,047
Impairment of real estate	—	13,100	—	—	—
Gain on sale of depreciable assets	—	(401,737)	(39,666)	(3,092)	—
FFO attributable to common stockholders	$38,930	$47,540	$66,840	$93,661	$93,425

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This section includes many forward-looking statements. For cautions about relying on such forward-looking statements, please see "Forward-Looking Statements" at the beginning of this report immediately prior to "Item 1—Business" in this Annual Report on Form 10-K.

Executive Summary

Business Overview

CIM Commercial is a Maryland corporation and REIT. Our principal business is to acquire, own, and operate Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, positive population trends and a propensity for growth. We believe that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of real estate assets in the area. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the population growth, public commitment, and significant private investment that characterize these areas.

We are operated by affiliates of CIM Group. CIM Group is a vertically-integrated owner and operator of real assets with multi-disciplinary expertise and in-house research, acquisition, credit analysis, development, financing, leasing, and onsite property management capabilities. CIM Group is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona.

Our wholly-owned subsidiary, CIM Urban, is party to an Investment Management Agreement with the Operator, pursuant to which the Operator provides certain services to CIM Urban. In addition, we are party to a Master Services Agreement with the Administrator, pursuant to which the Administrator provides, or arranges for other service providers to provide management and administration services to us.

Properties

As of December 31, 2018, our real estate portfolio consisted of 21 assets, all of which are fee-simple properties. As of December 31, 2018, our 19 office properties (including one parking garage and two development sites, one of which is being used as a parking lot), totaling approximately 3.4 million rentable square feet, were 93.2% occupied and one hotel with an ancillary parking garage, which has a total of 503 rooms, had RevPAR of $129.73 for the year ended December 31, 2018.

Strategy

Our strategy is principally focused on the acquisition of Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States (including improving and developing such assets) in a manner that will consistently grow our NAV and cash flow per share of Common Stock.

Our strategy is centered around CIM Group's community qualification process. We believe this strategy provides us with a significant competitive advantage when making real estate acquisitions. The qualification process generally takes between six months and five years and is a critical component of CIM Group's evaluation. CIM Group examines the characteristics of a market to determine whether the district justifies the extensive efforts CIM Group undertakes in reviewing and making potential acquisitions in its Qualified Communities. Qualified Communities generally fall into one of two categories: (i) transitional densely-populated districts that have dedicated resources to become vibrant metropolitan communities and (ii) well-established, thriving metropolitan areas (typically major central business districts). Qualified Communities are distinct districts which have dedicated resources to become or are currently vibrant communities where people can live, work, shop and be entertained, all within walking distance or close proximity to public transportation. These areas also generally have high barriers to entry, high population density, positive population trends and support for investment. CIM Group believes that a vast majority of the risks associated with acquiring real estate are mitigated by accumulating local market knowledge of the community where the asset is located. CIM Group typically spends significant time and resources qualifying targeted communities prior to making any acquisitions. Since 1994, CIM Group has qualified 122 communities and has deployed capital in 72 of these Qualified Communities. Although we may not deploy capital exclusively in Qualified Communities, it is expected that most of our assets will be identified through this systematic process.

CIM Group seeks to maximize the value of its holdings through active onsite property management and leasing. CIM Group has extensive in-house research, acquisition, credit analysis, development, financing, leasing and onsite property management capabilities, which leverage its deep understanding of metropolitan communities to position properties for multiple uses and to maximize operating income. As a vertically-integrated owner and operator, CIM Group has in-house onsite property management and leasing capabilities. Property managers prepare annual capital and operating budgets and monthly operating reports, monitor results and oversee vendor services, maintenance and capital improvement schedules. In addition, they ensure that revenue objectives are met, lease terms are followed, receivables are collected, preventative maintenance programs are implemented, vendors are evaluated and expenses are controlled. CIM Group's Real Assets Management Committee reviews and approves strategic plans for each asset, including financial, leasing, marketing, property positioning and disposition plans. In addition, the Real Assets Management Committee reviews and approves the annual business plan for each property, including its capital and operating budget. CIM Group's organizational structure provides for continuity through multi-disciplinary teams responsible for an asset from the time of the original investment recommendation, through the implementation of the asset's business plan, and any disposition activities.

CIM Group's investments and development teams are separate groups that work very closely together on transactions requiring development expertise. While the investments team is responsible for acquisition analysis, both the investments and development teams perform the due diligence, evaluate and determine underwriting assumptions and participate in the development management and ongoing asset management of CIM Group’s opportunistic assets. The development team is also responsible for the oversight and or execution of securing entitlements and the development/repositioning process. In instances where CIM Group is not the lead developer, CIM Group's in-house development team continues to provide development and construction oversight to co-sponsors through a shadow team that oversees the progress of the development from beginning to end to ensure adherence to the budgets, schedules, quality and scope of the project to maintain CIM Group’s vision for the final product. The investments and development teams interact as a cohesive team when sourcing, underwriting, acquiring, executing and managing the business plan of an opportunistic acquisition.

We seek to utilize the CIM Group platform to acquire, improve and develop real estate assets within CIM Group's Qualified Communities. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the population growth, public commitment, and significant private investment that characterize these areas. Over time, we seek to expand our real estate assets in communities targeted by CIM Group, supported by CIM Group's broad real estate capabilities, as part of our plan to prudently grow market value and earnings. As a matter of prudent management, we also regularly evaluate each asset within our portfolio as well as our strategies. Such review may result in dispositions when an asset no longer fits our overall objectives or strategies or when our view of the market value of such asset is equal to or exceeds its intrinsic value. As a result of such review, we sold two hotels in 2016; six office properties, one parking garage, and five multifamily properties in 2017; and, in connection with the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, three office properties and one parking garage in Oakland, California, one office property in Washington, D.C., and one office property in San Francisco, California in March 2019. Such review may result in additional dispositions from time to time. In 2016 and 2017, we used a substantial portion of the net proceeds of such dispositions to provide liquidity to our common stockholders at prices reflecting our NAV and cash flow prospects, and we expect to use a substantial portion of the net proceeds from the Asset Sale to do so in 2019.

While we are principally focused on Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States (including improving and developing such assets), we may also participate more actively in other CIM Group real estate strategies and product types in order to broaden our participation in CIM Group’s platform and capabilities for the benefit of all classes of stockholders. This may include, without limitation, engaging in real estate development activities as well as investing in other product types directly, side-by-side with one or more funds of CIM Group, through direct deployment of capital in a CIM Group real estate or debt fund, or deploying capital in or originating loans that are secured directly or indirectly by properties primarily located in Qualified Communities that meet our strategy. Such loans may include limited and or non-recourse junior (mezzanine, B-note or 2nd lien) and senior acquisition, bridge or repositioning loans.

Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock

Asset Sale. In December 2018, the Company obtained the approval of our principal stockholder, which as of the relevant record date owned 95.1% of the issued and outstanding shares of common stock, par value $0.001 per share ("Common Stock"), for the sale of properties specified in the Information Statement on Schedule 14C, filed by the Company with the SEC on January 9, 2019, so long as the aggregate net proceeds from the sale(s) (excluding any property-level cash or restricted cash but after giving effect to any adjustments to the sale price of each property as any authorized officer of the Company determines customary or appropriate in these circumstances, including the settlement of any related property-level assets and liabilities, repayment, assumption, or defeasance of any related mortgage and the costs associated with such repayment, assumption or defeasance, and the costs and expenses incurred in connection with the sale(s)) are not less than 90% of the aggregate net asset value of the properties (determined as of September 30, 2018 on a fair value basis) that are sold (such sales, collectively, the “Asset Sale”).

The aggregate net proceeds from the sales of six properties sold to date as part of the Asset Sale exceeds 90% of the aggregate net asset value of such properties (determined as of September 30, 2018 on a fair value basis). The Company has been marketing additional properties for sale as part of the Asset Sale, though the Company has not entered into a definitive agreement with respect to such properties and there can be no assurance that such properties will be sold or that the Company will continue to market such properties for sale as part of the Asset Sale.

The Asset Sale represents the first part of a broader plan of the Company with the purpose of, among other things, unlocking embedded value in its portfolio, enhancing growth prospects and improving the trading liquidity of its Common Stock (the "Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock"). Other than the Asset Sale, the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock is expected to involve the Debt Repayment (as defined below), the Return of Capital Event (as defined below) and the CIM REIT Liquidation (as defined below). Other than the Asset Sale, there can be no guarantee that any of the transactions involved in the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock will occur or, if any or all of them occur, that they will occur in the form currently contemplated.

Repayment of Certain Indebtedness. We have used and may use a portion of our unrestricted cash and net proceeds from the Asset Sale to repay balances on certain of the Company’s indebtedness (the “Debt Repayment”).

Return of Capital to Holders of Common Stock.  The Company intends to use the net proceeds from the Asset Sale (other than to the extent used for the Debt Repayment) and a portion of our unrestricted cash balances and or funds from our revolving credit facility, to return capital to holders of our Common Stock for consideration approximating our net asset value (“NAV”) per share of Common Stock, after certain adjustments, in one or more transactions, which may take the form of a special dividend, private repurchase or tender offer (collectively, the “Return of Capital Event”).

CIM REIT Liquidation.  As of March 15, 2019, CIM Urban REIT, LLC, a fund operated by affiliates of CIM Group (“CIM REIT”), beneficially owned 89.7% of our outstanding Common Stock.  We have been informed that, if the Return of Capital Event occurs, CIM Group intends to liquidate CIM REIT by distributing to its members, consisting of 26 institutional investors, all shares of our Common Stock then held by CIM REIT (the “CIM REIT Liquidation”).  We expect that such distribution, if it occurs, will increase our public float significantly (from approximately 9% as of March 15, 2019), which is expected to improve trading volume over time and make our Common Stock eligible for inclusion in several indices.

Preferred Stock. The Company believes that there will be more clarity to the makeup of the Company’s portfolio, the aggregate sale price in any asset sales and the trading price of the Company’s common stock relative to its NAV following the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, if it is consummated. The Company has met and consulted with certain holders of the Preferred Stock (as defined in "Item 1A. Risk Factors") as it considers such engagement to be important and expects to continue to provide updates at significant milestones during the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock. Following the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, the Company intends to finalize any alternatives for its preferred stockholders with terms that the Company believes such holders will then find satisfactory.

Rental Rate Trends

Office Statistics:  The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods:

	As of December 31,
	2018	2017	2016
Occupancy (1)(2)(3)	93.2%	94.2%	85.7%
Annualized rent per occupied square foot (1)(2)(3)(4)(5)	$45.21	$41.00	$36.79

(1)
As part of the Asset Sale and as previously described, the Company has sold certain properties and is actively marketing additional properties for sale.  The information presented in this table represents historical information without giving effect to the Asset Sale.

(2)
We acquired one office property during the year ended December 31, 2018, and we acquired one office property and sold six office properties and one parking garage during the year ended December 31, 2017. Excluding these properties, the occupancy and annualized rent per occupied square foot were 93.1% and $43.64 as of December 31, 2018, 94.1% and $40.82 as of December 31, 2017 and 92.9% and $39.10 as of December 31, 2016.

(3)
Subsequent to December 31, 2018, we sold five office properties and one parking garage. Excluding these properties and the properties noted in (2), the occupancy and annualized rent per occupied square foot were 92.4% and $42.67 as of December 31, 2018, 91.8% and $40.57 as of December 31, 2017 and 89.8% and $38.58 as of December 31, 2016.

(4)
Other than as set forth in (5) below, represents gross monthly base rent under leases commenced as of the specified periods, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements for the years ended December 31, 2018, 2017 and 2016 were $5,146,000, $3,128,000 and $4,251,000, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.

(5)
1130 Howard Street was acquired on December 29, 2017. The annualized rent as of December 31, 2017 for 12,944 rentable square feet of the building is presented using the actual rental income under a signed lease with a different tenant who took possession in March 2018, as the space was occupied by the prior owner and annualized rent under the short-term lease was de minimis.

Over the next four quarters, we expect to see expiring cash rents as set forth in the table below:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Expiring Cash Rents (1)(2)(3):
Expiring square feet (4)	107,758	155,506	107,122	52,519
Expiring rent per square foot (5)	$34.73	$27.97	$46.01	$39.01

(1)
As part of the Asset Sale and as previously described, the Company has sold certain properties and is actively marketing additional properties for sale.  The information presented in this table represents historical information without giving effect to the Asset Sale.

(2)	Excludes the expiring square feet and rent related to 260 Townsend Street, which is classified as held for sale on our consolidated balance sheet at December 31, 2018.

(3)
Subsequent to December 31, 2018, we sold five office properties and one parking garage, including 260 Townsend Street. Excluding these properties, the expiring square feet and expiring rent per square foot for the next four quarters are 54,331 and $34.93 for the three months ended March 31, 2019, 155,506 and $27.97 for the three months ended June 30, 2019, 76,706 and $47.03 for the three months ended September 30, 2019, and 38,882 and $38.34 for the three months ended December 31, 2019.

(4)	Month-to-month tenants occupying a total of 36,317 square feet are included in the expiring leases in the first quarter listed.

(5)
Represents gross monthly base rent, as of December 31, 2018, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

During the year ended December 31, 2018, we executed leases with terms longer than 12 months totaling 288,852 square feet. The table below sets forth information on certain of our executed leases during the year ended December 31, 2018, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

			New Cash	Expiring Cash
	Number of	Rentable	Rent per Square	Rents per Square
	Leases (2)	Square Feet	Foot (3)	Foot (3)
Twelve Months Ended December 31, 2018 (1)	35	250,193	$66.23	$50.05

(1)
As part of the Asset Sale and as previously described, the Company has sold certain properties and is actively marketing additional properties for sale.  The information presented in this table represents historical information without giving effect to the Asset Sale.

(2)	Based on the number of tenants that signed leases.

(3)
Cash rents represent gross monthly base rent, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

Fluctuations in submarkets, buildings and terms of leases cause large variations in these numbers and make predicting the changes in rent in any specific period difficult. Our rental and occupancy rates are impacted by general economic conditions, including the pace of regional and economic growth, and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations and cash flow.

Multifamily Statistics:  We sold our five multifamily properties during the year ended December 31, 2017. The following table sets forth occupancy rates and the monthly rent per occupied unit across our multifamily portfolio for the specified periods:

	As of December 31,
	2018	2017	2016
Occupancy	—	—	92.0%
Monthly rent per occupied unit (1)	—	—	$1,948

(1)	Represents gross monthly base rent under leases commenced as of the specified period, divided by occupied units. This amount reflects total cash rent before concessions.

Hotel Statistics:  The following table sets forth the occupancy, ADR and RevPAR for the hotel portfolio for the specified periods:

	For the Year Ended
	December 31,
	2018	2017	2016
Occupancy (1)	80.1%	81.5%	78.9%
ADR (1)	$161.95	$157.64	$144.06
RevPAR (1)	$129.73	$128.43	$113.73

(1)
The Courtyard Oakland and LAX Holiday Inn were sold in February and July 2016, respectively. The occupancy, ADR and RevPAR are presented for our period of ownership only. Excluding these hotel properties that were sold in 2016, occupancy, ADR, and RevPAR were 78.1%, $152.89 and $119.44 for the year ended December 31, 2016, respectively.

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

Results of Operations

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Net Income

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Total revenues	$197,724	$236,376	$(38,652)	(16.4)%
Total expenses	195,657	256,979	(61,322)	(23.9)%
Gain on sale of real estate	—	401,737	(401,737)	—
Net income	1,142	379,758	(378,616)	—

Net income decreased to $1,142,000, or by $378,616,000, for the year ended December 31, 2018, compared to $379,758,000 for the year ended December 31, 2017. The decrease is primarily attributable to the gain on sale of real estate of $401,737,000 recognized in 2017, a decrease of $18,995,000 in net operating income of our operating segments, and an increase of $1,910,000 in corporate general and administrative expenses, partially offset by $13,100,000 in impairment of real estate recognized in 2017, a decrease of $10,924,000 in transaction costs, a decrease of $9,634,000 in interest expense not allocated to our operating segments, a decrease of $5,136,000 in depreciation and amortization expense, and a decrease of $4,781,000 in asset management and other fees to related parties not allocated to our operating segments.

Funds From Operations

See “Item 6—Selected Financial Data” in this Annual Report on Form 10-K for a discussion of why we believe FFO is a useful supplemental measure of operating performance and FFO’s limitations as a measurement tool.

The following table sets forth a reconciliation of net (loss) income attributable to common stockholders to FFO attributable to common stockholders:

	Year Ended December 31,
	2018	2017
	(in thousands)
Net (loss) income attributable to common stockholders	$(14,298)	$377,813
Depreciation and amortization	53,228	58,364
Impairment of real estate	—	13,100
Gain on sale of depreciable assets	—	(401,737)
FFO attributable to common stockholders	$38,930	$47,540

FFO attributable to common stockholders was $38,930,000 for the year ended December 31, 2018, a decrease of $8,610,000 compared to $47,540,000 for the year ended December 31, 2017. The decrease in FFO is primarily attributable to a decrease of $18,995,000 in net operating income of our operating segments, an increase of $13,497,000 in redeemable preferred stock dividends declared and accumulated, and an increase of $1,910,000 in corporate general and administrative expenses, partially offset by a decrease of $10,924,000 in transaction costs, a decrease of $9,634,000 in interest expense not allocated to our operating segments, and a decrease of $4,781,000 in asset management and other fees to related parties not allocated to our operating segments.

Summary Segment Results

During the year ended December 31, 2018, CIM Commercial operated in three segments: office and hotel properties and lending. During the year ended December 31, 2017, CIM Commercial operated in four segments: office, hotel and multifamily properties and lending. Set forth and described below are summary segment results for our operating segments.

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenues:
Office	$148,065	$174,004	$(25,939)	(14.9)%
Hotel	38,789	38,585	204	0.5%
Multifamily	—	13,566	(13,566)	—
Lending	10,870	10,221	649	6.3%

Expenses:
Office	57,258	69,782	(12,524)	(17.9)%
Hotel	25,295	25,136	159	0.6%
Multifamily	—	8,118	(8,118)	—
Lending	5,714	4,888	826	16.9%

Revenues

Office Revenue:  Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased to $148,065,000, or by 14.9%, for the year ended December 31, 2018 compared to $174,004,000 for the year ended December 31, 2017. The decrease is primarily due to the sale of one office property in San Francisco, California in March 2017, the sale of one office property in Charlotte, North Carolina in June 2017, the sale of one office property and one parking garage in Sacramento, California in June 2017, the sale of two office properties in Washington, D.C. in August and October 2017, the sale of one office property in Los Angeles, California in September 2017, a decrease in lease termination income at two of our California properties primarily due to recognition of fees in connection with the early termination of a large tenant who vacated in December 2017, which space has been leased to a new tenant whose rent commenced on January 1, 2018, and a decrease in expense reimbursements revenue at certain of our California properties and one of our Washington, D.C. properties, partially offset by an increase from the acquisition of one office property in San Francisco, California in December 2017, the acquisition of one office property in Beverly Hills, California in January 2018, an increase in revenue at certain of our California and Washington, D.C. properties due to increases in occupancy and or rental rates, and an increase from real estate tax refunds related to prior years received during the year ended December 31, 2018 for the property in Washington, D.C. that we sold in October 2017. The sale of three office properties and one parking garage in Oakland, California, one office property in Washington, D.C., and one office property in San Francisco, California, which were completed in March 2019 will, and the sale of any additional properties during 2019 would, cause office revenue to decline materially in 2019. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the number and timing of such dispositions that may occur in 2019, changes to revenue at existing properties, and any revenue increases from acquisitions.

Hotel Revenue:  Hotel revenue increased to $38,789,000, or by 0.5%, for the year ended December 31, 2018 compared to $38,585,000 for the year ended December 31, 2017.

Multifamily Revenue:  Multifamily revenue of $13,566,000 for the year ended December 31, 2017 was related to three multifamily properties in Dallas, Texas, which were sold in May and June 2017, one multifamily property in New York, New York, which was sold in September 2017, and one multifamily property in Houston, Texas, which was sold in December 2017. As a result of the aforementioned sales, there was no multifamily revenue during 2018.

Lending Revenue:  Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue increased to $10,870,000, or by 6.3%, for the year ended December 31, 2018 compared to $10,221,000 for the year ended December 31, 2017. The increase is primarily due to increases in the prime rate, an increase in the retained loan portfolio, and higher revenue resulting from the recognition of accretion for discounts related to increased prepayments on our loans, partially offset by a decrease in premium income from the sale of the guaranteed portion of our SBA 7(a) loans and a decrease related to a break-up fee received during the year ended December 31, 2017.

Expenses

Office Expenses:  Office expenses decreased to $57,258,000, or by 17.9%, for the year ended December 31, 2018 compared to $69,782,000 for the year ended December 31, 2017. The decrease is primarily due to the sale of one office property in Charlotte, North Carolina in June 2017, the sale of one office property and one parking garage in Sacramento, California in June 2017, the sale of two office properties in Washington, D.C. in August and October 2017, the sale of one office property in Los Angeles, California in September 2017, a decrease in other tenant reimbursable expenses at one of our Washington, D.C. properties, and a decrease in real estate taxes at certain California properties due to real estate tax refunds related to prior years, which were received during the year ended December 31, 2018, partially offset by the transfer of the right to collect supplemental real estate tax reimbursements which reduced real estate taxes at our office property in San Francisco, California at the time of the property's sale in March 2017, an increase from the acquisition of one office property in San Francisco, California in December 2017, the acquisition of one office property in Beverly Hills, California in January 2018, and an increase in operating expenses at certain of our California properties and at one of our Washington, D.C. properties. The sale of three office properties and one parking garage in Oakland, California, one office property in Washington, D.C., and one office property in San Francisco, California, which were completed in March 2019 will, and the sale of any additional properties during 2019 would, cause office expenses to decline materially in 2019. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the number and timing of such dispositions that may occur in 2019, changes to expenses at existing properties, and any expense increases from acquisitions.

Hotel Expenses:  Hotel expenses increased to $25,295,000, or by 0.6%, for the year ended December 31, 2018 compared to $25,136,000 for the year ended December 31, 2017.

Multifamily Expenses:  Multifamily expenses of $8,118,000 for the year ended December 31, 2017 were related to three multifamily properties in Dallas, Texas, which were sold in May and June 2017, one multifamily property in New York, New York, which was sold in September 2017, and one multifamily property in Houston, Texas, which was sold in December 2017. As a result of the aforementioned sales, there were no multifamily expenses during 2018.

Lending Expenses:  Lending expenses represent expenses from our lending subsidiaries, including general and administrative expenses and fees to related party, incurred in connection with the operation of the lending business. Lending expenses increased to $5,714,000, or by 16.9%, for the year ended December 31, 2018 compared to $4,888,000 for the year ended December 31, 2017. The increase is primarily due to interest expense that commenced in May 2018 as a result of the issuance of the SBA 7(a) loan-backed notes and an increase in interest expense in connection with our secured borrowings, partially offset by a decrease in payroll related expenses.

Asset Management and Other Fees to Related Parties:  Asset management fees totaled $17,880,000 for the year ended December 31, 2018 compared to $22,229,000 for the year ended December 31, 2017. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban's assets, which are appraised in the fourth quarter of each year. The lower fees reflect a decrease in the adjusted fair value of CIM Urban's assets due to the sale of one office property in March 2017, the sale of two multifamily properties in May 2017, the sale of two office properties, one parking garage, and one multifamily property in June 2017, the sale of one office property in August 2017, the sale of one office property and one multifamily property in September 2017, the sale of one office property in October 2017, and the sale of one multifamily property in December 2017, partially offset by the acquisition of one office property in December 2017, the acquisition of one office property in January 2018 and net increases in the fair value of CIM Urban’s real estate assets based on the December 31, 2017 appraisals as well as incremental capital expenditures during 2018. CIM Commercial also pays a Base Service Fee to the Administrator, a related party, which totaled $1,079,000 for the year ended December 31, 2018 compared to $1,060,000 for the year ended December 31, 2017. In addition, the Administrator received compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the years ended December 31, 2018 and 2017, we expensed $2,783,000 and $3,065,000 for such services, respectively. For the years ended December 31, 2018 and 2017, we also expensed $264,000 and $433,000, respectively, related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement Agreement. The sale of three office properties and one parking garage in Oakland, California, one office property in Washington, D.C., and one office property in San Francisco, California, which were completed in March 2019 will, and the sale of any additional properties during 2019 would, cause asset management fees to decline materially in 2019. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the number and timing of such dispositions that may occur in 2019, changes in asset management fees related to existing properties, and any increase from acquisitions.

Interest Expense:  Interest expense, which has not been allocated to our operating segments, was $26,290,000 for the year ended December 31, 2018, a decrease of $9,634,000, compared to $35,924,000 for the year ended December 31, 2017. The decrease in interest expense, which includes the impact of interest rate swaps and loan fee amortization expense, is primarily due to lower average outstanding balances under the unsecured credit and term loan facilities, and revolving credit facility as a result of aggregate repayments of $215,000,000 of outstanding borrowings on our unsecured term loan facility in August and November 2017, the payoff of a $25,331,000 mortgage loan in March 2017 in connection with the sale of one office property, the payoff of mortgage loans with a combined balance of $38,781,000 in connection with the sale of three multifamily properties in May and June 2017, the assumption of a $21,700,000 mortgage loan by the buyer of one office property in September 2017, and the assumption of a $28,560,000 mortgage loan by the buyer of one multifamily property in December 2017. Our interest expense is expected to decline materially in 2019, due to the defeasance of mortgage loans with an aggregate outstanding balance of $205,500,000 in March 2019 in connection with the sale of three office properties and a parking garage in Oakland, California, the payoff of a mortgage loan with an outstanding principal balance of $46,000,000 in March 2019 in connection with the sale of one office property in Washington, D.C, the assumption of a mortgage loan with an outstanding principal balance of $28,200,000 in March 2019 in connection with the sale of one office property in San Francisco, California and the aggregate repayment of $130,000,000 on our revolving credit facility subsequent to December 31, 2018. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as our outstanding borrowings under our revolving credit facility and the debt repayment, assumption, or defeasance of any of our existing mortgage loans in connection with any further sales of properties in 2019.

General and Administrative Expenses:  General and administrative expenses, which have not been allocated to our operating segments, were $4,928,000 for the year ended December 31, 2018, an increase of $1,910,000, compared to $3,018,000 for the year ended December 31, 2017. The increase is primarily due to certain expenses related to our multifamily properties sold during the year ended December 31, 2017, which were expensed in 2018, and an increase in legal and other professional fees and shareholder services expenses.

Transaction Costs:  Transaction costs were $938,000 for the year ended December 31, 2018, a decrease of $10,924,000 compared to $11,862,000 for the year ended December 31, 2017. The decrease is primarily due to the payments totaling $11,845,000 that we made in August 2017 in connection with a lawsuit filed by the City and County of San Francisco claiming past due real property transfer tax relating to a transaction in a prior year, partially offset by an increase in abandoned project costs. The Company filed claims for refunds in January 2018 in an effort to recover the full amounts paid. These claims were denied by the City and County of San Francisco in July 2018. In September 2018, we filed a lawsuit against the City and County of San Francisco seeking the refund of the $11,845,000 in penalties, interest and legal fees paid. We intend to vigorously pursue this litigation.

Depreciation and Amortization Expense:  Depreciation and amortization expense was $53,228,000 for the year ended December 31, 2018, a decrease of $5,136,000, compared to $58,364,000 for the year ended December 31, 2017. The decrease is primarily due to the sale of one office property in San Francisco, California that was held for sale starting in February 2017 and sold in March 2017, the sale of three multifamily properties in Dallas, Texas that were held for sale in May 2017 and sold in May and June 2017, the sale of two office properties and a parking garage in Sacramento, California and Charlotte, North Carolina, that were held for sale in April 2017 and sold in June 2017, the sale of one office property in Los Angeles, California that was held for sale in May 2017 and sold in September 2017, the sale of two multifamily properties in New York, New York and Houston, Texas that were held for sale in July 2017 and sold in September and December 2017, respectively, the sale of two office properties in Washington, D.C. that were held for sale in August 2017 and sold in August and October 2017, and the acceleration of tenant improvement depreciation and lease commission amortization during the year ended December 31, 2017 in connection with the early termination of a large tenant at one of our California properties who vacated in December 2017, partially offset by depreciation expense related to two office properties in San Francisco, California and Beverly Hills, California, which were acquired in December 2017 and January 2018, respectively, as well as incremental capital expenditures in 2018. The sale of three office properties and one parking garage in Oakland, California, one office property in Washington, D.C., and one office property in San Francisco, California, which were completed in March 2019 will, and the sale of any additional properties during 2019 would, cause depreciation and amortization expense to decline materially in 2019. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the number and timing of such dispositions that may occur in 2019, changes to depreciation and amortization expense at existing properties, and any depreciation and amortization expense from acquisitions.

Impairment of Real Estate:  Impairment of real estate was $0 for the year ended December 31, 2018 and $13,100,000 for the year ended December 31, 2017. In August 2017, we negotiated an agreement with an unrelated third-party for the sale of one office property, which was sold in October 2017. We determined the book value of this property exceeded its estimated fair value less costs to sell, and as such, an impairment charge of $13,100,000 was recognized for the year ended December 31, 2017. Our determination of fair value was based on the sale price negotiated with the third-party buyer.

Provision for Income Taxes:  Provision for income taxes was $925,000 for the year ended December 31, 2018, a decrease of $451,000, compared to $1,376,000 for the year ended December 31, 2017, due to a decrease in taxable income at one of our taxable REIT subsidiaries.

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

Net income increased to $379,758,000, or by $345,193,000, for the year ended December 31, 2017, compared to $34,565,000 for the year ended December 31, 2016. The increase was primarily attributable to a gain on sale of real estate of $401,737,000 in 2017, as compared to $39,666,000 in 2016, a decrease of $13,604,000 in depreciation and amortization, a decrease of $3,540,000 in asset management and other fees to related parties not allocated to our operating segments, a decrease of $1,213,000 in corporate general and administrative expenses, partially offset by an increase of $13,100,000 in impairment of real estate, an increase of $11,522,000 in transaction costs, a decrease of $4,954,000 in net operating income of our operating segments in continuing operations, a decrease of $3,853,000 in net income from discontinued operations, and an increase of $2,076,000 in interest expense not allocated to our operating segments.

Funds from Operations

See “Item 6—Selected Financial Data” in this Annual Report on Form 10-K for a discussion of why we believe FFO is a useful supplemental measure of operating performance and FFO’s limitations as a measurement tool.

The following table sets forth a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders:

	Year Ended December 31,
	2017	2016
	(in thousands)
Net income attributable to common stockholders	$377,813	$34,538
Depreciation and amortization	58,364	71,968
Impairment of real estate	13,100	—
Gain on sale of depreciable assets	(401,737)	(39,666)
FFO attributable to common stockholders	$47,540	$66,840

FFO attributable to common stockholders was $47,540,000 for the year ended December 31, 2017, a decrease of $19,300,000 compared to $66,840,000 for the year ended December 31, 2016. The decrease was primarily attributable to an increase of $11,522,000 in transaction costs, a decrease of $4,954,000 in net operating income of our operating segments in continuing operations, a decrease of $3,853,000 in net income from discontinued operations, an increase of $2,076,000 in interest expense not allocated to our operating segments, and an increase of $1,917,000 in redeemable preferred stock dividends declared and accumulated, which were partially offset by a decrease of $3,540,000 in asset management and other fees to related parties not allocated to our operating segments and a decrease in corporate general and administrative expenses of $1,213,000.

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

Revenues

Office Revenue:  Office revenue includes rental revenues, expense reimbursements and lease termination income from office properties. Office revenue decreased to $174,004,000, or by 7.2%, for the year ended December 31, 2017 compared to $187,435,000 for the year ended December 31, 2016. The decrease was primarily due to the sale of one office property in San Francisco, California in March 2017, the sale of one office property in Charlotte, North Carolina in June 2017, the sale of one office property and one parking garage in Sacramento, California in June 2017, the sale of two office properties in Washington, D.C. in August and October 2017, and the sale of one office property in Los Angeles, California in September 2017, partially offset by an increase in expense reimbursements revenue at certain of our Washington, D.C. properties, one of which was sold in August 2017, an increase in lease termination income at one of our California properties due to recognition of fees in connection with the early termination of a large tenant who vacated in December 2017, which space has been leased to a new tenant whose rent commenced on January 1, 2018, and an increase at certain of our California and Washington, D.C. properties due to increases in both occupancy and rental rates.

Hotel Revenue:  Hotel revenue decreased to $38,585,000, or by 20.2%, for the year ended December 31, 2017 compared to $48,379,000 for the year ended December 31, 2016. The decrease was primarily due to the sale of two hotel properties in February and July 2016.

Multifamily Revenue:  Multifamily revenue decreased to $13,566,000, or by 33.2%, for the year ended December 31, 2017 compared to $20,303,000 for the year ended December 31, 2016. The decrease was primarily due to the sale of three multifamily properties in Dallas, Texas in May and June 2017, the sale of one multifamily property in New York, New York in September 2017, and a decrease at the Houston, Texas property sold in December 2017 as a result of decreased rents. We have assessed the sale of our multifamily properties in accordance with Accounting Standards Codification ("ASC") 205-20, Discontinued Operations and we concluded the disposals did not represent a strategic shift that will have a major effect on our operations and financial results and therefore should not be classified as discontinued operations on our consolidated financial statements.

Lending Revenue:  Lending revenue represents revenue from our lending subsidiaries included in continuing operations, including interest income on loans and other loan related fee income. Lending revenue increased to $10,221,000, or by 4.1%, for the year ended December 31, 2017 compared to $9,814,000 for the year ended December 31, 2016. The increase was primarily related to a break-up fee received during the year ended December 31, 2017.

Expenses

Office Expenses:  Office expenses decreased to $69,782,000, or by 15.4%, for the year ended December 31, 2017 compared to $82,451,000 for the year ended December 31, 2016. The decrease was primarily due to reduced real estate taxes for the year ended December 31, 2017 as a result of the transfer of the right to collect supplemental real estate tax reimbursements, which reduced real estate taxes at our office property in San Francisco, California at the time of the property's sale, the sale of the same office property in San Francisco, California in March 2017, the sale of one office property and one parking garage in Sacramento, California in June 2017, a decrease in real estate taxes for the year ended December 31, 2017 at our office property in Charlotte, North Carolina, the sale of the same office property in Charlotte, North Carolina in June 2017, the sale of two office properties in Washington, D.C. in August and October 2017, and the sale of one office property in Los Angeles, California in September 2017, a decrease in real estate taxes at certain of our California properties, due to supplemental tax assessments received in 2016, partially offset by an increase in other tenant reimbursable expenses at certain of our Washington, D.C. properties, one of which was sold in August 2017.

Hotel Expenses:  Hotel expenses decreased to $25,136,000, or by 22.6%, for the year ended December 31, 2017 compared to $32,459,000 for the year ended December 31, 2016. The decrease was primarily due to the sale of two hotel properties in February and July 2016.

Multifamily Expenses:  Multifamily expenses decreased to $8,118,000, or by 34.3%, for the year ended December 31, 2017 compared to $12,357,000 for the year ended December 31, 2016. The decrease was primarily due to the sale of three multifamily properties in Dallas, Texas in May and June 2017, the sale of one multifamily property in New York, New York in September 2017, and a decrease in legal fees at the same New York property. We have assessed the sale of our multifamily properties in accordance with ASC 205-20, Discontinued Operations and we concluded the disposals did not represent a strategic shift that will have a major effect on our operations and financial results and therefore should not be classified as discontinued operations on our consolidated financial statements.

Lending Expenses:  Lending expenses represent expenses from our lending subsidiaries included in continuing operations, including general and administrative expenses and fees to related party, incurred in connection with the operation of the lending business. Lending expenses decreased to $4,888,000, or by 7.0%, for the year ended December 31, 2017 compared to $5,258,000 for the year ended December 31, 2016. The decrease is primarily due to a decrease in fees to related party and reductions in general and administrative costs associated with assets acquired in liquidation, partially offset by the recognition of a provision for loan losses during the year ended December 31, 2017 compared to a recovery of loan losses during the year ended December 31, 2016.

Asset Management and Other Fees to Related Parties:  Asset management fees totaled $22,229,000 for the year ended December 31, 2017 compared to $25,753,000 for the year ended December 31, 2016. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban's assets, which are appraised in the fourth quarter of each year. The lower fees reflect a decrease in the adjusted fair value of CIM Urban's assets due to the sale of one hotel property in February 2016, the sale of one hotel property in July 2016, the sale of one office property in March 2017, the sale of two multifamily properties in May 2017, the sale of two office properties, one parking garage, and one multifamily property in June 2017, the sale of one office property in August 2017, the sale of one office property and one multifamily property in September 2017, the sale of one office property in October 2017, and the sale of one multifamily property in December 2017, partially offset by incremental capital expenditures during 2017 and the acquisition of one office property in December 2017. CIM Commercial also pays a Base Service Fee to the Administrator, a related party, which totaled $1,060,000 for the year ended December 31, 2017 compared to $1,043,000 for the year ended December 31, 2016. In addition, the Administrator received compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the years ended December 31, 2017 and 2016, we expensed $3,065,000 and $3,120,000 for such services, respectively. For the years ended December 31, 2017 and 2016, we also expensed $433,000 and $411,000, respectively, related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement Agreement.

Interest Expense:  Interest expense, which has not been allocated to our operating segments, was $35,924,000 for the year ended December 31, 2017, an increase of $2,076,000 compared to $33,848,000 for the year ended December 31, 2016. The increase was primarily due to interest expense on our $392,000,000 mortgage loans entered into in June 2016, partially offset by a decrease in interest expense due to the payoff of a $25,331,000 mortgage loan in March 2017 in connection with the sale of one office property, the payoff of mortgage loans with a combined balance of $38,781,000 in connection with the sale of three multifamily properties in May and June 2017, and a decrease in interest expense, including the impact of interest rate swaps, and loan fee amortization expense under the unsecured credit and term loan facilities, primarily due to lower average outstanding loan balances under the unsecured credit and term loan facilities.

General and Administrative Expenses:  General and administrative expenses, which have not been allocated to our operating segments, were $3,018,000 for the year ended December 31, 2017, a decrease of $1,213,000 compared to $4,231,000 for the year ended December 31, 2016. The decrease was primarily due to a decrease in consulting fees, professional fees, and shareholder services expenses.

Transaction Costs:  Transaction costs totaling $11,862,000 for the year ended December 31, 2017 represent a $11,522,000 increase from $340,000 for the year ended December 31, 2016, primarily due to payments totaling $11,845,000 that we made in August 2017 in connection with a lawsuit filed by the City and County of San Francisco claiming past due real property transfer tax relating to a transaction in a prior year. The Company filed claims for refunds in January 2018 in an effort to recover the full amounts paid. These claims were denied by the City and County of San Francisco in July 2018. In September 2018, we filed a lawsuit against the City and County of San Francisco seeking the refund of the $11,845,000 in penalties, interest and legal fees paid. We intend to vigorously pursue this litigation. The costs incurred in 2016 primarily represent abandoned project costs.

Depreciation and Amortization Expense:  Depreciation and amortization expense was $58,364,000 for the year ended December 31, 2017, a decrease of $13,604,000 compared to $71,968,000 for the year ended December 31, 2016. The decrease was primarily due to the sale of one hotel property in July 2016, the sale of one office property in San Francisco, California that was held for sale starting in February 2017 and sold in March 2017, the sale of three multifamily properties in Dallas, Texas that were held for sale in May 2017 and sold in May and June 2017, the sale of two office properties and one parking garage in Sacramento, California and Charlotte, North Carolina that were held for sale in April 2017 and sold in June 2017, the sale of one office property in Los Angeles, California that was held for sale in May 2017 and sold in September 2017, the sale of two multifamily properties in New York, New York and Houston, Texas that were held for sale in July 2017 and sold in September and December 2017, respectively, the sale of two office properties in Washington, D.C. that were held for sale in August 2017 and sold in August and October 2017, partially offset by the acceleration of tenant improvement depreciation and lease commission amortization during the year ended December 31, 2017 in connection with the early termination of a large tenant at one of our California properties who vacated in December 2017, and an increase in depreciation expense associated with incremental capital expenditures in 2017.

Impairment of Real Estate: Impairment of real estate was $13,100,000 for the year ended December 31, 2017 and $0 for the year ended December 31, 2016. In August 2017, we negotiated an agreement with an unrelated third-party for the sale of one office property, which was sold in October 2017. We determined the book value of this property exceeded its estimated fair value less costs to sell, and as such, an impairment charge of $13,100,000 was recognized for the year ended December 31, 2017. Our determination of fair value was based on the sale price negotiated with the third-party buyer.

Provision for Income Taxes:  Provision for income taxes was $1,376,000 for the year ended December 31, 2017, a decrease of $270,000 compared to $1,646,000 for the year ended December 31, 2016, due to a decrease in taxable income at one of our taxable REIT subsidiaries, partially offset by an increase in taxable income at another of our taxable REIT subsidiaries.

Discontinued Operations

Net Income from Discontinued Operations: Net income from discontinued operations represents revenues and expenses from the part of our lending segment that is included in discontinued operations, including interest income on loans and other loan related fee income, offset by expenses, which include general and administrative expenses, fees to related party and direct interest expense. Net income from discontinued operations was $0 for the year ended December 31, 2017 compared to $3,853,000 for the year ended December 31, 2016. The decrease was due to the sale of our commercial real estate lending subsidiary in December 2016.

Liquidity and Capital Resources

Sources and Uses of Funds

In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate which consisted of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. Outstanding advances under the revolver bore interest at (i) the base rate plus 0.20% to 1.00% or (ii) London Interbank Offered Rate ("LIBOR") plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bore interest at (i) the base rate plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. At December 31, 2017, $0 was outstanding under the credit facility. The unsecured credit facility matured on September 30, 2018.

In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial could borrow up to a maximum of $385,000,000. Outstanding advances under the term loan facility bore interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio. The term loan facility had a maturity date in May 2022. On November 2, 2015, $385,000,000 was drawn under the term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. On August 3, 2017, we repaid $65,000,000 of outstanding borrowings on our unsecured term loan facility. In connection with such paydown, we wrote off deferred loan costs of $601,000 and related accumulated amortization of $193,000, a proportionate amount to the borrowings being repaid. Additionally, on November 29, 2017, we repaid $150,000,000 of outstanding borrowings on our unsecured term loan facility. In connection with such paydown, we wrote off deferred loan costs of $1,387,000 and related accumulated amortization of $512,000, a proportionate amount to the borrowings being repaid. At December 31, 2017, $170,000,000 was outstanding under the term loan facility and the variable interest rate was 2.96%. The interest rate of the term loan facility was effectively converted to a fixed rate of 3.16% through interest rate swaps that converted the interest rate on the first $170,000,000 of our one-month LIBOR indexed variable rate borrowings to a fixed rate. On October 30, 2018, we repaid and terminated the $170,000,000 of outstanding borrowings on our unsecured term loan facility using proceeds from our new revolving credit facility (as described below). In connection with such paydown and termination, we wrote off the remaining deferred loan costs of $1,872,000 and related accumulated amortization of $1,064,000.

In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. A portion of the net proceeds from the loans was used to repay outstanding balances under our unsecured credit facility and the remaining portion was used to repurchase shares of our Common Stock in a private repurchase in September 2016. On September 21, 2017, in connection with the sale of an office property in Los Angeles, California, such mortgage loan with an outstanding principal balance of $21,700,000, collateralized by such property, was assumed by the buyer. On March 1, 2019, such mortgage loans that had an aggregate outstanding principal balance of $205,500,000 at such time, were defeased in connection with the sale of the related properties. On March 14, 2019, in connection with the sale of an office property in San Francisco, California, such mortgage loan with an outstanding principal balance of $28,200,000 at such time, was assumed by the buyer.

On May 30, 2018, we completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $38,200,000 of unguaranteed SBA 7(a) loan-backed notes. The securitization uses a trust formed for the benefit of the note holders (the "Trust") which is considered a variable interest entity ("VIE"). Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 810, Consolidation, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. The SBA 7(a) loan-backed notes are collateralized solely by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable.  The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of our collateralized SBA 7(a) loans, we estimate the weighted average life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%.  We reflect the SBA 7(a) loans receivable as assets on our consolidated balance sheet and the SBA 7(a) loan-backed notes as debt on our consolidated balance sheet. The Company has restricted cash of $3,174,000 held in trust for the benefit of the Trust included in restricted cash on our consolidated balance sheet.

In October 2018, CIM Commercial entered into a revolving credit facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $250,000,000, subject to a borrowing base calculation. The revolving credit facility is secured by deeds of trust on certain properties. Outstanding advances under the revolving credit facility bear interest at (i) the base rate plus 0.55% or (ii) LIBOR plus 1.55%. At December 31, 2018, the variable interest rate was 4.07%. The interest rate on $120,000,000 of one-month LIBOR indexed variable rate borrowings was effectively converted to a fixed rate of 3.11% through interest rate swaps. The revolving credit facility is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions. We expect the revolving credit facility to remain in place following the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock. On October 30, 2018, we borrowed $170,000,000 on this facility to repay outstanding borrowings on our unsecured term loan facility. On December 28, 2018, we repaid $40,000,000 of outstanding borrowings on our revolving credit facility and we terminated one interest rate swap with a notional value of $50,000,000. Such swap was in the money at the time of its termination and we received a payment, net of fees, of $684,000, which is included in interest expense on our consolidated statement of operations for the year ended December 31, 2018. Subsequent to December 31, 2018, we repaid the $130,000,000 of outstanding borrowings on our revolving credit facility using cash on hand and net proceeds from the 2019 asset sales, and we terminated our two remaining interest rate swaps, which had an aggregate notional value of $120,000,000. At March 15, 2019 and December 31, 2018, $0 and $130,000,000, respectively, was outstanding under the revolving credit facility and approximately $221,000,000 and $91,000,000, respectively, was available for future borrowings.

At December 31, 2018 and 2017, we were in compliance with all of our respective financial covenants under the unsecured credit and term loan facilities. The revolving credit facility is only subject to a borrowing base calculation that determines the amount that we can borrow.

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

On March 1, 2019, in connection with the sale of an office property in Washington, D.C., we paid off the related mortgage loan with an outstanding principal balance of $46,000,000 at such time, using proceeds from the sale. Additionally, we paid a prepayment penalty of $5,326,000 in connection with the prepayment of this mortgage.

We have an effective registration statement with the SEC with respect to the offer and sale of up to $900,000,000 of units (collectively, the "Series A Preferred Units"), with each unit consisting of (i) one share of Series A Preferred Stock, par value $0.001 per share, of the Company with an initial stated value of $25.00 per share, subject to adjustment, and (ii) one Series A Preferred Warrant to purchase 0.25 of a share of Common Stock. The registration statement allows us to sell up to a maximum of 36,000,000 Series A Preferred Units. Holders of Series A Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter). The exercise price of each Series A Preferred Warrant is at a 15.0% premium to the per share estimated NAV of our Common Stock (as most recently published and designated as the Applicable NAV by us at the time of each issuance of Series A Preferred Warrants). As of December 31, 2018, we had issued 2,853,555 Series A Preferred Units and received net proceeds of $65,333,000 after commissions, fees and allocated costs. As of December 31, 2018, 6,405 shares of Series A Preferred Stock had been redeemed.

On November 21, 2017, we issued 8,080,740 shares of Series L Preferred Stock and received net proceeds of $207,845,000 after commissions, fees, allocated costs, and a discount. Each share of Series L Preferred Stock has a Series L Preferred Stock Stated Value of $28.37 per share, subject to adjustment. Holders of Series L Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series L Preferred Stock at an annual rate of 5.5% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year), with the first distribution paid in January 2019. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.0% per year, up to a maximum rate of 8.5%.

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

We have used and may use a portion of our unrestricted cash, which at December 31, 2018 was $54,931,000, and net proceeds from the Asset Sale to repay balances on certain of the Company’s indebtedness. Upon completion of the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, we expect to continue to have substantial unrestricted cash and or borrowing capacity.

Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, capital expenditures, refinancing of indebtedness, paying distributions on our Preferred Stock or any other preferred stock we may issue, redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock) and distributions on our Common Stock. We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through one or more of the methods described in the immediately preceding paragraph. These sources of funding may not be available on attractive terms or at all. If we cannot obtain additional funding for our long-term liquidity needs, our assets may generate lower cash flows or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so and could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

Cash Flow Analysis

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Our cash and cash equivalents and restricted cash, inclusive of cash and restricted cash associated with assets held for sale, totaled $78,198,000 and $156,318,000 at December 31, 2018 and 2017, respectively. Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the collectability of rent and recoveries from our tenants, and loan related activity. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities totaled $60,149,000 for the year ended December 31, 2018 compared to net cash used in operating activities of $1,145,000 for the year ended December 31, 2017. The increase was primarily due to an increase of $51,289,000 resulting from a lower level of working capital used compared to the prior period, primarily due to a prior period $20,000,000 deposit for the office property acquired in January 2018, an increase of $9,982,000 in net income adjusted for the gain on sale of real estate, depreciation and amortization expense, impairment of real estate, and the transfer of the right to collect supplemental real estate tax reimbursements at an office property in San Francisco, California that we sold in March 2017, an increase of $2,830,000 in proceeds from the sale of guaranteed loans, and a $1,582,000 decrease in loans funded, partially offset by a $976,000 decrease in principal collected on loans subject to secured borrowings.

Our cash flows from investing activities are primarily related to property acquisitions and sales, expenditures for development and redevelopment projects, capital expenditures and cash flows associated with loans originated at our lending segment.  Net cash used in investing activities for the year ended December 31, 2018 was $131,734,000 compared to net cash provided by investing activities of $963,504,000 in the corresponding period in 2017. The decrease was primarily due to $1,012,115,000 in cash generated from the sale of real estate during the year ended December 31, 2017, and an increase in the acquisition of real estate cash outflow of $92,417,000, partially offset by a decrease of $9,046,000 in additions to investments in real estate.

Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash used in financing activities for the year ended December 31, 2018 was $6,535,000 compared to $982,650,000 in the corresponding period in 2017. The increase in cash flows from financing activities was primarily due to $886,010,000 used during the year ended December 31, 2017 to repurchase our Common Stock and net debt payments, inclusive of secured borrowings and SBA 7(a) loan-backed notes of the lending business, of $11,157,000 for the year ended December 31, 2018, compared with net debt payments of $287,551,000 in the corresponding period in 2017, primarily due to the repayment of $215,000,000 of outstanding borrowings on our unsecured term loan facility in August and November 2017, and the prepayment of mortgages with an aggregate outstanding principal balance of $64,112,000 in the corresponding period in 2017 in connection with the sale of real estate. Proceeds from the issuance of Series L Preferred Stock and Series A Preferred Units were $0 and $36,057,000, respectively, for the year ended December 31, 2018 compared to $210,377,000 and $28,197,000, respectively, in the corresponding period in 2017, while cash used for the payment of deferred stock offering costs totaled $1,136,000 for the year ended December 31, 2018, compared to $3,832,000 in the corresponding period in 2017. Dividends of $25,643,000 for the year ended December 31, 2018 were sourced from cash provided by operating activities, while dividends of $43,449,000 in the corresponding period in 2017 were sourced from cash on hand at the beginning of the period of $144,449,000. Cash used for the payment of deferred loan costs totaled $4,234,000 for the year ended December 31, 2018, which primarily related to the new revolving credit facility we entered into in October 2018 and the issuance of unguaranteed SBA 7(a) loan-backed notes in May 2018, compared to $304,000 for the year ended December 31, 2017.

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

Our cash and cash equivalents and restricted cash totaled $156,318,000 and $176,609,000 at December 31, 2017 and 2016, respectively. Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the collectability of rent and recoveries from our tenants, and loan related activity. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash used in operating activities totaled $1,145,000 for the year ended December 31, 2017 compared to net cash provided by operating activities of $51,873,000 for the year ended December 31, 2016. The decrease was primarily due to a decrease of $31,562,000 resulting from a higher level of working capital used compared to the prior period, primarily due to a $20,000,000 deposit for the office property acquired in January 2018, a decrease of $17,382,000 in net income adjusted for the gain on real estate, depreciation and amortization expense, and impairment of real estate, a $19,003,000 increase in loans funded, partially offset by an increase of $12,776,000 in proceeds from sale of guaranteed loans.

Our cash flows from investing activities are primarily related to property acquisitions and sales, expenditures for development and redevelopment projects, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash provided by investing activities for the year ended December 31, 2017 was $963,504,000 compared to $53,600,000 in the corresponding period in 2016. The increase was primarily due to an increase of $917,547,000 in proceeds from the sale of real estate during the year ended December 31, 2017 compared to the prior period, a decrease of $46,922,000 in loans funded, a decrease in additions to investments in real estate of $14,313,000, partially offset by a decrease of $25,690,000 in proceeds from the sale of assets held for sale, a decrease of $22,587,000 in principal collected on loans and an increase of $19,631,000 in funds used for the acquisition of an office property in December 2017.

Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash used in financing activities for the year ended December 31, 2017 was $982,650,000 compared to $77,522,000 in the corresponding period in 2016. The primary reason for the increase in net cash used in financing activities is our repurchase of $886,010,000 of Common Stock during the year ended December 31, 2017 compared to $290,134,000 in the corresponding period in 2016. We funded the repurchases using available cash from asset sales as well as, in the case of the June 12, 2017 repurchase, from short-term borrowings on our unsecured credit facility. We had net debt payments, inclusive of secured borrowings of the lending business, of $287,551,000 for the year ended December 31, 2017, primarily due to the repayment of $215,000,000 of outstanding borrowings on our unsecured term loan facility in August and November 2017, and the prepayment of mortgages in connection with the sale of real estate, compared to net borrowings of $292,491,000 in the corresponding period in 2016, primarily due to the $392,000,000 mortgage loans we entered into in June 2016 partially offset by the repayment of $107,000,000 of outstanding borrowings on our unsecured term loan facility. Proceeds from the issuances of Series L Preferred Stock and Series A Preferred Units were $210,377,000 and $28,197,000, respectively, during the year ended December 31, 2017, compared to $0 and $1,434,000, respectively, in the corresponding period in 2016. Cash used for the payment of deferred stock offering costs totaled $3,832,000 during the year ended December 31, 2017 compared to $1,960,000 in the corresponding period in 2016. Dividends of $43,449,000 for the year ended December 31, 2017 were sourced from cash on hand at the beginning of the period of $144,449,000, while dividends of $77,316,000 for the year ended December 31, 2016 were sourced from net cash provided by operating activities of $51,873,000 and net proceeds from the sale of real estate properties of $94,568,000. Cash used for the payment of deferred loan costs totaled $304,000 during the year ended December 31, 2017 and primarily related to the extension fee paid on our unsecured credit facility, while deferred loan costs of $1,994,000 paid in the corresponding period in 2016 were primarily related to the $392,000,000 mortgage loans we entered into in June 2016.

Summarized Contractual Obligations, Commitments and Contingencies

The following summarizes our contractual obligations at December 31, 2018:

	Payments Due by Period
Contractual Obligations (1) (2)	Total	2019	2020 - 2021	2022 - 2023	Thereafter
	(in thousands)
Debt:
Mortgages payable (3)	$388,100	$—	$—	$1,452	$386,648
Other (4) (5)	190,839	2,327	4,827	135,093	48,592
Secured borrowings (5)	15,765	574	1,240	1,373	12,578
Interest and fees:
Debt (6) (7)	186,699	24,601	50,826	44,132	67,140
Other Contractual Obligations:
Borrower advances	4,498	4,498	—	—	—
Loan commitments	8,405	8,405	—	—	—
Tenant improvements (8)	27,181	20,554	4,180	2,447	—
Operating leases	362	256	106	—	—
Total contractual obligations	$821,849	$61,215	$61,179	$184,497	$514,958

(1)
As part of the Asset Sale and as previously described, the Company has sold certain properties and is actively marketing additional properties for sale.  The information presented in this table represents historical information without giving effect to the Asset Sale.

(2)	Excludes contractual obligations related to 260 Townsend Street, which is classified as held for sale as of December 31, 2018.

(3)
On March 1, 2019, mortgage loans that had an aggregate outstanding principal balance of $205,500,000 at such time, were defeased in connection with the sale of three office properties in Oakland, California. On March 1, 2019, in connection with the sale of an office property in Washington, D.C., we paid off the related mortgage loan with an outstanding principal balance of $46,000,000 at such time, using proceeds from the sale.

(4)
Represents the junior subordinated notes, SBA 7(a) loan-backed notes, and revolving credit facility. Subsequent to December 31, 2018, we repaid the $130,000,000 of outstanding borrowings on our revolving credit facility.

(5)
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

(6)
Excludes premiums and discounts. For the mortgages payable, the interest expense is calculated based on the effective interest rate on the related debt. For our revolving credit facility, we use the balance outstanding and the applicable rates in effect at December 31, 2018 to calculate interest expense and unused commitment fees. For our revolving credit facility, the impact of the interest rate swap contracts is incorporated. For our secured borrowings related to our government guaranteed loans, we use the variable rate in effect at December 31, 2018.

(7)
Total contractual interest and fee obligations on debt of $186,699,000 includes interest expense of $64,706,000 related to mortgage loans with an aggregate outstanding principal balance of $205,500,000 that were defeased on March 1, 2019 and $16,300,000 related to the $46,000,000 mortgage loan that was paid off on March 1, 2019 (see (3) above). Subsequent to December 31, 2018, we repaid the $130,000,000 of outstanding borrowings on our revolving credit facility and terminated our two remaining interest rate swaps. The impact of this repayment and swap termination on interest and fees would be a net reduction of $17,273,000.

(8)
Total contractual tenant improvement obligations of $27,181,000 includes $11,458,000 related to the office property in Washington D.C. and three office properties in Oakland, California, which were sold in March 2019 (see (3) above).

Off Balance Sheet Arrangements

At December 31, 2018, we did not have any off-balance sheet arrangements.

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

Investments in Real Estate

We apply the acquisition method to all acquired real estate assets. The purchase consideration of the real estate, which for real estate acquired on or after October 1, 2017 includes the transaction costs incurred in connection with such acquisitions, is recorded at fair value to the acquired tangible assets, consisting primarily of land, land improvements, building and improvements, tenant improvements, and furniture, fixtures, and equipment, and identified intangible assets and liabilities, consisting of the value of acquired above-market and below-market leases, in-place leases and ground leases, if any, based in each case on their respective fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market rate loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

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

Real estate acquisitions are recorded at cost as of the acquisition date. Costs related to the acquisition of properties are expensed as incurred for acquisitions that occurred prior to October 1, 2017. For any acquisition occurring on or after October 1, 2017, we have conducted and will conduct an analysis to determine if the acquisition constitutes a business combination or an asset purchase. If the acquisition constitutes a business combination, then the transaction costs will be expensed as incurred, and if the acquisition constitutes an asset purchase, then the transaction costs will be capitalized. Investments in real estate are stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives.

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Ordinary repairs and maintenance are expensed as incurred.

Investments in real estate are evaluated for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two of the impairment testing under GAAP is based on either the income approach with market discount rate, terminal capitalization rate and rental rate assumptions being most critical, or on the sales comparison approach to similar properties. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. We recognized impairment of long-lived assets of $0, $13,100,000 and $0 during the years ended December 31, 2018, 2017 and 2016, respectively. For further information regarding this impairment, refer to Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

At the Acquisition Date, the carrying value of our loans was adjusted to estimated fair market value and acquisition discounts of $33,907,000 were recorded, which are being accreted to interest and other income using the effective interest method. We sold substantially all of our commercial mortgage loans with unamortized acquisition discounts of $15,951,000 to an unrelated third-party in December 2015. Acquisition discounts of $884,000 remained as of December 31, 2018 which have not yet been accreted to income.

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

On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers' business models and future operations in accordance with ASC 450-20, Contingencies—Loss Contingencies, and ASC 310-10, Receivables. For the years ended December 31, 2018, 2017 and 2016, we recorded $147,000, $97,000 and $(206,000) impairment (recovery) on our loans receivable, respectively. We establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, we establish the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.

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

Revenue Recognition

We use a five-step model to recognize revenue for contracts with customers. The five-step model requires that we (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligation.

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

Lease Revenues
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires a lessee to recognize only capital leases on the balance sheet, the new ASU will require a lessee to recognize both types of leases on the balance sheet. The lessor accounting will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. In July 2018, the FASB issued ASU No. 2018-10, Leases (Topic 842), which contained targeted improvements to amend inconsistencies and clarify guidance that were brought about by stakeholders. Furthermore, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), which provided the following practical expedients to entities: (1) a transition method that allows entities to apply the new standard at the adoption date and to recognize a cumulative-effect adjustment to the opening balance of retained earnings effective at the adoption date; and (2) the option for lessors to not separate lease and non-lease components provided that certain criteria are met. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), which provides lessors the option to elect to account for sales and other similar taxes in which the lessee directly pays third parties to be excluded from the consideration in the contract. For public entities, these ASUs are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018.
The guidance provides a package of transition practical expedients, which must be elected as a package and applied consistently by an entity to all of its leases (including those for which the entity is a lessee or a lessor) when applying this guidance to leases that commenced before the effective date of January 1, 2019: (1) An entity need not reassess whether any expired or existing contracts are or contain leases; (2) an entity need not reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases prior to January 1, 2019 will be classified as operating leases); and (3) an entity need not reassess initial direct costs for any existing leases. The Company will elect all the aforementioned transition practical expedients, including the expedients provided under ASU 2018-11.

From a lessee perspective, the Company has determined that there is one office lease for our lending segment that is material to the consolidated balance sheet. Based on our assessment, the lease will be classified as an operating lease and the Company will record approximately $362,000 as a right-of-use asset and lease liability on the consolidated balance sheet on the effective date of January 1, 2019.

From a lessor perspective, the Company has determined that we will not record a cumulative effective adjustment on January 1, 2019 as the aforementioned package of practical expedients allow us to continue accounting for our leases under the existing accounting guidance, and to apply the new lease accounting guidance to leases that commence or are modified after the effective date of January 1, 2019. We currently expect that any leases commencing or modified after the effective date will continue to be classified as operating leases and that we will qualify for the lessor practical expedient provided under ASU 2018-11 to not separate lease and non-lease components. Additionally, if our tenants make payments for taxes or insurance directly to a third party on behalf of the Company as the lessor, we will exclude these amounts from the measurement of the contract consideration and consider these lessee costs. Otherwise, any recoveries of these costs will be recognized as lease revenue on a gross basis in our consolidated income statements.

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

Income Taxes

We have elected to be taxed as a REIT under the provisions of the Code.  To the extent we qualify for taxation as a REIT, we generally will not be subject to a federal corporate income tax on our taxable income that is distributed to our stockholders.  We may, however, be subject to certain federal excise taxes and state and local taxes on our income and property.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates and will not be able to qualify as a REIT for four subsequent taxable years.  In order to remain qualified as a REIT under the Code, we must satisfy various requirements in each taxable year, including, among others, limitations on share ownership, asset diversification, sources of income, and the distribution of at least 90% of our taxable income within the specified time in accordance with the Code.

We have wholly-owned taxable REIT subsidiaries which are subject to federal income taxes.  The income generated from the taxable REIT subsidiaries is taxed at normal corporate rates.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases.

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

Assets Held for Sale and Discontinued Operations

In the ordinary course of business, we may periodically enter into agreements relating to dispositions of our assets. Some of these agreements are non-binding because either they do not obligate either party to pursue any transactions until the execution of a definitive agreement or they provide the potential buyer with the ability to terminate without penalty or forfeiture of any material deposit, subject to certain specified contingencies, such as completion of due diligence at the discretion of such buyer. We do not classify assets that are subject to such non-binding agreements as held for sale.

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

From and after November 21, 2022, each holder of Series L Preferred Stock will have the right to require the Company to redeem, and the Company will also have the option to redeem (subject to certain conditions), such shares of Series L Preferred Stock at a redemption price equal to the Series L Preferred Stock Stated Value, plus, provided certain conditions are met, all accrued and unpaid distributions. Notwithstanding the foregoing, a holder of shares of our Series L Preferred Stock may require us to redeem such shares at any time prior to November 21, 2022 if (1) we do not declare and pay in full the distributions on the Series L Preferred Stock for any annual period prior to such date or (2) we do not declare and pay all accrued and unpaid distributions on the Series L Preferred Stock for all past dividend periods prior to the applicable holder redemption date. The applicable redemption price payable upon redemption of any Series L Preferred Stock will be made, in the Company's sole discretion, in the form of (A)  cash in ILS at the then-current currency exchange rate determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, (B) in equal value through the issuance of shares of Common Stock, with the value of such Common Stock to be deemed the lower of (i) our NAV per share of our Common Stock as most recently published by the Company as of the effective date of redemption and (ii) the volume-weighted average price of our Common Stock, determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, or (C) in a combination of cash in ILS and our Common Stock, based on the conversion mechanisms set forth in (A) and (B), respectively. We recorded the activity related to our Series L Preferred Stock in permanent equity.

FINRA Estimated Per Share Value

We have prepared an estimate of the per share value of our Series A Preferred Stock as of December 31, 2018 in order to assist broker-dealers that are participating in our public offering of Series A Preferred Stock in meeting their obligations under applicable FINRA rules. This estimate utilizes the fair values of our investments in real estate and certain lending assets as well as the carrying amounts of our other assets and liabilities, in each case as of December 31, 2018 (the "Calculated Assets and Liabilities"). Specifically, we divided (i) the fair values of our investments in real estate and certain lending assets and the carrying amounts of our other assets less the carrying amounts of our liabilities, in each case as of December 31, 2018, by (ii) the number of shares of Series A Preferred Stock outstanding as of that date. The fair values of our investments in real estate and certain lending assets were determined with material assistance from third-party appraisal firms engaged to value our investments in real estate and certain lending assets, in each case in accordance with standards set forth by the American Institute of Certified Public Accountants. We believe our methodology of determining the Calculated Assets and Liabilities conforms to standard industry practices and is reasonably designed to ensure it is reliable.

The terms of the Series A Preferred Stock expressly provide that the amount that a holder of Series A Preferred Stock would be entitled to receive upon the redemption of the Series A Preferred Stock or the liquidation of the Company would be equal to the Series A Preferred Stock Stated Value, plus all accumulated, accrued and unpaid dividends thereon (the “Maximum Value”), subject to any applicable redemption fee in the case of a redemption by such holder. As a result, in no event would a holder of Series A Preferred Stock be entitled to receive an amount greater than the Maximum Value upon the redemption of such shares or the liquidation of the Company. Accordingly, although the estimated value of the Series A Preferred Stock, calculated based on the Calculated Assets and Liabilities as described above, exceeded the Maximum Value, the Company determined that the estimated value of the Series A Preferred Stock, as of December 31, 2018, was equal to $25.00 per share, plus accrued and unpaid dividends.

Dividends

Holders of Series A Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter). Dividends on each share of Series A Preferred Stock begin accruing on, and are cumulative from, the date of issuance. Dividends are payable on the 15th day of the month, or if such day is not a business day, on the first business day thereafter, following the quarter for which the dividend was declared. We expect to pay dividends on our Series A Preferred Stock quarterly, unless our results of operations, our general financing conditions, general economic conditions, applicable provisions of the MGCL or other factors make it imprudent to do so. The timing and amount of such dividends will be determined by our Board of Directors, in its sole discretion, and may vary from time to time. Cash dividends declared on our Series A Preferred Stock for the years ended December 31, 2018 and 2017 consist of the following:

Declaration Date	Payment Date	Number of Shares	Cash Dividends Declared
			(in thousands)
December 4, 2018	January 15, 2019	2,847,150	$890
August 22, 2018	October 15, 2018	2,457,119	$769
June 4, 2018	July 16, 2018	2,149,863	$662
March 6, 2018	April 16, 2018	1,674,841	$493
December 6, 2017	January 16, 2018	1,285,304	$249
September 7, 2017	October 16, 2017	568,921	$138
June 12, 2017	July 17, 2017	308,775	$72
March 8, 2017	April 17, 2017	144,698	$31

On February 20, 2019, we declared a cash dividend of $0.34375 per share of our Series A Preferred Stock, or portion thereof for issuances during the period from January 1, 2019 to March 31, 2019, to be paid on April 15, 2019 to the holders of Series A Preferred Stock of record at the close of business on April 5, 2019.

Holders of Series L Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series L Preferred Stock at an annual rate of 5.5% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year). Dividends on each share of Series L Preferred Stock begin accruing on, and are cumulative from, the date of issuance. Cash dividends on shares of Series L Preferred Stock are payable annually, with the first distribution paid in January 2019 for the period from the date of issuance through December 31, 2018. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.0% per year, up to a maximum rate of 8.5%. Cash dividends declared on our Series L Preferred Stock for the year ended December 31, 2018 consist of the following:

			Cash Dividends
Declaration Date	Payment Date	Number of Shares	Declared
			(in thousands)
December 4, 2018	January 17, 2019	8,080,740	$14,045 (1)

(1)	Includes $1,436,000, which represents a prorated cash dividend from November 20, 2017 to December 31, 2017.

Holders of our Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by us out of legally available funds. In determining our dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in net asset value and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. In connection with the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, the Company is reevaluating its dividend policy. There can be no assurance that the future dividends declared by our Board of Directors will not differ materially from historical dividend levels.

Cash dividends per share of Common Stock declared during the years ended December 31, 2018 and 2017 consist of the following:

Declaration Date	Payment Date	Type (1)	Cash Dividend Per Common Share
December 4, 2018	December 27, 2018	Regular Quarterly	$0.12500
August 22, 2018	September 25, 2018	Regular Quarterly	$0.12500
June 4, 2018	June 28, 2018	Regular Quarterly	$0.12500
March 6, 2018	March 29, 2018	Regular Quarterly	$0.12500
December 18, 2017	January 11, 2018	Special Cash	$0.73000
December 6, 2017	December 28, 2017	Regular Quarterly	$0.12500
September 7, 2017	September 25, 2017	Regular Quarterly	$0.12500
June 12, 2017	June 27, 2017	Special Cash	$1.98000
June 12, 2017	June 27, 2017	Regular Quarterly	$0.12500
April 5, 2017	April 24, 2017	Special Cash	$0.28000
March 8, 2017	March 27, 2017	Regular Quarterly	$0.21875

(1)	Urban II, an affiliate of CIM REIT and CIM Urban, waived its right to receive the April 24, 2017, June 27, 2017, and January 11, 2018 special cash dividends.

On February 20, 2019, we declared a cash dividend of $0.12500 per share of our Common Stock, to be paid on March 25, 2019 to stockholders of record at the close of business on March 6, 2019.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 4.62% to 4.64% at December 31, 2018 and 4.15% to 4.28% at December 31, 2017. Mortgages payable, exclusive of debt included in liabilities associated with assets held for sale, with book values of $386,923,000 and $414,760,000 as of December 31, 2018 and 2017, respectively, have fair values of $377,364,000 and $413,819,000, respectively.

Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. At December 31, 2018 and 2017 (excluding premiums, discounts, and debt issuance costs, including debt included in liabilities associated with assets held for sale, and before the impact related to the interest rate swaps), $416,300,000 (or 66.8%) and $416,300,000 (or 65.7%) of our debt, respectively, was fixed rate mortgage loans, and $206,604,000 (or 33.2%) and $217,761,000 (or 34.3%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding at December 31, 2018 and 2017, and before the impact of the interest rate swaps, a 12.5 basis point change in LIBOR would result in an annual impact to our earnings of $258,000 and $272,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt or the impact of interest rate swaps.

In order to manage financing costs and interest rate exposure related to our one-month LIBOR indexed variable rate borrowings, on August 13, 2015, we entered into interest rate swap agreements with multiple counterparties. These swap agreements became effective on November 2, 2015. These interest rate swaps effectively converted the interest rate on our one-month LIBOR indexed variable rate interest payments into a fixed weighted average rate of 1.563% plus the credit spread, which was 1.55% and 1.60% at December 31, 2018 and 2017, respectively, or an all-in rate of 3.11% and 3.16%, respectively. On August 3, 2017, we repaid $65,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated three interest rate swaps with an aggregate notional value of $65,000,000. On November 29, 2017, we repaid $150,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated four interest rate swaps with an aggregate notional value of $150,000,000. In addition, on December 28, 2018, we repaid $40,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated one interest rate swap with a notional value of $50,000,000. Subsequent to December 31, 2018, we repaid the $130,000,000 of outstanding borrowings on our revolving credit facility using cash on hand and net proceeds from the 2019 asset sales, and we terminated our two remaining interest rate swaps, which had an aggregate notional value of $120,000,000. Our use of these derivative instruments to hedge exposure to changes in interest rates exposed us to credit risk from the potential inability of our counterparties to perform under the terms of the agreements. We attempted to minimize this credit risk by contracting with what we believe to be high-quality financial counterparties. For a description of our derivative contracts, see Note 13 to our consolidated financial statements in Item 15 of this report.

Item 8.  Financial Statements and Supplementary Data

The information required by this Item is incorporated herein by reference to the Financial Statements and Auditors' Report beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and include controls and procedures designed to ensure the information required to be disclosed by the Company in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on their assessment, management determined that as of December 31, 2018, the Company's internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by BDO USA, LLP, an independent registered public accounting firm as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
CIM Commercial Trust Corporation
Dallas, TX
Opinion on Internal Control over Financial Reporting
We have audited CIM Commercial Trust Corporation and its subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedules and our report dated March 18, 2019 expressed an unqualified opinion thereon.
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
March 18, 2019

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this Item regarding the Company’s directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2019 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to the registrant’s Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under “Item 1––Business—Available Information.”

Item 11.  Executive Compensation

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2019 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2019 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5–– Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2019 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2019 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

3.4	By-laws (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).
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

10.11
Investment Management Agreement, dated as of December 10, 2015, between CIM Urban Partners, L.P. and CIM Investment Advisors, LLC (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 15, 2016).

*10.12
Assignment Agreement, dated as of January 1, 2019, by and among CIM Capital, LLC (formerly known as CIM Investment Advisors, LLC, CIM Capital Controlled Company Management, LLC, CIM Capital RE Debt Management, LLC, CIM Capital Real Property Management, LLC and CIM Capital Securities Management, LLC.

10.13
Second Amended and Restated Agreement of Limited Partnership of CIM Urban Partners, L.P., dated as of December 22, 2005, by and among CIM Urban Partners GP, Inc. and CIM Urban REIT, LLC (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 16, 2015).

10.14
Escrow Agreement, dated June 28, 2016, between CIM Commercial Trust Corporation, International Assets Advisory, LLC and UMB Bank, N.A. (incorporated by reference to Exhibit 10.19 to the Registrant's Pre‑Effective Amendment No. 1 to the Form S‑11 Registration Statement (333‑210880) filed with the SEC on June 29, 2016).

10.15
Amendment No. 1 to Escrow Agreement, dated August 11, 2016, among CIM Commercial Trust Corporation, International Assets Advisory, LLC and UMB Bank N.A. (incorporated by reference to Exhibit 10.20 to the Registrant's Post‑Effective Amendment No. 1 to the Form S‑11 Registration Statement (333‑210880) filed with the SEC on August 11, 2016).

10.16
Wholesaling Agreement, dated May 10, 2018, by and among CIM Commercial Trust Corporation, International Assets Advisors, LLC and CCO Capital, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2018).

10.17
Amended and Restated Purchase and Sale Agreement, dated as of February 27, 2019, among CIM/Oakland 1901 Harrison, LP, CIM/Oakland 2353 Webster, LP, CIM/Oakland Center 21, LP and SOF-XI U.S. MAR Acquisitions, L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2019).

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

CIM Commercial Trust Corporation

Dated:	March 18, 2019	By:	/s/ CHARLES E. GARNER II
Charles E. Garner II
Chief Executive Officer

Dated:	March 18, 2019	By:	/s/ DAVID THOMPSON
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

Signature	Title	Date

/s/ Charles E. Garner II	Chief Executive Officer (Principal Executive	March 18, 2019
Charles E. Garner II	Officer)

/s/ David Thompson	Chief Financial Officer (Principal Financial	March 18, 2019
David Thompson	Officer and Principal Accounting Officer)

/s/ Douglas Bech	Director	March 18, 2019
Douglas Bech

/s/ Robert Cresci	Director	March 18, 2019
Robert Cresci

/s/ Kelly Eppich	Director	March 18, 2019
Kelly Eppich

/s/ Frank Golay	Director	March 18, 2019
Frank Golay

/s/ Shaul Kuba	Director	March 18, 2019
Shaul Kuba

/s/ Richard Ressler	Director	March 18, 2019
Richard Ressler

/s/ Avraham Shemesh	Director	March 18, 2019
Avraham Shemesh

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
CIM Commercial Trust Corporation
Dallas, TX
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CIM Commercial Trust Corporation (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 18, 2019 expressed an unqualified opinion thereon.
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
March 18, 2019

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2018	2017
ASSETS
Investments in real estate, net	$1,040,937	$957,725
Cash and cash equivalents	54,931	129,310
Restricted cash	22,512	27,008
Loans receivable, net	83,248	81,056
Accounts receivable, net	6,640	13,627
Deferred rent receivable and charges, net	84,230	84,748
Other intangible assets, net	9,531	6,381
Other assets	18,197	36,533
Assets held for sale, net (Note 3)	22,175	—
TOTAL ASSETS	$1,342,401	$1,336,388
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$588,671	$630,852
Accounts payable and accrued expenses	41,598	26,394
Intangible liabilities, net	2,872	1,070
Due to related parties	10,951	8,814
Other liabilities	16,535	14,629
Liabilities associated with assets held for sale, net (Note 3)	28,766	—
Total liabilities	689,393	681,759
COMMITMENTS AND CONTINGENCIES (Note 16)
REDEEMABLE PREFERRED STOCK: Series A, $0.001 par value; 36,000,000 shares authorized; 1,566,386 and 1,565,346 shares issued and outstanding, respectively, at December 31, 2018 and 1,225,734 and 1,224,712 shares issued and outstanding, respectively, at December 31, 2017; liquidation preference of $25.00 per share, subject to adjustment	35,733	27,924
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 36,000,000 shares authorized; 1,287,169 and 1,281,804 shares issued and outstanding, respectively, at December 31, 2018 and 61,435 and 60,592 shares issued and outstanding, respectively, at December 31, 2017; liquidation preference of $25.00 per share, subject to adjustment	31,866	1,508
Series L cumulative redeemable preferred stock, $0.001 par value; 9,000,000 shares authorized; 8,080,740 shares issued and outstanding at December 31, 2018 and 2017; liquidation preference of $28.37 per share, subject to adjustment	229,251	229,251
Common stock, $0.001 par value; 900,000,000 shares authorized; 43,795,073 and 43,784,939 shares issued and outstanding at December 31, 2018 and 2017, respectively	44	44
Additional paid-in capital	790,354	792,631
Accumulated other comprehensive income	1,806	1,631
Distributions in excess of earnings	(436,883)	(399,250)
Total stockholders' equity	616,438	625,815
Noncontrolling interests	837	890
Total equity	617,275	626,705
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$1,342,401	$1,336,388

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
REVENUES:
Rental and other property income	$138,310	$166,587	$196,331
Hotel income	35,672	35,576	45,082
Expense reimbursements	10,023	16,646	12,502
Interest and other income	13,719	17,567	12,016
	197,724	236,376	265,931
EXPENSES:
Rental and other property operating	80,171	101,585	124,703
Asset management and other fees to related parties	24,451	30,251	33,882
Interest	27,702	36,338	34,385
General and administrative	9,167	5,479	7,961
Transaction costs (Note 16)	938	11,862	340
Depreciation and amortization	53,228	58,364	71,968
Impairment of real estate (Note 2)	—	13,100	—
	195,657	256,979	273,239
Gain on sale of real estate (Note 3)	—	401,737	39,666
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	2,067	381,134	32,358
Provision for income taxes	925	1,376	1,646
NET INCOME FROM CONTINUING OPERATIONS	1,142	379,758	30,712
DISCONTINUED OPERATIONS:
Income from operations of assets held for sale (Note 7)	—	—	3,853
Gain on disposition of assets held for sale (Note 7)	—	—	—
NET INCOME FROM DISCONTINUED OPERATIONS	—	—	3,853
NET INCOME	1,142	379,758	34,565
Net income attributable to noncontrolling interests	(21)	(21)	(18)
NET INCOME ATTRIBUTABLE TO THE COMPANY	1,121	379,737	34,547
Redeemable preferred stock dividends declared and accumulated (Note 11)	(15,423)	(1,926)	(9)
Redeemable preferred stock redemptions (Note 11)	4	2	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(14,298)	$377,813	$34,538
BASIC AND DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE:
Continuing operations	$(0.33)	$5.47	$0.34
Discontinued operations	$—	$—	$0.04
Net (loss) income	$(0.33)	$5.47	$0.38
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	43,792	69,062	91,328
Diluted	43,792	69,070	91,328

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2018	2017	2016
NET INCOME	$1,142	$379,758	$34,565
Other comprehensive income: cash flow hedges	175	2,140	2,010
COMPREHENSIVE INCOME	1,317	381,898	36,575
Comprehensive income attributable to noncontrolling interests	(21)	(21)	(18)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$1,296	$381,877	$36,557

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts)

	Years Ended December 31, 2018, 2017 and 2016
	Common Stock		Preferred Stock					Accumulated
			Series A		Series L		Additional	Other	Distributions	Non-
		Par					Paid - in	Comprehensive	in Excess	controlling	Total
	Shares	Value	Shares	Amount	Shares	Amount	Capital	Income (Loss)	of Earnings	Interests	Equity
Balances, December 31, 2015	97,589,598	$98	—	$—	—	$—	$1,820,451	$(2,519)	$(521,620)	$937	$1,297,347
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(43)	(43)
Stock-based compensation expense	10,176	—	—	—	—	—	164	—	—	—	164
Issuance of shares pursuant to employment agreements	76,423	—	—	—	—	—	—	—	—	—	—
Share repurchases	(13,628,116)	(14)	—	—	—	—	(254,547)	—	(35,573)	—	(290,134)
Common dividends ($0.875 per share)	—	—	—	—	—	—	—	—	(77,316)	—	(77,316)
Issuance of Series A Preferred Warrants	—	—	—	—	—	—	5	—	—	—	5
Dividends to holders of Series A Preferred Stock ($1.375 per share)	—	—	—	—	—	—	—	—	(9)	—	(9)
Other comprehensive income	—	—	—	—	—	—	—	2,010	—	—	2,010
Net income	—	—	—	—	—	—	—	—	34,547	18	34,565
Balances, December 31, 2016	84,048,081	$84	—	$—	—	$—	$1,566,073	$(509)	$(599,971)	$912	$966,589

(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Continued)
(In thousands, except share and per share amounts)

	Years Ended December 31, 2018, 2017 and 2016
	Common Stock		Preferred Stock					Accumulated
			Series A		Series L		Additional	Other	Distributions	Non-
		Par					Paid - in	Comprehensive	in Excess	controlling	Total
	Shares	Value	Shares	Amount	Shares	Amount	Capital	Income (Loss)	of Earnings	Interests	Equity
Balances, December 31, 2016	84,048,081	$84	—	$—	—	$—	$1,566,073	$(509)	$(599,971)	$912	$966,589
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(43)	(43)
Stock-based compensation expense	9,585	—	—	—	—	—	154	—	—	—	154
Share repurchases	(40,272,727)	(40)	—	—	—	—	(752,218)	—	(133,752)	—	(886,010)
Special cash dividends declared to certain common stockholders ($2.990 per share)	—	—	—	—	—	—	—	—	(6,447)	—	(6,447)
Common dividends ($0.594 per share)	—	—	—	—	—	—	—	—	(38,327)	—	(38,327)
Issuance of Series A Preferred Warrants	—	—	—	—	—	—	126	—	—	—	126
Issuance of Series L Preferred Stock	—	—	—	—	8,080,740	229,251	(21,406)	—	—	—	207,845
Dividends to holders of Series A Preferred Stock ($1.375 per share)	—	—	—	—	—	—	—	—	(490)	—	(490)
Reclassification of Series A Preferred Stock to permanent equity	—	—	61,013	1,518	—	—	(101)	—	—	—	1,417
Redemption of Series A Preferred Stock	—	—	(421)	(10)	—	—	3	—	—	—	(7)
Other comprehensive income	—	—	—	—	—	—	—	2,140	—	—	2,140
Net income	—	—	—	—	—	—	—	—	379,737	21	379,758
Balances, December 31, 2017	43,784,939	$44	60,592	$1,508	8,080,740	$229,251	$792,631	$1,631	$(399,250)	$890	$626,705

(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Continued)
(In thousands, except share and per share amounts)

	Years Ended December 31, 2018, 2017 and 2016
	Common Stock		Preferred Stock					Accumulated
			Series A		Series L		Additional	Other	Distributions	Non-
		Par					Paid - in	Comprehensive	in Excess	controlling	Total
	Shares	Value	Shares	Amount	Shares	Amount	Capital	Income	of Earnings	Interests	Equity
Balances, December 31, 2017	43,784,939	$44	60,592	$1,508	8,080,740	$229,251	$792,631	$1,631	$(399,250)	$890	$626,705
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(74)	(74)
Stock-based compensation expense	10,134	—	—	—	—	—	162	—	—	—	162
Common dividends ($0.500 per share)	—	—	—	—	—	—	—	—	(21,895)	—	(21,895)
Issuance of Series A Preferred Warrants	—	—	—	—	—	—	73	—	—	—	73
Dividends to holders of Series A Preferred Stock ($1.375 per share)	—	—	—	—	—	—	—	—	(2,814)	—	(2,814)
Dividends to holders of Series L Preferred Stock ($1.738 per share)	—	—	—	—	—	—	—	—	(14,045)	—	(14,045)
Reclassification of Series A Preferred Stock to permanent equity	—	—	1,223,032	30,403	—	—	(2,516)	—	—	—	27,887
Redemption of Series A Preferred Stock	—	—	(1,820)	(45)	—	—	4	—	—	—	(41)
Other comprehensive income	—	—	—	—	—	—	—	175	—	—	175
Net income	—	—	—	—	—	—	—	—	1,121	21	1,142
Balances, December 31, 2018	43,795,073	$44	1,281,804	$31,866	8,080,740	$229,251	$790,354	$1,806	$(436,883)	$837	$617,275

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,142	$379,758	$34,565
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred rent and amortization of intangible assets, liabilities and lease inducements	(3,636)	(2,172)	(6,584)
Depreciation and amortization	53,228	58,364	71,968
Reclassification from AOCI to interest expense	(1,552)	—	—
Change in fair value of swaps	1,728	—	—
Transfer of right to collect supplemental real estate tax reimbursements	—	(5,097)	—
Gain on sale of real estate	—	(401,737)	(39,666)
Impairment of real estate	—	13,100	—
Straight-line rent, below-market ground lease and amortization of intangible assets	(18)	1,069	1,766
Straight-line lease termination income	—	(362)	—
Amortization of deferred loan costs	1,704	2,870	2,803
Amortization of premiums and discounts on debt	(444)	(590)	(870)
Unrealized premium adjustment	2,522	2,447	1,599
Amortization and accretion on loans receivable, net	(41)	96	(1,039)
Bad debt expense	494	677	161
Deferred income taxes	(3)	271	164
Stock-based compensation	162	154	164
Loans funded, held for sale to secondary market	(55,655)	(57,237)	(38,234)
Proceeds from sale of guaranteed loans	54,142	51,312	38,536
Principal collected on loans subject to secured borrowings	5,698	6,674	3,866
Other operating activity	(1,587)	(1,718)	136
Changes in operating assets and liabilities:
Accounts receivable and interest receivable	6,692	(977)	(2,569)
Other assets	(2,728)	(19,762)	419
Accounts payable and accrued expenses	(365)	(14,139)	630
Deferred leasing costs	(5,773)	(6,973)	(19,885)
Other liabilities	2,221	(5,589)	3,219
Due to related parties	2,218	(1,584)	724
Net cash provided by (used in) operating activities	60,149	(1,145)	51,873
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(12,055)	(21,101)	(35,414)
Acquisition of real estate	(112,048)	(19,631)	—
Proceeds from sale of real estate, net	—	1,012,115	94,568
Proceeds from sale of assets held for sale, net	—	—	25,690
Loans funded	(18,579)	(19,079)	(66,001)
Principal collected on loans	10,770	10,883	33,470
Other investing activity	178	317	1,287
Net cash (used in) provided by investing activities	(131,734)	963,504	53,600

(Continued)
CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages payable	—	—	392,000
Payment of mortgages payable	—	(65,877)	(4,354)
Proceeds from unsecured revolving lines of credit, revolving credit facilities and term notes	180,000	120,000	175,000
Payment of unsecured revolving lines of credit, revolving credit facilities and term notes	(220,000)	(335,000)	(282,000)
Proceeds from SBA 7(a) loan-backed notes	38,200	—	—
Payment of principal on loan-backed notes	(4,431)	—	—
Payment of principal on secured borrowings	(5,698)	(6,674)	(13,946)
Proceeds from secured borrowings	772	—	25,791
Payment of deferred preferred stock offering costs	(1,136)	(3,832)	(1,960)
Payment of other deferred costs	(235)	—	—
Payment of deferred loan costs	(4,234)	(304)	(1,994)
Payment of common dividends	(21,895)	(38,327)	(77,316)
Payment of special cash dividends	(1,575)	(4,872)	—
Repurchase of Common Stock	—	(886,010)	(290,134)
Payment of borrowing costs	—	(8)	—
Net proceeds from issuance of Series A Preferred Warrants	73	127	5
Net proceeds from issuance of Series A Preferred Stock	35,984	28,070	1,429
Net proceeds from issuance of Series L Preferred Stock	—	210,377	—
Payment of preferred stock dividends	(2,173)	(250)	—
Redemption of Series A Preferred Stock	(113)	(27)	—
Noncontrolling interests' distributions	(74)	(43)	(43)
Net cash used in financing activities	(6,535)	(982,650)	(77,522)
Change in cash balances included in assets held for sale	(755)	—	1,471
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(78,875)	(20,291)	29,422
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	156,318	176,609	147,187
End of period	$77,443	$156,318	$176,609
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$54,931	$129,310	$144,449
Restricted cash	22,512	27,008	32,160
Total cash and cash equivalents and restricted cash	$77,443	$156,318	$176,609
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$27,473	$35,092	$33,060
Federal income taxes paid	$622	$1,595	$1,353
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additions to investments in real estate included in accounts payable and accrued expenses	$11,875	$9,024	$4,527
Net increase in fair value of derivatives applied to other comprehensive income	$1,727	$2,140	$2,010
Reduction of loans receivable and secured borrowings due to the SBA's repurchase of the guaranteed portion of loans	$—	$534	$2,663
Additions to deferred loan costs included in accounts payable and accrued expenses	$32	$—	$—
Additions to deferred costs included in accounts payable and accrued expenses	$174	$—	$—
Additions to preferred stock offering costs included in accounts payable and accrued expenses	$172	$388	$238
Accrual of dividends payable to preferred stockholders	$14,935	$249	$9
Preferred stock offering costs offset against redeemable preferred stock in temporary equity	$229	$122	$3
Preferred stock offering costs offset against redeemable preferred stock in permanent equity	$—	$2,532	$—
Reclassification of Series A Preferred Stock from temporary equity to permanent equity	$27,887	$1,417	$—
Reclassification of Series A Preferred Stock from temporary equity to accounts payable and accrued expenses	$—	$13	$—
Accrual of special cash dividends	$—	$1,575	$—
Accrual reversed to lease termination income	$—	$480	$—
Payable to related parties included in net proceeds from disposition of real estate	$—	$202	$—
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016

1.  ORGANIZATION AND OPERATIONS

CIM Commercial Trust Corporation ("CIM Commercial" or the "Company"), a Maryland corporation and real estate investment trust ("REIT"), together with its wholly-owned subsidiaries ("we," "us" or "our") primarily acquires, owns, and operates Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, positive population trends and a propensity for growth. We were originally organized in 1993 as PMC Commercial Trust ("PMC Commercial"), a Texas real estate investment trust.

On July 8, 2013, PMC Commercial entered into a merger agreement with CIM Urban REIT, LLC ("CIM REIT"), an affiliate of CIM Group, L.P. ("CIM Group" or "CIM"), and subsidiaries of the respective parties. CIM REIT was a private commercial REIT and was the owner of CIM Urban Partners, L.P. ("CIM Urban"). The merger was completed on March 11, 2014 (the "Acquisition Date"). As a result of the merger and related transactions, CIM Urban became our wholly-owned subsidiary.

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

CIM Commercial has qualified and intends to continue to qualify as a REIT, as defined in the Internal Revenue Code of 1986, as amended (the "Code").

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

Investments in real estate are evaluated for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

asset group identified for step two of the impairment testing under GAAP is based on either the income approach with market discount rate, terminal capitalization rate and rental rate assumptions being most critical, or on the sales comparison approach to similar properties. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. We recognized impairment of long-lived assets of $0, $13,100,000 and $0 during the years ended December 31, 2018, 2017 and 2016, respectively (Note 3).

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

At the Acquisition Date, the carrying value of our loans was adjusted to estimated fair market value and acquisition discounts of $33,907,000 were recorded, which are being accreted to interest and other income using the effective interest method. We sold substantially all of our commercial mortgage loans with unamortized acquisition discounts of $15,951,000 to an unrelated third-party in December 2015 (Note 7). Acquisition discounts of $884,000 remained as of December 31, 2018, which have not yet been accreted to income.

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

On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers' business models and future operations in accordance with Accounting Standards Codification ("ASC") 450-20, Contingencies—Loss Contingencies, and ASC 310-10, Receivables. For the years ended December 31, 2018, 2017 and 2016, we recorded $147,000, $97,000 and $(206,000) impairment (recovery) on our loans receivable, respectively. We establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, we establish the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.

Accounts Receivable—Accounts receivable are carried net of the allowances for uncollectible amounts. Management's determination of the adequacy of these allowances is based primarily upon evaluation of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible accounts receivable was $160,000 and $181,000 as of December 31, 2018 and 2017, respectively.

Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred leasing costs, deferred offering costs (Note 11) and other deferred costs. Deferred rent receivable is $52,366,000 and

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

$52,619,000 at December 31, 2018 and 2017, respectively. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs of $51,152,000 and $52,414,000 are presented net of accumulated amortization of $23,910,000 and $23,807,000 at December 31, 2018 and 2017, respectively. Deferred offering costs represent direct costs incurred in connection with our offering of Series A Preferred Units (as defined in Note 11), excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other offering fees and expenses. For a specific issuance of Series A Preferred Units, issuance specific offering costs are recorded as a reduction of proceeds raised on the issuance date. Offering costs incurred but not directly related to a specifically identifiable closing are deferred. Deferred offering costs are first allocated to each issuance on a pro-rata basis equal to the ratio of Series A Preferred Units issued in an issuance to the maximum number of Series A Preferred Units that are expected to be issued. Then, the issuance specific offering costs and the deferred offering costs allocated to such issuance are further allocated to the Series A Preferred Stock (as defined in Note 11) and Series A Preferred Warrants (as defined in Note 11) issued in such issuance based on the relative fair value of the instruments on the date of issuance. The deferred offering costs allocated to the Series A Preferred Stock and Series A Preferred Warrants are reductions to temporary equity and permanent equity, respectively. Deferred offering costs of $4,213,000 and $3,401,000 related to our offering of Series A Preferred Units are included in deferred rent receivable and charges at December 31, 2018 and 2017, respectively. Other deferred costs are $409,000 and $121,000 at December 31, 2018 and 2017, respectively.

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

From and after the fifth anniversary of the date of original issuance of the Series L Preferred Stock (as defined in Note 11), each holder will have the right to require the Company to redeem, and the Company will also have the option to redeem (subject to certain conditions), such shares of Series L Preferred Stock at a redemption price equal to the Series L Preferred Stock Stated Value (as defined in Note 11), plus, provided certain conditions are met, all accrued and unpaid distributions. Notwithstanding the foregoing, a holder of shares of our Series L Preferred Stock may require us to redeem such shares at any time prior to the fifth anniversary of the date of original issuance of the Series L Preferred Stock if (1) we do not declare and pay in full the distributions on the Series L Preferred Stock for any annual period prior to such fifth anniversary (provided that the first distribution on the Series L Preferred Stock was paid in January 2019) or (2) we do not declare and pay all accrued and unpaid distributions on the Series L Preferred Stock for all past dividend periods prior to the applicable holder redemption date. The applicable redemption price payable upon redemption of any Series L Preferred Stock will be made, in the Company's sole discretion, in the form of (A) cash in Israeli new shekels ("ILS") at the then-current currency exchange rate determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, (B) in equal value through the issuance of shares of Common Stock, with the value of such Common Stock to be deemed the lower of (i) our NAV per share of our Common Stock as most recently published by the Company as of the effective date of redemption and (ii) the volume-

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

weighted average price of our Common Stock, determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, or (C) in a combination of cash in ILS and our Common Stock, based on the conversion mechanisms set forth in (A) and (B), respectively. We recorded the activity related to our Series L Preferred Stock in permanent equity.

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

Revenue from leasing activities

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent.  If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us.  When we are the owner of the tenant improvements, the tenant is not considered to

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed.  When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as an incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. Lease incentives of $12,958,000 and $12,648,000 are presented net of accumulated amortization of $6,188,000 and $5,029,000 at December 31, 2018 and 2017, respectively.

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

In addition to minimum rents, certain leases provide for additional rents based upon varying percentages of tenants' sales in excess of annual minimums. Percentage rent is recognized once lessees' specified sales targets have been met. Included in rental and other property income for the years ended December 31, 2018, 2017 and 2016, is $65,000, $304,000 and $338,000, respectively, of percentage rent.

We derive parking revenues from leases with third-party operators. Our parking leases provide for additional rents based upon varying percentages of tenants' sales in excess of annual minimums. Parking percentage rent is recognized once lessees' specific sales targets have been met. Included in rental and other property income for the years ended December 31, 2018, 2017 and 2016, is $1,509,000, $1,881,000 and $2,207,000, respectively, of parking percentage rent. Included in hotel income for the years ended December 31, 2018, 2017 and 2016, is $0, $733,000, and $949,000, respectively, of parking percentage rent.

Revenue from lending activities

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

Amounts recognized for hotel revenues were $38,789,000, $38,585,000 and $48,379,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 20:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Hotel properties
Hotel income	$35,672	$35,576	$45,082
Rental and other property income	2,922	2,877	3,176
Interest and other income	195	132	121
Hotel revenues	$38,789	$38,585	$48,379

Tenant recoveries outside of the lease agreements

Tenant recoveries outside of the lease agreements are related to construction projects in which our tenants have agreed to fully reimburse us for all costs related to construction. At inception of the contract with the customer, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate. While these individual services are distinct, in the context of the arrangement with the customer, all of these services are bundled together and represent a single package of construction services requested by the customer. The Company satisfies its performance obligation and recognizes revenues associated with these services over time as the construction is completed. Amounts recognized for tenant recoveries outside of the lease agreements were $399,000, $6,822,000 and $174,000 for the years ended December 31, 2018, 2017 and 2016, respectively, which are included in expense reimbursements on the consolidated statements of operations. As of December 31, 2018, remaining performance obligations associated with tenant recoveries outside of lease agreements totaled $237,000.

Premiums and Discounts on Debt— Premiums and discounts on debt are accreted or amortized to interest expense using the effective interest method or on a straight-line basis over the respective term of the loan, which approximates the effective interest method.

Stock-Based Compensation Plans—We had options outstanding and have issued and continue to issue restricted shares under stock-based compensation plans described more fully in Note 9. We use fair value recognition provisions to account for all awards granted, modified or settled.

Earnings per Share ("EPS")—Basic EPS is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding for the period. Net income attributable to common stockholders includes a deduction for dividends due to preferred stockholders. Diluted EPS is computed by dividing net income attributable to common stockholders by the weighted average number of shares of Common Stock outstanding adjusted for the dilutive effect, if any, of securities such as stock-based compensation awards, warrants, including the Series A Preferred Warrants (Note 12) and preferred stock, including the Series A Preferred Stock (Note 11) and Series L Preferred Stock (Note 11), whose redemption is payable in shares of Common Stock or cash, at the discretion of the Company. The dilutive effect of stock-based compensation awards and warrants, including the Series A Preferred Warrants, is reflected in the weighted average diluted shares calculation by application of the treasury stock method. The dilutive effect of preferred stock, including the Series A Preferred Stock and Series L Preferred Stock, whose redemption is payable in shares of Common Stock or cash, at the discretion of the Company, is reflected in the weighted average diluted shares calculation by application of the if-converted method.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

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

We sold all of our multifamily properties during the year ended December 31, 2017. We assessed the sale of these properties (Note 3) in accordance with ASC 205-20, Discontinued Operations. In our assessment, we considered, among other factors, the materiality of the revenue, net operating income, and total assets of our multifamily segment for the years ended December 31, 2017 and 2016. Based on our qualitative and quantitative assessment, we concluded the disposals did not represent a strategic shift that will have a major effect on our operations and financial results and therefore should not be classified as discontinued operations on our consolidated financial statements.

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

Income Taxes—We have elected to be taxed as a REIT under the provisions of the Code.  To the extent we qualify for taxation as a REIT, we generally will not be subject to a federal corporate income tax on our taxable income that is distributed to our stockholders.  We may, however, be subject to certain federal excise taxes and state and local taxes on our income and property.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates and will not be able to qualify as a REIT for four subsequent taxable years.  In order to remain qualified as a REIT under the Code, we must satisfy various requirements in each taxable year, including, among others, limitations on share ownership, asset diversification, sources of income, and the distribution of at least 90% of our taxable income within the specified time in accordance with the Code.

We have wholly-owned taxable REIT subsidiaries ("TRS's") which are subject to federal income taxes.  The income generated from the taxable REIT subsidiaries is taxed at normal corporate rates.  Deferred tax assets and liabilities are

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases.

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

The majority of our revenues are earned from properties located in the Washington, D.C. area and California. We are subject to risks incidental to the ownership and operation of commercial real estate. These include, among others, the risks normally associated with changes in the general economic climate in the communities in which we operate, trends in the real estate industry, changes in tax laws, interest rate levels, availability of financing, and the potential liability under environmental and other laws.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

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

We disclose the fair value of our debt.  We determine the fair value of mortgage notes payable and junior subordinated notes by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market discount rate for our mortgage notes payable by obtaining period-end treasury or swap rates, as applicable, for maturities that correspond to the maturities of our debt and then adding an appropriate credit spread.  These credit spreads take into account factors such as our credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt.

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

The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at December 31, 2018 and 2017. The carrying amounts of our secured borrowings—government guaranteed loans, SBA 7(a) loan-backed notes and credit and term loan facilities approximate their fair values, as the interest rates on these securities are variable and approximate current market interest rates.

Segment Information—Segment information is prepared on the same basis that our management reviews information for operational decision-making purposes. Our reportable segments for the year ended December 31, 2018 consist of two types of commercial real estate properties, namely office and hotel, as well as a segment for our lending business. Our reportable segments for the years ended December 31, 2017 and 2016 consist of three types of commercial real estate properties, namely, office, hotel and multifamily, as well as a segment for our lending business. The products for our office segment primarily include rental of office space and other tenant services, including tenant reimbursements, parking, and storage space rental. The products for our multifamily segment include rental of apartments and other tenant services. The products for our hotel segment include revenues generated from the operations of hotel properties and rental income generated from a garage located directly across the street from one of the hotels. The income from our lending segment includes income from the yield and other related fee income earned on our loans receivable.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires a lessee to recognize only capital leases on the balance sheet, the new ASU will require a lessee to recognize both types of leases on the balance sheet. The lessor accounting will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. In July 2018, the FASB issued ASU No. 2018-10, Leases (Topic 842), which contained targeted improvements to amend inconsistencies and clarify guidance that were brought about by stakeholders. Furthermore, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), which provided the following practical expedients to entities: (1) a transition method that allows entities to apply the new standard at the adoption date and to recognize a cumulative-effect adjustment to the opening balance of retained earnings effective at the adoption date; and (2) the option for lessors to not separate lease and non-lease components provided that certain criteria are met. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), which provides lessors the option to elect to account for sales and other similar taxes in which the lessee directly pays third parties to be excluded from the consideration in the contract. For public entities, these ASUs are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018.

The guidance provides a package of transition practical expedients, which must be elected as a package and applied consistently by an entity to all of its leases (including those for which the entity is a lessee or a lessor) when applying this guidance to leases that commenced before the effective date of January 1, 2019: (1) An entity need not reassess whether any expired or existing contracts are or contain leases; (2) an entity need not reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases prior to January 1, 2019 will be classified as operating leases); and (3) an entity need not reassess initial direct costs for any existing leases. The Company will elect all the aforementioned transition practical expedients, including the expedients provided under ASU 2018-11.

From a lessee perspective, the Company has determined that there is one office lease for our lending segment that is material to the consolidated balance sheet. Based on our assessment, the lease will be classified as an operating lease and the Company will record approximately $362,000 as a right-of-use asset and lease liability on the consolidated balance sheet on the effective date of January 1, 2019.

From a lessor perspective, the Company has determined that we will not record a cumulative effective adjustment on January 1, 2019 as the aforementioned package of practical expedients allow us to continue accounting for our leases under the existing accounting guidance, and to apply the new lease accounting guidance to leases that commence or are modified after the effective date of January 1, 2019. We currently expect that any leases commencing or modified after the effective date will continue to be classified as operating leases and that we will qualify for the lessor practical expedient provided under ASU 2018-11 to not separate lease and non-lease components. Additionally, if our tenants make payments for taxes or insurance directly to a third party on behalf of the Company as the lessor, we will exclude these amounts from the measurement of the contract consideration and consider these lessee costs. Otherwise, any recoveries of these costs will be recognized as lease revenue on a gross basis in our consolidated income statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity. The amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU No. 2018-19, Financial Instruments-Credit Losses (Topic 326): Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarified that

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

receivables arising from operating leases are not within the scope of the credit losses standards. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2019. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018. We are currently in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"), which requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. The Company adopted ASU 2016-18 on January 1, 2018. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on the Company's consolidated statements of cash flows. The inclusion of restricted cash resulted in a decrease of $5,152,000 and an increase of $24,074,000 to net cash provided by investing activities for the years ended December 31, 2017 and December 31, 2016, respectively.

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

The core principle of this revenue recognition standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, with an emphasis on the timing of the transfer of control of these goods or services to the customer. The guidance requires the use of a new five-step model, which includes (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue when (or as) the entity satisfies a performance obligation.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

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

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which simplifies and expands the eligible hedging strategies for financial and nonfinancial risks by more closely aligning hedge accounting with a company’s risk management activities, and also simplifies the application of Topic 815, Derivatives and Hedging, through targeted improvements in key practice areas. In addition, the ASU prescribes how hedging results should be presented and requires incremental disclosures. Further, the ASU provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings in the current period. For public entities, the ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018. Early adoption is permitted in any interim period after issuance of the ASU for existing hedging relationships on the date of adoption. The Company has evaluated the guidance and determined that the effects of ASU 2017-12 do not have a material impact on our consolidated financial statements.

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

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (the “SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The guidance permits the use of the OIS rate based on the SOFR as a U.S. benchmark rate for purposes of applying hedge accounting.  The SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s activity in specified segments of the U.S. Treasury repo market. It has been selected as the preferred replacement for the U.S. dollar LIBOR, which will be phased out by the end of 2021. For public entities, the ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2019. Early adoption is permitted in any interim period after issuance of the ASU. We currently use the London Interbank Offered Rate ("LIBOR") as our benchmark interest rate in our interest rate swaps associated with our LIBOR-based variable rate borrowings. The Company has evaluated the guidance and determined that the effects of ASU 2018-16 do not have a material impact on our consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

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

2018 Transactions—On January 18, 2018, we acquired a 100% fee-simple interest in an office property known as 9460 Wilshire Boulevard from an unrelated third-party. The property has approximately 68,866 square feet of office space and 22,884 square feet of retail space and is located in Beverly Hills, California. The acquisition was funded with proceeds from our Series L Preferred Stock offering, and the acquired property is reported as part of the office segment (Note 20). We performed an analysis and, based on our analysis, we determined this acquisition was an asset purchase and not a business combination. As such, transaction costs were capitalized as incurred in connection with this acquisition.

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

There were no dispositions during the year ended December 31, 2018.

2017 Transactions—On December 29, 2017, we acquired a 100% fee-simple interest in an office property known as 1130 Howard Street from an unrelated third-party. The office property has approximately 21,194 square feet and is located in San Francisco, California. The acquisition was funded with proceeds from our Series L Preferred Stock offering, and the acquired property is reported as part of the office segment (Note 20). We performed an analysis and, based on our analysis, we determined this acquisition was an asset purchase and not a business combination. As such, transaction costs were capitalized as incurred in connection with this acquisition.

	Asset	Date of		Purchase
Property	Type	Acquisition	Square Feet	Price (1)
				(in thousands)
1130 Howard Street, San Francisco, CA	Office	December 29, 2017	21,194	$17,717

(1)	Transaction costs that were capitalized and assumption of liabilities totaled $1,915,000, which are excluded from the purchase price above.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

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

The results of operations of the properties we sold have been included in the consolidated statements of operations through each properties' respective disposition date. The following is the detail of the carrying amounts of assets and liabilities at the time of the sales of the properties that occurred during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Assets
Investments in real estate, net	$—	$631,740	$54,374
Deferred rent receivable and charges, net	—	34,071	—
Other intangible assets, net	—	11,283	528
Other assets	—	38	—
Total assets	$—	$677,132	$54,902
Liabilities
Debt, net (1)	$—	$115,037	$—
Other liabilities	—	14,029	—
Intangible liabilities, net	—	1,800	—
Total liabilities	$—	$130,866	$—

(1)	Net of $665,000 of premium on assumed mortgage. Debt of $50,260,000 was assumed by certain buyers in connection with sales of certain properties.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

The results of operations of the properties we acquired have been included in the consolidated statements of operations from the date of acquisition. The fair value of the net assets acquired for the aforementioned acquisitions during the years ended December 31, 2018, 2017 and 2016 are as follows:

	Year Ended December 31,
	2018 (1)	2017 (1)	2016
	(in thousands)
Land	$52,199	$8,290	$—
Land improvements	756	—	—
Buildings and improvements	74,522	10,109	—
Tenant improvements	1,451	371	—
Acquired in-place leases (2)	7,003	1,184	—
Acquired above-market leases (3)	109	37	—
Acquired below-market leases (4)	(3,992)	(360)	—
Net assets acquired	$132,048	$19,631	$—

(1)
The purchase price of the acquisitions completed during the years ended December 31, 2018 and 2017 were less than 10% of our total assets as of the most recent annual consolidated financial statements filed at or prior to the date of acquisition.

(2)	Acquired in-place leases have a weighted average amortization period of 3 years and 5 years for the 2018 and 2017 acquisitions, respectively.

(3)	Acquired above-market leases have a weighted average amortization period of 2 years and 7 years, respectively, for the 2018 and 2017 acquisitions.

(4)	Acquired below-market leases have a weighted average amortization period of 3 years and 2 years, respectively, for the 2018 and 2017 acquisitions.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

Assets Held for Sale

In March 2019, we sold 100% fee-simple interests in three office properties and one parking garage in Oakland, California; one office property in Washington, D.C.; and one office property in San Francisco, California in each case to unrelated third-parties. The aggregate gain on the sale of these properties is expected to be approximately $353,000,000. The office property in San Francisco, California had been classified as held for sale as of December 31, 2018, as the purchase and sale agreement was entered into and became subject to a non-refundable deposit prior to December 31, 2018. The following is the detail of the carrying amounts of assets and liabilities for the office property in San Francisco, California that is classified as held for sale on our consolidated balance sheet as of December 31, 2018:

(in thousands)
Assets
Investments in real estate, net (1)	$17,123
Cash and cash equivalents	755
Accounts receivable, net	41
Deferred rent receivable and charges, net	4,009
Other intangible assets, net (2)	220
Other assets	27
Total assets held for sale, net	$22,175
Liabilities
Debt, net (3)	$28,018
Accounts payable and accrued expenses	370
Due to related parties	81
Other liabilities	297
Total liabilities associated with assets held for sale, net	$28,766

(1)	Investments in real estate of $24,832,000 are presented net of accumulated depreciation of $7,709,000.

(2)	Other intangible assets, net, represent acquired in-place leases of $1,778,000, which are presented net of accumulated amortization of $1,558,000.

(3)	Debt includes the outstanding principal balance of 260 Townsend Street of $28,200,000. Debt is presented net of deferred loan costs of $243,000 and the accumulated amortization of $61,000.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

4.  INVESTMENTS IN REAL ESTATE

Investments in real estate consist of the following:

	December 31,
	2018	2017
	(in thousands)
Land	$266,410	$221,785
Land improvements	18,368	17,745
Buildings and improvements	912,892	847,849
Furniture, fixtures, and equipment	4,245	3,363
Tenant improvements	133,487	128,876
Work in progress	9,234	9,162
Investments in real estate	1,344,636	1,228,780
Accumulated depreciation	(303,699)	(271,055)
Net investments in real estate	$1,040,937	$957,725

For the years ended December 31, 2018, 2017, and 2016, we recorded depreciation expense of $43,499,000, $49,427,000, and $62,239,000, respectively.

5.  LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,
	2018	2017
	(in thousands)
SBA 7(a) loans receivable, subject to loan-backed notes	$36,847	$—
SBA 7(a) loans receivable, subject to credit risk	29,385	58,298
SBA 7(a) loans receivable, subject to secured borrowings	16,409	21,664
Commercial mortgage loans receivable	—	424
Loans receivable	82,641	80,386
Deferred capitalized costs	1,309	1,132
Loan loss reserves	(702)	(462)
Loans receivable, net	$83,248	$81,056
SBA 7(a) Loans Receivable, Subject to Loan-Backed Notes—Represents the unguaranteed portions of loans originated under the SBA 7(a) Program which were transferred to a trust and are held as collateral in connection with a securitization transaction. The proceeds received from the transfer are reflected as loan-backed notes payable (Note 8).
SBA 7(a) Loans Receivable, Subject to Credit Risk—Represents the unguaranteed portions of loans originated under the SBA 7(a) Program which were retained by the Company and the government guaranteed portions of such loans that have not yet been fully funded or sold.
SBA 7(a) Loans Receivable, Subject to Secured Borrowings—Represents the government guaranteed portions of loans originated under the SBA 7(a) Program which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans. There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.
Commercial Mortgage Loans Receivable—Represents loans to small businesses primarily collateralized by first liens on the real estate of the related business.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

At December 31, 2018 and 2017, 99.7% and 100.0%, respectively, of our loans subject to credit risk were current. We classify loans with negative characteristics in substandard categories ranging from special mention to doubtful. At December 31, 2018 and 2017, $235,000 and $388,000, respectively, of loans subject to credit risk were classified in substandard categories.
At December 31, 2018 and 2017, our loans subject to credit risk were 98.3% and 97.3%, respectively, concentrated in the hospitality industry.

6.  OTHER INTANGIBLE ASSETS

A schedule of our intangible assets and liabilities and related accumulated amortization and accretion as of December 31, 2018 and 2017, is as follows:

	Assets			Liabilities
December 31, 2018	Acquired Above-Market Leases	Acquired In-Place Leases	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$146	$16,210	$2,957	$(6,618)
Accumulated amortization	(51)	(9,731)	—	3,746
	$95	$6,479	$2,957	$(2,872)
Average useful life (in years)	3	8	Indefinite	4

	Assets			Liabilities
December 31, 2017	Acquired Above-Market Leases	Acquired In-Place Leases	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$37	$11,087	$2,957	$(2,902)
Accumulated amortization	—	(7,700)	—	1,832
	$37	$3,387	$2,957	$(1,070)
Average useful life (in years)	7	9	Indefinite	5

The amortization of the acquired above-market leases, which decreased rental and other property income, was $51,000, $3,000 and $88,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The amortization of the acquired in-place leases included in depreciation and amortization expense was $3,691,000, $808,000 and $1,347,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Tax abatement amortization included in rental and other property operating expenses was $0, $276,000 and $551,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The amortization of the acquired below-market ground lease included in rental and other property operating expenses was $0, $93,000 and $140,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Included in depreciation and amortization expense was franchise affiliation fee amortization of $0, $0 and $33,000 for the years ended December 31, 2018, 2017 and 2016, respectively.  The amortization of the acquired below-market leases included in rental and other property income was $2,190,000, $1,066,000 and $2,510,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

A schedule of future amortization and accretion of acquisition related intangible assets and liabilities as of December 31, 2018, is as follows:

	Assets		Liabilities
	Acquired	Acquired	Acquired
	Above-Market	In-Place	Below-Market
Years Ending December 31,	Leases	Leases	Leases
	(in thousands)
2019	$63	$2,136	$(1,590)
2020	9	1,373	(701)
2021	5	923	(347)
2022	5	687	(234)
2023	6	375	—
Thereafter	7	985	—
	$95	$6,479	$(2,872)

7.  DISCONTINUED OPERATIONS

We had reflected the lending segment, which was acquired on the Acquisition Date as disclosed in Note 1, as held for sale commencing in 2014, based on a plan approved by the Board of Directors to sell the lending segment that, when completed, would have resulted in the deconsolidation of the lending segment, which at that time was focused on small business lending in the hospitality industry.  In July 2015, to maximize value, we modified our strategy from a strategy of selling the lending segment as a whole to a strategy of soliciting buyers for components of the business, including our commercial mortgage loans and the SBA 7(a) lending platform.  This change in the sale methodology resulted in the need to extend the period to complete the sale of the lending segment beyond one year. In connection with our plan, we have expensed transaction costs of $6,000 as incurred during the year ended December 31, 2016.

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

On December 29, 2016, we sold our commercial real estate lending subsidiary, which was classified as held for sale and had a carrying value of $27,587,000, which was equal to management's estimate of fair value, to a fund managed by an affiliate of CIM Group (Note 15). We did not recognize any gain or loss in connection with the transaction. Management's estimate of fair value was determined with assistance from an independent third-party valuation firm. Our gain on sale of our commercial real estate lending subsidiary was computed as follows for the year ended December 31, 2016:

Year Ended December 31,
2016
(in thousands)
Proceeds received	$27,587
Less: Carrying value	(27,587)
Gain on sale before transaction costs	—
Transaction costs	—
Gain on disposition of assets held for sale	$—

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

The following is the detail of the carrying value of assets and liabilities at the time of sale of our commercial real estate lending subsidiary that was sold in December 2016:

(in thousands)
Assets (1)
Commercial real estate loans, net	$52,822
Cash and cash equivalents	821
Restricted cash	1,076
Accounts receivable, net	684
Other assets	23
Total assets held for sale, net	$55,426
Liabilities (1)
Debt	$25,941
Accounts payable and accrued expenses	503
Other liabilities	1,395
Total liabilities associated with assets held for sale	27,839
Carrying value	$27,587

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

The following is the detail of income from operations of assets held for sale classified as discontinued operations on the consolidated statements of operations:

Year Ended December 31,
2016
(in thousands)
Revenue - Interest and other income	$6,389

Expenses:
Interest expense	1,944
Fees to related party	550
General and administrative	42
Total expenses	2,536
Income from operations of assets held for sale	3,853
Gain on disposition of assets held for sale	—
Net income from discontinued operations	$3,853

During the year ended December 31, 2017, we sold our five multifamily properties to unrelated third parties. We have assessed the sale of our multifamily properties (Note 3) in accordance with ASC 205-20, Discontinued Operations. In our assessment, we considered, among other factors, the materiality of the revenue, net operating income, and total assets of our multifamily segment for the years ended December 31, 2017 and 2016. Based on our qualitative and quantitative assessment, we concluded the disposals did not represent a strategic shift that will have a major effect on our operations and financial results and therefore should not be classified as discontinued operations on our consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

8.  DEBT

Information on our debt is as follows:

	December 31,
	2018	2017
	(in thousands)
Mortgage loans with a fixed interest rate of 4.14% per annum, with monthly payments of interest only, and balances totaling $342,100,000 due on July 1, 2026. The loans are nonrecourse. In December 2018, one loan with an outstanding principal balance of $28,200,000 was reclassified to liabilities associated with assets held for sale (Note 3). On March 1, 2019, mortgage loans with an aggregate outstanding principal balance of $205,500,000 were defeased in connection with the sale of the properties that were collateral for the loans.	$342,100	$370,300
Mortgage loan with a fixed interest rate of 4.50% per annum, with monthly payments of interest only for 10 years, and payments of interest and principal starting in February 2022. The loan had a $42,008,000 balance due on January 5, 2027. The loan was nonrecourse. On March 1, 2019, the mortgage loan was repaid in connection with the property that was collateral for the loan.	46,000	46,000
	388,100	416,300
Deferred loan costs related to mortgage loans	(1,177)	(1,540)
Total Mortgages Payable	386,923	414,760
Secured borrowing principal on SBA 7(a) loans sold for a premium and excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 5.89% and 4.85% at December 31, 2018 and 2017, respectively.	11,283	16,812
Secured borrowing principal on SBA 7(a) loans sold for excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 3.57% and 2.60% at December 31, 2018 and 2017, respectively.	4,482	3,879
	15,765	20,691
Unamortized premiums	940	1,466
Total Secured Borrowings—Government Guaranteed Loans	16,705	22,157
Revolving credit facility	130,000	—
SBA 7(a) loan-backed notes with a variable interest rate which resets monthly based on the lesser of the one-month LIBOR plus 1.40% or the prime rate less 1.08%, with payments of interest and principal due monthly. Balance due at maturity in March 20, 2043.	33,769	—
Junior subordinated notes with a variable interest rate which resets quarterly based on the three-month LIBOR (as defined below) plus 3.25%, with quarterly interest only payments. Balance due at maturity on March 30, 2035.	27,070	27,070
Unsecured term loan facility (terminated and repaid on October 30, 2018)	—	170,000
	190,839	197,070
Deferred loan costs related to other debt	(3,941)	(1,198)
Discount on junior subordinated notes	(1,855)	(1,937)
Total Other Debt	185,043	193,935
Total Debt	$588,671	$630,852

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

SBA 7(a) loan-backed notes are secured by deeds of trust or mortgages.

Deferred loan costs, which represent legal and third-party fees incurred in connection with our borrowing activities, are capitalized and amortized to interest expense on a straight-line basis over the life of the related loan, approximating the effective interest method. Deferred loan costs of $5,994,000 and $3,843,000 are presented net of accumulated amortization of $876,000 and $1,105,000 at December 31, 2018 and 2017, respectively, and are a reduction to total debt.

In September 2014, CIM Commercial entered into an $850,000,000 unsecured credit facility with a bank syndicate which consisted of a $450,000,000 revolver, a $325,000,000 term loan and a $75,000,000 delayed-draw term loan. Outstanding advances under the revolver bore interest at (i) the base rate plus 0.20% to 1.00% or (ii) LIBOR plus 1.20% to 2.00%, depending on the maximum consolidated leverage ratio. Outstanding advances under the term loans bore interest at (i) the base rate plus 0.15% to 0.95% or (ii) LIBOR plus 1.15% to 1.95%, depending on the maximum consolidated leverage ratio. At December 31, 2017, $0 was outstanding under the unsecured credit facility. Our unsecured credit facility matured on September 30, 2018.

In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial could borrow up to a maximum of $385,000,000. Outstanding advances under the term loan facility bore interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio. The term loan facility had a maturity date in May 2022. On November 2, 2015, $385,000,000 was drawn under the term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. On August 3, 2017, we repaid $65,000,000 of outstanding borrowings on our unsecured term loan facility. In connection with such paydown, we wrote off deferred loan costs of $601,000 and related accumulated amortization of $193,000, a proportionate amount to the borrowings being repaid. Additionally, on November 29, 2017, we repaid $150,000,000 of outstanding borrowings on our unsecured term loan facility. In connection with such paydown, we wrote off deferred loan costs of $1,387,000 and related accumulated amortization of $512,000, a proportionate amount to the borrowings being repaid. At December 31, 2017, $170,000,000 was outstanding under the term loan facility and the variable interest rate was 2.96%. The interest rate of the term loan facility was effectively converted to a fixed rate of 3.16% through interest rate swaps that converted the interest rate on the first $170,000,000 of our one-month LIBOR indexed variable rate borrowings to a fixed rate. On October 30, 2018, we repaid and terminated the $170,000,000 of outstanding borrowings on our unsecured term loan facility using proceeds from our new revolving credit facility (as described below). In connection with such paydown and termination, we wrote off the remaining deferred loan costs of $1,872,000 and related accumulated amortization of $1,064,000.

In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. A portion of the net proceeds from the loans was used to repay outstanding balances under our unsecured credit facility and the remaining portion was used to repurchase shares of our Common Stock in a private repurchase in September 2016. On September 21, 2017, in connection with the sale of an office property in Los Angeles, California, such mortgage loan with an outstanding principal balance of $21,700,000, collateralized by such property, was assumed by the buyer. On March 1, 2019, such mortgage loans that had an aggregate outstanding principal balance of $205,500,000 at such time, were defeased in connection with the sale of the related properties. On March 14, 2019, in connection with the sale of an office property in San Francisco, California, such mortgage loan with an outstanding principal balance of $28,200,000 at such time, was assumed by the buyer.

On May 30, 2018, we completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $38,200,000 of unguaranteed SBA 7(a) loan-backed notes. The securitization uses a trust formed for the benefit of the note holders (the "Trust") which is considered a variable interest entity ("VIE"). Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 810, Consolidation, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. The SBA 7(a) loan-backed notes are collateralized solely by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable.  The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of our collateralized SBA 7(a) loans, we estimate the weighted average life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%.  We reflect the SBA 7(a) loans receivable as assets on our consolidated balance sheet and the SBA 7(a) loan-backed notes as debt on our consolidated balance sheet. The Company has restricted cash of $3,174,000 held in trust for the benefit of the Trust included in restricted cash on our consolidated balance sheet.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

In October 2018, CIM Commercial entered into a revolving credit facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $250,000,000, subject to a borrowing base calculation. The revolving credit facility is secured by deeds of trust on certain properties. Outstanding advances under the revolving credit facility bear interest at (i) the base rate plus 0.55% or (ii) LIBOR plus 1.55%. At December 31, 2018, the variable interest rate was 4.07%. The interest rate on $120,000,000 of one-month LIBOR indexed variable rate borrowings was effectively converted to a fixed rate of 3.11% through interest rate swaps. The revolving credit facility is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions. We expect the revolving credit facility to remain in place following the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock. On October 30, 2018, we borrowed $170,000,000 on this facility to repay outstanding borrowings on our unsecured term loan facility. On December 28, 2018, we repaid $40,000,000 of outstanding borrowings on our revolving credit facility and we terminated one interest rate swap with a notional value of $50,000,000 (Note 13). Such swap was in the money at the time of its termination and we received a payment, net of fees, of $684,000, which is included in interest expense on our consolidated statement of operations for the year ended December 31, 2018. At December 31, 2018, $130,000,000 was outstanding under the revolving credit facility and approximately $91,000,000 was available for future borrowings. Subsequent to December 31, 2018, we repaid the $130,000,000 of outstanding borrowings on our revolving credit facility using cash on hand and net proceeds from the 2019 asset sales (Note 3), and we terminated our two remaining interest rate swaps, which had an aggregate notional value of $120,000,000 (Note 13).

At December 31, 2018 and 2017, we were in compliance with all of our respective financial covenants under the unsecured credit and term loan facilities. The revolving credit facility is only subject to a borrowing base calculation that determines the amount that we can borrow.

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

On March 1, 2019, in connection with the sale of an office property in Washington, D.C., we paid off the related mortgage loan with an outstanding principal balance of $46,000,000 at such time, using proceeds from the sale. Additionally, we paid a prepayment penalty of $5,326,000 in connection with the prepayment of this mortgage.

At December 31, 2018 and 2017, accrued interest and unused commitment fees payable of $1,574,000 and $2,098,000, respectively, are included in accounts payable and accrued expenses.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

Future principal payments on our debt (face value) at December 31, 2018 are as follows:

Years Ending December 31,	Mortgages Payable (1)	Secured Borrowings Principal (2)	Other (2) (3)	Total
	(in thousands)
2019	$—	$574	$2,327	$2,901
2020	—	604	2,382	2,986
2021	—	636	2,445	3,081
2022	679	669	132,510	133,858
2023	773	704	2,583	4,060
Thereafter	386,648	12,578	48,592	447,818
	$388,100	$15,765	$190,839	$594,704

(1)
Excludes the future principal payments for 260 Townsend Street's mortgage, which is classified as liabilities associated with assets held for sale on our consolidated balance sheet at December 31, 2018 (Note 3).

(2)
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

(3)	Represents the junior subordinated notes, SBA 7(a) loan-backed notes, and revolving credit facility.

9.  STOCK-BASED COMPENSATION PLANS

Restricted Shares—A summary of our restricted shares as of December 31, 2018, 2017 and 2016 and the changes during the years ended is as follows:

	2018
		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
Balance, January 1	9,585	$15.65
Granted	10,134	$14.80
Vested	(9,585)	$15.65
Balance, December 31	10,134	$14.80

	2017
		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
Balance, January 1	10,844	$18.75
Granted	9,585	$15.65
Vested	(10,844)	$18.75
Balance, December 31	9,585	$15.65

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

	2016
		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
Balance, January 1	8,002	$18.27
Granted	10,176	$18.87
Vested	(7,334)	$18.10
Balance, December 31	10,844	$18.75

In April 2015, we granted awards of 2,000 restricted shares of Common Stock to each of the independent members of the Board of Directors (6,000 in aggregate) under the 2015 Equity Incentive Plan, which fully vested in April 2016 based on one year of continuous service. In May 2016, we granted awards of 3,392 restricted shares of Common Stock to each of the independent members of the Board of Directors (10,176 in aggregate) under the 2015 Equity Incentive Plan, which fully vested in May 2017 based on one year of continuous service. In June 2017, we granted awards of 3,195 restricted shares of Common Stock to each of the independent members of the Board of Directors (9,585 in aggregate) under the 2015 Equity Incentive Plan, which fully vested in June 2018 based on one year of continuous service. In May 2018, we granted awards of 3,378 restricted shares of Common Stock to each of the independent members of the Board of Directors (10,134 in aggregate) under the 2015 Equity Incentive Plan, which vest after one year of continuous service. Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period. We recorded compensation expense of $162,000, $153,000 and $155,000 for the years ended December 31, 2018, 2017 and 2016, respectively, related to these restricted shares of Common Stock.

We issued to two of our executive officers an aggregate of 2,000 restricted shares of Common Stock on May 6, 2014, which fully vested in May 2016, and an aggregate of 2,000 shares of Common Stock on March 6, 2015, which fully vested in March 2017. The restricted shares of Common Stock vested based on two years of continuous service with one-third of the shares of Common Stock vesting immediately upon issuance and one-third vesting at the end of each of the next two years from the date of issuance. Compensation expense related to these restricted shares of Common Stock was recognized over the vesting period. We recognized compensation expense of $0, $1,000 and $9,000 for the years ended December 31, 2018, 2017 and 2016, respectively, related to these restricted shares of Common Stock.

As of December 31, 2018, there was $49,000 of total unrecognized compensation expense related to shares of Common Stock which will be recognized over the next year. The estimated fair value of restricted shares vested during 2018, 2017 and 2016 was $150,000, $203,000 and $133,000, respectively.

10.  EARNINGS PER SHARE ("EPS")

The computations of basic EPS are based on our weighted average shares outstanding. The basic weighted average shares of Common Stock outstanding were 43,792,000, 69,062,000 and 91,328,000 for the years ended December 31, 2018, 2017 and 2016, respectively. For the year ended December 31, 2017, the diluted weighted average shares of Common Stock outstanding were increased by 8,000 shares to reflect the dilutive effect of our Series A Preferred Stock. The computations of diluted EPS do not include outstanding Series A Preferred Warrants for the years ended December 31, 2018, 2017 and 2016; outstanding shares of Series A Preferred Stock for the years ended December 31, 2018 and 2016; and the series L Preferred Stock for the years ended December 31, 2018 and 2017 because their impact was deemed to be anti-dilutive. No shares of Series L Preferred Stock were outstanding during the year ended December 31, 2016.

EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS for the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

The following table reconciles the numerator and denominator used in computing our basic and diluted per-share amounts for net (loss) income attributable to common stockholders for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share amounts)
Numerator:
Net income from continuing operations	$1,142	$379,758	$30,712
Net income attributable to noncontrolling interests	(21)	(21)	(18)
Redeemable preferred stock dividends accumulated	1,436	(1,436)	—
Redeemable preferred stock dividends declared	(16,859)	(490)	(9)
Redeemable preferred stock redemptions	4	2	—
Basic net (loss) income from continuing operations attributable to common stockholders	(14,298)	377,813	30,685
Redeemable preferred stock dividends declared on dilutive shares	—	9	—
Diluted net (loss) income from continuing operations attributable to common stockholders	(14,298)	377,822	30,685

Net income from discontinued operations	—	—	3,853

Basic net (loss) income attributable to common stockholders	$(14,298)	$377,813	$34,538
Diluted net (loss) income attributable to common stockholders	$(14,298)	$377,822	$34,538

Denominator:
Basic weighted average shares of common stock outstanding	43,792	69,062	91,328
Effect of dilutive securities—contingently issuable shares	—	8	—
Diluted weighted average shares and common stock equivalents outstanding	43,792	69,070	91,328

Basic and diluted net (loss) income attributable to common stockholders per share:
Continuing operations	$(0.33)	$5.47	$0.34
Discontinued operations	$—	$—	$0.04
Net (loss) income	$(0.33)	$5.47	$0.38

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

11.  REDEEMABLE PREFERRED STOCK

Series A Preferred Stock—We have an effective registration statement with the Securities and Exchange Commission (the "SEC") with respect to the offer and sale of up to $900,000,000 of units (collectively, the "Series A Preferred Units"), with each unit consisting of (i) one share of Series A Preferred Stock, par value $0.001 per share, of the Company (collectively, the "Series A Preferred Stock") with an initial stated value of $25.00 per share (the "Series A Preferred Stock Stated Value"), subject to adjustment, and (ii) one warrant (collectively, the "Series A Preferred Warrants") to purchase 0.25 of a share of Common Stock (Note 12). The registration statement allows us to sell up to a maximum of 36,000,000 Series A Preferred Units. Our Series A Preferred Stock ranks senior to our Common Stock with respect to payment of dividends and distributions of amounts upon liquidation, dissolution or winding up. Proceeds and expenses from the sale of the Series A Preferred Units are allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance.

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

As of December 31, 2018, we had issued 2,853,555 Series A Preferred Units and received gross proceeds of $71,339,000 ($71,041,000 of which were allocated to the Series A Preferred Stock and the remaining $298,000 were allocated to the Series A Preferred Warrants). In connection with such issuance, costs specifically identifiable to the offering of Series A Preferred Units, such as commissions, dealer manager fees and other offering fees and expenses, totaled $5,651,000 ($5,558,000 of which were allocated to the Series A Preferred Stock and the remaining $93,000 were allocated to the Series A Preferred Warrants). In addition, as of December 31, 2018, non issuance specific costs related to this offering totaled $4,568,000. As of December 31, 2018, we have reclassified and allocated $354,000 and $1,000 from deferred rent receivable and charges to Series A Preferred Stock and Series A Preferred Warrants, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the number of Series A Preferred Units issued during the period relative to the maximum number of Series A Preferred Units expected to be issued under the offering. As of December 31, 2018, 6,405 shares of Series A Preferred Stock have been redeemed. In December 2017, we received a request to redeem 600 shares of Series A Preferred Stock, which were redeemed on January 3, 2018. As of December 31, 2017, such shares are included in accounts payable and accrued expenses on our consolidated balance sheet.

On the first anniversary of the date of original issuance of a particular share of Series A Preferred Stock, we reclassify such a share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of December 31, 2018, we have reclassified an aggregate of $29,304,000 in net proceeds from temporary equity to permanent equity.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

Holders of Series A Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter). Dividends on each share of Series A Preferred Stock begin accruing on, and are cumulative from, the date of issuance. Cash dividends declared on our Series A Preferred Stock for the years ended December 31, 2018 and 2017 consist of the following:

Declaration Date	Payment Date	Number of Shares	Cash Dividends Declared
			(in thousands)
December 4, 2018	January 15, 2019	2,847,150	$890
August 22, 2018	October 15, 2018	2,457,119	$769
June 4, 2018	July 16, 2018	2,149,863	$662
March 6, 2018	April 16, 2018	1,674,841	$493
December 6, 2017	January 16, 2018	1,285,304	$249
September 7, 2017	October 16, 2017	568,921	$138
June 12, 2017	July 17, 2017	308,775	$72
March 8, 2017	April 17, 2017	144,698	$31

On February 20, 2019, we declared a cash dividend of $0.34375 per share of our Series A Preferred Stock, or portion thereof for issuances during the period from January 1, 2019 to March 31, 2019, to be paid on April 15, 2019 to the holders of Series A Preferred Stock of record at the close of business on April 5, 2019.

Series L Preferred Stock—On November 21, 2017, we issued 8,080,740 shares of Series L Preferred Stock having an initial stated value of $28.37 per share (the "Series L Preferred Stock Stated Value"), subject to adjustment. We received gross proceeds of $229,251,000 from the sale of the Series L Preferred Stock, which was reduced by issuance specific offering costs, such as commissions, dealer manager fees, and other offering fees and expenses, totaling $15,928,000, a discount of $2,946,000, and non-issuance specific costs of $2,532,000. These fees have been recorded as a reduction to the gross proceeds in permanent equity.

Our Series L Preferred Stock ranks senior to our Common Stock with respect to distributions of amounts upon liquidation, dissolution or winding up and junior to our Series A Preferred Stock and Common Stock with respect to the payment of dividends. From and after the fifth anniversary of the date of original issuance of the Series L Preferred Stock, each holder will have the right to require the Company to redeem, and the Company will also have the option to redeem (subject to certain conditions), such shares of Series L Preferred Stock at a redemption price equal to the Series L Preferred Stock Stated Value, plus, provided certain conditions are met, all accrued and unpaid distributions. Notwithstanding the foregoing, a holder of shares of our Series L Preferred Stock may require us to redeem such shares at any time prior to the fifth anniversary of the date of original issuance of the Series L Preferred Stock if (1) we do not declare and pay in full the distribution on the Series L Preferred Stock for any annual period prior to such fifth anniversary (provided that the first distribution on the Series L Preferred Stock was paid in January 2019) or (2) we do not declare and pay all accrued and unpaid distributions on the Series L Preferred Stock for all past dividend periods prior to the applicable holder redemption date. The applicable redemption price payable upon redemption of any Series L Preferred Stock will be made, in the Company's sole discretion, in the form of (A)  cash in ILS at the then-current currency exchange rate determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, (B) in equal value through the issuance of shares of Common Stock, with the value of such Common Stock to be deemed the lower of (i) the NAV per share of our Common Stock as most recently published by the Company as of the effective date of redemption and (ii) the volume-weighted average price of our Common Stock, determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, or (C) in a combination of cash in ILS and our Common Stock, based on the conversion mechanisms set forth in (A) and (B), respectively. As of December 31, 2018, no shares of Series L Preferred Stock have been redeemed.

Holders of Series L Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series L Preferred Stock at an annual rate of 5.5% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year). Dividends on each share of Series L Preferred Stock begin accruing on, and are cumulative from, the date of issuance. Cash dividends on shares of Series L Preferred Stock are paid annually, with the first distribution paid in January 2019 for the period from the date

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

of issuance through December 31, 2018. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.0% per year, up to a maximum rate of 8.5%. Cash dividends declared on our Series L Preferred Stock for the year ended December 31, 2018 consists of the following:

			Cash Dividends
Declaration Date	Payment Date	Number of Shares	Declared
			(in thousands)
December 4, 2018	January 17, 2019	8,080,740	$14,045 (1)

(1)    Includes $1,436,000, which represents a prorated cash dividend from November 20, 2017 to December 31, 2017. For the year ended December 31, 2017, the accumulated dividends of $1,436,000 are included in the numerator for purposes of calculating basic and diluted net income (loss) attributable to common stockholders per share (Note 10).

Until the fifth anniversary of the date of original issuance of our Series L Preferred Stock, we are prohibited from issuing any shares of preferred stock ranking senior to or on parity with the Series L Preferred Stock with respect to the payment of dividends, other distributions, liquidation, and or dissolution or winding up of the Company unless the Minimum Fixed Charge Coverage Ratio, calculated in accordance with the Articles Supplementary describing the Series L Preferred Stock, is equal to or greater than 1.25:1.00. At December 31, 2018 and 2017, we were in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio.

12.  STOCKHOLDERS' EQUITY

Dividends

Cash dividends per share of Common Stock declared during the years ended December 31, 2018 and 2017 consist of the following:

Declaration Date	Payment Date	Type	Cash Dividend Per Common Share
December 4, 2018	December 27, 2018	Regular Quarterly	$0.12500
August 22, 2018	September 25, 2018	Regular Quarterly	$0.12500
June 4, 2018	June 28, 2018	Regular Quarterly	$0.12500
March 6, 2018	March 29, 2018	Regular Quarterly	$0.12500
December 18, 2017	January 11, 2018	Special Cash	$0.73000
December 6, 2017	December 28, 2017	Regular Quarterly	$0.12500
September 7, 2017	September 25, 2017	Regular Quarterly	$0.12500
June 12, 2017	June 27, 2017	Special Cash	$1.98000
June 12, 2017	June 27, 2017	Regular Quarterly	$0.12500
April 5, 2017	April 24, 2017	Special Cash	$0.28000
March 8, 2017	March 27, 2017	Regular Quarterly	$0.21875

On February 20, 2019, we declared a cash dividend of $0.12500 per share of our Common Stock, to be paid on March 25, 2019 to stockholders of record at the close of business on March 6, 2019.

We declared the special cash dividends detailed below to allow the common stockholders that did not participate in the share repurchases as described below to receive the economic benefit of such repurchases. Urban Partners II, LLC ("Urban II"), a fund managed by an affiliate of CIM Group, the Administrator and the Operator (each as defined in Note 15), and an affiliate of CIM REIT and CIM Urban, waived its right to receive these special cash dividends.

On April 5, 2017, we declared a special cash dividend of $0.28 per share of Common Stock, or $601,000 in the aggregate, that was paid on April 24, 2017 to stockholders of record on April 17, 2017.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

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

Series A Preferred Warrants

Each Series A Preferred Unit consists of (i) one share of Series A Preferred Stock (Note 11) and (ii) one Series A Preferred Warrant (Note 11) which allows the holder to purchase 0.25 of a share of Common Stock. The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. The exercise price of each Series A Preferred Warrant is at a 15.0% premium to the per share estimated net asset value of our Common Stock (as most recently published and designated as the Applicable NAV by us at the time of each issuance of Series A Preferred Warrants).

Proceeds and expenses from the sale of the Series A Preferred Units are allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of December 31, 2018, we had issued 2,853,555 Series A Preferred Warrants in connection with our offering of Series A Preferred Units and allocated net proceeds of $204,000, after specifically identifiable offering costs and allocated general offering costs, to the Series A Preferred Warrants in permanent equity.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Hedges of Interest Rate Risk
In order to manage financing costs and interest rate exposure related to the one-month LIBOR indexed variable rate borrowings, on August 13, 2015, we entered into ten interest rate swap agreements with multiple counterparties totaling $385,000,000 of notional value. These swap agreements became effective on November 2, 2015. On August 3, 2017, we repaid $65,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated three interest rate swaps with an aggregate notional value of $65,000,000. In connection with such termination, we reclassified $8,000 related to the associated interest rate swaps from accumulated other comprehensive income to interest expense on our consolidated statement of operations for the year ended December 31, 2017. In addition, we incurred a termination fee of $38,000, which is included in interest expense on our consolidated statement of operations for the year ended December 31, 2017. On November 29, 2017, we repaid $150,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated four interest rate swaps with an aggregate notional value of $150,000,000. In connection with such termination, we reclassified $926,000 related to the associated interest rate swaps from accumulated other comprehensive income to interest expense on our consolidated statement of operations for the year ended December 31, 2017. Such swaps were in the money at the time of their termination and we received termination payments, net of fees, of $1,011,000, which are included in interest expense on our consolidated statement of operations for the year ended December 31, 2017. On December 28, 2018, we repaid $40,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated one interest rate swap with a notional value of $50,000,000. Such swap was in the money at the time of its termination and we received a termination payment, net of fees, of $684,000, which is included in interest expense on our consolidated statement of operations for the year ended December 31, 2018. Subsequent to December 31, 2018, we repaid $130,000,000 of outstanding one-month LIBOR indexed variable rate borrowings (Note 8) and we terminated our two remaining interest rate swaps with an aggregate notional value of $120,000,000. Such swaps were in the money at the time of their termination and we received a termination payment, net of fees, of $1,302,000, which was recorded as a decrease to interest expense on our consolidated statement of operations at such time.
Each of our interest rate swap agreements initially met the criteria for cash flow hedge accounting treatment and we had designated the interest rate swap agreements as cash flow hedges of the risk of variability attributable to changes in the one-month LIBOR. Accordingly, the interest rate swaps were recorded on the consolidated balance sheets at fair value, and prior to August 1, 2018, the changes in the fair value of the swaps were recorded in OCI and reclassified to earnings as an adjustment to interest expense as interest becomes receivable or payable (Note 2). On July 31, 2018, we determined the hedged forecasted transaction was no longer probable of occurring so all subsequent changes in the fair value of our interest rate swaps will be included in interest expense on our consolidated statements of operations. The balance in AOCI as of July 31, 2018 is reclassified to earnings as an adjustment to interest expense on our consolidated statements of operations as the originally designated forecasted transaction affects earnings. For the year ended December 31, 2018, $1,552,000 was reclassified from AOCI and decreased interest expense on our consolidated statements of operations. Beginning on August 1, 2018, changes in the fair value of the swaps are recorded in interest expense on our consolidated statements of operations. For the year ended December 31, 2018, $1,728,000 is included as an increase in interest expense on our consolidated statements of operations related to the change in the fair value of our interest rate swaps. We do not expect any significant losses from counterparty defaults related to our swap agreements. Subsequent to December 31, 2018, the fair value of our two remaining interest rate swaps, which at such time was $1,421,000, was reclassified to earnings as an increase to interest expense on our consolidated statement of operations in connection with the termination of such swaps.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

Summary of Derivatives

The following table sets forth the key terms of our interest rate swap contracts:

Number of Interest Rate Swaps (1) (2)	Total Notional Amount	Fixed Rates	Floating Rate Index	Effective Date	Expiration Date
	(in thousands)
2	$120,000	1.562% - 1.565%	One-Month LIBOR	11/2/2015	5/8/2020

(1)	See Note 14 for our fair value disclosures. Subsequent to December 31, 2018, these interest rate swaps were terminated.

(2)	Our interest rate swaps are not subject to master netting arrangements.

These swaps hedge the risk of the variability in the future cash flows of our one-month LIBOR indexed variable rate interest payments by fixing the rate until May 8, 2020 at a weighted average rate of 1.563% plus the credit spread, which was 1.55% and 1.60% at December 31, 2018 and 2017, respectively, or an all-in rate of 3.11% and 3.16%, respectively.

Credit-Risk-Related Contingent Features

Each of our interest rate swap agreements contains a provision under which we could also be declared in default under such agreements if we default on the revolving credit facility or if we defaulted on the term loan facility. As of December 31, 2018 and 2017, there have been no events of default under our interest rate swap agreements.

Impact of Hedges on AOCI and Consolidated Statements of Operations

The changes in the balance of each component of AOCI related to our interest rate swaps designated as cash flow hedges are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Accumulated other comprehensive income (loss), at beginning of period	$1,631	$(509)	$(2,519)
Other comprehensive income (loss) before reclassifications	1,973	361	(2,227)
Amounts reclassified (to) from accumulated other comprehensive income (loss) (1)	(1,798)	1,779	4,237
Net current period other comprehensive income	175	2,140	2,010
Accumulated other comprehensive income (loss), at end of period	$1,806	$1,631	$(509)

(1)	The amounts from AOCI are reclassified as a (decrease) increase to interest expense in the statements of operations.

Future Reclassifications from AOCI

As of July 31, 2018, the hedged forecasted transaction was no longer probable of occurring so the interest rate swaps were no longer eligible for hedge accounting and all future changes in fair value of the interest rate swaps were recorded in interest expense on our consolidated statements of operations and no amounts will be deferred into AOCI. The balance in AOCI as of July 31, 2018 is reclassified to earnings as an adjustment to interest expense on our consolidated statements of operations as the originally designated forecasted transaction affects earnings. Subsequent to December 31, 2018, the remaining balance in AOCI, which at such time was $1,580,000, was reclassified to earnings as a decrease to interest expense on our consolidated statement of operations in connection with the termination of our two remaining interest rate swaps.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Our derivative financial instruments (Note 13) are measured at fair value on a recurring basis and are presented on our consolidated balance sheets at fair value, on a gross basis, excluding accrued interest. The table below presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets:

	December 31,			Balance Sheet
	2018	2017	Level	Location
	(in thousands)
Assets:
Interest rate swaps	$1,630	$1,631	2	Other assets

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

The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on our consolidated balance sheets are as follows:

	December 31, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Level
	(in thousands)
Assets:
SBA 7(a) loans receivable, subject to loan-backed notes	$37,031	$38,357	$—	$—	3
SBA 7(a) loans receivable, subject to credit risk	29,748	30,630	58,904	61,277	3
SBA 7(a) loans receivable, subject to secured borrowings	16,469	16,706	21,728	22,157	3
Commercial mortgage loans receivable	—	—	424	424	3
Liabilities:
Mortgages payable (1)	386,923	377,364	414,760	413,819	3
Junior subordinated notes	25,215	24,462	25,133	24,162	3

(1)
The December 31, 2018 carrying amount and estimated fair value of mortgages payable excludes one mortgage loan that has been classified as liabilities associated with assets held for sale on our consolidated balance sheet at December 31, 2018 (Notes 3 and 8).

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

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

The carrying amounts of our secured borrowings—government guaranteed loans, SBA 7(a) loan-backed notes and credit and term loan facilities approximate their fair values, as the interest rates on these securities are variable and approximate current market interest rates.

SBA 7(a) Loans Receivable, Subject to Loan-Backed Notes—These loans receivable represent the unguaranteed portions of loans originated under the SBA 7(a) Program which were transferred to a trust and are held as collateral in connection with a securitization transaction. The proceeds from the transfer have been recorded as SBA 7(a) loan-backed notes payable. In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions. At December 31, 2018, our assumptions included discount rates ranging from 6.75% to 9.25% and prepayment rates ranging from 9.59% to 17.50%.

SBA 7(a) Loans Receivable, Subject to Credit Risk and Commercial Mortgage Loans Receivable—Loans receivable were initially recorded at estimated fair value at the Acquisition Date.  Loans receivable originated subsequent to the Acquisition Date are recorded at cost upon origination and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions. At December 31, 2018, our assumptions included discount rates ranging from 6.75% to 9.75% and prepayment rates ranging from 4.91% to 17.50%. At December 31, 2017, our assumptions included discount rates ranging from 6.25% to 9.00% and prepayment rates ranging from 7.30% to 17.50%.

SBA 7(a) Loans Receivable, Subject to Secured Borrowings—These loans receivable represent the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans.  There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.  In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows taking into consideration the lack of credit risk. At December 31, 2018, our assumptions included discount rates ranging from 8.75% to 9.50% and prepayment rates ranging from 10.29% to 17.50%. At December 31, 2017, our assumptions included prepayment rates ranging from 15.50% to 17.50%.

Mortgages Payable—The fair values of mortgages payable are estimated based on current interest rates available for debt instruments with similar terms. The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 4.62% to 4.64% and 4.15% to 4.28% at December 31, 2018 and 2017, respectively.

Junior Subordinated Notes—The fair value of the junior subordinated notes is estimated based on current interest rates available for debt instruments with similar terms.  Discounted cash flow analysis is generally used to estimate the fair value of our junior subordinated notes.  The rate used was 7.05% and 5.94% at December 31, 2018 and 2017, respectively.

15.   RELATED PARTY TRANSACTIONS

Asset Management and Other Fees to Related Parties

In December 2015, CIM Urban and CIM Investment Advisors, LLC, an affiliate of CIM REIT and CIM Group, entered into an investment management agreement, pursuant to which CIM Urban engaged CIM Investment Advisors, LLC to provide certain services to CIM Urban (the “Investment Management Agreement”). CIM Investment Advisors, LLC changed its name to CIM Capital, LLC in December 2018, and, on January 1, 2019, assigned its duties under the Investment Management Agreement to its four wholly-owned subsidiaries: CIM Capital Securities Management, LLC, a securities manager, CIM Capital RE Debt Management, LLC, a debt manager, CIM Capital Controlled Company Management, LLC, a controlled company manager, and CIM Capital Real Property Management, LLC, a real property manager. The "Operator" refers to CIM Investment Advisors, LLC from December 10, 2015 to December 31, 2018 and to CIM Capital, LLC and its four wholly-owned subsidiaries on and after January 1, 2019.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

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

The Operator earned asset management fees of $17,880,000, $22,229,000 and $25,753,000 for the years ended December 31, 2018, 2017 and 2016, respectively.  At December 31, 2018 and 2017, asset management fees of $4,540,000 and $4,714,000, respectively, were due to the Operator.

CIM Management, Inc. and certain of its affiliates (collectively, the "CIM Management Entities"), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $4,365,000, $5,034,000 and $5,630,000 for the years ended December 31, 2018, 2017 and 2016, respectively.  CIM Urban also reimbursed the CIM Management Entities $6,065,000, $8,465,000 and $8,630,000 during the years ended December 31, 2018, 2017 and 2016, respectively, for onsite management costs incurred on behalf of CIM Urban, which is included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $1,548,000, $982,000 and $2,522,000 for the years ended December 31, 2018, 2017, and 2016, respectively, which were capitalized to deferred charges. In addition, the CIM Management Entities earned construction management fees of $580,000, $1,654,000 and $942,000 for the years ended December 31, 2018, 2017 and 2016, respectively, which were capitalized to investments in real estate.

At December 31, 2018 and 2017, fees payable and expense reimbursements due to the CIM Management Entities of $3,202,000 and $2,986,000, respectively, are included in due to related parties. Also included in due to related parties as of December 31, 2018 and 2017, was $315,000 due to and $849,000 due from, respectively, the CIM Management Entities and certain of its affiliates.

On March 11, 2014, CIM Commercial and its subsidiaries entered into a master services agreement (the "Master Services Agreement") with CIM Service Provider, LLC (the "Administrator"), an affiliate of CIM Group, pursuant to which the Administrator has agreed to provide, or arrange for other service providers to provide, management and administration services to CIM Commercial and its subsidiaries. Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the administrator of Urban Partners GP, LLC. Under the Master Services Agreement, CIM Commercial pays a base service fee (the "Base Service Fee") to the Administrator initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. For the years ended December 31, 2018, 2017 and 2016, the Administrator earned a Base Service Fee of $1,079,000, $1,060,000 and $1,043,000, respectively. In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. During the years ended December 31, 2018, 2017 and 2016, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, and in 2018, operational and on-going support in connection with our offering of Series A Preferred Stock. The Administrator's compensation is based on the salaries and benefits of the employees of the Administrator and or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). For the years ended December 31, 2018, 2017 and 2016, we expensed $2,783,000, $3,065,000, and $3,120,000, respectively, for such services which are included in asset management and other fees to related parties. At December 31, 2018 and 2017, $1,490,000 and $1,963,000 was due to the Administrator, respectively, for such services.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

On January 1, 2015, we entered into a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC ("CIM SBA"), an affiliate of CIM Group, and our subsidiary, PMC Commercial Lending, LLC. The agreement provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing such personnel and resources. For the years ended December 31, 2018, 2017 and 2016, we incurred expenses related to services subject to reimbursement by us under this agreement of $2,445,000, $3,464,000 and $3,555,000, respectively, which are included in asset management and other fees to related parties for lending segment costs included in continuing operations, $264,000, $433,000 and $411,000, respectively, for corporate services, which are included in asset management and other fees to related parties, and $0, $0 and $550,000, respectively, which are included in discontinued operations. In addition, for the years ended December 31, 2018, 2017 and 2016, we deferred personnel costs of $330,000, $429,000 and $249,000, respectively, associated with services provided for originating loans. At December 31, 2018 and 2017, $1,347,000 and $0, respectively, was due to CIM SBA for costs and expenses of providing such personnel and resources.

On May 10, 2018, the Company executed a wholesaling agreement (the "Wholesaling Agreement") with International Assets Advisors, LLC ("IAA") and CCO Capital, LLC ("CCO Capital"). IAA is the exclusive dealer manager for the Company’s public offering of Series A Preferred Units. CCO Capital is a registered broker dealer and is under common control with the Operator and the Administrator. Under the Wholesaling Agreement, among other things, CCO Capital, in its capacity as the wholesaler for the offering, assists IAA with the sale of Series A Preferred Units. In exchange for CCO Capital’s services under the Wholesaling Agreement, IAA pays CCO Capital a fee equal to 2.75% of the selling price of each Series A Preferred Unit for which a sale is completed, reduced by any applicable fee reallowances payable to soliciting dealers pursuant to separate soliciting dealer agreements between IAA and soliciting dealers. The foregoing fee is reduced, and may be exceeded, by a fixed monthly payment by CCO Capital to IAA for IAA’s services in connection with periodic closings and settlements for the offering. As of December 31, 2018, $200,000 was included in deferred costs for CCO Capital fees, of which $138,000 is included in due to related parties.

Equity Transactions

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

Other

On October 1, 2015, an affiliate of CIM Group entered into a 5-year lease renewal with respect to a property owned by the Company, which lease was amended to a month-to-month term in February 2019. For each of the years ended December 31, 2018, 2017 and 2016, we recorded rental and other property income related to this tenant of $108,000.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

16.   COMMITMENTS AND CONTINGENCIES

Loan Commitments—Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments to fund loans were $8,405,000 at December 31, 2018 and are for prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

General—In connection with the ownership and operation of real estate properties, we have certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. CIM Commercial had a total of $27,181,000 in future obligations under leases to fund tenant improvements and other future construction obligations at December 31, 2018, which excludes $202,000 related to assets held for sale at December 31, 2018. At December 31, 2018, $12,478,000 was funded to reserve accounts included in restricted cash on our consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreements entered into in June 2016.

Employment Agreements—We have employment agreements with two of our officers. Pursuant to these employment agreements, we issued an aggregate of 76,423 shares of Common Stock under the 2015 Equity Incentive Plan as retention bonuses to these officers in January 2016 (as each executive was not entitled to any disability, death or severance payments on such date). These shares vested immediately. At December 31, 2018, there was no unrecognized compensation expense related to these awards. In addition, under certain circumstances, each of these employment agreements provides for (1) severance payment equal to the annual base salary paid to the officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual base salary paid to the officers.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

believes will have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

Rent Expense—Rent expense under a ground lease for a property that was sold in August 2017, which includes straight-line rent and amortization of acquired below-market ground lease, was $0, $1,168,000 and $1,752,000 the years ended December 31, 2018, 2017 and 2016, respectively.

We lease office space in Dallas, Texas under a lease which expires in May 2020. We recorded rent expense of $253,000, $228,000 and $226,000, for the years ended December 31, 2018, 2017 and 2016, respectively.

At December 31, 2018, our scheduled future noncancelable minimum lease payments were $256,000 and $106,000 for the years ending December 31, 2019 and 2020, respectively.

17.   FUTURE MINIMUM LEASE RENTALS

Future minimum rental revenue under long-term operating leases at December 31, 2018, excluding tenant reimbursements of certain costs, are as follows:

	Governmental	Other
Years Ending December 31,	Tenants (1)	Tenants (1)	Total
	(in thousands)
2019	$38,652	$93,958	$132,610
2020	37,954	87,354	125,308
2021	26,894	71,626	98,520
2022	15,919	65,886	81,805
2023	14,339	49,827	64,166
Thereafter	29,263	129,991	159,254
	$163,021	$498,642	$661,663

(1)	Excludes future minimum rental revenue of 260 Townsend Street, which is classified as held for sale on our consolidated balance sheet at December 31, 2018 (Note 3).

18.  CONCENTRATIONS

Tenant Revenue Concentrations—Rental revenue, excluding tenant reimbursements of certain costs, from the U.S. General Services Administration and other government agencies (collectively, "Governmental Tenants"), which primarily occupied properties located in Washington, D.C., accounted for approximately 19.7%, 21.2% and 19.8% of our rental and other property income and hotel income for the years ended December 31, 2018, 2017 and 2016, respectively.  At December 31, 2018 and 2017, $2,899,000 and $5,130,000, respectively, was due from Governmental Tenants (Note 17).
Rental revenue, excluding tenant reimbursements of certain costs, from Kaiser Foundation Health Plan, Incorporated ("Kaiser"), which occupied space in two of our Oakland, California properties, accounted for approximately 10.2%, 8.7% and 7.1% of our rental and other property income and hotel income for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018 and 2017, $331,000 and $91,000, respectively, was due from Kaiser.
Geographical Concentrations of Investments in Real Estate—As of December 31, 2018, 2017 and 2016, we owned 16, 15 and 20 office properties, respectively; zero, zero and five multifamily properties, respectively; one hotel property; two, two and three parking garages, respectively; and two development sites, one of which is being used as a parking lot. As of December 31, 2018, 2017 and 2016, these properties were located in two, two and four states, respectively, and Washington, D.C.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

Our revenue concentrations from properties are as follows:

	Year Ended December 31,
	2018	2017	2016
California	76.1%	63.2%	63.4%
Washington, D.C.	20.6	25.1	21.3
Texas	3.3	6.9	8.2
North Carolina	—	3.1	5.2
New York	—	1.7	1.9
	100.0%	100.0%	100.0%

Our real estate investments concentrations from properties are as follows:

	December 31,
	2018	2017
California (1)	70.6%	66.4%
Washington, D.C.	27.2	31.2
Texas	2.2	2.4
	100.0%	100.0%

(1)	Includes the assets of 260 Townsend Street, which is classified as held for sale on our consolidated balance sheet at December 31, 2018 (Note 3).

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

The provision for income taxes results in effective tax rates that differ from federal and state statutory rates.  A reconciliation of the provision for income tax attributable to the TRSs' income from continuing operations computed at federal statutory rates to the income tax provision reported in the financial statements is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Income from continuing operations before income taxes for TRSs	$4,962	$4,878	$5,684

Expected federal income tax provision	$1,042	$1,658	$1,933
State income taxes	35	27	21
Change in valuation allowance	—	(37)	(1,443)
Other	(152)	(272)	1,135
Income tax provision	$925	$1,376	$1,646

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

The components of our net deferred tax asset, which are included in other assets, are as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating losses	$37	$39
Secured borrowings—government guaranteed loans	198	308
Other	185	111
Total gross deferred tax assets	420	458
Valuation allowance	(38)	(26)
	382	432
Deferred tax liabilities:
Loans receivable	(255)	(333)
	(255)	(333)
Deferred tax asset, net	$127	$99

The net operating loss carryforwards at December 31, 2018 and 2017 were generated by TRSs and are available to offset future taxable income of these TRSs. The net operating loss carryforwards expire from 2026 to 2033.

The periods subject to examination for our federal and state income tax returns are 2015 through 2018. As of December 31, 2018 and 2017, no reserves for uncertain tax positions have been established and we do not anticipate any material changes in the amount of unrecognized tax benefits recorded to occur within the next 12 months.

The Tax Cuts and Jobs Act of 2017, signed into law in late December 2017, made sweeping changes to provisions of the Code applicable to businesses. Management has reviewed these statutory changes and determined that the impact to our consolidated financial statements is not material.

20.   SEGMENT DISCLOSURE

In accordance with ASC Topic 280, Segment Reporting, our reportable segments during the year ended December 31, 2018 consist of two types of commercial real estate properties, namely, office and hotel, as well as a segment for our lending business. Our reportable segments during the years ended December 31, 2017 and 2016 consist of three types of commercial real estate properties, namely, office, hotel and multifamily, as well as a segment for our lending business that is included in our continuing operations. The lending business that was sold during the year ended December 31, 2016, which was included in assets held for sale at December 31, 2015, is not included in our reportable segments. Management internally evaluates the operating performance and financial results of the segments based on net operating income. We also have certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in Note 2.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

The net operating income of our segments included in continuing operations for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Office:
Revenues	$148,065	$174,004	$187,435
Property expenses:
Operating	54,908	68,801	81,217
General and administrative	2,350	981	1,234
Total property expenses	57,258	69,782	82,451
Segment net operating income—office	90,807	104,222	104,984
Hotel:
Revenues	38,789	38,585	48,379
Property expenses:
Operating	25,263	25,059	32,177
General and administrative	32	77	282
Total property expenses	25,295	25,136	32,459
Segment net operating income—hotel	13,494	13,449	15,920
Multifamily:
Revenues	—	13,566	20,303
Property expenses:
Operating	—	7,725	11,309
General and administrative	—	393	1,048
Total property expenses	—	8,118	12,357
Segment net operating income—multifamily	—	5,448	7,946
Lending:
Revenues	10,870	10,221	9,814
Lending expenses:
Interest expense	1,412	414	537
Fees to related party	2,445	3,464	3,555
General and administrative	1,857	1,010	1,166
Total lending expenses	5,714	4,888	5,258
Segment net operating income—lending	5,156	5,333	4,556
Total segment net operating income	$109,457	$128,452	$133,406

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

A reconciliation of our segment net operating income to net income attributable to the Company for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Total segment net operating income	$109,457	$128,452	$133,406
Asset management and other fees to related parties	(22,006)	(26,787)	(30,327)
Interest expense	(26,290)	(35,924)	(33,848)
General and administrative	(4,928)	(3,018)	(4,231)
Transaction costs	(938)	(11,862)	(340)
Depreciation and amortization	(53,228)	(58,364)	(71,968)
Impairment of real estate	—	(13,100)	—
Gain on sale of real estate	—	401,737	39,666
Income from continuing operations before provision for income taxes	2,067	381,134	32,358
Provision for income taxes	(925)	(1,376)	(1,646)
Net income from continuing operations	1,142	379,758	30,712
Discontinued operations:
Income from operations of assets held for sale	—	—	3,853
Gain on disposition of assets held for sale	—	—	—
Net income from discontinued operations	—	—	3,853
Net income	1,142	379,758	34,565
Net income attributable to noncontrolling interests	(21)	(21)	(18)
Net income attributable to the Company	$1,121	$379,737	$34,547

The condensed assets for each of the segments as of December 31, 2018 and 2017, along with capital expenditures and loan originations for the years ended December 31, 2018, 2017, and 2016 are as follows:

	December 31,
	2018	2017
	(in thousands)
Condensed assets:
Office (1)	$1,094,269	$997,808
Hotel	105,845	107,790
Lending	97,465	92,919
Multifamily	—	815
Non-segment assets	44,822	137,056
Total assets	$1,342,401	$1,336,388

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Capital expenditures (2):
Office	$12,669	$24,907	$30,563
Hotel	2,237	478	733
Multifamily	—	693	548
Total capital expenditures	14,906	26,078	31,844
Loan originations (3)	74,234	76,316	105,201
Total capital expenditures and loan originations	$89,140	$102,394	$137,045

(1)	Includes the assets of 260 Townsend Street, which is classified as held for sale on our consolidated balance sheet at December 31, 2018 (Note 3).

(2)	Represents additions and improvements to real estate investments, excluding acquisitions. Includes the activity for dispositions through their respective disposition dates.

(3)	For the year ended December 31, 2016, loan originations includes $966,000 of non-cash additions to commercial real estate loans for capitalized interest.

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of quarterly financial information for the year ended December 31, 2018:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
2018
Revenues from continuing operations	$48,398	$51,559	$47,640	$50,127
Net income (loss) from continuing operations	622	1,949	(529)	(900)
Net income (loss)	622	1,949	(529)	(900)
Net income (loss) attributable to the Company	618	1,937	(528)	(906)
Redeemable preferred stock dividends declared and accumulated	(3,645)	(3,814)	(3,921)	(4,043)
Redeemable preferred stock redemptions	1	1	1	1
Net loss attributable to common stockholders	(3,026)	(1,876)	(4,448)	(4,948)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE (1):
Continuing operations	$(0.07)	$(0.04)	$(0.10)	$(0.11)
Net loss	$(0.07)	$(0.04)	$(0.10)	$(0.11)
Weighted average shares of common stock outstanding - basic	43,785	43,791	43,795	43,795
Weighted average shares of common stock outstanding - diluted	43,785	43,791	43,795	43,795

(1)
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2018 and 2017
and for the Years Ended December 31, 2018, 2017 and 2016 (Continued)

The following is a summary of quarterly financial information for the year ended December 31, 2017:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands except per share amounts)
2017
Revenues from continuing operations	$66,949	$61,299	$55,384	$52,744
Gain on sale of real estate	187,734	116,283	74,715	23,005
Net income from continuing operations	193,935	91,372	72,391	22,060
Net income	193,935	91,372	72,391	22,060
Net income attributable to the Company	193,930	91,363	72,395	22,049
Redeemable preferred stock dividends declared and accumulated	(31)	(72)	(138)	(1,685)
Redeemable preferred stock redemptions	—	—	—	2
Net income attributable to common stockholders	193,899	91,291	72,257	20,366
BASIC AND DILUTED NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE (1):
Continuing operations	$2.31	$1.16	$1.25	$0.36
Net income	$2.31	$1.16	$1.25	$0.36
Weighted average shares of common stock outstanding - basic	84,048	78,871	57,876	55,885
Weighted average shares of common stock outstanding - diluted	84,048	78,871	57,876	55,917

(1)
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.

Schedule III—Real Estate and Accumulated Depreciation
December 31, 2018
(in thousands)

			Initial Cost		Net Improvements (Write-Offs) Since Acquisition	Gross Amount at Which Carried
Property Name, City and State	Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Acc. Deprec.	Year Built / Renovated	Year of Acquisition
Office
830 1st Street
Washington, D.C.	$46,000	(1)	$18,095	$62,017	$(1,106)	$18,095	$60,911	$79,006	$19,467	2002	2006
3601 S Congress Avenue
Austin, TX	—		9,569	18,593	3,257	9,569	21,850	31,419	7,834	1918/2001	2007
899 N Capitol Street
Washington, D.C.	—		34,641	84,466	15,492	34,641	99,958	134,599	33,368	1969-1973/1999 & 2011	2007
999 N Capitol Street
Washington, D.C.	—		32,221	86,526	14,654	32,221	101,180	133,401	34,159	1969-1973/1999 & 2011	2007
901 N Capitol Street
Washington, D.C.	—		27,117	—	4,333	27,117	4,333	31,450	1,483	N/A	2007
1333 Broadway
Oakland, CA	39,500		7,048	41,578	15,120	7,048	56,698	63,746	15,946	1972/1995	2008
1901 Harrison Street
Oakland, CA	42,500	(3)	3,838	68,106	10,308	3,838	78,414	82,252	25,646	1985	2008
2100 Franklin Street
Oakland, CA	80,000	(3)	4,277	34,033	10,200	4,277	44,233	48,510	16,374	2008	2008
2101 Webster Street
Oakland, CA	83,000	(3)	4,752	109,812	32,006	4,752	141,818	146,570	46,872	1984	2008
2353 Webster Street Parking Garage
Oakland, CA	—		—	9,138	27	—	9,165	9,165	2,353	1986	2008
1 Kaiser Plaza
Oakland, CA	97,100		9,261	113,619	18,224	9,261	131,843	141,104	39,832	1970/2008	2008
2 Kaiser Plaza Parking Lot
Oakland, CA	—		10,931	110	1,714	10,931	1,824	12,755	86	N/A	2015
11600 Wilshire Boulevard
Los Angeles, CA	—		3,477	18,522	2,266	3,477	20,788	24,265	5,133	1955	2010
11620 Wilshire Boulevard
Los Angeles, CA	—		7,672	51,999	8,690	7,672	60,689	68,361	15,583	1976	2010
4750 Wilshire Boulevard
Los Angeles, CA	—		16,633	28,985	105	16,633	29,090	45,723	4,073	1984/2014	2014
Lindblade Media Center
Los Angeles, CA	—		6,342	11,568	(2)	6,342	11,566	17,908	1,623	1930 & 1957 / 2010	2014
1130 Howard Street
San Francisco, CA	—		8,290	10,480	5	8,290	10,485	18,775	315	1930 / 2016 & 2017	2017
9460 Wilshire Boulevard
Los Angeles, CA	—		52,199	76,730	65	52,199	76,795	128,994	2,440	1959 / 2008	2018

Hotel
Sheraton Grand Hotel
Sacramento, CA	—		3,497	107,447	(1,934)	3,497	105,513	109,010	28,158	2001	2008
Sheraton Grand Hotel Parking & Retail
Sacramento, CA	—		6,550	10,996	77	6,550	11,073	17,623	2,954	2001	2008
	$388,100		$266,410	$944,725	$133,501	$266,410	$1,078,226	$1,344,636	$303,699

(1)	On March 1, 2019, in connection with the sale of this property, we paid off the related mortgage, which had an outstanding principal balance of $46,000,000 at such time, using proceeds from the sale.

(2)	These properties collateralize the revolving credit facility, which had a $130,000,000 outstanding balance as of December 31, 2018.

(3)	On March 1, 2019, these mortgage loans, which had an aggregate outstanding principal balance of $205,500,000 at such time, were defeased in connection with the sale of the related properties.

The aggregate gross cost of property included above for federal income tax purposes approximates $1,351,185,000 (unaudited) as of December 31, 2018.

The following table reconciles our investments in real estate from January 1, 2016 to December 31, 2018:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Investments in Real Estate
Balance, beginning of period	$1,228,780	$2,021,494	$2,061,372

Additions:
Improvements	14,906	26,078	31,844
Property acquisitions	128,928	18,770	—
Deductions:
Assets held for sale	(24,832)	—	—
Asset sales	—	(815,357)	(61,801)
Impairment	—	(13,100)	—
Retirements	(3,146)	(9,105)	(9,921)
Balance, end of period	$1,344,636	$1,228,780	$2,021,494

The following table reconciles the accumulated depreciation from January 1, 2016 to December 31, 2018:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Accumulated Depreciation
Balance, beginning of period	$(271,055)	$(414,552)	$(369,661)

Additions: depreciation	(43,499)	(49,427)	(62,239)
Deductions:
Assets held for sale	7,709	—	—
Asset sales	—	183,819	7,427
Retirements	3,146	9,105	9,921
Balance, end of period	$(303,699)	$(271,055)	$(414,552)

Schedule IV—Mortgage Loans on Real Estate
December 31, 2018
(dollars in thousands, except footnotes)

												Principal
												Amount of
												Loans Subject
Geographic	Number						Final			Carrying		to Delinquent
Dispersion of	of	Size of Loans					Maturity			Amount of		Principal or
Collateral	Loans	From	To	Interest Rate			Date Range			Mortgages (1)		"Interest"

SBA 7(a) Loans - States 2% or greater (2) (3):
Indiana	20	$40	$1,010	6.75%	to	8.00%	01/12/36	—	06/19/43	$9,118		$—
Ohio	24	$—	$810	7.00%	to	8.00%	10/16/20	—	05/23/43	7,433		—
Texas	24	$—	$1,090	6.13%	to	8.00%	01/01/21	—	03/19/44	6,632		—
Michigan	22	$10	$530	7.00%	to	8.00%	10/10/33	—	01/24/43	5,755		—
Florida	11	$—	$1,120	7.00%	to	8.00%	06/19/19	—	01/26/44	4,205		—
Pennsylvania	6	$300	$760	7.00%	to	8.00%	03/05/40	—	11/29/43	3,152		—
Virginia	6	$40	$780	6.75%	to	8.00%	03/28/27	—	02/27/43	2,004		—
South Carolina	4	$290	$790	7.00%	to	8.00%	11/06/40	—	12/31/43	1,950		—
Wisconsin (4)	8	$—	$540	6.25%	to	8.00%	04/23/20	—	02/27/43	1,417		130
Illinois	5	$60	$550	7.00%	to	8.00%	09/17/35	—	02/21/43	1,413		—
Colorado	4	$70	$550	6.75%	to	8.00%	01/21/36	—	07/26/43	1,327		—
Mississippi	4	$120	$520	7.25%	to	8.00%	08/31/29	—	08/31/43	1,194		—
Kentucky (5)	5	$100	$280	6.50%	to	8.00%	04/09/35	—	08/17/41	922		—
Other	44	$10	$640	6.92%	to	8.00%	05/23/20	—	04/06/44	10,059		—
Government guaranteed portions (6)										11,328		—
SBA 7(a) loans, subject to secured borrowings (7)										15,765		—
General reserves										(426)		—
	187									83,248	(8)	130

(1)	Excludes general reserves of $426,000.

(2)	Includes $84,000 of loans not secured by real estate. Also includes $373,000 of loans with subordinate lien positions.

(3)	Interest rates are variable at spreads over the prime rate unless otherwise noted.

(4)	Includes a loan with a retained face value of $129,000, a valuation reserve of $129,000 and a fixed interest rate of 6.25%.

(5)	Includes a loan with a retained face value of $460,000, a valuation reserve of $147,000 and a fixed interest rate of 6.50%.

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

(8)	For Federal income tax purposes, the aggregate cost basis of our loans was approximately $66,269,000 (unaudited).

Schedule IV—Mortgage Loans on Real Estate (Continued)
December 31, 2018
(in thousands)

Balance at December 31, 2015	$103,440
Additions during period:
New mortgage loans (1)	105,201
Other - recoveries of bad debts, net of bad debt expense	199
Other - accretion of loan fees and discounts	1,592

Deductions during period:
Collections of principal	(37,336)
Foreclosures	(92)
Cost of mortgages sold, net	(41,040)
Other - collection of commitment fees, net of costs	(739)
Other - reclassification from secured borrowings	(2,663)
Other - sale of commercial real estate loans (Note 7)	(52,822)
Balance at December 31, 2016	75,740

Additions during period:
New loans	76,316
Other - deferral for collection of commitment fees, net of costs	1,706
Other - accretion of loan fees and discounts	676

Deductions during period:
Collections of principal	(17,557)
Foreclosures	(127)
Cost of mortgages sold, net	(54,973)
Other - reclassification from secured borrowings	(534)
Other - bad debt expense	(191)
Balance at December 31, 2017	81,056

Additions during period:
New loans	74,234
Other - deferral for collection of commitment fees, net of costs	1,587
Other - accretion of loan fees and discounts	1,026

Deductions during period:
Collections of principal	(16,468)
Cost of mortgages sold, net	(57,947)
Other - bad debt expense	(240)
Balance at December 31, 2018	$83,248

(1)	Includes $966,000 of non-cash additions to commercial real estate loans for interest.