Form 10-Q
period 2019-03-31
CIM Commercial Trust Corp
filed 2019-05-13
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-13610
CIM COMMERCIAL TRUST CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	75-6446078 (I.R.S. Employer Identification No.)
17950 Preston Road, Suite 600, Dallas, Texas (Address of Principal Executive Offices)	75252 (Zip Code)
(972) 349-3200 (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, $0.001 Par Value	CMCT	NASDAQ Global Market
Common Stock, $0.001 Par Value	CMCT-L	Tel Aviv Stock Exchange
Series L Preferred Stock, $0.001 Par Value	CMCTP	NASDAQ Global Market
Series L Preferred Stock, $0.001 Par Value	CMCTP	Tel Aviv Stock Exchange
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
As of May 6, 2019, the Registrant had outstanding 43,805,741 shares of common stock, par value $0.001 per share.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

PART I
Financial Information

Item 1.
Financial Statements

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investments in real estate, net	$667,965	$1,040,937
Cash and cash equivalents	299,429	54,931
Restricted cash	11,738	22,512
Loans receivable, net	72,413	83,248
Accounts receivable, net	5,904	6,640
Deferred rent receivable and charges, net	46,625	84,230
Other intangible assets, net	8,813	9,531
Other assets	15,471	18,197
Assets held for sale, net (Note 3)	58,216	22,175
TOTAL ASSETS	$1,186,574	$1,342,401
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$165,550	$588,671
Accounts payable and accrued expenses	13,072	41,598
Intangible liabilities, net	2,359	2,872
Due to related parties	9,105	10,951
Other liabilities	11,331	16,535
Liabilities associated with assets held for sale, net (Note 3)	41,861	28,766
Total liabilities	243,278	689,393
COMMITMENTS AND CONTINGENCIES (Note 15)
REDEEMABLE PREFERRED STOCK: Series A, $0.001 par value; 36,000,000 shares authorized; 1,481,243 and 1,480,043 shares issued and outstanding, respectively, at March 31, 2019 and 1,566,386 and 1,565,346 shares issued and outstanding, respectively, at December 31, 2018; liquidation preference of $25.00 per share, subject to adjustment	33,789	35,733
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 36,000,000 shares authorized; 1,677,786 and 1,669,881 shares issued and outstanding, respectively, at March 31, 2019 and 1,287,169 and 1,281,804 shares issued and outstanding, respectively, at December 31, 2018; liquidation preference of $25.00 per share, subject to adjustment	41,541	31,866
Series L cumulative redeemable preferred stock, $0.001 par value; 9,000,000 shares authorized; 8,080,740 shares issued and outstanding at March 31, 2019 and December 31, 2018; liquidation preference of $28.37 per share, subject to adjustment	229,251	229,251
Common stock, $0.001 par value; 900,000,000 shares authorized; 43,795,073 shares issued and outstanding at March 31, 2019 and December 31, 2018	44	44
Additional paid-in capital	789,578	790,354
Accumulated other comprehensive income	—	1,806
Distributions in excess of earnings	(151,570)	(436,883)
Total stockholders' equity	908,844	616,438
Noncontrolling interests	663	837
Total equity	909,507	617,275
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$1,186,574	$1,342,401
           The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
REVENUES:
Rental and other property income	$33,581	$35,144
Hotel income	9,804	9,689
Interest and other income	3,892	3,461
	47,277	48,294
EXPENSES:
Rental and other property operating	20,253	17,916
Asset management and other fees to related parties	5,886	6,211
Interest	4,045	6,633
General and administrative	1,788	3,376
Transaction costs	44	—
Depreciation and amortization	9,630	13,148
Loss on early extinguishment of debt (Note 7)	25,071	—
Impairment of real estate (Note 3)	66,200	—
	132,917	47,284
Gain on sale of real estate (Note 3)	377,581	—
INCOME BEFORE PROVISION FOR INCOME TAXES	291,941	1,010
Provision for income taxes	318	388
NET INCOME	291,623	622
Net loss (income) attributable to noncontrolling interests	174	(4)
NET INCOME ATTRIBUTABLE TO THE COMPANY	291,797	618
Redeemable preferred stock dividends declared or accumulated (Note 10)	(4,162)	(3,645)
Redeemable preferred stock redemptions (Note 10)	(4)	1
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$287,631	$(3,026)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$6.57	$(0.07)
Diluted	$6.30	$(0.07)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	43,795	43,785
Diluted	45,736	43,785
   The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
NET INCOME	$291,623	$622
Other comprehensive (loss) income: cash flow hedges	(1,806)	1,183
COMPREHENSIVE INCOME	289,817	1,805
Comprehensive loss (income) attributable to noncontrolling interests	174	(4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$289,991	$1,801
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts)

	Three Months Ended March 31, 2019
	Common Stock		Preferred Stock
			Series A		Series L
	Shares	Par Value	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Earnings	Non-controlling Interests	Total Equity
	(Unaudited)
Balances, December 31, 2018	43,795,073	$44	1,281,804	$31,866	8,080,740	$229,251	$790,354	$1,806	$(436,883)	$837	$617,275
Stock-based compensation expense	—	—	—	—	—	—	38	—	—	—	38
Common dividends ($0.125 per share)	—	—	—	—	—	—	—	—	(5,474)	—	(5,474)
Issuance of Series A Preferred Warrants	—	—	—	—	—	—	9	—	—	—	9
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	—	—	—	(1,010)	—	(1,010)
Reclassification of Series A Preferred Stock to permanent equity	—	—	389,577	9,712	—	—	(822)	—	—	—	8,890
Redemption of Series A Preferred Stock	—	—	(1,500)	(37)	—	—	(1)	—	—	—	(38)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(1,806)	—	—	(1,806)
Net income (loss)	—	—	—	—	—	—	—	—	291,797	(174)	291,623
Balances, March 31, 2019	43,795,073	$44	1,669,881	$41,541	8,080,740	$229,251	$789,578	$—	$(151,570)	$663	$909,507

(Continued)

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$291,623	$622
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent and amortization of intangible assets, liabilities and lease inducements	(193)	(1,388)
Depreciation and amortization	9,630	13,148
Reclassification from AOCI to interest expense	(1,806)	—
Reclassification from other assets to interest expense for swap termination	1,421	—
Change in fair value of swaps	209	—
Gain on sale of real estate	(377,581)	—
Impairment of real estate	66,200	—
Loss on early extinguishment of debt	25,071	—
Straight-line rent expense	—	(11)
Amortization of deferred loan costs	309	176
Amortization of premiums and discounts on debt	4	(34)
Unrealized premium adjustment	442	891
Amortization and accretion on loans receivable, net	(98)	(99)
Bad debt (recovery) expense	(98)	109
Deferred income taxes	95	58
Stock-based compensation	38	38
Loans funded, held for sale to secondary market	(2,553)	(8,731)
Proceeds from sale of guaranteed loans	11,286	17,113
Principal collected on loans subject to secured borrowings	112	510
Other operating activity	(49)	(193)
Changes in operating assets and liabilities:
Accounts receivable and interest receivable	740	2,834
Other assets	959	(5,115)
Accounts payable and accrued expenses	(4,041)	(1,998)
Deferred leasing costs	(262)	(1,040)
Other liabilities	(5,026)	(8)
Due to related parties	(1,723)	826
Net cash provided by operating activities	14,709	17,708
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(12,623)	(4,119)
Acquisition of real estate	—	(112,048)
Proceeds from sale of real estate, net	652,891	—
Loans funded	(851)	(2,910)
Principal collected on loans	2,252	3,679
Other investing activity	23	49
Net cash provided by (used in) investing activities	641,692	(115,349)

(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of unsecured revolving lines of credit, revolving credit facility and term note	(130,000)	—
Payment of mortgages payable	(46,000)	(510)
Investments in marketable securities in connection with the legal defeasance of mortgages payable	(224,086)	—
Proceeds from revolving credit facility	—	10,000
Payment of principal on loan-backed notes	(3,271)	—
Payment of principal on secured borrowings	(112)	—
Prepayment penalties and other payments for early extinguishment of debt	(5,562)	—
Proceeds from secured borrowings	—	773
Payment of deferred preferred stock offering costs	(126)	(404)
Payment of other deferred costs	(82)	—
Payment of common dividends	(5,474)	(5,473)
Payment of special cash dividends	—	(1,575)
Net proceeds from issuance of Series A Preferred Warrants	9	17
Net proceeds from issuance of Series A Preferred Stock	7,019	8,975
Payment of preferred stock dividends	(14,935)	(249)
Redemption of Series A Preferred Stock	(67)	(37)
Net cash (used in) provided by financing activities	(422,687)	11,517
Change in cash balances included in assets held for sale	10	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	233,724	(86,124)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	77,443	156,318
End of period	$311,167	$70,194
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	299,429	39,883
Restricted cash	11,738	30,311
Total cash and cash equivalents and restricted cash	311,167	70,194
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$5,734	$6,603
Federal income taxes paid	$—	$—
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additions to investments in real estate included in accounts payable and accrued expenses	$2,457	$14,096
Net increase in fair value of derivatives applied to other comprehensive income	$—	$1,183
Additions to deferred costs included in accounts payable and accrued expenses	$145	$837
Additions to preferred stock offering costs included in accounts payable and accrued expenses	$281	$—
Accrual of dividends payable to preferred stockholders	$1,010	$493
Preferred stock offering costs offset against redeemable preferred stock in temporary equity	$44	$61
Reclassification of Series A Preferred Stock from temporary equity to permanent equity	$8,890	$1,885
Reclassification of loans receivable, net to real estate owned	$243	$—
Right-of use asset and lease liability	$298	$—
Marketable securities transferred in connection with the legal defeasance of mortgages payable	$224,086	$—
Mortgage notes payable legally defeased	$205,500	$—
Mortgage note assumed in connection with our sale of real estate	$28,200	$—
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

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
Our common stock, $0.001 par value per share ("Common Stock"), is currently traded on the Nasdaq Global Market ("Nasdaq"), under the ticker symbol "CMCT", and on the Tel Aviv Stock Exchange (the "TASE"), under the ticker symbol "CMCT-L." Our Series L preferred stock, $0.001 par value per share ("Series L Preferred Stock"), is currently traded on Nasdaq and on the TASE, in each case under the ticker symbol "CMCTP." We have authorized for issuance 900,000,000 shares of common stock and 100,000,000 shares of preferred stock ("Preferred Stock").
CIM Commercial has qualified and intends to continue to qualify as a REIT, as defined in the Internal Revenue Code of 1986, as amended.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
For more information regarding our significant accounting policies and estimates, please refer to "Basis of Presentation and Summary of Significant Accounting Policies" contained in Note 2 to our consolidated financial statements for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 18, 2019.
Interim Financial Information—The accompanying interim consolidated financial statements of CIM Commercial have been prepared by our management in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Our accompanying interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 18, 2019.
Principles of Consolidation—The consolidated financial statements include the accounts of CIM Commercial and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

Investments in Real Estate—Real estate acquisitions are recorded at cost as of the acquisition date. Costs related to the acquisition of properties were expensed as incurred for acquisitions that occurred prior to October 1, 2017. For any acquisition occurring on or after October 1, 2017, we have conducted and will conduct an analysis to determine if the acquisition constitutes a business combination or an asset purchase. If the acquisition constitutes a business combination, then the transaction costs will be expensed as incurred, and if the acquisition constitutes an asset purchase, then the transaction costs will be capitalized. Investments in real estate are stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and improvements	15 - 40 years
Furniture, fixtures, and equipment	3 - 5 years
Tenant improvements	Shorter of the useful lives or the terms of the related leases
Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Ordinary repairs and maintenance are expensed as incurred.
Investments in real estate are evaluated for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two of the impairment testing under GAAP is based on either the income approach, with market discount rate, terminal capitalization rate and rental rate assumptions being most critical to such analysis, or on the sales comparison approach to similar properties. Assets held for sale are reported at the lower of the asset's carrying amount or fair value, less costs to sell. We recognized impairment of long-lived assets of $66,200,000 and $0 during the three months ended March 31, 2019 and 2018, respectively (Note 3).
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

Revenue from leasing activities

We operate as a lessor of real estate assets, primarily in Class A and creative office assets. In determining whether our contracts with our tenants constitute leases, we determined that our contracts explicitly identify the premises and that any substitution rights to relocate the tenant to other premises within the same building stated in the contract are not substantive. Additionally, so long as payments are made timely under these contracts, our tenants have the right to obtain substantially all the economic benefits from the use of this identified asset and can direct how and for what purpose the premises are used to conduct their operations. Therefore, our contracts with our tenants constitute leases.
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
Reimbursements from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes, insurance, and other recoverable costs, are recognized as revenue in the period the expenses are incurred. Tenant reimbursements are recognized and presented on a gross basis when we are primarily responsible for fulfilling the promise to provide the specified good or service and control that specified good or service before it is transferred to the tenant. We have elected not to separate lease and non-lease components as the pattern of revenue recognition does not differ for the two components, and the non-lease component is not the primary component in our leases.
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
For the three months ended March 31, 2019 and 2018, we recognized rental income as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Rental and other property income
Fixed lease payments (1)	$31,053	$33,442
Variable lease payments (2)	2,528	1,702
Rental and other property income	$33,581	$35,144

(1)
Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above-market leases, below-market leases and lease incentives.

(2)	Variable lease payments include expense reimbursements billed to tenants, percentage rent, and bad debt expense from our operating leases.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

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
Amounts recognized for hotel income were $9,804,000 and $9,689,000 for the three months ended March 31, 2019 and 2018, respectively. Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 18:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Hotel properties
Hotel income	$9,804	$9,689
Rental and other property income	736	763
Interest and other income	49	39
Hotel revenues	$10,589	$10,491
Tenant recoveries outside of the lease agreements
Tenant recoveries outside of the lease agreements are related to construction projects in which our tenants have agreed to fully reimburse us for all costs related to construction. At inception of the contract with the customer, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate. While these individual services are distinct, in the context of the arrangement with the customer, all of these services are bundled together and represent a single package of construction services requested by the customer. The Company satisfies its performance obligation and recognizes revenues associated with these services over time as the construction is completed. Amounts recognized for tenant recoveries outside of the lease agreements were $205,000 and $3,000 for the three months ended March 31, 2019 and 2018, respectively, and are included in interest and other income on the consolidated statements of operations. As of March 31, 2019, there were no remaining performance obligations associated with tenant recoveries outside of the lease agreements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

Loans Receivable—Our loans receivable are carried at their unamortized principal balance less unamortized acquisition discounts and premiums, retained loan discounts and loan loss reserves. For loans originated under the Small Business Administration's ("SBA") 7(a) Guaranteed Loan Program ("SBA 7(a) Program"), we sell the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by us is valued on a fair value basis and a discount is recorded as a reduction in basis of the retained portion of the loan. Unamortized retained loan discounts were $7,348,000 and $7,234,000 as of March 31, 2019 and December 31, 2018, respectively.
At the Acquisition Date, the carrying value of our loans was adjusted to estimated fair market value and acquisition discounts of $33,907,000 were recorded, which are being accreted to interest and other income using the effective interest method. We sold substantially all of our commercial mortgage loans with unamortized acquisition discounts of $15,951,000 to an unrelated third-party in December 2015. Acquisition discounts of $842,000 and $884,000 remained as of March 31, 2019 and December 31, 2018, respectively.
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
On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers' business models and future operations in accordance with Accounting Standards Codification ("ASC") 450-20, Contingencies—Loss Contingencies, and ASC 310-10, Receivables. For the three months ended March 31, 2019 and 2018, there was $57,000 and $0, respectively, of impairment recognized on our loans receivable. We establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, we establish the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.
Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred leasing costs, deferred offering costs (Note 10) and other deferred costs. Deferred rent receivable is $27,682,000 and $52,366,000 at March 31, 2019 and December 31, 2018, respectively. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs of $27,970,000 and $51,152,000 are presented net of accumulated amortization of $13,646,000 and $23,910,000 at March 31, 2019 and December 31, 2018, respectively. Deferred offering costs represent direct costs incurred in connection with our offering of Series A Preferred Units (as defined in Note 10), excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other offering fees and expenses. For a specific issuance of Series A Preferred Units, issuance specific offering costs are recorded as a reduction of proceeds raised on the issuance date. Offering costs incurred but not directly related to a specifically identifiable closing are deferred. Deferred offering costs are first allocated to each issuance on a pro-rata basis equal to the ratio of Series A Preferred Units issued in an issuance to the maximum number of Series A Preferred Units that are expected to be issued. Then, the issuance specific offering costs and the deferred offering costs allocated to such issuance are further allocated to the Series A Preferred Stock (as defined in Note 10) and Series A Preferred Warrants (as defined in Note 10) issued in such issuance based on the relative fair value of the instruments on the date of issuance. The deferred offering costs allocated to the Series A Preferred Stock and Series A Preferred Warrants are reductions to temporary equity and permanent equity, respectively. Deferred offering costs of $4,404,000 and $4,213,000 related to our offering of Series A Preferred Units are included in deferred rent receivable and charges at March 31, 2019 and December 31, 2018, respectively. Other deferred costs are $215,000 and $409,000 at March 31, 2019 and December 31, 2018, respectively.
Redeemable Preferred Stock—Beginning on the date of original issuance of any given shares of Series A Preferred Stock (Note 10), the holder of such shares has the right to require the Company to redeem such shares at a redemption price of

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

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
From and after the fifth anniversary of the date of original issuance of the Series L Preferred Stock, each holder will have the right to require the Company to redeem, and the Company will also have the option to redeem (subject to certain conditions), such shares of Series L Preferred Stock at a redemption price equal to the Series L Preferred Stock Stated Value (as defined in Note 10), plus, provided certain conditions are met, all accrued and unpaid distributions. Notwithstanding the foregoing, a holder of shares of our Series L Preferred Stock may require us to redeem such shares at any time prior to the fifth anniversary of the date of original issuance of the Series L Preferred Stock if (1) we do not declare and pay in full the distributions on the Series L Preferred Stock for any annual period prior to such fifth anniversary or (2) we do not declare and pay all accrued and unpaid distributions on the Series L Preferred Stock for all past dividend periods prior to the applicable holder redemption date. The applicable redemption price payable upon redemption of any Series L Preferred Stock will be made, in the Company's sole discretion, in the form of (A) cash in Israeli new shekels ("ILS") at the then-current currency exchange rate determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, (B) in equal value through the issuance of shares of Common Stock, with the value of such Common Stock to be deemed the lower of (i) our net asset value ("NAV") per share of our Common Stock as most recently published by the Company as of the effective date of redemption and (ii) the volume-weighted average price of our Common Stock, determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, or (C) in a combination of cash in ILS and our Common Stock, based on the conversion mechanisms set forth in (A) and (B), respectively. We recorded the activity related to our Series L Preferred Stock in permanent equity.
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
Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation. With the adoption of Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) and the election of the lessor practical expedient not to separate lease and non-lease components, $1,451,000 of expense reimbursements were reclassified as rental and other property income and $158,000 of non-lease component expense reimbursements recognized under the revenue recognition guidance were reclassified as interest and other income on the consolidated statement of operations for the three months ended March 31, 2018. Under the new leasing guidance, bad debt expense associated with changes in the collectability assessment for operating leases shall be recorded as adjustments to rental and other property income rather than rental and other property operating expenses. The impact of this reclassification resulted in a $104,000 reclassification from rental and other property expenses to rental and other property income on the consolidated statement of operations for the three months ended March 31, 2018.
Assets Held for Sale and Discontinued Operations—In the ordinary course of business, we may periodically enter into agreements to dispose of our assets. Some of these agreements are non-binding because either they do not obligate either party to pursue any transactions until the execution of a definitive agreement or they provide the potential buyer with the ability

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

to terminate without penalty or forfeiture of any material deposit, subject to certain specified contingencies, such as completion of due diligence at the discretion of such buyer. We do not classify assets that are subject to such non-binding agreements as held for sale.
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
Recently Issued Accounting Pronouncements—In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. Under the new guidance, a lessee is required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with previous GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily depends on its classification as a finance or operating lease. However, unlike previous GAAP, which required a lessee to recognize only capital leases on the balance sheet, the new ASU requires a lessee to recognize both types of leases on the balance sheet. The lessor accounting remains largely unchanged from previous GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. In July 2018, the FASB issued ASU No. 2018-10, Leases (Topic 842), which contained targeted improvements to amend inconsistencies and clarify guidance that were brought about by stakeholders. Furthermore, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), which provided the following practical expedients to entities: (1) a transition method that allows entities to apply the new standard at the adoption date and to recognize a cumulative-effect adjustment to the opening balance of retained earnings effective at the adoption date; and (2) the option for lessors to not separate lease and non-lease components provided that certain criteria are met. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), which provides lessors the option to elect to account for sales and other similar taxes in which the lessee directly pays third parties to be excluded from the measurement of the contract consideration. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842), which provided narrow amendments, including clarification on transition disclosures to certain aspects of ASU 2016-02. For public entities, these ASUs are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018.
The guidance provides a package of transition practical expedients, which must be elected as a package and applied consistently by an entity to all of its leases (including those for which the entity is a lessee or a lessor) when applying this guidance to leases that commenced before the effective date of January 1, 2019: (1) An entity need not reassess whether any expired or existing contracts are or contain leases; (2) an entity need not reassess the lease classification for any expired or

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

existing leases (that is, all leases that were classified as operating leases prior to January 1, 2019 remain classified as operating leases); and (3) an entity need not reassess initial direct costs for any existing leases. The Company has elected all the aforementioned transition practical expedients, including the expedients provided under ASU 2018-11.

From a lessee's perspective, the Company has determined that there is one office lease for our lending segment that is material to the consolidated balance sheet. Based on our assessment, the lease has been classified as an operating lease and the Company recorded approximately $362,000 as a right-of-use asset and lease liability on the consolidated balance sheet on the effective date of January 1, 2019. As of March 31, 2019, the right-of-use asset and lease liability balance was approximately $298,000.

From a lessor's perspective, the Company did not record a cumulative effect adjustment on January 1, 2019 as the aforementioned package of practical expedients allows us to continue accounting for our then-existing or expired leases under the previous accounting guidance, and we have and will apply the new lease accounting guidance to leases that commence or are modified after the effective date of January 1, 2019. Leases commenced or modified after the effective date have been, and we expect future commencements and modifications of leases in the future will continue to be, classified as operating leases and that we will qualify for the lessor practical expedient provided under ASU 2018-11 to not separate lease and non-lease components. Additionally, if following the effective date, our tenants have made or make payments for taxes or insurance directly to a third-party on behalf of the Company as the lessor, we have excluded and will exclude these amounts from the measurement of the contract consideration and consider these lessee costs. Otherwise, any recoveries of these costs are and will be recognized as lease revenue on a gross basis in our consolidated income statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity. The amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU No. 2018-19, Financial Instruments-Credit Losses (Topic 326): Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarified that receivables arising from operating leases are not within the scope of the credit losses standards. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2019. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018. We are currently in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (the “SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The guidance permits the use of the OIS rate based on the SOFR as a U.S. benchmark rate for purposes of applying hedge accounting.  The SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s activity in specified segments of the U.S. Treasury repo market. It has been selected as the preferred replacement for the U.S. dollar London Interbank Offered Rate ("LIBOR"), which will be phased out by the end of 2021. For public entities, the ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2019. Early adoption is permitted in any interim period after issuance of the ASU. The Company has evaluated the guidance and determined that the effects of ASU 2018-16 do not have a material impact on our consolidated financial statements.

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
2019 Transactions—There were no acquisitions during the three months ended March 31, 2019.
We sold 100% fee-simple interests in the following properties to unrelated third-parties during the three months ended March 31, 2019. Transaction costs related to these sales were expensed as incurred.

Property	Asset Type	Date of Sale	Square Feet	Sales Price	Transaction Costs	Gain on Sale
				(in thousands)
March Oakland Properties, Oakland, CA (1)	Office / Parking Garage	March 1, 2019	975,596	$512,016	$8,971	$289,779
830 1st Street, Washington, D.C.	Office	March 1, 2019	247,337	116,550	2,438	45,710
260 Townsend Street, San Francisco, CA	Office	March 14, 2019	66,682	66,000	2,539	42,092
				$694,566	$13,948	$377,581

(1)	The "March Oakland Properties" consist of 1901 Harrison Street, 2100 Franklin Street, 2101 Webster Street, and 2353 Webster Street Parking Garage.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

The results of operations of the properties we sold have been included in the consolidated statement of operations through each property's respective disposition date. The following is the detail of the carrying amounts of assets and liabilities at the time of the sales of the properties that occurred during the three months ended March 31, 2019:

(in thousands)
Assets
Investments in real estate, net	$270,910
Deferred rent receivable and charges, net	32,284
Other intangible assets, net	316
Total assets	$303,510
Liabilities
Debt, net (1) (2)	$278,777
Total liabilities	$278,777

(1)	Debt is presented net of deferred loan costs of $1,417,000 and accumulated amortization of $494,000.

(2)
A mortgage loan with an outstanding principal balance of $28,200,000 was assumed by the buyer in connection with the sale of our property in San Francisco, California. A mortgage loan with an outstanding principal balance of $46,000,000 was prepaid in connection with the sale of our property in Washington, D.C. that was collateral for the loan. Mortgage loans with an aggregate outstanding principal balance of $205,500,000 were legally defeased in connection with the sale of the March Oakland Properties that were collateral for the loans.

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

(1)
In December 2017, at the time we entered into the purchase and sale agreement, we made a $20,000,000 non-refundable deposit to an escrow account that was included in other assets on our consolidated balance sheet at December 31, 2017. Transaction costs that were capitalized in connection with the acquisition of this property totaled $48,000, which are not included in the purchase price above.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

The results of operations of the property we acquired during the three months ended March 31, 2018 have been included in the consolidated statement of operations from the date of acquisition. The purchase price of the acquisition completed during the three months ended March 31, 2018 was less than 10% of our total assets as of the most recent annual consolidated financial statements filed at or prior to the date of acquisition. The fair value of the net assets acquired for the aforementioned acquisition during the three months ended March 31, 2018 are as follows:

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

Assets Held for Sale

As noted above, in March 2019, we sold a 100% fee-simple interest in an office property located at 260 Townsend Street in San Francisco, California to an unrelated third-party. The office property had been classified as held for sale as of December 31, 2018, as the purchase and sale agreement was entered into and became subject to a non-refundable deposit prior to December 31, 2018.

We have entered into a purchase and sale agreement with an unrelated third-party for the sale of an office property located at 1333 Broadway in Oakland, California. The contracted sales price for this property is $115,430,000. The purchase and sale agreement was entered into and became subject to a non-refundable deposit prior to March 31, 2019. Therefore, the property has been classified as held for sale as of March 31, 2019. We expect the closing of this transaction to occur during the second quarter of 2019.

The following is the detail of the carrying amounts of assets and liabilities for the office properties that are classified as held for sale on our consolidated balance sheets as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)
Assets
Investments in real estate, net (1)	$48,253	$17,123
Cash and cash equivalents	745	755
Accounts receivable, net	137	41
Deferred rent receivable and charges, net (2)	8,743	4,009
Other intangible assets, net (3)	—	220
Other assets	338	27
Total assets held for sale, net	$58,216	$22,175
Liabilities
Debt, net (4)	$39,292	$28,018
Accounts payable and accrued expenses	1,592	370
Due to related parties	204	81
Other liabilities	773	297
Total liabilities associated with assets held for sale, net	$41,861	$28,766

(1)
Investments in real estate of $64,363,000 and $24,832,000 at March 31, 2019 and December 31, 2018, respectively, are presented net of accumulated depreciation of $16,110,000 and $7,709,000, respectively.

(2)
Deferred rent receivable and charges consist of deferred rent receivable of $5,650,000 and deferred leasing costs of $4,370,000 net of accumulated amortization of $1,277,000 at March 31, 2019. Deferred rent receivable and charges consist of deferred rent receivable of $2,909,000 and deferred leasing costs of $1,669,000 net of accumulated amortization of $569,000 at December 31, 2018.

(3)	Other intangible assets, net, at December 31, 2018 represent acquired in-place leases of $1,778,000, which are presented net of accumulated amortization of $1,558,000.

(4)
Debt includes the outstanding principal balance of 1333 Broadway of $39,500,000, net of deferred loan costs of $287,000 and accumulated amortization of $79,000 at March 31, 2019. At December 31, 2018, debt includes the outstanding principal balance of 260 Townsend Street of $28,200,000, net of deferred loan costs of $243,000 and accumulated amortization of $61,000.

In May 2019, in connection with the potential sale to an unrelated third-party of 100% fee-simple interests in two office properties and one development site located in Washington, D.C., we determined the book value of such properties exceeded their estimated fair value and, as such, an impairment charge of $66,200,000 was recognized as of March 31, 2019.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

Our determination of fair value was based on negotiations with the third-party buyer during the potential sale. The purchase and sale agreement had not yet been finalized and the transaction was not subject to a non-refundable deposit as of March 31, 2019. Currently, the sale of these properties is expected to close during the second quarter of 2019.

4. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Land	$200,257	$266,410
Land improvements	7,576	18,368
Buildings and improvements	572,160	912,892
Furniture, fixtures, and equipment	3,645	4,245
Tenant improvements	58,861	133,487
Work in progress	8,199	9,234
Investments in real estate	850,698	1,344,636
Accumulated depreciation	(182,733)	(303,699)
Net investments in real estate	$667,965	$1,040,937
We recorded depreciation expense of $7,937,000 and $10,679,000 for the three months ended March 31, 2019 and 2018, respectively.

5. LOANS RECEIVABLE
Loans receivable consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
SBA 7(a) loans receivable, subject to loan-backed notes	$35,013	$36,847
SBA 7(a) loans receivable, subject to credit risk	20,552	29,385
SBA 7(a) loans receivable, subject to secured borrowings	16,284	16,409
Loans receivable	71,849	82,641
Deferred capitalized costs	1,130	1,309
Loan loss reserves	(566)	(702)
Loans receivable, net	$72,413	$83,248
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

borrowings—government guaranteed loans. There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.
At March 31, 2019 and December 31, 2018, 99.9% and 99.7%, respectively, of our loans subject to credit risk were current. We classify loans with negative characteristics in substandard categories ranging from special mention to doubtful. At March 31, 2019 and December 31, 2018, $662,000 and $235,000, respectively, of loans subject to credit risk were classified in substandard categories.
At March 31, 2019 and December 31, 2018, our loans subject to credit risk were 98.1% and 98.3%, respectively, concentrated in the hospitality industry.

6. OTHER INTANGIBLE ASSETS
A schedule of our intangible assets and liabilities and related accumulated amortization and accretion as of March 31, 2019 and December 31, 2018 is as follows:

	Assets			Liabilities
March 31, 2019	Acquired Above-Market Leases	Acquired In-Place Leases	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$146	$14,117	$2,957	$(4,812)
Accumulated amortization	(72)	(8,335)	—	2,453
	$74	$5,782	$2,957	$(2,359)
Average useful life (in years)	3	8	Indefinite	4

	Assets			Liabilities
December 31, 2018	Acquired Above-Market Leases	Acquired In-Place Leases	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$146	$16,210	$2,957	$(6,618)
Accumulated amortization	(51)	(9,731)	—	3,746
	$95	$6,479	$2,957	$(2,872)
Average useful life (in years)	3	8	Indefinite	4
The amortization of the acquired above-market leases, which decreased rental and other property income, was $21,000 and $12,000 for the three months ended March 31, 2019 and 2018, respectively. The amortization of the acquired in-place leases included in depreciation and amortization expense was $601,000 and $912,000 for the three months ended March 31, 2019 and 2018, respectively. The amortization of the acquired below-market leases included in rental and other property income was $513,000 and $713,000 for the three months ended March 31, 2019 and 2018, respectively.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

A schedule of future amortization and accretion of acquisition related intangible assets and liabilities as of March 31, 2019, is as follows:

	Assets		Liabilities
Years Ending December 31,	Acquired Above-Market Leases	Acquired In-Place Leases	Acquired Below-Market Leases
	(in thousands)
2019 (Nine months ending December 31, 2019)	$42	$1,511	$(1,077)
2020	9	1,349	(701)
2021	5	899	(347)
2022	5	663	(234)
2023	6	375	—
Thereafter	7	985	—
	$74	$5,782	$(2,359)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

7. DEBT
Information on our debt is as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Mortgage loan with a fixed interest rate of 4.14% per annum, with monthly payments of interest only, and a balance of $97,100,000 due on July 1, 2026. The loan is nonrecourse. On March 1, 2019, mortgage loans with an aggregate outstanding principal balance of $205,500,000 were legally defeased in connection with the sale of the properties that were collateral for the loans. In March 2019, one loan with an outstanding principal balance of $39,500,000 was reclassified to liabilities associated with assets held for sale, net (Note 3).	$97,100	$342,100
Mortgage loan with a fixed interest rate of 4.50% per annum, with monthly payments of interest only for 10 years, and payments of interest and principal starting in February 2022. The loan had a $42,008,000 balance due on January 5, 2027. The loan was nonrecourse. On March 1, 2019, the mortgage loan was prepaid in connection with the sale of the property that was collateral for the loan.	—	46,000
	97,100	388,100
Deferred loan costs related to mortgage loans	(194)	(1,177)
Total Mortgages Payable	96,906	386,923
Secured borrowing principal on SBA 7(a) loans sold for a premium and excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 6.14% and 5.89% at March 31, 2019 and December 31, 2018, respectively.	11,208	11,283
Secured borrowing principal on SBA 7(a) loans sold for excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 3.82% and 3.57% at March 31, 2019 and December 31, 2018, respectively.	4,445	4,482
	15,653	15,765
Unamortized premiums	923	940
Total Secured Borrowings—Government Guaranteed Loans	16,576	16,705
Revolving credit facility	—	130,000
SBA 7(a) loan-backed notes with a variable interest rate which resets monthly based on the lesser of the one-month LIBOR plus 1.40% or the prime rate less 1.08%, with payments of interest and principal due monthly. Balance due at maturity in March 20, 2043.	30,498	33,769
Junior subordinated notes with a variable interest rate which resets quarterly based on the three-month LIBOR plus 3.25%, with quarterly interest only payments. Balance due at maturity on March 30, 2035.	27,070	27,070
	57,568	190,839
Deferred loan costs related to other debt	(3,666)	(3,941)
Discount on junior subordinated notes	(1,834)	(1,855)
Total Other Debt	52,068	185,043
Total Debt	$165,550	$588,671
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
Deferred loan costs, which represent legal and third-party fees incurred in connection with our borrowing activities, are capitalized and amortized to interest expense on a straight-line basis over the life of the related loan, approximating the

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

effective interest method. Deferred loan costs of $4,535,000 and $5,994,000 are presented net of accumulated amortization of $675,000 and $876,000 at March 31, 2019 and December 31, 2018, respectively, and are a reduction to total debt.
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
In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial could borrow up to a maximum of $385,000,000. Outstanding advances under the term loan facility bore interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio, which interest rate was effectively converted to a fixed rate of 3.16% through interest rate swaps. The term loan facility had a maturity date in May 2022. On November 2, 2015, $385,000,000 was drawn under the term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. During the year ended December 31, 2017, we repaid $215,000,000 of outstanding borrowings on our unsecured term loan facility. In connection with such paydowns, we wrote off deferred loan costs of $1,988,000 and related accumulated amortization of $705,000, a proportionate amount to the borrowings being repaid. On October 30, 2018, we repaid and terminated the $170,000,000 of outstanding borrowings on our unsecured term loan facility using proceeds from our new revolving credit facility (as described below). In connection with such paydown and termination, we wrote off the remaining deferred loan costs of $1,872,000 and related accumulated amortization of $1,064,000.
In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. A portion of the net proceeds from the loans was used to repay outstanding balances under our unsecured credit facility and the remaining portion was used to repurchase shares of our Common Stock in a private repurchase in September 2016. On September 21, 2017, in connection with the sale of an office property in Los Angeles, California, one mortgage loan with an outstanding principal balance of $21,700,000, collateralized by such property, was assumed by the buyer. On March 1, 2019, additional mortgage loans with an aggregate outstanding principal balance of $205,500,000 at such time, were legally defeased in connection with the sale of the related properties. The cash outlay required for the defeasance in the net amount of $224,086,000 was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loans from the effective date of the defeasance through the date on which we could repay the loan at par. As a result of the defeasance, we recognized a loss on early extinguishment of debt of $19,290,000, which represents the sum of the difference between the purchase price of U.S. government securities of $224,086,000 and the aggregate outstanding principal balance of the mortgage loans of $205,500,000, the write-off of deferred loan costs of $637,000 and related accumulated amortization of $170,000, and transaction costs of $237,000. On March 14, 2019, in connection with the sale of an office property in San Francisco, California, one mortgage loan with an outstanding principal balance of $28,200,000 at such time was assumed by the buyer. We recognized a loss on early extinguishment of debt of $178,000, which represents the write-off of deferred loan costs of $243,000 and related accumulated amortization of $65,000.

On May 30, 2018, we completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $38,200,000 of unguaranteed SBA 7(a) loan-backed notes. The securitization uses a trust formed for the benefit of the note holders (the "Trust") which is considered a variable interest entity ("VIE"). Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 810, Consolidation, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. The SBA 7(a) loan-backed notes are collateralized solely by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of our collateralized SBA 7(a) loans, we estimate the weighted average life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%. We reflect the SBA 7(a) loans receivable as assets on our consolidated balance sheets and the SBA 7(a) loan-backed notes as debt on our consolidated balance sheets. Funds related to our SBA 7(a) loan-backed notes included in restricted cash on our consolidated balance sheets as of March 31, 2019 and December 31, 2018 were $2,418,000 and $3,174,000, respectively.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

In October 2018, CIM Commercial entered into a revolving credit facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $250,000,000, subject to a borrowing base calculation. The revolving credit facility is secured by deeds of trust on certain properties. Outstanding advances under the revolving credit facility bear interest at (i) the base rate plus 0.55% or (ii) LIBOR plus 1.55%. At December 31, 2018, the variable interest rate was 4.07%. The interest rate on the first $120,000,000 of one-month LIBOR indexed variable rate borrowings on our revolving credit facility was effectively converted to a fixed rate of 3.11% through interest rate swaps until such swaps were terminated on March 11, 2019. The revolving credit facility is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions. We expect the revolving credit facility to remain in place following the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, as defined in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q. On October 30, 2018, we borrowed $170,000,000 on this facility to repay outstanding borrowings on our unsecured term loan facility. On December 28, 2018, we repaid $40,000,000 of outstanding borrowings on our revolving credit facility and we terminated one interest rate swap with a notional value of $50,000,000 (Note 12). On February 28, 2019 and March 11, 2019, we repaid $10,000,000 and $120,000,000, respectively, of outstanding borrowings on our revolving credit facility using cash on hand and net proceeds from the 2019 asset sales (Note 3), and, in connection with the March 11, 2019 repayment, we terminated our two remaining interest rate swaps, which had an aggregate notional value of $120,000,000 (Note 12). At March 31, 2019 and December 31, 2018, $0 and $130,000,000, respectively, was outstanding under the revolving credit facility, and approximately $226,000,000 and $91,000,000, respectively, was available for future borrowings. The revolving credit facility is not subject to any financial covenants, but is subject to a borrowing base calculation that determines the amount we can borrow.

On March 1, 2019, in connection with the sale of an office property in Washington, D.C., we prepaid the related mortgage loan with an outstanding principal balance of $46,000,000 at such time, using proceeds from the sale. As a result, we recognized a loss on early extinguishment of debt of $5,603,000, which represents a prepayment penalty of $5,325,000 and the write-off of deferred financing costs of $537,000 and related accumulated amortization of $259,000.
At March 31, 2019 and December 31, 2018, accrued interest and unused commitment fees payable of $1,054,000 and $1,574,000, respectively, are included in accounts payable and accrued expenses.
Future principal payments on our debt (face value) at March 31, 2019 are as follows:

Years Ending December 31,	Mortgages Payable (1)	Secured Borrowings Principal (2)	Other (2) (3)	Total
	(in thousands)
2019 (Nine months ending December 31, 2019)	$—	$424	$525	$949
2020	—	592	2,151	2,743
2021	—	625	2,208	2,833
2022	—	659	2,267	2,926
2023	—	696	2,333	3,029
Thereafter	97,100	12,657	48,084	157,841
	$97,100	$15,653	$57,568	$170,321

(1)
Excludes the future principal payments for 1333 Broadway's mortgage, which is classified as liabilities associated with assets held for sale, net, on our consolidated balance sheet at March 31, 2019 (Note 3).

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

(3)	Represents the junior subordinated notes and SBA 7(a) loan-backed notes.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

8. STOCK-BASED COMPENSATION PLANS
In June 2017, we granted awards of 3,195 restricted shares of Common Stock to each of the independent members of the Board of Directors (9,585 in aggregate) under the 2015 Equity Incentive Plan, which fully vested in June 2018 based on one year of continuous service. In May 2018, we granted awards of 3,378 restricted shares of Common Stock to each of the independent members of the Board of Directors (10,134 in aggregate) under the 2015 Equity Incentive Plan, which fully vested in May 2019 based on one year of continuous service. Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period. We recorded compensation expense of $38,000 for each of the three months ended March 31, 2019 and 2018 related to these restricted shares of Common Stock.
As of March 31, 2019, there was $11,000 of total unrecognized compensation expense related to restricted shares of Common Stock which will be recognized during the second quarter of 2019.
In May 2019, we granted awards of 2,667 restricted shares of Common Stock to each of the independent members of the Board of Directors (10,668 in aggregate) under the 2015 Equity Incentive Plan, which vest after one year of continuous service.

9. EARNINGS PER SHARE ("EPS")
The computations of basic EPS are based on our weighted average shares outstanding. The basic weighted average number of shares of Common Stock outstanding was 43,795,000 and 43,785,000 for the three months ended March 31, 2019 and 2018, respectively. In order to calculate the diluted weighted average shares of Common Stock outstanding for the three months ended March 31, 2019, the basic weighted average number of shares of Common Stock outstanding was increased by 1,941,000 to reflect the dilutive effect of our Series A Preferred Stock. The computation of diluted EPS does not include outstanding shares of Series A Preferred Stock for the three months ended March 31, 2018 because their impact was deemed to be anti-dilutive. Outstanding Series A Preferred Warrants were not included in the computation of diluted EPS for the three months ended March 31, 2019 and 2018 because their impact was either anti-dilutive or such warrants were not exercisable during such periods (Note 11). Outstanding shares of Series L Preferred Stock were not included in the computation of diluted EPS for the three months ended March 31, 2019 and 2018 because such shares were not redeemable during such periods.
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.
The following table reconciles the numerator and denominator used in computing our basic and diluted per-share amounts for net income (loss) attributable to common stockholders for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net income (loss) attributable to common stockholders	$287,631	$(3,026)
Redeemable preferred stock dividends declared on dilutive shares	492	—
Diluted net income (loss) attributable to common stockholders	$288,123	$(3,026)
Denominator:
Basic weighted average shares of Common Stock outstanding	43,795	43,785
Effect of dilutive securities—contingently issuable shares	1,941	—
Diluted weighted average shares and common stock equivalents outstanding	45,736	43,785
Net income (loss) attributable to common stockholders per share:
Basic	$6.57	$(0.07)
Diluted	$6.30	$(0.07)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

10. REDEEMABLE PREFERRED STOCK
Series A Preferred Stock—We have an effective registration statement with the SEC with respect to the offer and sale of up to $900,000,000 of units (collectively, the "Series A Preferred Units"), with each Series A Preferred Unit consisting of (i) one share of Series A Preferred Stock, par value $0.001 per share, of the Company (collectively, the "Series A Preferred Stock") with an initial stated value of $25.00 per share (the "Series A Preferred Stock Stated Value"), subject to adjustment, and (ii) one warrant (collectively, the "Series A Preferred Warrants") to purchase 0.25 of a share of Common Stock (Note 11). The registration statement allows us to sell up to a maximum of 36,000,000 Series A Preferred Units. Our Series A Preferred Stock ranks senior to our Common Stock with respect to payment of dividends and distributions of amounts upon liquidation, dissolution or winding up. Proceeds and expenses from the sale of the Series A Preferred Units are allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance.
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
As of March 31, 2019, we had issued 3,159,029 Series A Preferred Units and received gross proceeds of $78,976,000 ($78,659,000 of which were allocated to the Series A Preferred Stock and the remaining $317,000 were allocated to the Series A Preferred Warrants). In connection with such issuance, costs specifically identifiable to the offering of Series A Preferred Units, such as commissions, dealer manager fees and other offering fees and expenses, totaled $6,260,000 ($6,157,000 of which were allocated to the Series A Preferred Stock and the remaining $103,000 were allocated to the Series A Preferred Warrants). In addition, as of March 31, 2019, non issuance specific costs related to this offering totaled $4,809,000. As of March 31, 2019, we have reclassified and allocated $398,000 and $1,000 from deferred rent receivable and charges to Series A Preferred Stock and Series A Preferred Warrants, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of Series A Preferred Units issued relative to the maximum number of Series A Preferred Units expected to be issued under the offering. As of March 31, 2019, 9,105 shares of Series A Preferred Stock had been redeemed.
On the first anniversary of the date of original issuance of a particular share of Series A Preferred Stock, we reclassify such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of March 31, 2019, we have reclassified an aggregate of $38,194,000 in net proceeds from temporary equity to permanent equity.
Holders of Series A Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter). Dividends on each share of Series A Preferred Stock begin accruing on, and are cumulative from, the date of issuance. Cash dividends declared on our Series A Preferred Stock for the three months ended March 31, 2019 and 2018 consist of the following:

Declaration Date	Payment Date	Number of Shares	Cash Dividends Declared
			(in thousands)
February 20, 2019	April 15, 2019	3,149,924	$1,010

March 6, 2018	April 16, 2018	1,674,841	$493
Series L Preferred Stock—On November 21, 2017, we issued 8,080,740 shares of Series L Preferred Stock having an initial stated value of $28.37 per share ("Series L Preferred Stock Stated Value"), subject to adjustment. We received gross proceeds of $229,251,000 from the sale of the Series L Preferred Stock, which was reduced by issuance specific offering costs, such as commissions, dealer manager fees, and other offering fees and expenses, totaling $15,928,000, a discount of $2,946,000, and non-issuance specific costs of $2,532,000. These fees have been recorded as a reduction to the gross proceeds in permanent equity.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

Our Series L Preferred Stock ranks senior to our Common Stock with respect to distributions of amounts upon liquidation, dissolution or winding up and junior to our Series A Preferred Stock and Common Stock with respect to the payment of dividends. From and after the fifth anniversary of the date of original issuance of the Series L Preferred Stock, each holder will have the right to require the Company to redeem, and the Company will also have the option to redeem (subject to certain conditions), such shares of Series L Preferred Stock at a redemption price equal to the Series L Preferred Stock Stated Value, plus, provided certain conditions are met, all accrued and unpaid distributions. Notwithstanding the foregoing, a holder of shares of our Series L Preferred Stock may require us to redeem such shares at any time prior to the fifth anniversary of the date of original issuance of the Series L Preferred Stock if (1) we do not declare and pay in full the distribution on the Series L Preferred Stock for any annual period prior to such fifth anniversary or (2) we do not declare and pay all accrued and unpaid distributions on the Series L Preferred Stock for all past dividend periods prior to the applicable holder redemption date. The applicable redemption price payable upon redemption of any Series L Preferred Stock will be made, in the Company's sole discretion, in the form of (A) cash in ILS at the then-current currency exchange rate determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, (B) in equal value through the issuance of shares of Common Stock, with the value of such Common Stock to be deemed the lower of (i) the NAV per share of our Common Stock as most recently published by the Company as of the effective date of redemption and (ii) the volume-weighted average price of our Common Stock, determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, or (C) in a combination of cash in ILS and our Common Stock, based on the conversion mechanisms set forth in (A) and (B), respectively. As of March 31, 2019, no shares of Series L Preferred Stock have been redeemed.
Holders of Series L Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series L Preferred Stock at an annual rate of 5.5% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year). Dividends on each share of Series L Preferred Stock began accruing on, and are cumulative from, the date of issuance. Cash dividends on shares of Series L Preferred Stock are paid annually, with the first distribution paid in January 2019 for the period from the date of issuance through December 31, 2018. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.0% per year, up to a maximum rate of 8.5%. Accumulated cash dividends on our Series L Preferred Stock for the three months ended March 31, 2019 and 2018, are included in the numerator for purposes of calculating basic and diluted net income (loss) attributable to common stockholders per share (Note 9), and consist of the following:

Accumulation Period			Dividends
Start Date	End Date	Number of Shares	Accumulated
			(in thousands)
January 1, 2019	March 31, 2019	8,080,740	$3,152

January 1, 2018	March 31, 2018	8,080,740	$3,152
Until the fifth anniversary of the date of original issuance of our Series L Preferred Stock, we are prohibited from issuing any shares of preferred stock ranking senior to or on parity with the Series L Preferred Stock with respect to the payment of dividends, other distributions, liquidation, and or dissolution or winding up of the Company unless the Minimum Fixed Charge Coverage Ratio, calculated in accordance with the Articles Supplementary describing the Series L Preferred Stock, is equal to or greater than 1.25:1.00. At March 31, 2019 and December 31, 2018, we were in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

11. STOCKHOLDERS' EQUITY
Dividends
Cash dividends per share of Common Stock declared during the three months ended March 31, 2019 and 2018 consist of the following:

Declaration Date	Payment Date	Type	Cash Dividend Per Common Share
February 20, 2019	March 25, 2019	Regular Quarterly	$0.12500

March 6, 2018	March 29, 2018	Regular Quarterly	$0.12500
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
Proceeds and expenses from the sale of the Series A Preferred Units are allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of March 31, 2019, we had issued 3,159,029 Series A Preferred Warrants in connection with our offering of Series A Preferred Units and allocated net proceeds of $213,000, after specifically identifiable offering costs and allocated general offering costs, to the Series A Preferred Warrants in permanent equity.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Hedges of Interest Rate Risk
In order to manage financing costs and interest rate exposure related to the one-month LIBOR indexed variable rate borrowings, on August 13, 2015, we entered into ten interest rate swap agreements with multiple counterparties totaling $385,000,000 of notional value. These swap agreements became effective on November 2, 2015. During the year ended December 31, 2017, we repaid $215,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated seven interest rate swaps with an aggregate notional value of $215,000,000, and we received termination payments, net of fees, of $973,000. On December 28, 2018, we repaid $40,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated one interest rate swap with a notional value of $50,000,000, and we received a termination payment, net of fees, of $684,000. On March 11, 2019, we repaid $120,000,000 of outstanding one-month LIBOR indexed variable rate borrowings (Note 7) and we terminated our two remaining interest rate swaps with an aggregate notional value of $120,000,000, and we received aggregate termination payments, net of fees, of $1,302,000. The fair value of our two remaining swaps at the time of termination was $1,421,000 resulting in a net loss of $119,000, which was recorded as a net increase to interest expense on our consolidated statement of operations for the three months ended March 31, 2019.
Each of our interest rate swap agreements initially met the criteria for cash flow hedge accounting treatment and we had designated the interest rate swap agreements as cash flow hedges of the risk of variability attributable to changes in the one-month LIBOR. Accordingly, the interest rate swaps were recorded on our consolidated balance sheets at fair value, and prior to August 1, 2018, the changes in the fair value of the swaps were recorded in OCI and reclassified to earnings as an adjustment to interest expense as interest becomes receivable or payable (Note 2). On July 31, 2018, we determined the hedged forecasted transaction was no longer probable of occurring so all subsequent changes in the fair value of our interest rate swaps were included in interest expense on our consolidated statements of operations. The balance in AOCI as of July 31, 2018 was reclassified to earnings as an adjustment to interest expense on our consolidated statements of operations as the originally designated forecasted transaction affects earnings. For the three months ended March 31, 2019 and 2018, $1,806,000 and $0, respectively, was reclassified from AOCI and decreased interest expense on our consolidated statements of operations, which included a write off of $1,580,000 at the time our two remaining interest rate swaps were terminated. Beginning on August 1, 2018, changes in the fair value of the swaps were recorded in interest expense on our consolidated statements of operations. For the three months ended March 31, 2019 and 2018, $209,000 and $0, respectively, was included as an increase in interest expense on our consolidated statements of operations related to the change in the fair value of our interest rate swaps.
Credit-Risk-Related Contingent Features
Each of our interest rate swap agreements contained a provision under which we could also be declared in default under such agreements if we defaulted on the revolving credit facility or if we defaulted on the term loan facility. As of March 11, 2019, the date of termination of such swaps, and December 31, 2018, there have been no events of default under our interest rate swap agreements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

Impact of Hedges on AOCI and Consolidated Statements of Operations
The changes in the balance of each component of AOCI related to our interest rate swaps designated as cash flow hedges are as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Accumulated other comprehensive income, at beginning of period	$1,806	$1,631
Other comprehensive income before reclassifications	—	1,199
Amounts reclassified (to) from accumulated other comprehensive income (loss) (1)	(1,806)	(16)
Net current period other comprehensive income	(1,806)	1,183
Accumulated other comprehensive income, at end of period	$—	$2,814

(1)	The amounts from AOCI were reclassified as a decrease to interest expense in our consolidated statements of operations.
Reclassifications from AOCI
As of July 31, 2018, the hedged forecasted transaction was no longer probable of occurring so the interest rate swaps were no longer eligible for hedge accounting and all future changes in fair value of the interest rate swaps were recorded in interest expense on our consolidated statements of operations and no further amounts were deferred into AOCI. The balance in AOCI as of July 31, 2018 was reclassified to earnings as an adjustment to interest expense on our consolidated statements of operations as the originally designated forecasted transaction affected earnings. On March 11, 2019, the remaining balance in AOCI was reclassified to earnings as a decrease to interest expense on our consolidated statement of operations in connection with the termination of our two remaining interest rate swaps.

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
Our derivative financial instruments (Note 12) were measured at fair value on a recurring basis and were presented on our consolidated balance sheets at fair value, on a gross basis, excluding accrued interest. The table below presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets:

	March 31, 2019	December 31, 2018	Level	Balance Sheet Location
	(in thousands)
Assets:
Interest rate swaps	$—	$1,630	2	Other assets

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

Interest Rate Swaps—We estimated the fair value of our interest rate swaps by calculating the credit-adjusted present value of the expected future cash flows of each swap. The calculation incorporated the contractual terms of the derivatives, observable market interest rates which we considered to be Level 2 inputs, and credit risk adjustments, if any, to reflect the counterparty's as well as our own nonperformance risk.
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on our consolidated balance sheets are as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
	(in thousands)
Assets:
SBA 7(a) loans receivable, subject to loan-backed notes	$35,070	$36,290	$37,031	$38,357	3
SBA 7(a) loans receivable, subject to credit risk	20,999	22,122	29,748	30,630	3
SBA 7(a) loans receivable, subject to secured borrowings	16,344	16,576	16,469	16,706	3
Liabilities:
Mortgages payable (1)	96,906	96,331	386,923	377,364	3
Junior subordinated notes	25,236	24,451	25,215	24,462	3

(1)
The March 31, 2019 and December 31, 2018 carrying amounts and estimated fair values of mortgages payable exclude in each case one mortgage loan with carrying values of $39,292,000 and $28,018,000 that had been classified as liabilities associated with assets held for sale, net, on our consolidated balance sheets at March 31, 2019 and December 31, 2018, respectively (Notes 3 and 7).

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
The carrying amounts of our secured borrowings—government guaranteed loans, SBA 7(a) loan-backed notes and revolving credit facility approximate their fair values, as the interest rates on these securities are variable and approximate current market interest rates.
SBA 7(a) Loans Receivable, Subject to Loan-Backed Notes—These loans receivable represent the unguaranteed portions of loans originated under the SBA 7(a) Program which were transferred to a trust and are held as collateral in connection with a securitization transaction. The proceeds from the transfer have been recorded as SBA 7(a) loan-backed notes payable. In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions. At March 31, 2019, our assumptions included discount rates ranging from 7.75% to 9.50% and prepayment rates ranging from 9.59% to 17.50%. At December 31, 2018, our assumptions included discount rates ranging from 6.75% to 9.25% and prepayment rates ranging from 9.59% to 17.50%.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

SBA 7(a) Loans Receivable, Subject to Credit Risk—Loans receivable were initially recorded at estimated fair value at the Acquisition Date. Loans receivable originated subsequent to the Acquisition Date are recorded at cost upon origination and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions. At March 31, 2019, our assumptions included discount rates ranging from 7.25% to 10.00% and prepayment rates ranging from 4.91% to 17.50%. At December 31, 2018, our assumptions included discount rates ranging from 6.75% to 9.75% and prepayment rates ranging from 4.91% to 17.50%.
SBA 7(a) Loans Receivable, Subject to Secured Borrowings—These loans receivable represent the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans.  There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.  In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows taking into consideration the lack of credit risk. At March 31, 2019, our assumptions included discount rates ranging from 9.00% to 9.75% and prepayment rates ranging from and 10.29% to 17.50%. At December 31, 2018, our assumptions included discount rates ranging from 8.75% to 9.50% and prepayment rates ranging from and 10.29% to 17.50%.
Mortgages Payable—The fair values of mortgages payable are estimated based on current interest rates available for debt instruments with similar terms. The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using a rate of 4.27% at March 31, 2019, and rates ranging from 4.62% to 4.64% at December 31, 2018.
Junior Subordinated Notes—The fair value of the junior subordinated notes is estimated based on current interest rates available for debt instruments with similar terms. Discounted cash flow analysis is generally used to estimate the fair value of our junior subordinated notes. The rate used was 6.85% and 7.05% at March 31, 2019 and December 31, 2018, respectively.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

The Operator earned asset management fees of $4,326,000 and $4,415,000 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, asset management fees of $4,370,000 and $4,540,000, respectively, were due to the Operator.
CIM Management, Inc. and certain of its affiliates (collectively, the "CIM Management Entities"), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $1,005,000 and $1,122,000 for the three months ended March 31, 2019 and 2018, respectively. CIM Urban also reimbursed the CIM Management Entities $1,630,000 and $1,734,000 during the three months ended March 31, 2019 and 2018, respectively, for onsite management costs incurred on behalf of CIM Urban, which are included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $22,000 and $189,000 for the three months ended March 31, 2019 and 2018, respectively, which were capitalized to deferred charges. In addition, the CIM Management Entities earned construction management fees of $100,000 and $355,000 for the three months ended March 31, 2019 and 2018, respectively, which were capitalized to investments in real estate.
At March 31, 2019 and December 31, 2018, fees payable and expense reimbursements due to the CIM Management Entities of $2,360,000 and $3,202,000, respectively, are included in due to related parties. Also included in due to related parties as of March 31, 2019 and December 31, 2018, was $33,000 due from and $315,000 due to, respectively, the CIM Management Entities and certain of its affiliates.
On March 11, 2014, CIM Commercial and its subsidiaries entered into a master services agreement (the "Master Services Agreement") with CIM Service Provider, LLC (the "Administrator"), an affiliate of CIM Group, pursuant to which the Administrator has agreed to provide, or arrange for other service providers to provide, management and administration services to CIM Commercial and its subsidiaries. Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the administrator of Urban Partners GP, LLC. Under the Master Services Agreement, CIM Commercial pays a base service fee (the "Base Service Fee") to the Administrator initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. The Administrator earned a Base Service Fee of $276,000 and $270,000 for the three months ended March 31, 2019 and 2018, respectively. In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. During the three months ended March 31, 2019 and 2018, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, and from and after September 2018, operational and on-going support in connection with our offering of Series A Preferred Units. The Administrator's compensation is based on the salaries and benefits of the employees of the Administrator and or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). We expensed $570,000 and $858,000 for the three months ended March 31, 2019 and 2018, respectively, for such services which are included in asset management and other fees to related parties. At March 31, 2019 and December 31, 2018, $2,083,000 and $1,490,000 was due to the Administrator, respectively, for such services.
On January 1, 2015, we entered into a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC ("CIM SBA"), an affiliate of CIM Group, and our subsidiary, PMC Commercial Lending, LLC. The agreement provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing such personnel and resources. For the three months ended March 31, 2019 and 2018, we incurred expenses related to services subject to reimbursement by us under this agreement of $637,000 and $601,000, respectively, which are included in asset management and other fees to related parties for lending segment costs and $77,000 and $67,000, respectively, for corporate services, which are included in asset management and other fees to related parties. In addition, we deferred personnel costs of $6,000 and $48,000 for the three months ended March 31, 2019 and 2018, respectively, associated with services provided for originating loans. At March 31, 2019 and December 31, 2018, $410,000 and $1,347,000, respectively, was due to CIM SBA for costs and expenses of providing such personnel and resources.
On May 10, 2018, the Company executed a wholesaling agreement (the "Wholesaling Agreement") with International Assets Advisors, LLC ("IAA") and CCO Capital, LLC ("CCO Capital"). IAA is the exclusive dealer manager for the Company’s public offering of Series A Preferred Units. CCO Capital is a registered broker dealer and is under common control with the Operator and the Administrator. Under the Wholesaling Agreement, among other things, CCO Capital, in its capacity as the wholesaler for the offering, assists IAA with the sale of Series A Preferred Units. In exchange for CCO Capital’s services under the Wholesaling Agreement, IAA pays CCO Capital a fee equal to 2.75% of the selling price of each Series A Preferred Unit for which a sale is completed, reduced by any applicable fee reallowances payable to soliciting dealers pursuant to

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

separate soliciting dealer agreements between IAA and soliciting dealers. The foregoing fee is reduced, and may be exceeded, by a fixed monthly payment by CCO Capital to IAA for IAA’s services in connection with periodic closings and settlements for the offering. At March 31, 2019 and December 31, 2018, $279,000 and $200,000, respectively, was included in deferred costs for CCO Capital fees, of which $119,000 and $138,000, respectively, is included in due to related parties.
Other
On October 1, 2015, an affiliate of CIM Group entered into a 5-year lease renewal with respect to a property owned by the Company, which lease was amended to a month-to-month term in February 2019. For each of the three months ended March 31, 2019 and 2018, we recorded rental and other property income related to this tenant of $27,000.

15. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments to fund loans were $14,548,000 at March 31, 2019 and are for prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, we have certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. CIM Commercial had a total of $6,067,000 in future obligations under leases to fund tenant improvements and other future construction obligations at March 31, 2019, which excludes $2,001,000 related to assets held for sale, net, at March 31, 2019. At March 31, 2019, $2,813,000 was funded to reserve accounts included in restricted cash on our consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreements entered into in June 2016.
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
In September 2018, we filed a lawsuit against the City and County of San Francisco seeking a refund of the $11,845,000 in penalties, interest and legal fees paid by us for real property transfer tax allegedly due for a transaction in a prior year. We disputed that such penalties, interest and legal fees were payable but, in order to contest the asserted tax obligations, we had to pay such amounts to the City and County of San Francisco in August 2017. We intend to vigorously pursue this litigation.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

properties, and we are not aware of any other environmental condition with respect to any of the properties that management believes will have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
Rent Expense—We lease office space in Dallas, Texas under a lease which, as amended, expires in May 2020. In determining whether this contract constitutes a lease, we determined that the office space is explicitly identified in the contract. Additionally, so long as payments are made timely under this lease, we as the tenant have the right to obtain substantially all the economic benefits from the use of this identified asset and can direct how and for what purpose the office space is used to conduct our operations.
As of March 31, 2019, the right-of-use asset and lease liability balance was approximately $298,000. The right-of-use asset is included within other assets and the lease liability is included within other liabilities on our consolidated balance sheet. We recorded rent expense of $76,000 and $55,000 for the three months ended March 31, 2019 and 2018, respectively, included in general and administrative expenses on our consolidated statements of operations.
At March 31, 2019, our scheduled future noncancelable minimum lease payments were $192,000 for the nine months ending December 31, 2019 and $106,000 for the year ending December 31, 2020.

16. FUTURE MINIMUM LEASE RENTALS
Future minimum rental revenue under long-term operating leases at March 31, 2019, excluding tenant reimbursements of certain costs, are as follows:

Years Ending December 31,	Total
(in thousands)
2019 (Nine months ending December 31, 2019)	$55,410
2020	70,095
2021	53,736
2022	42,341
2023	37,418
Thereafter	88,614
$347,614

(1)	Excludes future minimum rental revenue related to 1333 Broadway, which is classified as held for sale on our consolidated balance sheet at March 31, 2019 (Note 3).

17. CONCENTRATIONS
Tenant Revenue Concentrations—Rental revenue from the U.S. General Services Administration and other government agencies (collectively, "Governmental Tenants"), which primarily occupy space in our properties located in Washington, D.C., accounted for approximately 23.0% and 25.1% of our rental and other property income for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, $1,928,000 and $2,899,000, respectively, was due from Governmental Tenants.
Rental revenue from Kaiser Foundation Health Plan, Incorporated ("Kaiser"), which occupied space in two of our Oakland, California properties, accounted for approximately 12.9% and 13.1% of our rental and other property income for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, $1,000 and $331,000, respectively, was due from Kaiser.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

Geographical Concentrations of Investments in Real Estate—As of March 31, 2019 and December 31, 2018, we owned 11 and 16 office properties, respectively, one hotel property, one and two parking garages, respectively, and two development sites, one of which is being used as a parking lot. These properties are located in two states and Washington, D.C.
Our revenue concentrations from properties are as follows:

	Three Months Ended March 31,
	2019	2018
California	76.5%	76.8%
Washington, D.C.	19.9	19.9
Texas	3.6	3.3
	100.0%	100.0%
Our real estate investments concentrations from properties are as follows:

	March 31, 2019	December 31, 2018
California (1)	74.3%	70.6%
Washington, D.C.	22.4	27.2
Texas	3.3	2.2
	100.0%	100.0%

(1)
The March 31, 2019 percentage includes the assets of 1333 Broadway, which is classified as held for sale on our consolidated balance sheet at March 31, 2019 (Note 3). The December 31, 2018 percentage includes the assets of 260 Townsend Street, which was classified as held for sale on our consolidated balance sheet at December 31, 2018 (Note 3).

18. SEGMENT DISCLOSURE
In accordance with ASC Topic 280, Segment Reporting, our reportable segments during the three months ended March 31, 2019 and 2018 consist of two types of commercial real estate properties, namely, office and hotel, as well as a segment for our lending business. Management internally evaluates the operating performance and financial results of the segments based on net operating income. We also have certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to our audited consolidated financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the SEC on March 18, 2019.
For our real estate segments, we define net operating income as rental and other property income and expense reimbursements less property related expenses, and excludes non-property income and expenses, interest expense, depreciation and amortization, corporate related general and administrative expenses, gain (loss) on sale of real estate, gain (loss) on early extinguishment of debt, impairment of real estate, transaction costs, and provision for income taxes. For our lending segment, we define net operating income as interest income net of interest expense and general overhead expenses.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

The net operating income of our segments for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Office:
Revenues	$33,445	$34,812
Property expenses:
Operating	13,559	11,383
General and administrative	154	881
Total property expenses	13,713	12,264
Segment net operating income—office	19,732	22,548
Hotel:
Revenues	10,589	10,491
Property expenses:
Operating	6,694	6,533
General and administrative	14	18
Total property expenses	6,708	6,551
Segment net operating income—hotel	3,881	3,940
Lending:
Revenues	2,924	2,991
Lending expenses:
Interest expense	582	184
Fees to related party	637	601
General and administrative	503	469
Total lending expenses	1,722	1,254
Segment net operating income—lending	1,202	1,737
Total segment net operating income	$24,815	$28,225

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

A reconciliation of our segment net operating income to net income attributable to the Company for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Total segment net operating income	$24,815	$28,225
Interest and other income	319	—
Asset management and other fees to related parties	(5,249)	(5,610)
Interest expense	(3,463)	(6,449)
General and administrative	(1,117)	(2,008)
Transaction costs	(44)	—
Depreciation and amortization	(9,630)	(13,148)
Loss on early extinguishment of debt	(25,071)	—
Impairment of real estate	(66,200)	—
Gain on sale of real estate	377,581	—
Income before provision for income taxes	291,941	1,010
Provision for income taxes	(318)	(388)
Net income	291,623	622
Net loss (income) attributable to noncontrolling interests	174	(4)
Net income attributable to the Company	$291,797	$618

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

The condensed assets for each of the segments as of March 31, 2019 and December 31, 2018, along with capital expenditures and loan originations for the three months ended March 31, 2019 and 2018, are as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Condensed assets:
Office (1)	$707,769	$1,094,269
Hotel	107,725	105,845
Lending	88,724	97,465
Non-segment assets	282,356	44,822
Total assets	$1,186,574	$1,342,401

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Capital expenditures (2):
Office (1)	$2,597	$8,710
Hotel	608	481
Total capital expenditures	3,205	9,191
Loan originations	3,404	11,641
Total capital expenditures and loan originations	$6,609	$20,832

(1)
The March 31, 2019 balances include the assets of 1333 Broadway, which is classified as held for sale on our consolidated balance sheet at March 31, 2019 (Note 3). The December 31, 2018 balances include the assets of 260 Townsend Street, which was classified as held for sale on our consolidated balance sheet at December 31, 2018 (Note 3).

(2)	Represents additions and improvements to real estate investments, excluding acquisitions. Includes the activity for dispositions through their respective disposition dates.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2019 and December 31, 2018, and
for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

19. PRO FORMA FINANCIAL INFORMATION

The table set forth below summarizes, on a pro forma basis, the revenue, net income, net income (loss) attributable to the Company and basic and diluted per-share amounts for net income (loss) attributable to common stockholders for the three months ended March 31, 2019 and 2018. Such presentation reflects the Company’s disposition of the March Oakland Properties, which was completed on March 1, 2019. The pro forma condensed consolidated results of operations reflect the disposition of the March Oakland Properties as if the transaction occurred on January 1, 2018.

This pro forma information does not purport to represent what the actual revenue, net income, net income (loss) attributable to the Company and basic and diluted per-share amounts for net income (loss) attributable to common stockholders would have been for the periods indicated, nor does it purport to predict the results of operations for future periods. Other than with respect to the sale of the March Oakland Properties, the pro forma information does not reflect other events affecting the Company, including the sales of other properties, the potential sales of additional properties and other events described in "Item 2 —Management's Discussion and Analysis of Financial Condition and Results of Operations— Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock."

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Pro forma revenue	$40,825	$39,157
Pro forma net income	20,673	1,074
Pro forma net income (loss) attributable to the Company	16,681	(2,574)
Pro forma net income (loss) attributable to common stockholders per share, basic	$0.38	$(0.06)
Pro forma net income (loss) attributable to common stockholders per share, diluted	$0.38	$(0.06)

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
The following discussion of our financial condition at March 31, 2019 and results of operations for the three months ended March 31, 2019 and 2018 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018. For a more detailed description of the risks affecting our financial condition and results of operations, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Our wholly-owned subsidiary, CIM Urban, is party to an investment management agreement with the Operator, an affiliate of CIM Group, pursuant to which the Operator provides certain services to CIM Urban. In addition, we are party to a Master Services Agreement with the Administrator, an affiliate of CIM Group, pursuant to which the Administrator provides, or arranges for other service providers to provide, management and administration services to us.
Properties
As of March 31, 2019, our real estate portfolio consisted of 15 assets, all of which are fee-simple properties. As of March 31, 2019, our 13 office properties (including two development sites, one of which is being used as a parking lot), totaling approximately 2.1 million rentable square feet, were 93.0% occupied and one hotel with an ancillary parking garage, which has a total of 503 rooms, had revenue per available room ("RevPAR") of $140.44 for the three months ended March 31, 2019.
As part of the Asset Sale (defined below), we have completed the sale of six properties during 2019; we have entered into a purchase and sale agreement for the sale of a property in Oakland, California as of March 31, 2019; and we are negotiating the sale of two office properties and one development site in Washington, D.C., and one office property in Los Angeles, California.

Strategy
Our strategy is principally focused on the acquisition of Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States (including improving and developing such assets) in a manner that will consistently grow our NAV and cash flow per share of Common Stock.
Our strategy is centered around CIM Group's community qualification process. We believe this strategy provides us with a significant competitive advantage when making real estate acquisitions. The qualification process generally takes between six months and five years and is a critical component of CIM Group's evaluation. CIM Group examines the characteristics of a market to determine whether the district justifies the extensive efforts CIM Group undertakes in reviewing and making potential acquisitions in its qualified communities ("Qualified Communities"). Qualified Communities generally fall into one of two categories: (i) transitional densely-populated districts that have dedicated resources to become vibrant metropolitan communities and (ii) well-established, thriving metropolitan areas (typically major central business districts). Qualified Communities are distinct districts which have dedicated resources to become or are currently vibrant communities where people can live, work, shop and be entertained, all within walking distance or close proximity to public transportation. These areas also generally have high barriers to entry, high population density, positive population trends and support for investment. CIM Group believes that a vast majority of the risks associated with acquiring real estate are mitigated by accumulating local market knowledge of the community where the asset is located. CIM Group typically spends significant time and resources qualifying targeted communities prior to making any acquisitions. Since 1994, CIM Group has qualified 122 communities and has deployed capital in 72 of these Qualified Communities. Although we may not deploy capital exclusively in Qualified Communities, it is expected that most of our assets will be identified through this systematic process.
CIM Group seeks to maximize the value of its holdings through active onsite property management and leasing. CIM Group has extensive in-house research, acquisition, credit analysis, development, financing, leasing and onsite property management capabilities, which leverage its deep understanding of metropolitan communities to position properties for multiple uses and to maximize operating income. As a vertically-integrated owner and operator, CIM Group has in-house onsite property management and leasing capabilities. Property managers prepare annual capital and operating budgets and monthly operating reports, monitor results and oversee vendor services, maintenance and capital improvement schedules. In addition, they ensure that revenue objectives are met, lease terms are followed, receivables are collected, preventative maintenance programs are implemented, vendors are evaluated and expenses are controlled. In addition, CIM Group's Real Assets Management Committee reviews and approves strategic plans for each asset, including financial, leasing, marketing, property positioning and disposition plans. The Real Assets Management Committee reviews and approves the annual business plan for each property, including its capital and operating budget. CIM Group's organizational structure provides for continuity through multi-disciplinary teams responsible for an asset from the time of the original investment recommendation, through the implementation of the asset's business plan, and any disposition activities.

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

We seek to utilize the CIM Group platform to acquire, improve and develop real estate assets within CIM Group's Qualified Communities. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the population growth, public commitment, and significant private investment that characterize these areas. Over time, we seek to expand our real estate assets in communities targeted by CIM Group, supported by CIM Group's broad real estate capabilities, as part of our plan to prudently grow market value and earnings. As a matter of prudent management, we also regularly evaluate each asset within our portfolio as well as our strategies. Such review may result in dispositions when an asset no longer fits our overall objectives or strategies or when our view of the market value of such asset is equal to or exceeds its intrinsic value. As a result of such review, we (i) sold two hotels in 2016; six office properties, one parking garage, and five multifamily properties in 2017; and (ii) are negotiating the sale of an office property and a development site in Washington, D.C. and an office property in Los Angeles, California. In connection with the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock (as defined below), we (i) sold three office properties and one parking garage in Oakland, California; one office property in Washington, D.C.; one office property in San Francisco, California during 2019; (ii) entered into a purchase and sale agreement for the sale of a property in Oakland, California as of

March 31, 2019; and (iii) are negotiating the sale of an office property in Washington, D.C. In 2016 and 2017, we used a substantial portion of the net proceeds of such dispositions to provide liquidity to our common stockholders at prices reflecting our NAV and cash flow prospects, and we expect to use a substantial portion of the net proceeds from the Asset Sale (as defined below), a portion of our unrestricted cash balances and or funds from our revolving credit facility to do so in 2019.

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

Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock

Sale of Assets. As part of the Company’s program to unlock embedded value in its portfolio, enhance growth prospects and improve the trading liquidity of its Common Stock (the "Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock"), the Company sold six properties, entered into a purchase and sale agreement to sell an office property located in Oakland, California that is expected to close in the second quarter of 2019 and is negotiating the sale of an office property in Washington, D.C. (these sales and the pending sale, the “Program Sales”). Further, as a matter of prudent management, after evaluating each asset within our portfolio as well as the intrinsic value of each property, the Company is negotiating the sale of one office property and one development site in Washington, D.C. and one office property in Los Angeles, California (such sales, together with the Program Sales, the “Asset Sale”). There is no guarantee that any of these properties will be sold. In addition to the Asset Sale, the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock is expected to involve the Debt Repayment (as defined below), the Return of Capital Event (as defined below) and the CIM REIT Liquidation (as defined below).

The approval for the Program Sales was obtained in December 2018 from our principal stockholder, which as of the relevant record date owned 95.1% of the issued and outstanding shares of Common Stock. The approval was conditioned on the aggregate net proceeds from the sale(s) (excluding any property-level cash or restricted cash but after giving effect to any adjustments to the sale price of each property as any authorized officer of the Company determines customary or appropriate in these circumstances, including the settlement of any related property-level assets and liabilities, repayment, assumption, or legal defeasance of any related mortgage and the costs associated with such repayment, assumption or legal defeasance, and the costs and expenses incurred in connection with the sale(s)) not being less than 90% of the aggregate NAV of the relevant properties (determined as of September 30, 2018 on a fair value basis) that are sold. The Program Sales are expected to conclude in accordance with the approval condition.

Repayment of Certain Indebtedness. We have used and may use a portion of our unrestricted cash and net proceeds from the Asset Sale to repay balances on certain of the Company’s indebtedness (the “Debt Repayment”).

Return of Capital to Holders of Common Stock.  The Company intends to use the net proceeds from the Asset Sale (other than to the extent used for the Debt Repayment) and a portion of our unrestricted cash balances and or funds from our revolving credit facility to return capital to holders of our Common Stock (the “Return of Capital Event”). The Company currently expects such Return of Capital Event to take the form of a special cash dividend payable to all holders of its Common Stock.

CIM REIT Liquidation.  As of May 6, 2019, CIM REIT beneficially owned 89.7% of our outstanding Common Stock. We have been informed that CIM REIT intends to liquidate (the "CIM REIT Liquidation"). The liquidation may include, among other things, the distribution of certain of the shares of our Common Stock owned by CIM REIT to certain of the members of CIM REIT. We expect that the CIM REIT Liquidation will increase our public float meaningfully (from approximately 9% as of May 6, 2019), which is expected to improve the trading liquidity of our Common Stock and make our Common Stock eligible for inclusion in several indices.

Preferred Stock. The Company has met and consulted with certain holders of the Preferred Stock as it considers such engagement to be important and expects to continue to meet and consult with holders of the Preferred Stock and provide updates at significant milestones during the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock. The Company believes that there will be more clarity to the makeup of the Company’s portfolio, the aggregate proceeds received from the Asset Sale and the trading price of our Common Stock relative to our NAV following the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock. Such clarity and consultation with holders of the Preferred Stock will in turn help guide the Company in finding alternatives for its preferred stockholders following the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock with terms that the Company believes such holders will find satisfactory.

Common Stock Dividend. In connection with the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, the Company has been reevaluating, and will continue to evaluate, the dividend policy on its Common Stock.
Rental Rate Trends
Office Statistics:    The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods:

	As of March 31,
	2019	2018
Occupancy (1)(2)(3)	93.0%	93.9%
Annualized rent per occupied square foot (1)(2)(3)(4)	$46.24	$43.51

(1)
As part of the Asset Sale, the Company has sold certain properties and expects to sell additional properties as described above in "—Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock—Sale of Assets." The information presented in this table represents historical information without giving effect to the Asset Sale.

(2)
We sold five office properties and one parking garage during the three months ended March 31, 2019 and we acquired one office property during the three months ended March 31, 2018. Excluding these properties, the occupancy and annualized rent per occupied square foot were 92.9% and $43.99 as of March 31, 2019 and 92.6% and $41.99 as of March 31, 2018.

(3)
One office property, 1333 Broadway, was classified as held for sale as of March 31, 2019. Excluding this property and the properties noted in (2), the occupancy and annualized rent per occupied square foot were 92.9% and $44.25 as of March 31, 2019, and 92.2% and $42.23 as of March 31, 2018.

(4)
Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements for the twelve months ended March 31, 2019 and 2018 were approximately $4,409,000 and $3,231,000, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.

Over the next four quarters, we expect to see expiring cash rent as set forth in the table below:

	For the Three Months Ended
	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020
Expiring Cash Rent (1):
Expiring square feet (2)	175,970	59,933	20,745	21,878
Expiring rent per square foot (3)	$27.86	$50.52	$39.87	$40.82

(1)
As part of the Asset Sale, the Company has sold certain properties and is actively marketing additional properties for sale.  The information presented in this table reflects the properties we owned at March 31, 2019, except 1333 Broadway, which is classified as held for sale on our consolidated balance sheet at such time.

(2)	Month-to-month tenants occupying a total of 28,016 square feet are included in the expiring leases in the first quarter listed.

(3)
Represents gross monthly base rent, as of March 31, 2019, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

During the three months ended March 31, 2019, we executed leases with terms longer than 12 months totaling 33,308 square feet. The table below sets forth information on certain of our executed leases during the three months ended March 31, 2019, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

	Number of Leases (2)	Rentable Square Feet	New Cash Rent per Square Foot (3)	Expiring Cash Rent per Square Foot (3)
Three months ended March 31, 2019 (1)	6	32,576	$44.54	$36.62

(1)
As part of the Asset Sale, the Company has sold certain properties and expects to sell additional properties as described above in "—Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock—Sale of Assets." The information presented in this table represents historical information without giving effect to the Asset Sale.

(2)	Based on the number of tenants that signed leases.

(3)
Cash rent represents gross monthly base rent, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

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

Hotel Statistics:    The following table sets forth the occupancy, average daily rate ("ADR") and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Three Months Ended March 31,
	2019	2018
Occupancy	82.1%	82.6%
ADR	$171.16	$169.48
RevPAR	$140.44	$140.01
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
Results of Operations
Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018
Net Income

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Total revenues	$47,277	$48,294	$(1,017)	(2.1)%
Total expenses	132,917	47,284	85,633	—
Gain on sale of real estate	377,581	—	377,581	—
Net income	291,623	622	291,001	—
Net income increased to $291,623,000, or by $291,001,000, for the three months ended March 31, 2019, compared to $622,000 for the three months ended March 31, 2018. The increase is primarily attributable to the gain on sale of real estate of $377,581,000, a decrease of $3,518,000 in depreciation and amortization, a decrease of $2,986,000 in interest expense not allocated to our operating segments, a decrease of $891,000 in general and administrative expense not allocated to our operating segments, and a decrease of $361,000 in asset management and other fees to related parties not allocated to our operating segments, partially offset by a $66,200,000 impairment of real estate, a $25,071,000 loss on early extinguishment of debt, and a decrease of $3,410,000 in net operating income of our operating segments.
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

The following table sets forth a reconciliation of net income (loss) attributable to common stockholders to FFO attributable to common stockholders:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income (loss) attributable to common stockholders	$287,631	$(3,026)
Depreciation and amortization	9,630	13,148
Impairment of real estate	66,200	—
Gain on sale of depreciable assets (1)	(377,581)	—
FFO attributable to common stockholders	$(14,120)	$10,122

(1)
In connection with the sale of certain properties during the three months ended March 31, 2019, we recognized a $25,071,000 loss on early extinguishment of debt primarily related to the legal defeasance and prepayment of mortgage loans collateralized by such properties. Such loss on early extinguishment of debt is not included in the adjustment for the gain on sale of depreciable assets presented in the table above.

FFO attributable to common stockholders was $(14,120,000) for the three months ended March 31, 2019, a decrease of $24,242,000 compared to $10,122,000 for the three months ended March 31, 2018. The decrease in FFO was primarily attributable to a $25,071,000 loss on early extinguishment of debt, a decrease of $3,410,000 in net operating income of our operating segments, and an increase of $517,000 in redeemable preferred stock dividends declared or accumulated, partially offset by a decrease of $2,986,000 in interest expense not allocated to our operating segments, a decrease of $891,000 in general and administrative expense not allocated to our operating segments, and a decrease of $361,000 in asset management and other fees to related parties not allocated to our operating segments.
Summary Segment Results
During the three months ended March 31, 2019 and 2018, CIM Commercial operated in three segments: office and hotel properties and lending. Set forth and described below are summary segment results for our operating segments.

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenues:
Office	$33,445	$34,812	$(1,367)	(3.9)%
Hotel	10,589	10,491	98	0.9%
Lending	2,924	2,991	(67)	(2.2)%
Expenses:
Office	13,713	12,264	1,449	11.8%
Hotel	6,708	6,551	157	2.4%
Lending	1,722	1,254	468	37.3%
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased to $33,445,000, or by 3.9%, for the three months ended March 31, 2019 compared to $34,812,000 for the three months ended March 31, 2018. The decrease is primarily due to the sale of three office properties and a parking garage in Oakland, California, the sale of an office property in Washington, D.C., and the sale of an office property in San Francisco, California, all in March 2019, partially offset by increases in rental revenue at certain of our properties due to increases in rental rates, and an increase in real estate tax reimbursements at one of our properties in Oakland, California due to real estate tax refunds that reduced such reimbursements during the first quarter of 2018. The aforementioned sales and the sale of any additional office properties during 2019 are expected to cause office revenue to decline materially during the remainder of 2019. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the number and timing of such dispositions that may occur during the remainder of 2019, changes to revenue at existing properties, and any revenue increases from acquisitions.
Hotel Revenue: Hotel revenue increased to $10,589,000, or by 0.9%, for the three months ended March 31, 2019, compared to $10,491,000 for the three months ended March 31, 2018.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue decreased to $2,924,000, or by 2.2%, for the three months ended March 31, 2019, compared to $2,991,000 for the three months ended March 31, 2018. The decrease is primarily due to a decrease in premium income from the sale of the guaranteed portion of our SBA 7(a) loans, partially offset by higher revenue as a result of the recognition of accretion of discounts related to increased prepayments on our loans and increases in the prime rate.
Interest and Other Income: Interest and other income represents revenue generated outside of our reportable segments. Interest and other income for the three months ended March 31, 2019 was $319,000, and primarily relates to interest earned on the proceeds from the Asset Sale received as of March 31, 2019, compared to $0 for the three months ended March 31, 2018.
Expenses
Office Expenses: Office expenses increased to $13,713,000, or by 11.8%, for the three months ended March 31, 2019, compared to $12,264,000 for the three months ended March 31, 2018. The increase is primarily due to an increase in real estate taxes at certain of our properties in California due to real estate tax refunds related to prior years recognized during the first quarter of 2018 and at certain of our Washington, D.C. properties due to increases in such properties' assessed values. The sale of three office properties and a parking garage in Oakland, California, the sale of an office property in Washington, D.C., and the sale of an office property in San Francisco, California, that were consummated in March 2019, and the sale of any additional office properties during 2019, are expected to cause office expenses to decline materially during the remainder of 2019. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the number and timing of such dispositions that may occur during the remainder of 2019, changes to expenses at existing properties, and any expense increases from acquisitions.
Hotel Expenses: Hotel expenses increased to $6,708,000, or by 2.4%, for the three months ended March 31, 2019, compared to $6,551,000 for the three months ended March 31, 2018.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including general and administrative expenses and fees to related party, incurred in connection with the operation of the lending business. Lending expenses increased to $1,722,000, or by 37.3%, for the three months ended March 31, 2019, compared to $1,254,000 for the three months ended March 31, 2018, primarily due to an increase in interest expense as a result of the issuance of the SBA 7(a) loan-backed notes in May 2018.
Asset Management and Other Fees to Related Parties: Asset management fees totaled $4,326,000 for the three months ended March 31, 2019, compared to $4,415,000 for the three months ended March 31, 2018. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban's assets, which are appraised in the fourth quarter of each year. The lower fees reflect a decrease in the adjusted fair value of CIM Urban's assets due to the sale of three office properties and a parking garage in Oakland, California, the sale of an office property in Washington, D.C., and the sale of an office property in San Francisco, California, all in March 2019, partially offset by net increases in the fair value of CIM Urban’s real estate assets based on the December 31, 2018 appraised values as well as incremental capital expenditures incurred in the first quarter of 2019. CIM Commercial also pays a Base Service Fee to the Administrator, a related party, which totaled $276,000 for the three months ended March 31, 2019 compared to $270,000 for the three months ended March 31, 2018. In addition, the Administrator received compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the three months ended March 31, 2019 and 2018, we expensed $570,000 and $858,000 for such services, respectively. For the three months ended March 31, 2019 and 2018, we also expensed $77,000 and $67,000, respectively, related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement Agreement. The aforementioned sales and the sale of any additional properties during 2019 are expected to cause asset management fees to decline materially during the remainder of 2019. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the number and timing of such dispositions that may occur during the remainder of 2019, changes in asset management fees related to existing properties, and any increase from acquisitions.
Interest Expense: Interest expense, which has not been allocated to our operating segments, was $3,463,000 for the three months ended March 31, 2019, a decrease of $2,986,000 compared to $6,449,000 in the corresponding period in 2018.

The decrease is primarily due to income received during the first quarter of 2019 in connection with the termination of our last two interest rate swaps; a decrease in interest expense due to the legal defeasance of mortgage loans with an aggregate outstanding principal balance of $205,500,000 in connection with the sale of three office properties and a parking garage in Oakland, California, the prepayment of a $46,000,000 mortgage loan in connection with the sale of an office property in Washington, D.C., and the assumption of a $28,200,000 mortgage loan by the buyer of an office property in San Francisco, California, all in March 2019; and a decrease in interest expense, including the impact of interest rate swaps, as a result of a lower average outstanding principal balance on our revolving credit facility during the first quarter of 2019 compared to the average outstanding principal balance on our unsecured credit and term loan facilities during the first quarter of 2018, primarily due to repayments of $10,000,000, $40,000,000, $10,000,000, and $120,000,000 in May 2018, December 2018, February 2019, and March 2019, respectively. The aforementioned reductions in our debt and any further reductions in our debt are expected to cause interest expense to decline materially during the remainder of 2019. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the timing of any further reductions in our debt, the amount and timing of future borrowings on our revolving credit facility, and the terms and amount of any new borrowings we may enter into.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $1,117,000 for the three months ended March 31, 2019, a decrease of $891,000 compared to $2,008,000 in the corresponding period in 2018. The decrease is primarily due to certain expenses related to our multifamily properties sold during the year ended December 31, 2017, which were expensed during the three months ended March 31, 2018, and a decrease in other professional fees.
Transaction Costs: Transaction costs totaled $44,000 for the three months ended March 31, 2019 and $0 for the three months ended March 31, 2018.
Depreciation and Amortization Expense: Depreciation and amortization expense was $9,630,000 for the three months ended March 31, 2019, a decrease of $3,518,000 compared to $13,148,000 for the three months ended March 31, 2018. The decrease is primarily due to the sale of three office properties and a parking garage in Oakland, California that were held for sale starting in mid-January 2019 and sold in March 2019, the sale of an office property in Washington, D.C. that was held for sale starting in late January 2019 and sold in March 2019, and an office property in San Francisco, California that was held for sale starting in late December 2018 and sold in March 2019. The aforementioned sales will, and the sale of any additional properties during 2019 would, cause depreciation and amortization expense to decline materially during the remainder of 2019. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the number and timing of such dispositions that may occur during the remainder of 2019, changes to depreciation and amortization expense at existing properties, and any depreciation and amortization expense increases due to acquisitions.
Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt was $25,071,000 for the three months ended March 31, 2019 and $0 for the three months ended March 31, 2018. In March 2019, we legally defeased mortgage loans with an aggregate outstanding principal balance of $205,500,000 in connection with the sale of three office properties and a parking garage in Oakland, California, we prepaid a $46,000,000 mortgage loan in connection with the sale of an office property in Washington, D.C., and a $28,200,000 mortgage loan was assumed by the buyer of an office property in San Francisco, California. Loss on early extinguishment of debt consists of the costs associated with the aforementioned legal defeasance, repayment, and assumption of mortgage loans, the write-off of unamortized deferred loan costs, and, with regards to the legal defeasance, the difference between the purchase price of the U.S. government securities and the outstanding principal balance of the mortgage loans that were legally defeased. The legal defeasance of a mortgage loan in connection with the sale of the property in Oakland, California, for which we have entered into a purchase and sale agreement, that is expected to close in the second quarter of 2019, will result in additional loss on early extinguishment of debt. However, the magnitude of such loss cannot be predicted as it will depend on a number of factors such as the timing of such legal defeasance and bond market conditions at the time of such legal defeasance.
Impairment of Real Estate: Impairment of real estate was $66,200,000 for the three months ended March 31, 2019 and $0 for the three months ended March 31, 2018. In May 2019, in connection with the potential sale to an unrelated third-party of 100% fee-simple interest in two office properties and one development site in Washington, D.C, we determined that the book value of these properties exceeded their estimated fair value and, as such, an impairment charge of $66,200,000 was recognized as of March 31, 2019. Our determination of fair value was based on negotiations with the third-party buyer during the potential sale.
Provision for Income Taxes: Provision for income taxes was $318,000 for the three months ended March 31, 2019 and $388,000 for the three months ended March 31, 2018.

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
In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial could borrow up to a maximum of $385,000,000. Outstanding advances under the term loan facility bore interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio, which interest rate was effectively converted to a fixed rate of 3.16% through interest rate swaps. The term loan facility had a maturity date in May 2022. On November 2, 2015, $385,000,000 was drawn under the term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. During the year ended December 31, 2017, we repaid $215,000,000 of outstanding borrowings on our unsecured term loan facility. In connection with such paydowns, we wrote off deferred loan costs of $1,988,000 and related accumulated amortization of $705,000, a proportionate amount to the borrowings being repaid. On October 30, 2018, we repaid and terminated the $170,000,000 of outstanding borrowings on our unsecured term loan facility using proceeds from our new revolving credit facility (as described below). In connection with such paydown and termination, we wrote off the remaining deferred loan costs of $1,872,000 and related accumulated amortization of $1,064,000.
In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. A portion of the net proceeds from the loans was used to repay outstanding balances under our unsecured credit facility and the remaining portion was used to repurchase shares of our Common Stock in a private repurchase in September 2016. On September 21, 2017, in connection with the sale of an office property in Los Angeles, California, one mortgage loan with an outstanding principal balance of $21,700,000, collateralized by such property, was assumed by the buyer. On March 1, 2019, additional mortgage loans with an aggregate outstanding principal balance of $205,500,000 at such time, were legally defeased in connection with the sale of the related properties. The cash outlay required for the defeasance in the net amount of $224,086,000 was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loans from the effective date of the defeasance through the date on which we could repay the loan at par. As a result of the defeasance, we recognized a loss on early extinguishment of debt of $19,290,000, which represents the sum of the difference between the purchase price of U.S. government securities of $224,086,000 and the aggregate outstanding principal balance of the mortgage loans of $205,500,000, the write-off of deferred loan costs of $637,000 and related accumulated amortization of $170,000, and transaction costs of $237,000. On March 14, 2019, in connection with the sale of an office property in San Francisco, California, one mortgage loan with an outstanding principal balance of $28,200,000 at such time was assumed by the buyer. We recognized a loss on early extinguishment of debt of $178,000 which represents the write-off of deferred loan costs of $243,000 and related accumulated amortization of $65,000.

On May 30, 2018, we completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $38,200,000 of unguaranteed SBA 7(a) loan-backed notes. The securitization uses a trust formed for the benefit of the note holders which is considered a VIE. Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 810, Consolidation, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. The SBA 7(a) loan-backed notes are collateralized solely by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of our collateralized SBA 7(a) loans, we estimate the weighted average life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%. We reflect the SBA 7(a) loans receivable as assets on our consolidated balance sheets and the SBA 7(a) loan-backed notes as debt on our consolidated balance sheets. Funds related to our SBA 7(a) loan-backed notes included in restricted cash on our consolidated balance sheets as of March 31, 2019 and December 31, 2018 were $2,418,000 and $3,174,000, respectively.

In October 2018, CIM Commercial entered into a revolving credit facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $250,000,000, subject to a borrowing base calculation. The revolving credit facility is secured by deeds of trust on certain properties. Outstanding advances under the revolving credit facility bear interest at (i) the base rate plus 0.55% or (ii) LIBOR plus 1.55%. At December 31, 2018, the variable interest rate was 4.07%. The interest rate on the first $120,000,000 of one-month LIBOR indexed variable rate borrowings on our revolving credit facility was effectively converted to a fixed rate of 3.11% through interest rate swaps until such swaps were terminated on March 11, 2019. The revolving credit facility is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions. We expect the revolving credit facility to remain in place following the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, as defined above. On October 30, 2018, we borrowed $170,000,000 on this facility to repay outstanding borrowings on our unsecured term loan facility. On December 28, 2018, we repaid $40,000,000 of outstanding borrowings on our revolving credit facility and we terminated one interest rate swap with a notional value of $50,000,000. On February 28, 2019 and March 11, 2019, we repaid $10,000,000 and $120,000,000, respectively, of outstanding borrowings on our revolving credit facility using cash on hand and net proceeds from the 2019 asset sales, and in connection with the March 11, 2019 repayment, we terminated our two remaining interest rate swaps, which had an aggregate notional value of $120,000,000. At May 6, 2019, March 31, 2019, and December 31, 2018, $0, $0 and $130,000,000, respectively, was outstanding under the revolving credit facility and approximately $226,000,000, $226,000,000, and $91,000,000, respectively, was available for future borrowings. The revolving credit facility is not subject to any financial covenants, but is subject to a borrowing base calculation that determines the amount we can borrow.

On March 1, 2019, in connection with the sale of an office property in Washington, D.C., we prepaid the related mortgage loan with an outstanding principal balance of $46,000,000 at such time, using proceeds from the sale. As a result, we recognized a loss on early extinguishment of debt of $5,603,000, which represents a prepayment penalty of $5,325,000 and the write-off of deferred financing costs of $537,000 and related accumulated amortization of $259,000.
We have an effective registration statement with the SEC with respect to the offer and sale of up to $900,000,000 of Series A Preferred Units, with each Series A Preferred Unit consisting of (i) one share of Series A Preferred Stock, par value $0.001 per share, of the Company with an initial stated value of $25.00 per share, subject to adjustment, and (ii) one Series A Preferred Warrant to purchase 0.25 of a share of Common Stock. The registration statement allows us to sell up to a maximum of 36,000,000 Series A Preferred Units. Holders of Series A Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the Series A Preferred Stock Stated Value (i.e. the equivalent of $0.34375 per share per quarter). The exercise price of each Series A Preferred Warrant is at a 15.0% premium to the per share estimated NAV of our Common Stock (as most recently published and designated as the Applicable NAV by us at the time of each issuance of Series A Preferred Warrants). As of March 31, 2019, we had issued 3,159,029 Series A Preferred Units and received net proceeds of $72,317,000 after commissions, fees and allocated costs. As of March 31, 2019, 9,105 shares of Series A Preferred Stock had been redeemed.
On November 21, 2017, we issued 8,080,740 shares of Series L Preferred Stock and received net proceeds of $207,845,000 after commissions, fees, allocated costs, and a discount. Each share of Series L Preferred Stock has a stated value of $28.37 per share, subject to adjustment. Holders of Series L Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series L Preferred Stock at an annual rate of 5.5% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year), with the first distribution paid in January 2019 for the period from the date of issuance through December 31, 2018. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.0% per year, up to a maximum rate of 8.5%.
We have used and may use a portion of our unrestricted cash, which at March 31, 2019 and December 31, 2018 was $299,429,000 and $54,931,000, respectively, and net proceeds from the Asset Sale that close subsequent to March 31, 2019 to repay balances on certain of the Company’s indebtedness. Upon completion of the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, we expect to continue to have substantial unrestricted cash and or borrowing capacity.

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

Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, capital expenditures, refinancing of indebtedness, SBA 7(a) loan originations, paying distributions on our Preferred Stock or any other preferred stock we may issue, redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock) and distributions on our Common

Stock. We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through one or more of the methods described in the immediately preceding paragraph. These sources of funding may not be available on attractive terms or at all. If we cannot obtain additional funding for our long-term liquidity needs, our assets may generate lower cash flows or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so and could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
Available Borrowings, Cash Balances and Capital Resources
We have typically financed our capital needs through offerings of shares of Preferred Stock, long-term secured mortgages, unsecured term loan facilities, unsecured or secured short-term credit facilities, and cash flows from operations. As of March 31, 2019 and December 31, 2018, we had total indebtedness, exclusive of debt included in liabilities associated with assets held for sale, net, of $165,550,000 and $588,671,000, respectively. As of May 6, 2019, March 31, 2019 and December 31, 2018, $0, $0 and $130,000,000, respectively, was outstanding under our revolving credit facility and approximately $226,000,000, $226,000,000 and $91,000,000, respectively, was available for future borrowings.
Cash Flow Analysis
Our cash and cash equivalents and restricted cash, inclusive of cash and restricted cash associated with assets held for sale, net, totaled $311,912,000 and $78,198,000 at March 31, 2019 and December 31, 2018, respectively. Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the ADR of our hotel, the collectability of rent and recoveries from our tenants, and loan related activity. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities totaled $14,709,000 for the three months ended March 31, 2019 compared to $17,708,000 for the three months ended March 31, 2018. The decrease was primarily due to a decrease of $5,827,000 in proceeds from the sale of guaranteed loans and a decrease of $4,852,000 resulting from a higher level of working capital used compared to the prior period, partially offset by a decrease of $6,178,000 in loans funded.
Our cash flows from investing activities are primarily related to property acquisitions and sales, expenditures for development and redevelopment projects, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash provided by investing activities for the three months ended March 31, 2019 was $641,692,000 compared to net cash used in investing activities of $115,349,000 in the corresponding period in 2018. The increase was primarily due to $652,891,000 of cash generated from the sale of real estate during the three months ended March 31, 2019 compared to an outflow of $112,048,000 for the acquisition of real estate during the three months ended March 31, 2018, partially offset by an increase of $8,504,000 in cash used to fund additions to investments in real estate.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash used in financing activities for the three months ended March 31, 2019 was $422,687,000 compared to cash provided by financing activities of $11,517,000 in the corresponding period in 2018. We had net payments inclusive of secured borrowings of the lending business, of $179,383,000 for the three months ended March 31, 2019, compared with net borrowings of $10,263,000 for the three months ended March 31, 2018. Additionally, for the three months ended March 31, 2019, we had an outflow of $224,086,000 for investments in marketable securities in connection with the legal defeasance of certain mortgage loans and an outflow of $5,562,000 for prepayment penalties and other payments related to the early extinguishment of debt in connection with our Asset Sale. Dividends of $20,409,000 for the three months ended March 31, 2019, which include an annual Series L dividend of $14,045,000 paid in January 2019, were sourced from cash provided by operating activities and cash on hand at the beginning of the period, while dividends of $7,297,000 for the three months ended March 31, 2018 were sourced from cash provided by operating activities. Proceeds from the issuance of our Series A Preferred Units were $7,028,000 during the three months ended March 31, 2019 compared to $8,992,000 in the corresponding period in 2018.

Summarized Contractual Obligations, Commitments and Contingencies
The following summarizes our contractual obligations at March 31, 2019:

	Payments Due by Period
Contractual Obligations (1)	Total	2019	2020 - 2021	2022 - 2023	Thereafter
	(in thousands)
Debt:
Mortgage payable	$97,100	$—	$—	$—	$97,100
Other (2) (3)	57,568	525	4,359	4,600	48,084
Secured borrowings (3)	15,653	424	1,217	1,355	12,657
Interest and fees:
Debt (4)	73,673	6,799	16,526	15,289	35,059
Other Contractual Obligations:
Borrower advances	3,705	3,705	—	—	—
Loan commitments	14,548	14,548	—	—	—
Tenant improvements	6,067	3,532	1,690	845	—
Operating leases	298	192	106	—	—
Total contractual obligations	$268,612	$29,725	$23,898	$22,089	$192,900

(1)	Excludes contractual obligations related to 1333 Broadway, which is classified as held for sale as of March 31, 2019.

(2)	Represents the junior subordinated notes and SBA 7(a) loan-backed notes.

(3)
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

(4)
Excludes premiums and discounts. For the mortgage payable and junior subordinated notes, the interest expense is calculated based on the effective interest rate on the related debt. For our revolving credit facility, we use the balance outstanding and the applicable rates in effect at March 31, 2019 to calculate the unused commitment fees. For our secured borrowings related to our government guaranteed loans, we use the variable rate in effect at March 31, 2019.

Off-Balance Sheet Arrangements
At March 31, 2019, we did not have any off-balance sheet arrangements.
Recently Issued Accounting Pronouncements
Our recently issued accounting pronouncements are described in Note 2 to the consolidated financial statements included in this Form 10-Q.
Dividends
Holders of Series A Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter). Dividends on each share of Series A Preferred Stock begin accruing on, and are cumulative from, the date of issuance. Dividends are payable on the 15th day of the month, or if such day is not a business day, on the first business day thereafter, following the quarter for which the dividend was declared. We expect to pay dividends on our Series A Preferred Stock quarterly, unless our results of operations, our general financing conditions, general economic conditions, applicable provisions of the Maryland General Corporation Law ("MGCL") or other factors make it imprudent to do so. The timing and amount of such dividends will be determined by our Board of Directors, in its sole discretion, and may vary from time to time.

Cash dividends declared on our Series A Preferred Stock for the three months ended March 31, 2019 consist of the following:

Declaration Date	Payment Date	Number of Shares	Cash Dividends Declared
			(in thousands)
February 20, 2019	April 15, 2019	3,149,924	$1,010
Holders of Series L Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series L Preferred Stock at an annual rate of 5.5% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year). Dividends on each share of Series L Preferred Stock began accruing on, and are cumulative from, the date of issuance. Cash dividends on shares of Series L Preferred Stock are paid annually, with the first distribution paid in January 2019 for the period from the date of issuance through December 31, 2018. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.0% per year, up to a maximum rate of 8.5%.
Accumulated cash dividends on our Series L Preferred Stock for the three months ended March 31, 2019 are included in the numerator for purposes of calculating basic and diluted net income (loss) attributable to common stockholders per share and consist of the following:

Accumulation Period			Dividends
Start Date	End Date	Number of Shares	Accumulated
			(in thousands)
January 1, 2019	March 31, 2019	8,080,740	$3,152
Holders of our Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by us out of legally available funds. In determining our dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. In connection with the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, the Company has been reevaluating, and will continue to evaluate, the dividend policy on its Common Stock.

Cash dividends per share of Common Stock declared during the three months ended March 31, 2019 consist of the following:

Declaration Date	Payment Date	Type	Cash Dividend Per Common Share
February 20, 2019	March 25, 2019	Regular Quarterly	$0.12500

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using a rate of 4.27% at March 31, 2019, and rates ranging from 4.62% to 4.64% at December 31, 2018. Mortgages payable, exclusive of debt included in liabilities associated with assets held for sale, net, with book values of $96,906,000 and $386,923,000 as of March 31, 2019 and December 31, 2018, respectively, have fair values of approximately $96,331,000 and $377,364,000, respectively.
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. At March 31, 2019 and December 31, 2018 (excluding premiums, discounts, and debt issuance costs, including debt included in liabilities associated with assets held for sale, net, and before the impact related to the interest rate swaps, as applicable), $136,600,000 (or 65.1%) and $416,300,000 (or 66.8%) of our debt, respectively, was fixed rate mortgage loans, and $73,221,000 (or 34.9%) and $206,604,000 (or 33.2%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding at March 31, 2019 and December 31, 2018, and before the impact of the interest rate swaps, as applicable, a 12.5 basis point change in LIBOR would result in an annual impact to our earnings of approximately $92,000 and $258,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt or the impact of interest rate swaps, as applicable.
In order to manage financing costs and interest rate exposure related to our one-month LIBOR indexed variable rate borrowings, on August 13, 2015, we entered into ten interest rate swap agreements with multiple counterparties totaling $385,000,000 of notional value. These swap agreements became effective on November 2, 2015. These interest rate swaps effectively converted the interest rate on our one-month LIBOR indexed variable rate interest payments into a fixed weighted average rate of 1.563% plus the credit spread, which was 1.55% at December 31, 2018, or an all-in rate of 3.11%. During the year ended December 31, 2017, we repaid $215,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated seven interest rate swaps with an aggregate notional value of $215,000,000, and we received termination payments, net of fees, of $973,000. On December 28, 2018, we repaid $40,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated one interest rate swap with a notional value of $50,000,000, and we received a termination payment, net of fees, of $684,000. On March 11, 2019, we repaid $120,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated our two remaining interest rate swaps with an aggregate notional value of $120,000,000, and we received aggregate termination payments, net of fees, of $1,302,000. For a description of our derivative contracts, see Note 12 to our consolidated financial statements included in this report.

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of March 31, 2019, our Principal Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and include controls and procedures designed to ensure the information required to be disclosed by the Company in such reports is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

10.2
Assignment Agreement, dated as of January 1, 2019, by and among CIM Capital, LLC (formerly known as CIM Investment Advisors, LLC, CIM Capital Controlled Company Management, LLC, CIM Capital RE Debt Management, LLC, CIM Capital Real Property Management, LLC and CIM Capital Securities Management, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019).

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
10.1
Amended and Restated Purchase and Sale Agreement, dated as of February 27, 2019, among CIM/Oakland 1901 Harrison, LP, CIM/Oakland 2353 Webster, LP, CIM/Oakland Center 21, LP and SOF-XI U.S. MAR Acquisitions, L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2019).

10.2
Assignment Agreement, dated as of January 1, 2019, by and among CIM Capital, LLC (formerly known as CIM Investment Advisors, LLC, CIM Capital Controlled Company Management, LLC, CIM Capital RE Debt Management, LLC, CIM Capital Real Property Management, LLC and CIM Capital Securities Management, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019).

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

CIM COMMERCIAL TRUST CORPORATION
Dated: May 13, 2019	By:	/s/ DAVID THOMPSON David Thompson Chief Executive Officer

Dated: May 13, 2019	By:	/s/ NATHAN D. DEBACKER Nathan D. DeBacker Chief Financial Officer