Form 10-Q
period 2019-06-30
CIM Commercial Trust Corp
filed 2019-08-08
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
As of August 6, 2019, the Registrant had outstanding 43,806,721 shares of common stock, par value $0.001 per share. On August 8, 2019, the Registrant announced a 1-for-3 reverse stock split on its common stock, to be effective on September 3, 2019. Unless otherwise stated, none of the share or per share amounts in this report reflect the effect of such reverse stock split.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

PART I
Financial Information

Item 1.
Financial Statements

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investments in real estate, net	$504,302	$1,040,937
Cash and cash equivalents	373,665	54,931
Restricted cash	10,824	22,512
Loans receivable, net	72,485	83,248
Accounts receivable, net	4,821	6,640
Deferred rent receivable and charges, net	33,158	84,230
Other intangible assets, net	8,252	9,531
Other assets	10,069	18,197
Assets held for sale, net (Note 3)	178,927	22,175
TOTAL ASSETS	$1,196,503	$1,342,401
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$162,337	$588,671
Accounts payable and accrued expenses	13,288	41,598
Intangible liabilities, net	1,938	2,872
Due to related parties	6,775	10,951
Other liabilities	9,357	16,535
Liabilities associated with assets held for sale, net (Note 3)	3,245	28,766
Total liabilities	196,940	689,393
COMMITMENTS AND CONTINGENCIES (Note 15)
REDEEMABLE PREFERRED STOCK: Series A, $0.001 par value; 36,000,000 shares authorized; 1,460,245 and 1,459,045 shares issued and outstanding, respectively, at June 30, 2019 and 1,566,386 and 1,565,346 shares issued and outstanding, respectively, at December 31, 2018; liquidation preference of $25.00 per share, subject to adjustment	33,303	35,733
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 36,000,000 shares authorized; 2,154,248 and 2,142,676 shares issued and outstanding, respectively, at June 30, 2019 and 1,287,169 and 1,281,804 shares issued and outstanding, respectively, at December 31, 2018; liquidation preference of $25.00 per share, subject to adjustment	53,327	31,866
Series L cumulative redeemable preferred stock, $0.001 par value; 9,000,000 shares authorized; 8,080,740 shares issued and outstanding at June 30, 2019 and December 31, 2018; liquidation preference of $28.37 per share, subject to adjustment	229,251	229,251
Common stock, $0.001 par value; 900,000,000 shares authorized; 43,805,741 and 43,795,073 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	44	44
Additional paid-in capital	788,655	790,354
Accumulated other comprehensive income	—	1,806
Distributions in excess of earnings	(105,634)	(436,883)
Total stockholders' equity	965,643	616,438
Noncontrolling interests	617	837
Total equity	966,260	617,275
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$1,196,503	$1,342,401
           The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
REVENUES:
Rental and other property income	$22,419	$37,825	$56,000	$72,969
Hotel income	9,549	10,160	19,353	19,849
Interest and other income	4,888	3,559	8,780	7,020
	36,856	51,544	84,133	99,838
EXPENSES:
Rental and other property operating	15,658	20,765	35,911	38,681
Asset management and other fees to related parties	4,288	6,143	10,174	12,354
Interest	2,550	6,811	6,595	13,444
General and administrative	1,621	1,915	3,409	5,291
Transaction costs	216	344	260	344
Depreciation and amortization	7,185	13,325	16,815	26,473
Loss on early extinguishment of debt (Note 7)	4,911	—	29,982	—
Impairment of real estate (Note 3)	2,800	—	69,000	—
	39,229	49,303	172,146	96,587
Gain on sale of real estate (Note 3)	55,221	—	432,802	—
INCOME BEFORE PROVISION FOR INCOME TAXES	52,848	2,241	344,789	3,251
Provision for income taxes	281	292	599	680
NET INCOME	52,567	1,949	344,190	2,571
Net (income) loss attributable to noncontrolling interests	(1)	(12)	173	(16)
NET INCOME ATTRIBUTABLE TO THE COMPANY	52,566	1,937	344,363	2,555
Redeemable preferred stock dividends declared or accumulated (Note 10)	(4,302)	(3,814)	(8,464)	(7,459)
Redeemable preferred stock redemptions (Note 10)	(4)	1	(8)	2
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$48,260	$(1,876)	$335,891	$(4,902)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$1.10	$(0.04)	$7.67	$(0.11)
Diluted	$1.07	$(0.04)	$7.36	$(0.11)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	43,791	43,791	43,793	43,788
Diluted	45,853	43,791	45,804	43,788
   The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
NET INCOME	$52,567	$1,949	$344,190	$2,571
Other comprehensive income (loss): cash flow hedges	—	407	(1,806)	1,590
COMPREHENSIVE INCOME	52,567	2,356	342,384	4,161
Comprehensive (income) loss attributable to noncontrolling interests	(1)	(12)	173	(16)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$52,566	$2,344	$342,557	$4,145
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts)

	Six Months Ended June 30, 2019
	Common Stock		Preferred Stock
			Series A		Series L
	Shares	Par Value	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Earnings	Non-controlling Interests	Total Equity
	(Unaudited)
Balances, December 31, 2018	43,795,073	$44	1,281,804	$31,866	8,080,740	$229,251	$790,354	$1,806	$(436,883)	$837	$617,275
Stock-based compensation expense	—	—	—	—	—	—	38	—	—	—	38
Common dividends ($0.125 per share)	—	—	—	—	—	—	—	—	(5,474)	—	(5,474)
Issuance of Series A Preferred Warrants	—	—	—	—	—	—	9	—	—	—	9
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	—	—	—	(1,010)	—	(1,010)
Reclassification of Series A Preferred Stock to permanent equity	—	—	389,577	9,712	—	—	(822)	—	—	—	8,890
Redemption of Series A Preferred Stock	—	—	(1,500)	(37)	—	—	(1)	—	—	—	(38)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(1,806)	—	—	(1,806)
Net income (loss)	—	—	—	—	—	—	—	—	291,797	(174)	291,623
Balances, March 31, 2019	43,795,073	$44	1,669,881	$41,541	8,080,740	$229,251	$789,578	$—	$(151,570)	$663	$909,507
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(47)	(47)
Stock-based compensation expense	10,668	—	—	—	—	—	44	—	—	—	44
Common dividends ($0.125 per share)	—	—	—	—	—	—	—	—	(5,476)	—	(5,476)
Issuance of Series A Preferred Warrants	—	—	—	—	—	—	31	—	—	—	31
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	—	—	—	(1,150)	—	(1,150)
Reclassification of Series A Preferred Stock to permanent equity	—	—	474,462	11,827	—	—	(1,002)	—	—	—	10,825
Redemption of Series A Preferred Stock	—	—	(1,667)	(41)	—	—	4	—	(4)	—	(41)
Net income	—	—	—	—	—	—	—	—	52,566	1	52,567
Balances, June 30, 2019	43,805,741	$44	2,142,676	$53,327	8,080,740	$229,251	$788,655	$—	$(105,634)	$617	$966,260

(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Continued)
(In thousands, except share and per share amounts)

	Six Months Ended June 30, 2018
	Common Stock		Preferred Stock
			Series A		Series L
	Shares	Par Value	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Earnings	Non-controlling Interests	Total Equity
	(Unaudited)
Balances, December 31, 2017	43,784,939	$44	60,592	$1,508	8,080,740	$229,251	$792,631	$1,631	$(399,250)	$890	$626,705
Stock-based compensation expense	—	—	—	—	—	—	38	—	—	—	38
Common dividends ($0.125 per share)	—	—	—	—	—	—	—	—	(5,473)	—	(5,473)
Issuance of Series A Preferred Warrants	—	—	—	—	—	—	17	—	—	—	17
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	—	—	—	(493)	—	(493)
Reclassification of Series A Preferred Stock to permanent equity	—	—	82,841	2,060	—	—	(175)	—	—	—	1,885
Redemption of Series A Preferred Stock	—	—	—	—	—	—	1	—	—	—	1
Other comprehensive income	—	—	—	—	—	—	—	1,183	—	—	1,183
Net income	—	—	—	—	—	—	—	—	618	4	622
Balances, March 31, 2018	43,784,939	$44	143,433	$3,568	8,080,740	$229,251	$792,512	$2,814	$(404,598)	$894	$624,485
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(67)	(67)
Stock-based compensation expense	10,134	—	—	—	—	—	48	—	—	—	48
Common dividends ($0.125 per share)	—	—	—	—	—	—	—	—	(5,474)	—	(5,474)
Issuance of Series A Preferred Warrants	—	—	—	—	—	—	23	—	—	—	23
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	—	—	—	(662)	—	(662)
Reclassification of Series A Preferred Stock to permanent equity	—	—	164,077	4,069	—	—	(339)	—	—	—	3,730
Redemption of Series A Preferred Stock	—	—	—	—	—	—	1	—	—	—	1
Other comprehensive income	—	—	—	—	—	—	—	407	—	—	407
Net income	—	—	—	—	—	—	—	—	1,937	12	1,949
Balances, June 30, 2018	43,795,073	$44	307,510	$7,637	8,080,740	$229,251	$792,245	$3,221	$(408,797)	$839	$624,440
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$344,190	$2,571
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent and amortization of intangible assets, liabilities and lease inducements	(999)	(2,807)
Depreciation and amortization	16,815	26,473
Reclassification from AOCI to interest expense	(1,806)	—
Reclassification from other assets to interest expense for swap termination	1,421	—
Change in fair value of swaps	209	—
Gain on sale of real estate	(432,802)	—
Impairment of real estate	69,000	—
Loss on early extinguishment of debt	29,982	—
Straight-line rent expense	—	(18)
Amortization of deferred loan costs	590	386
Amortization of premiums and discounts on debt	(10)	(109)
Unrealized premium adjustment	1,007	1,436
Amortization and accretion on loans receivable, net	(247)	(168)
Bad debt (recovery) expense	(63)	151
Deferred income taxes	(9)	21
Stock-based compensation	82	86
Loans funded, held for sale to secondary market	(13,892)	(21,345)
Proceeds from sale of guaranteed loans	23,826	29,098
Principal collected on loans subject to secured borrowings	461	1,501
Other operating activity	(386)	(525)
Changes in operating assets and liabilities:
Accounts receivable and interest receivable	817	4,340
Other assets	2,074	(2,283)
Accounts payable and accrued expenses	(2,208)	(861)
Deferred leasing costs	(934)	(1,341)
Other liabilities	(7,142)	(82)
Due to related parties	(3,739)	389
Net cash provided by operating activities	26,237	36,913
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(16,103)	(8,053)
Acquisition of real estate	—	(112,048)
Proceeds from sale of real estate, net	765,116	—
Loans funded	(4,631)	(7,115)
Principal collected on loans	4,254	6,389
Other investing activity	319	76
Net cash provided by (used in) investing activities	748,955	(120,751)

(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of unsecured revolving lines of credit, revolving credit facility and term note	(130,000)	—
Payment of mortgages payable	(46,000)	—
Investments in marketable securities in connection with the legal defeasance of mortgages payable	(268,194)	—
Payment of principal on SBA 7(a) loan-backed notes	(6,397)	(597)
Proceeds from SBA 7(a) loan-backed notes	—	38,200
Payment of principal on secured borrowings	(461)	(1,501)
Prepayment penalties and other payments for early extinguishment of debt	(5,660)	—
Proceeds from secured borrowings	—	772
Payment of deferred preferred stock offering costs	(336)	(857)
Payment of deferred loan costs	(34)	(1,071)
Payment of other deferred costs	(195)	—
Payment of common dividends	(10,950)	(10,947)
Payment of special cash dividends	—	(1,575)
Net proceeds from issuance of Series A Preferred Warrants	40	40
Net proceeds from issuance of Series A Preferred Stock	17,481	19,923
Payment of preferred stock dividends	(15,945)	(742)
Redemption of Series A Preferred Stock	(153)	(66)
Noncontrolling interests' distributions	(47)	(67)
Net cash (used in) provided by financing activities	(466,851)	41,512
Change in cash balances included in assets held for sale	(1,295)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	307,046	(42,326)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	77,443	156,318
End of period	$384,489	$113,992
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$373,665	$91,192
Restricted cash	10,824	22,800
Total cash and cash equivalents and restricted cash	$384,489	$113,992
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$8,499	$13,124
Federal income taxes paid	$700	$247
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additions to investments in real estate included in accounts payable and accrued expenses	$1,292	$11,835
Net increase in fair value of derivatives applied to other comprehensive income	$—	$1,590
Additions to deferred costs included in accounts payable and accrued expenses	$79	$276
Additions to preferred stock offering costs included in accounts payable and accrued expenses	$355	$334
Accrual of dividends payable to preferred stockholders	$1,150	$662
Preferred stock offering costs offset against redeemable preferred stock in temporary equity	$122	$140
Reclassification of Series A Preferred Stock from temporary equity to permanent equity	$19,715	$5,615
Reclassification of loans receivable, net to real estate owned	$243	$—
Establishment of right-of use asset and lease liability	$362	$—
Marketable securities transferred in connection with the legal defeasance of mortgages payable	$268,194	$—
Mortgage notes payable legally defeased	$245,000	$—
Mortgage note assumed in connection with our sale of real estate	$28,200	$—
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

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
On August 8, 2019, the Registrant announced a 1-for-3 reverse stock split on its common stock, to be effective on September 3, 2019 (the "Reverse Stock Split"). Unless otherwise stated, none of the share or per share amounts in this report reflect the effect of the Reverse Stock Split.
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
Interim Financial Information—The accompanying interim consolidated financial statements of CIM Commercial have been prepared by our management in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Our accompanying interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 18, 2019.
Principles of Consolidation—The consolidated financial statements include the accounts of CIM Commercial and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

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
We capitalize project costs, including pre-construction costs, interest expense, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, or construction of a project, while activities are ongoing to prepare an asset for its intended use. Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.
Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Ordinary repairs and maintenance are expensed as incurred.
Investments in real estate are evaluated for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two of the impairment testing under GAAP is based on either the income approach, with market discount rate, terminal capitalization rate and rental rate assumptions being most critical to such analysis, or on the sales comparison approach to similar properties. Assets held for sale are reported at the lower of the asset's carrying amount or fair value, less costs to sell. For the three and six months ended June 30, 2019, we recognized impairment of long-lived assets of $2,800,000 and $69,000,000, respectively (Note 3). For the three and six months ended June 30, 2018, we recognized no impairment of long-lived assets.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

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
For the three and six months ended June 30, 2019 and 2018, we recognized rental income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Rental and other property income
Fixed lease payments (1)	$20,640	$34,114	$51,536	$67,315
Variable lease payments (2)	1,779	3,711	4,464	5,654
Rental and other property income	$22,419	$37,825	$56,000	$72,969

(1)
Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above-market leases, below-market leases and lease incentives.

(2)	Variable lease payments include expense reimbursements billed to tenants and percentage rent, net of bad debt expense from our operating leases.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

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
We recognized hotel income of $9,549,000 and $10,160,000 for the three months ended June 30, 2019 and 2018, respectively, and $19,353,000 and $19,849,000 for the six months ended June 30, 2019 and 2018, respectively. Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 18:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Hotel properties
Hotel income	$9,549	$10,160	$19,353	$19,849
Rental and other property income	736	733	1,472	1,496
Interest and other income	45	54	94	93
Hotel revenues	$10,330	$10,947	$20,919	$21,438
Tenant recoveries outside of the lease agreements
Tenant recoveries outside of the lease agreements are related to construction projects in which our tenants have agreed to fully reimburse us for all costs related to construction. These services include architectural, permit expediter and construction services. At inception of the contract with the customer, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate. While these individual services are distinct, in the context of the arrangement with the customer, all of these services are bundled together and represent a single package of construction services requested by the customer. The Company satisfies its performance obligation and recognizes revenues associated with these services over time as the construction is completed. Amounts recognized for tenant recoveries outside of the lease agreements were $0 and $275,000 for the three months ended June 30, 2019 and 2018, respectively, and $205,000 and $278,000 for the six months ended June 30, 2019 and 2018, respectively, which are included in interest and other income on the consolidated statements of

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

operations. As of June 30, 2019, there were no remaining performance obligations associated with tenant recoveries outside of the lease agreements.
Loans Receivable—Our loans receivable are carried at their unamortized principal balance less unamortized acquisition discounts and premiums, retained loan discounts and loan loss reserves. For loans originated under the Small Business Administration's ("SBA") 7(a) Guaranteed Loan Program ("SBA 7(a) Program"), we sell the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by us is valued on a fair value basis and a discount is recorded as a reduction in basis of the retained portion of the loan. Unamortized retained loan discounts were $7,557,000 and $7,234,000 as of June 30, 2019 and December 31, 2018, respectively.
At the Acquisition Date, the carrying value of our loans was adjusted to estimated fair market value and acquisition discounts of $33,907,000 were recorded, which are being accreted to interest and other income using the effective interest method. We sold substantially all of our commercial mortgage loans with unamortized acquisition discounts of $15,951,000 to an unrelated third-party in December 2015. Acquisition discounts of $808,000 and $884,000 remained as of June 30, 2019 and December 31, 2018, respectively.
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
On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers' business models and future operations in accordance with Accounting Standards Codification ("ASC") 450-20, Contingencies—Loss Contingencies, and ASC 310-10, Receivables. For the three and six months ended June 30, 2019, we recorded $1,000 and $58,000, respectively, of impairment on our loans receivable. For the three and six months ended June 30, 2018, we recorded no impairment on our loans receivable. We establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, we establish the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.
Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred leasing costs, deferred offering costs (Note 10) and other deferred costs. Deferred rent receivable is $18,531,000 and $52,366,000 at June 30, 2019 and December 31, 2018, respectively. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs of $16,588,000 and $51,152,000 are presented net of accumulated amortization of $6,775,000 and $23,910,000 at June 30, 2019 and December 31, 2018, respectively. Deferred offering costs represent direct costs incurred in connection with our offering of Series A Preferred Units (as defined in Note 10), excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other offering fees and expenses. For a specific issuance of Series A Preferred Units, issuance-specific offering costs are recorded as a reduction of proceeds raised on the issuance date. Offering costs incurred but not directly related to a specifically identifiable closing are deferred. Deferred offering costs are first allocated to each issuance on a pro-rata basis equal to the ratio of Series A Preferred Units issued in an issuance to the maximum number of Series A Preferred Units that are expected to be issued. Then, the issuance-specific offering costs and the deferred offering costs allocated to such issuance are further allocated to the Series A Preferred Stock (as defined in Note 10) and Series A Preferred Warrants (as defined in Note 10) issued in such issuance based on the relative fair value of the instruments on the date of issuance. The deferred offering costs allocated to the Series A Preferred Stock and Series A Preferred Warrants are reductions to temporary equity and permanent equity, respectively. Deferred offering costs of $4,610,000 and $4,213,000 related to our offering of Series A Preferred Units are included in deferred rent receivable and

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

charges at June 30, 2019 and December 31, 2018, respectively. Other deferred costs are $204,000 and $409,000 at June 30, 2019 and December 31, 2018, respectively.
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
Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation. With the adoption of Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) and the election of the lessor practical expedient not to separate lease and non-lease components, $2,940,000 and $4,391,000 of expense reimbursements were reclassified as rental and other property income on the consolidated statements of operations for the three and six months ended June 30, 2018, respectively, and $411,000 and $569,000 of non-lease component expense reimbursements recognized under the revenue recognition guidance were reclassified as interest and other income on the consolidated statements of operations for the three and six months ended June 30, 2018, respectively. Under the new leasing guidance, bad debt expense associated with changes in the collectability assessment for operating leases shall be recorded as adjustments to rental and other property income rather than rental and other property operating expenses. The impact of this

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

reclassification resulted in a $15,000 and $119,000 reclassification from rental and other property expenses to rental and other property income on the consolidated statements of operations for the three and six months ended June 30, 2018, respectively.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018.
The guidance provides a package of transition practical expedients, which must be elected as a package and applied consistently by an entity to all of its leases (including those for which the entity is a lessee or a lessor) when applying this guidance to leases that commenced before the effective date of January 1, 2019: (1) An entity need not reassess whether any expired or existing contracts are or contain leases; (2) an entity need not reassess the lease classification for any expired or existing leases (that is, all leases that were classified as operating leases prior to January 1, 2019 remain classified as operating leases); and (3) an entity need not reassess initial direct costs for any existing leases. The Company has elected all the aforementioned transition practical expedients, including the expedients provided under ASU 2018-11.

From a lessee's perspective, the Company has determined that there is one office lease for our lending segment that is material to the consolidated balance sheet. Based on our assessment, the lease has been classified as an operating lease and the Company recorded approximately $362,000 as a right-of-use asset and lease liability on the consolidated balance sheet on the effective date of January 1, 2019. As of June 30, 2019, the right-of-use asset and lease liability balance was approximately $234,000.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity. The amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU No. 2018-19, Financial Instruments-Credit Losses (Topic 326): Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarified that receivables arising from operating leases are not within the scope of the credit losses standards. In April 2019, the FASB issued ASU 2019-04, Financial Instruments-Credit Losses (Topic 326): Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarified the following: (i) an entity’s estimate of expected credit losses should include expected recoveries of financial assets, including recoveries of amounts expected to be written off and those previously written off, and (ii) an entity should consider contractual extension or renewal options that it cannot unconditionally cancel when determining the contractual term over which expected credit losses are measured. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which allows entities to irrevocably elect the fair value option for existing financial assets on an instrument-by-instrument basis upon adoption of ASU 2016-13. Except for existing held-to-maturity debt securities, the alternative is available for all instruments in the scope of ASC 326-20 that are eligible for the fair value option in ASC 825-10. If an entity elects the fair value option, it will recognize a cumulative-effect adjustment for the difference between the fair value of the instrument and its carrying value. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2019. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018. We are currently in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

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
2019 Transactions—There were no acquisitions during the six months ended June 30, 2019.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

We sold 100% fee-simple interests in the following properties to unrelated third-parties during the six months ended June 30, 2019. Transaction costs related to these sales were expensed as incurred.

Property	Asset Type	Date of Sale	Square Feet	Sales Price	Transaction Costs	Gain on Sale
				(in thousands)
March Oakland Properties, Oakland, CA (1)	Office / Parking Garage	March 1, 2019	975,596	$512,016	$8,971	$289,779
830 1st Street, Washington, D.C.	Office	March 1, 2019	247,337	116,550	2,438	45,710
260 Townsend Street, San Francisco, CA	Office	March 14, 2019	66,682	66,000	2,539	42,092
1333 Broadway, Oakland, CA	Office	May 16, 2019	254,523	115,430	658	55,221
				$809,996	$14,606	$432,802

(1)	The "March Oakland Properties" consist of 1901 Harrison Street, 2100 Franklin Street, 2101 Webster Street, and 2353 Webster Street Parking Garage.

The results of operations of the properties we sold have been included in the consolidated statements of operations through each property's respective disposition date. The following is the detail of the carrying amounts of assets and liabilities at the time of the sales of the properties that occurred during the six months ended June 30, 2019:

(in thousands)
Assets
Investments in real estate, net	$318,918
Deferred rent receivable and charges, net	41,280
Other intangible assets, net	316
Total assets	$360,514
Liabilities
Debt, net (1) (2)	$318,072
Total liabilities	$318,072

(1)	Debt is presented net of deferred loan costs of $1,704,000 and accumulated amortization of $576,000.

(2)
A mortgage loan with an outstanding principal balance of $28,200,000 was assumed by the buyer in connection with the sale of our property in San Francisco, California. A mortgage loan with an outstanding principal balance of $46,000,000 was prepaid in connection with the sale of our property in Washington, D.C. that was collateral for the loan. Mortgage loans with an aggregate outstanding principal balance of $205,500,000 were legally defeased in connection with the sale of the March Oakland Properties that were collateral for the loans. A mortgage loan with an outstanding principal balance of $39,500,000 was legally defeased in connection with the sale in May 2019 of our property in Oakland, California that was collateral for the loan.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

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

The results of operations of the property we acquired during the six months ended June 30, 2018 have been included in the consolidated statements of operations from the date of acquisition. The purchase price of the acquisition completed during the six months ended June 30, 2018 was less than 10% of our total assets as of the most recent annual consolidated financial statements filed at or prior to the date of acquisition. The fair value of the net assets acquired for the aforementioned acquisition during the six months ended June 30, 2018 are as follows:

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

In connection with our negotiation of an agreement with an unrelated third-party for the sale of 100% fee-simple interests in two office properties located at 899 and 999 N Capitol Street and one development site located at 901 N Capitol Street, all in Washington, D.C., we determined that the book values of such properties exceeded their estimated fair values and recognized an impairment charge of $66,200,000 during the three months ended March 31, 2019 under the held-and-used impairment model. Following our signing the agreement for the sale of the aforementioned properties and our receipt of a non-refundable deposit in respect of their sale in June 2019, such properties were classified as held for sale as of June 30, 2019 and

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

we recognized an additional impairment charge of $2,800,000 under the held-for-sale impairment model. As such, $2,800,000 and $69,000,000 was recognized during the three and six months ended June 30, 2019, respectively. Our determination of the fair values of these properties was based on negotiations with the third-party buyer and the contract sales price. The sale of such properties closed in July 2019 and we expect to recognize a gain on sale of approximately $200,000.

The following is the detail of the carrying amounts of assets and liabilities for the office properties that are classified as held for sale on our consolidated balance sheets as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(in thousands)
Assets
Investments in real estate, net (1)	$157,608	$17,123
Cash and cash equivalents	2,050	755
Accounts receivable, net	1,075	41
Deferred rent receivable and charges, net (2)	13,992	4,009
Other intangible assets, net (3)	—	220
Other assets (4)	4,202	27
Total assets held for sale, net	$178,927	$22,175
Liabilities
Debt, net (5)	$—	$28,018
Accounts payable and accrued expenses	2,160	370
Due to related parties	518	81
Other liabilities	567	297
Total liabilities associated with assets held for sale, net	$3,245	$28,766

(1)
Investments in real estate of $230,523,000 and $24,832,000 at June 30, 2019 and December 31, 2018, respectively, are presented net of accumulated depreciation of $72,915,000 and $7,709,000, respectively.

(2)
Deferred rent receivable and charges consist of deferred rent receivable of $9,640,000 and deferred leasing costs of $11,165,000 net of accumulated amortization of $6,813,000 at June 30, 2019. Deferred rent receivable and charges consist of deferred rent receivable of $2,909,000 and deferred leasing costs of $1,669,000 net of accumulated amortization of $569,000 at December 31, 2018.

(3)	Other intangible assets, net, at December 31, 2018 represent acquired in-place leases of $1,778,000, which are presented net of accumulated amortization of $1,558,000.

(4)	Other assets at June 30, 2019 include lease inducements of $8,966,000, which are presented net of accumulated amortization of $4,870,000.

(5)	Debt, net, at December 31, 2018 includes the outstanding principal balance of 260 Townsend Street of $28,200,000, net of deferred loan costs of $243,000 and accumulated amortization of $61,000.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

4. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Land	$134,422	$266,410
Land improvements	2,713	18,368
Buildings and improvements	437,683	912,892
Furniture, fixtures, and equipment	3,683	4,245
Tenant improvements	34,038	133,487
Work in progress	7,152	9,234
Investments in real estate	619,691	1,344,636
Accumulated depreciation	(115,389)	(303,699)
Net investments in real estate	$504,302	$1,040,937
We recorded depreciation expense of $5,815,000 and $10,907,000 for the three months ended June 30, 2019 and 2018, respectively, and $13,752,000 and $21,586,000 for the six months ended June 30, 2019 and 2018, respectively.

5. LOANS RECEIVABLE
Loans receivable consist of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
SBA 7(a) loans receivable, subject to loan-backed notes	$32,966	$36,847
SBA 7(a) loans receivable, subject to credit risk	23,004	29,385
SBA 7(a) loans receivable, subject to secured borrowings	15,905	16,409
Loans receivable	71,875	82,641
Deferred capitalized costs	1,143	1,309
Loan loss reserves	(533)	(702)
Loans receivable, net	$72,485	$83,248
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
At June 30, 2019 and December 31, 2018, 99.9% and 99.7%, respectively, of our loans subject to credit risk were current. We classify loans with negative characteristics in substandard categories ranging from special mention to doubtful. At June 30, 2019 and December 31, 2018, $584,000 and $235,000, respectively, of loans subject to credit risk were classified in substandard categories.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

At June 30, 2019 and December 31, 2018, our loans subject to credit risk were 98.7% and 98.3%, respectively, concentrated in the hospitality industry.

6. OTHER INTANGIBLE ASSETS
A schedule of our intangible assets and liabilities and related accumulated amortization and accretion as of June 30, 2019 and December 31, 2018 is as follows:

	Assets			Liabilities
June 30, 2019	Acquired Above-Market Leases	Acquired In-Place Leases	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$146	$14,054	$2,957	$(4,757)
Accumulated amortization	(93)	(8,812)	—	2,819
	$53	$5,242	$2,957	$(1,938)
Average useful life (in years)	3	8	Indefinite	3

	Assets			Liabilities
December 31, 2018	Acquired Above-Market Leases	Acquired In-Place Leases	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$146	$16,210	$2,957	$(6,618)
Accumulated amortization	(51)	(9,731)	—	3,746
	$95	$6,479	$2,957	$(2,872)
Average useful life (in years)	3	8	Indefinite	4
The amortization of the acquired above-market leases, which decreased rental and other property income, was $21,000 and $14,000 for the three months ended June 30, 2019 and 2018, respectively, and $42,000 and $26,000 for the six months ended June 30, 2019 and 2018, respectively. The amortization of the acquired in-place leases included in depreciation and amortization expense was $540,000 and $930,000 for the three months ended June 30, 2019 and 2018, respectively, and $1,141,000 and $1,842,000 for the six months ended June 30, 2019 and 2018, respectively. The amortization of the acquired below-market leases included in rental and other property income was $421,000 and $520,000 for the three months ended June 30, 2019 and 2018, respectively, and $934,000 and $1,233,000 for the six months ended June 30, 2019 and 2018, respectively.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

A schedule of future amortization and accretion of acquisition related intangible assets and liabilities as of June 30, 2019, is as follows:

	Assets		Liabilities
Years Ending December 31,	Acquired Above-Market Leases	Acquired In-Place Leases	Acquired Below-Market Leases
	(in thousands)
2019 (Six months ending December 31, 2019)	$21	$971	$(656)
2020	9	1,349	(701)
2021	5	899	(347)
2022	5	663	(234)
2023	6	375	—
Thereafter	7	985	—
	$53	$5,242	$(1,938)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

7. DEBT
Information on our debt is as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Mortgage loan with a fixed interest rate of 4.14% per annum, with monthly payments of interest only, and a balance of $97,100,000 due on July 1, 2026. The loan is nonrecourse. On March 1, 2019, mortgage loans with an aggregate outstanding principal balance of $205,500,000 were legally defeased in connection with the sale of the properties that were collateral for the loans. On May 16, 2019, one loan with an outstanding principal balance of $39,500,000 was legally defeased in connection with the sale of the property that was collateral for the loan.	$97,100	$342,100
Mortgage loan with a fixed interest rate of 4.50% per annum, with monthly payments of interest only for 10 years, and payments of interest and principal starting in February 2022. The loan had a $42,008,000 balance due on January 5, 2027. The loan was nonrecourse. On March 1, 2019, the mortgage loan was prepaid in connection with the sale of the property that was collateral for the loan.	—	46,000
	97,100	388,100
Deferred loan costs related to mortgage loans	(187)	(1,177)
Total Mortgages Payable	96,913	386,923
Secured borrowing principal on SBA 7(a) loans sold for a premium and excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 6.13% and 5.89% at June 30, 2019 and December 31, 2018, respectively.	10,906	11,283
Secured borrowing principal on SBA 7(a) loans sold for excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 3.82% and 3.57% at June 30, 2019 and December 31, 2018, respectively.	4,398	4,482
	15,304	15,765
Unamortized premiums	888	940
Total Secured Borrowings—Government Guaranteed Loans	16,192	16,705
Revolving credit facility	—	130,000
SBA 7(a) loan-backed notes with a variable interest rate which resets monthly based on the lesser of the one-month LIBOR plus 1.40% or the prime rate less 1.08%, with payments of interest and principal due monthly. Balance due at maturity in March 20, 2043.	27,372	33,769
Junior subordinated notes with a variable interest rate which resets quarterly based on the three-month LIBOR plus 3.25%, with quarterly interest only payments. Balance due at maturity on March 30, 2035.	27,070	27,070
	54,442	190,839
Deferred loan costs related to other debt	(3,397)	(3,941)
Discount on junior subordinated notes	(1,813)	(1,855)
Total Other Debt	49,232	185,043
Total Debt	$162,337	$588,671
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

Deferred loan costs, which represent legal and third-party fees incurred in connection with our borrowing activities, are capitalized and amortized to interest expense on a straight-line basis over the life of the related loan, approximating the effective interest method. Deferred loan costs of $4,535,000 and $5,994,000 are presented net of accumulated amortization of $951,000 and $876,000 at June 30, 2019 and December 31, 2018, respectively, and are a reduction to total debt.
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
In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. A portion of the net proceeds from the loans was used to repay outstanding balances under our unsecured credit facility and the remaining portion was used to repurchase shares of our Common Stock in a private repurchase in September 2016. On September 21, 2017, in connection with the sale of an office property in Los Angeles, California, one mortgage loan with an outstanding principal balance of $21,700,000, collateralized by such property, was assumed by the buyer. On March 1, 2019, additional mortgage loans with an aggregate outstanding principal balance of $205,500,000 at such time, were legally defeased in connection with the sale of the related properties. The cash outlay required for the defeasance in the net amount of $224,086,000 was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loans from the effective date of the defeasance through the date on which we could repay the loans at par. As a result of the defeasance, we recognized a loss on early extinguishment of debt of $0 and $19,290,000 for the three and six months ended June 30, 2019, respectively, which represents the sum of the difference between the purchase price of U.S. government securities of $224,086,000 and the aggregate outstanding principal balance of the mortgage loans of $205,500,000, the write-off of deferred loan costs of $637,000 and related accumulated amortization of $170,000, and transaction costs of $237,000. On March 14, 2019, in connection with the sale of an office property in San Francisco, California, one mortgage loan with an outstanding principal balance of $28,200,000 at such time was assumed by the buyer. As a result of this assumption, we recognized a loss on early extinguishment of debt of $0 and $178,000 for the three and six months ended June 30, 2019, respectively, which represents the write-off of deferred loan costs of $243,000 and related accumulated amortization of $65,000. On May 16, 2019, one mortgage loan with an outstanding principal balance of $39,500,000 at such time, was legally defeased in connection with the sale of the related property. The cash outlay required for the defeasance in the net amount of $44,108,000 was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loan from the effective date of the defeasance through the date on which we could repay the loan at par. As a result of the defeasance, we recognized a loss on early extinguishment of debt of $4,911,000 for each of the three and six months ended June 30, 2019, which represents the sum of the difference between the purchase price of U.S. government securities of $44,108,000 and the outstanding principal balance of the mortgage loan of $39,500,000, the write-off of deferred loan costs of $287,000 and related accumulated amortization of $82,000, and transaction costs of $98,000.

On May 30, 2018, we completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $38,200,000 of unguaranteed SBA 7(a) loan-backed notes. The securitization uses a trust formed for the benefit of the note holders (the "Trust") which is considered a variable interest entity ("VIE"). Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 810, Consolidation, the Company determined

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. The SBA 7(a) loan-backed notes are collateralized solely by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of our collateralized SBA 7(a) loans, we estimate the weighted average life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%. We reflect the SBA 7(a) loans receivable as assets on our consolidated balance sheets and the SBA 7(a) loan-backed notes as debt on our consolidated balance sheets. The restricted cash on our consolidated balance sheets as of June 30, 2019 and December 31, 2018 included $1,756,000 and $3,174,000, respectively, of funds related to our SBA 7(a) loan-backed notes.

In October 2018, CIM Commercial entered into a revolving credit facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $250,000,000, subject to a borrowing base calculation. The revolving credit facility is secured by deeds of trust on certain properties. Outstanding advances under the revolving credit facility bear interest at (i) the base rate plus 0.55% or (ii) LIBOR plus 1.55%. At December 31, 2018, the variable interest rate was 4.07%. The interest rate on the first $120,000,000 of one-month LIBOR indexed variable rate borrowings on our revolving credit facility was effectively converted to a fixed rate of 3.11% through interest rate swaps until such swaps were terminated on March 11, 2019. The revolving credit facility is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions. We expect the revolving credit facility to remain in place following the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, as defined in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q. On October 30, 2018, we borrowed $170,000,000 on this facility to repay outstanding borrowings on our unsecured term loan facility. On December 28, 2018, we repaid $40,000,000 of outstanding borrowings on our revolving credit facility and we terminated one interest rate swap with a notional value of $50,000,000 (Note 12). On February 28, 2019 and March 11, 2019, we repaid $10,000,000 and $120,000,000, respectively, of outstanding borrowings on our revolving credit facility using cash on hand and net proceeds from the 2019 asset sales (Note 3), and, in connection with the March 11, 2019 repayment, we terminated our two remaining interest rate swaps, which had an aggregate notional value of $120,000,000 (Note 12). At June 30, 2019 and December 31, 2018, $0 and $130,000,000, respectively, was outstanding under the revolving credit facility, and approximately $210,000,000 and $91,000,000, respectively, was available for future borrowings. The revolving credit facility is not subject to any financial covenants, but is subject to a borrowing base calculation that determines the amount we can borrow.

On March 1, 2019, in connection with the sale of an office property in Washington, D.C., we prepaid the related mortgage loan with an outstanding principal balance of $46,000,000 at such time, using proceeds from the sale. As a result, we recognized a loss on early extinguishment of debt of $0 and $5,603,000 for the three and six months ended June 30, 2019, respectively, which represents a prepayment penalty of $5,325,000 and the write-off of deferred loan costs of $537,000 and related accumulated amortization of $259,000.
At June 30, 2019 and December 31, 2018, accrued interest and unused commitment fees payable of $571,000 and $1,574,000, respectively, are included in accounts payable and accrued expenses.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

Future principal payments on our debt (face value) at June 30, 2019 are as follows:

Years Ending December 31,	Mortgages Payable	Secured Borrowings Principal (1)	Other (1) (2)	Total
	(in thousands)
2019 (Six months ending December 31, 2019)	$—	$281	$943	$1,224
2020	—	584	1,931	2,515
2021	—	616	1,982	2,598
2022	—	650	2,034	2,684
2023	—	686	2,094	2,780
Thereafter	97,100	12,487	45,458	155,045
	$97,100	$15,304	$54,442	$166,846

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

(2)	Represents the junior subordinated notes and SBA 7(a) loan-backed notes.

8. STOCK-BASED COMPENSATION PLANS
In June 2017, we granted awards of 3,195 restricted shares of Common Stock to each of the independent members of the Board of Directors (9,585 in aggregate) under the 2015 Equity Incentive Plan, which fully vested in June 2018 based on one year of continuous service. In May 2018, we granted awards of 3,378 restricted shares of Common Stock to each of the independent members of the Board of Directors (10,134 in aggregate) under the 2015 Equity Incentive Plan, which fully vested in May 2019 based on one year of continuous service. In May 2019, we granted awards of 2,667 restricted shares of Common Stock to each of the independent members of the Board of Directors (10,668 in aggregate) under the 2015 Equity Incentive Plan, which vest after one year of continuous service. Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period. We recorded compensation expense related to these restricted shares of Common Stock in the amount of $44,000 and $48,000 for the three months ended June 30, 2019 and 2018, respectively, and $82,000 and $86,000 for the six months ended June 30, 2019 and 2018, respectively.
As of June 30, 2019, there was $167,000 of total unrecognized compensation expense related to restricted shares of Common Stock which will be recognized over the next year.
In July 2019, we granted awards of 245 restricted shares of Common Stock to each of the independent members of the Board of Directors (980 in aggregate) under the 2015 Equity Incentive Plan, which will vest at the same time as the restricted shares of Common Stock granted in May 2019.

9. EARNINGS PER SHARE ("EPS")
The computations of basic EPS are based on our weighted average shares outstanding. The basic weighted average number of shares of Common Stock outstanding was 43,791,000 and 43,791,000 for the three months ended June 30, 2019 and 2018, respectively, and 43,793,000 and 43,788,000 for the six months ended June 30, 2019 and 2018, respectively. In order to calculate the diluted weighted average number of shares of Common Stock outstanding for the three and six months ended June 30, 2019, the basic weighted average number of shares of Common Stock outstanding was increased by 2,062,000 and 2,011,000, respectively, to reflect the dilutive effect of our Series A Preferred Stock. The computation of diluted EPS does not include outstanding shares of Series A Preferred Stock for the three and six months ended June 30, 2018 because their impact was deemed to be anti-dilutive. Outstanding Series A Preferred Warrants were not included in the computation of diluted EPS

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

for the three and six months ended June 30, 2019 and 2018 because their impact was either anti-dilutive or such warrants were not exercisable during such periods (Note 11). Outstanding shares of Series L Preferred Stock were not included in the computation of diluted EPS for the three and six months ended June 30, 2019 and 2018 because such shares were not redeemable during such periods.
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.
The following table reconciles the numerator and denominator used in computing our basic and diluted per-share amounts for net income (loss) attributable to common stockholders for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net income (loss) attributable to common stockholders	$48,260	$(1,876)	$335,891	$(4,902)
Redeemable preferred stock dividends declared on dilutive shares	659	—	1,151	—
Diluted net income (loss) attributable to common stockholders	$48,919	$(1,876)	$337,042	$(4,902)
Denominator:
Basic weighted average shares of Common Stock outstanding	43,791	43,791	43,793	43,788
Effect of dilutive securities—contingently issuable shares	2,062	—	2,011	—
Diluted weighted average shares and common stock equivalents outstanding	45,853	43,791	45,804	43,788
Net income (loss) attributable to common stockholders per share:
Basic	$1.10	$(0.04)	$7.67	$(0.11)
Diluted	$1.07	$(0.04)	$7.36	$(0.11)

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

plus accrued and unpaid dividends. At the Company's discretion, redemptions will be paid in cash or, on or after the first anniversary of the issuance of such shares of Series A Preferred Stock, an equal value of Common Stock based on the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption.
As of June 30, 2019, we had issued 3,614,493 Series A Preferred Units and received gross proceeds of $90,362,000 ($90,006,000 of which were allocated to the Series A Preferred Stock and the remaining $356,000 were allocated to the Series A Preferred Warrants). In connection with such issuance, costs specifically identifiable to the offering of Series A Preferred Units, such as commissions, dealer manager fees and other offering fees and expenses, totaled $7,153,000 ($7,042,000 of which were allocated to the Series A Preferred Stock and the remaining $111,000 were allocated to the Series A Preferred Warrants). In addition, as of June 30, 2019, non-issuance-specific costs related to this offering totaled $5,087,000. As of June 30, 2019, we have reclassified and allocated $476,000 and $1,000 from deferred rent receivable and charges to Series A Preferred Stock and Series A Preferred Warrants, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of Series A Preferred Units issued relative to the maximum number of Series A Preferred Units expected to be issued under the offering. As of June 30, 2019, 12,772 shares of Series A Preferred Stock had been redeemed.
On the first anniversary of the date of original issuance of a particular share of Series A Preferred Stock, we reclassify such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of June 30, 2019, we have reclassified an aggregate of $49,019,000 in net proceeds from temporary equity to permanent equity.
Holders of Series A Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter). Dividends on each share of Series A Preferred Stock begin accruing on, and are cumulative from, the date of issuance. Cash dividends declared on our Series A Preferred Stock for the six months ended June 30, 2019 and 2018 consist of the following:

Declaration Date	Payment Date	Number of Shares	Cash Dividends Declared
			(in thousands)
June 4, 2019	July 15, 2019	3,601,721	$1,150
February 20, 2019	April 15, 2019	3,149,924	$1,010

June 4, 2018	July 16, 2018	2,149,863	$662
March 6, 2018	April 16, 2018	1,674,841	$493
On August 8, 2019, we declared a cash dividend of $0.34375 per share of our Series A Preferred Stock, or portion thereof for issuances during the period from July 1, 2019 to September 30, 2019, to be paid on October 15, 2019 to the holders of Series A Preferred Stock at the close of business on October 7, 2019.
Series L Preferred Stock—On November 21, 2017, we issued 8,080,740 shares of Series L Preferred Stock having an initial stated value of $28.37 per share ("Series L Preferred Stock Stated Value"), subject to adjustment. We received gross proceeds of $229,251,000 from the sale of the Series L Preferred Stock, which was reduced by issuance-specific offering costs, such as commissions, dealer manager fees, and other offering fees and expenses, totaling $15,928,000, a discount of $2,946,000, and non-issuance-specific costs of $2,532,000. These fees have been recorded as a reduction to the gross proceeds in permanent equity.
Our Series L Preferred Stock ranks senior to our Common Stock with respect to distributions of amounts upon liquidation, dissolution or winding up and junior to our Series A Preferred Stock and Common Stock with respect to the payment of dividends. From and after the fifth anniversary of the date of original issuance of the Series L Preferred Stock, each holder will have the right to require the Company to redeem, and the Company will also have the option to redeem (subject to certain conditions), such shares of Series L Preferred Stock at a redemption price equal to the Series L Preferred Stock Stated Value, plus, provided certain conditions are met, all accrued and unpaid distributions. Notwithstanding the foregoing, a holder of shares of our Series L Preferred Stock may require us to redeem such shares at any time prior to the fifth anniversary of the date of original issuance of the Series L Preferred Stock if (1) we do not declare and pay in full the distribution on the Series L Preferred Stock for any annual period prior to such fifth anniversary or (2) we do not declare and pay all accrued and unpaid distributions on the Series L Preferred Stock for all past dividend periods prior to the applicable holder redemption date. The

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

applicable redemption price payable upon redemption of any Series L Preferred Stock will be made, in the Company's sole discretion, in the form of (A) cash in ILS at the then-current currency exchange rate determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, (B) in equal value through the issuance of shares of Common Stock, with the value of such Common Stock to be deemed the lower of (i) the NAV per share of our Common Stock as most recently published by the Company as of the effective date of redemption and (ii) the volume-weighted average price of our Common Stock, determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, or (C) in a combination of cash in ILS and our Common Stock, based on the conversion mechanisms set forth in (A) and (B), respectively. As of June 30, 2019, no shares of Series L Preferred Stock have been redeemed.
Holders of Series L Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series L Preferred Stock at an annual rate of 5.5% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year). Dividends on each share of Series L Preferred Stock began accruing on, and are cumulative from, the date of issuance. Cash dividends on shares of Series L Preferred Stock are paid annually, with the first distribution paid in January 2019 for the period from the date of issuance through December 31, 2018. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.0% per year, up to a maximum rate of 8.5%. Accumulated cash dividends on our Series L Preferred Stock for the three and six months ended June 30, 2019 and 2018, are included in the numerator for purposes of calculating basic and diluted net income (loss) attributable to common stockholders per share (Note 9), and consist of the following:

Accumulation Period			Dividends
Start Date	End Date	Number of Shares	Accumulated
			(in thousands)
April 1, 2019	June 30, 2019	8,080,740	$3,152
January 1, 2019	March 31, 2019	8,080,740	$3,152

April 1, 2018	June 30, 2018	8,080,740	$3,152
January 1, 2018	March 31, 2018	8,080,740	$3,152
Until the fifth anniversary of the date of original issuance of our Series L Preferred Stock, we are prohibited from issuing any shares of preferred stock ranking senior to or on parity with the Series L Preferred Stock with respect to the payment of dividends, other distributions, liquidation, and or dissolution or winding up of the Company unless the Minimum Fixed Charge Coverage Ratio, calculated in accordance with the Articles Supplementary describing the Series L Preferred Stock, is equal to or greater than 1.25:1.00. At June 30, 2019 and December 31, 2018, we were in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio.

11. STOCKHOLDERS' EQUITY
Dividends
Cash dividends per share of Common Stock declared during the six months ended June 30, 2019 and 2018 consist of the following:

Declaration Date	Payment Date	Type	Cash Dividend Per Common Share
June 4, 2019	June 27, 2019	Regular Quarterly	$0.12500
February 20, 2019	March 25, 2019	Regular Quarterly	$0.12500

June 4, 2018	June 28, 2018	Regular Quarterly	$0.12500
March 6, 2018	March 29, 2018	Regular Quarterly	$0.12500

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

As previously announced, in connection with the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, as defined in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q, our board of directors reevaluated our dividend policy. As a result of such review, our board of directors established a new quarterly dividend rate of $0.025 per share of our Common Stock and, on August 8, 2019, we declared a cash dividend of $0.025 per share of our Common Stock (which will be equal to $0.075 per share of our Common Stock following the Reverse Stock Split), to be paid on September 18, 2019 to stockholders of record at the close of business on September 6, 2019.

On August 8, 2019, in connection with the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, we declared a special cash dividend of $14.00 per share of Common Stock (the “Special Dividend”), or $613,294,000 in the aggregate, that will be paid on August 30, 2019 to stockholders of record at the close of business on August 19, 2019. The Special Dividend will be funded primarily by the net proceeds (after the repayment of debt) received from the sale of ten properties during 2019 (Note 3) and borrowings on our revolving credit facility. Also on August 8, 2019, we announced the Reverse Stock Split, which will become effective at 12:01 a.m. on September 3, 2019. Pursuant to the Reverse Stock Split, every three shares of Common Stock held by a stockholder immediately prior to the effective time of the Reverse Stock Split will be converted into one share of Common Stock. Fractional shares of Common Stock will not be issued as a result of the Reverse Stock Split; instead, holders of pre-split shares of Common Stock who otherwise would have been entitled to receive a fractional share of Common Stock will receive an amount in cash equal to the product of the fraction of a share multiplied by the September 3, 2019 closing price of the Common Stock on Nasdaq.

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
Series A Preferred Warrants

Each Series A Preferred Unit consists of (i) one share of Series A Preferred Stock (Note 10) and (ii) one Series A Preferred Warrant (Note 10) which allows the holder to purchase 0.25 of a share of Common Stock. The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. The exercise price of each Series A Preferred Warrant is at a 15.0% premium to the per share estimated NAV of our Common Stock (as most recently published and designated as the Applicable NAV by us at the time of each issuance of Series A Preferred Warrants). At the effective time of the Reverse Stock Split, the exercise price of each outstanding Series A Preferred Warrant will automatically increase to three times the exercise price of such warrant immediately prior to the effective time of the Reverse Stock Split and the number of shares of Common Stock issuable upon the exercise of such warrant will automatically be adjusted to one-third of 0.25 (or approximately 0.0833) of a share of Common Stock. Further, the Company intends to reduce the strike price of each outstanding Series A Preferred Warrant to account for the effect of the Special Dividend.
Proceeds and expenses from the sale of the Series A Preferred Units are allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of June 30, 2019, we had issued 3,614,493 Series A Preferred Warrants in connection with our offering of Series A Preferred Units and allocated net proceeds of $244,000, after specifically identifiable offering costs and allocated general offering costs, to the Series A Preferred Warrants in permanent equity.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Hedges of Interest Rate Risk
In order to manage financing costs and interest rate exposure related to the one-month LIBOR indexed variable rate borrowings, on August 13, 2015, we entered into ten interest rate swap agreements with multiple counterparties totaling $385,000,000 of notional value. These swap agreements became effective on November 2, 2015. During the year ended December 31, 2017, we repaid $215,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated seven interest rate swaps with an aggregate notional value of $215,000,000, for which we received termination payments, net of fees, of $973,000. On December 28, 2018, we repaid $40,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated one interest rate swap with a notional value of $50,000,000, for which we received a termination payment, net of fees, of $684,000. On March 11, 2019, we repaid $120,000,000 of outstanding one-month LIBOR indexed variable rate borrowings (Note 7) and we terminated our two remaining interest rate swaps with an aggregate notional value of $120,000,000, for which we received aggregate termination payments, net of fees, of $1,302,000. The fair value of our two remaining swaps at the time of termination was $1,421,000 resulting in a net loss of $0 and $119,000, which was recorded as a net increase to interest expense on our consolidated statements of operations for the three and six months ended June 30, 2019, respectively.
Each of our interest rate swap agreements initially met the criteria for cash flow hedge accounting treatment and we had designated the interest rate swap agreements as cash flow hedges of the risk of variability attributable to changes in the one-month LIBOR. Accordingly, the interest rate swaps were recorded on our consolidated balance sheets at fair value, and prior to August 1, 2018, the changes in the fair value of the swaps were recorded in OCI and reclassified to earnings as an adjustment to interest expense as interest became receivable or payable (Note 2). On July 31, 2018, we determined the hedged forecasted transaction was no longer probable of occurring so all subsequent changes in the fair value of our interest rate swaps were included in interest expense on our consolidated statements of operations. The balance in AOCI as of July 31, 2018 was reclassified to earnings as an adjustment to interest expense on our consolidated statements of operations as the originally designated forecasted transaction affected earnings. For the three and six months ended June 30, 2019, $0 and $1,806,000, respectively, was reclassified from AOCI and decreased interest expense on our consolidated statements of operations, which included a write off of $1,580,000 at the time our two remaining interest rate swaps were terminated. For the three and six months ended June 30, 2018, there was no reclassification from AOCI to interest expense on our consolidated statements of operations. Beginning on August 1, 2018, changes in the fair value of the swaps were recorded in interest expense on our consolidated statements of operations. For the three and six months ended June 30, 2019, $0 and $209,000, respectively, was included as an increase in interest expense on our consolidated statements of operations related to the change in the fair value of our interest rate swaps. For the three and six months ended June 30, 2018, there was no interest expense on our consolidated statements of operations related to the change in the fair value of our interest rate swaps.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

Impact of Hedges on AOCI and Consolidated Statements of Operations
The changes in the balance of each component of AOCI related to our interest rate swaps designated as cash flow hedges are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Accumulated other comprehensive income, at beginning of period	$—	$2,814	$1,806	$1,631
Other comprehensive income before reclassifications	—	560	—	1,759
Amounts reclassified to accumulated other comprehensive income (1)	—	(153)	(1,806)	(169)
Net current period other comprehensive income	—	407	(1,806)	1,590
Accumulated other comprehensive income, at end of period	$—	$3,221	$—	$3,221

(1)	The amounts from AOCI were reclassified as a decrease to interest expense in our consolidated statements of operations.
Reclassifications from AOCI
As of July 31, 2018, the hedged forecasted transaction was no longer probable of occurring so the interest rate swaps were no longer eligible for hedge accounting and all future changes in fair value of the interest rate swaps were recorded in interest expense on our consolidated statements of operations and no further amounts were deferred into AOCI. The balance in AOCI as of July 31, 2018 was reclassified to earnings as an adjustment to interest expense on our consolidated statements of operations as the originally designated forecasted transaction affected earnings. On March 11, 2019, the remaining balance in AOCI was reclassified to earnings as a decrease to interest expense on our consolidated statements of operations in connection with the termination of our two remaining interest rate swaps.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

Our derivative financial instruments (Note 12) were measured at fair value on a recurring basis and were presented on our consolidated balance sheets at fair value, on a gross basis, excluding accrued interest. The table below presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets:

	June 30, 2019	December 31, 2018	Level	Balance Sheet Location
	(in thousands)
Assets:
Interest rate swaps	$—	$1,630	2	Other assets
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
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on our consolidated balance sheets are as follows:

	June 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
	(in thousands)
Assets:
SBA 7(a) loans receivable, subject to loan-backed notes	$32,982	$34,088	$37,031	$38,357	3
SBA 7(a) loans receivable, subject to credit risk	23,539	24,644	29,748	30,630	3
SBA 7(a) loans receivable, subject to secured borrowings	15,964	16,192	16,469	16,706	3
Liabilities:
Mortgages payable (1)	96,913	99,078	386,923	377,364	3
Junior subordinated notes	25,257	24,426	25,215	24,462	3

(1)
The December 31, 2018 carrying amount and estimated fair value of mortgages payable exclude one mortgage loan with carrying value of $28,018,000 that had been classified as liabilities associated with assets held for sale, net, on our consolidated balance sheet at December 31, 2018 (Notes 3 and 7).

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

The carrying amounts of our secured borrowings—government guaranteed loans, SBA 7(a) loan-backed notes and revolving credit facility approximate their fair values, as the interest rates on these securities are variable and approximate current market interest rates.
SBA 7(a) Loans Receivable, Subject to Loan-Backed Notes—These loans receivable represent the unguaranteed portions of loans originated under the SBA 7(a) Program which were transferred to a trust and are held as collateral in connection with a securitization transaction. The proceeds from the transfer have been recorded as SBA 7(a) loan-backed notes payable. In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions. At June 30, 2019, our assumptions included discount rates ranging from 7.75% to 9.50% and prepayment rates ranging from 12.10% to 17.50%. At December 31, 2018, our assumptions included discount rates ranging from 6.75% to 9.25% and prepayment rates ranging from 9.59% to 17.50%.
SBA 7(a) Loans Receivable, Subject to Credit Risk—Loans receivable were initially recorded at estimated fair value at the Acquisition Date. Loans receivable originated subsequent to the Acquisition Date are recorded at cost upon origination and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions. At June 30, 2019, our assumptions included discount rates ranging from 7.25% to 10.00% and prepayment rates ranging from 8.03% to 17.50%. At December 31, 2018, our assumptions included discount rates ranging from 6.75% to 9.75% and prepayment rates ranging from 4.91% to 17.50%.
SBA 7(a) Loans Receivable, Subject to Secured Borrowings—These loans receivable represent the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans.  There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.  In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows taking into consideration the lack of credit risk. At June 30, 2019, our assumptions included discount rates ranging from 9.00% to 9.75% and prepayment rates ranging from and 10.29% to 17.50%. At December 31, 2018, our assumptions included discount rates ranging from 8.75% to 9.50% and prepayment rates ranging from and 10.29% to 17.50%.
Mortgages Payable—The fair values of mortgages payable are estimated based on current interest rates available for debt instruments with similar terms. The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using a rate of 3.81% at June 30, 2019, and rates ranging from 4.62% to 4.64% at December 31, 2018.
Junior Subordinated Notes—The fair value of the junior subordinated notes is estimated based on current interest rates available for debt instruments with similar terms. Discounted cash flow analysis is generally used to estimate the fair value of our junior subordinated notes. The rate used was 6.57% and 7.05% at June 30, 2019 and December 31, 2018, respectively.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

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
The Operator earned asset management fees of $2,919,000 and $4,460,000 for the three months ended June 30, 2019 and 2018, respectively, and $7,245,000 and $8,875,000 for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, asset management fees of $2,929,000 and $4,540,000, respectively, were due to the Operator.
CIM Management, Inc. and certain of its affiliates (collectively, the "CIM Management Entities"), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $607,000 and $1,083,000 for the three months ended June 30, 2019 and 2018, respectively, and $1,612,000 and $2,205,000 for the six months ended June 30, 2019 and 2018, respectively. CIM Urban also reimbursed the CIM Management Entities $1,406,000 and $1,533,000 for the three months ended June 30, 2019 and 2018, respectively, and $3,036,000 and $3,267,000 for the six months ended June 30, 2019 and 2018, respectively, for onsite management costs incurred on behalf of CIM Urban, which are included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $556,000 and $30,000 for the three months ended June 30, 2019 and 2018, respectively, and $578,000 and $219,000 for the six months ended June 30, 2019 and 2018, respectively, which were capitalized to deferred charges. In addition, the CIM Management Entities earned construction management fees of $69,000 and $86,000 for the three months ended June 30, 2019 and 2018, respectively, and $169,000 and $441,000 for the six months ended June 30, 2019 and 2018, respectively, which were capitalized to investments in real estate.
At June 30, 2019 and December 31, 2018, fees payable and expense reimbursements due to the CIM Management Entities of $2,577,000 and $3,202,000, respectively, are included in due to related parties. Also included in due to related parties as of June 30, 2019 and December 31, 2018, were $20,000 and $315,000, respectively, due to the CIM Management Entities and certain of its affiliates.
On March 11, 2014, CIM Commercial and its subsidiaries entered into a master services agreement (the "Master Services Agreement") with CIM Service Provider, LLC (the "Administrator"), an affiliate of CIM Group, pursuant to which the Administrator has agreed to provide, or arrange for other service providers to provide, management and administration services to CIM Commercial and its subsidiaries. Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the administrator of Urban Partners GP, LLC. Under the Master Services Agreement, CIM Commercial pays a base service fee (the "Base Service Fee") to the Administrator initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. The Administrator earned a Base Service Fee of $276,000 and $269,000 for the three months ended June 30, 2019 and 2018, respectively, and $552,000 and $539,000 for the six months ended June 30, 2019 and 2018, respectively. In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. During the six months ended June 30, 2019 and 2018, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, and from and after September 2018, operational and on-going support in connection with our offering of Series A Preferred Units. The Administrator's compensation is based on the salaries and benefits of the employees of the Administrator and or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). We expensed $488,000 and $697,000 for the three months ended June 30, 2019 and 2018, respectively, and $1,058,000 and $1,555,000 for the six months ended

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

June 30, 2019 and 2018, respectively, for such services which are included in asset management and other fees to related parties. At June 30, 2019 and December 31, 2018, $1,022,000 and $1,490,000 was due to the Administrator, respectively, for such services.
On January 1, 2015, we entered into a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC ("CIM SBA"), an affiliate of CIM Group, and our subsidiary, PMC Commercial Lending, LLC. The agreement provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing such personnel and resources. For the three months ended June 30, 2019 and 2018, we incurred expenses related to services subject to reimbursement by us under this agreement of $551,000 and $639,000, respectively, which are included in asset management and other fees to related parties for lending segment costs, and $54,000 and $78,000, respectively, for corporate services, which are included in asset management and other fees to related parties. For the six months ended June 30, 2019 and 2018, we incurred expenses related to such services of $1,188,000 and $1,240,000, respectively, which are included in asset management and other fees to related parties for lending segment costs, and $131,000 and $145,000, respectively, for corporate services, which are included in asset management and other fees to related parties. In addition, we deferred personnel costs of $44,000 and $88,000 for the three months ended June 30, 2019 and 2018, respectively, and $50,000 and $136,000 for the six months ended June 30, 2019 and 2018, respectively, associated with services provided for originating loans. At June 30, 2019 and December 31, 2018, $612,000 and $1,347,000, respectively, was due to CIM SBA for costs and expenses of providing such personnel and resources.
On May 10, 2018, the Company executed a wholesaling agreement (the "Wholesaling Agreement") with International Assets Advisors, LLC ("IAA") and CCO Capital, LLC ("CCO Capital"). IAA was the exclusive dealer manager for the Company’s public offering of Series A Preferred Units until May 31, 2019. CCO Capital is a registered broker dealer and is under common control with the Operator and the Administrator. Under the Wholesaling Agreement, among other things, CCO Capital, in its capacity as the wholesaler for the offering, assisted IAA with the sale of Series A Preferred Units. In exchange for such services, IAA paid CCO Capital a fee equal to 2.75% of the selling price of each Series A Preferred Unit for which a sale was completed, reduced by any applicable fee reallowances payable to soliciting dealers pursuant to separate soliciting dealer agreements between IAA and soliciting dealers. The foregoing fee was reduced, and could have been exceeded, by a fixed monthly payment by CCO Capital to IAA for IAA’s services in connection with periodic closings and settlements for the offering.

On May 31, 2019, the Company, IAA and CCO Capital entered into an Amendment, Assignment and Assumption Agreement (the “Assignment Agreement”), pursuant to which CCO Capital assumed all of the rights and obligations of IAA under the dealer manager agreement, dated as of June 28, 2016, as amended, by and between the Company and IAA. As a result of the Assignment Agreement, CCO Capital became the exclusive dealer manager for the Company’s public offering of the Series A Preferred Units effective as of May 31, 2019. In connection with the execution of the Assignment Agreement, the Company terminated the Wholesaling Agreement effective as of May 31, 2019. At June 30, 2019 and December 31, 2018, $386,000 and $200,000, respectively, was included in deferred costs for CCO Capital fees, of which $133,000 and $138,000, respectively, was included in due to related parties. CCO Capital incurred issuance-specific costs of $102,000, which were allocated to the Series A Preferred Stock for each of the three and six months ended June 30, 2019.
Other
On October 1, 2015, an affiliate of CIM Group entered into a 5-year lease renewal with respect to a property owned by the Company, which lease was amended to a month-to-month term in February 2019. We recorded rental and other property income related to this tenant of $28,000 and $27,000 for the three months ended June 30, 2019 and 2018, respectively, and $55,000 and $54,000 for the six months ended June 30, 2019 and 2018, respectively.

On May 15, 2019, CIM Group entered into an approximately eleven-year lease for approximately 32,000 rentable square feet with respect to a property owned by the Company. For each of the three and six months ended June 30, 2019, we recorded rental and other property income related to this tenant of $206,000. The lease was amended on August 7, 2019 to reduce the rentable square feet to approximately 30,000 rentable square feet.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

15. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments to fund loans were $7,607,000 at June 30, 2019 and are for prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, we have certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. CIM Commercial had a total of $9,716,000 in future obligations under leases to fund tenant improvements and other future construction obligations at June 30, 2019, which excludes $396,000 related to assets held for sale, net, at June 30, 2019. At June 30, 2019, $2,813,000 was funded to reserve accounts included in restricted cash on our consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreements entered into in June 2016.
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
A subsidiary of the Company is a defendant in a lawsuit in connection with injuries sustained by a third-party contractor at a property previously owned by such subsidiary. While it is possible that a loss may be incurred, we are unable to estimate a range of potential losses due to the complexity and current status of the lawsuit. However, we maintain insurance coverage to mitigate the impact of adverse exposures in lawsuits of this nature and do not expect this lawsuit to have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

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
As of June 30, 2019, the right-of-use asset and lease liability balance was approximately $234,000. The right-of-use asset is included within other assets and the lease liability is included within other liabilities on our consolidated balance sheet. We recorded rent expense of $79,000 and $62,000 for the three months ended June 30, 2019 and 2018, respectively, and $155,000 and $117,000 for the six months ended June 30, 2019 and 2018, respectively, in general and administrative expenses on our consolidated statements of operations.
At June 30, 2019, our scheduled future noncancelable minimum lease payments were $128,000 for the six months ending December 31, 2019 and $106,000 for the year ending December 31, 2020.

16. FUTURE MINIMUM LEASE RENTALS
Future minimum rental revenue under long-term operating leases at June 30, 2019, excluding tenant reimbursements of certain costs, are as follows:

Years Ending December 31,	Total (1)
(in thousands)
2019 (Six months ending December 31, 2019)	$24,084
2020	45,978
2021	39,323
2022	36,141
2023	33,521
Thereafter	82,223
$261,270

(1)	Excludes future minimum rental revenue related to 899 and 999 N Capitol Street, which are classified as held for sale on our consolidated balance sheet at June 30, 2019 (Note 3).

17. CONCENTRATIONS
Tenant Revenue Concentrations—Rental and other property income from the U.S. General Services Administration and other government agencies (collectively, "Governmental Tenants"), which primarily occupied space in our properties located in Washington, D.C., accounted for approximately 21.9% and 24.7% of our office segment revenues for the three months ended June 30, 2019 and 2018, respectively, and 22.7% and 25.4% for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, $1,528,000 and $2,899,000, respectively, was due from Governmental Tenants.
Rental and other property income from Kaiser Foundation Health Plan, Incorporated ("Kaiser"), which occupied space in two of our Oakland, California properties, accounted for approximately 16.9% and 12.2% of our office segment revenues for the three months ended June 30, 2019 and 2018, respectively, and 13.5% and 12.9% for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, $131,000 and $331,000, respectively, was due from Kaiser.
Geographical Concentrations of Investments in Real Estate—As of June 30, 2019 and December 31, 2018, we owned 10 and 16 office properties, respectively, one hotel property, one and two parking garages, respectively, and two development sites, one of which is being used as a parking lot. These properties are located in two states and Washington, D.C.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

Our revenue concentrations from properties are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
California	74.4%	77.7%	75.6%	77.3%
Washington, D.C.	20.4	19.1	20.1	19.5
Texas	5.2	3.2	4.3	3.2
	100.0%	100.0%	100.0%	100.0%
Our real estate investments concentrations from properties are as follows:

	June 30, 2019	December 31, 2018
California (1)	72.7%	70.6%
Washington, D.C. (1)	23.6	27.2
Texas	3.7	2.2
	100.0%	100.0%

(1)
The June 30, 2019 percentage for Washington, D.C. includes the assets of 899, 999 and 901 N Capitol Street, which are classified as held for sale on our consolidated balance sheet at June 30, 2019 (Note 3). The December 31, 2018 percentage for California includes the assets of 260 Townsend Street, which was classified as held for sale on our consolidated balance sheet at December 31, 2018 (Note 3).

18. SEGMENT DISCLOSURE
In accordance with ASC Topic 280, Segment Reporting, our reportable segments during the three and six months ended June 30, 2019 and 2018 consist of two types of commercial real estate properties, namely, office and hotel, as well as a segment for our lending business. Management internally evaluates the operating performance and financial results of the segments based on net operating income. We also have certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to our audited consolidated financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the SEC on March 18, 2019.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

The net operating income of our segments for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Office:
Revenues	$22,050	$37,889	$55,495	$72,701
Property expenses:
Operating	8,913	13,928	22,472	25,311
General and administrative	202	98	356	979
Total property expenses	9,115	14,026	22,828	26,290
Segment net operating income—office	12,935	23,863	32,667	46,411
Hotel:
Revenues	10,330	10,947	20,919	21,438
Property expenses:
Operating	6,745	6,837	13,439	13,370
General and administrative	63	—	77	18
Total property expenses	6,808	6,837	13,516	13,388
Segment net operating income—hotel	3,522	4,110	7,403	8,050
Lending:
Revenues	2,977	2,708	5,901	5,699
Lending expenses:
Interest expense	536	300	1,118	484
Fees to related party	551	639	1,188	1,240
General and administrative	335	390	838	859
Total lending expenses	1,422	1,329	3,144	2,583
Segment net operating income—lending	1,555	1,379	2,757	3,116
Total segment net operating income	$18,012	$29,352	$42,827	$57,577

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

A reconciliation of our segment net operating income to net income attributable to the Company for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Total segment net operating income	$18,012	$29,352	$42,827	$57,577
Interest and other income	1,499	—	1,818	—
Asset management and other fees to related parties	(3,737)	(5,504)	(8,986)	(11,114)
Interest expense	(2,014)	(6,511)	(5,477)	(12,960)
General and administrative	(1,021)	(1,427)	(2,138)	(3,435)
Transaction costs	(216)	(344)	(260)	(344)
Depreciation and amortization	(7,185)	(13,325)	(16,815)	(26,473)
Loss on early extinguishment of debt	(4,911)	—	(29,982)	—
Impairment of real estate	(2,800)	—	(69,000)	—
Gain on sale of real estate	55,221	—	432,802	—
Income before provision for income taxes	52,848	2,241	344,789	3,251
Provision for income taxes	(281)	(292)	(599)	(680)
Net income	52,567	1,949	344,190	2,571
Net (income) loss attributable to noncontrolling interests	(1)	(12)	173	(16)
Net income attributable to the Company	$52,566	$1,937	$344,363	$2,555

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2019 and December 31, 2018, and
for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

The condensed assets for each of the segments as of June 30, 2019 and December 31, 2018, along with capital expenditures and loan originations for the six months ended June 30, 2019 and 2018, are as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Condensed assets:
Office (1)	$643,226	$1,094,269
Hotel	107,042	105,845
Lending	85,873	97,465
Non-segment assets	360,362	44,822
Total assets	$1,196,503	$1,342,401

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Capital expenditures (2):
Office (1)	$4,363	$10,040
Hotel	1,157	824
Total capital expenditures	5,520	10,864
Loan originations	18,523	28,460
Total capital expenditures and loan originations	$24,043	$39,324

(1)
The June 30, 2019 balances include the assets of 899, 999 and 901 N Capitol Street, which are classified as held for sale on our consolidated balance sheet at June 30, 2019 (Note 3). The December 31, 2018 balances include the assets of 260 Townsend Street, which was classified as held for sale on our consolidated balance sheet at December 31, 2018 (Note 3).

(2)	Represents additions and improvements to real estate investments, excluding acquisitions. Includes the activity for dispositions through their respective disposition dates.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Such forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "project," "target," "expect," "intend," "might," "believe," "anticipate," "estimate," "could," "would" "continue," "pursue," "potential," "forecast," "seek," "plan," or "should" or the negative thereof or other variations or similar words or phrases. Such forward-looking statements include, among others, statements about CMCT’s plans and objectives relating to future growth and availability of funds, the trading liquidity of CMCT’s Common Stock and potential repurchases of outstanding shares of Series L Preferred Stock. Such forward-looking statements are based on particular assumptions that management of CMCT has made light of its experience, as well as its perception of expected future developments and other factors that it believes are appropriate under the circumstances. Forward-looking statements are necessarily estimates reflecting the judgment of CMCT and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include those associated with (i) the timing, manner and extent, if any, of the distribution of shares of Common Stock held by the principal stockholder of CMCT to its members, (ii) the timing, manner and extent, if any, of repurchases of Series L Preferred Stock by CMCT and (iii) general economic, market and other conditions. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made.
The following discussion of our financial condition at June 30, 2019 and results of operations for the three and six months ended June 30, 2019 and 2018 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018. For a more detailed description of the risks affecting our financial condition and results of operations, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Properties
As of June 30, 2019, our real estate portfolio consisted of 14 assets, all of which are fee-simple properties. As of June 30, 2019, our 12 office properties (including two development sites, one of which is being used as a parking lot), totaling approximately 1.9 million rentable square feet, were 88.1% occupied and one hotel with an ancillary parking garage, which has a total of 503 rooms, had revenue per available room ("RevPAR") of $140.93 for the six months ended June 30, 2019.

As part of the Asset Sale (defined below), we completed the sale of ten properties during 2019, including two office properties and one development site in Washington, D.C., which were sold in July 2019.
Strategy
Our strategy is principally focused on the acquisition of Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States (including improving and developing such assets) in a manner that will consistently grow our NAV and cash flow per share of Common Stock.
Our strategy is centered around CIM Group's community qualification process. We believe this strategy provides us with a significant competitive advantage when making real estate acquisitions. The qualification process generally takes between six months and five years and is a critical component of CIM Group's evaluation. CIM Group examines the characteristics of a market to determine whether the district justifies the extensive efforts CIM Group undertakes in reviewing and making potential acquisitions in its qualified communities ("Qualified Communities"). Qualified Communities generally fall into one of two categories: (i) transitional metropolitan districts that have dedicated resources to become vibrant metropolitan communities and (ii) well-established, thriving metropolitan areas (typically major central business districts). Qualified Communities are distinct districts which have dedicated resources to become or are currently vibrant communities where people can live, work, shop and be entertained, all within walking distance or close proximity to public transportation. These areas also generally have high barriers to entry, high population density, positive population trends and support for investment. CIM Group believes that a vast majority of the risks associated with acquiring real estate are mitigated by accumulating local market knowledge of the community where the asset is located. CIM Group typically spends significant time and resources qualifying targeted communities prior to making any acquisitions. Since 1994, CIM Group has qualified 122 communities and has deployed capital in 72 of these Qualified Communities. Although we may not deploy capital exclusively in Qualified Communities, it is expected that most of our assets will be identified through this systematic process.
CIM Group seeks to maximize the value of its holdings through active onsite property management and leasing. CIM Group has extensive in-house research, acquisition, credit analysis, development, financing, leasing and onsite property management capabilities, which leverage its deep understanding of metropolitan communities to position properties for multiple uses and to maximize operating income. As a vertically-integrated owner and operator, CIM Group has in-house onsite property management and leasing capabilities. Property managers prepare annual capital and operating budgets and monthly operating reports, monitor results, and oversee vendor services, maintenance and capital improvement schedules. In addition, they ensure that revenue objectives are met, lease terms are followed, receivables are collected, preventative maintenance programs are implemented, vendors are evaluated and expenses are controlled. In addition, CIM Group's Real Assets Management Committee reviews and approves strategic plans for each asset, including financial, leasing, marketing, property positioning and disposition plans. The Real Assets Management Committee reviews and approves the annual business plan for each property, including its capital and operating budget. CIM Group's organizational structure provides for continuity through multi-disciplinary teams responsible for an asset from the time of the original investment recommendation, through the implementation of the asset's business plan, and any disposition activities.

CIM Group's investments and development teams are separate groups that work very closely together on transactions requiring development expertise. While the investments team is responsible for acquisition analysis, both the investments and development teams perform the due diligence, evaluate and determine underwriting assumptions, and participate in the development management and ongoing asset management of CIM Group’s opportunistic assets. The development team is also responsible for the oversight and or execution of securing entitlements and the development/repositioning process. In instances where CIM Group is not the lead developer, CIM Group's in-house development team continues to provide development and construction oversight to co-sponsors through a shadow team that oversees the progress of the development from beginning to end to ensure adherence to the budgets, schedules, quality and scope of the project to maintain CIM Group’s vision for the final product. The investments and development teams interact as a cohesive team when sourcing, underwriting, acquiring, executing and managing the business plan of an opportunistic acquisition.

We seek to utilize the CIM Group platform to acquire, improve and develop real estate assets within CIM Group's Qualified Communities. We believe that these assets will provide greater returns than similar assets in other markets, as a result of population growth, public commitment, and significant private investment that characterize these areas. Over time, we seek to expand our real estate assets in communities targeted by CIM Group, supported by CIM Group's broad real estate capabilities, as part of our plan to prudently grow NAV and cash flow per share. As a matter of prudent management, we also regularly evaluate each asset within our portfolio as well as our strategies. Such review may result in dispositions when an asset no longer fits our overall objectives or strategies, or when our view of the market value of such asset is equal to or exceeds its intrinsic value. As a result of such review, we sold two hotels in 2016; six office properties, one parking garage, and five multifamily properties in 2017; and one office property and one development site in Washington, D.C. in 2019. In connection with the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock (as

defined below), we sold four office properties and one parking garage in Oakland, California; two office properties in Washington, D.C.; and one office property in San Francisco, California during 2019. In 2016 and 2017, we used a substantial portion of the net proceeds of dispositions during such years to provide liquidity to our common stockholders at prices reflecting our NAV and cash flow prospects, and on August 8, 2019, we declared the Special Dividend of $14.00 per share of Common Stock, or $613,294,000 in the aggregate, that will be paid on August 30, 2019 to stockholders of record at the close of business on August 19, 2019.

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

Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock

On October 10, 2018, the Company announced a program to unlock embedded value in its portfolio, enhance growth prospects and improve the trading liquidity of its Common Stock (the "Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock"), which includes the Asset Sale (as defined below), the Debt Repayment (as defined below), the Return of Capital Event (as defined below) and the CIM REIT Liquidation (as defined below).

Sale of Assets. In accordance with the approval of our principal stockholder in December 2018, which as of the relevant record date owned 95.1% of the issued and outstanding shares of Common Stock, the Company sold eight properties in 2019 (collectively, the “Program Sales”). Further, as a matter of prudent management, after evaluating each asset within our portfolio as well as the intrinsic value of each property, the Company sold one office property and one development site in Washington, D.C. in 2019 (such sales, together with the Program Sales, the “Asset Sale”). The Asset Sale generated aggregate gross sales price to the Company of $990,996,000. No further property sales will be made under the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock.

Repayment of Certain Indebtedness. We used net proceeds from the Asset Sale to repay balances on certain of the Company’s indebtedness (the “Debt Repayment”).

Return of Capital to Holders of Common Stock.  The Company previously announced its intent to use the net proceeds from the Asset Sale (other than to the extent used for the Debt Repayment) and funds from our revolving credit facility to return capital to holders of our Common Stock (the “Return of Capital Event”). To that end, on August 8, 2019, the Company declared the Special Dividend of $14.00 per share of Common Stock, or $613,294,000 in the aggregate, that will be paid on August 30, 2019 to stockholders of record at the close of business on August 19, 2019.

CIM REIT Liquidation.  As of August 6, 2019, CIM REIT beneficially owned 89.7% of our outstanding Common Stock. We have been informed that CIM REIT intends to liquidate (the "CIM REIT Liquidation") and, as part of this process, CIM REIT will distribute approximately 31,872,000 shares of Common Stock, representing approximately 72.8% of the outstanding Common Stock, to approximately 19 members of CIM REIT by the end of August 2019. Such distribution will increase the public float of our Common Stock, which we believe will in turn increase the trading liquidity of our Common Stock and improve our access to capital, benefitting both holders of the Preferred Stock and Common Stock. Following such distribution, CIM REIT is expected to own approximately 16.9% of the outstanding shares of our Common Stock.

Preferred Stock. The Company is exploring initiating a repurchase program for approximately 30% of the outstanding shares of Series L Preferred Stock beginning no later than the first quarter of 2020. While the Company is reviewing the pricing, methods and exact timing of any such repurchases, such repurchases may be made in the open market, in privately negotiated transactions, or otherwise. Consistent with the targeted capital structure of the Company, the Company anticipates using funds from its revolving credit facility to finance such repurchases. There can be no assurance that the Company will repurchase any shares of Series L Preferred Stock on the foregoing terms or timing, or at all.

Rental Rate Trends
Office Statistics:    The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods:

	As of June 30,
	2019	2018
Occupancy (1)(2)(3)	88.1%	94.0%
Annualized rent per occupied square foot (1)(2)(3)(4)	$48.94	$44.54

(1)
As part of the Asset Sale, the Company has sold certain properties as described above in "—Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock—Sale of Assets." The information presented in this table represents historical information without giving effect to the Asset Sale.

(2)
We sold six office properties and one parking garage during the six months ended June 30, 2019. Excluding these properties, the occupancy and annualized rent per occupied square foot were 88.1% and $48.94 as of June 30, 2019 and 92.7% and $45.27 as of June 30, 2018.

(3)
899 and 999 N Capitol Street were classified as held for sale as of June 30, 2019. Excluding these properties and the properties noted in (2), the occupancy and annualized rent per occupied square foot were 88.1% and $47.62 as of June 30, 2019, and 95.0% and $43.22 as of June 30, 2018.

(4)
Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements for the twelve months ended June 30, 2019 and 2018 were approximately $2,039,000 and $3,981,000, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.

Over the next four quarters, we expect to see expiring cash rent as set forth in the table below:

	For the Three Months Ended
	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
Expiring Cash Rent (1):
Expiring square feet (2)	50,894	14,861	21,878	48,069
Expiring rent per square foot (3)	$39.45	$47.84	$40.86	$57.71

(1)
As part of the Asset Sale, the Company has sold certain properties as described above in "—Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock—Sale of Assets." The information presented in this table reflects the properties we owned at June 30, 2019, except for 899 and 999 N Capitol Street, which are classified as held for sale on our consolidated balance sheet at such time.

(2)	Month-to-month tenants occupying a total of 32,743 square feet are included in the expiring leases in the first quarter listed.

(3)
Represents gross monthly base rent, as of June 30, 2019, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.

During the three and six months ended June 30, 2019, we executed leases with terms longer than 12 months totaling 24,115 and 57,423 square feet, respectively. The table below sets forth information on certain of our executed leases during the three and six months ended June 30, 2019, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

	Number of Leases (1)	Rentable Square Feet	New Cash Rent per Square Foot (2)	Expiring Cash Rent per Square Foot (2)
Three months ended June 30, 2019	4	17,821	$26.80	$25.29
Six months ended June 30, 2019	10	50,397	$38.27	$32.61

(1)	Based on the number of tenants that signed leases.

(2)
Cash rent represents gross monthly base rent, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

Fluctuations in submarkets, buildings and terms of leases cause large variations in these numbers and make predicting the changes in rent in any specific period difficult. Our rental and occupancy rates are impacted by general economic conditions, including the pace of regional and economic growth, and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
Hotel Statistics:    The following table sets forth the occupancy, average daily rate ("ADR") and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Six Months Ended June 30,
	2019	2018
Occupancy	81.9%	84.1%
ADR	$172.12	$167.83
RevPAR	$140.93	$141.10
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

Results of Operations
Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018
Net Income

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Total revenues	$36,856	$51,544	$(14,688)	(28.5)%
Total expenses	39,229	49,303	(10,074)	(20.4)%
Gain on sale of real estate	55,221	—	55,221	—
Net income	52,567	1,949	50,618	—
Net income increased to $52,567,000, or by $50,618,000, for the three months ended June 30, 2019, compared to $1,949,000 for the three months ended June 30, 2018. The increase is primarily attributable to the gain on sale of real estate of $55,221,000, a decrease of $6,140,000 in depreciation and amortization, a decrease of $4,497,000 in interest expense not allocated to our operating segments, a decrease of $1,767,000 in asset management and other fees to related parties not allocated to our operating segments, an increase of $1,499,000 in interest and other income not allocated to our operating segments, and a decrease of $406,000 in general and administrative expense not allocated to our operating segments, partially offset by a decrease of $11,340,000 in net operating income of our operating segments, a $4,911,000 loss on early extinguishment of debt, and a $2,800,000 impairment of real estate.
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

The following table sets forth a reconciliation of net income (loss) attributable to common stockholders to FFO attributable to common stockholders:

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Net income (loss) attributable to common stockholders	$48,260	$(1,876)
Depreciation and amortization	7,185	13,325
Impairment of real estate	2,800	—
Gain on sale of depreciable assets (1)	(55,221)	—
FFO attributable to common stockholders	$3,024	$11,449

(1)
In connection with the sale of a property during the three months ended June 30, 2019, we recognized a $4,911,000 loss on early extinguishment of debt related to the legal defeasance of a mortgage loan collateralized by such property. Such loss on early extinguishment of debt is not included in the adjustment for the gain on sale of depreciable assets presented in the table above.

FFO attributable to common stockholders was $3,024,000 for the three months ended June 30, 2019, a decrease of $8,425,000 compared to $11,449,000 for the three months ended June 30, 2018. The decrease in FFO was primarily attributable to a decrease of $11,340,000 in net operating income of our operating segments, a $4,911,000 loss on early extinguishment of debt, and an increase of $488,000 in redeemable preferred stock dividends declared or accumulated, partially offset by a decrease of $4,497,000 in interest expense not allocated to our operating segments, a decrease of $1,767,000 in asset management and other fees to related parties not allocated to our operating segments, an increase of $1,499,000 in interest and other income not allocated to our operating segments, and a decrease of $406,000 in general and administrative expense not allocated to our operating segments.
Summary Segment Results
During the three months ended June 30, 2019 and 2018, CIM Commercial operated in three segments: office and hotel properties and lending. Set forth and described below are summary segment results for our operating segments.

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenues:
Office	$22,050	$37,889	$(15,839)	(41.8)%
Hotel	10,330	10,947	(617)	(5.6)%
Lending	2,977	2,708	269	9.9%
Expenses:
Office	9,115	14,026	(4,911)	(35.0)%
Hotel	6,808	6,837	(29)	(0.4)%
Lending	1,422	1,329	93	7.0%
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased to $22,050,000, or by 41.8%, for the three months ended June 30, 2019 compared to $37,889,000 for the three months ended June 30, 2018. The decrease is primarily due to the sale of three office properties and a parking garage in Oakland, California, the sale of an office property in Washington, D.C., and the sale of an office property in San Francisco, California, all of which were consummated in March 2019, the sale of an office property in Oakland, California, which was consummated in May 2019, and lower revenues at an office property in Los Angeles, California that is being repositioned into vibrant, collaborative office space after the expiration in April 2019 of a lease agreement for 100% of such property, which space has been partially occupied by a related party since May 2019, partially offset by increases in rental revenue at certain of our properties due to increases in rental rates as a result of leasing activity. The aforementioned sales and the sale of two office properties in Washington, D.C., which was consummated in July 2019, are expected to cause office revenue to decline materially during the remainder of 2019.
Hotel Revenue: Hotel revenue decreased to $10,330,000, or by 5.6%, for the three months ended June 30, 2019, compared to $10,947,000 for the three months ended June 30, 2018. The decrease is primarily due to lower food and beverage revenue during the three months ended June 30, 2019.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue increased to $2,977,000, or by 9.9%, for the three months ended June 30, 2019, compared to $2,708,000 for the three months ended June 30, 2018. The increase is primarily due to higher revenue as a result of the recognition of accretion of discounts related to increased prepayments on our loans and increases in the prime rate.
Interest and Other Income: Interest and other income represents revenue generated outside of our reportable segments. Interest and other income for the three months ended June 30, 2019 was $1,499,000, and primarily relates to interest earned on the proceeds from the Asset Sale received as of June 30, 2019, compared to $0 for the three months ended June 30, 2018.
Expenses
Office Expenses: Office expenses decreased to $9,115,000, or by 35.0%, for the three months ended June 30, 2019, compared to $14,026,000 for the three months ended June 30, 2018. The decrease is primarily due to the sale of three office properties and a parking garage in Oakland, California, the sale of an office property in Washington, D.C., and the sale of an office property in San Francisco, California, all of which were consummated in March 2019, and the sale of an office property in Oakland, California, which was consummated in May 2019. The aforementioned sales and the sale of two office properties in Washington, D.C., which was consummated in July 2019, are expected to cause office expenses to decline materially during the remainder of 2019.
Hotel Expenses: Hotel expenses decreased to $6,808,000, or by 0.4%, for the three months ended June 30, 2019, compared to $6,837,000 for the three months ended June 30, 2018.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related party, incurred in connection with the operation of the lending business. Lending expenses increased to $1,422,000, or by 7.0%, for the three months ended June 30, 2019, compared to $1,329,000 for the three months ended June 30, 2018, primarily due to an increase in interest expense as a result of the issuance of the SBA 7(a) loan-backed notes in May 2018.
Asset Management and Other Fees to Related Parties: Asset management fees totaled $2,919,000 for the three months ended June 30, 2019, compared to $4,460,000 for the three months ended June 30, 2018. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban's assets, which are appraised in the fourth quarter of each year. The lower fees reflect a decrease in the adjusted fair value of CIM Urban's assets due to the sale of three office properties and a parking garage in Oakland, California, the sale of an office property in Washington, D.C., and the sale of an office property in San Francisco, California, all of which were consummated in March 2019, and the sale of an office property in Oakland, California, which was consummated in May 2019, partially offset by net increases in the fair value of CIM Urban’s real estate assets based on the December 31, 2018 appraised values as well as incremental capital expenditures incurred in the first six months of 2019. CIM Commercial also pays a Base Service Fee to the Administrator, a related party, which totaled $276,000 for the three months ended June 30, 2019 compared to $269,000 for the three months ended June 30, 2018. In addition, the Administrator received compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the three months ended June 30, 2019 and 2018, we expensed $488,000 and $697,000 for such services, respectively. For the three months ended June 30, 2019 and 2018, we also expensed $54,000 and $78,000, respectively, related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement Agreement. The aforementioned sales and the sale of two office properties and one development site in Washington, D.C., which was consummated in July 2019, are expected to cause asset management fees to decline materially during the remainder of 2019.
Interest Expense: Interest expense, which has not been allocated to our operating segments, was $2,014,000 for the three months ended June 30, 2019, a decrease of $4,497,000 compared to $6,511,000 in the corresponding period in 2018. The decrease is primarily due to a decrease in interest expense due to the legal defeasance of mortgage loans with an aggregate outstanding principal balance of $205,500,000 in connection with the sale of three office properties and a parking garage in Oakland, California, the prepayment of a $46,000,000 mortgage loan in connection with the sale of an office property in

Washington, D.C., and the assumption of a $28,200,000 mortgage loan by the buyer of an office property in San Francisco, California, all of which were consummated in March 2019, the legal defeasance of a mortgage loan with an outstanding principal balance of $39,500,000 in connection with the sale of an office property in Oakland, California, which was consummated in May 2019, and a decrease in interest expense as a result of not utilizing our revolving credit facility during the three months ended June 30, 2019 compared to the average outstanding principal balance on our unsecured credit and term loan facilities during the three months ended June 30, 2018, primarily due to repayments of $10,000,000, $40,000,000, $10,000,000, and $120,000,000 in May 2018, December 2018, February 2019, and March 2019, respectively. The aforementioned reductions in our debt are expected to cause interest expense to decline materially during the remainder of 2019. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the amount and timing of future borrowings on our revolving credit facility, and the terms and amount of any new borrowings we may enter into.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $1,021,000 for the three months ended June 30, 2019, a decrease of $406,000 compared to $1,427,000 in the corresponding period in 2018. The decrease is primarily due to certain expenses related to our multifamily properties sold during the year ended December 31, 2017, which were expensed during the three months ended June 30, 2018.
Transaction Costs: Transaction costs totaled $216,000 for the three months ended June 30, 2019 and $344,000 for the three months ended June 30, 2018.
Depreciation and Amortization Expense: Depreciation and amortization expense was $7,185,000 for the three months ended June 30, 2019, a decrease of $6,140,000 compared to $13,325,000 for the three months ended June 30, 2018. The decrease is primarily due to the sale of three office properties and a parking garage in Oakland, California that were held for sale starting in mid-January 2019 and sold in March 2019, the sale of an office property in Washington, D.C. that was held for sale starting in late January 2019 and sold in March 2019, the sale of an office property in San Francisco, California that was held for sale starting in late December 2018 and sold in mid-March 2019, the sale of an office property in Oakland, California that was held for sale in mid-March 2019 and sold in mid-May 2019, and the impairment of two office properties and one development site in Washington, D.C., which decreased the carrying amounts of such properties and the depreciation thereon during the three months ended June 30, 2019. The aforementioned sales and the sale of two office properties and one development site in Washington, D.C., which was consummated in July 2019, are expected to cause depreciation and amortization expense to decline materially during the remainder of 2019.
Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt was $4,911,000 for the three months ended June 30, 2019 and $0 for the three months ended June 30, 2018. In May 2019, one mortgage loan, with an outstanding principal balance of $39,500,000 at such time, was legally defeased in connection with the sale of the related property. Loss on early extinguishment of debt consists of the costs associated with the aforementioned legal defeasance, the write-off of unamortized deferred loan costs, and the difference between the purchase price of the U.S. government securities and the outstanding principal balance of the mortgage loan that was legally defeased.
Impairment of Real Estate: Impairment of real estate was $2,800,000 for the three months ended June 30, 2019 and $0 for the three months ended June 30, 2018. In connection with our negotiation of an agreement with an unrelated third-party for the sale of 100% fee-simple interests in two office properties and one development site in Washington, D.C., we determined that the book values of such properties exceeded their estimated fair values and recognized an impairment charge of $66,200,000 during the three months ended March 31, 2019 under the held-and-used impairment model. Following our signing the agreement for the sale of the aforementioned properties and our receipt of a non-refundable deposit in respect of their sale in June 2019, such properties were classified as held for sale as of June 30, 2019 and we recognized an additional impairment charge of $2,800,000 under the held-for-sale impairment model. Our determination of the fair values of such properties was based on negotiations with the third-party buyer and the contract sales price.
Provision for Income Taxes: Provision for income taxes was $281,000 for the three months ended June 30, 2019 and $292,000 for the three months ended June 30, 2018.

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018
Net Income

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Total revenues	$84,133	$99,838	$(15,705)	(15.7)%
Total expenses	172,146	96,587	75,559	78.2%
Gain on sale of real estate	432,802	—	432,802	—
Net income	344,190	2,571	341,619	—
Net income increased to $344,190,000, or by $341,619,000, for the six months ended June 30, 2019, compared to $2,571,000 for the six months ended June 30, 2018. The increase is primarily attributable to the gain on sale of real estate of $432,802,000, a decrease of $9,658,000 in depreciation and amortization, a decrease of $7,483,000 in interest expense not allocated to our operating segments, a decrease of $2,128,000 in asset management and other fees to related parties not allocated to our operating segments, an increase of $1,818,000 in interest and other income not allocated to our operating segments, and a decrease of $1,297,000 in general and administrative expense not allocated to our operating segments, partially offset by a $69,000,000 impairment of real estate, a $29,982,000 loss on early extinguishment of debt, and a decrease of $14,750,000 in net operating income of our operating segments.
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

The following table sets forth a reconciliation of net income (loss) attributable to common stockholders to FFO attributable to common stockholders:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net income (loss) attributable to common stockholders	$335,891	$(4,902)
Depreciation and amortization	16,815	26,473
Impairment of real estate	69,000	—
Gain on sale of depreciable assets (1)	(432,802)	—
FFO attributable to common stockholders	$(11,096)	$21,571

(1)
In connection with the sale of certain properties during the six months ended June 30, 2019, we recognized a $29,982,000 loss on early extinguishment of debt related to the legal defeasance and prepayment of mortgage loans collateralized by such properties. Such loss on early extinguishment of debt is not included in the adjustment for the gain on sale of depreciable assets presented in the table above.

FFO attributable to common stockholders was $(11,096,000) for the six months ended June 30, 2019, a decrease of $32,667,000 compared to $21,571,000 for the six months ended June 30, 2018. The decrease in FFO was primarily attributable to a $29,982,000 loss on early extinguishment of debt, a decrease of $14,750,000 in net operating income of our operating segments, and an increase of $1,005,000 in redeemable preferred stock dividends declared or accumulated, partially offset by a decrease of $7,483,000 in interest expense not allocated to our operating segments, a decrease of $2,128,000 in asset management and other fees to related parties not allocated to our operating segments, an increase of $1,818,000 in interest and other income not allocated to our operating segments, and a decrease of $1,297,000 in general and administrative expense not allocated to our operating segments.
Summary Segment Results
During the six months ended June 30, 2019 and 2018, CIM Commercial operated in three segments: office and hotel properties and lending. Set forth and described below are summary segment results for our operating segments.

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenues:
Office	$55,495	$72,701	$(17,206)	(23.7)%
Hotel	20,919	21,438	(519)	(2.4)%
Lending	5,901	5,699	202	3.5%
Expenses:
Office	22,828	26,290	(3,462)	(13.2)%
Hotel	13,516	13,388	128	1.0%
Lending	3,144	2,583	561	21.7%
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased to $55,495,000, or by 23.7%, for the six months ended June 30, 2019 compared to $72,701,000 for the six months ended June 30, 2018. The decrease is primarily due to the sale of three office properties and a parking garage in Oakland, California, the sale of an office property in Washington, D.C., and the sale of an office property in San Francisco, California, all of which were consummated in March 2019, the sale of an office property in Oakland, California, which was consummated in May 2019, and lower revenues at an office property in Los Angeles, California that is being repositioned into vibrant, collaborative office space after the expiration in April 2019 of a lease agreement for 100% of such property, which space has been partially occupied by a related party since May 2019, partially offset by increases in rental revenue at certain of our properties due to increases in rental rates as a result of leasing activity. The aforementioned sales and the sale of two office properties in Washington, D.C., which was consummated in July 2019, are expected to cause office revenue to decline materially during the remainder of 2019.
Hotel Revenue: Hotel revenue decreased to $20,919,000, or by 2.4%, for the six months ended June 30, 2019, compared to $21,438,000 for the six months ended June 30, 2018. The decrease is primarily due to lower food and beverage revenue during the six months ended June 30, 2019.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue increased to $5,901,000, or by 3.5%, for the six months ended June 30, 2019, compared to $5,699,000 for the six months ended June 30, 2018. The increase is primarily due to higher revenue as a result of the recognition of accretion of discounts related to increased prepayments on our loans and increases in the prime rate, partially offset by a decrease in premium income from the sale of the guaranteed portion of our SBA 7(a) loans.
Interest and Other Income: Interest and other income represents revenue generated outside of our reportable segments. Interest and other income for the six months ended June 30, 2019 was $1,818,000, and primarily relates to interest earned on the proceeds from the Asset Sale received as of June 30, 2019, compared to $0 for the six months ended June 30, 2018.
Expenses
Office Expenses: Office expenses decreased to $22,828,000, or by 13.2%, for the six months ended June 30, 2019, compared to $26,290,000 for the six months ended June 30, 2018. The decrease is primarily due to the sale of three office properties and a parking garage in Oakland, California, the sale of an office property in Washington, D.C., and the sale of an office property in San Francisco, California, all of which were consummated in March 2019, and the sale of an office property in Oakland, California, which was consummated in May 2019, partially offset by an increase in real estate taxes at certain of our properties in California due to real estate tax refunds related to prior years recognized during the six months ended June 30, 2018 and at certain of our Washington, D.C. properties due to increases in such properties’ assessed values. The aforementioned sales and the sale of two office properties in Washington, D.C., which was consummated in July 2019, are expected to cause office expenses to decline materially during the remainder of 2019.
Hotel Expenses: Hotel expenses increased to $13,516,000, or by 1.0%, for the six months ended June 30, 2019, compared to $13,388,000 for the six months ended June 30, 2018.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related party, incurred in connection with the operation of the lending business. Lending expenses increased to $3,144,000, or by 21.7%, for the six months ended June 30, 2019, compared to $2,583,000 for the six months ended June 30, 2018, primarily due to an increase in interest expense as a result of the issuance of the SBA 7(a) loan-backed notes in May 2018.
Asset Management and Other Fees to Related Parties: Asset management fees totaled $7,245,000 for the six months ended June 30, 2019, compared to $8,875,000 for the six months ended June 30, 2018. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban's assets, which are appraised in the fourth quarter of each year. The lower fees reflect a decrease in the adjusted fair value of CIM Urban's assets due to the sale of three office properties and a parking garage in Oakland, California, the sale of an office property in Washington, D.C., and the sale of an office property in San Francisco, California, all of which were consummated in March 2019, and the sale of an office property in Oakland, California, which was consummated in May 2019, partially offset by net increases in the fair value of CIM Urban’s real estate assets based on the December 31, 2018 appraised values as well as incremental capital expenditures incurred in the first six months of 2019. CIM Commercial also pays a Base Service Fee to the Administrator, a related party, which totaled $552,000 for the six months ended June 30, 2019 compared to $539,000 for the six months ended June 30, 2018. In addition, the Administrator received compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the six months ended June 30, 2019 and 2018, we expensed $1,058,000 and $1,555,000 for such services, respectively. For the six months ended June 30, 2019 and 2018, we also expensed $131,000 and $145,000, respectively, related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement Agreement. The aforementioned sales and the sale of two office properties and one development site in Washington, D.C., which was consummated in July 2019, are expected to cause asset management fees to decline materially during the remainder of 2019.
Interest Expense: Interest expense, which has not been allocated to our operating segments, was $5,477,000 for the six months ended June 30, 2019, a decrease of $7,483,000 compared to $12,960,000 in the corresponding period in 2018. The decrease is primarily due to a decrease in interest expense due to the legal defeasance of mortgage loans with an aggregate outstanding principal balance of $205,500,000 in connection with the sale of three office properties and a parking garage in Oakland, California, the prepayment of a $46,000,000 mortgage loan in connection with the sale of an office property in Washington, D.C., and the assumption of a $28,200,000 mortgage loan by the buyer of an office property in San Francisco, California, all of which were consummated in March 2019, the legal defeasance of a mortgage loan with an outstanding principal balance of $39,500,000 in connection with the sale of an office property in Oakland, California, which was consummated in May 2019, a decrease in interest expense, including the impact of interest rate swaps, as a result of a lower average outstanding principal balance on our revolving credit facility during the first six months of 2019 compared to the average outstanding principal balance on our unsecured credit and term loan facilities during the first six months of 2018, primarily due to repayments of $10,000,000, $40,000,000, $10,000,000, and $120,000,000 in May 2018, December 2018, February 2019, and March 2019, respectively, and income received during the six months ended June 30, 2019 in connection with the termination of our two remaining interest rate swaps. The aforementioned reductions in our debt are expected to cause interest expense to decline materially during the remainder of 2019. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the amount and timing of future borrowings on our revolving credit facility, and the terms and amount of any new borrowings we may enter into.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $2,138,000 for the six months ended June 30, 2019, a decrease of $1,297,000 compared to $3,435,000 in the corresponding period in 2018. The decrease is primarily due to certain expenses related to our multifamily properties sold during the year ended December 31, 2017, which were expensed during the six months ended June 30, 2018.
Transaction Costs: Transaction costs totaled $260,000 for the six months ended June 30, 2019 and $344,000 for the six months ended June 30, 2018.
Depreciation and Amortization Expense: Depreciation and amortization expense was $16,815,000 for the six months ended June 30, 2019, a decrease of $9,658,000 compared to $26,473,000 for the six months ended June 30, 2018. The decrease is primarily due to the sale of three office properties and a parking garage in Oakland, California that were held for sale starting in mid-January 2019 and sold in March 2019, the sale of an office property in Washington, D.C. that was held for sale starting in late January 2019 and sold in March 2019, the sale of an office property in San Francisco, California that was held for sale starting in late December 2018 and sold in mid-March 2019, the sale of an office property in Oakland, California that was held for sale in mid-March 2019 and sold in mid-May 2019, and the impairment of two office properties and one development site in Washington, D.C., which decreased the carrying amounts of such properties and the depreciation thereon during the six months ended June 30, 2019. The aforementioned sales and the sale of two office properties and one development site in Washington, D.C., which was consummated in July 2019, are expected to cause depreciation and amortization expense to decline materially during the remainder of 2019.
Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt was $29,982,000 for the six months ended June 30, 2019 and $0 for the six months ended June 30, 2018. In March 2019, we legally defeased mortgage loans with an aggregate outstanding principal balance of $205,500,000 in connection with the sale of three office properties and a parking garage in Oakland, California, we prepaid a $46,000,000 mortgage loan in connection with the sale of an office property in Washington, D.C., and a $28,200,000 mortgage loan was assumed by the buyer of an office property in San Francisco, California. In May 2019, one mortgage loan, with an outstanding principal balance of $39,500,000 at such time, was legally defeased in connection with the sale of the related property. Loss on early extinguishment of debt consists of the costs associated with the aforementioned legal defeasances, repayment, and assumption of mortgage loans, the write-off of unamortized deferred loan costs, and, with regards to the legal defeasances, the difference between the purchase price of the U.S. government securities and the outstanding principal balance of the mortgage loans that were legally defeased.
Impairment of Real Estate: Impairment of real estate was $69,000,000 for the six months ended June 30, 2019 and $0 for the six months ended June 30, 2018. In connection with our negotiation of an agreement with an unrelated third-party for the sale of 100% fee-simple interests in two office properties and one development site in Washington, D.C, we determined that the book values of such properties exceeded their estimated fair values and recognized impairment charges totaling $69,000,000 for the six months ended June 30, 2019. Our determination of the fair values of such properties was based on negotiations with the third-party buyer and the contract sales price.
Provision for Income Taxes: Provision for income taxes was $599,000 for the six months ended June 30, 2019 and $680,000 for the six months ended June 30, 2018.
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
In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. A portion of the net proceeds from the loans was used to repay outstanding balances under our unsecured credit facility and the remaining portion was used to repurchase shares of our Common Stock in a private repurchase in September 2016. On September 21, 2017, in connection with the sale of an office property in Los Angeles, California, one mortgage loan with an outstanding principal balance of $21,700,000, collateralized by such property, was assumed by the buyer. On March 1, 2019, additional mortgage loans with an aggregate outstanding principal balance of $205,500,000 at such time, were legally defeased in connection with the sale of the related properties. The cash outlay required for the defeasance in the net amount of $224,086,000 was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loans from the effective date of the defeasance through the date on which we could repay the loans at par. As a result of the defeasance, we recognized a loss on early extinguishment of debt of $0 and $19,290,000 for the three and six months ended June 30, 2019, respectively, which represents the sum of the difference between the purchase price of U.S. government securities of $224,086,000 and the aggregate outstanding principal balance of the mortgage loans of $205,500,000, the write-off of deferred loan costs of $637,000 and related accumulated amortization of $170,000, and transaction costs of $237,000. On March 14, 2019, in connection with the sale of an office property in San Francisco, California, one mortgage loan with an outstanding principal balance of $28,200,000 at such time was assumed by the buyer. As a result of this assumption, we recognized a loss on early extinguishment of debt of $0 and $178,000 for the three and six months ended June 30, 2019, respectively, which represents the write-off of deferred loan costs of $243,000 and related accumulated amortization of $65,000. On May 16, 2019, one mortgage loan with an outstanding principal balance of $39,500,000 at such time, was legally defeased in connection with the sale of the related property. The cash outlay required for the defeasance in the net amount of $44,108,000 was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loan from the effective date of the defeasance through the date on which we could repay the loan at par. As a result of the defeasance, we recognized a loss on early extinguishment of debt of $4,911,000 for each of the three and six months ended June 30, 2019, which represents the sum of the difference between the purchase price of U.S. government securities of $44,108,000 and the outstanding principal balance of the mortgage loan of $39,500,000, the write-off of deferred loan costs of $287,000 and related accumulated amortization of $82,000, and transaction costs of $98,000.

On May 30, 2018, we completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $38,200,000 of unguaranteed SBA 7(a) loan-backed notes. The securitization uses a trust formed for the benefit of the note holders which is considered a VIE. Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 810, Consolidation, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. The SBA 7(a) loan-backed notes are collateralized solely by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of our collateralized SBA 7(a) loans, we estimate the weighted average life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%. We reflect the SBA 7(a) loans receivable as assets on our consolidated balance sheets and the SBA 7(a) loan-backed notes as debt on our consolidated balance sheets. The restricted cash on our consolidated balance sheets as of June 30, 2019 and December 31, 2018 included $1,756,000 and $3,174,000, respectively, of funds related to our SBA 7(a) loan-backed notes.

In October 2018, CIM Commercial entered into a revolving credit facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $250,000,000, subject to a borrowing base calculation. The revolving credit facility is secured by deeds of trust on certain properties. Outstanding advances under the revolving credit facility bear interest at (i) the base rate plus 0.55% or (ii) LIBOR plus 1.55%. At December 31, 2018, the variable interest rate was 4.07%. The interest rate on the first $120,000,000 of one-month LIBOR indexed variable rate borrowings on our revolving credit facility was effectively converted to a fixed rate of 3.11% through interest rate swaps until such swaps were terminated on March 11, 2019. The revolving credit facility is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions. We expect the revolving credit facility to remain in place following the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, as defined above. On October 30, 2018, we borrowed $170,000,000 on this facility to repay outstanding borrowings on our unsecured term loan facility. On December 28, 2018, we repaid $40,000,000 of outstanding borrowings on our revolving credit facility and we terminated one interest rate swap with a notional value of $50,000,000. On February 28, 2019 and March 11, 2019, we repaid $10,000,000 and $120,000,000, respectively, of outstanding borrowings on our revolving credit facility using cash on hand and net proceeds from the 2019 asset sales, and, in connection with the March 11, 2019 repayment, we terminated our two remaining interest rate swaps, which had an aggregate notional value of $120,000,000. At August 6, 2019, June 30, 2019, and December 31, 2018, $0, $0 and $130,000,000, respectively, was outstanding under the revolving credit facility and approximately $210,000,000, $210,000,000, and $91,000,000, respectively, was available for future borrowings. The revolving credit facility is not subject to any financial covenants, but is subject to a borrowing base calculation that determines the amount we can borrow.

On March 1, 2019, in connection with the sale of an office property in Washington, D.C., we prepaid the related mortgage loan with an outstanding principal balance of $46,000,000 at such time, using proceeds from the sale. As a result, we recognized a loss on early extinguishment of debt of $0 and $5,603,000 for the three and six months ended June 30, 2019, respectively, which represents a prepayment penalty of $5,325,000 and the write-off of deferred loan costs of $537,000 and related accumulated amortization of $259,000.
We have an effective registration statement with the SEC with respect to the offer and sale of up to $900,000,000 of Series A Preferred Units, with each Series A Preferred Unit consisting of (i) one share of Series A Preferred Stock, par value $0.001 per share, of the Company with an initial stated value of $25.00 per share, subject to adjustment, and (ii) one Series A Preferred Warrant to purchase 0.25 of a share of Common Stock. The registration statement allows us to sell up to a maximum of 36,000,000 Series A Preferred Units. Holders of Series A Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the Series A Preferred Stock Stated Value (i.e. the equivalent of $0.34375 per share per quarter). The exercise price of each Series A Preferred Warrant is at a 15.0% premium to the per share estimated NAV of our Common Stock (as most recently published and designated as the Applicable NAV by us at the time of each issuance of Series A Preferred Warrants). At the effective time of the Reverse Stock Split, the exercise price of each outstanding Series A Preferred Warrant will automatically increase to three times the exercise prices of such warrant immediately prior to the effective time of the Reverse Stock Split and the number of shares of Common Stock issuable upon the exercise of such warrant will automatically be adjusted to one-third of 0.25 (or approximately 0.0833) of a share of Common Stock. Further, the Company intends to reduce the strike price of each outstanding Series A Preferred Warrant to account for the effect of the Special Dividend. As of June 30, 2019, we had issued 3,614,493 Series A Preferred Units and received net proceeds of $82,732,000 after commissions, fees and allocated costs. As of June 30, 2019, 12,772 shares of Series A Preferred Stock had been redeemed.
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
We have used a portion of our unrestricted cash and net proceeds from the Asset Sale to repay balances on certain of the Company’s indebtedness. Upon completion of the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, we expect to continue to have substantial borrowing capacity.

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

Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, capital expenditures, refinancing of indebtedness, SBA 7(a) loan originations, paying distributions on our Preferred Stock or any other preferred stock we may issue, repurchase and or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock) and distributions on our Common Stock. We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through one or more of the methods described in the immediately preceding paragraph. These sources of funding may not be available on attractive terms or at all. If we cannot obtain additional funding for our long-term liquidity needs, our assets may generate lower cash flows or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so and could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
Available Borrowings and Cash Balances
We have typically financed our capital needs through offerings of shares of Preferred Stock, long-term secured mortgages, unsecured term loan facilities, unsecured or secured short-term credit facilities, and cash flows from operations. As of June 30, 2019 and December 31, 2018, we had total indebtedness, exclusive of debt included in liabilities associated with assets held for sale, net, of $162,337,000 and $588,671,000, respectively. As of August 6, 2019, June 30, 2019 and December 31, 2018, $0, $0 and $130,000,000, respectively, was outstanding under our revolving credit facility and approximately $210,000,000, $210,000,000 and $91,000,000, respectively, was available for future borrowings.
Cash Flow Analysis
Our cash and cash equivalents and restricted cash, inclusive of cash and restricted cash associated with assets held for sale, net, totaled $386,539,000 and $78,198,000 at June 30, 2019 and December 31, 2018, respectively. Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the ADR of our hotel, the collectability of rent and recoveries from our tenants, and loan related activity. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities totaled $26,237,000 for the six months ended June 30, 2019 compared to $36,913,000 for the six months ended June 30, 2018. The decrease was primarily due to a decrease of $11,294,000 resulting from a higher level of working capital used compared to the prior period, a decrease of $5,272,000 in proceeds from the sale of guaranteed loans and a decrease of $1,040,000 in principal collected on loans subject to secured borrowings, partially offset by a decrease of $7,453,000 in loans funded.
Our cash flows from investing activities are primarily related to property acquisitions and sales, expenditures for development or repositioning of properties, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash provided by investing activities for the six months ended June 30, 2019 was $748,955,000 compared to net cash used in investing activities of $120,751,000 in the corresponding period in 2018. The increase was primarily due to $765,116,000 of cash generated from the sale of real estate during the six months ended June 30, 2019 compared to an outflow of $112,048,000 for the acquisition of real estate during the six months ended June 30, 2018, and a $2,484,000 decrease in loans funded, partially offset by an increase of $8,050,000 in cash used to fund additions to investments in real estate, and a $2,135,000 decrease in principal collected on loans.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash used in financing activities for the six months ended June 30, 2019 was $466,851,000 compared to cash provided by financing activities of $41,512,000 in the corresponding period in 2018. We had net debt payments inclusive of secured borrowings of the lending business, of $182,858,000 for the six months ended June 30, 2019, compared with net debt borrowings of $36,874,000 for the six months ended June 30, 2018. Additionally, for the six months ended June 30, 2019, we had an outflow of $268,194,000 for investments in marketable securities in connection with the legal defeasance of certain mortgage loans and an outflow of $5,660,000 for prepayment penalties and other payments related to the early extinguishment of debt in connection with the Asset Sale. Dividends of $26,895,000 for the six months ended June 30, 2019, which include an annual Series L dividend of $14,045,000 paid in January 2019, were sourced from cash provided by operating activities and cash on hand at the beginning of the period, while dividends of $13,264,000 for the six months ended June 30, 2018 were sourced from cash provided by operating activities. Proceeds from the issuance of our Series A Preferred Units were $17,521,000 during the six months ended June 30, 2019 compared to $19,963,000 in the corresponding period in 2018.

Summarized Contractual Obligations, Commitments and Contingencies
The following summarizes our contractual obligations at June 30, 2019:

	Payments Due by Period
Contractual Obligations (1)	Total	2019	2020 - 2021	2022 - 2023	Thereafter
	(in thousands)
Debt:
Mortgage payable	$97,100	$—	$—	$—	$97,100
Other (2) (3)	54,442	943	3,913	4,128	45,458
Secured borrowings (3)	15,304	281	1,200	1,336	12,487
Interest and fees:
Debt (4)	68,935	4,081	16,031	14,871	33,952
Other Contractual Obligations:
Borrower advances	3,549	3,549	—	—	—
Loan commitments	7,607	7,607	—	—	—
Tenant improvements	9,716	6,381	323	1,608	1,404
Operating leases	234	128	106	—	—
Total contractual obligations	$256,887	$22,970	$21,573	$21,943	$190,401

(1)	Excludes contractual obligations related to 899, 999 and 901 N Capitol Street, which are classified as held for sale as of June 30, 2019.

(2)	Represents the junior subordinated notes and SBA 7(a) loan-backed notes.

(3)
Principal payments on SBA 7(a) loan-backed notes, which are included in Other, and secured borrowings are generally dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based on scheduled payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and or loan liquidations or charge-offs. No payment is due unless payments are received from the borrowers on the underlying loans.

(4)
Excludes premiums and discounts. For the mortgage payable and junior subordinated notes, the interest expense is calculated based on the effective interest rate on the related debt. For our revolving credit facility, we use the balance outstanding and the applicable rates in effect at June 30, 2019 to calculate the unused commitment fees. For our secured borrowings related to our government guaranteed loans, we use the variable rate in effect at June 30, 2019.

Off-Balance Sheet Arrangements
At June 30, 2019, we did not have any off-balance sheet arrangements.
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

Cash dividends declared on our Series A Preferred Stock for the six months ended June 30, 2019 consist of the following:

Declaration Date	Payment Date	Number of Shares	Cash Dividends Declared
			(in thousands)
June 4, 2019	July 15, 2019	3,601,721	$1,150
February 20, 2019	April 15, 2019	3,149,924	$1,010
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
Accumulated cash dividends on our Series L Preferred Stock for the six months ended June 30, 2019 are included in the numerator for purposes of calculating basic and diluted net income (loss) attributable to common stockholders per share and consist of the following:

Accumulation Period			Dividends
Start Date	End Date	Number of Shares	Accumulated
			(in thousands)
April 1, 2019	June 30, 2019	8,080,740	$3,152
January 1, 2019	March 31, 2019	8,080,740	$3,152
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

Cash dividends per share of Common Stock declared during the six months ended June 30, 2019 consist of the following:

Declaration Date	Payment Date	Type	Cash Dividend Per Common Share
June 4, 2019	June 27, 2019	Regular Quarterly	$0.12500
February 20, 2019	March 25, 2019	Regular Quarterly	$0.12500

As previously announced, in connection with the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, our board of directors reevaluated our dividend policy. As a result of such review, our board of directors established a new quarterly dividend rate of $0.025 per share of our Common Stock and, on August 8, 2019, we declared a cash dividend of $0.025 per share of our Common Stock (which will be equal to $0.075 per share of our Common Stock following the Reverse Stock Split), to be paid on September 18, 2019 to stockholders of record at the close of business on September 6, 2019. We expect that the new dividend rate will position us for future growth.

On August 8, 2019, in connection with the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, we declared the Special Dividend of $14.00 per share of Common Stock, or $613,294,000 in the aggregate, that will be paid on August 30, 2019 to stockholders of record at the close of business on August 19, 2019. The Special Dividend will be funded primarily by the net proceeds (after the repayment of debt) received from the sale of ten properties during 2019 and borrowings on our revolving credit facility. Also on August 8, 2019, we announced the Reverse Stock Split, which will become effective at 12:01 a.m. on September 3, 2019. Pursuant to the Reverse Stock Split, every three shares of Common Stock held by a stockholder immediately prior to the effective time of the Reverse Stock Split will be converted into one share of Common Stock. Fractional shares of Common Stock will not be issued as a result of the Reverse Stock Split; instead, holders of pre-split shares of Common Stock who otherwise would have been entitled to receive a fractional share of Common Stock will receive an amount in cash equal to the product of the fraction of a share multiplied by the September 3, 2019 closing price of the Common Stock on Nasdaq.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using a rate of 3.81% at June 30, 2019, and rates ranging from 4.62% to 4.64% at December 31, 2018. Mortgages payable, exclusive of debt included in liabilities associated with assets held for sale, net, with book values of $96,913,000 and $386,923,000 as of June 30, 2019 and December 31, 2018, respectively, have fair values of approximately $99,078,000 and $377,364,000, respectively.
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. At June 30, 2019 and December 31, 2018 (excluding premiums, discounts, and deferred loan costs, including debt included in liabilities associated with assets held for sale, net, and before the impact of interest rate swaps, as applicable), $97,100,000 (or 58.2%) and $416,300,000 (or 66.8%) of our debt, respectively, was fixed rate mortgage loans, and $69,746,000 (or 41.8%) and $206,604,000 (or 33.2%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding at June 30, 2019 and December 31, 2018, and before the impact of interest rate swaps, as applicable, a 12.5 basis point change in LIBOR would result in an annual impact to our earnings of approximately $87,000 and $258,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt or the impact of interest rate swaps, as applicable.
In order to manage financing costs and interest rate exposure related to our one-month LIBOR indexed variable rate borrowings, on August 13, 2015, we entered into ten interest rate swap agreements with multiple counterparties totaling $385,000,000 of notional value. These swap agreements became effective on November 2, 2015. These interest rate swaps effectively converted the interest rate on our one-month LIBOR indexed variable rate interest payments into a fixed weighted average rate of 1.563% plus the credit spread, which was 1.55% at December 31, 2018, or an all-in rate of 3.11%. During the year ended December 31, 2017, we repaid $215,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated seven interest rate swaps with an aggregate notional value of $215,000,000, for which we received termination payments, net of fees, of $973,000. On December 28, 2018, we repaid $40,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated one interest rate swap with a notional value of $50,000,000, for which we received a termination payment, net of fees, of $684,000. On March 11, 2019, we repaid $120,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated our two remaining interest rate swaps with an aggregate notional value of $120,000,000, for which we received aggregate termination payments, net of fees, of $1,302,000. For a description of our derivative contracts, see Note 12 to our consolidated financial statements included in this report.

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of June 30, 2019, our Principal Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and include controls and procedures designed to ensure the information required to be disclosed by the Company in such reports is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Amendment, Assignment and Assumption Agreement, dated as of May 31, 2019, by and among CIM Commercial Trust Corporation, International Assets Advisory, LLC and CCO Capital, LLC (incorporated by reference to Exhibit 1.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2019).

10.2
Purchase and Sale Agreement, dated as of June 18, 2019, by and among Union Square 941 Property LP, Union Square 825 Property LP, Union Square Plaza Owner LP and Network Realty Partners, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2019).

*31.1	Section 302 Officer Certification—Chief Executive Officer.
*31.2	Section 302 Officer Certification—Chief Financial Officer.
*32.1	Section 906 Officer Certification—Chief Executive Officer.
*32.2	Section 906 Officer Certification—Chief Financial Officer.
*101	Interactive data files pursuant to Rule 405 of Regulation S-T.
_______________________________________________________________________________
* Filed herewith.

Exhibit Index

Exhibit Number	Exhibit Description
10.1
Amendment, Assignment and Assumption Agreement, dated as of May 31, 2019, by and among CIM Commercial Trust Corporation, International Assets Advisory, LLC and CCO Capital, LLC (incorporated by reference to Exhibit 1.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2019).

10.2
Purchase and Sale Agreement, dated as of June 18, 2019, by and among Union Square 941 Property LP, Union Square 825 Property LP, Union Square Plaza Owner LP and Network Realty Partners, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2019).

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

CIM COMMERCIAL TRUST CORPORATION
Dated: August 8, 2019	By:	/s/ DAVID THOMPSON David Thompson Chief Executive Officer

Dated: August 8, 2019	By:	/s/ NATHAN D. DEBACKER Nathan D. DeBacker Chief Financial Officer