Form 10-Q
period 2019-09-30
CIM Commercial Trust Corp
filed 2019-11-08
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
As of November 5, 2019, the Registrant had outstanding 14,602,149 shares of common stock, par value $0.001 per share.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

PART I
Financial Information

Item 1.
Financial Statements

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investments in real estate, net	$505,966	$1,040,937
Cash and cash equivalents	14,600	54,931
Restricted cash	11,507	22,512
Loans receivable, net	71,576	83,248
Accounts receivable, net	5,121	6,640
Deferred rent receivable and charges, net	34,316	84,230
Other intangible assets, net	7,740	9,531
Other assets	9,026	18,197
Assets held for sale, net (Note 3)	—	22,175
TOTAL ASSETS	$659,852	$1,342,401
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$227,727	$588,671
Accounts payable and accrued expenses	16,960	41,598
Intangible liabilities, net	1,562	2,872
Due to related parties	6,740	10,951
Other liabilities	9,046	16,535
Liabilities associated with assets held for sale, net (Note 3)	—	28,766
Total liabilities	262,035	689,393
COMMITMENTS AND CONTINGENCIES (Note 15)
REDEEMABLE PREFERRED STOCK: Series A, $0.001 par value; 36,000,000 shares authorized; 1,642,763 and 1,641,563 shares issued and outstanding, respectively, at September 30, 2019 and 1,566,386 and 1,565,346 shares issued and outstanding, respectively, at December 31, 2018; liquidation preference of $25.00 per share, subject to adjustment	37,216	35,733
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 36,000,000 shares authorized; 2,462,104 and 2,450,417 shares issued and outstanding, respectively, at September 30, 2019 and 1,287,169 and 1,281,804 shares issued and outstanding, respectively, at December 31, 2018; liquidation preference of $25.00 per share, subject to adjustment	60,987	31,866
Series L cumulative redeemable preferred stock, $0.001 par value; 9,000,000 shares authorized; 8,080,740 shares issued and outstanding at September 30, 2019 and December 31, 2018; liquidation preference of $28.37 per share, subject to adjustment	229,251	229,251
Common stock, $0.001 and $0.003 par value; 900,000,000 shares authorized; 14,602,149 and 14,598,357 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively (1)	15	44
Additional paid-in capital	788,342	790,354
Accumulated other comprehensive income	—	1,806
Distributions in excess of earnings	(718,493)	(436,883)
Total stockholders' equity	360,102	616,438
Noncontrolling interests	499	837
Total equity	360,601	617,275
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$659,852	$1,342,401

(1)	All share and per share amounts have been adjusted to give retroactive effect to the one-for-three reverse stock split of our common stock effected on September 3, 2019.
           The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)
REVENUES:
Rental and other property income	$17,306	$36,606	$73,306	$109,575
Hotel income	7,734	7,715	27,087	27,564
Interest and other income	4,175	3,286	12,955	10,306
	29,215	47,607	113,348	147,445
EXPENSES:
Rental and other property operating	13,286	20,405	49,197	59,086
Asset management and other fees to related parties	3,981	6,121	14,155	18,475
Interest	2,403	6,965	8,998	20,409
General and administrative	1,384	1,205	4,793	6,496
Transaction costs	340	15	600	359
Depreciation and amortization	5,180	13,310	21,995	39,783
Loss on early extinguishment of debt (Note 7)	—	—	29,982	—
Impairment of real estate (Note 3)	—	—	69,000	—
	26,574	48,021	198,720	144,608
Gain on sale of real estate (Note 3)	302	—	433,104	—
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,943	(414)	347,732	2,837
Provision for income taxes	87	115	686	795
NET INCOME (LOSS)	2,856	(529)	347,046	2,042
Net (income) loss attributable to noncontrolling interests	(8)	1	165	(15)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	2,848	(528)	347,211	2,027
Redeemable preferred stock dividends declared or accumulated (Note 10)	(4,470)	(3,921)	(12,934)	(11,380)
Redeemable preferred stock redemptions (Note 10)	—	1	(8)	3
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,622)	$(4,448)	$334,269	$(9,350)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE: (1)
Basic	$(0.11)	$(0.30)	$22.90	$(0.64)
Diluted	$(0.11)	$(0.30)	$21.24	$(0.64)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: (1)
Basic	14,598	14,598	14,598	14,597
Diluted	14,599	14,598	15,825	14,597

(1)	All share and per share amounts have been adjusted to give retroactive effect to the one-for-three reverse stock split of our common stock effected on September 3, 2019.
   The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)
NET INCOME (LOSS)	$2,856	$(529)	$347,046	$2,042
Other comprehensive income (loss): cash flow hedges	—	(183)	(1,806)	1,407
COMPREHENSIVE INCOME (LOSS)	2,856	(712)	345,240	3,449
Comprehensive (income) loss attributable to noncontrolling interests	(8)	1	165	(15)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$2,848	$(711)	$345,405	$3,434
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts)

	Nine Months Ended September 30, 2019
	Common Stock (1)		Preferred Stock
			Series A		Series L
	Shares	Par Value	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Earnings	Non-controlling Interests	Total Equity
	(Unaudited)
Balances, December 31, 2018	14,598,357	$44	1,281,804	$31,866	8,080,740	$229,251	$790,354	$1,806	$(436,883)	$837	$617,275
Stock-based compensation expense	—	—	—	—	—	—	38	—	—	—	38
Common dividends ($0.375 per share) (1)	—	—	—	—	—	—	—	—	(5,474)	—	(5,474)
Issuance of Series A Preferred Warrants	—	—	—	—	—	—	9	—	—	—	9
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	—	—	—	(1,010)	—	(1,010)
Reclassification of Series A Preferred Stock to permanent equity	—	—	389,577	9,712	—	—	(822)	—	—	—	8,890
Redemption of Series A Preferred Stock	—	—	(1,500)	(37)	—	—	(1)	—	—	—	(38)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(1,806)	—	—	(1,806)
Net income (loss)	—	—	—	—	—	—	—	—	291,797	(174)	291,623
Balances, March 31, 2019	14,598,357	$44	1,669,881	$41,541	8,080,740	$229,251	$789,578	$—	$(151,570)	$663	$909,507
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(47)	(47)
Stock-based compensation expense	3,556	—	—	—	—	—	44	—	—	—	44
Common dividends ($0.375 per share) (1)	—	—	—	—	—	—	—	—	(5,476)	—	(5,476)
Issuance of Series A Preferred Warrants	—	—	—	—	—	—	31	—	—	—	31
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	—	—	—	(1,150)	—	(1,150)
Reclassification of Series A Preferred Stock to permanent equity	—	—	474,462	11,827	—	—	(1,002)	—	—	—	10,825
Redemption of Series A Preferred Stock	—	—	(1,667)	(41)	—	—	4	—	(4)	—	(41)
Net income	—	—	—	—	—	—	—	—	52,566	1	52,567
Balances, June 30, 2019	14,601,913	$44	2,142,676	$53,327	8,080,740	$229,251	$788,655	$—	$(105,634)	$617	$966,260

(1)	All share and per share amounts have been adjusted to give retroactive effect to the one-for-three reverse stock split of our common stock effected on September 3, 2019.
(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Continued)
(In thousands, except share and per share amounts)

	Nine Months Ended September 30, 2019
	Common Stock (1)		Preferred Stock
			Series A		Series L
	Shares	Par Value	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Earnings	Non-controlling Interests	Total Equity
	(Unaudited)
Balances, June 30, 2019	14,601,913	$44	2,142,676	$53,327	8,080,740	$229,251	$788,655	$—	$(105,634)	$617	$966,260
Contributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	455	455
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(468)	(468)
Extinguishment of noncontrolling interest	—	—	—	—	—	—	—	—	—	(113)	(113)
Stock-based compensation expense	324	—	—	—	—	—	56	—	—	—	56
Retirement of fractional shares	(88)	—	—	—	—	—	(1)	—	—	—	(1)
Change in par value	—	(29)	—	—	—	—	29	—	—	—	—
Special cash dividends ($42.00 per share) (Note 11)	—	—	—	—	—	—	—	—	(613,294)	—	(613,294)
Common dividends ($0.075 per share) (1)	—	—	—	—	—	—	—	—	(1,095)	—	(1,095)
Issuance of Series A Preferred Warrants	—	—	—	—	—	—	252	—	—	—	252
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	—	—	—	(1,318)	—	(1,318)
Reclassification of Series A Preferred Stock to permanent equity	—	—	307,856	7,663	—	—	(649)	—	—	—	7,014
Redemption of Series A Preferred Stock	—	—	(115)	(3)	—	—	—	—	—	—	(3)
Net income	—	—	—	—	—	—	—	—	2,848	8	2,856
Balances, September 30, 2019	14,602,149	$15	2,450,417	$60,987	8,080,740	$229,251	$788,342	$—	$(718,493)	$499	$360,601

(1)	All share and per share amounts have been adjusted to give retroactive effect to the one-for-three reverse stock split of our common stock effected on September 3, 2019.
(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Continued)
(In thousands, except share and per share amounts)

	Nine Months Ended September 30, 2018
	Common Stock (1)		Preferred Stock
			Series A		Series L
	Shares	Par Value	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Earnings	Non-controlling Interests	Total Equity
	(Unaudited)
Balances, December 31, 2017	14,594,979	$44	60,592	$1,508	8,080,740	$229,251	$792,631	$1,631	$(399,250)	$890	$626,705
Stock-based compensation expense	—	—	—	—	—	—	38	—	—	—	38
Common dividends ($0.375 per share) (1)	—	—	—	—	—	—	—	—	(5,473)	—	(5,473)
Issuance of Series A Preferred Warrants	—	—	—	—	—	—	17	—	—	—	17
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	—	—	—	(493)	—	(493)
Reclassification of Series A Preferred Stock to permanent equity	—	—	82,841	2,060	—	—	(175)	—	—	—	1,885
Redemption of Series A Preferred Stock	—	—	—	—	—	—	1	—	—	—	1
Other comprehensive income	—	—	—	—	—	—	—	1,183	—	—	1,183
Net income	—	—	—	—	—	—	—	—	618	4	622
Balances, March 31, 2018	14,594,979	$44	143,433	$3,568	8,080,740	$229,251	$792,512	$2,814	$(404,598)	$894	$624,485
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(67)	(67)
Stock-based compensation expense	3,378	—	—	—	—	—	48	—	—	—	48
Common dividends ($0.375 per share) (1)	—	—	—	—	—	—	—	—	(5,474)	—	(5,474)
Issuance of Series A Preferred Warrants	—	—	—	—	—	—	23	—	—	—	23
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	—	—	—	(662)	—	(662)
Reclassification of Series A Preferred Stock to permanent equity	—	—	164,077	4,069	—	—	(339)	—	—	—	3,730
Redemption of Series A Preferred Stock	—	—	—	—	—	—	1	—	—	—	1
Other comprehensive income	—	—	—	—	—	—	—	407	—	—	407
Net income	—	—	—	—	—	—	—	—	1,937	12	1,949
Balances, June 30, 2018	14,598,357	$44	307,510	$7,637	8,080,740	$229,251	$792,245	$3,221	$(408,797)	$839	$624,440

(1)	All share and per share amounts have been adjusted to give retroactive effect to the one-for-three reverse stock split of our common stock effected on September 3, 2019.
(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Continued)
(In thousands, except share and per share amounts)

	Nine Months Ended September 30, 2018
	Common Stock (1)		Preferred Stock
			Series A		Series L
	Shares	Par Value	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Earnings	Non-controlling Interests	Total Equity
	(Unaudited)
Balances, June 30, 2018	14,598,357	$44	307,510	$7,637	8,080,740	$229,251	$792,245	$3,221	$(408,797)	$839	$624,440
Stock-based compensation expense	—	—	—	—	—	—	38	—	—	—	38
Common dividends ($0.375 per share) (1)	—	—	—	—	—	—	—	—	(5,474)	—	(5,474)
Issuance of Series A Preferred Warrants	—	—	—	—	—	—	22	—	—	—	22
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	—	—	—	(769)	—	(769)
Reclassification of Series A Preferred Stock to permanent equity	—	—	259,066	6,435	—	—	(533)	—	—	—	5,902
Redemption of Series A Preferred Stock	—	—	(400)	(10)	—	—	1	—	—	—	(9)
Other comprehensive income	—	—	—	—	—	—	—	(183)	—	—	(183)
Net loss	—	—	—	—	—	—	—	—	(528)	(1)	(529)
Balances, September 30, 2018	14,598,357	$44	566,176	$14,062	8,080,740	$229,251	$791,773	$3,038	$(415,568)	$838	$623,438

(1)	All share and per share amounts have been adjusted to give retroactive effect to the one-for-three reverse stock split of our common stock effected on September 3, 2019.
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$347,046	$2,042
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent and amortization of intangible assets, liabilities and lease inducements	(2,019)	(3,246)
Depreciation and amortization	21,995	39,783
Reclassification from AOCI to interest expense	(1,806)	(320)
Reclassification from other assets to interest expense for swap termination	1,421	—
Change in fair value of swaps	209	70
Gain on sale of real estate	(433,104)	—
Impairment of real estate	69,000	—
Loss on early extinguishment of debt	29,982	—
Straight-line rent expense	—	(18)
Amortization of deferred loan costs	864	639
Amortization of premiums and discounts on debt	(150)	(111)
Unrealized premium adjustment	1,293	1,946
Amortization and accretion on loans receivable, net	(250)	(228)
Bad debt expense	73	222
Deferred income taxes	(76)	62
Stock-based compensation	138	124
Loans funded, held for sale to secondary market	(20,566)	(39,990)
Proceeds from sale of guaranteed loans	29,716	41,408
Principal collected on loans subject to secured borrowings	2,477	1,642
Other operating activity	(581)	(1,079)
Changes in operating assets and liabilities:
Accounts receivable and interest receivable	1,604	5,390
Other assets	3,101	(1,820)
Accounts payable and accrued expenses	(3,224)	2,137
Deferred leasing costs	(1,296)	(1,922)
Other liabilities	(7,956)	1,046
Due to related parties	(4,292)	2,024
Net cash provided by operating activities	33,599	49,801
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(19,946)	(10,139)
Acquisition of real estate	—	(112,048)
Proceeds from sale of real estate, net	941,032	—
Loans funded	(6,855)	(13,330)
Principal collected on loans	5,916	8,501
Other investing activity	354	124
Net cash provided by (used in) investing activities	920,501	(126,892)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of unsecured revolving lines of credit, revolving credit facility and or term note	(135,500)	—
Proceeds from unsecured revolving lines of credit, revolving credit facility and or term note	74,000	—
Payment of mortgages payable	(46,000)	—
Investments in marketable securities in connection with the legal defeasance of mortgages payable	(268,194)	—

(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
Prepayment penalties and other payments for early extinguishment of debt	(5,660)	—
Payment of principal on SBA 7(a) loan-backed notes	(7,625)	(3,239)
Proceeds from SBA 7(a) loan-backed notes	—	38,200
Payment of principal on secured borrowings	(2,477)	(1,642)
Proceeds from secured borrowings	—	772
Payment of deferred preferred stock offering costs	(497)	(1,124)
Payment of deferred loan costs	(34)	(1,112)
Payment of other deferred costs	(383)	(22)
Payment of common dividends	(12,045)	(16,421)
Payment of special cash dividends	(613,294)	(1,575)
Net proceeds from issuance of Series A Preferred Warrants	295	62
Net proceeds from issuance of Series A Preferred Stock	28,535	26,984
Payment of preferred stock dividends	(17,095)	(1,404)
Redemption of Series A Preferred Stock	(156)	(75)
Retirement of fractional shares of Common Stock	(1)	—
Noncontrolling interests' distributions	(515)	(67)
Noncontrolling interests' contributions	455	—
Net cash (used in) provided by financing activities	(1,006,191)	39,337
Change in cash balances included in assets held for sale	755	—
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(51,336)	(37,754)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	77,443	156,318
End of period	$26,107	$118,564
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$14,600	$97,040
Restricted cash	11,507	21,524
Total cash and cash equivalents and restricted cash	$26,107	$118,564
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$10,788	$20,240
Federal income taxes paid	$850	$622
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additions to investments in real estate included in accounts payable and accrued expenses	$3,275	$11,690
Net increase in fair value of derivatives applied to other comprehensive income	$—	$1,727
Additions to deferred costs included in accounts payable and accrued expenses	$344	$993
Additions to preferred stock offering costs included in accounts payable and accrued expenses	$467	$148
Accrual of dividends payable to preferred stockholders	$1,318	$769
Preferred stock offering costs offset against redeemable preferred stock in temporary equity	$249	$187
Preferred stock offering costs offset against redeemable preferred stock in permanent equity	$3	$—
Reclassification of Series A Preferred Stock from temporary equity to permanent equity	$26,729	$11,517
Reclassification of loans receivable, net to real estate owned	$243	$—
Reclassification of Series A Preferred Stock from temporary equity to accounts payable and accrued expenses	$—	$4
Establishment of right-of use asset and lease liability	$362	$—
Marketable securities transferred in connection with the legal defeasance of mortgages payable	$268,194	$—
Mortgage notes payable legally defeased	$245,000	$—
Mortgage note assumed in connection with our sale of real estate	$28,200	$—
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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
We filed Articles of Amendment (the "Reverse Stock Split Amendment") to effectuate a one-for-three reverse stock split of our Common Stock, effective on September 3, 2019 (the "Reverse Stock Split"). Pursuant to the Reverse Stock Split Amendment, every three shares of Common Stock issued and outstanding immediately prior to the effective time of the Reverse Stock Split were converted into one share of Common Stock, par value $0.003 per share. In connection with the Reverse Split Amendment, the Company filed Articles of Amendment (the "Par Value Amendment") to revert the par value of the Common Stock issued and outstanding from $0.003 per share to $0.001 per share, effective as of September 3, 2019, following the effective time of the Reverse Split Amendment. All Common Stock and per share of Common Stock amounts set forth in this Quarterly Report on Form 10-Q have been adjusted to give retroactive effect to the Reverse Stock Split, unless otherwise stated.
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
Interim Financial Information—The accompanying interim consolidated financial statements of CIM Commercial have been prepared by our management in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Our accompanying interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 18, 2019.
Principles of Consolidation—The consolidated financial statements include the accounts of CIM Commercial and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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
Investments in real estate are evaluated for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two of the impairment testing under GAAP is based on either the income approach, with market discount rate, terminal capitalization rate and rental rate assumptions being most critical to such analysis, or on the sales comparison approach to similar properties. Assets held for sale are reported at the lower of the asset's carrying amount or fair value, less costs to sell. For the three and nine months ended September 30, 2019, we recognized impairment of long-lived assets of $0 and $69,000,000, respectively (Note 3). For the three and nine months ended September 30, 2018, we recognized no impairment of long-lived assets.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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
For the three and nine months ended September 30, 2019 and 2018, we recognized rental income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Rental and other property income
Fixed lease payments (1)	$15,389	$34,108	$66,925	$101,423
Variable lease payments (2)	1,917	2,498	6,381	8,152
Rental and other property income	$17,306	$36,606	$73,306	$109,575

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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
We recognized hotel income of $7,734,000 and $7,715,000 for the three months ended September 30, 2019 and 2018, respectively, and $27,087,000 and $27,564,000 for the nine months ended September 30, 2019 and 2018, respectively. Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 18:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Hotel properties
Hotel income	$7,734	$7,715	$27,087	$27,564
Rental and other property income	736	777	2,208	2,273
Interest and other income	41	50	135	143
Hotel revenues	$8,511	$8,542	$29,430	$29,980
Tenant recoveries outside of the lease agreements
Tenant recoveries outside of the lease agreements are related to construction projects in which our tenants have agreed to fully reimburse us for all costs related to construction. These services include architectural, permit expediter and construction services. At inception of the contract with the customer, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate. While these individual services are distinct, in the context of the arrangement with the customer, all of these services are bundled together and represent a single package of construction services requested by the customer. The Company satisfies its performance obligation and recognizes revenues associated with these services over time as the construction is completed. Amounts recognized for tenant recoveries outside of the lease agreements were $0 and $120,000 for the three months ended September 30, 2019 and 2018, respectively, and $205,000 and $398,000 for the nine months ended September 30, 2019 and 2018, respectively, which are included in interest and other income on the consolidated

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

statements of operations. As of September 30, 2019, there were no remaining performance obligations associated with tenant recoveries outside of the lease agreements.
Loans Receivable—Our loans receivable are carried at their unamortized principal balance less unamortized acquisition discounts and premiums, retained loan discounts and loan loss reserves. For loans originated under the Small Business Administration's ("SBA") 7(a) Guaranteed Loan Program ("SBA 7(a) Program"), we sell the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by us is valued on a fair value basis and a discount is recorded as a reduction in basis of the retained portion of the loan. Unamortized retained loan discounts were $7,673,000 and $7,234,000 as of September 30, 2019 and December 31, 2018, respectively.
At the Acquisition Date, the carrying value of our loans was adjusted to estimated fair market value and acquisition discounts of $33,907,000 were recorded, which are being accreted to interest and other income using the effective interest method. We sold substantially all of our commercial mortgage loans with unamortized acquisition discounts of $15,951,000 to an unrelated third-party in December 2015. Acquisition discounts of $774,000 and $884,000 remained as of September 30, 2019 and December 31, 2018, respectively.
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
On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers' business models and future operations in accordance with Accounting Standards Codification ("ASC") 450-20, Contingencies—Loss Contingencies, and ASC 310-10, Receivables. For the three and nine months ended September 30, 2019, we recorded $140,000 and $82,000, respectively, of impairment on our loans receivable. For the three and nine months ended September 30, 2018, we recorded no impairment on our loans receivable. We establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, we establish the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.
Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred leasing costs, deferred offering costs (Note 10) and other deferred costs. Deferred rent receivable is $19,463,000 and $52,366,000 at September 30, 2019 and December 31, 2018, respectively. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs of $16,771,000 and $51,152,000 are presented net of accumulated amortization of $7,125,000 and $23,910,000 at September 30, 2019 and December 31, 2018, respectively. Deferred offering costs represent direct costs incurred in connection with our offering of Series A Preferred Units (as defined in Note 10), excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other offering fees and expenses. For a specific issuance of Series A Preferred Units, issuance-specific offering costs are recorded as a reduction of proceeds raised on the issuance date. Offering costs incurred but not directly related to a specifically identifiable closing are deferred. Deferred offering costs are first allocated to each issuance on a pro-rata basis equal to the ratio of Series A Preferred Units issued in an issuance to the maximum number of Series A Preferred Units that are expected to be issued. Then, the issuance-specific offering costs and the deferred offering costs allocated to such issuance are further allocated to the Series A Preferred Stock (as defined in Note 10) and Series A Preferred Warrants (as defined in Note 10) issued in such issuance based on the relative fair value of the instruments on the date of issuance. The deferred offering costs allocated to the Series A Preferred Stock and Series A Preferred Warrants are reductions to temporary equity and permanent equity, respectively. Deferred offering costs of $4,753,000 and $4,213,000 related to our offering of Series A Preferred Units are included in

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

deferred rent receivable and charges at September 30, 2019 and December 31, 2018, respectively. Other deferred costs are $454,000 and $409,000 at September 30, 2019 and December 31, 2018, respectively.
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
Noncontrolling Interests—Noncontrolling interests represent the interests in various properties owned by third-parties.
Restricted Cash—Our mortgage loan and hotel management agreements provide for depositing cash into restricted accounts reserved for capital expenditures, free rent, tenant improvement and leasing commission obligations. Restricted cash also includes cash required to be segregated in connection with certain of our loans receivable.
Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation. With the adoption of Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) and the election of the lessor practical expedient not to separate lease and non-lease components, $1,857,000 and $6,248,000 of expense reimbursements were reclassified as rental and other property income on the consolidated statements of operations for the three and nine months ended September 30, 2018, respectively, and $272,000 and $841,000 of non-lease component expense reimbursements recognized under the revenue recognition guidance were reclassified as interest and other income on the consolidated statements of operations for the three and nine months ended September 30, 2018, respectively. Under the new leasing guidance, bad debt expense associated with changes in the collectability assessment for operating leases shall be recorded as adjustments to rental and other property income rather than rental and other property operating expenses. The

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

impact of this reclassification resulted in a $33,000 and $152,000 reclassification from rental and other property expenses to rental and other property income on the consolidated statements of operations for the three and nine months ended September 30, 2018, respectively.
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
Recently Issued Accounting Pronouncements—In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842), which was intended to improve financial reporting about leasing transactions. Under the new guidance, a lessee was required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with previous GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily depended on its classification as a finance or operating lease. However, unlike previous GAAP, which required a lessee to recognize only capital leases on the balance sheet, the new ASU required a lessee to recognize both types of leases on the balance sheet. The lessor accounting remained largely unchanged from previous GAAP. However, the ASU contained some targeted improvements that were intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. In July 2018, the FASB issued ASU No. 2018-10, Leases (Topic 842), which contained targeted improvements to amend inconsistencies and clarified guidance that was brought about by stakeholders. Furthermore, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), which provided the following practical expedients to entities: (1) a transition method that allowed entities to apply the new standard at the adoption date and to recognize a cumulative-effect adjustment to the opening balance of retained earnings effective at the adoption date; and (2) the option for lessors to not separate lease and non-lease components provided that certain criteria were met. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), which provided lessors the option to elect to account for sales and other similar taxes in which the lessee directly pays third-parties to be excluded from the measurement of the contract consideration. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842), which provided narrow amendments, including clarification on transition disclosures to certain aspects of ASU 2016-02. For public entities, these ASUs

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

were effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018.
The guidance provided a package of transition practical expedients, which must be elected as a package and applied consistently by an entity to all of its leases (including those for which the entity is a lessee or a lessor) when applying this guidance to leases that commenced before the effective date of January 1, 2019: (1) An entity need not reassess whether any expired or existing contracts are or contain leases; (2) an entity need not reassess the lease classification for any expired or existing leases (that is, all leases that were classified as operating leases prior to January 1, 2019 remain classified as operating leases); and (3) an entity need not reassess initial direct costs for any existing leases. The Company elected all the aforementioned transition practical expedients, including the expedients provided under ASU 2018-11.

From a lessee's perspective, the Company determined that there is one office lease for our lending segment that is material to the consolidated balance sheet. Based on our assessment, the lease had been classified as an operating lease and the Company recorded approximately $362,000 as a right-of-use asset and lease liability on the consolidated balance sheet on the effective date of January 1, 2019. As of September 30, 2019, the right-of-use asset and lease liability balance were each approximately $170,000.

From a lessor's perspective, the Company did not record a cumulative effect adjustment on January 1, 2019 as the aforementioned package of practical expedients allowed us to continue accounting for our then-existing or expired leases under the previous accounting guidance, and we applied the new lease accounting guidance to leases that commenced or are modified after the effective date of January 1, 2019. Leases commenced or modified after the effective date have been, and we expect future commencements and modifications of leases in the future will continue to be, classified as operating leases and that we will qualify for the lessor practical expedient provided under ASU 2018-11 to not separate lease and non-lease components. Additionally, if following the effective date, our tenants have made or make payments for taxes or insurance directly to a third-party on behalf of the Company as the lessor, we have excluded and will exclude these amounts from the measurement of the contract consideration and consider these lessee costs. Otherwise, any recoveries of these costs are and will be recognized as lease revenue on a gross basis in our consolidated income statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity. The amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU No. 2018-19, Financial Instruments-Credit Losses (Topic 326): Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarified that receivables arising from operating leases are not within the scope of the credit losses standards. In April 2019, the FASB issued ASU 2019-04, Financial Instruments-Credit Losses (Topic 326): Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarified the following: (i) an entity’s estimate of expected credit losses should include expected recoveries of financial assets, including recoveries of amounts expected to be written off and those previously written off, and (ii) an entity should consider contractual extension or renewal options that it cannot unconditionally cancel when determining the contractual term over which expected credit losses are measured. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which allows entities to irrevocably elect the fair value option for existing financial assets on an instrument-by-instrument basis upon adoption of ASU 2016-13. Except for existing held-to-maturity debt securities, the alternative is available for all instruments in the scope of ASC 326-20 that are eligible for the fair value option in ASC 825-10. If an entity elects the fair value option, it will recognize a cumulative-effect adjustment for the difference between the fair value of the instrument and its carrying value. In October 2019, the FASB approved the deferral of the effective date of Topic 326 for certain entities, including smaller reporting companies, public entities that are not SEC filers, and entities that are not public business entities. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2019. For smaller reporting companies, public entities that are not SEC filers, and entities that are not public business entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2022. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018. We are currently in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which simplified and expanded the eligible hedging strategies for financial and nonfinancial risks by more closely aligning hedge accounting with a company’s risk management activities, and also simplified the application of Topic 815, Derivatives and Hedging, through targeted improvements in key practice areas. In addition, the ASU prescribed how hedging results should be presented and required incremental disclosures. Further, the ASU provided partial relief on the timing of certain aspects of hedge documentation and eliminated the requirement to recognize hedge ineffectiveness separately in earnings in the current period. For public entities, the ASU was effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018. The Company has evaluated the guidance and determined that the effects of ASU 2017-12 did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public entities will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. For public entities, the ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2019. Early adoption is permitted in any interim period after issuance of the ASU. The Company has evaluated the guidance and determined that the effects of ASU 2018-13 is not expected to have a material impact on our consolidated financial statements.
In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (the “SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The guidance permits the use of the OIS rate based on the SOFR as a U.S. benchmark rate for purposes of applying hedge accounting.  The SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s activity in specified segments of the U.S. Treasury repo market. It has been selected as the preferred replacement for the U.S. dollar London Interbank Offered Rate ("LIBOR"), which will be phased out by the end of 2021. For public entities, the ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2019. Early adoption is permitted in any interim period after issuance of the ASU. The Company has evaluated the guidance and determined that the effects of ASU 2018-16 is not expected to have a material impact on our consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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
2019 Transactions—There were no acquisitions during the nine months ended September 30, 2019.
We sold 100% fee-simple interests in the following properties to unrelated third-parties during the nine months ended September 30, 2019. Transaction costs related to these sales were expensed as incurred.

Property	Asset Type	Date of Sale	Square Feet	Sales Price	Transaction Costs	Gain on Sale
				(in thousands)
March Oakland Properties, Oakland, CA (1)	Office / Parking Garage	March 1, 2019	975,596	$512,016	$8,971	$289,779
830 1st Street, Washington, D.C.	Office	March 1, 2019	247,337	116,550	2,438	45,710
260 Townsend Street, San Francisco, CA	Office	March 14, 2019	66,682	66,000	2,539	42,092
1333 Broadway, Oakland, CA	Office	May 16, 2019	254,523	115,430	658	55,221
Union Square Properties, Washington, D.C. (2)	Office / Land	July 30, 2019	630,650	181,000	3,744	302
				$990,996	$18,350	$433,104

(1)	The "March Oakland Properties" consist of 1901 Harrison Street, 2100 Franklin Street, 2101 Webster Street, and 2353 Webster Street Parking Garage.

(2)
The "Union Square Properties" consist of 999 North Capitol Street, 899 North Capitol Street and 901 North Capitol Street. Prior to the sale, we determined that the book values of such properties exceeded their estimated fair values and recognized an impairment charge of $0 and $69,000,000 for the three and nine months ended September 30, 2019 (Note 2). Our determination of the fair values of these properties was based on negotiations with the third-party buyer and the contract sales price. The gain on sale includes $113,000 of extinguishment of noncontrolling interests as a result of the sale.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

The results of operations of the properties we sold have been included in the consolidated statements of operations through each property's respective disposition date. The following is the detail of the carrying amounts of assets and liabilities at the time of the sales of the properties that occurred during the nine months ended September 30, 2019:

(in thousands)
Assets
Investments in real estate, net	$476,532
Deferred rent receivable and charges, net	55,297
Other intangible assets, net	316
Other assets	4,096
Total assets	$536,241
Liabilities
Debt, net (1) (2)	$318,072
Total liabilities	$318,072

(1)	Debt is presented net of deferred loan costs of $1,704,000 and accumulated amortization of $576,000.

(2)
A mortgage loan with an outstanding principal balance of $28,200,000 was assumed by the buyer in connection with the sale of our property in San Francisco, California. A mortgage loan with an outstanding principal balance of $46,000,000 was prepaid in connection with the sale in March 2019 of our property in Washington, D.C. that was collateral for the loan. Mortgage loans with an aggregate outstanding principal balance of $205,500,000 were legally defeased in connection with the sale of the March Oakland Properties that were collateral for the loans. A mortgage loan with an outstanding principal balance of $39,500,000 was legally defeased in connection with the sale in May 2019 of our property in Oakland, California that was collateral for the loan.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

The results of operations of the property we acquired during the nine months ended September 30, 2018 have been included in the consolidated statements of operations from the date of acquisition. The purchase price of the acquisition completed during the nine months ended September 30, 2018 was less than 10% of our total assets as of the most recent annual consolidated financial statements filed at or prior to the date of acquisition. The fair value of the net assets acquired for the aforementioned acquisition during the nine months ended September 30, 2018 are as follows:

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

The following is the detail of the carrying amounts of assets and liabilities for the office properties that are classified as held for sale on our consolidated balance sheet as of December 31, 2018:

December 31, 2018
(in thousands)
Assets
Investments in real estate, net (1)	$17,123
Cash and cash equivalents	755
Accounts receivable, net	41
Deferred rent receivable and charges, net (2)	4,009
Other intangible assets, net (3)	220
Other assets	27
Total assets held for sale, net	$22,175
Liabilities
Debt, net (4)	$28,018
Accounts payable and accrued expenses	370
Due to related parties	81
Other liabilities	297
Total liabilities associated with assets held for sale, net	$28,766

(1)	Investments in real estate of $24,832,000 is presented net of accumulated depreciation of $7,709,000.

(2)	Deferred rent receivable and charges consist of deferred rent receivable of $2,909,000 and deferred leasing costs of $1,669,000 net of accumulated amortization of $569,000.

(3)	Other intangible assets, net, represent acquired in-place leases of $1,778,000, which are presented net of accumulated amortization of $1,558,000.

(4)	Debt, net, includes the outstanding principal balance of 260 Townsend Street of $28,200,000, net of deferred loan costs of $243,000 and accumulated amortization of $61,000.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

4. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Land	$134,421	$266,410
Land improvements	2,713	18,368
Buildings and improvements	437,833	912,892
Furniture, fixtures, and equipment	3,724	4,245
Tenant improvements	32,807	133,487
Work in progress	12,152	9,234
Investments in real estate	623,650	1,344,636
Accumulated depreciation	(117,684)	(303,699)
Net investments in real estate	$505,966	$1,040,937
We recorded depreciation expense of $4,156,000 and $10,901,000 for the three months ended September 30, 2019 and 2018, respectively, and $17,908,000 and $32,487,000 for the nine months ended September 30, 2019 and 2018, respectively.

5. LOANS RECEIVABLE
Loans receivable consist of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
SBA 7(a) loans receivable, subject to loan-backed notes	$31,565	$36,847
SBA 7(a) loans receivable, subject to credit risk	25,670	29,385
SBA 7(a) loans receivable, subject to secured borrowings	13,876	16,409
Loans receivable	71,111	82,641
Deferred capitalized costs	1,147	1,309
Loan loss reserves	(682)	(702)
Loans receivable, net	$71,576	$83,248
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
At September 30, 2019 and December 31, 2018, 99.9% and 99.7%, respectively, of our loans subject to credit risk were current. We classify loans with negative characteristics in substandard categories ranging from special mention to doubtful. At September 30, 2019 and December 31, 2018, $866,000 and $235,000, respectively, of loans subject to credit risk were classified in substandard categories.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

At September 30, 2019 and December 31, 2018, our loans subject to credit risk were 98.8% and 98.3%, respectively, concentrated in the hospitality industry.

6. OTHER INTANGIBLE ASSETS
A schedule of our intangible assets and liabilities and related accumulated amortization and accretion as of September 30, 2019 and December 31, 2018 is as follows:

	Assets			Liabilities
September 30, 2019	Acquired Above-Market Leases	Acquired In-Place Leases	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$74	$13,653	$2,957	$(3,521)
Accumulated amortization	(38)	(8,906)	—	1,959
	$36	$4,747	$2,957	$(1,562)
Average useful life (in years)	5	8	Indefinite	4

	Assets			Liabilities
December 31, 2018	Acquired Above-Market Leases	Acquired In-Place Leases	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$146	$16,210	$2,957	$(6,618)
Accumulated amortization	(51)	(9,731)	—	3,746
	$95	$6,479	$2,957	$(2,872)
Average useful life (in years)	3	8	Indefinite	4
The amortization of the acquired above-market leases, which decreased rental and other property income, was $17,000 and $14,000 for the three months ended September 30, 2019 and 2018, respectively, and $59,000 and $40,000 for the nine months ended September 30, 2019 and 2018, respectively. The amortization of the acquired in-place leases included in depreciation and amortization expense was $495,000 and $927,000 for the three months ended September 30, 2019 and 2018, respectively, and $1,636,000 and $2,769,000 for the nine months ended September 30, 2019 and 2018, respectively. The amortization of the acquired below-market leases included in rental and other property income was $376,000 and $478,000 for the three months ended September 30, 2019 and 2018, respectively, and $1,310,000 and $1,711,000 for the nine months ended September 30, 2019 and 2018, respectively.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

A schedule of future amortization and accretion of acquisition related intangible assets and liabilities as of September 30, 2019, is as follows:

	Assets		Liabilities
Years Ending December 31,	Acquired Above-Market Leases	Acquired In-Place Leases	Acquired Below-Market Leases
	(in thousands)
2019 (Three months ending December 31, 2019)	$4	$476	$(280)
2020	9	1,349	(701)
2021	5	899	(347)
2022	5	663	(234)
2023	6	375	—
Thereafter	7	985	—
	$36	$4,747	$(1,562)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

7. DEBT
Information on our debt is as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Mortgage loan with a fixed interest rate of 4.14% per annum, with monthly payments of interest only, and a balance of $97,100,000 due on July 1, 2026. The loan is nonrecourse. On March 1, 2019, mortgage loans with an aggregate outstanding principal balance of $205,500,000 were legally defeased in connection with the sale of the properties that were collateral for the loans. On May 16, 2019, one loan with an outstanding principal balance of $39,500,000 was legally defeased in connection with the sale of the property that was collateral for the loan.	$97,100	$342,100
Mortgage loan with a fixed interest rate of 4.50% per annum, with monthly payments of interest only for 10 years, and payments of interest and principal starting in February 2022. The loan had a $42,008,000 balance due on January 5, 2027. The loan was nonrecourse. On March 1, 2019, the mortgage loan was prepaid in connection with the sale of the property that was collateral for the loan.	—	46,000
	97,100	388,100
Deferred loan costs related to mortgage loans	(181)	(1,177)
Total Mortgages Payable	96,919	386,923
Secured borrowing principal on SBA 7(a) loans sold for a premium and excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 6.21% and 5.89% at September 30, 2019 and December 31, 2018, respectively.	8,935	11,283
Secured borrowing principal on SBA 7(a) loans sold for excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 3.82% and 3.57% at September 30, 2019 and December 31, 2018, respectively.	4,353	4,482
	13,288	15,765
Unamortized premiums	727	940
Total Secured Borrowings—Government Guaranteed Loans	14,015	16,705
Revolving credit facility	68,500	130,000
SBA 7(a) loan-backed notes with a variable interest rate which resets monthly based on the lesser of the one-month LIBOR plus 1.40% or the prime rate less 1.08%, with payments of interest and principal due monthly. Balance due at maturity in March 20, 2043.	26,144	33,769
Junior subordinated notes with a variable interest rate which resets quarterly based on the three-month LIBOR plus 3.25%, with quarterly interest only payments. Balance due at maturity on March 30, 2035.	27,070	27,070
	121,714	190,839
Deferred loan costs related to other debt	(3,129)	(3,941)
Discount on junior subordinated notes	(1,792)	(1,855)
Total Other Debt	116,793	185,043
Total Debt	$227,727	$588,671
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

Deferred loan costs, which represent legal and third-party fees incurred in connection with our borrowing activities, are capitalized and amortized to interest expense on a straight-line basis over the life of the related loan, approximating the effective interest method. Deferred loan costs of $4,535,000 and $5,994,000 are presented net of accumulated amortization of $1,225,000 and $876,000 at September 30, 2019 and December 31, 2018, respectively, and are a reduction to total debt.
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
In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. A portion of the net proceeds from the loans was used to repay outstanding balances under our unsecured credit facility and the remaining portion was used to repurchase shares of our Common Stock in a private repurchase in September 2016. On September 21, 2017, in connection with the sale of an office property in Los Angeles, California, one mortgage loan with an outstanding principal balance of $21,700,000, collateralized by such property, was assumed by the buyer. On March 1, 2019, additional mortgage loans with an aggregate outstanding principal balance of $205,500,000 at such time, were legally defeased in connection with the sale of the related properties. The cash outlay required for the defeasance in the net amount of $224,086,000 was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loans from the effective date of the defeasance through the date on which we could repay the loans at par. As a result of the defeasance, we recognized a loss on early extinguishment of debt of $0 and $19,290,000 for the three and nine months ended September 30, 2019, respectively, which represents the sum of the difference between the purchase price of U.S. government securities of $224,086,000 and the aggregate outstanding principal balance of the mortgage loans of $205,500,000, the write-off of deferred loan costs of $637,000 and related accumulated amortization of $170,000, and transaction costs of $237,000. On March 14, 2019, in connection with the sale of an office property in San Francisco, California, one mortgage loan with an outstanding principal balance of $28,200,000 at such time was assumed by the buyer. As a result of this assumption, we recognized a loss on early extinguishment of debt of $0 and $178,000 for the three and nine months ended September 30, 2019, respectively, which represents the write-off of deferred loan costs of $243,000 and related accumulated amortization of $65,000. On May 16, 2019, one mortgage loan with an outstanding principal balance of $39,500,000 at such time, was legally defeased in connection with the sale of the related property. The cash outlay required for the defeasance in the net amount of $44,108,000 was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loan from the effective date of the defeasance through the date on which we could repay the loan at par. As a result of the defeasance, we recognized a loss on early extinguishment of debt of $0 and $4,911,000 for the three and nine months ended September 30, 2019, respectively, which represents the sum of the difference between the purchase price of U.S. government securities of $44,108,000 and the outstanding principal balance of the mortgage loan of $39,500,000, the write-off of deferred loan costs of $287,000 and related accumulated amortization of $82,000, and transaction costs of $98,000.

On May 30, 2018, we completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $38,200,000 of unguaranteed SBA 7(a) loan-backed notes. The securitization uses a trust formed for the benefit of the note holders (the "Trust") which is considered a variable interest entity ("VIE"). Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 810, Consolidation, the Company determined

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. The SBA 7(a) loan-backed notes are collateralized solely by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of our collateralized SBA 7(a) loans, we estimate the weighted average life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%. We reflect the SBA 7(a) loans receivable as assets on our consolidated balance sheets and the SBA 7(a) loan-backed notes as debt on our consolidated balance sheets. The restricted cash on our consolidated balance sheets as of September 30, 2019 and December 31, 2018 included $2,232,000 and $3,174,000, respectively, of funds related to our SBA 7(a) loan-backed notes.

In October 2018, CIM Commercial entered into a revolving credit facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $250,000,000, subject to a borrowing base calculation. The revolving credit facility is secured by deeds of trust on certain properties. Outstanding advances under the revolving credit facility bear interest at (i) the base rate plus 0.55% or (ii) LIBOR plus 1.55%. At December 31, 2018, the variable interest rate was 4.07%. The interest rate on the first $120,000,000 of one-month LIBOR indexed variable rate borrowings on our revolving credit facility was effectively converted to a fixed rate of 3.11% through interest rate swaps until such swaps were terminated on March 11, 2019. The revolving credit facility is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions. The Company has no current plans to refinance or repay the revolving credit facility. On October 30, 2018, we borrowed $170,000,000 on this facility to repay outstanding borrowings on our unsecured term loan facility. On December 28, 2018, we repaid $40,000,000 of outstanding borrowings on our revolving credit facility and we terminated one interest rate swap with a notional value of $50,000,000 (Note 12). On February 28, 2019 and March 11, 2019, we repaid $10,000,000 and $120,000,000, respectively, of outstanding borrowings on our revolving credit facility using cash on hand and net proceeds from the 2019 asset sales (Note 3), and, in connection with the March 11, 2019 repayment, we terminated our two remaining interest rate swaps, which had an aggregate notional value of $120,000,000 (Note 12). At September 30, 2019 and December 31, 2018, $68,500,000 and $130,000,000, respectively, was outstanding under the revolving credit facility, and approximately $175,100,000 and $91,000,000, respectively, was available for future borrowings. On October 18, 2019, we borrowed $76,500,000 under the revolving credit facility, which was placed into escrow to substantially fund the tender offer for Series L Preferred Stock (Note 10), expected to expire on November 20, 2019. The revolving credit facility is not subject to any financial covenants, but is subject to a borrowing base calculation that determines the amount we can borrow.

On March 1, 2019, in connection with the sale of an office property in Washington, D.C., we prepaid the related mortgage loan with an outstanding principal balance of $46,000,000 at such time, using proceeds from the sale. As a result, we recognized a loss on early extinguishment of debt of $0 and $5,603,000 for the three and nine months ended September 30, 2019, respectively, which represents a prepayment penalty of $5,325,000 and the write-off of deferred loan costs of $537,000 and related accumulated amortization of $259,000.
At September 30, 2019 and December 31, 2018, accrued interest and unused commitment fees payable of $552,000 and $1,574,000, respectively, are included in accounts payable and accrued expenses.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

Future principal payments on our debt (face value) at September 30, 2019 are as follows:

Years Ending December 31,	Mortgages Payable	Secured Borrowings Principal (1)	Other (1) (2)	Total
	(in thousands)
2019 (Three months ending December 31, 2019)	$—	$128	$1,351	$1,479
2020	—	529	1,844	2,373
2021	—	557	1,893	2,450
2022	—	588	70,443	71,031
2023	—	620	2,000	2,620
Thereafter	97,100	10,866	44,183	152,149
	$97,100	$13,288	$121,714	$232,102

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

(2)	Represents the junior subordinated notes, SBA 7(a) loan-backed notes, and revolving credit facility.

8. STOCK-BASED COMPENSATION PLANS
In June 2017, we granted awards of 1,065 restricted shares of Common Stock to each of the independent members of the Board of Directors (3,195 in aggregate) under the 2015 Equity Incentive Plan, which fully vested in June 2018 based on one year of continuous service. In May 2018, we granted awards of 1,126 restricted shares of Common Stock to each of the independent members of the Board of Directors (3,378 in aggregate) under the 2015 Equity Incentive Plan, which fully vested in May 2019 based on one year of continuous service. In May 2019, we granted awards of 889 restricted shares of Common Stock to each of the independent members of the Board of Directors (3,556 in aggregate) under the 2015 Equity Incentive Plan, which vest after one year of continuous service. In July 2019, we granted awards of 81 restricted shares of Common Stock to each of the independent members of the Board of Directors (324 in aggregate) under the 2015 Equity Incentive Plan, which will vest at the same time as the restricted shares of Common Stock granted in May 2019. Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period. We recorded compensation expense related to these restricted shares of Common Stock in the amount of $56,000 and $38,000 for the three months ended September 30, 2019 and 2018, respectively, and $138,000 and $124,000 for the nine months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019, there was $131,000 of total unrecognized compensation expense related to restricted shares of Common Stock which will be recognized over the next year.

9. EARNINGS PER SHARE ("EPS")
The computations of basic EPS are based on our weighted average shares outstanding. The basic weighted average number of shares of Common Stock outstanding was 14,598,000 and 14,598,000 for the three months ended September 30, 2019 and 2018, respectively, and 14,598,000 and 14,597,000 for the nine months ended September 30, 2019 and 2018, respectively. In order to calculate the diluted weighted average number of shares of Common Stock outstanding for the three and nine months ended September 30, 2019, the basic weighted average number of shares of Common Stock outstanding was increased by 1,000 and 1,227,000, respectively, to reflect the dilutive effect of certain shares of our Series A Preferred Stock. The computation of diluted EPS does not include outstanding shares of Series A Preferred Stock for the three and nine months ended September 30, 2018 because their impact was deemed to be anti-dilutive. Outstanding Series A Preferred Warrants were not included in the computation of diluted EPS for the three and nine months ended September 30, 2019 and 2018 because their

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

impact was either anti-dilutive or such warrants were not exercisable during such periods (Note 11). Outstanding shares of Series L Preferred Stock were not included in the computation of diluted EPS for the three and nine months ended September 30, 2019 and 2018 because such shares were not redeemable during such periods.
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.
The following table reconciles the numerator and denominator used in computing our basic and diluted per-share amounts for net (loss) income attributable to common stockholders for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net (loss) income attributable to common stockholders	$(1,622)	$(4,448)	$334,269	$(9,350)
Redeemable preferred stock dividends declared on dilutive shares	—	—	1,917	—
Diluted net (loss) income attributable to common stockholders	$(1,622)	$(4,448)	$336,186	$(9,350)
Denominator:
Basic weighted average shares of Common Stock outstanding	14,598	14,598	14,598	14,597
Effect of dilutive securities—contingently issuable shares	1	—	1,227	—
Diluted weighted average shares and common stock equivalents outstanding	14,599	14,598	15,825	14,597
Net (loss) income attributable to common stockholders per share:
Basic	$(0.11)	$(0.30)	$22.90	$(0.64)
Diluted	$(0.11)	$(0.30)	$21.24	$(0.64)

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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
As of September 30, 2019, we had issued 4,104,867 Series A Preferred Units and received gross proceeds of $102,620,000 ($101,987,000 of which were allocated to the Series A Preferred Stock and the remaining $633,000 were allocated to the Series A Preferred Warrants). In connection with such issuance, costs specifically identifiable to the offering of Series A Preferred Units, such as commissions, dealer manager fees and other offering fees and expenses, totaled $8,102,000 ($7,969,000 of which were allocated to the Series A Preferred Stock and the remaining $133,000 were allocated to the Series A Preferred Warrants). In addition, as of September 30, 2019, non-issuance-specific costs related to this offering totaled $5,360,000. As of September 30, 2019, we have reclassified and allocated $603,000 and $4,000 from deferred rent receivable and charges to Series A Preferred Stock and Series A Preferred Warrants, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of Series A Preferred Units issued relative to the maximum number of Series A Preferred Units expected to be issued under the offering. As of September 30, 2019, 12,887 shares of Series A Preferred Stock had been redeemed.
On the first anniversary of the date of original issuance of a particular share of Series A Preferred Stock, we reclassify such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of September 30, 2019, we have reclassified an aggregate of $56,033,000 in net proceeds from temporary equity to permanent equity.
Holders of Series A Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter). Dividends on each share of Series A Preferred Stock begin accruing on, and are cumulative from, the date of issuance. Cash dividends declared on our Series A Preferred Stock for the nine months ended September 30, 2019 and 2018 consist of the following:

Declaration Date	Payment Date	Number of Shares	Cash Dividends Declared
			(in thousands)
August 8, 2019	October 15, 2019	4,091,980	$1,318
June 4, 2019	July 15, 2019	3,601,721	$1,150
February 20, 2019	April 15, 2019	3,149,924	$1,010

August 22, 2018	October 15, 2018	2,457,119	$769
June 4, 2018	July 16, 2018	2,149,863	$662
March 6, 2018	April 16, 2018	1,674,841	$493
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
Our Series L Preferred Stock ranks senior to our Common Stock with respect to distributions of amounts upon liquidation, dissolution or winding up and junior to our Series A Preferred Stock and Common Stock with respect to the payment of dividends. From and after the fifth anniversary of the date of original issuance of the Series L Preferred Stock, each holder will have the right to require the Company to redeem, and the Company will also have the option to redeem (subject to certain conditions), such shares of Series L Preferred Stock at a redemption price equal to the Series L Preferred Stock Stated Value, plus, provided certain conditions are met, all accrued and unpaid distributions. Notwithstanding the foregoing, a holder of shares of our Series L Preferred Stock may require us to redeem such shares at any time prior to the fifth anniversary of the date of original issuance of the Series L Preferred Stock if (1) we do not declare and pay in full the distribution on the Series L

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

Preferred Stock for any annual period prior to such fifth anniversary or (2) we do not declare and pay all accrued and unpaid distributions on the Series L Preferred Stock for all past dividend periods prior to the applicable holder redemption date. The applicable redemption price payable upon redemption of any Series L Preferred Stock will be made, in the Company's sole discretion, in the form of (A) cash in ILS at the then-current currency exchange rate determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, (B) in equal value through the issuance of shares of Common Stock, with the value of such Common Stock to be deemed the lower of (i) the NAV per share of our Common Stock as most recently published by the Company as of the effective date of redemption and (ii) the volume-weighted average price of our Common Stock, determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, or (C) in a combination of cash in ILS and our Common Stock, based on the conversion mechanisms set forth in (A) and (B), respectively. As of September 30, 2019, no shares of Series L Preferred Stock have been redeemed.
Holders of Series L Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series L Preferred Stock at an annual rate of 5.5% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year). Dividends on each share of Series L Preferred Stock began accruing on, and are cumulative from, the date of issuance. Cash dividends on shares of Series L Preferred Stock are paid annually, with the first distribution paid in January 2019 for the period from the date of issuance through December 31, 2018. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.0% per year, up to a maximum rate of 8.5%. Accumulated cash dividends on our Series L Preferred Stock for the three and nine months ended September 30, 2019 and 2018, are included in the numerator for purposes of calculating basic and diluted net income (loss) attributable to common stockholders per share (Note 9), and consist of the following:

Accumulation Period			Dividends
Start Date	End Date	Number of Shares	Accumulated
			(in thousands)
July 1, 2019	September 30, 2019	8,080,740	$3,152
April 1, 2019	June 30, 2019	8,080,740	$3,152
January 1, 2019	March 31, 2019	8,080,740	$3,152

July 1, 2018	September 30, 2018	8,080,740	$3,152
April 1, 2018	June 30, 2018	8,080,740	$3,152
January 1, 2018	March 31, 2018	8,080,740	$3,152
Until the fifth anniversary of the date of original issuance of our Series L Preferred Stock, we are prohibited from issuing any shares of preferred stock ranking senior to or on parity with the Series L Preferred Stock with respect to the payment of dividends, other distributions, liquidation, and or dissolution or winding up of the Company unless the Minimum Fixed Charge Coverage Ratio, calculated in accordance with the Articles Supplementary describing the Series L Preferred Stock, is equal to or greater than 1.25:1.00. At September 30, 2019 and December 31, 2018, we were in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio.
Tender Offer

On October 22, 2019, we commenced a cash tender offer (the "Tender Offer") to purchase up to 2,693,580 shares of Series L Preferred Stock, representing one-third of the outstanding shares of Series L Preferred Stock, at a purchase price of $29.12 per share, to be paid in ILS. The Tender Offer expires on November 20, 2019 (the “Expiration Date”), unless extended or earlier terminated by us. On the terms and subject to the conditions of the Tender Offer, for each share of Series L Preferred Stock properly tendered and accepted by us, we will cause to be paid to the tendering holder as promptly as practicable following the Expiration Date the purchase price of $29.12 per share (of which $1.39 reflects the amount of dividends on the Series L Preferred Stock that will be accrued as of the Expiration Date), as converted to and to be paid in ILS. To fund the maximum aggregate purchase price of the Tender Offer, we placed in escrow $78,545,000, which was primarily funded from borrowings under the revolving credit facility (Note 7).

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

11. STOCKHOLDERS' EQUITY
Dividends
Cash dividends per share of Common Stock declared during the nine months ended September 30, 2019 and 2018 consist of the following:

Declaration Date	Payment Date	Type	Cash Dividend Per Common Share (1)
August 8, 2019	September 18, 2019	Regular Quarterly	$0.07500
August 8, 2019	August 30, 2019	Special Cash	$42.00000
June 4, 2019	June 27, 2019	Regular Quarterly	$0.37500
February 20, 2019	March 25, 2019	Regular Quarterly	$0.37500

August 22, 2018	September 25, 2018	Regular Quarterly	$0.37500
June 4, 2018	June 28, 2018	Regular Quarterly	$0.37500
March 6, 2018	March 29, 2018	Regular Quarterly	$0.37500

(1)	Amounts have been adjusted to give retroactive effect to the Reverse Stock Split.
On December 18, 2017, we declared a special cash dividend of $2.19 per share of Common Stock ($0.73 per share prior to the Reverse Stock Split), or $1,575,000 in the aggregate, which was paid on January 11, 2018 to stockholders of record on December 29, 2017. This special cash dividend allowed common stockholders that did not participate in the December 18, 2017 private repurchase to receive the economic benefit of such repurchase. Pursuant to the December 18, 2017 private repurchase, the Company repurchased in a privately negotiated transaction, canceled and retired 4,696,969 shares of Common Stock from Urban Partners II, LLC ("Urban II"), a fund managed by an affiliate of CIM Group, the Administrator and the Operator of CIM Commercial (each as defined in Note 14), and an affiliate of CIM REIT and CIM Urban, for an aggregate purchase price of $310,000,000, or $66.00 per share. Urban II waived its right to receive the January 11, 2018 special cash dividend.

On August 30, 2019, in connection with the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, as defined in "Item 2 —Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q, we paid a special cash dividend of $42.00 per share of Common Stock ($14.00 per share of Common Stock prior to the Reverse Stock Split) (the “Special Dividend”), or $613,294,000 in the aggregate, to stockholders of record at the close of business on August 19, 2019. The Special Dividend was funded primarily by the net proceeds (after the repayment of debt) received from the sale of ten properties during 2019 (Note 3) and borrowings on our revolving credit facility.

Series A Preferred Warrants

Each Series A Preferred Unit consists of (i) one share of Series A Preferred Stock (Note 10) and (ii) one Series A Preferred Warrant (Note 10) which allows the holder to purchase 0.25 of a share of Common Stock. The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. The exercise price of each Series A Preferred Warrant is at a 15.0% premium to the per share estimated NAV of our Common Stock (as most recently published and designated as the Applicable NAV by us at the time of each issuance of Series A Preferred Warrants). The exercise price of each Series A Preferred Warrant issued prior to the Reverse Stock Split has been amended to account for the effect of the Reverse Stock Split and the Special Dividend.
Proceeds and expenses from the sale of the Series A Preferred Units are allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of September 30, 2019, we had issued 4,104,867 Series A Preferred Warrants in connection with our offering of Series A Preferred Units and allocated net proceeds of $496,000, after specifically identifiable offering costs and allocated general offering costs, to the Series A Preferred Warrants in permanent equity.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Hedges of Interest Rate Risk
In order to manage financing costs and interest rate exposure related to the one-month LIBOR indexed variable rate borrowings, on August 13, 2015, we entered into ten interest rate swap agreements with multiple counterparties totaling $385,000,000 of notional value. These swap agreements became effective on November 2, 2015. During the year ended December 31, 2017, we repaid $215,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated seven interest rate swaps with an aggregate notional value of $215,000,000, for which we received termination payments, net of fees, of $973,000. On December 28, 2018, we repaid $40,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated one interest rate swap with a notional value of $50,000,000, for which we received a termination payment, net of fees, of $684,000. On March 11, 2019, we repaid $120,000,000 of outstanding one-month LIBOR indexed variable rate borrowings (Note 7) and we terminated our two remaining interest rate swaps with an aggregate notional value of $120,000,000, for which we received aggregate termination payments, net of fees, of $1,302,000. The fair value of our two remaining swaps at the time of termination was $1,421,000 resulting in a net loss of $0 and $119,000, which was recorded as a net increase to interest expense on our consolidated statements of operations for the three and nine months ended September 30, 2019, respectively.
Each of our interest rate swap agreements initially met the criteria for cash flow hedge accounting treatment and we had designated the interest rate swap agreements as cash flow hedges of the risk of variability attributable to changes in the one-month LIBOR. Accordingly, the interest rate swaps were recorded on our consolidated balance sheets at fair value, and prior to August 1, 2018, the changes in the fair value of the swaps were recorded in OCI and reclassified to earnings as an adjustment to interest expense as interest became receivable or payable (Note 2). On July 31, 2018, we determined the hedged forecasted transaction was no longer probable of occurring so all subsequent changes in the fair value of our interest rate swaps were included in interest expense on our consolidated statements of operations. The balance in AOCI as of July 31, 2018 was reclassified to earnings as an adjustment to interest expense on our consolidated statements of operations as the originally designated forecasted transaction affected earnings. For the three and nine months ended September 30, 2019, $0 and $1,806,000, respectively, was reclassified from AOCI and decreased interest expense on our consolidated statements of operations, which included a write off of $1,580,000 at the time our two remaining interest rate swaps were terminated. For each of the three and nine months ended September 30, 2018, $320,000 was reclassified from AOCI and decreased interest expense on our consolidated statements of operations. Beginning on August 1, 2018, changes in the fair value of the swaps were recorded in interest expense on our consolidated statements of operations. For the three and nine months ended September 30, 2019, $0 and $209,000, respectively, was included as an increase in interest expense on our consolidated statements of operations related to the change in the fair value of our interest rate swaps. For each of the three and nine months ended September 30, 2018, $70,000 is included as an increase in interest expense on our consolidated statements of operations related to the change in the fair value of our interest rate swaps.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

Impact of Hedges on AOCI and Consolidated Statements of Operations
The changes in the balance of each component of AOCI related to our interest rate swaps designated as cash flow hedges are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Accumulated other comprehensive income, at beginning of period	$—	$3,221	$1,806	$1,631
Other comprehensive income before reclassifications	—	214	—	1,973
Amounts reclassified to accumulated other comprehensive income (1)	—	(397)	(1,806)	(566)
Net current period other comprehensive income	—	(183)	(1,806)	1,407
Accumulated other comprehensive income, at end of period	$—	$3,038	$—	$3,038

(1)	The amounts from AOCI were reclassified as a decrease to interest expense in our consolidated statements of operations.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

Our derivative financial instruments (Note 12) were measured at fair value on a recurring basis and were presented on our consolidated balance sheets at fair value, on a gross basis, excluding accrued interest. The table below presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets:

	September 30, 2019	December 31, 2018	Level	Balance Sheet Location
	(in thousands)
Assets:
Interest rate swaps	$—	$1,630	2	Other assets
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
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on our consolidated balance sheets are as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
	(in thousands)
Assets:
SBA 7(a) loans receivable, subject to loan-backed notes	$31,404	$32,658	$37,031	$38,357	3
SBA 7(a) loans receivable, subject to credit risk	26,257	27,310	29,748	30,630	3
SBA 7(a) loans receivable, subject to secured borrowings	13,915	14,015	16,469	16,706	3
Liabilities:
Mortgages payable (1)	96,919	101,258	386,923	377,364	3
Junior subordinated notes	25,278	24,410	25,215	24,462	3

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

The carrying amounts of our secured borrowings—government guaranteed loans, SBA 7(a) loan-backed notes and revolving credit facility approximate their fair values, as the interest rates on these securities are variable and approximate current market interest rates.
SBA 7(a) Loans Receivable, Subject to Loan-Backed Notes—These loans receivable represent the unguaranteed portions of loans originated under the SBA 7(a) Program which were transferred to a trust and are held as collateral in connection with a securitization transaction. The proceeds from the transfer have been recorded as SBA 7(a) loan-backed notes payable. In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions. At September 30, 2019, our assumptions included discount rates ranging from 7.25% to 9.00% and prepayment rates ranging from 12.10% to 17.50%. At December 31, 2018, our assumptions included discount rates ranging from 6.75% to 9.25% and prepayment rates ranging from 9.59% to 17.50%.
SBA 7(a) Loans Receivable, Subject to Credit Risk—Loans receivable were initially recorded at estimated fair value at the Acquisition Date. Loans receivable originated subsequent to the Acquisition Date are recorded at cost upon origination and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions. At September 30, 2019, our assumptions included discount rates ranging from 6.75% to 9.50% and prepayment rates ranging from 8.03% to 17.50%. At December 31, 2018, our assumptions included discount rates ranging from 6.75% to 9.75% and prepayment rates ranging from 4.91% to 17.50%.
SBA 7(a) Loans Receivable, Subject to Secured Borrowings—These loans receivable represent the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans.  There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.  In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows taking into consideration the lack of credit risk. At September 30, 2019, our assumptions included discount rates ranging from 8.50% to 9.25% and prepayment rates ranging from and 10.29% to 17.50%. At December 31, 2018, our assumptions included discount rates ranging from 8.75% to 9.50% and prepayment rates ranging from and 10.29% to 17.50%.
Mortgages Payable—The fair values of mortgages payable are estimated based on current interest rates available for debt instruments with similar terms. The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using a rate of 3.44% at September 30, 2019, and rates ranging from 4.62% to 4.64% at December 31, 2018.
Junior Subordinated Notes—The fair value of the junior subordinated notes is estimated based on current interest rates available for debt instruments with similar terms. Discounted cash flow analysis is generally used to estimate the fair value of our junior subordinated notes. The rate used was 6.34% and 7.05% at September 30, 2019 and December 31, 2018, respectively.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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
The Operator earned asset management fees of $2,424,000 and $4,475,000 for the three months ended September 30, 2019 and 2018, respectively, and $9,669,000 and $13,350,000 for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, asset management fees of $2,457,000 and $4,540,000, respectively, were due to the Operator.
CIM Management, Inc. and certain of its affiliates (collectively, the "CIM Management Entities"), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $494,000 and $1,084,000 for the three months ended September 30, 2019 and 2018, respectively, and $2,106,000 and $3,289,000 for the nine months ended September 30, 2019 and 2018, respectively. CIM Urban also reimbursed the CIM Management Entities $837,000 and $1,256,000 for the three months ended September 30, 2019 and 2018, respectively, and $3,873,000 and $4,523,000 for the nine months ended September 30, 2019 and 2018, respectively, for onsite management costs incurred on behalf of CIM Urban, which are included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $32,000 and $67,000 for the three months ended September 30, 2019 and 2018, respectively, and $610,000 and $286,000 for the nine months ended September 30, 2019 and 2018, respectively, which were capitalized to deferred charges. In addition, the CIM Management Entities earned construction management fees of $160,000 and $65,000 for the three months ended September 30, 2019 and 2018, respectively, and $329,000 and $506,000 for the nine months ended September 30, 2019 and 2018, respectively, which were capitalized to investments in real estate.
At September 30, 2019 and December 31, 2018, fees payable and expense reimbursements due to the CIM Management Entities of $2,454,000 and $3,202,000, respectively, are included in due to related parties. Also included in due from and to related parties as of September 30, 2019 and December 31, 2018, were $40,000 due from and $315,000 due to, respectively, the CIM Management Entities and certain of its affiliates.
On March 11, 2014, CIM Commercial and its subsidiaries entered into a master services agreement (the "Master Services Agreement") with CIM Service Provider, LLC (the "Administrator"), an affiliate of CIM Group, pursuant to which the Administrator has agreed to provide, or arrange for other service providers to provide, management and administration services to CIM Commercial and its subsidiaries. Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the administrator of Urban Partners GP, LLC. Under the Master Services Agreement, CIM Commercial pays a base service fee (the "Base Service Fee") to the Administrator initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. The Administrator earned a Base Service Fee of $275,000 and $270,000 for the three months ended September 30, 2019 and 2018, respectively, and $827,000 and $809,000 for the nine months ended September 30, 2019 and 2018, respectively. In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. During the nine months ended September 30, 2019 and 2018, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, and from and after September 2018, operational and on-going support in connection with our offering of Series A Preferred Units. The Administrator's compensation is based on the salaries and benefits of the employees of the Administrator and or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). We expensed $572,000 and $583,000 for the three months ended September 30, 2019 and 2018, respectively, and $1,630,000 and

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

$2,138,000 for the nine months ended September 30, 2019 and 2018, respectively, for such services which are included in asset management and other fees to related parties. At September 30, 2019 and December 31, 2018, $1,175,000 and $1,490,000 was due to the Administrator, respectively, for such services.
On January 1, 2015, we entered into a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC ("CIM SBA"), an affiliate of CIM Group, and our subsidiary, PMC Commercial Lending, LLC. The agreement provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing such personnel and resources. For the three months ended September 30, 2019 and 2018, we incurred expenses related to services subject to reimbursement by us under this agreement of $652,000 and $740,000, respectively, which are included in asset management and other fees to related parties for lending segment costs, and $58,000 and $53,000, respectively, for corporate services, which are included in asset management and other fees to related parties. For the nine months ended September 30, 2019 and 2018, we incurred expenses related to such services of $1,840,000 and $1,980,000, respectively, which are included in asset management and other fees to related parties for lending segment costs, and $189,000 and $198,000, respectively, for corporate services, which are included in asset management and other fees to related parties. In addition, we deferred personnel costs of $38,000 and $97,000 for the three months ended September 30, 2019 and 2018, respectively, and $82,000 and $233,000 for the nine months ended September 30, 2019 and 2018, respectively, associated with services provided for originating loans. At September 30, 2019 and December 31, 2018, $563,000 and $1,347,000, respectively, was due to CIM SBA for costs and expenses of providing such personnel and resources.
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

On May 31, 2019, the Company, IAA and CCO Capital entered into an Amendment, Assignment and Assumption Agreement (the “Assignment Agreement”), pursuant to which CCO Capital assumed all of the rights and obligations of IAA under the dealer manager agreement, dated as of June 28, 2016, as amended, by and between the Company and IAA. As a result of the Assignment Agreement, CCO Capital became the exclusive dealer manager for the Company’s public offering of the Series A Preferred Units effective as of May 31, 2019. In connection with the execution of the Assignment Agreement, the Company terminated the Wholesaling Agreement effective as of May 31, 2019. At September 30, 2019 and December 31, 2018, $503,000 and $200,000, respectively, was included in deferred costs for CCO Capital fees, of which $131,000 and $138,000, respectively, was included in due to related parties. CCO Capital incurred issuance-specific costs of $337,000 and $439,000, which were allocated to the Series A Preferred Stock for the three and nine months ended September 30, 2019, respectively.
Other
On October 1, 2015, an affiliate of CIM Group entered into a 5-year lease renewal with respect to a property owned by the Company, which lease was amended to a month-to-month term in February 2019. We recorded rental and other property income related to this tenant of $28,000 and $27,000 for the three months ended September 30, 2019 and 2018, respectively, and $83,000 and $81,000 for the nine months ended September 30, 2019 and 2018, respectively.

On May 15, 2019, CIM Group entered into an approximately eleven-year lease for approximately 32,000 rentable square feet with respect to a property owned by the Company. The lease was amended on August 7, 2019 to reduce the rentable square feet to approximately 30,000 rentable square feet. For the three and nine months ended September 30, 2019, we recorded rental and other property income related to this tenant of $356,000 and $562,000, respectively.

In October 2019, our Administrator acquired 2,468,390 shares of our Common Stock, representing approximately 16.9% of the outstanding shares of our Common Stock, for $19.1685 per share from an affiliate of CIM Group in a private transaction. As of the date hereof, CIM Group, its affiliates, and our officers and directors have an aggregate economic interest in approximately 19.2% of the outstanding shares of our Common Stock.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

15. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments to fund loans were $14,452,000 at September 30, 2019 and are for prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, we have certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. CIM Commercial had a total of $8,827,000 in future obligations under leases to fund tenant improvements and other future construction obligations at September 30, 2019. At September 30, 2019, $2,813,000 was funded to reserve accounts included in restricted cash on our consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreement entered into in June 2016.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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
As of September 30, 2019, the right-of-use asset and lease liability balance was approximately $170,000. The right-of-use asset is included within other assets and the lease liability is included within other liabilities on our consolidated balance sheet. We recorded rent expense of $69,000 and $65,000 for the three months ended September 30, 2019 and 2018, respectively, and $224,000 and $182,000 for the nine months ended September 30, 2019 and 2018, respectively, in general and administrative expenses on our consolidated statements of operations.
At September 30, 2019, our scheduled future noncancelable minimum lease payments were $64,000 for the three months ending December 31, 2019 and $106,000 for the year ending December 31, 2020.

16. FUTURE MINIMUM LEASE RENTALS
Future minimum rental revenue under long-term operating leases at September 30, 2019, excluding tenant reimbursements of certain costs, are as follows:

Years Ending December 31,	Total
(in thousands)
2019 (Three months ending December 31, 2019)	$12,237
2020	46,706
2021	40,832
2022	37,465
2023	34,370
Thereafter	83,981
$255,591

17. CONCENTRATIONS
Tenant Revenue Concentrations—Rental and other property income from Kaiser Foundation Health Plan, Incorporated ("Kaiser"), which occupied space in two of our Oakland, California properties, accounted for approximately 22.2% and 13.1% of our office segment revenues for the three months ended September 30, 2019 and 2018, respectively, and 15.6% and 13.0% for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, $132,000 and $331,000, respectively, was due from Kaiser.
Rental and other property income from the U.S. General Services Administration and other government agencies (collectively, "Governmental Tenants"), which primarily occupied space in our properties located in Washington, D.C., accounted for approximately 11.2% and 25.3% of our office segment revenues for the three months ended September 30, 2019 and 2018, respectively, and 20.0% and 25.4% for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, $768,000 and $2,899,000, respectively, was due from Governmental Tenants.
Geographical Concentrations of Investments in Real Estate—As of September 30, 2019 and December 31, 2018, we owned 8 and 16 office properties, respectively, one hotel property, one and two parking garages, respectively, and one and two development sites, respectively, one of which is being used as a parking lot. These properties are located in two states and Washington, D.C.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

Our revenue concentrations from properties are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
California	84.1%	76.2%	77.7%	76.9%
Texas	7.4	3.5	5.1	3.3
Washington, D.C.	8.5	20.3	17.2	19.8
	100.0%	100.0%	100.0%	100.0%
Our real estate investments concentrations from properties are as follows:

	September 30, 2019	December 31, 2018
California (1)	94.8%	70.6%
Texas	5.2	2.2
Washington, D.C.	—	27.2
	100.0%	100.0%

(1)
The December 31, 2018 percentage for California includes the assets of 260 Townsend Street, which was classified as held for sale on our consolidated balance sheet at December 31, 2018 and sold in March 2019 (Note 3).

18. SEGMENT DISCLOSURE
In accordance with ASC Topic 280, Segment Reporting, our reportable segments during the three and nine months ended September 30, 2019 and 2018 consist of two types of commercial real estate properties, namely, office and hotel, as well as a segment for our lending business. Management internally evaluates the operating performance and financial results of the segments based on net operating income. We also have certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to our audited consolidated financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the SEC on March 18, 2019.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

The net operating income of our segments for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Office:
Revenues	$16,885	$36,440	$72,380	$109,141
Property expenses:
Operating	7,205	14,459	29,677	39,770
General and administrative	41	83	397	1,062
Total property expenses	7,246	14,542	30,074	40,832
Segment net operating income—office	9,639	21,898	42,306	68,309
Hotel:
Revenues	8,511	8,542	29,430	29,980
Property expenses:
Operating	6,081	5,946	19,520	19,316
General and administrative	31	—	108	18
Total property expenses	6,112	5,946	19,628	19,334
Segment net operating income—hotel	2,399	2,596	9,802	10,646
Lending:
Revenues	2,411	2,625	8,312	8,324
Lending expenses:
Interest expense	365	633	1,483	1,117
Fees to related party	652	740	1,840	1,980
General and administrative	505	414	1,343	1,273
Total lending expenses	1,522	1,787	4,666	4,370
Segment net operating income—lending	889	838	3,646	3,954
Total segment net operating income	$12,927	$25,332	$55,754	$82,909

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

A reconciliation of our segment net operating income to net income attributable to the Company for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Total segment net operating income	$12,927	$25,332	$55,754	$82,909
Interest and other income	1,408	—	3,226	—
Asset management and other fees to related parties	(3,329)	(5,381)	(12,315)	(16,495)
Interest expense	(2,038)	(6,332)	(7,515)	(19,292)
General and administrative	(807)	(708)	(2,945)	(4,143)
Transaction costs	(340)	(15)	(600)	(359)
Depreciation and amortization	(5,180)	(13,310)	(21,995)	(39,783)
Loss on early extinguishment of debt	—	—	(29,982)	—
Impairment of real estate	—	—	(69,000)	—
Gain on sale of real estate	302	—	433,104	—
Income (loss) before provision for income taxes	2,943	(414)	347,732	2,837
Provision for income taxes	(87)	(115)	(686)	(795)
Net income (loss)	2,856	(529)	347,046	2,042
Net (income) loss attributable to noncontrolling interests	(8)	1	165	(15)
Net income (loss) attributable to the Company	$2,848	$(528)	$347,211	$2,027

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

The condensed assets for each of the segments as of September 30, 2019 and December 31, 2018, along with capital expenditures and loan originations for the nine months ended September 30, 2019 and 2018, are as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Condensed assets:
Office (1)	$458,979	$1,094,269
Hotel	105,478	105,845
Lending	84,588	97,465
Non-segment assets	10,807	44,822
Total assets	$659,852	$1,342,401

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Capital expenditures (2):
Office (1)	$9,500	$11,462
Hotel	1,846	1,343
Total capital expenditures	11,346	12,805
Loan originations	27,421	53,320
Total capital expenditures and loan originations	$38,767	$66,125

(1)	The December 31, 2018 balances include the assets of 260 Townsend Street, which was classified as held for sale on our consolidated balance sheet at December 31, 2018 and sold in March 2019 (Note 3).

(2)	Represents additions and improvements to real estate investments, excluding acquisitions. Includes the activity for dispositions through their respective disposition dates.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2019 and December 31, 2018, and
for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

19. PRO FORMA FINANCIAL INFORMATION

The table set forth below summarizes, on a pro forma basis, the revenue, net income (loss), net income (loss) attributable to the Company, net (loss) income attributable to common stockholders, and basic and diluted per-share amounts for net (loss) income attributable to common stockholders for the three and nine months ended September 30, 2019 and 2018, after giving effect to the disposition of the Union Square Properties, which was completed on July 30, 2019, as if the transaction had occurred on January 1, 2018.

This pro forma information does not purport to represent what the actual revenue, net income (loss), net income (loss) attributable to the Company, net (loss) income attributable to common stockholders, and basic and diluted per-share amounts for net (loss) income attributable to common stockholders would have been for the periods indicated, nor does it purport to predict the results of operations for future periods. Other than with respect to the sale of the Union Square Properties, the pro forma information does not reflect other events affecting the Company, including the sales of other properties, and other events described in "Item 2 —Management's Discussion and Analysis of Financial Condition and Results of Operations— Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock."

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Pro forma revenue	$27,047	$41,193	$97,971	$128,074
Pro forma net income (loss)	1,513	(1,124)	412,341	102
Pro forma net income (loss) attributable to the Company	1,510	(1,131)	412,310	65
Pro forma net (loss) income attributable to common stockholders	(2,960)	(5,051)	399,368	(11,312)
Pro forma net (loss) income attributable to common stockholders per share, basic	$(0.20)	$(0.35)	$27.36	$(0.77)
Pro forma net (loss) income attributable to common stockholders per share, diluted	$(0.20)	$(0.35)	$25.36	$(0.77)

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Such forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "project," "target," "expect," "intend," "might," "believe," "anticipate," "estimate," "could," "would" "continue," "pursue," "potential," "forecast," "seek," "plan," or "should" or the negative thereof or other variations or similar words or phrases. Such forward-looking statements include, among others, statements about CMCT’s plans and objectives relating to future growth and availability of funds, the trading liquidity of CMCT’s Common Stock and the Tender Offer. Such forward-looking statements are based on particular assumptions that management of CMCT has made in light of its experience, as well as its perception of expected future developments and other factors that it believes are appropriate under the circumstances. Forward-looking statements are necessarily estimates reflecting the judgment of CMCT's management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include those associated with (i) the ability of CIM Commercial to consummate the Tender Offer, and its timing for such consummation, (ii) the timing, form and operational effects of CIM Commercial's development activities, (iii) the ability of CIM Commercial to raise in place rents to existing market rents and (iv) general economic, market and other conditions. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made.
All references to our Common Stock and related share and per share amounts have been adjusted to give retroactive effect to the Reverse Stock Split, except as otherwise indicated.
The following discussion of our financial condition at September 30, 2019 and results of operations for the three and nine months ended September 30, 2019 and 2018 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018. For a more detailed description of the risks affecting our financial condition and results of operations, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
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
We filed the Reverse Split Amendment to effectuate the Reverse Stock Split. Pursuant to the Reverse Stock Split Amendment, every three shares of Common Stock issued and outstanding immediately prior to the effective time of the Reverse Stock Split were converted into one share of Common Stock, par value $0.003 per share. In connection with the Reverse Split Amendment, the Company filed the Par Value Amendment to revert the par value of the Common Stock issued and outstanding from $0.003 per share to $0.001 per share, effective as of September 3, 2019, following the effective time of the Reverse Split Amendment. All Common Stock and per share of Common Stock amounts set forth in this Quarterly Report on Form 10-Q have been adjusted to give retroactive effect to the Reverse Stock Split, unless otherwise stated.
Properties
As of September 30, 2019, our real estate portfolio consisted of 11 assets, all of which are fee-simple properties. As of September 30, 2019, our 9 office properties (including one development site which is being used as a parking lot), totaling approximately 1.3 million rentable square feet, were 87.2% occupied and one hotel with an ancillary parking garage, which has a total of 503 rooms, had revenue per available room ("RevPAR") of $131.97 for the nine months ended September 30, 2019.
As part of the Asset Sale (defined below), we completed the sale of ten properties during 2019.
Strategy
Our strategy is principally focused on the acquisition of Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States (including improving and developing such assets) in a manner that will consistently grow our NAV and cash flow per share of Common Stock.
Our strategy is centered around CIM Group's community qualification process. We believe this strategy provides us with a significant competitive advantage when making real estate acquisitions. The qualification process generally takes between six months and five years and is a critical component of CIM Group's evaluation. CIM Group examines the characteristics of a market to determine whether the district justifies the extensive efforts CIM Group undertakes in reviewing and making potential acquisitions in its qualified communities ("Qualified Communities"). Qualified Communities generally fall into one of two categories: (i) transitional metropolitan districts that have dedicated resources to become vibrant metropolitan communities and (ii) well-established, thriving metropolitan areas (typically major central business districts). Qualified Communities are distinct districts which have dedicated resources to become or are currently vibrant communities where people can live, work, shop and be entertained, all within walking distance or close proximity to public transportation. These areas also generally have high barriers to entry, high population density, positive population trends and support for investment. CIM Group believes that a vast majority of the risks associated with acquiring real estate are mitigated by accumulating local market knowledge of the community where the asset is located. CIM Group typically spends significant time and resources qualifying targeted communities prior to making any acquisitions. Since 1994, CIM Group has qualified 132 communities and has deployed capital in 74 of these Qualified Communities. Although we may not deploy capital exclusively in Qualified Communities, it is expected that most of our assets will be identified through this systematic process.
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

CIM Group's investments and development teams are separate groups that work very closely together on transactions requiring development expertise. While the investments team is responsible for acquisition analysis, both the investments and development teams perform due diligence, evaluate and determine underwriting assumptions, and participate in the development management and ongoing asset management of CIM Group’s opportunistic assets. The development team is also responsible for the oversight and or execution of securing entitlements and the development/repositioning process. In instances where CIM Group is not the lead developer, CIM Group's in-house development team continues to provide development and construction oversight to co-sponsors through a shadow team that oversees the progress of the development from beginning to end to ensure adherence to the budgets, schedules, quality and scope of the project to maintain CIM Group’s vision for the final product. The investments and development teams interact as a cohesive team when sourcing, underwriting, acquiring, executing and managing the business plan of an opportunistic acquisition.

We seek to utilize the CIM Group platform to acquire, improve and or develop real estate assets within CIM Group's Qualified Communities. We believe that these assets will provide greater returns than similar assets in other markets, as a result of population growth, public commitment, and significant private investment that characterize these areas. Over time, we seek to expand our real estate assets in communities targeted by CIM Group, supported by CIM Group's broad real estate capabilities, as part of our plan to prudently grow NAV and cash flow per share of Common Stock. As a matter of prudent management, we also regularly evaluate each asset within our portfolio as well as our strategies. Such review may result in dispositions when an asset no longer fits our overall objectives or strategies, or when our view of the market value of such asset is equal to or exceeds its intrinsic value. As a result of such review, we sold two hotels in 2016; six office properties, one parking garage, and five multifamily properties in 2017; and one office property and one development site in Washington, D.C. in 2019. In connection with the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock (as defined below), we sold four office properties and one parking garage in Oakland, California; two office properties in Washington, D.C.; and one office property in San Francisco, California during 2019. In 2016 and 2017, we used a substantial portion of the net proceeds of dispositions during such years to provide liquidity to our common stockholders at prices reflecting our NAV and cash flow prospects, and on August 30, 2019, we paid the Special Dividend of $42.00 per share of Common Stock ($14.00 per share of Common Stock prior to the Reverse Stock Split), or $613,294,000 in the aggregate, to stockholders of record at the close of business on August 19, 2019.

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

Completion of the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock

The Company completed the previously announced program to unlock embedded value in its portfolio, enhance growth prospects and improve the trading liquidity of our Common Stock (the "Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock"):

•
Sale of Assets. During 2019, the Company sold eight properties in accordance with the approval of its then‑principal stockholder, and an additional two properties (one office property and one development site in Washington, D.C.) after evaluating each asset within its portfolio and the intrinsic value of each property (such sales, collectively, the “Asset Sale”). The Asset Sale generated an aggregate gross sales price to the Company of $990,996,000. No further property sales will be made under the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock.

•	Repayment of Certain Indebtedness. We used a portion of the net proceeds from the Asset Sale to repay balances on certain of the Company’s indebtedness.

•
Return of Capital to Holders of Common Stock. On August 30, 2019, we paid the Special Dividend of $42.00 per share of Common Stock ($14.00 per share of Common Stock prior to the Reverse Stock Split), or $613,294,000 in the aggregate, to stockholders of record at the close of business on August 19, 2019.

•
CIM REIT Liquidation.  The Company has been informed by CIM Group that the liquidation of CIM REIT has been substantially completed. In connection with such liquidation, CIM REIT (i) distributed approximately 10,624,000 shares of our Common Stock, representing approximately 72.8% of the outstanding shares of our Common Stock as of November 7, 2019, to a diverse group of institutional investors that were former members of CIM REIT and (ii) sold approximately 2,468,000 shares of our Common Stock in October 2019, representing approximately 16.9% of the outstanding shares of our Common Stock as of November 7, 2019, for $19.1685 per share to an affiliate of CIM Group in a private transaction. As of November 7, 2019, CIM Group, its affiliates, and our officers and directors have an aggregate economic interest in approximately 19.2% of the outstanding shares of our Common Stock.

On October 22, 2019, the Company commenced the Tender Offer for the purchase of up to 2,693,580 shares of Series L Preferred Stock, representing one-third of the outstanding shares of Series L Preferred Stock. On the terms and subject to the conditions of the Tender Offer, for each share of Series L Preferred Stock properly tendered and accepted by us, we will cause to be paid to the tendering holder as promptly as practicable following the Expiration Date the purchase price of $29.12 per share (of which $1.39 reflects the amount of dividends on the Series L Preferred Stock that will be accrued as of the Expiration Date), as converted to and to be paid in ILS. The Tender Offer expires on the Expiration Date, unless extended or earlier terminated by us. To fund the maximum aggregate purchase price of the Tender Offer, we placed in escrow $78,545,000, which was primarily funded from borrowings under the revolving credit facility.
Rental Rate Trends
Office Statistics:    The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods:

	As of September 30,
	2019	2018
Occupancy (1)(2)	87.2%	93.6%
Annualized rent per occupied square foot (1)(2)(3)	$47.96	$44.86

(1)
As part of the Asset Sale, the Company has sold certain properties as described above in "—Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock—Sale of Assets." The information presented in this table represents historical information without giving effect to the Asset Sale.

(2)
We sold eight office properties, one development site and one parking garage during the nine months ended September 30, 2019. Excluding these properties, the occupancy and annualized rent per occupied square foot were 87.2% and $47.96 as of September 30, 2019 and 94.3% and $43.52 as of September 30, 2018.

(3)
Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements for the twelve months ended September 30, 2019 and 2018 were approximately $1,768,000 and $4,626,000, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.

Over the next four quarters, we expect to see expiring cash rent as set forth in the table below:

	For the Three Months Ended
	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Expiring Cash Rent:
Expiring square feet (1)	43,442	20,793	44,665	20,740
Expiring rent per square foot (2)	$36.46	$40.49	$59.80	$42.82

(1)	Month-to-month tenants occupying a total of 27,970 square feet are included in the expiring leases in the first quarter listed.

(2)
Represents gross monthly base rent, as of September 30, 2019, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.

During the three and nine months ended September 30, 2019, we executed leases with terms longer than 12 months totaling 43,308 and 100,731 square feet, respectively. The table below sets forth information on certain of our executed leases during the three and nine months ended September 30, 2019, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

	Number of Leases (1)	Rentable Square Feet	New Cash Rent per Square Foot (2)	Expiring Cash Rent per Square Foot (2)
Three months ended September 30, 2019	9	25,626	$45.98	$42.51
Nine months ended September 30, 2019	19	76,023	$40.87	$35.95

(1)	Based on the number of tenants that signed leases.

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
Hotel Statistics:    The following table sets forth the occupancy, average daily rate ("ADR") and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Nine Months Ended September 30,
	2019	2018
Occupancy	80.3%	82.9%
ADR	$164.32	$161.71
RevPAR	$131.97	$134.14
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

Results of Operations
Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018
Net Income (Loss)

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Total revenues	$29,215	$47,607	$(18,392)	(38.6)%
Total expenses	26,574	48,021	(21,447)	(44.7)%
Gain on sale of real estate	302	—	302	—
Net income (loss)	2,856	(529)	3,385	—
Net income increased to $2,856,000, or by $3,385,000, for the three months ended September 30, 2019, compared to a net loss of $529,000 for the three months ended September 30, 2018, primarily due to asset sales. The increase is primarily attributable to a decrease of $8,130,000 in depreciation and amortization, a decrease of $4,294,000 in interest expense not allocated to our operating segments, a decrease of $2,052,000 in asset management and other fees to related parties not allocated to our operating segments, an increase of $1,408,000 in interest and other income not allocated to our operating segments, and the gain on sale of real estate of $302,000, partially offset by a decrease of $12,405,000 in segment net operating income, an increase of $325,000 in transaction costs, and an increase of $99,000 in general and administrative expense not allocated to our operating segments.
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
The following table sets forth a reconciliation of net loss attributable to common stockholders to FFO attributable to common stockholders:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Net loss attributable to common stockholders	$(1,622)	$(4,448)
Depreciation and amortization	5,180	13,310
Gain on sale of depreciable assets	(302)	—
FFO attributable to common stockholders	$3,256	$8,862
FFO attributable to common stockholders was $3,256,000 for the three months ended September 30, 2019, a decrease of $5,606,000 compared to $8,862,000 for the three months ended September 30, 2018, primarily due to asset sales. The decrease in FFO was primarily attributable to a decrease of $12,405,000 in segment net operating income, an increase of $549,000 in redeemable preferred stock dividends declared or accumulated, an increase of $325,000 in transaction costs, and an increase of $99,000 in general and administrative expense not allocated to our operating segments, partially offset by a decrease of $4,294,000 in interest expense not allocated to our operating segments, a decrease of $2,052,000 in asset management and other fees to related parties not allocated to our operating segments, and an increase of $1,408,000 in interest and other income not allocated to our operating segments.
Summary Segment Results
During the three months ended September 30, 2019 and 2018, CIM Commercial operated in three segments: office and hotel properties and lending. Set forth and described below are summary segment results for our operating segments.

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenues:
Office	$16,885	$36,440	$(19,555)	(53.7)%
Hotel	8,511	8,542	(31)	(0.4)%
Lending	2,411	2,625	(214)	(8.2)%
Expenses:
Office	7,246	14,542	(7,296)	(50.2)%
Hotel	6,112	5,946	166	2.8%
Lending	1,522	1,787	(265)	(14.8)%
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased to $16,885,000, or by 53.7%, for the three months ended September 30, 2019 compared to $36,440,000 for the three months ended September 30, 2018. The decrease is primarily due to the sale of three office properties and a parking garage in Oakland, California, the sale of an office property in Washington, D.C., and the sale of an office property in San Francisco, California, all of which were consummated in March 2019, the sale of an office property in Oakland, California, which was consummated in May 2019, the sale of two office properties in Washington, D.C., which was consummated in July 2019, and lower revenues at an office property in Los Angeles, California that is being repositioned into vibrant, collaborative office space after the expiration in April 2019 of a lease agreement for 100% of such property, which space has been partially occupied by a related party since May 2019, partially offset by increases in rental revenue at certain of our properties due to increases in rental rates as a result of leasing activity and an increase in expense reimbursements at one of our properties. The aforementioned sales are expected to cause office revenue to decline materially during the fourth quarter of 2019 as compared to the fourth quarter of 2018.
Hotel Revenue: Hotel revenue decreased to $8,511,000, or by 0.4%, for the three months ended September 30, 2019, compared to $8,542,000 for the three months ended September 30, 2018.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue decreased to $2,411,000, or by 8.2%, for the three months ended September 30, 2019, compared to $2,625,000 for the three months ended September 30, 2018. The decrease is primarily due to a decrease in premium income from the sale of the guaranteed portion of our SBA 7(a) loans, partially offset by an increase in servicing asset income.
Interest and Other Income: Interest and other income represents revenue generated outside of our reportable segments. Interest and other income for the three months ended September 30, 2019 was $1,408,000, and primarily relates to interest earned on the proceeds from the Asset Sale received during the nine months ended September 30, 2019, and used in August 2019 to partially fund the Special Dividend, compared to $0 for the three months ended September 30, 2018. The aforementioned payment of the Special Dividend in August 2019 is expected to cause interest and other income to decrease materially during the fourth quarter of 2019 as compared to the third quarter of 2019.

Expenses
Office Expenses: Office expenses decreased to $7,246,000, or by 50.2%, for the three months ended September 30, 2019, compared to $14,542,000 for the three months ended September 30, 2018. The decrease is primarily due to the sale of three office properties and a parking garage in Oakland, California, the sale of an office property in Washington, D.C., and the sale of an office property in San Francisco, California, all of which were consummated in March 2019, the sale of an office property in Oakland, California, which was consummated in May 2019, the sale of two office properties in Washington, D.C., which was consummated in July 2019, and higher expenses at an office property in Los Angeles, California that is being repositioned into vibrant, collaborative office space. The aforementioned sales are expected to cause office expenses to decline materially during the fourth quarter of 2019 as compared to the fourth quarter of 2018.
Hotel Expenses: Hotel expenses increased to $6,112,000, or by 2.8%, for the three months ended September 30, 2019, compared to $5,946,000 for the three months ended September 30, 2018.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related party, incurred in connection with the operation of the lending business. Lending expenses decreased to $1,522,000, or by 14.8%, for the three months ended September 30, 2019, compared to $1,787,000 for the three months ended September 30, 2018, primarily due to a decrease in interest expense as a result of a reduction in the balance outstanding on our SBA 7(a) loan-backed notes and secured borrowings.
Asset Management and Other Fees to Related Parties: Asset management fees totaled $2,424,000 for the three months ended September 30, 2019, compared to $4,475,000 for the three months ended September 30, 2018. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban's assets, which are appraised in the fourth quarter of each year. The lower fees reflect a decrease in the adjusted fair value of CIM Urban's assets due to the sale of three office properties and a parking garage in Oakland, California, the sale of an office property in Washington, D.C., and the sale of an office property in San Francisco, California, all of which were consummated in March 2019, the sale of an office property in Oakland, California, which was consummated in May 2019, and the sale of two office properties and one development site in Washington, D.C., which was consummated in July 2019, partially offset by net increases in the fair value of CIM Urban’s real estate assets based on the December 31, 2018 appraised values as well as incremental capital expenditures incurred in the first nine months of 2019. CIM Commercial also pays a Base Service Fee to the Administrator, a related party, which totaled $275,000 for the three months ended September 30, 2019 compared to $270,000 for the three months ended September 30, 2018. In addition, the Administrator received compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the three months ended September 30, 2019 and 2018, we expensed $572,000 and $583,000 for such services, respectively. For the three months ended September 30, 2019 and 2018, we also expensed $58,000 and $53,000, respectively, related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement Agreement. The aforementioned sales are expected to cause asset management fees to decline materially during the fourth quarter of 2019 as compared to the fourth quarter of 2018.
Interest Expense: Interest expense, which has not been allocated to our operating segments, was $2,038,000 for the three months ended September 30, 2019, a decrease of $4,294,000 compared to $6,332,000 in the corresponding period in 2018. The decrease is primarily due to a decrease in interest expense due to the legal defeasance of mortgage loans with an aggregate outstanding principal balance of $205,500,000 in connection with the sale of three office properties and a parking garage in Oakland, California, the prepayment of a $46,000,000 mortgage loan in connection with the sale of an office property in Washington, D.C., and the assumption of a $28,200,000 mortgage loan by the buyer of an office property in San Francisco, California, all of which were consummated in March 2019, the legal defeasance of a mortgage loan with an outstanding principal balance of $39,500,000 in connection with the sale of an office property in Oakland, California, which was consummated in May 2019, and a decrease in interest expense, including the impact of interest rate swaps, as a result of the lower average outstanding principal balance on our revolving credit facility during the three months ended September 30, 2019 compared to the average outstanding principal balance on our unsecured credit and term loan facilities during the three months ended September 30, 2018. The aforementioned reductions in our debt are expected to cause interest expense to decline materially during the fourth quarter of 2019 as compared to the fourth quarter of 2018. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the amount and timing of future borrowings on our revolving credit facility, and the terms and amount of any new borrowings we may enter into.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $807,000 for the three months ended September 30, 2019, an increase of $99,000 compared to $708,000 in the corresponding period in 2018. The increase is primarily due to an increase in legal and other professional fees.
Transaction Costs: Transaction costs totaled $340,000 for the three months ended September 30, 2019 and $15,000 for the three months ended September 30, 2018.

Depreciation and Amortization Expense: Depreciation and amortization expense was $5,180,000 for the three months ended September 30, 2019, a decrease of $8,130,000 compared to $13,310,000 for the three months ended September 30, 2018. The decrease is primarily due to the sale of three office properties and a parking garage in Oakland, California that were held for sale starting in mid-January 2019 and sold in March 2019, the sale of an office property in Washington, D.C. that was held for sale starting in late January 2019 and sold in March 2019, the sale of an office property in San Francisco, California that was held for sale starting in late December 2018 and sold in mid-March 2019, the sale of an office property in Oakland, California that was held for sale in mid-March 2019 and sold in mid-May 2019, and the sale of two office properties and one development site in Washington, D.C that were held for sale in late June 2019 and sold in late July 2019. The aforementioned sales are expected to cause depreciation and amortization expense to decline materially during the fourth quarter of 2019 as compared to the fourth quarter of 2018.
Provision for Income Taxes: Provision for income taxes was $87,000 for the three months ended September 30, 2019 and $115,000 for the three months ended September 30, 2018.
Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018
Net Income

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Total revenues	$113,348	$147,445	$(34,097)	(23.1)%
Total expenses	198,720	144,608	54,112	37.4%
Gain on sale of real estate	433,104	—	433,104	—
Net income	347,046	2,042	345,004	—
Net income increased to $347,046,000, or by $345,004,000, for the nine months ended September 30, 2019, compared to $2,042,000 for the nine months ended September 30, 2018, primarily due to asset sales. The increase is primarily attributable to the gain on sale of real estate of $433,104,000, a decrease of $17,788,000 in depreciation and amortization, a decrease of $11,777,000 in interest expense not allocated to our operating segments, a decrease of $4,180,000 in asset management and other fees to related parties not allocated to our operating segments, an increase of $3,226,000 in interest and other income not allocated to our operating segments, and a decrease of $1,198,000 in general and administrative expense not allocated to our operating segments, partially offset by a $69,000,000 impairment of real estate, a $29,982,000 loss on early extinguishment of debt, and a decrease of $27,155,000 in segment net operating income.
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

The following table sets forth a reconciliation of net income (loss) attributable to common stockholders to FFO attributable to common stockholders:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net income (loss) attributable to common stockholders	$334,269	$(9,350)
Depreciation and amortization	21,995	39,783
Impairment of real estate	69,000	—
Gain on sale of depreciable assets (1)	(433,104)	—
FFO attributable to common stockholders	$(7,840)	$30,433

(1)
In connection with the sale of certain properties during the nine months ended September 30, 2019, we recognized a $29,982,000 loss on early extinguishment of debt related to the legal defeasance and prepayment of mortgage loans collateralized by such properties. Such loss on early extinguishment of debt is not included in the adjustment for the gain on sale of depreciable assets presented in the table above.

FFO attributable to common stockholders was $(7,840,000) for the nine months ended September 30, 2019, a decrease of $38,273,000 compared to $30,433,000 for the nine months ended September 30, 2018, primarily due to asset sales. The decrease in FFO was primarily attributable to a $29,982,000 loss on early extinguishment of debt, a decrease of $27,155,000 in segment net operating income, and an increase of $1,554,000 in redeemable preferred stock dividends declared or accumulated, partially offset by a decrease of $11,777,000 in interest expense not allocated to our operating segments, a decrease of $4,180,000 in asset management and other fees to related parties not allocated to our operating segments, an increase of $3,226,000 in interest and other income not allocated to our operating segments, and a decrease of $1,198,000 in general and administrative expense not allocated to our operating segments.
Summary Segment Results
During the nine months ended September 30, 2019 and 2018, CIM Commercial operated in three segments: office and hotel properties and lending. Set forth and described below are summary segment results for our operating segments.

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenues:
Office	$72,380	$109,141	$(36,761)	(33.7)%
Hotel	29,430	29,980	(550)	(1.8)%
Lending	8,312	8,324	(12)	(0.1)%
Expenses:
Office	30,074	40,832	(10,758)	(26.3)%
Hotel	19,628	19,334	294	1.5%
Lending	4,666	4,370	296	6.8%
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased to $72,380,000, or by 33.7%, for the nine months ended September 30, 2019 compared to $109,141,000 for the nine months ended September 30, 2018. The decrease is primarily due to the sale of three office properties and a parking garage in Oakland, California, the sale of an office property in Washington, D.C., and the sale of an office property in San Francisco, California, all of which were consummated in March 2019, the sale of an office property in Oakland, California, which was consummated in May 2019, the sale of two office properties in Washington, D.C., which was consummated in July 2019, and lower revenues at an office property in Los Angeles, California that is being repositioned into vibrant, collaborative office space after the expiration in April 2019 of a lease agreement for 100% of such property, which space has been partially occupied by a related party since May 2019, partially offset by increases in rental revenue at certain of our properties due to increases in rental rates as a result of leasing activity and an increase in expense reimbursements at one of our properties. The aforementioned sales are expected to cause office revenue to decline materially during the fourth quarter of 2019 as compared to the fourth quarter of 2018.
Hotel Revenue: Hotel revenue decreased to $29,430,000, or by 1.8%, for the nine months ended September 30, 2019, compared to $29,980,000 for the nine months ended September 30, 2018. The decrease is primarily due to lower RevPAR as a result of a decrease in occupancy, and lower food and beverage revenue during the nine months ended September 30, 2019.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue decreased to $8,312,000, or by 0.1%, for the nine months ended September 30, 2019, compared to $8,324,000 for the nine months ended September 30, 2018. The decrease is primarily due to a decrease in premium income from the sale of the guaranteed portion of our SBA 7(a) loans, partially offset by an increase in servicing asset income and higher revenue as a result of increases in the prime rate.
Interest and Other Income: Interest and other income represents revenue generated outside of our reportable segments. Interest and other income for the nine months ended September 30, 2019 was $3,226,000, and primarily relates to interest earned on the proceeds from the Asset Sale received during the nine months ended September 30, 2019, and used in August 2019 to partially fund the Special Dividend, compared to $0 for the nine months ended September 30, 2018. The aforementioned payment of the Special Dividend in August 2019 is expected to cause interest and other income to decrease materially during the fourth quarter of 2019 as compared to the third quarter of 2019.
Expenses
Office Expenses: Office expenses decreased to $30,074,000, or by 26.3%, for the nine months ended September 30, 2019, compared to $40,832,000 for the nine months ended September 30, 2018. The decrease is primarily due to the sale of three office properties and a parking garage in Oakland, California, the sale of an office property in Washington, D.C., and the sale of an office property in San Francisco, California, all of which were consummated in March 2019, the sale of an office property in Oakland, California, which was consummated in May 2019, and the sale of two office properties in Washington, D.C., which was consummated in July 2019, partially offset by an increase in real estate taxes at certain of our properties in California due to real estate tax refunds related to prior years recognized during the nine months ended September 30, 2018. The aforementioned sales are expected to cause office expenses to decline materially during the fourth quarter of 2019 as compared to the fourth quarter of 2018.
Hotel Expenses: Hotel expenses increased to $19,628,000, or by 1.5%, for the nine months ended September 30, 2019, compared to $19,334,000 for the nine months ended September 30, 2018.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related party, incurred in connection with the operation of the lending business. Lending expenses increased to $4,666,000, or by 6.8%, for the nine months ended September 30, 2019, compared to $4,370,000 for the nine months ended September 30, 2018, primarily due to an increase in interest expense as a result of the issuance of the SBA 7(a) loan-backed notes in May 2018, partially offset by a decrease in fees to related party.
Asset Management and Other Fees to Related Parties: Asset management fees totaled $9,669,000 for the nine months ended September 30, 2019, compared to $13,350,000 for the nine months ended September 30, 2018. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban's assets, which are appraised in the fourth quarter of each year. The lower fees reflect a decrease in the adjusted fair value of CIM Urban's assets due to the sale of three office properties and a parking garage in Oakland, California, the sale of an office property in Washington, D.C., and the sale of an office property in San Francisco, California, all of which were consummated in March 2019, the sale of an office property in Oakland, California, which was consummated in May 2019, and the sale of two office properties and one development site in Washington, D.C., which was consummated in July 2019, partially offset by net increases in the fair value of CIM Urban’s real estate assets based on the December 31, 2018 appraised values as well as incremental capital expenditures incurred in the first nine months of 2019. CIM Commercial also pays a Base Service Fee to the Administrator, a related party, which totaled $827,000 for the nine months ended September 30, 2019 compared to $809,000 for the nine months ended September 30, 2018. In addition, the Administrator received compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered under the Base Service Fee. For the nine months ended September 30, 2019 and 2018, we expensed $1,630,000 and $2,138,000 for such services, respectively. For the nine months ended September 30, 2019 and 2018, we also expensed $189,000 and $198,000, respectively, related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement

Agreement. The aforementioned sales are expected to cause asset management fees to decline materially during the fourth quarter of 2019 as compared to the fourth quarter of 2018.
Interest Expense: Interest expense, which has not been allocated to our operating segments, was $7,515,000 for the nine months ended September 30, 2019, a decrease of $11,777,000 compared to $19,292,000 in the corresponding period in 2018. The decrease is primarily due to a decrease in interest expense due to the legal defeasance of mortgage loans with an aggregate outstanding principal balance of $205,500,000 in connection with the sale of three office properties and a parking garage in Oakland, California, the prepayment of a $46,000,000 mortgage loan in connection with the sale of an office property in Washington, D.C., and the assumption of a $28,200,000 mortgage loan by the buyer of an office property in San Francisco, California, all of which were consummated in March 2019, the legal defeasance of a mortgage loan with an outstanding principal balance of $39,500,000 in connection with the sale of an office property in Oakland, California, which was consummated in May 2019, a decrease in interest expense, including the impact of interest rate swaps, as a result of the lower average outstanding principal balance on our revolving credit facility during the first nine months of 2019 compared to the average outstanding principal balance on our unsecured credit and term loan facilities during the first nine months of 2018, and due to income received during the nine months ended September 30, 2019 in connection with the termination of our two remaining interest rate swaps. The aforementioned reductions in our debt are expected to cause interest expense to decline materially during the fourth quarter of 2019 as compared to the fourth quarter of 2018. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the amount and timing of future borrowings on our revolving credit facility, and the terms and amount of any new borrowings we may enter into.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $2,945,000 for the nine months ended September 30, 2019, a decrease of $1,198,000 compared to $4,143,000 in the corresponding period in 2018. The decrease is primarily due to certain expenses related to our multifamily properties sold during the year ended December 31, 2017, which were expensed during the nine months ended September 30, 2018.
Transaction Costs: Transaction costs totaled $600,000 for the nine months ended September 30, 2019 and $359,000 for the nine months ended September 30, 2018.
Depreciation and Amortization Expense: Depreciation and amortization expense was $21,995,000 for the nine months ended September 30, 2019, a decrease of $17,788,000 compared to $39,783,000 for the nine months ended September 30, 2018. The decrease is primarily due to the sale of three office properties and a parking garage in Oakland, California that were held for sale starting in mid-January 2019 and sold in March 2019, the sale of an office property in Washington, D.C. that was held for sale starting in late January 2019 and sold in March 2019, the sale of an office property in San Francisco, California that was held for sale starting in late December 2018 and sold in mid-March 2019, the sale of an office property in Oakland, California that was held for sale in mid-March 2019 and sold in mid-May 2019, and the impairment of two office properties and one development site in Washington, D.C., which decreased the carrying amounts of such properties and the depreciation thereon through late June 2019, when they were held for sale and sold in late July 2019. The aforementioned sales are expected to cause depreciation and amortization expense to decline materially during the fourth quarter of 2019 as compared to the fourth quarter of 2018.
Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt was $29,982,000 for the nine months ended September 30, 2019 and $0 for the nine months ended September 30, 2018. In March 2019, we legally defeased mortgage loans with an aggregate outstanding principal balance of $205,500,000 in connection with the sale of three office properties and a parking garage in Oakland, California, we prepaid a $46,000,000 mortgage loan in connection with the sale of an office property in Washington, D.C., and a $28,200,000 mortgage loan was assumed by the buyer of an office property in San Francisco, California. In May 2019, one mortgage loan, with an outstanding principal balance of $39,500,000 at such time, was legally defeased in connection with the sale of the related property. Loss on early extinguishment of debt consists of the costs associated with the aforementioned legal defeasances, repayment, and assumption of mortgage loans, the write-off of unamortized deferred loan costs, and, with regards to the legal defeasances, the difference between the purchase price of the U.S. government securities and the outstanding principal balance of the mortgage loans that were legally defeased.
Impairment of Real Estate: Impairment of real estate was $69,000,000 for the nine months ended September 30, 2019 and $0 for the nine months ended September 30, 2018. In connection with our negotiation of an agreement with an unrelated third-party for the sale of 100% fee-simple interests in two office properties and one development site in Washington, D.C, we determined that the book values of such properties exceeded their estimated fair values and recognized impairment charges totaling $69,000,000 for the nine months ended September 30, 2019. Our determination of the fair values of such properties was based on negotiations with the third-party buyer and the contract sales price.
Provision for Income Taxes: Provision for income taxes was $686,000 for the nine months ended September 30, 2019 and $795,000 for the nine months ended September 30, 2018.

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
In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. A portion of the net proceeds from the loans was used to repay outstanding balances under our unsecured credit facility and the remaining portion was used to repurchase shares of our Common Stock in a private repurchase in September 2016. On September 21, 2017, in connection with the sale of an office property in Los Angeles, California, one mortgage loan with an outstanding principal balance of $21,700,000, collateralized by such property, was assumed by the buyer. On March 1, 2019, additional mortgage loans with an aggregate outstanding principal balance of $205,500,000 at such time, were legally defeased in connection with the sale of the related properties. The cash outlay required for the defeasance in the net amount of $224,086,000 was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loans from the effective date of the defeasance through the date on which we could repay the loans at par. As a result of the defeasance, we recognized a loss on early extinguishment of debt of $0 and $19,290,000 for the three and nine months ended September 30, 2019, respectively, which represents the sum of the difference between the purchase price of U.S. government securities of $224,086,000 and the aggregate outstanding principal balance of the mortgage loans of $205,500,000, the write-off of deferred loan costs of $637,000 and related accumulated amortization of $170,000, and transaction costs of $237,000. On March 14, 2019, in connection with the sale of an office property in San Francisco, California, one mortgage loan with an outstanding principal balance of $28,200,000 at such time was assumed by the buyer. As a result of this assumption, we recognized a loss on early extinguishment of debt of $0 and $178,000 for the three and nine months ended September 30, 2019, respectively, which represents the write-off of deferred loan costs of $243,000 and related accumulated amortization of $65,000. On May 16, 2019, one mortgage loan with an outstanding principal balance of $39,500,000 at such time, was legally defeased in connection with the sale of the related property. The cash outlay required for the defeasance in the net amount of $44,108,000 was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loan from the effective date of the defeasance through the date on which we could repay the loan at par. As a result of the defeasance, we recognized a loss on early extinguishment of debt of $0 and $4,911,000 for the three and nine months ended September 30, 2019, respectively, which represents the sum of the difference between the purchase price of U.S. government securities of $44,108,000 and the outstanding principal balance of the mortgage loan of $39,500,000, the write-off of deferred loan costs of $287,000 and related accumulated amortization of $82,000, and transaction costs of $98,000.

On May 30, 2018, we completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $38,200,000 of unguaranteed SBA 7(a) loan-backed notes. The securitization uses a trust formed for the benefit of the note holders which is considered a VIE. Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 810, Consolidation, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. The SBA 7(a) loan-backed notes are collateralized solely by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of our collateralized SBA 7(a) loans, we estimate the weighted average life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%. We reflect the SBA 7(a) loans receivable as assets on our consolidated balance sheets and the SBA 7(a) loan-backed notes as debt on our consolidated balance sheets. The restricted cash on our consolidated balance sheets as of September 30, 2019 and December 31, 2018 included $2,232,000 and $3,174,000, respectively, of funds related to our SBA 7(a) loan-backed notes.

In October 2018, CIM Commercial entered into a revolving credit facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $250,000,000, subject to a borrowing base calculation. The revolving credit facility is secured by deeds of trust on certain properties. Outstanding advances under the revolving credit facility bear interest at (i) the base rate plus 0.55% or (ii) LIBOR plus 1.55%. At December 31, 2018, the variable interest rate was 4.07%. The interest rate on the first $120,000,000 of one-month LIBOR indexed variable rate borrowings on our revolving credit facility was effectively converted to a fixed rate of 3.11% through interest rate swaps until such swaps were terminated on March 11, 2019. The revolving credit facility is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions. The Company has no current plans to refinance or repay the revolving credit facility. On October 30, 2018, we borrowed $170,000,000 on this facility to repay outstanding borrowings on our unsecured term loan facility. On December 28, 2018, we repaid $40,000,000 of outstanding borrowings on our revolving credit facility and we terminated one interest rate swap with a notional value of $50,000,000. On February 28, 2019 and March 11, 2019, we repaid $10,000,000 and $120,000,000, respectively, of outstanding borrowings on our revolving credit facility using cash on hand and net proceeds from the 2019 asset sales, and, in connection with the March 11, 2019 repayment, we terminated our two remaining interest rate swaps, which had an aggregate notional value of $120,000,000. On October 18, 2019, we borrowed $76,500,000 under the revolving credit facility, which was placed into escrow to substantially fund the tender offer for Series L Preferred Stock, expected to expire on November 20, 2019. At November 5, 2019, September 30, 2019, and December 31, 2018, $146,500,000, $68,500,000 and $130,000,000, respectively, was outstanding under the revolving credit facility and approximately $97,100,000, $175,100,000, and $91,000,000, respectively, was available for future borrowings. The revolving credit facility is not subject to any financial covenants, but is subject to a borrowing base calculation that determines the amount we can borrow.

On March 1, 2019, in connection with the sale of an office property in Washington, D.C., we prepaid the related mortgage loan with an outstanding principal balance of $46,000,000 at such time, using proceeds from the sale. As a result, we recognized a loss on early extinguishment of debt of $0 and $5,603,000 for the three and nine months ended September 30, 2019, respectively, which represents a prepayment penalty of $5,325,000 and the write-off of deferred loan costs of $537,000 and related accumulated amortization of $259,000.
We have an effective registration statement with the SEC with respect to the offer and sale of up to $900,000,000 of Series A Preferred Units, with each Series A Preferred Unit consisting of (i) one share of Series A Preferred Stock, par value $0.001 per share, of the Company with an initial stated value of $25.00 per share, subject to adjustment, and (ii) one Series A Preferred Warrant to purchase 0.25 of a share of Common Stock. The registration statement allows us to sell up to a maximum of 36,000,000 Series A Preferred Units. Holders of Series A Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the Series A Preferred Stock Stated Value (i.e. the equivalent of $0.34375 per share per quarter). The exercise price of each Series A Preferred Warrant is at a 15.0% premium to the per share estimated NAV of our Common Stock (as most recently published and designated as the Applicable NAV by us at the time of each issuance of Series A Preferred Warrants). The exercise price of each Series A Preferred Warrant issued prior to the Reverse Stock Split has been amended to account for the effect of the Reverse Stock Split and the Special Dividend. As of September 30, 2019, we had issued 4,104,867 Series A Preferred Units and received net proceeds of $93,911,000 after commissions, fees and allocated costs. As of September 30, 2019, 12,887 shares of Series A Preferred Stock had been redeemed.
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
On October 22, 2019, we commenced the Tender Offer to purchase up to 2,693,580 shares of Series L Preferred Stock, representing one-third of the outstanding shares of Series L Preferred Stock, at a purchase price of $29.12 per share, to be paid in ILS. The Tender Offer expires on the Expiration Date, unless extended or earlier terminated by us. On the terms and subject to the conditions of the Tender Offer, for each share of Series L Preferred Stock properly tendered and accepted by us, we will cause to be paid to the tendering holder as promptly as practicable following the Expiration Date the purchase price of $29.12 per share (of which $1.39 reflects the amount of dividends on the Series L Preferred Stock that will be accrued as of the Expiration Date), as converted to and to be paid in ILS. To fund the maximum aggregate purchase price of the Tender Offer, we placed in escrow $78,545,000, which was primarily funded from borrowings under the revolving credit facility.

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

Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties (including, without limitation, (i) development of an existing surface parking lot at 3601 S Congress Avenue into approximately 42,000 square feet of additional office space, which development is expected to cost approximately $15,000,000, of which $4,200,000 was spent as of September 30, 2019, (ii) a repositioning of an existing office building at 4750 Wilshire Boulevard into vibrant, collaborative office space, which repositioning is expected to cost approximately $14,500,000, of which $300,000 was spent as of September 30, 2019, and (iii) renovations of the guest rooms, food and beverage amenities, public areas, meeting rooms and other amenities at the Sheraton Grand Hotel in Sacramento, California, which renovation is expected to cost approximately $26,000,000, of which $2,300,000 was spent as of September 30, 2019), capital expenditures, refinancing of indebtedness, SBA 7(a) loan originations, paying distributions on our Preferred Stock or any other preferred stock we may issue, repurchase and or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock) and distributions on our Common Stock. We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through one or more of the methods described in the immediately preceding paragraph. These sources of funding may not be available on attractive terms or at all. If we cannot obtain additional funding for our long-term liquidity needs, our assets may generate lower cash flows or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
Available Borrowings and Cash Balances
We have typically financed our capital needs through offerings of shares of Preferred Stock, long-term secured mortgages, unsecured term loan facilities, unsecured or secured short-term credit facilities, and cash flows from operations. As of September 30, 2019 and December 31, 2018, we had total indebtedness, exclusive of debt included in liabilities associated with assets held for sale, net, of $227,727,000 and $588,671,000, respectively. As of November 5, 2019, September 30, 2019 and December 31, 2018, $146,500,000, $68,500,000 and $130,000,000, respectively, was outstanding under our revolving credit facility and approximately $97,100,000, $175,100,000 and $91,000,000, respectively, was available for future borrowings.
Cash Flow Analysis
Our cash and cash equivalents and restricted cash, inclusive of cash and restricted cash associated with assets held for sale, net, totaled $26,107,000 and $78,198,000 at September 30, 2019 and December 31, 2018, respectively. Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the ADR of our hotel, the collectability of rent and recoveries from our tenants, and loan related activity. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities totaled $33,599,000 for the nine months ended September 30, 2019 compared to $49,801,000 for the nine months ended September 30, 2018. The decrease was primarily due to a decrease of $18,918,000 resulting from a higher level of working capital used compared to the prior period, a decrease of $11,692,000 in proceeds from the sale of guaranteed loans and a $6,906,000 decrease in net income adjusted for the gain on sale of real estate, depreciation and amortization expense, impairment of real estate, and loss on early extinguishment of debt, partially offset by a decrease of $19,424,000 in loans funded and an increase of $835,000 in principal collected on loans subject to secured borrowings.
Our cash flows from investing activities are primarily related to property acquisitions and sales, expenditures for development or repositioning of properties, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash provided by investing activities for the nine months ended September 30, 2019 was $920,501,000 compared to net cash used in investing activities of $126,892,000 in the corresponding period in 2018. The increase was primarily due to $941,032,000 of cash generated from the sale of real estate during the nine months ended September 30, 2019 compared to an outflow of $112,048,000 for the acquisition of real estate during the nine months ended September 30, 2018, and a $6,475,000 decrease in loans funded, partially offset by an increase of $9,807,000 in cash used to fund additions to investments in real estate, and a $2,585,000 decrease in principal collected on loans.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash used in financing activities for the nine months ended September 30, 2019 was $1,006,191,000 compared to cash provided by financing activities of $39,337,000 in the corresponding period in 2018. We had net debt payments inclusive of secured borrowings and SBA 7(a) loan-backed notes of the lending business, of $117,602,000 for the nine months ended September 30, 2019, compared with net debt borrowings of $34,091,000 for the nine months ended September 30, 2018. Additionally, for the nine months ended September 30, 2019, we had an outflow of $268,194,000 for investments in marketable securities in connection with the legal defeasance of certain mortgage loans and an outflow of $5,660,000 for prepayment penalties and other payments related to the early extinguishment of debt in connection with the Asset Sale. Dividends of $642,434,000 for the nine months ended September 30, 2019, which include an annual Series L dividend of $14,045,000 paid in January 2019, were sourced from cash provided by operating activities and cash on hand at the beginning of the period, as well as proceeds from the Asset Sale, while dividends of $19,400,000 for the nine months ended September 30, 2018 were sourced from cash provided by operating activities. Proceeds from the issuance of our Series A Preferred Units were $28,830,000 during the nine months ended September 30, 2019 compared to $27,046,000 in the corresponding period in 2018, while cash used for the payment of deferred stock offering costs totaled $497,000 for the nine months ended September 30, 2019, compared to $1,124,000 in the corresponding period in 2018.

Summarized Contractual Obligations, Commitments and Contingencies
The following summarizes our contractual obligations at September 30, 2019:

	Payments Due by Period
Contractual Obligations	Total	2019	2020 - 2021	2022 - 2023	Thereafter
	(in thousands)
Debt:
Mortgage payable	$97,100	$—	$—	$—	$97,100
Other (1) (2)	121,714	1,351	3,737	72,443	44,183
Secured borrowings (2)	13,288	128	1,086	1,208	10,866
Interest and fees:
Debt (3) (4)	70,469	2,548	20,023	16,163	31,735
Other Contractual Obligations:
Borrower advances	2,817	2,817	—	—	—
Loan commitments	14,452	14,452	—	—	—
Tenant improvements	8,827	5,495	158	3,174	—
Operating leases	170	64	106	—	—
Total contractual obligations	$328,837	$26,855	$25,110	$92,988	$183,884

(1)	Represents the junior subordinated notes, SBA 7(a) loan-backed notes, and revolving credit facility.

(2)
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

(3)
Excludes premiums and discounts. For the mortgage payable and junior subordinated notes, the interest expense is calculated based on the effective interest rate on the related debt. For our revolving credit facility, we use the balance outstanding and the applicable rates in effect at September 30, 2019 to calculate the unused commitment fees. For our secured borrowings related to our government guaranteed loans, we use the variable rate in effect at September 30, 2019.

(4)
As of November 5, 2019, additional borrowings totaling $78,000,000 had been drawn on our revolving credit facility. The impact of these additional borrowings on interest and fees would be a net increase of $7,325,000, based on the applicable rates in effect on such additional borrowings as of November 7, 2019.

Off-Balance Sheet Arrangements
At September 30, 2019, we did not have any off-balance sheet arrangements.
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

Cash dividends declared on our Series A Preferred Stock for the nine months ended September 30, 2019 consist of the following:

Declaration Date	Payment Date	Number of Shares	Cash Dividends Declared
			(in thousands)
August 8, 2019	October 15, 2019	4,091,980	$1,318
June 4, 2019	July 15, 2019	3,601,721	$1,150
February 20, 2019	April 15, 2019	3,149,924	$1,010
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
Accumulated cash dividends on our Series L Preferred Stock for the nine months ended September 30, 2019 are included in the numerator for purposes of calculating basic and diluted net income (loss) attributable to common stockholders per share and consist of the following:

Accumulation Period			Dividends
Start Date	End Date	Number of Shares	Accumulated
			(in thousands)
July 1, 2019	September 30, 2019	8,080,740	$3,152
April 1, 2019	June 30, 2019	8,080,740	$3,152
January 1, 2019	March 31, 2019	8,080,740	$3,152
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

Cash dividends per share of Common Stock declared during the nine months ended September 30, 2019 consist of the following:

Declaration Date	Payment Date	Type	Cash Dividend Per Common Share (1)
August 8, 2019	September 18, 2019	Regular Quarterly	$0.07500
August 8, 2019	August 30, 2019	Special Cash	$42.00000
June 4, 2019	June 27, 2019	Regular Quarterly	$0.37500
February 20, 2019	March 25, 2019	Regular Quarterly	$0.37500

(1)	Amounts have been adjusted to give retroactive effect to the Reverse Stock Split.
On August 30, 2019, in connection with the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, we paid the Special Dividend of $42.00 per share of Common Stock ($14.00 per share of Common Stock prior to the Reverse Stock Split), or $613,294,000 in the aggregate, to stockholders of record at the close of business on August 19, 2019. The Special Dividend was funded primarily by the net proceeds (after the repayment of debt) received from the sale of ten properties during 2019 and borrowings on our revolving credit facility.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using a rate of 3.44% at September 30, 2019, and rates ranging from 4.62% to 4.64% at December 31, 2018. Mortgages payable, exclusive of debt included in liabilities associated with assets held for sale, net, with book values of $96,919,000 and $386,923,000 as of September 30, 2019 and December 31, 2018, respectively, have fair values of approximately $101,258,000 and $377,364,000, respectively.
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. At September 30, 2019 and December 31, 2018 (excluding premiums, discounts, and deferred loan costs, including debt included in liabilities associated with assets held for sale, net, and before the impact of interest rate swaps, as applicable), $97,100,000 (or 41.8%) and $416,300,000 (or 66.8%) of our debt, respectively, was fixed rate mortgage loans, and $135,002,000 (or 58.2%) and $206,604,000 (or 33.2%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding at September 30, 2019 and December 31, 2018, and before the impact of interest rate swaps, as applicable, a 12.5 basis point change in LIBOR would result in an annual impact to our earnings of approximately $169,000 and $258,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt or the impact of interest rate swaps, as applicable.
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

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of September 30, 2019, our Principal Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and include controls and procedures designed to ensure the information required to be disclosed by the Company in such reports is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Amended and Restated Dealer Manager Agreement by and between CIM Commercial Trust Corporation and CCO Capital, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-11 filed with the SEC on October 2, 2019).

*10.2	Amendment to Warrant Agreement, dated November 7, 2019, between CIM Commercial Trust Corporation and American Stock Transfer & Trust Company, LLC.
*31.1	Section 302 Officer Certification—Chief Executive Officer.
*31.2	Section 302 Officer Certification—Chief Financial Officer.
*32.1	Section 906 Officer Certification—Chief Executive Officer.
*32.2	Section 906 Officer Certification—Chief Financial Officer.
*101	Interactive data files pursuant to Rule 405 of Regulation S-T.
_______________________________________________________________________________
* Filed herewith.

Exhibit Index

Exhibit Number	Exhibit Description
10.1
Amended and Restated Dealer Manager Agreement by and between CIM Commercial Trust Corporation and CCO Capital, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-11 filed with the SEC on October 2, 2019).

*10.2	Amendment to Warrant Agreement, dated November 7, 2019, between CIM Commercial Trust Corporation and American Stock Transfer & Trust Company, LLC.
*31.1	Section 302 Officer Certification—Chief Executive Officer.
*31.2	Section 302 Officer Certification—Chief Financial Officer.
*32.1	Section 906 Officer Certification—Chief Executive Officer.
*32.2	Section 906 Officer Certification—Chief Financial Officer.
*101	Interactive data files pursuant to Rule 405 of Regulation S-T.
_______________________________________________________________________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIM COMMERCIAL TRUST CORPORATION
Dated: November 8, 2019	By:	/s/ DAVID THOMPSON David Thompson Chief Executive Officer

Dated: November 8, 2019	By:	/s/ NATHAN D. DEBACKER Nathan D. DeBacker Chief Financial Officer