Form 10-K
period 2019-12-31
CIM Commercial Trust Corp
filed 2020-03-16
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐   No ☒
As of June 30, 2019, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on the Nasdaq Global Market as of the close of business on June 30, 2019, was approximately $81.4 million. The registrant does not have any nonvoting common equities.
As of March 12, 2020, the registrant had outstanding 14,602,149 shares of common stock, par value $0.001 per share.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference specified portions of CIM Commercial Trust Corporation’s Proxy Statement for its 2020 Annual Meeting of Stockholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than April 29, 2020.

CIM COMMERCIAL TRUST CORPORATION
2019 ANNUAL REPORT ON FORM 10-K

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

Important Note

On September 3, 2019, we effected a 1-for-3 reverse stock split (the “Reverse Stock Split”) on our common stock, par value $0.001 per share (“Common Stock”). Unless otherwise specified, all Common Stock and per share of Common Stock amounts set forth in this Annual Report on Form 10-K have been adjusted to give retroactive effect to the Reverse Stock Split.

PART I

Item 1.  Business

Business Overview

The principal business of CIM Commercial Trust Corporation and its subsidiaries (which may be referred to in this Annual Report on Form 10-K as "we," "us," "our," "our company", "CIM Commercial" or the "Company") is to acquire, own, and operate Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States (including improving and developing such assets). These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, positive population trends and a propensity for growth. We believe that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of real estate assets in the area. We believe that these assets will provide greater returns than similar assets in other markets as a result of the population growth, public commitment, and significant private investment that characterize these areas.

We are operated by affiliates of CIM Group, L.P. ("CIM Group" or "CIM"). CIM Group is a vertically-integrated owner and operator of real assets with multi-disciplinary expertise and in-house research, acquisition, credit analysis, development, finance, leasing, and onsite property management capabilities. CIM Group is headquartered in Los Angeles, California and has offices in Chicago, Illinois; Dallas, Texas; New York, New York; Orlando, Florida; Phoenix, Arizona; the San Francisco Bay Area; the Washington D.C. Metro Area; and Tokyo, Japan. See the sections "Overview and History of CIM Group", "CIM Urban Partnership Agreement" and "Investment Management Agreement" in "Item 1—Business" of this Annual Report on Form 10-K.

We seek to utilize the CIM Group platform to acquire, improve and or develop real estate assets within CIM Group’s qualified communities (“Qualified Communities”). We believe that these assets will provide greater returns than similar assets in other markets, as a result of the population growth, public commitment, and significant private investment that characterize these areas. Over time, we seek to expand our real estate assets in communities targeted by CIM Group, supported by CIM Group’s broad real estate capabilities, as part of our plan to prudently grow net asset value ("NAV") and cash flow per share of Common Stock.

We primarily acquire Class A and creative office assets located in areas that CIM Group has targeted. These areas include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, positive population trends and a propensity for growth. CIM Group believes that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of real estate assets in the area. CIM Group targets acquisitions of diverse types of real estate assets, including retail, residential, office, parking, hotel, signage and mixed-use through CIM Group’s extensive network and its current opportunistic activities.

Our reportable segments consist of two types of commercial real estate properties, namely office and hotel, as well as a segment for our lending business, which primarily originates loans to small businesses. As of December 31, 2019, our real estate portfolio consisted of 11 assets, all of which were fee-simple properties. As of December 31, 2019, our 9 office properties (including one development site, which is being used as a parking lot), totaling approximately 1.3 million rentable square feet, were 86.7% occupied and our one hotel with an ancillary parking garage, which has a total of 503 rooms, had revenue per available room ("RevPAR") of $127.09 for the year ended December 31, 2019. For the year ended December 31, 2019, our office portfolio contributed approximately 63.6% of revenue from our segments, while our hotel contributed approximately 28.4%, and our lending segment contributed approximately 8.0%.

Our office and hotel assets are located in five U.S. markets. The breakdown by segment, market and submarket, as of December 31, 2019, is as follows:

Overview of our Real Estate Portfolio as of December 31, 2019

			Office
			and Retail
			Rentable
			Square	Hotel
Property	Market	Sub-Market	Feet	Rooms
Office
1 Kaiser Plaza	Oakland, CA	Lake Merritt	540,175	—
11620 Wilshire Boulevard	Los Angeles, CA	West Los Angeles	195,357	—
3601 S Congress Avenue (1)	Austin, TX	South	183,885	—
4750 Wilshire Boulevard	Los Angeles, CA	Mid-Wilshire	141,310	—
9460 Wilshire Boulevard	Los Angeles, CA	Beverly Hills	97,037	—
11600 Wilshire Boulevard	Los Angeles, CA	West Los Angeles	56,697	—
Lindblade Media Center (2)	Los Angeles, CA	West Los Angeles	32,428	—
1130 Howard Street	San Francisco, CA	South of Market	21,194	—
Total Office (8 Properties)			1,268,083	—

Other Ancillary Properties within Office Portfolio (1 Property)
2 Kaiser Plaza Parking Lot (3)	Oakland, CA	Lake Merritt	—	—

Total Office including Other Ancillary (9 Properties)			1,268,083	—

Hotel Portfolio (1 Property)
Sheraton Grand Hotel	Sacramento, CA	Downtown/Midtown	—	503

Other Ancillary Properties within Hotel Portfolio (1 Property)
Sheraton Grand Hotel Parking Garage & Retail (4)	Sacramento, CA	Downtown/Midtown	9,453	—

Total Portfolio (11 Properties)			1,277,536	503

(1)
3601 S Congress Avenue consists of ten buildings. The Company expects to complete the development of an existing surface parking lot into approximately 42,000 square feet of additional rentable office space by mid-2020.

(2)	Lindblade Media Center consists of three buildings.

(3)
2 Kaiser Plaza Parking Lot is a 44,642 square foot parcel of land currently being used as a surface parking lot. We are entitled to develop a building, which we are in the process of designing, having between 425,000 and 800,000 rentable square feet.

(4)	The site of the Sheraton Grand Hotel Parking Garage & Retail is being evaluated for potential redevelopment.

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

•
Return of Capital to Holders of Common Stock. On August 30, 2019, we paid a special dividend of $42.00 per share of Common Stock ($14.00 per share of Common Stock prior to the Reverse Stock Split) (the "Special Dividend"), or $613,294,000 in the aggregate, to stockholders of record of our Common Stock at the close of business on August 19, 2019.

•
CIM REIT Liquidation.  In connection with its liquidation process, CIM Urban REIT, LLC, the former indirect principal stockholder of the Company ("CIM REIT"), (i) distributed during the year ended December 31, 2019 approximately 10,624,000 shares of our Common Stock formerly indirectly held by CIM REIT, representing approximately 72.8% of the outstanding shares of our Common Stock, to a diverse group of institutional investors that were former members of CIM REIT and (ii) sold, in October 2019, 2,468,390 shares of our Common Stock formerly indirectly held by CIM REIT, representing approximately 16.9% of the outstanding shares of our Common Stock, for $19.1685 per share to an affiliate of CIM Group in a private transaction. As of March 12, 2020, CIM Group, its affiliates, and our officers and directors have an aggregate economic interest in approximately 19.6% of the outstanding shares of our Common Stock.

On October 22, 2019, the Company commenced a tender offer (the "Tender Offer") for the purchase of up to 2,693,580 shares of Series L preferred stock, par value $0.001 per share ("Series L Preferred Stock"), representing one-third of the then-outstanding shares of Series L Preferred Stock. The Tender Offer was oversubscribed, and pursuant to the terms of the Tender Offer, shares of Series L Preferred Stock were accepted for purchase on a pro rata basis. We repurchased 2,693,580 shares of Series L Preferred Stock at a purchase price of $29.12 per share (of which $1.39, or $3,744,000 in the aggregate, reflects the amount of accrued and unpaid dividends on the Series L Preferred Stock as of November 20, 2019), as converted to and paid in Israeli New Shekels ("ILS"). The total cost to repurchase the tendered shares, including professional fees to complete the Tender Offer of $462,000 but excluding the dividends accrued in respect of such shares, was $75,155,000, which was primarily funded from borrowings under the revolving credit facility. We recognized $5,873,000 of redeemable preferred stock redemptions in our consolidated statement of operations for the year ended December 31, 2019 in connection with the Tender Offer. The shares of Series L Preferred Stock accepted for payment by the Company were restored to the status of authorized but unissued shares of preferred stock without designation as to class or series.

Business Objectives and Growth Strategies

Our strategy is principally focused on the acquisition of Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States (including improving and developing such assets) in a manner that will prudently grow our NAV and cash flow per share of Common Stock. We primarily acquire Class A and creative office assets located in areas that CIM Group has targeted. These areas include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, positive population trends and a propensity for growth. CIM Group believes that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of real estate assets in the area. CIM Group targets acquisitions of diverse types of real estate assets, including retail, residential, office, parking, hotel, signage and mixed-use through CIM Group’s extensive network and its current opportunistic activities.

We seek to utilize the CIM Group platform to acquire, improve and or develop real estate assets within CIM Group’s Qualified Communities. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the population growth, public commitment, and significant private investment that characterize these areas. Over time, we seek to expand our real estate assets in communities targeted by CIM Group, supported by CIM Group’s broad real estate capabilities, as part of our plan to prudently grow NAV and cash flow per share of Common Stock.

CIM Group seeks to maximize the value of its holdings through active onsite property management and leasing. CIM Group has extensive in-house research, acquisition, credit analysis, development, finance, leasing and onsite property management capabilities, which leverage its deep understanding of metropolitan communities to position properties for multiple uses and to maximize operating income. As a vertically-integrated owner and operator, CIM Group has in-house onsite property management and leasing capabilities. Property managers prepare annual capital and operating budgets and monthly operating reports, monitor results and oversee vendor services, maintenance and capital improvement schedules. In addition, they ensure that revenue objectives are met, lease terms are followed, receivables are collected, preventative maintenance programs are implemented, vendors are evaluated and expenses are controlled. In addition, CIM Group's real assets management committee (the "Real Assets Management Committee") reviews and approves strategic plans for each asset, including financial, leasing, marketing, property positioning and disposition plans. The Real Assets Management Committee reviews and approves the annual business plan for each property, including its capital and operating budget. CIM Group's organizational structure provides for continuity through multi-disciplinary teams responsible for an asset from the time of the original investment recommendation, through the implementation of the asset's business plan, and any disposition activities.

CIM Group's Investments and Development teams are separate groups that work very closely together on transactions requiring development expertise. While the Investments team is responsible for acquisition analysis, both the Investments and Development teams perform due diligence, evaluate and determine underwriting assumptions and participate in the development management and ongoing asset management of CIM Group’s opportunistic assets. The Development team is also responsible for the oversight and or execution of securing entitlements and the development/repositioning process. In instances where CIM Group is not the lead developer, CIM Group's in-house Development team continues to provide development and construction oversight to co-sponsors through a shadow team that oversees the progress of the development from beginning to end to ensure adherence to the budgets, schedules, quality and scope of the project in order to maintain CIM Group’s vision for the final product. The Investments and Development teams interact as a cohesive team when sourcing, underwriting, acquiring, executing and managing the business plan of an opportunistic acquisition.

Competitive Advantages

We believe that CIM Group’s experienced team and vertically-integrated and multi-disciplinary organization, coupled with its community-focused and disciplined real estate approach, results in a beneficial competitive advantage. Additionally, CIM Group’s community-focused strategy is complemented by a number of other competitive advantages including CIM Group's prudent use of leverage, underwriting approach, disciplined capital deployment, and strong network of relationships. CIM Group’s competitive advantages include:

·                  Vertically-Integrated Organization and Team

CIM Group is managed by its senior management team, which is composed of its three founders, Shaul Kuba, Richard Ressler and Avraham Shemesh, and includes 11 other principals. CIM Group is vertically-integrated and organized into 13 functional groups including Compliance; Operations; Human Resources; Legal; Finance & Capital Markets; Onsite Property Management; Real Estate Services; Hospitality Services; Development; Investments; Portfolio Oversight; Partner & Co-Investor Relations; and Marketing & Communications.

To support CIM Group’s organic growth and related platforms, CIM Group has invested substantial time and resources in building a strong and integrated team of approximately 600 experienced professionals. Each of CIM Group’s teams is managed by seasoned professionals and CIM Group continues to expand and develop its management team, to include the next generation of CIM Group’s leaders. In addition to developing a core team of principals and senior level management, CIM Group has proactively managed its growth through career development and mentoring at both the mid and junior staffing levels, and has hired ahead of its needs, thus ensuring appropriate management and staffing.

CIM Group leverages the deep operating and industry experience of its principals and professionals, as well as their extensive relationships, to source and execute opportunistic, core, and infrastructure acquisitions. Each opportunity is overseen by a dedicated Investment team including an oversight principal (one of Richard Ressler, Avraham Shemesh, Shaul Kuba, Charles E. Garner II (our former Chief Executive Officer), Jennifer Gandin, David Thompson, John Bruno and Jason Schreiber), a team lead (vice president level and above), associate vice presidents and associates, who are responsible for managing the asset from sourcing, underwriting, acquisition, development (if required), onsite property management, and disposition. As part of this process, the team draws upon CIM Group’s extensive in-house expertise in legal, finance, development, leasing, and onsite property management. Each dedicated Investment team is purposefully staffed with professionals from multiple CIM Group offices, regardless of the location of the asset being evaluated. As a result, all investment professionals work across a variety of Qualified Communities and CIM Group’s knowledge base is shared across its offices.

·                  Community Qualification

Since inception, CIM Group’s proven community qualification process has served as the foundation for its investing strategy. CIM Group targets high barrier to entry markets and submarkets with high population density and applies rigorous research to designate the market as a CIM Group Qualified Community for potential acquisitions. Since 1994, CIM Group has identified 135 Qualified Communities and has deployed capital in 75 of them. As part of the community qualification process, CIM Group examines the characteristics of a market to determine whether the district possesses certain characteristics prior to the extensive efforts CIM Group's investment professionals undertake when reviewing potential acquisitions. Qualified Communities generally fall into one of two categories: (i) transitional metropolitan districts that have dedicated resources to become vibrant metropolitan communities and (ii) well-established, thriving metropolitan areas (typically major central business districts).

Once a community is qualified, CIM Group believes it continues to differentiate itself through the following business principles: (i) product non-specific— CIM Group has extensive experience owning and operating a diverse range of property types, including retail, residential, office, parking, hotel, signage and mixed-use, which gives CIM Group the ability to effectively execute and capitalize on its strategy; (ii) community-based tenanting— CIM Group’s strategy focuses on the entire community and the best use of assets in that community; owning a significant number of key properties in an area better enables CIM Group to meet the co-tenancy needs of national retailers and office tenants and thus optimize the value of these real estate properties; (iii) local market leadership with North American footprint— CIM Group maintains local market knowledge and relationships, along with a diversified North American presence, through its 135 Qualified Communities (thus, CIM Group has the flexibility to deploy capital in its Qualified Communities only when the market environment meets CIM Group’s underwriting standards); and (iv) deploying capital across the capital stack— CIM Group has extensive experience structuring transactions across the capital stack including equity, preferred equity, debt and mezzanine positions, giving it the flexibility to structure transactions in efficient and creative ways.

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

Strategy

Our strategy is principally focused on the acquisition of Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States (including improving and developing such assets) in a manner that will prudently grow our NAV and cash flow per share of Common Stock.
Our strategy is centered around CIM Group's community qualification process. We believe this strategy provides us with a significant competitive advantage when making real estate acquisitions. The qualification process generally takes between six months and five years and is a critical component of CIM Group's evaluation. As part of the community qualification process, CIM Group examines the characteristics of a market to determine whether the district possesses certain characteristics prior to the extensive efforts CIM Group's investment professionals undertake when reviewing potential acquisitions in its Qualified Communities. Qualified Communities generally fall into one of two categories: (i) transitional metropolitan districts that have dedicated resources to become vibrant metropolitan communities and (ii) well-established, thriving metropolitan areas (typically major central business districts). Qualified Communities are distinct districts which have dedicated resources to become or are currently vibrant communities where people can live, work, shop and be entertained, all within walking distance or close proximity to public transportation. These areas also generally have high barriers to entry, high population density, positive population trends and support for investment. CIM Group believes that a vast majority of the risks associated with acquiring real estate are mitigated by accumulating local market knowledge of the community where the asset is located. CIM Group typically spends significant time and resources qualifying targeted communities prior to making any acquisitions. Since 1994, CIM Group has identified 135 Qualified Communities and has deployed capital in 75 of them. Although we may not deploy capital exclusively in Qualified Communities, it is expected that most of our assets will be identified through this systematic process.
CIM Group seeks to maximize the value of its holdings through active onsite property management and leasing. CIM Group has extensive in-house research, acquisition, credit analysis, development, finance, leasing and onsite property management capabilities, which leverage its deep understanding of metropolitan communities to position properties for multiple uses and to maximize operating income. As a vertically-integrated owner and operator, CIM Group has in-house onsite property management and leasing capabilities. Property managers prepare annual capital and operating budgets and monthly operating reports, monitor results, and oversee vendor services, maintenance and capital improvement schedules. In addition, they ensure that revenue objectives are met, lease terms are followed, receivables are collected, preventative maintenance programs are implemented, vendors are evaluated and expenses are controlled. In addition, CIM Group's Real Assets Management Committee reviews and approves strategic plans for each asset, including financial, leasing, marketing, property positioning and disposition plans. The Real Assets Management Committee reviews and approves the annual business plan for each property, including its capital and operating budget. CIM Group's organizational structure provides for continuity through multi-disciplinary teams responsible for an asset from the time of the original investment recommendation, through the implementation of the asset's business plan, and any disposition activities.

CIM Group's Investments and Development teams are separate groups that work very closely together on transactions requiring development expertise. While the Investments team is responsible for acquisition analysis, both the Investments and Development teams perform due diligence, evaluate and determine underwriting assumptions, and participate in the development management and ongoing asset management of CIM Group’s opportunistic assets. The Development team is also responsible for the oversight and or execution of securing entitlements and the development/repositioning process. In instances where CIM Group is not the lead developer, CIM Group's in-house Development team continues to provide development and construction oversight to co-sponsors through a shadow team that oversees the progress of the development from beginning to end to ensure adherence to the budgets, schedules, quality and scope of the project in order to maintain CIM Group’s vision for the final product. The Investments and Development teams interact as a cohesive team when sourcing, underwriting, acquiring, executing and managing the business plan of an opportunistic acquisition.

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

2019 Acquisitions

There were no acquisitions during the year ended December 31, 2019.

2019 Dispositions

The following is a schedule of our dispositions during the year ended December 31, 2019. We sold 100% fee-simple interests in the following properties to unrelated third-parties. Transaction costs related to these sales were expensed as incurred.

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

(2)
The "Union Square Properties" consist of 899 North Capitol Street, 901 North Capitol Street and 999 North Capitol Street. Prior to the sale, we determined that the book values of such properties exceeded their estimated fair values and recognized an impairment charge of $69,000,000 for the year ended December 31, 2019. Our determination of the fair values of these properties was based on negotiations with the third-party buyer and the contract sales price. The gain on sale includes $113,000 of extinguishment of noncontrolling interests as a result of the sale.

Financing Strategy

We currently have substantial borrowing capacity, and may finance our future activities through one or more of the following methods: (i) offerings of shares of Common Stock, preferred stock, senior unsecured securities, and or other equity and debt securities; (ii) credit facilities and term loans; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (iv) the sale of existing assets; and or (v) cash flows from operations. During the prior three years, we have not paid for property or services using shares of our Common Stock in lieu of cash, but may engage in such transactions in the future. We expect to employ indebtedness levels that are comparable to those of other commercial real estate investment trusts ("REITs") engaged in business strategies similar to our own.

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

Americans with Disabilities Act of 1990

Under the Americans with Disabilities Act of 1990, as amended (the "ADA"), all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that our properties, to the extent such properties are "public accommodations" as defined under the ADA, substantially comply with present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of our properties or future properties are not in compliance with the ADA, we may be required to take remedial action which would require us to incur additional costs to bring the property into compliance. We cannot predict the ultimate amount, if any, of the cost of compliance with the ADA or the cost of any damages or attorney's fees to private litigants or any fines imposed by the federal government in respect of any failure to comply with the ADA.

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

Overview and History of CIM Group

CIM Group was founded in 1994 by Shaul Kuba, Richard Ressler and Avraham Shemesh and has approximately $29.1 billion of assets owned and operated across its vehicles as of December 31, 2019.1 CIM Group's successful track record is anchored by CIM Group's community-oriented approach to acquisitions as well as a number of other competitive advantages including its prudent use of leverage, underwriting approach, disciplined capital deployment, vertically-integrated capabilities and strong network of relationships.

CIM Group is headquartered in Los Angeles, California and has offices in Chicago, Illinois; Dallas, Texas; New York, New York; Orlando, Florida; Phoenix, Arizona; the San Francisco Bay Area; the Washington D.C. Metro Area; and Tokyo, Japan. CIM Group has generated strong risk-adjusted returns across multiple market cycles by focusing on improved asset and community performance, and capitalizing on market inefficiencies and distressed situations.

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

1 Assets owned and operated (“AOO”) represents the aggregate assets owned and operated by CIM Group on behalf of partners (including where CIM Group contributes alongside for its own account) and co-investors, whether or not CIM Group has discretion, in each case without duplication. AOO includes total gross assets at fair value, with real assets presented at Book Value (as defined below) and operating companies presented at gross assets less debt, as of December 31, 2019 (the “Report Date”) (including the shares of such assets owned by joint venture partners and co-investments), plus binding unfunded commitments. The “Book Value” for each investment generally represents the investment’s book value as reflected in the applicable fund’s unaudited financial statements as of the Report Date prepared in accordance with U.S. generally accepted accounting principles on a fair value basis. These book values generally represent the asset’s third-party appraised value as of the Report Date, but in the case of CIM Group’s Cole Net-Lease Asset strategy, book values generally represent undepreciated cost (as reflected in SEC-filed financial statements). The only investment held by CIM Urban REIT, LLC (“CIM REIT”), as of the Report Date consisted of shares of Common Stock, and the Book Value of CIM REIT was determined by assuming the underlying assets of the Company were liquidated based upon the third-party appraised value. The AOO of CIM Group also includes the $0.3 billion of AOO attributable to CIM Compass Latin America (CCLA), which is 50% owned and jointly operated by CIM Group. The AOO of CMMT Partners, L.P. (which represents assets under management), a perpetual-life real estate debt fund, is $1.0 billion as of the Report Date. Equity Owned and Operated (“EOO”) representing the Net Asset Value (as defined below) before incentive fee allocation, plus binding unfunded commitments, is $17.5 billion as of the Report Date, inclusive of $0.3 billion of EOO attributable to CCLA (as described above) and $0.9 billion of EOO for CMMT (which represents equity under management). Net Asset Value represents the distributable amount based on a “hypothetical liquidation” assuming that on the date of determination that: (i) investments are sold at their Book Values; (ii) debts are paid and other assets are collected; and (iii) appropriate adjustments and or allocations between equity partners are made in accordance with applicable documents, as determined in accordance with applicable accounting guidance.

•
Local Market Leadership with North American Footprint:  CIM Group maintains local market knowledge and relationships, along with a diversified North American presence, through its 135 Qualified Communities. Thus, CIM Group has the flexibility to deploy capital in its Qualified Communities only when the market environment meets CIM Group's underwriting standards. CIM Group does not need to acquire assets in a given community or product type at a specific time due to its broad proprietary pipeline of communities.

•
Deploying Capital Across the Capital Stack:  CIM Group has extensive experience structuring transactions across the capital stack including equity, preferred equity, debt and mezzanine positions, giving it the flexibility to structure transactions in efficient and creative ways.

CIM Urban Partnership Agreement

Our subsidiary, CIM Urban Partners, L.P. ("CIM Urban"), is governed by CIM Urban's partnership agreement (as amended and restated, the "CIM Urban Partnership Agreement"). The general partner of CIM Urban, Urban Partners GP, LLC ("CIM Urban GP"), is an affiliate of CIM Group and has the full, exclusive and complete right, power, authority, discretion and responsibility vested in or assumed by a general partner of a limited partnership under the Delaware Revised Uniform Limited Partnership Act and as otherwise provided by law and is vested with the full, exclusive and complete right, power and discretion to operate, manage and control the affairs of CIM Urban, subject to the terms of the CIM Urban Partnership Agreement.

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

Investment Management Agreement

In December 2015, CIM Urban and CIM Capital, LLC (formerly CIM Investment Advisors, LLC), an affiliate of CIM REIT and CIM Group ("CIM Capital"), entered into an investment management agreement, pursuant to which CIM Urban engaged CIM Capital to provide certain services to CIM Urban (the “Investment Management Agreement”). On January 1, 2019, CIM Capital assigned its duties under the Investment Management Agreement to its four wholly-owned subsidiaries: CIM Capital Securities Management, LLC, a securities manager, CIM Capital RE Debt Management, LLC, a debt manager, CIM Capital Controlled Company Management, LLC, a controlled company manager, and CIM Capital Real Property Management, LLC, a real property manager. The "Operator" refers to CIM Investment Advisors, LLC from December 10, 2015 to December 31, 2018 and to CIM Capital and its four wholly-owned subsidiaries on and after January 1, 2019.

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

For the years ended December 31, 2019, 2018 and 2017, the Operator earned asset management fees of $12,019,000, $17,880,000 and $22,229,000, respectively.

For the first and second quarters of 2020, the Company will, subject to applicable laws and regulations under Nasdaq and the Tel Aviv Stock Exchange (the "TASE") and the agreement of the Operator and or the Administrator (as defined below), as the case may be, seek to pay some or all of the asset management fees, fees for Base Services (as defined below) and or reimbursements under the Master Services Agreement (as defined below) in respect of such quarter in shares of Common Stock. The Company may seek to do so for the third and fourth quarters of 2020 as well (subject to the agreement of the Operator and or the Administrator, as the case may be, and the approval of a special committee consisting of the independent members of the Board of Directors).

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

Master Services Agreement

On March 11, 2014, CIM Commercial and its subsidiaries entered into a master services agreement (the "Master Services Agreement") with CIM Service Provider, LLC (the "Administrator"), an affiliate of CIM Group, pursuant to which the Administrator has agreed to provide, or arrange for other service providers to provide, management and administration services (the "Base Services") to CIM Commercial and its subsidiaries. Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the administrator of CIM Urban GP ("Urban GP Administrator"). Under the Master Services Agreement, CIM Commercial pays a base service fee (the "Base Service Fee") to the Administrator initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. For the years ended December 31, 2019, 2018 and 2017, the Administrator earned a Base Service Fee of $1,102,000, $1,079,000 and $1,060,000, respectively. In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered by the Base Service Fee. During the years ended December 31, 2019, 2018 and 2017, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, and from and after September 2018, operational and on-going support in connection with our registered public offering of units ("Series A Preferred Units"), where each Series A Preferred Unit consisted of one share of Series A preferred stock, par value $0.001 per share (the "Series A Preferred Stock"), and one warrant to purchase 0.25 shares of Common Stock, subject to adjustment upon the occurrence of certain events specified in the related warrant agreement ("Series A Preferred Warrants"). The Administrator's compensation is based on the salaries and benefits of the employees of the Administrator and or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). For the years ended December 31, 2019, 2018 and 2017, we expensed $2,577,000, $2,783,000 and $3,065,000, respectively, for such services which are included in asset management and other fees to related parties.

Other Services

CIM Management, Inc. and certain of its affiliates (collectively, the "CIM Management Entities"), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $2,562,000, $4,365,000 and $5,034,000 for the years ended December 31, 2019, 2018 and 2017, respectively.  CIM Urban also reimbursed the CIM Management Entities $5,852,000, $6,065,000 and $8,465,000 during the years ended December 31, 2019, 2018 and 2017, respectively, for onsite management costs incurred on behalf of CIM Urban, which is included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $658,000, $1,548,000 and $982,000 for the years ended December 31, 2019, 2018, and 2017, respectively, which were capitalized to deferred charges.  In addition, the CIM Management Entities earned construction management fees of $525,000, $580,000 and $1,654,000 for the years ended December 31, 2019, 2018 and 2017, respectively, which were capitalized to investments in real estate.

On January 1, 2015, we entered into a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC ("CIM SBA"), an affiliate of CIM Group, and our subsidiary, PMC Commercial Lending, LLC. The agreement provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing such personnel and resources. For the years ended December 31, 2019, 2018, and 2017, we incurred expenses related to services subject to reimbursement by us under this agreement of $2,382,000, $2,445,000, and $3,464,000, respectively, which are included in asset management and other fees to related parties for lending segment costs, and $223,000, $264,000, and $433,000, respectively, for corporate services, which are included in asset management and other fees to related parties. In addition, for the years ended December 31, 2019, 2018 and 2017, we deferred personnel costs of $112,000, $330,000 and $429,000, respectively, associated with services provided for originating loans.

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

On May 31, 2019, the Company, IAA and CCO Capital entered into an Amendment, Assignment and Assumption Agreement (the “Assignment Agreement”), pursuant to which CCO Capital assumed all of the rights and obligations of IAA under the dealer manager agreement, dated as of June 28, 2016, as amended, by and between the Company and IAA. As a result of the Assignment Agreement, CCO Capital became the exclusive dealer manager for the Company’s public offering of the Series A Preferred Units effective as of May 31, 2019. In connection with the execution of the Assignment Agreement, the Company terminated the Wholesaling Agreement effective as of May 31, 2019. The Company’s offering of the Series A Preferred Units ended at the end of January 2020. On January 28, 2020, the Company entered into the Second Amended and Restated Dealer Manager Agreement, pursuant to which CCO Capital acts as the exclusive dealer manager for the Company’s public offering of Series A Preferred Stock and Series D preferred stock, $0.001 per share ("Series D Preferred Stock"). In connection with such agreement, the Wholesaling Agreement and the Assignment Agreement were terminated.

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

During 2019, 2018 and 2017, we funded an aggregate of $39,592,000, $74,234,000 and $76,316,000, respectively, of loans in our lending business and received principal payments (including prepayments) of $13,886,000, $16,468,000 and $17,557,000, respectively.

In addition to our retained SBA 7(a) portfolio described above, we service $179,193,000 of aggregate principal balance remaining on secondary market loan sales.

Seasonality

Our revenues and expenses for our hotel property are subject to seasonality during the year. Generally, our hotel revenues are greater in the first and second quarters than the third and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenues, segment net operating income, net income and cash provided by operating activities. Additionally, our operating results will be adversely affected by our ongoing renovations of the guest rooms, food and beverage amenities, public areas, meeting rooms and other amenities at the hotel during 2020, as well as the temporary closure of the nearby Sacramento Convention Center until its expected reopening in November 2020. In addition, the hotel industry is cyclical and demand generally follows, on a lagged basis, key macroeconomic factors.

Tenants accounting for over 10% of revenues

Rental and other property income from Kaiser Foundation Health Plan, Incorporated ("Kaiser"), which occupied space in two of our Oakland, California properties, accounted for approximately 10.8%, 9.7% and 8.0% of total revenues for the years ended December 31, 2019, 2018 and 2017, respectively, and approximately 17.3%, 12.9% and 10.8% of our office segment revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

Rental and other property income from the U.S. General Services Administration and other government agencies (collectively, "Governmental Tenants"), which primarily occupied space in our properties located in Washington, D.C., accounted for approximately 10.6%, 18.4% and 21.6% of total revenues for the years ended December 31, 2019, 2018 and 2017, respectively, and approximately 17.1%, 24.6% and 29.4% of our office segment revenues for the years ended December 31, 2019, 2018 and 2017, respectively. However, due to the Asset Sale, we do not expect such tenant revenue concentration to exceed 10% for the year ending December 31, 2020.

Employees

As of December 31, 2019, we had five employees.

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

We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, the Operator and the Administrator, including our principal executive officer and senior financial officer, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. The code of ethics, which we call our Code of Business Conduct and Ethics, is available on our corporate website, www.cimcommercial.com, in the section entitled “Shareholders—Corporate Overview—Corporate Governance.” In the event that we make changes in, or provide waivers from, the provisions of such code of ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate website in such section. In the Corporate Governance section of our corporate website, we have also posted our Audit Committee Charter, as well as our Governance Principles.

Item 1A.  Risk Factors

The following information should be read in conjunction with Part II, "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes in Part II, "Item 8-Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. A wide range of factors could materially affect our future developments and performance. In addition to the factors described elsewhere in this report, management has identified the following important factors that could cause actual results to differ materially from those reflected in forward-looking statements or from our historical results. These factors, which are not all-inclusive, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations, to maintain our level of distributions on our Common Stock, Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock (collectively with the Series A Preferred Stock and Series D Preferred Stock, the "Preferred Stock"). This discussion of risk factors includes many forward-looking statements. For cautions about relying on forward-looking statements, please refer to the section entitled "Forward-Looking Statements" immediately prior to "Item 1—Business" of this Annual Report on Form 10-K.

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

To the extent that cash flow from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, and may in the future pay, some or all of our distributions from sources other than cash flow from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities. We have no limits on the amounts we may use to pay distributions from sources other than cash flow from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for acquisitions and operations or cause us to incur additional interest expense as a result of borrowed funds. This may negatively impact the market price of our Common Stock.

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

Our business operations in California and Texas are susceptible to, and could be significantly affected by, adverse weather conditions and natural disasters such as earthquakes, tsunamis, hurricanes, wind, blizzards, floods, landslides, drought and fires. These adverse weather conditions and natural disasters could cause significant damage to the properties in our portfolio, the risk of which is enhanced by the concentration of our properties, by aggregate net operating income and square feet, in California. Our insurance may not be adequate to cover business interruption or losses resulting from adverse weather or natural disasters. We carry earthquake insurance on our properties in California in an amount and with deductibles and limitations that we deem to be appropriate.  However, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes in California. Furthermore, we may not carry insurance for certain losses, such as those caused by war or certain environmental conditions, such as mold or asbestos.

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

An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that we believe require remediation. If we discover such weaknesses, we will make efforts to improve our internal controls in a timely manner. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock, or cause us to not meet our reporting obligations, which could affect our ability to maintain our listings of Common Stock and Series L Preferred Stock on Nasdaq and the TASE. Ineffective internal controls could also cause holders of our securities to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

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

Pursuant to the Master Services Agreement, we agreed to appoint an affiliate of CIM Group as the manager of the general partner of CIM Urban. While currently that designated entity, Urban GP Administrator, is an affiliate of CIM Group, there can be no assurances that a different entity would not be appointed the manager of the general partner of CIM Urban in the future. Moreover, we may only remove the Urban GP Administrator as the manager of CIM Urban GP for "cause" (as defined in the Master Services Agreement). Removal for "cause" also requires the approval of the holders of at least 66 2/3% of our outstanding shares of Common Stock. Upon removal, a replacement manager will be appointed by the independent directors.

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

Risks Related to Our Corporate Structure

Certain provisions of the Maryland General Corporation Law (the "MGCL") could inhibit changes in control.

Certain provisions of the MGCL, if applied to us, would have the effect of inhibiting a third-party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our Common Stock, including:

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

In addition, our charter provides that our directors and officers will not be liable to us or our stockholders for monetary damages unless the director or officer actually received an improper benefit or profit in money, property or services, or is adjudged to be liable to us or our stockholders based on a finding that his or her action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding. Our charter and bylaws also require us, to the maximum extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to any individual who is a present or former director or officer and who is made or threatened to be made a party to, or witness in, the proceeding by reason of his or her service in that capacity or any individual who, while a director or officer and at our request, serves or has served as a director, officer, partner, trustee, member or manager of another corporation, real estate investment trust, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise and who is made or threatened to be made a party to, or witness in, the proceeding by reason of his or her service in that capacity. With the approval of our Board of Directors, we may provide such indemnification and advance for expenses to any individual who served a predecessor of the Company in any of the capacities described above and any employee or agent of the Company or a predecessor of the Company, including our Administrator and its affiliates.

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

Real estate assets are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for distributions, as well as the value of our properties. These events include, but are not limited to:

•	adverse changes in economic and socioeconomic conditions (including as a result of the outbreak of the novel strain of the Coronavirus (COVID-19) that began in the fourth quarter of 2019);

•	vacancies or our inability to rent space on favorable terms;

•	adverse changes in financial conditions of buyers, sellers and tenants of properties;

•	inability to collect rent from tenants;

•	competition from real estate investors with significant capital, including but not limited to real estate operating companies, publicly-traded REITs and institutional investment funds;

•	reductions in the level of demand for office and hotel space and changes in the relative popularity of properties;

•	increases in the supply of office and hotel space;

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

The outbreak of COVID-19 that began in the fourth quarter of 2019 may lead to an economic slowdown in the United States or even a recession. During periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If we cannot operate our properties so as to meet our financial expectations, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock may be negatively impacted.

There can be no assurance that we will achieve our economic objectives.

A significant portion of our properties, by aggregate net operating income and square feet, are located in California. We are dependent on the California real estate market and economy, and are therefore susceptible to risks of events in the California market that could adversely affect our business, such as adverse market conditions, changes in local laws or regulations and natural disasters.

Because our properties in California represent a significant portion of our portfolio by aggregate net operating income and square feet, we are exposed to greater economic risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in the California economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as natural disasters that occur in these areas (such as earthquakes, floods, fires and other events). In addition, the State of California is regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office and hotel space in California. Any adverse developments in the economy or real estate markets in California, or any decrease in demand for office and hotel space resulting from the California regulatory or business environments, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

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

We are, and expect that we will continue to be, subject to a degree of tenant concentration at certain of our properties and or across multiple properties. Rental and other property income from Kaiser, which occupied space in two of our Oakland, California properties, accounted for approximately 10.8%, 9.7% and 8.0% of total revenues for the years ended December 31,

2019, 2018 and 2017, respectively, and approximately 17.3%, 12.9% and 10.8% of our office segment revenues for the years ended December 31, 2019, 2018 and 2017, respectively. In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at such property or properties were to experience financial weakness or file bankruptcy, it could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

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

As of December 31, 2019, 13.0% of the rentable square footage of our office portfolio was available for lease, and 15.5% of the occupied square footage of such office properties was scheduled to expire in 2020. The local economic environment may make the renewal of these leases more difficult, or renewal may occur at rental rates equal to or below existing rental rates. As a result, portions of our office properties may remain vacant for extended periods of time. In addition, we may have to offer substantial rent abatements, tenant improvements, concessions, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. The factors described above could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

A significant portion of our net operating income is expected to come from our hotel and, as a result, our operating performance is subject to the cyclical nature of the lodging industry.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. gross domestic product. Fluctuations in lodging demand and, therefore, hotel operating performance, are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. For instance, increased fuel costs, natural disasters or disruptive global political events, including terrorist activity and war, are a few factors that could affect an individual’s willingness to travel.

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

The outbreak of a highly infectious, contagious or widespread disease, such as COVID-19, could reduce travel and adversely affect demand for our hotel.

Our hotel operations are sensitive to the willingness and ability of our guests to travel. The outbreak of highly infectious, contagious or widespread diseases or global health emergencies will likely cause decreases in both discretionary and business travel and reduce the number of guests that visit our hotel. The degree of such a decrease will likely be worsened in the event such a disease causes a disruption in air or other forms of travel used by guests of our hotel. In the event a person having such a disease visits or works at our hotel, the operations at our hotel will likely be disrupted. With COVID-19 now spreading in the United States and travel restrictions and cancellations increasing, we believe that the operations of our hotel in Sacramento, California will be adversely impacted. However, the Company cannot predict the magnitude of the adverse effect on our business, financial condition, results of operations and cash flows.

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

Certain of our properties were subject to impairment charges prior to their sales, and any of our properties may be subject to impairment charges in the future.

We routinely evaluate our assets for impairment indicators, and as such, we have recorded $69,000,000, $0 and $13,100,000 of impairment of long-lived assets for the years ended December 31, 2019, 2018 and 2017, respectively. The judgment regarding the existence and magnitude of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. If we determine that an impairment has occurred, we will be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management's assumptions based on actual results may have a material impact on the Company's financial statements.

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

Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, capital expenditures, refinancing of indebtedness, SBA 7(a) loan originations, paying distributions on our Preferred Stock or any other preferred stock we may issue, any future repurchase and or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock), and distributions on our Common Stock. We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through one or more of the following methods: (i) offerings of shares of Common Stock, preferred stock, senior unsecured securities, and or other equity and debt securities; (ii) credit facilities and term loans; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (iv) the sale of existing assets; and or (v) cash flows from operations. These sources of funding may not be available on attractive terms or at all. If we cannot obtain additional funding for our long-term liquidity needs, our assets may generate lower cash flow or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so and could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

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

Previously, tenants were required to classify a lease of real property as a capital lease, with the leased asset and liability reflected on its balance sheet, only if the significant risks and rewards of ownership were considered to reside with the tenant; otherwise, the lease was considered an operating lease not reflected on the balance sheet (except that the contractual future minimum payment obligations of such lease were disclosed in the footnotes to the financial statements). Thus, entering into an operating lease could have appeared to enhance a tenant’s balance sheet in comparison to direct ownership.

The U.S. Financial Accounting Standards Board (the "FASB") and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting. In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases ("ASU 2016-02"), which applies to fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Under ASU 2016-02, tenants must recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity's leasing arrangements. These and other changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how our real estate leasing business is conducted. For example, companies may be less willing to enter into real property leases in general or may seek leases with shorter terms because the apparent benefits to their balance sheets may have been reduced or eliminated given the changes in accounting treatment. This impact in turn could make it more difficult for us to enter into leases on terms we find favorable.

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

The capital and credit markets have experienced extreme volatility and disruption as a result of the global outbreak of COVID-19. We believe that such volatility and disruption are likely to continue into the foreseeable future. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital. Our access to capital will depend upon a number of factors, including:

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

We run the risk of being unable to finance or refinance our assets on favorable terms or at all. If interest rates are high when we desire to mortgage our assets or when existing loans come due and the assets need to be refinanced, we may not be able to, or may choose not to, finance the assets and we would be required to use cash to purchase or repay outstanding obligations. Our inability to use debt to finance or refinance our assets could reduce the number of assets we can acquire, which could reduce our operating cash flow and the amount of cash distributions we can make on our Common Stock or Preferred Stock. Higher costs of capital also could negatively impact our operating cash flow and returns on our assets.

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

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions on our Common Stock or Preferred Stock.

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

•
adverse changes in governmental rules and fiscal policies; acts of God, including earthquakes, hurricanes, fires and other natural disasters; pandemic outbreaks and other global health emergencies (including as a result of the outbreak of COVID-19 that began in the fourth quarter of 2019); disruptive global political events, including terrorist activity and war; or a decrease in the availability of or an increase in the cost of insurance;

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

A majority of our revenue from the lending operations is generated from loans collateralized by hospitality properties. At December 31, 2019, our loans subject to credit risk were 98.7% concentrated in the hospitality industry.  Any factors that negatively impact the hospitality industry, including the outbreak of COVID-19 that began in the fourth quarter of 2019, recessions, severe weather events (such as hurricanes, blizzards, floods, etc.), depressed commercial real estate markets, travel restrictions, bankruptcies or other political or geopolitical events or the introduction of new concepts and products such as Airbnb®, Homeaway® and VRBO®, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

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

Our loans originated pursuant to the SBA 7(a) Program are collateralized by income-producing properties and typically have personal guarantees. These loans are predominantly to operators of limited service hospitality properties.  As a result, these operators are subject to risks associated with the hospitality industry, including the outbreak of COVID-19 that began in the fourth quarter of 2019, recessions, severe weather events, depressed commercial real estate markets, travel restrictions, bankruptcies or other political or geopolitical events.

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

We may be adversely affected by the potential discontinuation of the London Interbank Offered Rate (“LIBOR”).

In July 2017, the Financial Conduct Authority in the United Kingdom, which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after December 31, 2021. In the event that LIBOR is discontinued, the interest rate for any of our indebtedness that is indexed to LIBOR at the time of discontinuation will be based on a replacement rate or an alternate base rate as specified in the applicable documentation governing such indebtedness or as otherwise agreed by us and the applicable lender. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuance. For instance, as of December 31, 2019, we had $153,000,000 of outstanding indebtedness that was indexed to LIBOR under our revolving credit facility, which allows us to borrow up to $250,000,000, subject to a borrowing base calculation. Additionally, as of December 31, 2019, we had $27,070,000 of junior subordinated notes and $22,282,000 of SBA 7(a) loan-backed notes that were indexed to LIBOR. The full impact of the expected transition away from LIBOR and the potential discontinuation of LIBOR after 2021 is unclear, but these changes could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

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

Income from "qualified dividends" payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors that are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our securities. However, under the Tax Cuts and Jobs Act of 2017 (the "Tax Cuts and Jobs Act") for taxable years prior to 2026, non-corporate U.S. stockholders of REITs may deduct up to 20% of any “qualified REIT dividends.” A qualified REIT dividend is defined as any dividend from a REIT that is not a capital gain dividend or a dividend attributable to dividend income from U.S. corporations or certain non-U.S. corporations. A non-corporate U.S. stockholder’s ability to claim a deduction equal to 20% of qualified REIT dividends received may be limited by the stockholder’s particular circumstances.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

Subject to certain restrictions, a REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by the REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT's assets may consist of stock or securities of one or more TRSs. A TRS generally will pay income tax at regular corporate rates on any taxable income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

Our TRSs are subject to normal corporate income taxes. We continuously monitor the value of our investments in TRSs for the purpose of ensuring compliance with the rule that no more than 20% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). The aggregate value of our TRS stock and securities was less than 20% of the value of our total assets (including our TRS stock and securities) as of December 31, 2019. In addition, we scrutinize all of our transactions with our TRSs for the purpose of ensuring that they are entered into on arm's-length terms in order to avoid incurring the 100% excise tax described above. There are no distribution requirements applicable to the TRSs and after-tax earnings may be retained. There can be no assurance, however, that we will be able to comply with the 20% limitation on ownership of TRS stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm's-length transactions.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility, including changes resulting from the recently passed Tax Cuts and Jobs Act.

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

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income and (iii) 100% of our undistributed income from prior years.

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

Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges shares of our capital stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (i) the class of shares of capital stock sold or exchanged is "regularly traded," as defined by applicable U.S. Treasury regulations, on an established securities market, and (ii) such non-U.S. stockholder owned, actually or constructively, 10% or less of the outstanding shares of such class of capital stock at all times during the shorter of the five-year period ending on the date of the sale and the period that such non-U.S. stockholder owned such shares. If the class of shares of capital stock sold or exchanged is not "regularly traded," gain arising from such sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (A) on the date the shares were acquired by the non-U.S. stockholder, such shares did not have a fair market value greater than the fair market value on that date of 5% of the “regularly traded” class of our outstanding shares of capital stock with the lowest fair market value, and (B) the test in clause (A) is also satisfied as of the date of any subsequent acquisition by such non-U.S. stockholder of additional shares of the same non-“regularly traded”

class of our capital stock, including all such shares owned as of such date by such non-U.S. stockholder. Complex constructive ownership rules apply for purposes of determining the amount of shares held by a non-U.S. stockholder for these purposes.

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

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and advisable to preserve our qualification as a REIT. Unless exempted by the Board of Directors, for as long as we continue to qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 6.25% (in value or in number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of capital stock and more than 6.25% (in value or in number of shares, whichever is more restrictive) of our Common Stock. The Board of Directors, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retrospectively) from the ownership limits. However, the Board of Directors may not, among other limitations, grant an exemption from these ownership restrictions to any proposed transferee whose ownership, direct or indirect, in excess of the 6.25% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transfer and ownership will not apply, however, if the Board of Directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our capital stock or otherwise be in the best interest of our stockholders.

Risks Related to Our Common Stock and Preferred Stock

There is no public market for our Series A Preferred Stock or Series D Preferred Stock, and we do not expect any such market to develop.

There is no public market for the Series A Preferred Stock or Series D Preferred Stock, and we currently have no plan to list any of these securities on a securities exchange or to include any of these shares for quotation on any national securities market. Additionally, our charter contains restrictions on the ownership and transfer of our securities, and these restrictions may inhibit your ability to sell the Series A Preferred Stock or Series D Preferred Stock promptly or at all. If you are able to sell shares of Series A Preferred Stock or Series D Preferred Stock, you may only be able to sell them at a substantial discount from the price you paid. Therefore, you should purchase the Series A Preferred Stock and Series D Preferred Stock only as a long term investment.

Neither the Series A Preferred Stock nor the Series D Preferred Stock has been rated.

We have not obtained, and currently do not intend to obtain, a rating for the Series A Preferred Stock or Series D Preferred Stock, and it is likely that neither the Series A Preferred Stock nor Series D Preferred Stock will ever be rated. No assurance can be given, however, that one or more rating agencies will not independently determine to issue such a rating or that that we will not elect in the future to obtain such a rating. Such a rating, if issued, may adversely affect the market price and or liquidity of the Series A Preferred Stock or Series D Preferred Stock. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on negative outlook or withdrawn entirely at the discretion of the issuing rating agency if, in its judgment, circumstances so warrant. While ratings do not reflect market prices or the suitability of a security for a particular investor, such downward revision or withdrawal of a rating could have an adverse effect on the market price and or liquidity of the Series A Preferred Stock or Series D Preferred Stock.

We may issue shares of our Common Stock at prices below the then-current NAV per share of our Common Stock, which could materially reduce our NAV per share of our Common Stock.

Any sale or other issuance of shares of our Common Stock by us at a price below the then-current NAV per share will result in an immediate reduction of our NAV per share. This reduction would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets than the increase in our assets resulting from such issuance. For example, if we issue a number of shares of Common Stock equal to 5% of our then-outstanding shares at a 2% discount from NAV, a holder of our Common Stock who does not participate in that offering to the extent of its proportionate interest in the Company will suffer NAV dilution of up to 0.1%, or $1 per $1,000 of NAV. As described in “Item 1. Business—Investment
Management Agreement”, the Company intends to seek to pay some or all fees payable to the Operator and the Administrator, subject to their consent, in respect of the fiscal year ending December 31, 2020 in shares of Common Stock at prices equal to the then most recent consolidated closing bid price of our Common Stock on the Nasdaq Global Market. Currently, the trading price of our Common Stock is substantially below our NAV. As a result, any issuance of shares of our Common Stock to pay the Operator and or the Administrator will result in an immediate reduction of our NAV per share. Because the number of future shares of our Common Stock that may be issued below our NAV per share and the price and timing of such issuances are otherwise not currently known or anticipated, we cannot predict the resulting reduction in our NAV per share of any such issuance.

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

Our Common Stock ranks, with respect to dividends, junior to our Series A Preferred Stock, Series D Preferred Stock and, except to the extent of the Initial Dividend (as defined below), our Series L Preferred Stock.

The rights of the holders of shares of our Common Stock to receive dividends rank junior to those of the holders of shares of our Series A Preferred Stock, Series D Preferred Stock and, except to the extent of the Initial Dividend, the Series L Preferred Stock.

The “Initial Dividend” for a given fiscal year is a minimum annual amount of dividends on the Common Stock that is announced by us at the end of the prior fiscal year, provided that we are under no obligation to pay any portion of the Initial Dividend unless and until our Board of Directors authorizes and we declare any such dividend. While there are no limitations on the maximum amount of the Initial Dividend that can be paid in a particular year, it is our intention that we will not announce an Initial Dividend for any given year that, based on the information then reasonably available to us at the time of announcement, we believe will cause us to be unable to make a future distribution on our Series L Preferred Stock or on any other outstanding share of preferred stock.

On December 20, 2019, our Board of Directors announced an Initial Dividend on shares of our Common Stock for fiscal year 2020 in the aggregate amount of $4,380,644.70. We must declare and pay dividends on our Common Stock equal to the Initial Dividend prior to declaring and paying any distributions on our Series L Preferred Stock.

Unless full cumulative dividends on shares of our Series A Preferred Stock and Series D Preferred Stock for all past dividend periods have been declared and paid (or set apart for payment), we will not declare or pay dividends with respect to any shares of our Common Stock for any period.

Our Common Stock ranks, with respect to rights upon liquidation, dissolution or winding up of the Company, junior to the Series A Preferred Stock, Series D Preferred Stock and, other than to a limited extent, the Series L Preferred Stock.

Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Preferred Stock are entitled to receive a liquidation preference equal to the applicable stated values of such shares, plus all accrued but unpaid dividends on such shares, prior and in preference to any distribution to the holders of shares of our Common Stock. The stated value of the Series A Preferred Stock is $25.00 per share, subject to adjustment (the “Series A Preferred Stock Stated Value”), the stated value of the Series D Preferred Stock is $25.00 per share, subject to adjustment (the “Series D Preferred Stock Stated Value”), and the Series L Preferred Stock Stated Value is $28.37, subject to adjustment. However, notwithstanding the foregoing, holders of our Common Stock are entitled to receive, prior to our payment to holders of Series L Preferred Stock of any accrued and unpaid distributions on the Series L Preferred Stock, an amount equal to the amount of any unpaid Initial Dividend.

Holders of our securities may be required to recognize taxable income in excess of any cash or other distributions received from us, and non-U.S. stockholders could be subject to withholding tax on such amounts.

The Series A Preferred Warrant Agreement provides that adjustments may be made to the exercise price or the number of shares of Common Stock issuable upon exercise of the Series A Preferred Warrants. In certain cases, such an adjustment could result in the recognition of a taxable dividend to holders of Common Stock, Series A Preferred Stock or Series A Preferred Warrants even if such holders do not receive any cash or other distribution from us.

The redemption price of shares of Preferred Stock may be paid, in our sole discretion in cash or in shares of Common Stock, which ranks junior to our Preferred Stock (other than to the Series L Preferred Stock to the extent of the Initial Dividend).

We have the right, at our option and in our sole discretion, to pay the redemption price of shares of Preferred Stock, whether redeemed at our option or at the option of a holder, in cash or in shares of Common Stock. The redemption price of shares of our Series A Preferred Stock and Series D Preferred Stock may be paid, in our sole discretion, in cash in U.S. dollars (“USD”) or in equal value through the issuance of shares of Common Stock, based on the volume‑weighted average price of our Common Stock for the 20 trading days prior to the redemption. The redemption price of shares of our Series L Preferred Stock may be paid, in our sole discretion, (1) in cash in ILS, at the then-current exchange rate determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, (2) in equal value through the issuance of shares of Common Stock, with such value of Common Stock to be deemed the lower of (a) our NAV per share of our Common Stock as most recently published by the Company as of the effective date of redemption and (b) the volume-weighted average price of our Common Stock, determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred

Stock, or (3) in a combination of cash, in ILS, and our Common Stock, based on the conversion mechanisms set forth in (a) and (b), respectively.

The rights of the holders of shares of our Common Stock as to distributions rank junior to the rights of the holders of shares of our Series A Preferred Stock, Series D Preferred Stock and, except to the extent of the Initial Dividend, our Series L Preferred Stock. Unless full cumulative dividends on shares of our Preferred Stock for all past dividend periods have been declared and paid (or set apart for payment), we will not declare or pay dividends with respect to any shares of our Common Stock for any period.

The rights of the holders of shares of our Common Stock upon any voluntary or involuntary liquidation, dissolution or winding-up of the Company also rank junior to the rights of the holders of Series A Preferred Stock and Series D Preferred Stock and, to the extent of the Series L Preferred Stock Stated Value, holders of Series L Preferred Stock. However, holders of our Common Stock are entitled to receive a distribution equal to the aggregate amount of any unpaid Initial Dividend prior to our payment of any accrued and unpaid dividends on shares of Series L Preferred Stock.

We have the option to redeem shares of Preferred Stock under certain circumstances without the consent of their holders.

From and after the fifth anniversary of the date of original issuance of any share of our Preferred Stock, we have the right (but not the obligation) to redeem such share at a redemption price equal to 100% of the stated value of such share, plus any accrued but unpaid dividends in respect of such share as of the effective date of the redemption. However, if for any given quarter the conditions specified in the Articles Supplementary defining the terms of the Series L Preferred Stock are not met, or we are in arrears on dividends in respect of the Series L Preferred Stock, we will not be able to exercise our redemption right in respect of the Series L Preferred Stock.

We may suffer from delays in deploying capital, which could adversely affect our ability to pay distributions to our stockholders and the value of our securities.

We could suffer from delays in deploying capital, particularly if the capital we raise (including in our current equity offerings described in “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and Uses of Funds”) outpaces our Operator’s ability to identify acquisitions and or close on them. Such delays, which may be caused by a number of factors, including competition in the market for the same real estate opportunities, may adversely affect our ability to pay distributions to our stockholders and or the value of their overall returns on investment in our securities.

The cash distributions received by holders of our Preferred Stock and Common Stock may be less frequent or lower in amount than expected by such holders.

Our Board of Directors will determine the amount and timing of distributions on our Preferred Stock and Common Stock. In making this determination, our Board of Directors will consider all relevant factors, including the amount of cash resources available for distributions, capital spending plans, cash flow, financial position, applicable requirements of the MGCL and any applicable contractual restrictions. We cannot assure you that we will be able to consistently generate sufficient available cash flow to fund distributions on our Preferred Stock and Common Stock, nor can we assure you that sufficient cash will be available to make distributions on our Preferred Stock and Common Stock (in each case, even to the extent of the Initial Dividend). While holders of Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors and declared by us out of legally available funds, cumulative cash dividends on each share of Preferred Stock at a specified rate, we cannot predict with certainty the timing of the payment of such distributions and we may be unable to pay or maintain such distributions over time.

Our ability to redeem shares of our Preferred Stock, or to pay distributions on our Preferred Stock and Common Stock, may be limited by Maryland law.

Under applicable Maryland law, a corporation may redeem, or pay distributions on, stock as long as, after giving effect to the redemption or distribution, the corporation is able to pay its debts as they become due in the usual course (the equity solvency test) and its total assets exceed the sum of its total liabilities plus, unless its charter permits otherwise, the amount that would be needed, if the corporation were to be dissolved at the time of the redemption or distribution, to satisfy the preferential rights upon dissolution of stockholders when preferential rights on dissolution are superior to those whose stock is being redeemed or on which the distributions are being paid (the balance sheet solvency test). If the Company is insolvent at any time we are required to redeem any shares of our Preferred Stock, or at any time we are required to make a distribution on our Preferred Stock or Common Stock, the Company may not be able to effect such redemption or distribution.

Holders of our securities are subject to inflation risk.

Inflation is the reduction in the purchasing power of money resulting from the increase in the price of goods and services. Inflation risk is the risk that the inflation-adjusted, or “real,” value of an investment in our Common Stock and Preferred Stock, or the income from that investment, will be worth less in the future. As inflation occurs, the real value of our Common Stock and Preferred Stock and distributions payable on such shares may decline because the rate of distribution will remain the same.

If market interest rates go up, prospective purchasers of shares of our Common Stock or Preferred Stock may expect a higher distribution rate on their investment. Higher market interest rates would not, however, result in more funds for us to pay distributions and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distributions, and higher interest rates will not change the distribution rate on our Preferred Stock. Thus, higher market interest rates could cause the market price of our Common Stock and Preferred Stock to decline.

The transfer and ownership restrictions applicable to our securities may impair the ability of stockholders to receive shares of our Common Stock upon exercise of the Warrants and, if the Company elects to pay the redemption price in shares of Common Stock, upon redemption of the Preferred Stock.

Our charter contains restrictions on ownership and transfer of the Preferred Stock and Common Stock that are intended to assist us in maintaining our qualification as a REIT for federal income tax purposes as described in the risk factor “The share transfer and ownership restrictions applicable to REITs and contained in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities." Additionally, the Warrant Agreement provides that Warrants may not be exercised to the extent such exercise would result in the holder's beneficial or constructive ownership of more than 6.25%, in number or value, whichever is more restrictive, of our outstanding shares of Common Stock immediately after giving effect to the issuance of such shares. These restrictions may impair the ability of stockholders to receive shares of our Common Stock upon exercise of the Warrants and, if the Company elects to pay the redemption price in shares of Common Stock, upon redemption of the Preferred Stock.

The terms of our Preferred Stock do not contain any financial covenants, other than, with respect to the Series L Preferred Stock, a limited restriction on our ability to issue shares of preferred stock.

Other than as described below, the terms of our Preferred Stock do not limit our ability to incur indebtedness or make distributions or contain any other restrictive financial covenants. The Preferred Stock ranks subordinate to all of our existing and future debt and liabilities. Our future debt agreements may restrict our ability to pay distributions to preferred stockholders or to redeem shares of preferred stock in the event of a default under such debt agreements or in other circumstances. In addition, (i) while the Series A Preferred Stock and Series D Preferred Stock rank senior to our Common Stock with respect to payment of dividends and distributions upon liquidation, dissolution or winding-up, we are allowed to pay dividends on our Common Stock so long as we are current in the payment of dividends on shares of our Series A Preferred Stock and Series D Preferred Stock, and (ii) while the Series L Preferred Stock ranks senior to our Common Stock with respect to payment of distributions, except to the extent of the Initial Dividend, and amounts payable upon our liquidation, dissolution or winding-up, to the extent of the Series L Preferred Stock Stated Value, we are allowed to pay dividends on our Common Stock so long as we are current in the payment of the dividends on shares of our Preferred Stock. Further, the terms of our Series A Preferred Stock and Series D Preferred Stock do not restrict our ability to repurchase shares of our Common Stock so long as we are current in the payment of dividends on shares of our Series A Preferred Stock and Series D Preferred Stock. Such dividends on or repurchases of our Common Stock may reduce the amount of cash on hand to pay the redemption price of our Series A Preferred Stock or Series D Preferred Stock in cash (if we so choose).

Until November 21, 2022, we are prohibited from issuing any shares of preferred stock ranking senior to or on parity with the Series L Preferred Stock with respect to the payment of dividends, other distributions, liquidation, and or dissolution or winding up of the Company unless the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio, calculated in accordance with the Articles Supplementary describing the Series L Preferred Stock, is equal to or greater than 1.25:1.00. Our good faith determination of an applicable Series L Preferred Stock Minimum Fixed Charge Coverage Ratio is binding absent manifest error for purposes of this restriction. At December 31, 2019, we were in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio. In order to maintain our compliance with the Minimum Fixed Charge Coverage Ratio during the year ending December 31, 2020, for the first and second quarters of 2020, we will, subject to applicable laws and regulations under Nasdaq and the TASE and the agreement of the Operator and or the Administrator, seek to pay some or all of the asset management fees, the Base Service Fee and or reimbursements under the Master Services Agreement in respect of such quarter in shares of Common Stock. The Company may seek to do so for the third and fourth quarters of 2020 as well (su bject to the agreement of the Operator and or the Administrator, as the case may be, and the approval of a special committee consisting of the independent members of the Board of Directors).

Holders of our Preferred Stock have no voting rights with respect to such shares.

The terms of our Preferred Stock do not entitle holders to voting rights. Our Common Stock is currently the only class of our capital stock that carries any voting rights. Unless and until a holder of our Preferred Stock acquires shares of Common Stock upon the redemption of such shares, such holder will have no rights with respect to the shares of our Common Stock issuable upon redemption of our Preferred Stock. If, at our discretion, a holder of our Preferred Stock is issued shares of our Common Stock upon redemption, such holder will be entitled to exercise the rights of holders of our Common Stock only as to matters for which the record date occurs after the effective date of redemption.

The ownership percentage in the Company of a holder may become diluted if we issue new shares of Common Stock or other securities, and issuances of additional preferred stock or other securities by us may further subordinate the rights of the holders of our Preferred Stock or Common Stock (which holders of Preferred Stock may become upon receipt of redemption payments in shares of Common Stock). Additionally, future issuances of Common Stock, including shares issued in exchange for consideration, upon redemption of Preferred Stock or upon exercise of any Series A Preferred Warrants, may cause the market price of our Common Stock to drop significantly, even if our business is doing well.

Our Board of Directors is authorized, without stockholder approval, to cause us to issue additional shares of Common Stock or to raise capital through the issuance of shares of preferred stock and equity or debt securities convertible into Common Stock, preferred stock, options, warrants and other rights, on such terms and for such consideration as our Board of Directors in its sole discretion may determine. Any such issuance could result in dilution of the equity of our stockholders. In addition, our Board of Directors may, in its sole discretion, authorize us to issue Common Stock or other equity or debt securities to persons from whom we purchase properties, as part or all of the purchase price of the property, or from whom we receive services (including the Operator or the Administrator), as part or all of the payment for such services. Our Board of Directors, in its sole discretion, may determine the price of any Common Stock or other equity or debt securities issued in consideration of such properties or services provided, or to be provided, to us.

We may make redemption payments under the terms of our Preferred Stock in shares of our Common Stock. Although the dollar amounts of such payments are unknown, the number of shares of our Common Stock to be issued in connection with such payments may fluctuate based on the price of our Common Stock. Any sales or perceived sales in the public market of shares of our Common Stock issuable upon such redemption payments could adversely affect prevailing market prices of shares of our Common Stock. The existence of our Preferred Stock may encourage short selling by market participants because the possibility that redemption payments will be made in shares of our Common Stock could depress the market price of shares of our Common Stock. Further, any such issuance could result in dilution of the equity of our stockholders.

Our charter also authorizes our Board of Directors, without stockholder approval, to designate and issue one or more classes or series of preferred stock in addition to our Preferred Stock and equity or debt securities convertible into preferred stock and to set the voting powers, conversion or other rights, preferences, restrictions, limitations as to dividends or other distributions and qualifications or terms or conditions of redemption of each class or series of shares so issued. If any additional preferred stock is publicly offered, the terms and conditions of such preferred stock (or other equity or debt securities convertible into preferred stock) will be set forth in a registration statement registering the issuance of such preferred stock or equity or debt securities convertible into preferred stock. Because our Board of Directors has the power to establish the preferences and rights of each class or series of preferred stock, it may afford the holders of any class or series of preferred stock preferences, powers, and rights senior to the rights of holders of our Preferred Stock or Common Stock. If we ever create and issue additional preferred stock or equity or debt securities convertible into preferred stock with a distribution preference over our Preferred Stock or Common Stock, payment of any distribution preferences of such new outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our Preferred Stock and Common Stock, as applicable. Further, holders of preferred stock are normally entitled to receive a preference payment if we liquidate, dissolve, or wind up before any payment is made to the holders of our Common Stock, likely reducing the amount the holders of our Common Stock would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of additional preferred stock may delay, prevent, render more difficult or tend to discourage, a merger, tender offer, or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management.

No stockholders have rights to buy additional shares of stock or other securities if we issue new shares of stock or other securities. We may issue Common Stock, convertible debt or preferred stock pursuant to subsequent public offerings or private placements. Investors in our Common Stock who do not participate in any future stock issuances will experience dilution in the percentage of the issued and outstanding stock they own. In addition, depending on the terms and pricing of any future offerings and the value of our assets, such investors may experience dilution in the book value and fair market value of, and the amount of distributions paid on, their shares of Common Stock, if any.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2019, our real estate portfolio consisted of 11 assets, all of which were fee-simple properties. As of December 31, 2019, our 9 office properties (including one development site, which is being used as a parking lot), totaling approximately 1.3 million rentable square feet, were 86.7% occupied and our one hotel with an ancillary parking garage, which has a total of 503 rooms, had RevPAR of $127.09 for the year ended December 31, 2019.

Office Portfolio Summary as of December 31, 2019

						Annualized
						Rent Per
		Rentable			Annualized	Occupied
		Square	%	%	Rent (2)	Square
Property	Market	Feet	Occupied	Leased (1)	(in thousands)	Foot
1 Kaiser Plaza	Oakland, CA	540,175	96.6%	96.6%	$22,323	$42.78
11620 Wilshire Boulevard	Los Angeles, CA	195,357	92.6%	94.0%	8,007	44.26
3601 S Congress Avenue (3)	Austin, TX	183,885	96.1%	96.1%	6,565	37.15
4750 Wilshire Boulevard	Los Angeles, CA	141,310	21.5%	21.5%	1,456	47.92
9460 Wilshire Boulevard	Los Angeles, CA	97,037	86.6%	86.6%	8,469	100.78
11600 Wilshire Boulevard	Los Angeles, CA	56,697	92.9%	92.9%	2,885	54.77
Lindblade Media Center (4)	Los Angeles, CA	32,428	100.0%	100.0%	1,674	51.62
1130 Howard Street	San Francisco, CA	21,194	100.0%	100.0%	1,614	76.15
2 Kaiser Plaza Parking Lot (5)	Oakland, CA	N/A	N/A	N/A	N/A	N/A
Total Office		1,268,083	86.7%	87.0%	$52,993	$48.18

(1)	Based on leases signed as of December 31, 2019.

(2)
Represents gross monthly base rent, as of December 31, 2019, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

(3)
3601 S Congress Avenue consists of ten buildings. The Company expects to complete the development of an existing surface parking lot into approximately 42,000 square feet of additional rentable office space by mid-2020.

(4)	Lindblade Media Center consists of three buildings.

(5)
2 Kaiser Plaza Parking Lot is a 44,642 square foot parcel of land currently being used as a surface parking lot. We are entitled to develop a building, which we are in the process of designing, having between 425,000 and 800,000 rentable square feet.

Office Portfolio Detail by Property, Market, and Submarket as of December 31, 2019

					Annualized
	Rentable			Annualized	Rent Per
	Square	%	%	Rent (2)	Occupied
Location	Feet	Occupied	Leased (1)	(in thousands)	Square Foot
Northern California
Oakland, CA
Lake Merritt
1 Kaiser Plaza	540,175	96.6%	96.6%	$22,323	$42.78
2 Kaiser Plaza Parking Lot (3)	N/A	N/A	N/A	N/A	N/A
Total Lake Merritt	540,175	96.6%	96.6%	22,323	42.78
Total Oakland, CA	540,175	96.6%	96.6%	22,323	42.78
San Francisco, CA
South of Market
1130 Howard Street	21,194	100.0%	100.0%	1,614	76.15
Total San Francisco, CA	21,194	100.0%	100.0%	1,614	76.15
Total Northern California	561,369	96.7%	96.7%	$23,937	$44.10

Southern California
Los Angeles, CA
West Los Angeles
11620 Wilshire Boulevard	195,357	92.6%	94.0%	$8,007	$44.26
11600 Wilshire Boulevard	56,697	92.9%	92.9%	2,885	54.77
Lindblade Media Center (4)	32,428	100.0%	100.0%	1,674	51.62
Total West Los Angeles	284,482	93.5%	94.5%	12,566	47.24
Mid-Wilshire
4750 Wilshire Boulevard	141,310	21.5%	21.5%	1,456	47.92
Beverly Hills
9460 Wilshire Boulevard	97,037	86.6%	86.6%	8,469	100.78
Total Los Angeles, CA	522,829	72.8%	73.3%	22,491	59.09
Total Southern California	522,829	72.8%	73.3%	$22,491	$59.09

Southwest
Austin, TX
South
3601 S Congress Avenue (5)	183,885	96.1%	96.1%	$6,565	$37.15
Total Southwest	183,885	96.1%	96.1%	$6,565	$37.15

Total Office	1,268,083	86.7%	87.0%	$52,993	$48.18

(1)	Based on leases signed as of December 31, 2019.

(2)
Represents gross monthly base rent, as of December 31, 2019, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

(3)
2 Kaiser Plaza Parking Lot is a 44,642 square foot parcel of land currently being used as a surface parking lot. We are entitled to develop a building, which we are in the process of designing, having between 425,000 and 800,000 rentable square feet.

(4)	Lindblade Media Center consists of three buildings.

(5)
3601 S Congress Avenue consists of ten buildings. The Company expects to complete the development of an existing surface parking lot into approximately 42,000 square feet of additional rentable office space by mid-2020.

Hotel Portfolio Summary as of December 31, 2019

				Revenue Per
			%	Available
Property	Market	Rooms	Occupied (1)	Room (2)
Sheraton Grand Hotel (3)	Sacramento, CA	503	78.2%	$127.09
Total Hotel (1 Property)		503	78.2%	$127.09

Other Ancillary Property within Hotel Portfolio

		Rentable			Annualized
		Square	%	%	Rent (Parking
		Feet	Occupied	Leased	and Retail) (5)
Property	Market	(Retail)	(Retail)	(Retail) (4)	(in thousands)
Sheraton Grand Hotel Parking Garage & Retail (6)	Sacramento, CA	9,453	100.0%	100.0%	$2,976
Total Ancillary Hotel (1 Property)		9,453	100.0%	100.0%	$2,976

(1)	Represents trailing 12-month occupancy as of December 31, 2019, calculated as the number of occupied rooms divided by the number of available rooms.

(2)	Represents trailing 12-month RevPAR as of December 31, 2019, calculated as room revenue divided by the number of available rooms.

(3)	The Sheraton Grand Hotel is part of the Sheraton franchise and is managed by Sheraton Operating Corporation, a subsidiary of Marriott International, Inc.

(4)	Based on leases commenced as of December 31, 2019.

(5)
Represents gross monthly contractual rent under parking and retail leases commenced as of December 31, 2019, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

(6)	The site of the Sheraton Grand Hotel Parking Garage & Retail is being evaluated for potential redevelopment.

Office Portfolio—Top 5 Tenants by Annualized Rental Revenue as of December 31, 2019

		Credit
		Rating					% of
		(S&P /		Annualized	% of	Rentable	Rentable
		Moody's /	Lease	Rent (1)	Annualized	Square	Square
Tenant	Property	Fitch)	Expiration	(in thousands)	Rent	Feet	Feet
Kaiser Foundation Health Plan, Inc.	1 Kaiser Plaza	AA- / - / AA-	2025 - 2027 (2)	$15,536	29.3%	373,938	29.5%
MUFG Union Bank, N.A.	9460 Wilshire Boulevard	A / Aa2 / A	2029	3,482	6.6%	27,569	2.2%
3 Arts Entertainment, Inc.	9460 Wilshire Boulevard	- / - / -	2026	2,094	4.0%	27,112	2.1%
CIM Group, L.P.	Various	- / - / -	2020-2030	1,857	3.5%	42,765	3.4%
Homeaway, Inc.	3601 S Congress Avenue	- / - / -	2020	1,641	3.1%	42,545	3.4%
Total for Top Five Tenants				24,610	46.5%	513,929	40.6%
All Other Tenants				28,383	53.5%	585,878	46.1%
Vacant				—	—%	168,276	13.3%
Total Office				$52,993	100.0%	1,268,083	100.0%

(1)
Represents gross monthly base rent, as of December 31, 2019, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

(2)
Prior to February 28, 2023, the tenant may terminate up to 140,000 square feet of space in the aggregate (of which no more than 100,000 rentable square feet may be terminated with respect to the rentable square feet expiring in 2027), effective as of any date specified by the tenant in a written notice given to us at least 12 months prior to the termination, in exchange for a termination penalty. From and after February 28, 2023 with respect to the rentable square feet expiring in 2025, and February 28, 2025 with respect to rentable square feet expiring in 2027, the tenant has the right to terminate all or any portions of its lease with us, effective as of any date specified by the tenant in a written notice given to us at least 15 months prior to the termination, in each case in exchange for a termination penalty. The amount of such termination penalties is dependent on a variety of factors, including but not limited to the date of the termination notice, the amount of the square feet to be terminated and the location within the building of the space to be terminated.

Office Portfolio—Diversification by NAICS Code as of December 31, 2019

	Annualized	% of	Rentable
	Rent (1)	Annualized	Square	% of Rentable
NAICS Code	(in thousands)	Rent	Feet	Square Feet
Health Care and Social Assistance	$20,994	39.6%	481,036	37.9%
Professional, Scientific, and Technical Services	9,926	18.7%	210,798	16.6%
Finance and Insurance	5,574	10.5%	60,648	4.8%
Real Estate and Rental and Leasing	5,491	10.4%	111,565	8.8%
Arts, Entertainment, and Recreation	2,998	5.7%	45,610	3.6%
Accommodation and Food Services	1,926	3.6%	47,139	3.7%
Public Administration	1,115	2.1%	26,378	2.1%
Information	1,027	1.9%	17,003	1.3%
Manufacturing	973	1.8%	31,363	2.5%
Retail Trade	584	1.1%	16,552	1.3%
Administrative and Support and Waste Management and Remediation Services	524	1.0%	10,590	0.8%
Other Services (except Public Administration)	424	0.8%	7,774	0.6%
Management of Companies and Enterprises	416	0.8%	9,671	0.8%
Agriculture, Forestry, Fishing and Hunting	409	0.8%	9,082	0.7%
Wholesale Trade	215	0.4%	4,938	0.4%
Educational Services	203	0.4%	5,155	0.4%
Construction	194	0.4%	4,505	0.4%
Vacant	—	—%	168,276	13.3%
Total Office	$52,993	100.0%	1,268,083	100.0%

(1)
Represents gross monthly base rent, as of December 31, 2019, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

Office Portfolio—Lease Expiration as of December 31, 2019

	Square Feet	% of Square	Annualized	% of Annualized	Annualized Rent
Year of Lease	of Expiring	Feet	Rent (1)	Rent	Per Occupied
Expiration	Leases	Expiring	(in thousands)	Expiring	Square Foot
2020 (2)	172,029	15.5%	$7,460	14.2%	$43.36
2021	81,025	7.4%	4,417	8.3%	54.51
2022	137,107	12.5%	5,965	11.3%	43.51
2023	68,130	6.2%	3,155	6.0%	46.31
2024	42,693	3.9%	2,022	3.8%	47.36
2025	385,116	35.0%	16,963	32.0%	44.05
2026	46,685	4.2%	2,911	5.5%	62.35
2027	91,010	8.3%	4,104	7.7%	45.09
2028	15,335	1.4%	911	1.7%	59.41
2029	30,342	2.8%	3,629	6.8%	119.60
Thereafter	30,335	2.8%	1,456	2.7%	48.00
Total Occupied	1,099,807	100.0%	$52,993	100.0%	$48.18
Vacant	168,276
Total Office	1,268,083

(1)
Represents gross monthly base rent, as of December 31, 2019, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

(2)	Includes 22,416 square feet of month-to-month leases as of December 31, 2019.

Office Portfolio—Historical Occupancy

	December 31,
	2019
	Rentable	Occupancy Rates (1)
Property	Square Feet	2015	2016	2017	2018	2019
1 Kaiser Plaza	540,175	96.7%	96.4%	93.4%	93.5%	96.6%
11620 Wilshire Boulevard	195,357	91.5%	93.0%	98.6%	94.1%	92.6%
3601 S Congress Avenue (2)	183,885	97.4%	94.0%	92.2%	94.7%	96.1%
4750 Wilshire Boulevard	141,310	100.0%	100.0%	100.0%	100.0%	21.5%
9460 Wilshire Boulevard (3)	97,037	N/A	N/A	N/A	94.9%	86.6%
11600 Wilshire Boulevard	56,697	84.7%	80.0%	87.6%	90.4%	92.9%
Lindblade Media Center (4)	32,428	100.0%	100.0%	100.0%	100.0%	100.0%
1130 Howard Street (5)	21,194	N/A	N/A	100.0%	100.0%	100.0%
2 Kaiser Plaza Parking Lot (6)	N/A	N/A	N/A	N/A	N/A	N/A
Current Office Weighted Average	1,268,083	95.9%	95.2%	94.9%	94.7%	86.7%
211 Main Street (7)	N/A	100.0%	100.0%	N/A	N/A	N/A
200 S College Street (7)	N/A	66.9%	90.1%	N/A	N/A	N/A
980 9th Street (7)	N/A	64.0%	66.6%	N/A	N/A	N/A
1010 8th Street Parking Garage & Retail (7)	N/A	9.6%	10.7%	N/A	N/A	N/A
800 N Capitol Street (7)	N/A	76.1%	76.1%	N/A	N/A	N/A
7083 Hollywood Boulevard (7)	N/A	97.3%	97.3%	N/A	N/A	N/A
370 L'Enfant Promenade (7)	N/A	87.7%	39.1%	N/A	N/A	N/A
1901 Harrison Street (7)	N/A	98.2%	97.5%	91.8%	81.1%	N/A
2100 Franklin Street (7)	N/A	96.7%	98.5%	98.9%	98.9%	N/A
2101 Webster Street (7)	N/A	98.9%	98.9%	99.3%	96.2%	N/A
2353 Webster Street Parking Garage (7)	N/A	N/A	N/A	N/A	N/A	N/A
830 1st Street (7)	N/A	100.0%	100.0%	100.0%	100.0%	N/A
260 Townsend Street (7)	N/A	89.7%	78.8%	100.0%	100.0%	N/A
1333 Broadway (7)	N/A	92.9%	92.9%	96.7%	92.8%	N/A
899 N Capitol Street (7)	N/A	73.7%	74.1%	86.1%	86.1%	N/A
901 N Capitol Street (7)	N/A	N/A	N/A	N/A	N/A	N/A
999 N Capitol Street (7)	N/A	84.0%	84.0%	83.2%	90.1%	N/A
Total Weighted Average	1,268,083	86.9%	85.7%	94.2%	93.2%	86.7%

(1)	Historical occupancy rates for office properties are shown as a percentage of rentable square feet and are based on leases commenced as of December 31st of each historical year.

(2)
3601 S Congress Avenue consists of ten buildings. The Company expects to complete the development of an existing surface parking lot into approximately 42,000 square feet of additional rentable office space by mid-2020.

(3)	9460 Wilshire Boulevard was acquired on January 18, 2018.

(4)	Lindblade Media Center consists of three buildings.

(5)	1130 Howard Street was acquired on December 29, 2017.

(6)
2 Kaiser Plaza Parking Lot is a 44,642 square foot parcel of land currently being used as a surface parking lot. We are entitled to develop a building, which we are in the process of designing, having between 425,000 and 800,000 rentable square feet.

(7)
211 Main Street, 200 S College Street, 980 9th Street, 1010 8th Street Parking Garage & Retail, 800 N Capitol Street, 7083 Hollywood Boulevard, 370 L'Enfant Promenade, 1901 Harrison Street, 2100 Franklin Street, 2101 Webster Street, 2353 Webster Street Parking Garage, 830 1st Street, 260 Townsend Street, 1333 Broadway, 899 N Capitol

Street, 901 N Capitol Street (a parcel of land located between 899 and 999 N Capitol Street) and 999 N Capitol Street, were sold on March 28, 2017, June 8, 2017, June 20, 2017, June 20, 2017, August 31, 2017, September 21, 2017, October 17, 2017, March 1, 2019, March 1, 2019, March 1, 2019, March 1, 2019, March 1, 2019, March 14, 2019, May 16, 2019, July 30, 2019, July 30, 2019, and July 30, 2019, respectively.

Office Portfolio—Historical Annualized Rents

	December 31,
	2019
	Rentable	Annualized Rent Per Occupied Square Foot (1)
Property	Square Feet	2015	2016	2017	2018	2019
1 Kaiser Plaza	540,175	$34.24	$37.13	$39.26	$41.77	$42.78
11620 Wilshire Boulevard	195,357	35.07	38.55	39.28	41.23	44.26
3601 S Congress Avenue (2)	183,885	30.21	31.84	33.65	35.66	37.15
4750 Wilshire Boulevard	141,310	25.03	25.71	26.17	26.92	47.92
9460 Wilshire Boulevard (3)	97,037	N/A	N/A	N/A	93.78	100.78
11600 Wilshire Boulevard	56,697	49.23	50.62	50.86	52.43	54.77
Lindblade Media Center (4)	32,428	39.88	41.60	43.27	44.59	51.62
1130 Howard Street (5)	21,194	N/A	N/A	67.90	70.26	76.15
2 Kaiser Plaza Parking Lot (6)	N/A	N/A	N/A	N/A	N/A	N/A
Current Office Weighted Average	1,268,083	$33.32	$35.70	$37.88	$43.92	$48.18
211 Main Street (7)	N/A	28.81	28.80	N/A	N/A	N/A
200 S College Street (7)	N/A	23.33	23.60	N/A	N/A	N/A
980 9th Street (7)	N/A	29.69	30.23	N/A	N/A	N/A
1010 8th Street Parking Garage & Retail (7)	N/A	6.63	7.07	N/A	N/A	N/A
800 N Capitol Street (7)	N/A	45.36	45.02	N/A	N/A	N/A
7083 Hollywood Boulevard (7)	N/A	38.35	38.45	N/A	N/A	N/A
370 L'Enfant Promenade (7)	N/A	51.94	55.80	N/A	N/A	N/A
1901 Harrison Street (7)	N/A	34.02	35.49	36.99	45.39	N/A
2100 Franklin Street (7)	N/A	37.65	38.44	39.50	42.18	N/A
2101 Webster Street (7)	N/A	36.76	37.64	38.75	41.12	N/A
2353 Webster Street Parking Garage (7)	N/A	N/A	N/A	N/A	N/A	N/A
830 1st Street (7)	N/A	42.53	43.90	43.60	47.09	N/A
260 Townsend Street (7)	N/A	64.92	68.97	70.80	74.32	N/A
1333 Broadway (7)	N/A	31.07	33.12	35.76	40.38	N/A
899 N Capitol Street (7)	N/A	50.44	49.49	51.99	52.90	N/A
901 N Capitol Street (7)	N/A	N/A	N/A	N/A	N/A	N/A
999 N Capitol Street (7)	N/A	44.82	45.19	46.45	47.56	N/A
Total Weighted Average	1,268,083	$36.75	$36.79	$41.00	$45.21	$48.18

(1)
Other than as set forth in (5) below, Annualized Rent Per Occupied Square Foot represents gross monthly base rent as of December 31 of each historical year, multiplied by twelve and divided by the respective total occupied square feet. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

(2)
3601 S Congress Avenue consists of ten buildings. The Company expects to complete the development of an existing surface parking lot into approximately 42,000 square feet of additional rentable office space by mid-2020.

(3)	9460 Wilshire Boulevard was acquired on January 18, 2018.

(4)	Lindblade Media Center consists of three buildings.

(5)
1130 Howard Street was acquired on December 29, 2017. The annualized rent as of December 31, 2017 for 12,944 rentable square feet of the building is presented using the actual rental income under a signed lease with a different tenant who took possession in March 2018, as the space was occupied by the prior owner and annualized rent under the short-term lease was de minimis.

(6)
2 Kaiser Plaza Parking Lot is a 44,642 square foot parcel of land currently being used as a surface parking lot. We are entitled to develop a building, which we are in the process of designing, having between 425,000 and 800,000 rentable square feet.

(7)
211 Main Street, 200 S College Street, 980 9th Street, 1010 8th Street Parking Garage & Retail, 800 N Capitol Street, 7083 Hollywood Boulevard, 370 L'Enfant Promenade, 1901 Harrison Street, 2100 Franklin Street, 2101 Webster Street, 2353 Webster Street Parking Garage, 830 1st Street, 260 Townsend Street, 1333 Broadway, 899 N Capitol Street, 901 N Capitol Street (a parcel of land located between 899 and 999 N Capitol Street) and 999 N Capitol Street, were sold on March 28, 2017, June 8, 2017, June 20, 2017, June 20, 2017, August 31, 2017, September 21, 2017, October 17, 2017, March 1, 2019, March 1, 2019, March 1, 2019, March 1, 2019, March 1, 2019, March 14, 2019, May 16, 2019, July 30, 2019, July 30, 2019, and July 30, 2019, respectively.

Multifamily Portfolio—Historical Occupancy

		Occupancy Rates (2)
Property (1)	Units	2015	2016	2017	2018	2019
4649 Cole Avenue (3)	334	93.1%	94.3%	N/A	N/A	N/A
4200 Scotland Street	308	91.2%	93.2%	N/A	N/A	N/A
47 E 34th Street	110	89.1%	85.5%	N/A	N/A	N/A
3636 McKinney Avenue	103	94.2%	92.2%	N/A	N/A	N/A
3839 McKinney Avenue (4)	75	96.0%	86.7%	N/A	N/A	N/A
Total Weighted Average	930	92.4%	92.0%	N/A	N/A	N/A

(1)
3636 McKinney Avenue, 3839 McKinney Avenue, 4649 Cole Avenue, 47 E 34th Street, and 4200 Scotland Street were sold on May 30, 2017, May 30, 2017, June 23, 2017, September 26, 2017, and December 15, 2017, respectively.

(2)	Historical occupancies for multifamily properties are based on leases commenced as of December 31st of each historical year and were calculated using units and not square feet.

(3)	4649 Cole Avenue consisted of fifteen buildings.

(4)	3839 McKinney Avenue consisted of two buildings.

Multifamily Portfolio—Historical Annualized Rents

		Monthly Rent Per Occupied Unit (2)
Property (1)	Units	2015	2016	2017	2018	2019
4649 Cole Avenue (3)	334	$1,404	$1,439	N/A	N/A	N/A
4200 Scotland Street	308	1,768	1,661	N/A	N/A	N/A
47 E 34th Street	110	4,642	4,947	N/A	N/A	N/A
3636 McKinney Avenue	103	1,696	1,735	N/A	N/A	N/A
3839 McKinney Avenue (4)	75	1,597	1,661	N/A	N/A	N/A
Total Weighted Average	930	$1,942	$1,948	N/A	N/A	N/A

(1)
3636 McKinney Avenue, 3839 McKinney Avenue, 4649 Cole Avenue, 47 E 34th Street, and 4200 Scotland Street were sold on May 30, 2017, May 30, 2017, June 23, 2017, September 26, 2017, and December 15, 2017, respectively.

(2)	Represents gross monthly base rent under leases commenced divided by occupied units as of December 31st of each historical year. This amount reflects total cash rent before concessions.

(3)	4649 Cole Avenue consisted of fifteen buildings.

(4)	3839 McKinney Avenue consisted of two buildings.

Hotel Portfolio—Historical Occupancy Rates as of December 31, 2019

			Occupancy (%) (1)
Hotel Location	Franchise	Rooms	2015	2016	2017	2018	2019
Sacramento, CA	Sheraton	503	77.5%	78.1%	81.5%	80.1%	78.2%
Los Angeles, CA (2)	Holiday Inn	405	87.9%	81.1%	N/A	N/A	N/A
Oakland, CA (3)	Courtyard	162	81.9%	74.3%	N/A	N/A	N/A
Weighted Average		1,070	82.1%	78.9%	81.5%	80.1%	78.2%

(1)
Historical occupancies for hotel properties are shown as a percentage of rentable rooms and represent the trailing 12-months occupancy as of December 31st of each historical year. For sold properties, occupancy is presented for our period of ownership only.

(2)	This property was sold on July 19, 2016.

(3)	This property was sold on February 2, 2016.

Hotel Portfolio—Historical Average Daily Rates as of December 31, 2019

			Average Daily Rate (Price) Per Room/Suite ($) (1)
Hotel Location	Franchise	Rooms	2015	2016	2017	2018	2019
Sacramento, CA	Sheraton	503	$148.24	$152.89	$157.64	$161.95	$162.54
Los Angeles, CA (2)	Holiday Inn	405	100.46	123.24	N/A	N/A	N/A
Oakland, CA (3)	Courtyard	162	173.05	169.58	N/A	N/A	N/A
Weighted Average		1,070	$132.61	$144.06	$157.64	$161.95	$162.54

(1)
Represents the trailing 12-months average daily rate as of December 31st of each historical year, calculated by dividing the amount of room revenue by the number of occupied rooms. For sold properties, the average daily rate is presented for our period of ownership only.

(2)	This property was sold on July 19, 2016.

(3)	This property was sold on February 2, 2016.

Hotel Portfolio—Historical Revenue per Available Room/Suite as of December 31, 2019

			Revenue Per Available Room/Suite ($) (1)
Hotel Location	Franchise	Rooms	2015	2016	2017	2018	2019
Sacramento, CA	Sheraton	503	$114.83	$119.44	$128.43	$129.73	$127.09
Los Angeles, CA (2)	Holiday Inn	405	88.35	99.98	N/A	N/A	N/A
Oakland, CA (3)	Courtyard	162	141.72	126.00	N/A	N/A	N/A
Weighted Average		1,070	$108.88	$113.73	$128.43	$129.73	$127.09

(1)
Represents the trailing 12-months RevPAR as of December 31st of each historical year, calculated by dividing the amount of room revenue by the number of available rooms. For sold properties, RevPAR is presented for our period of ownership only.

(2)	This property was sold on July 19, 2016.

(3)	This property was sold on February 2, 2016.

Property Indebtedness as of December 31, 2019

	Outstanding			Balance Due
	Principal			At Maturity
	Balance	Interest	Maturity	Date	Prepayment/
Property	(in thousands)	Rate	Date	(in thousands)	Defeasance
1 Kaiser Plaza	$97,100	4.14%	7/1/2026	$97,100	(1)
Total/Weighted Average	$97,100	4.14%		$97,100

(1)	Loan is generally not prepayable prior to April 1, 2026.

Key Properties

1 Kaiser Plaza

Built in 1970 and renovated in 2008, 1 Kaiser Plaza is a Class A office property located in Oakland, California. The Company acquired a 100% fee-simple interest in the property on October 8, 2008 from an unrelated third-party.

In June 2016, the Company entered into a mortgage loan agreement with JPMorgan Chase Bank, National Association relating to this property. The mortgage loan agreement consists of two promissory notes, both having a fixed interest rate of 4.14% per annum, with monthly payments of interest only and combined principal totaling $97,100,000 due on July 1, 2026, and are secured by deeds of trust on the property and assignments of rents. The obligations under the mortgage loan agreement are non-recourse and are generally not prepayable prior to April 1, 2026.

The following table sets forth the principal provisions of the leases of tenants occupying 10% or more of the rentable square footage:

Tenant	NAICS Code	Lease Expiration	Annualized Rent (1) (in thousands)	% of Annualized Rent	Rentable Square Feet	% of Occupied Square Feet	Renewal Option
Kaiser Foundation Health Plan, Inc.	Health Care and Social Assistance	2025-2027 (3) (4)	$15,536	69.6%	373,938	71.7%	Yes (2)
Total			$15,536	69.6%	373,938	71.7%

(1)
Represents gross monthly base rent, as of December 31, 2019, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

(2)	The Kaiser Foundation Health Plan, Inc. lease agreements include a renewal option, except with respect to 30,481 of the occupied square feet.

(3)	Includes 7,161 square feet of month-to-month leases as of December 31, 2019.

(4)
Prior to February 28, 2023, the tenant may terminate up to 140,000 square feet of space in the aggregate (of which no more than 100,000 rentable square feet may be terminated with respect to the rentable square feet expiring in 2027), effective as of any date specified by the tenant in a written notice given to us at least 12 months prior to the termination, in exchange for a termination penalty. From and after February 28, 2023 with respect to the rentable square feet expiring in 2025, and February 28, 2025 with respect to rentable square feet expiring in 2027, the tenant has the right to terminate all or any portions of its lease with us, effective as of any date specified by the tenant in a written notice given to us at least 15 months prior to the termination, in each case in exchange for a termination penalty. The amount of such termination penalties is dependent on a variety of factors, including but not limited to the date of the termination notice, the amount of the square feet to be terminated and the location within the building of the space to be terminated.

The following table sets forth the lease expirations for leases at 1 Kaiser Plaza for the next 10 years, assuming that tenants do not exercise any renewal options or early termination options:

Year of Lease Expiration	Square Feet of Expiring Leases	% of Square Feet Expiring	Annualized Rent (1) (in thousands)	% of Annualized Rent Expiring	Annualized Rent Per Occupied Square Foot
2020 (2)	54,969	10.6%	$1,984	8.9%	$36.09
2021	40,548	7.8%	2,033	9.1%	50.14
2022	19,450	3.7%	956	4.3%	49.15
2023	27,673	5.3%	1,346	6.0%	48.64
2024	2,842	0.5%	173	0.8%	60.87
2025	292,436	56.1%	12,117	54.3%	41.43
2026	—	—	—	—	—
2027	83,696	16.0%	3,714	16.6%	44.37
2028	—	—	—	—	—
2029	—	—	—	—	—
Thereafter	—	—	—	—	—
Total Occupied	521,614	100.0%	$22,323	100.0%	$42.78
Vacant	18,561
Total	540,175

(1)
Represents gross monthly base rent, as of December 31, 2019, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

(2)	Includes 20,030 square feet of month-to-month leases as of December 31, 2019.

9460 Wilshire Boulevard

Built in 1959 and renovated in 2008, 9460 Wilshire Boulevard is a Class A office property located in Beverly Hills, California. The Company acquired a 100% fee-simple interest in the property on January 18, 2018 from an unrelated third-party.

The following table sets forth the principal provisions of the leases of tenants occupying 10% or more of the rentable square footage:

Tenant	NAICS Code	Lease Expiration	Annualized Rent (1) (in thousands)		% of Annualized Rent	Rentable Square Feet		% of Occupied Square Feet	Renewal Option
MUFG Union Bank, N.A.	Finance and Insurance	2029	$3,482		41.1%	27,569		32.8%	Yes
3 Arts Entertainment, Inc.	Arts, Entertainment, and Recreation	2026 (2)	2,094	(2)	24.7%	27,112	(2)	32.3%	Yes
Teles Properties, Inc.	Real Estate and Rental and Leasing	2020	1,259		14.9%	12,712		15.1%	Yes
StockCross Financial Services, Inc.	Finance and Insurance	2021	1,004		11.9%	8,685		10.3%	No
Total			$7,839		92.6%	76,078		90.5%

(1)
Represents gross monthly base rent, as of December 31, 2019, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

(2)	Includes 300 square feet of month-to-month leases as of December 31, 2019.

The following table sets forth the lease expirations at 9460 Wilshire Boulevard for leases for the next 10 years, assuming that tenants do not exercise any renewal options or early termination options:

Year of Lease Expiration	Square Feet of Expiring Leases	% of Square Feet Expiring	Annualized Rent (1) (in thousands)	% of Annualized Rent Expiring	Annualized Rent Per Occupied Square Foot
2020 (2)	14,587	17.4%	$1,388	16.4%	$95.15
2021	11,278	13.4%	1,189	14.0%	105.43
2022	3,786	4.5%	330	3.9%	87.16
2023	—	—	—	—	—
2024	—	—	—	—	—
2025	—	—	—	—	—
2026	26,812	31.9%	2,080	24.6%	77.58
2027	—	—	—	—	—
2028	—	—	—	—	—
2029	27,569	32.8%	3,482	41.1%	126.30
Thereafter	—	—	—	—	—
Total Occupied	84,032	100.0%	$8,469	100.0%	$100.78
Vacant	13,005
Total	97,037

(1)
Represents gross monthly base rent, as of December 31, 2019, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

(2)	Includes 300 square feet of month-to-month leases as of December 31, 2019.

Sheraton Grand Hotel

Built in 2001, the Sheraton Grand Hotel is a full service hotel comprised of a 26-story tower with 503 rooms which is part of the Sheraton franchise and is managed by Sheraton Operating Corporation, a subsidiary of Marriott International, Inc. The property is adjacent to the Sacramento Convention Center, and is three blocks from the State Capitol. The Company purchased the hotel from an unrelated third-party on May 2, 2008, and the seller retained a non-controlling interest of less than 0.5% in the property. The Company has commenced renovations of the Sheraton Grand Hotel, which will renovate guest rooms, food and beverage amenities, public areas, meeting rooms and other amenities. The renovations are expected to cost approximately $26,300,000, which the Company expects to finance using cash flows from operations, borrowings under the Company’s revolving credit facility and or proceeds from offerings of shares of Common Stock, preferred stock, senior unsecured securities, or other equity and debt securities. As of December 31, 2019, the Company had incurred costs of $2,423,000 for the renovation.

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

PART II

Item 5.  Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Marketplace Designation, Sales Price Information and Holders

Shares of our Common Stock trade on Nasdaq, under the ticker symbol "CMCT", and on the TASE, under the ticker symbol "CMCT-L." The following table sets forth the regular and special cash dividends per share, per quarter, declared during 2019 and 2018.

	Regular
	Quarterly	Special
	Cash Dividends	Cash Dividends
Quarter Ended	Per Share (1)	Per Share (1) (2)
December 31, 2019	$0.075	$—
September 30, 2019	$0.075	$42.000
June 30, 2019	$0.375	$—
March 31, 2019	$0.375	$—
December 31, 2018	$0.375	$—
September 30, 2018	$0.375	$—
June 30, 2018	$0.375	$—
March 31, 2018	$0.375	$—

(1)	Amounts have been adjusted to give retroactive effect to the Reverse Stock Split.

(2)
On August 30, 2019, in connection with the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, as defined in "Item 1—Business" of this Annual Report on Form 10-K, we paid a special cash dividend of $42.00 per share of Common Stock ($14.00 per share of Common Stock prior to the Reverse Stock Split), or $613,294,000 in the aggregate, to stockholders of record at the close of business on August 19, 2019. The Special Dividend was funded primarily by the net proceeds (after the repayment of debt) received from the sale of ten properties during 2019 and borrowings on our revolving credit facility.

On March 12, 2020, there were approximately 335 holders of record of our Common Stock, excluding stockholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers. The closing price of our Common Stock on March 12, 2020 was $9.57 as reported on Nasdaq.

Approximately 80.4% of shares of our Common Stock as of March 12, 2020 were held by non-affiliated stockholders.

Holders of our Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by us out of legally available funds. In determining our dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, our financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. There can be no assurance that the future dividends declared by our Board of Directors will not differ materially from historical dividend levels. Risks inherent in our ability to pay dividends are further described in "Item 1A—Risk Factors" of this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information at December 31, 2019 with respect to shares of our Common Stock, either under options or in respect of restricted stock awards that may be issued under existing equity compensation plans, all of which have been approved by our stockholders.

Number of shares of
Common Stock remaining
	Number of shares of		available for future
	Common Stock to be		issuances under equity
	issued upon exercise	Weighted average	compensation plans
	of outstanding	exercise price of	(all in restricted shares
Plan Category	options	outstanding options	of Common Stock) (1)
Equity incentive plan	—	N/A	92,014

(1)	All share amounts have been adjusted to give retroactive effect to the Reverse Stock Split.

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

The line graph below compares the percentage change in the cumulative total stockholder return on our Common Stock with the cumulative total return of the S&P 500 and the FTSE NAREIT Equity REIT Index. The FTSE NAREIT Equity REIT Index is a free-float adjusted, market capitalization-weighted index of U.S. Equity REITs. The Index includes all tax-qualified REITs with more than 50 percent of total assets in qualifying real estate assets other than mortgages secured by real property. All returns assume an investment of $100 on December 31, 2014 and the reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	Cumulative return on $100 invested on December 31, 2014 as of December 31,
Index	2014	2015	2016	2017	2018	2019
CIM Commercial Trust Corporation	$100.00	$108.66	$113.84	$170.95	$140.27	$162.55
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
FTSE NAREIT Equity REIT	100.00	103.18	112.25	118.11	112.63	141.89

Source: SNL Financial LC

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Repurchases of Equity Securities

The following table summarizes all purchases of Common Stock by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) in each of the three months ended December 31, 2019.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2019 to October 31, 2019	2,468,390	(1)	$19.17	—	$—
November 1, 2019 to November 30, 2019	—		—	—	—
December 1, 2019 to December 31, 2019	—		—	—	—
Total	2,468,390		$19.17	—

(1)
Reflects shares of Common Stock that were purchased by the Administrator for its own account from Urban Partners II, LLC, a Delaware limited liability company and affiliate of CIM Group, on October 11, 2019 in a private transaction.

The following table summarizes all purchases of Series L Preferred Stock by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) in each of the three months ended December 31, 2019.

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2019 to October 31, 2019	—		$—		—	$—
November 1, 2019 to November 30, 2019	2,693,580	(1)	29.12	(2)	—	—
December 1, 2019 to December 31, 2019	—		—		—	—
Total	2,693,580		$29.12		—

(1)
Reflects shares of Series L Preferred Stock that were repurchased by the Company pursuant to a tender offer commenced on October 22, 2019 for the purchase of up to 2,693,580 shares of Series L Preferred Stock, representing one‑third of the then‑outstanding shares of Series L Preferred Stock. The tender offer was oversubscribed and expired on November 20, 2019.

(2)
The purchase price of $29.12 per share was converted to ILS prior to payment to the tendering stockholders and includes $1.39 of accrued and unpaid dividends on the Series L Preferred Stock as of November 20, 2019.

Item 6.  Selected Financial Data

The following is a summary of our selected financial data as of and for each of the years in the five year period ended December 31, 2019. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The selected financial data presented below has been derived from our audited consolidated financial statements.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Operating Data:	(in thousands, except per share amounts)
Total revenues (1)	$139,989	$197,470	$236,059	$265,571	$275,935
Total expenses (1) (2)	226,690	195,403	263,023	272,879	272,109
Gain on sale of real estate (2)	433,104	—	408,098	39,666	3,092
Income from continuing operations before provision for income taxes	346,403	2,067	381,134	32,358	6,918
Provision for income taxes	882	925	1,376	1,646	806
Net income from continuing operations	345,521	1,142	379,758	30,712	6,112
Net income from discontinued operations (3)	—	—	—	3,853	18,291
Net income	345,521	1,142	379,758	34,565	24,403
Net loss (income) attributable to noncontrolling interests	152	(21)	(21)	(18)	(11)
Net income attributable to the Company	345,673	1,121	379,737	34,547	24,392
Redeemable preferred stock dividends declared or accumulated	(17,095)	(15,423)	(1,926)	(9)	—
Redeemable preferred stock redemptions	(5,882)	4	2	—	—
Net income (loss) attributable to common stockholders	$322,696	$(14,298)	$377,813	$34,538	$24,392
Funds from operations (FFO) attributable to common stockholders (4) (5)	$(14,034)	$38,930	$41,179	$66,840	$93,661
Cash dividends on common stock (6)	$13,140	$21,895	$38,327	$77,316	$85,389
Cash dividends per share of common stock (6) (7)	$0.900	$1.500	$1.782	$2.625	$2.625
Weighted average shares of common stock outstanding (7)
Basic	14,598	14,597	23,021	30,443	32,529
Diluted	16,493	14,597	23,023	30,443	32,529

(1)
To conform with the current period presentation, consistent with ASU 2016-02, bad debt expense associated with changes in the Company's collectability assessment for operating leases has been reclassified as an adjustment to rental and other property income rather than rental and other property operating expenses. The impact of this reclassification resulted in a $254,000, $317,000, $360,000 and $1,013,000 decrease in total expenses and total revenues for the years ended December 31, 2018, 2017, 2016 and 2015, respectively.

(2)
To conform with the current period presentation, we reclassified $6,361,000 from gain on sale of real estate to loss on early extinguishment of debt, which is included with total expenses on the consolidated statement of operations for the year ended December 31, 2017.

(3)
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

(4)
See “—Funds from Operations” below for a discussion of why we believe funds from operations ("FFO") is a useful supplemental measure of operating performance and the limitations of FFO as a measurement tool and a reconciliation of net income (loss) attributable to common stockholders to FFO attributable to common stockholders.

(5)
To conform with the current period presentation, we reclassified $6,361,000 from gain on sale of real estate to loss on early extinguishment of debt, which reduced FFO for the year ended December 31, 2017.

(6)
Cash dividends in 2019 do not include the Special Dividend of $42.00 per share of Common Stock paid to stockholders of record at the close of business on August 19, 2019. Cash dividends in 2017 do not include the special cash dividends that allowed the common stockholders that did not participate in the September 14, 2016, June 12, 2017 and December 18, 2017 private share repurchases to receive the economic benefit of such repurchases. Urban II, an affiliate of CIM REIT and CIM Urban, waived its right to receive these special cash dividends as to its shares of our Common Stock owned as of the applicable record dates.

(7)	All share and per share amounts have been adjusted to give retroactive effect to the Reverse Stock Split.

	At December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:	(in thousands)
Total assets	$667,592	$1,342,401	$1,336,388	$2,022,884	$2,092,060
Debt	$307,421	$588,671	$630,852	$967,886	$693,956
Redeemable preferred stock	$36,841	$35,733	$27,924	$1,426	$—
Equity	$278,195	$617,275	$626,705	$966,589	$1,297,347

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

The following table sets forth a reconciliation of net income (loss) attributable to common stockholders to FFO attributable to common stockholders:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Net income (loss) attributable to common stockholders (1) (2)	$322,696	$(14,298)	$377,813	$34,538	$24,392
Depreciation and amortization	27,374	53,228	58,364	71,968	72,361
Impairment of real estate	69,000	—	13,100	—	—
Gain on sale of depreciable assets	(433,104)	—	(408,098)	(39,666)	(3,092)
FFO attributable to common stockholders (1) (2)	$(14,034)	$38,930	$41,179	$66,840	$93,661

(1)
During the years ended December 31, 2019, 2018, 2017 and 2016, we recognized $29,982,000, $808,000, $8,215,000, and $417,000, respectively, of loss on early extinguishment of debt. Such losses are included in, and have the effect of reducing, net income (loss) attributable to common stockholders and FFO attributable to common stockholders, because loss on early extinguishment of debt is not an adjustment prescribed by NAREIT.

(2)
During the year ended December 31, 2019, the Company recognized redeemable preferred stock redemptions of $5,882,000 primarily in connection with the Tender Offer. Such amount is included in, and has the effect of reducing, net income (loss) attributable to common stockholders and FFO attributable to common stockholders, because redeemable preferred stock redemptions are not an adjustment prescribed by NAREIT.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This section includes many forward-looking statements. For cautions about relying on such forward-looking statements, please see "Forward-Looking Statements" at the beginning of this report immediately prior to "Item 1—Business" in this Annual Report on Form 10-K.

Executive Summary

Business Overview
CIM Commercial is a Maryland corporation and REIT. Our principal business is to acquire, own, and operate Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States (including improving and developing such assets). These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, positive population trends and a propensity for growth. We believe that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of real estate assets in the area. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the population growth, public commitment, and significant private investment that characterize these areas.
We are operated by affiliates of CIM Group. CIM Group is a vertically-integrated owner and operator of real assets with multi-disciplinary expertise and in-house research, acquisition, credit analysis, development, finance, leasing, and onsite property management capabilities. CIM Group is headquartered in Los Angeles, California and has offices in Chicago, Illinois; Dallas, Texas; New York, New York; Orlando, Florida; Phoenix, Arizona; the San Francisco Bay Area; the Washington D.C. Metro Area; and Tokyo, Japan.
Properties

As of December 31, 2019, our real estate portfolio consisted of 11 assets, all of which were fee-simple properties. As of December 31, 2019, our 9 office properties (including one development site, which is being used as a parking lot), totaling approximately 1.3 million rentable square feet, were 86.7% occupied and our one hotel with an ancillary parking garage, which has a total of 503 rooms, had RevPAR of $127.09 for the year ended December 31, 2019.

Strategy

Our strategy is principally focused on the acquisition of Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States (including improving and developing such assets) in a manner that will prudently grow our NAV and cash flow per share of Common Stock.

Our strategy is centered around CIM Group's community qualification process. We believe this strategy provides us with a significant competitive advantage when making real estate acquisitions. The qualification process generally takes between six months and five years and is a critical component of CIM Group's evaluation. As part of the community qualification process, CIM Group examines the characteristics of a market to determine whether the district possesses certain characteristics prior to the extensive efforts CIM Group's investment professionals undertake when reviewing potential acquisitions in its Qualified Communities. Qualified Communities generally fall into one of two categories: (i) transitional metropolitan districts that have dedicated resources to become vibrant metropolitan communities and (ii) well-established, thriving metropolitan areas (typically major central business districts). Qualified Communities are distinct districts which have dedicated resources to become or are currently vibrant communities where people can live, work, shop and be entertained, all within walking distance or close proximity to public transportation. These areas also generally have high barriers to entry, high population density, positive population trends and support for investment. CIM Group believes that a vast majority of the risks associated with acquiring real estate are mitigated by accumulating local market knowledge of the community where the asset is located. CIM Group typically spends significant time and resources qualifying targeted communities prior to making any acquisitions. Since 1994, CIM Group has identified 135 Qualified Communities and has deployed capital in 75 of them. Although we may not deploy capital exclusively in Qualified Communities, it is expected that most of our assets will be identified through this systematic process.

CIM Group seeks to maximize the value of its holdings through active onsite property management and leasing. CIM Group has extensive in-house research, acquisition, credit analysis, development, finance, leasing and onsite property management capabilities, which leverage its deep understanding of metropolitan communities to position properties for multiple uses and to maximize operating income. As a vertically-integrated owner and operator, CIM Group has in-house onsite property management and leasing capabilities. Property managers prepare annual capital and operating budgets and monthly operating reports, monitor results, and oversee vendor services, maintenance and capital improvement schedules. In addition, they ensure that revenue objectives are met, lease terms are followed, receivables are collected, preventative maintenance programs are implemented, vendors are evaluated and expenses are controlled. In addition, CIM Group's Real Assets Management Committee reviews and approves strategic plans for each asset, including financial, leasing, marketing, property positioning and disposition plans. The Real Assets Management Committee reviews and approves the annual business plan for each property, including its capital and operating budget. CIM Group's organizational structure provides for continuity through multi-disciplinary teams responsible for an asset from the time of the original investment recommendation, through the implementation of the asset's business plan, and any disposition activities.

CIM Group's Investments and Development teams are separate groups that work very closely together on transactions requiring development expertise. While the Investments team is responsible for acquisition analysis, both the Investments and Development teams perform due diligence, evaluate and determine underwriting assumptions and participate in the development management and ongoing asset management of CIM Group’s opportunistic assets. The Development team is also responsible for the oversight and or execution of securing entitlements and the development/repositioning process. In instances where CIM Group is not the lead developer, CIM Group's in-house Development team continues to provide development and construction oversight to co-sponsors through a shadow team that oversees the progress of the development from beginning to end to ensure adherence to the budgets, schedules, quality and scope of the project in order to maintain CIM Group’s vision for the final product. The Investments and Development teams interact as a cohesive team when sourcing, underwriting, acquiring, executing and managing the business plan of an opportunistic acquisition.

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

Completion of the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock

The Company completed the previously announced Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock:

•
Sale of Assets. During 2019, the Company sold eight properties in accordance with the approval of its then‑principal stockholder, and an additional two properties (one office property and one development site in Washington, D.C.) after evaluating each asset within its portfolio and the intrinsic value of each property. The Asset Sale generated an aggregate gross sales price to the Company of $990,996,000.

•	Repayment of Certain Indebtedness. We used a portion of the net proceeds from the Asset Sale to repay balances on certain of the Company’s indebtedness.

•
Return of Capital to Holders of Common Stock. On August 30, 2019, we paid a Special Dividend of $42.00 per share of Common Stock ($14.00 per share of Common Stock prior to the Reverse Stock Split), or $613,294,000 in the aggregate, to stockholders of record of our Common Stock at the close of business on August 19, 2019.

•
CIM REIT Liquidation.  In connection with its liquidation process, CIM REIT, the former indirect principal stockholder of the Company, (i) distributed during the year ended December 31, 2019 approximately 10,624,000 shares of our Common Stock formerly indirectly held by CIM REIT, representing approximately 72.8% of the outstanding shares of our Common Stock, to a diverse group of institutional investors that were former members of CIM REIT and (ii) sold, in October 2019, 2,468,390 shares of our Common Stock formerly indirectly held by CIM REIT, representing approximately 16.9% of the outstanding shares of our Common Stock, for $19.1685 per share to an affiliate of CIM Group in a private transaction. As of March 12, 2020, CIM Group, its affiliates, and our officers and directors have an aggregate economic interest in approximately 19.6% of the outstanding shares of our Common Stock.

On October 22, 2019, the Company commenced the Tender Offer for the purchase of up to 2,693,580 shares of Series L Preferred Stock, representing one-third of the then-outstanding shares of Series L Preferred Stock. The Tender Offer was oversubscribed, and pursuant to the terms of the Tender Offer, shares of Series L Preferred Stock were accepted for purchase on a pro rata basis. We repurchased 2,693,580 shares of Series L Preferred Stock at a purchase price of $29.12 per share (of which $1.39, or $3,744,000 in the aggregate, reflects the amount of accrued and unpaid dividends on the Series L Preferred Stock as of November 20, 2019), as converted to and paid in ILS. The total cost to repurchase the tendered shares, including professional fees to complete the Tender Offer of $462,000 but excluding the dividends accrued in respect of such shares, was $75,155,000, which was primarily funded from borrowings under the revolving credit facility. We recognized $5,873,000 of redeemable preferred stock redemptions in our consolidated statement of operations for the year ended December 31, 2019 in connection with the Tender Offer. The shares of Series L Preferred Stock accepted for payment by the Company were restored to the status of authorized but unissued shares of preferred stock without designation as to class or series.

Rental Rate Trends

Office Statistics:  The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods:

	As of December 31,
	2019	2018	2017
Occupancy (1)	86.7%	93.2%	94.2%
Annualized rent per occupied square foot (1)(2)(3)	$48.18	$45.21	$41.00

(1)
The information presented in this table represents historical information as of the date indicated without giving effect to any property sales occurring thereafter. We sold eight office properties, one development site and one parking garage during the year ended December 31, 2019, we acquired one office property during the year ended December 31, 2018, and we sold six office properties and one parking garage during the year ended December 31, 2017. Excluding these properties, the occupancy and annualized rent per occupied square foot were 86.7% and $43.83 as of December 31, 2019, 94.7% and $39.90 as of December 31, 2018 and 94.9% and $37.89 as of December 31, 2017.

(2)
Other than as set forth in (3) below, represents gross monthly base rent under leases commenced as of the specified periods, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements for the years ended December 31, 2019, 2018 and 2017 were $1,816,000, $5,146,000 and $3,128,000, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.

(3)
1130 Howard Street was acquired on December 29, 2017. The annualized rent as of December 31, 2017 for 12,944 rentable square feet of the building is presented using the actual rental income under a signed lease with a different tenant who took possession in March 2018, as the space was occupied by the prior owner and annualized rent under the short-term lease was de minimis.

Over the next four quarters, we expect to see expiring cash rents as set forth in the table below:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
Expiring Cash Rents:
Expiring square feet (1)	45,949	39,542	20,740	65,798
Expiring rent per square foot (2)	$33.54	$59.30	$42.82	$40.82

(1)	Month-to-month tenants occupying a total of 22,416 square feet are included in the expiring leases in the first quarter listed.

(2)
Represents gross monthly base rent, as of December 31, 2019, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

During the year ended December 31, 2019, we executed leases with terms longer than 12 months totaling 128,687 square feet. The table below sets forth information on certain of our executed leases during the year ended December 31, 2019, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

			New Cash	Expiring Cash
	Number of	Rentable	Rents per Square	Rents per Square
	Leases (1)	Square Feet	Foot (2)	Foot (2)
Twelve Months Ended December 31, 2019	26	103,979	$42.75	$38.30

(1)	Based on the number of tenants that signed leases.

(2)
Cash rents represent gross monthly base rent, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

Fluctuations in submarkets, buildings and terms of leases cause large variations in these numbers and make predicting the changes in rent in any specific period difficult. Our rental and occupancy rates are impacted by general economic conditions, including the pace of regional and economic growth, and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re lease space could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

Hotel Statistics:  The following table sets forth the occupancy, ADR and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Year Ended
	December 31,
	2019	2018	2017
Occupancy	78.2%	80.1%	81.5%
ADR	$162.54	$161.95	$157.64
RevPAR	$127.09	$129.73	$128.43

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

Results of Operations

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Net Income

	Year Ended
	December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Total revenues	$139,989	$197,470	$(57,481)	(29.1)%
Total expenses	$226,690	$195,403	$31,287	16.0%
Gain on sale of real estate	$433,104	$—	$433,104	—
Net income	$345,521	$1,142	$344,379	—

Net income increased to $345,521,000, or by $344,379,000, for the year ended December 31, 2019, compared to $1,142,000 for the year ended December 31, 2018, primarily due to the Asset Sale. The increase is primarily attributable to the gain on sale of real estate of $433,104,000 recognized in 2019, a decrease of $25,854,000 in depreciation and amortization, a decrease of $15,121,000 in interest expense not allocated to our operating segments, a decrease of $6,085,000 in asset management and other fees to related parties not allocated to our operating segments, an increase of $3,329,000 in interest and other income not allocated to our operating segments, a decrease of $859,000 in general and administrative expense not allocated to our operating segments, and a decrease of $364,000 in transaction costs, partially offset by $69,000,000 in impairment of real estate recognized in 2019, a decrease of $42,206,000 in segment net operating income, and an increase of $29,174,000 in loss on early extinguishment of debt.

Funds From Operations

See “Item 6—Selected Financial Data—Funds from Operations” in this Annual Report on Form 10-K for a discussion of why we believe FFO is a useful supplemental measure of operating performance and the limitations of FFO as a measurement tool.

The following table sets forth a reconciliation of net income (loss) attributable to common stockholders to FFO attributable to common stockholders:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net income (loss) attributable to common stockholders (1) (2)	$322,696	$(14,298)
Depreciation and amortization	27,374	53,228
Impairment of real estate	69,000	—
Gain on sale of depreciable assets	(433,104)	—
FFO attributable to common stockholders (1) (2)	$(14,034)	$38,930

(1)
During the years ended December 31, 2019 and 2018, we recognized $29,982,000 and $808,000, respectively, of loss on early extinguishment of debt. Such losses are included in, and have the effect of reducing, net income (loss) attributable to common stockholders and FFO attributable to common stockholders, because loss on early extinguishment of debt is not an adjustment prescribed by NAREIT.

(2)
During the year ended December 31, 2019, the Company recognized redeemable preferred stock redemptions of $5,882,000 primarily in connection with the Tender Offer. Such amount is included in, and has the effect of reducing, net income (loss) attributable to common stockholders and FFO attributable to common stockholders, because redeemable preferred stock redemptions are not an adjustment prescribed by NAREIT.

FFO attributable to common stockholders was $(14,034,000) for the year ended December 31, 2019, a decrease of $52,964,000 compared to $38,930,000 for the year ended December 31, 2018, primarily due to the Asset Sale. The decrease in

FFO is primarily attributable to a decrease of $42,206,000 in segment net operating income, an increase of $29,174,000 in loss on early extinguishment of debt, an increase of $5,886,000 in redeemable preferred stock redemptions primarily in connection with the Tender Offer, and an increase of $1,672,000 in redeemable preferred stock dividends declared or accumulated, partially offset by a decrease of $15,121,000 in interest expense not allocated to our operating segments, a decrease of $6,085,000 in asset management and other fees to related parties not allocated to our operating segments, an increase of $3,329,000 in interest and other income not allocated to our operating segments, a decrease of $859,000 in general and administrative expense not allocated to our operating segments, and a decrease of $364,000 in transaction costs.

Summary Segment Results

During the years ended December 31, 2019 and 2018, CIM Commercial operated in three segments: office and hotel properties and lending. Set forth and described below are summary segment results for our operating segments.

	Year Ended
	December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenues:
Office	$86,948	$147,811	$(60,863)	(41.2)%
Hotel	$38,748	$38,789	$(41)	(0.1)%
Lending	$10,964	$10,870	$94	0.9%

Expenses:
Office	$37,159	$57,004	$(19,845)	(34.8)%
Hotel	$26,424	$25,295	$1,129	4.5%
Lending	$5,826	$5,714	$112	2.0%

Revenues

Office Revenue:  Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased to $86,948,000, or by 41.2%, for the year ended December 31, 2019 compared to $147,811,000 for the year ended December 31, 2018. The decrease is primarily due to the sale of three office properties and a parking garage in Oakland, California, the sale of an office property in Washington, D.C., and the sale of an office property in San Francisco, California, all of which were consummated in March 2019, the sale of an office property in Oakland, California, which was consummated in May 2019, the sale of two office properties in Washington, D.C., which was consummated in July 2019, and lower revenues at an office property in Los Angeles, California, partially offset by increases in rental revenue at certain of our properties due to increases in rental rates as a result of leasing activity and an increase in expense reimbursements at one of our properties. The office property in Los Angeles, California is being repositioned into vibrant, collaborative office space after the expiration in April 2019 of a lease agreement for 100% of such property, which space has been partially occupied by an affiliate of the Company since May 2019. The aforementioned sales are expected to cause office revenue to decline materially during the year ending December 31, 2020 as compared to the year ended December 31, 2019.

Hotel Revenue:  Hotel revenue decreased to $38,748,000, or by 0.1%, for the year ended December 31, 2019 compared to $38,789,000 for the year ended December 31, 2018. Renovations of the guest rooms, food and beverage amenities, public areas, meeting rooms and other amenities at the hotel during 2020, as well as the outbreak of COVID-19 that began in the fourth quarter of 2019, are expected to cause hotel revenue to decline materially during the year ending December 31, 2020 as compared to the year ended December 31, 2019.

Lending Revenue:  Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue increased to $10,964,000, or by 0.9%, for the year ended December 31, 2019 compared to $10,870,000 for the year ended December 31, 2018. The increase is primarily due to an increase in servicing asset income and interest income, partially offset by a decrease in premium income from the sale of the guaranteed portion of our SBA 7(a) loans.

Interest and Other Income: Interest and other income represents revenue generated outside of our reportable segments. Interest and other income for the year ended December 31, 2019 was $3,329,000, compared to $0 for the year ended

December 31, 2018. The increase was primarily due to interest earned on the proceeds from the Asset Sale received during the year ended December 31, 2019 until the payment of the Special Dividend in August 2019, as well as interest earned during the fourth quarter of 2019 on the funds used for the Tender Offer.

Expenses

Office Expenses:  Office expenses decreased to $37,159,000, or by 34.8%, for the year ended December 31, 2019 compared to $57,004,000 for the year ended December 31, 2018. The decrease is primarily due to the sale of three office properties and a parking garage in Oakland, California, the sale of an office property in Washington, D.C., and the sale of an office property in San Francisco, California, all of which were consummated in March 2019, the sale of an office property in Oakland, California, which was consummated in May 2019, and the sale of two office properties in Washington, D.C., which was consummated in July 2019, partially offset by an increase in real estate taxes at certain of our properties in California due to real estate tax refunds related to prior years recognized during the year ended December 31, 2018, an increase in payroll costs at most of our properties, and higher expenses at an office property in Los Angeles, California that is being repositioned into vibrant, collaborative office space. The aforementioned sales are expected to cause office expenses to decline materially during the year ending December 31, 2020 as compared to the year ended December 31, 2019.

Hotel Expenses:  Hotel expenses increased to $26,424,000, or by 4.5%, for the year ended December 31, 2019 compared to $25,295,000 for the year ended December 31, 2018, primarily due to an increase in payroll costs. Renovations of the guest rooms, food and beverage amenities, public areas, meeting rooms and other amenities at the hotel during 2020 are expected to cause hotel expenses to decline materially during the year ending December 31, 2020 as compared to the year ended December 31, 2019.

Lending Expenses:  Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related party. Lending expenses increased to $5,826,000, or by 2.0%, for the year ended December 31, 2019 compared to $5,714,000 for the year ended December 31, 2018. The increase is primarily due to an increase in interest expense as a result of the issuance of the SBA 7(a) loan-backed notes in May 2018, partially offset by a decrease in general and administrative expenses.

Asset Management and Other Fees to Related Parties:  Asset management fees and other fees to related parties, which have not been allocated to our operating segments, were $15,921,000 for the year ended December 31, 2019, a decrease of $6,085,000, compared to $22,006,000 for the year ended December 31, 2018. Asset management fees totaled $12,019,000 for the year ended December 31, 2019 compared to $17,880,000 for the year ended December 31, 2018. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban's assets, which are appraised in the fourth quarter of each year. The lower fees reflect a decrease in the adjusted fair value of CIM Urban's assets due to assets sold in the Asset Sale, including the sale of three office properties and a parking garage in Oakland, California, the sale of an office property in Washington, D.C., and the sale of an office property in San Francisco, California, all of which were consummated in March 2019, the sale of an office property in Oakland, California, which was consummated in May 2019, and the sale of two office properties and one development site in Washington, D.C., which was consummated in July 2019, partially offset by net increases in the fair value of CIM Urban’s real estate assets based on the December 31, 2018 appraised values as well as incremental capital expenditures during 2019. CIM Commercial also pays a Base Service Fee to the Administrator, a related party, which totaled $1,102,000 for the year ended December 31, 2019 compared to $1,079,000 for the year ended December 31, 2018. In addition, the Administrator received compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered by the Base Service Fee. For the years ended December 31, 2019 and 2018, we expensed $2,577,000 and $2,783,000 for such services, respectively. For the years ended December 31, 2019 and 2018, we also expensed $223,000 and $264,000, respectively, related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement Agreement. The properties sold as part of the Asset Sale will cause asset management fees to decline materially during the year ending December 31, 2020 as compared to the year ended December 31, 2019, and, as discussed in "Item 1––Business" of this Annual Report on Form 10-K, for the first and second quarters of 2020, we will, subject to applicable laws and regulations under Nasdaq and the TASE and the agreement of the Operator and or the Administrator, as applicable, seek to pay some or all of the asset management fees, the Base Service Fee and or reimbursements under the Master Services Agreement in respect of such quarter in shares of Common Stock. The Company may seek to do so for the third and fourth quarters of 2020 as well (subject to the agreement of the Operator and or the Administrator, as the case may be, and the approval of a special committee consisting of the independent members of the Board of Directors).

Interest Expense:  Interest expense, which has not been allocated to our operating segments, was $10,361,000 for the year ended December 31, 2019, a decrease of $15,121,000, compared to $25,482,000 for the year ended December 31, 2018. The decrease is primarily due to the legal defeasance of mortgage loans with an aggregate outstanding principal balance of

$205,500,000 in connection with the sale of three office properties and a parking garage in Oakland, California, the prepayment of a $46,000,000 mortgage loan in connection with the sale of an office property in Washington, D.C., and the assumption of a $28,200,000 mortgage loan by the buyer of an office property in San Francisco, California, all of which were consummated in March 2019, the legal defeasance of a mortgage loan with an outstanding principal balance of $39,500,000 in connection with the sale of an office property in Oakland, California, which was consummated in May 2019, a decrease in interest expense, including the impact of interest rate swaps, as a result of the lower average outstanding principal balance on our revolving credit facility during 2019 compared to the average outstanding principal balance on our unsecured credit and term loan facilities during 2018, and due to higher income during 2019 received in connection with the termination of interest rate swaps as compared to 2018. The aforementioned reductions in our debt are expected to cause interest expense to decline materially during the year ending December 31, 2020 as compared to the year ended December 31, 2019. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the amount and timing of future borrowings on our revolving credit facility, and the terms and amount of any new borrowings we may enter into.

General and Administrative Expenses:  General and administrative expenses, which have not been allocated to our operating segments, were $4,069,000 for the year ended December 31, 2019, a decrease of $859,000, compared to $4,928,000 for the year ended December 31, 2018. The decrease is primarily due to certain expenses related to our multifamily properties sold during the year ended December 31, 2017, which were expensed in 2018.

Transaction Costs:  Transaction costs were $574,000 for the year ended December 31, 2019, a decrease of $364,000 compared to $938,000 for the year ended December 31, 2018.

Depreciation and Amortization Expense:  Depreciation and amortization expense was $27,374,000 for the year ended December 31, 2019, a decrease of $25,854,000, compared to $53,228,000 for the year ended December 31, 2018. The decrease is primarily due to the sale of three office properties and a parking garage in Oakland, California that were held for sale starting in mid-January 2019 and sold in March 2019, the sale of an office property in Washington, D.C. that was held for sale starting in late January 2019 and sold in March 2019, the sale of an office property in San Francisco, California that was held for sale starting in late December 2018 and sold in mid-March 2019, the sale of an office property in Oakland, California that was held for sale in mid-March 2019 and sold in mid-May 2019, the impairment of two office properties and one development site in Washington, D.C., which decreased the carrying amounts of such properties and the depreciation thereon through late June 2019, when they were held for sale and sold in late July 2019, and the early renewal of a large tenant at one of our California properties, which increased the life over which certain acquisition-related assets are depreciated. The aforementioned sales are expected to cause depreciation and amortization expense to decline materially during the year ending December 31, 2020 as compared to the year ended December 31, 2019.
Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt was $29,982,000 for the year ended December 31, 2019, an increase of $29,174,000, compared to $808,000 for the year ended December 31, 2018. In March 2019, we legally defeased mortgage loans with an aggregate outstanding principal balance of $205,500,000 in connection with the sale of three office properties and a parking garage in Oakland, California, we prepaid a $46,000,000 mortgage loan in connection with the sale of an office property in Washington, D.C., and a $28,200,000 mortgage loan was assumed by the buyer of an office property in San Francisco, California. In May 2019, one mortgage loan, with an outstanding principal balance of $39,500,000 at such time, was legally defeased in connection with the sale of the related property. Loss on early extinguishment of debt for the year ended December 31, 2019 consists of the costs associated with the aforementioned legal defeasances, repayment, and assumption of mortgage loans, the write-off of unamortized deferred loan costs, and, with regards to the legal defeasances, the difference between the purchase price of the U.S. government securities and the outstanding principal balance of the mortgage loans that were legally defeased. Loss on early extinguishment of debt for the year ended December 31, 2018 consists of the write-off in October 2018 of unamortized deferred loan costs on our unsecured term loan facility, as a result of the repayment and termination of the $170,000,000 of outstanding borrowings on our unsecured term loan facility using proceeds from our revolving credit facility we entered into in October 2018.
Impairment of Real Estate:  Impairment of real estate was $69,000,000 for the year ended December 31, 2019 and $0 for the year ended December 31, 2018. In connection with our negotiation of an agreement with an unrelated third-party for the sale of 100% fee-simple interests in two office properties and one development site in Washington, D.C., we determined that the book values of such properties exceeded their estimated fair values and recognized impairment charges totaling $69,000,000 for the year ended December 31, 2019. Our determination of the fair value of such properties was based on the sales price negotiated with the third-party buyer.

Gain on sale of real estate: Gain on sale of real estate was $433,104,000 for the year ended December 31, 2019 and $0 for the year ended December 31, 2018. We recognized a gain on sale of real estate of $289,779,000 in connection with the sale of three office properties and a parking garage in Oakland, California, $45,710,000 in connection with the sale of an office property in Washington, D.C., and $42,092,000 in connection with the sale of an office property in San Francisco, California, all of which were consummated in March 2019, a gain on sale of real estate of $55,221,000 in connection with the sale of an office property in Oakland, California, which was consummated in May 2019, and a gain on sale of real estate of $302,000 in connection with the sale of two office properties and one development site in Washington, D.C., which was consummated in July 2019.

Provision for Income Taxes:  Provision for income taxes was $882,000 for the year ended December 31, 2019, a decrease of $43,000, compared to $925,000 for the year ended December 31, 2018.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Net Income

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Total revenues	$197,470	$236,059	$(38,589)	(16.3)%
Total expenses	$195,403	$263,023	$(67,620)	(25.7)%
Gain on sale of real estate	$—	$408,098	$(408,098)	—
Net income	$1,142	$379,758	$(378,616)	—

Net income decreased to $1,142,000, or by $378,616,000, for the year ended December 31, 2018, compared to $379,758,000 for the year ended December 31, 2017. The decrease was primarily attributable to the gain on sale of real estate of $408,098,000 recognized in 2017, a decrease of $18,995,000 in segment net operating income, and an increase of $1,910,000 in general and administrative expenses not allocated to our operating segments, partially offset by $13,100,000 in impairment of real estate recognized in 2017, a decrease of $10,924,000 in transaction costs, a decrease of $8,588,000 in interest expense not allocated to our operating segments, a decrease of $7,407,000 in loss on early extinguishment of debt, a decrease of $5,136,000 in depreciation and amortization, and a decrease of $4,781,000 in asset management and other fees to related parties not allocated to our operating segments.

Funds from Operations

See “Item 6—Selected Financial Data—Funds from Operations” in this Annual Report on Form 10-K for a discussion of why we believe FFO is a useful supplemental measure of operating performance and the limitations of FFO as a measurement tool.

The following table sets forth a reconciliation of net (loss) income attributable to common stockholders to FFO attributable to common stockholders:

	Year Ended December 31,
	2018	2017
	(in thousands)
Net (loss) income attributable to common stockholders (1)	$(14,298)	$377,813
Depreciation and amortization	53,228	58,364
Impairment of real estate		13,100
Gain on sale of depreciable assets	—	(408,098)
FFO attributable to common stockholders (1)	$38,930	$41,179

(1)
During the years ended December 31, 2018 and 2017, we recognized $808,000 and $8,215,000, respectively, of loss on early extinguishment of debt. Such losses are included in, and have the effect of reducing, net income (loss) attributable to common stockholders and FFO attributable to common stockholders, because loss on early extinguishment of debt is not an adjustment prescribed by NAREIT.

FFO attributable to common stockholders was $38,930,000 for the year ended December 31, 2018, a decrease of $2,249,000 compared to $41,179,000 for the year ended December 31, 2017. The decrease in FFO was primarily attributable to a decrease of $18,995,000 in segment net operating income, an increase of $13,497,000 in redeemable preferred stock dividends declared or accumulated, and an increase of $1,910,000 in general and administrative expenses not allocated to our operating segments, partially offset by a decrease of $10,924,000 in transaction costs, a decrease of $8,588,000 in interest expense not allocated to our operating segments, a decrease of $7,407,000 in loss on early extinguishment of debt, and a decrease of $4,781,000 in asset management and other fees to related parties not allocated to our operating segments.
Summary Segment Results

During the year ended December 31, 2018, CIM Commercial operated in three segments: office and hotel properties and lending. During the year ended December 31, 2017, CIM Commercial operated in four segments: office, hotel and multifamily properties and lending. Set forth and described below are summary segment results for our operating segments.

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenues:
Office	$147,811	$173,853	$(26,042)	(15.0)%
Hotel	$38,789	$38,585	$204	0.5%
Multifamily	$—	$13,400	$(13,400)	—
Lending	$10,870	$10,221	$649	6.3%

Expenses:
Office	$57,004	$69,631	$(12,627)	(18.1)%
Hotel	$25,295	$25,136	$159	0.6%
Multifamily	$—	$7,952	$(7,952)	—
Lending	$5,714	$4,888	$826	16.9%

Revenues

Office Revenue:  Office revenue includes rental revenues, expense reimbursements and lease termination income from office properties. Office revenue decreased to $147,811,000, or by 15.0%, for the year ended December 31, 2018 compared to $173,853,000 for the year ended December 31, 2017. The decrease was primarily due to the sale of one office property in San Francisco, California in March 2017, the sale of one office property in Charlotte, North Carolina in June 2017, the sale of one office property and one parking garage in Sacramento, California in June 2017, the sale of two office properties in Washington, D.C. in August and October 2017, the sale of one office property in Los Angeles, California in September 2017, a decrease in lease termination income at two of our California properties primarily due to recognition of fees in connection with the early termination of a large tenant who vacated in December 2017, which space has been leased to a new tenant whose rent commenced on January 1, 2018, and a decrease in expense reimbursements revenue at certain of our California properties and one of our Washington, D.C. properties, partially offset by an increase from the acquisition of one office property in San Francisco, California in December 2017, the acquisition of one office property in Beverly Hills, California in January 2018, an increase in revenue at certain of our California and Washington, D.C. properties due to increases in occupancy and or rental rates, and an increase from real estate tax refunds related to prior years received during the year ended December 31, 2018 for the property in Washington, D.C. that we sold in October 2017.

Hotel Revenue:  Hotel revenue increased to $38,789,000, or by 0.5%, for the year ended December 31, 2018 compared to $38,585,000 for the year ended December 31, 2017.

Multifamily Revenue:  Multifamily revenue of $13,400,000 for the year ended December 31, 2017 was related to three multifamily properties in Dallas, Texas, which were sold in May and June 2017, one multifamily property in New York, New York, which was sold in September 2017, and one multifamily property in Houston, Texas, which was sold in December 2017. As a result of the aforementioned sales, there was no multifamily revenue during 2018.

Lending Revenue:  Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue increased to $10,870,000, or by 6.3%, for the year ended December 31, 2018 compared to $10,221,000 for the year ended December 31, 2017. The increase was primarily due to increases in the prime rate, an increase in the retained loan portfolio, and higher revenue resulting from the recognition of accretion for discounts related to increased prepayments on our loans, partially offset by a decrease in premium income from the sale of the guaranteed portion of our SBA 7(a) loans and a decrease related to a break-up fee received during the year ended December 31, 2017.

Expenses

Office Expenses:  Office expenses decreased to $57,004,000, or by 18.1%, for the year ended December 31, 2018 compared to $69,631,000 for the year ended December 31, 2017. The decrease was primarily due to the sale of one office property in Charlotte, North Carolina in June 2017, the sale of one office property and one parking garage in Sacramento, California in June 2017, the sale of two office properties in Washington, D.C. in August and October 2017, the sale of one office property in Los Angeles, California in September 2017, a decrease in other tenant reimbursable expenses at one of our Washington, D.C. properties, and a decrease in real estate taxes at certain California properties due to real estate tax refunds related to prior years, which were received during the year ended December 31, 2018, partially offset by the transfer of the right to collect supplemental real estate tax reimbursements which reduced real estate taxes at our office property in San Francisco, California at the time of the property's sale in March 2017, an increase from the acquisition of one office property in San Francisco, California in December 2017, the acquisition of one office property in Beverly Hills, California in January 2018, and an increase in operating expenses at certain of our California properties and at one of our Washington, D.C. properties.

Hotel Expenses:  Hotel expenses increased to $25,295,000, or by 0.6%, for the year ended December 31, 2018 compared to $25,136,000 for the year ended December 31, 2017.

Multifamily Expenses:  Multifamily expenses of $7,952,000 for the year ended December 31, 2017 were related to three multifamily properties in Dallas, Texas, which were sold in May and June 2017, one multifamily property in New York, New York, which was sold in September 2017, and one multifamily property in Houston, Texas, which was sold in December 2017. As a result of the aforementioned sales, there were no multifamily expenses during 2018.

Lending Expenses:  Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related party. Lending expenses increased to $5,714,000, or by 16.9%, for the year ended December 31, 2018 compared to $4,888,000 for the year ended December 31, 2017. The increase is primarily due to interest expense that commenced in May 2018 as a result of the issuance of the SBA 7(a) loan-backed notes and an increase in interest expense in connection with our secured borrowings, partially offset by a decrease in payroll related expenses.

Asset Management and Other Fees to Related Parties:  Asset management fees and other fees to related parties, which have not been allocated to our operating segments, were $22,006,000 for the year ended December 31, 2018, a decrease of $4,781,000, compared to $26,787,000 for the year ended December 31, 2017. Asset management fees totaled $17,880,000 for the year ended December 31, 2018 compared to $22,229,000 for the year ended December 31, 2017. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban's assets, which are appraised in the fourth quarter of each year. The lower fees reflect a decrease in the adjusted fair value of CIM Urban's assets due to the sale of one office property in March 2017, the sale of two multifamily properties in May 2017, the sale of two office properties, one parking garage, and one multifamily property in June 2017, the sale of one office property in August 2017, the sale of one office property and one multifamily property in September 2017, the sale of one office property in October 2017, and the sale of one multifamily property in December 2017, partially offset by the acquisition of one office property in December 2017, the acquisition of one office property in January 2018 and net increases in the fair value of CIM Urban’s real estate assets based on the December 31, 2017 appraisals as well as incremental capital expenditures during 2018. CIM Commercial also pays a Base Service Fee to the Administrator, a related party, which totaled $1,079,000 for the year ended December 31, 2018 compared to $1,060,000 for the year ended December 31, 2017. In addition, the Administrator received compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered by the Base Service Fee. For the years ended December 31, 2018 and 2017, we expensed $2,783,000 and $3,065,000 for such services, respectively. For the years ended December 31, 2018 and 2017, we also expensed $264,000 and $433,000, respectively, related to corporate services subject to reimbursement by us under the CIM SBA Staffing and Reimbursement Agreement.

Interest Expense:  Interest expense, which has not been allocated to our operating segments, was $25,482,000 for the year ended December 31, 2018, a decrease of $8,588,000 compared to $34,070,000 for the year ended December 31, 2017. The decrease in interest expense, which includes the impact of interest rate swaps and loan fee amortization expense, is primarily due to lower average outstanding balances under the unsecured credit and term loan facilities, and revolving credit facility as a result of aggregate repayments of $215,000,000 of outstanding borrowings on our unsecured term loan facility in August and November 2017, the payoff of a $25,331,000 mortgage loan in March 2017 in connection with the sale of one office property, the payoff of mortgage loans with a combined balance of $38,781,000 in connection with the sale of three multifamily properties in May and June 2017, the assumption of a $21,700,000 mortgage loan by the buyer of one office property in September 2017, and the assumption of a $28,560,000 mortgage loan by the buyer of one multifamily property in December 2017.

General and Administrative Expenses:  General and administrative expenses, which have not been allocated to our operating segments, were $4,928,000 for the year ended December 31, 2018, an increase of $1,910,000 compared to $3,018,000 for the year ended December 31, 2017. The increase was primarily due to certain expenses related to our multifamily properties sold during the year ended December 31, 2017, which were expensed in 2018, and an increase in legal and other professional fees and shareholder services expenses.

Transaction Costs:  Transaction costs were $938,000 for the year ended December 31, 2018, a decrease of $10,924,000 compared to $11,862,000 for the year ended December 31, 2017. The decrease was primarily due to the payments totaling $11,845,000 that we made in August 2017 in connection with a lawsuit filed by the City and County of San Francisco claiming past due real property transfer tax relating to a transaction in a prior year, partially offset by an increase in abandoned project costs. In September 2018, we filed a lawsuit against the City and County of San Francisco seeking a refund of the $11,845,000 in penalties, interest and legal fees paid. We disputed that such penalties, interest and legal fees were payable but, in order to contest the asserted tax obligations, we had to pay such amounts to the City and County of San Francisco in August 2017. We have been vigorously pursuing this litigation and intend to continue to do so.

Depreciation and Amortization Expense:  Depreciation and amortization expense was $53,228,000 for the year ended December 31, 2018, a decrease of $5,136,000 compared to $58,364,000 for the year ended December 31, 2017. The decrease was primarily due to the sale of one office property in San Francisco, California that was held for sale starting in February 2017 and sold in March 2017, the sale of three multifamily properties in Dallas, Texas that were held for sale in May 2017 and sold in May and June 2017, the sale of two office properties and a parking garage in Sacramento, California and Charlotte, North Carolina, that were held for sale in April 2017 and sold in June 2017, the sale of one office property in Los Angeles, California that was held for sale in May 2017 and sold in September 2017, the sale of two multifamily properties in New York, New York and Houston, Texas that were held for sale in July 2017 and sold in September and December 2017, respectively, the sale of two office properties in Washington, D.C. that were held for sale in August 2017 and sold in August and October 2017, and the acceleration of tenant improvement depreciation and lease commission amortization during the year ended December 31, 2017 in connection with the early termination of a large tenant at one of our California properties who vacated in December 2017, partially offset by depreciation expense related to two office properties in San Francisco, California and Beverly Hills, California, which were acquired in December 2017 and January 2018, respectively, as well as incremental capital expenditures in 2018.
Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt was $808,000 for the year ended December 31, 2018, a decrease of $7,407,000, compared to $8,215,000 for the year ended December 31, 2017. Loss on early extinguishment of debt for the year ended December 31, 2018 consists of the write-off in October 2018 of unamortized deferred loan costs on our unsecured term loan facility, as a result of the repayment and termination of the $170,000,000 of outstanding borrowings on our unsecured term loan facility using proceeds from our revolving credit facility we entered into in October 2018. Loss on early extinguishment of debt for the year ended December 31, 2017 consists of the costs associated with the repayment, assumption of mortgage loans, and the write-off of unamortized deferred loan costs, in connection with the payoff of a $25,331,000 mortgage loan in March 2017 at the sale of one office property, the payoff of mortgage loans with a combined balance of $38,781,000 at the sale of three multifamily properties in May and June 2017, the assumption of a $21,700,000 mortgage loan by the buyer of one office property in September 2017, and the assumption of a $28,560,000 mortgage loan by the buyer of one multifamily property in December 2017, as well as the write-off of unamortized deferred loan costs on our unsecured term loan facility as a result of aggregate repayments of $215,000,000 of outstanding borrowings on our unsecured term loan facility in August and November 2017.
Impairment of Real Estate: Impairment of real estate was $0 for the year ended December 31, 2018 and $13,100,000 for the year ended December 31, 2017. In August 2017, we negotiated an agreement with an unrelated third-party for the sale of one office property in Washington, D.C., which was sold in October 2017. We determined the book value of this property exceeded its estimated fair value less costs to sell, and as such, an impairment charge of $13,100,000 was recognized for the year ended December 31, 2017. Our determination of the fair value of such property was based on the sale price negotiated with the third-party buyer.

Gain on sale of real estate: Gain on sale of real estate was $0 for the year ended December 31, 2018 and $408,098,000 for the year ended December 31, 2017. We recognized a gain on sale of real estate of $189,242,000 in connection with the sale of an office property in San Francisco, California, which was consummated in March 2017, a gain on sale of real estate of $11,613,000 in connection with the sale of two multifamily properties in Dallas, Texas, which was consummated in May 2017, a gain on sale of real estate of $45,906,000 in connection with the sale of an office property in Charlotte, North Carolina, $34,559,000 in connection with the sale of an office property and a parking garage in Sacramento, California, and $28,648,000 in connection with the sale of a multifamily property in Dallas, Texas, all of which were consummated in June 2017, a gain on sale of real estate of $34,456,000 in connection with the sale of an office property in Washington, D.C., which was consummated in August 2017, a gain on sale of real estate of $23,810,000 in connection with the sale of an office property in Los Angeles, California, and a gain on sale of real estate of $16,556,000 in connection with the sale of a multifamily property in New York, New York, which were consummated in September 2017, a gain on sale of real estate of $2,994,000 in connection with the sale of an office property in Washington, D.C., which was consummated in October 2017, and a gain on sale of real estate of $20,314,000 in connection with the sale of a multifamily property in Houston, Texas, which was consummated in December 2017.

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

In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial could borrow up to a maximum of $385,000,000. Outstanding advances under the term loan facility bore interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio, which interest rate was effectively converted to a fixed rate of 3.16% through interest rate swaps. The term loan facility had a maturity date in May 2022. On November 2, 2015, $385,000,000 was drawn under the term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. During the year ended December 31, 2017, we repaid $215,000,000 of outstanding borrowings on our unsecured term loan facility. In connection with such paydowns, we wrote off deferred loan costs of $1,988,000 and related accumulated amortization of $705,000, a proportionate amount to the borrowings being repaid, which was recorded as loss on early extinguishment of debt for the year ended December 31, 2017. On October 30, 2018, we repaid and terminated the $170,000,000 of outstanding borrowings on our unsecured term loan facility using proceeds from our new revolving credit facility (as described below). In connection with such paydown and termination, we wrote off the remaining deferred loan costs of $1,872,000 and related accumulated amortization of $1,064,000, which was recorded as loss on early extinguishment of debt for the year ended December 31, 2018.

In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. A portion of the net proceeds from the loans was used to repay outstanding balances under our unsecured credit facility and the remaining portion was used to repurchase shares of our Common Stock in a private repurchase in September 2016. On September 21, 2017, in connection with the sale of an office property in Los Angeles, California, one mortgage loan with an outstanding principal balance of $21,700,000, collateralized by such property, was assumed by the buyer, and we recognized a loss on early extinguishment of debt of $367,000 for the year ended December 31, 2017, which represents the write-off of deferred loan costs of $259,000 and related accumulated amortization of $32,000, and transaction costs of $140,000. On March 1, 2019, additional mortgage loans, with an aggregate outstanding principal balance of $205,500,000 at such time, were legally defeased in connection with the sale of the related properties. The cash outlay required for this defeasance in the net amount of $224,086,000 was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loans from the effective date of this defeasance through the date on which we could repay the loans at par. As a result of this defeasance, we recognized a loss on early extinguishment of debt of $19,290,000 for the year ended December 31, 2019, which represents the sum of the difference between the purchase price of U.S. government securities of $224,086,000 and the aggregate outstanding principal balance of the mortgage loans of $205,500,000, the write-off of deferred loan costs of $637,000 and related accumulated amortization of $170,000, and transaction costs of $237,000. On March 14, 2019, in connection with the sale of an office property in San Francisco, California, one mortgage loan with an outstanding principal balance of $28,200,000 at such time was assumed by the buyer. As a result of this assumption, we recognized a loss on early extinguishment of debt of $178,000 for the year ended December 31, 2019, which represents the write-off of deferred loan costs of $243,000 and related accumulated amortization of $65,000. On May 16, 2019, one mortgage loan with an outstanding principal balance of $39,500,000 at such time, was legally defeased in connection with the sale of the related property. The cash outlay required for this defeasance in the net amount of $44,108,000 was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loan from the effective date of this defeasance through the date on which we could repay the loan at par. As a result of this defeasance, we recognized a loss on early extinguishment of debt of $4,911,000 for the year ended December 31, 2019, which represents the sum of the difference between the purchase price of U.S. government securities of $44,108,000 and the outstanding principal balance of the mortgage loan of $39,500,000, the write-off of deferred loan costs of $287,000 and related accumulated amortization of $82,000, and transaction costs of $98,000.

On May 30, 2018, we completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $38,200,000 of unguaranteed SBA 7(a) loan-backed notes. The securitization uses a trust formed for the benefit of the note holders (the "Trust") which is considered a variable interest entity ("VIE"). Applying the consolidation requirements for VIEs under the accounting rules in Accounting Standards Codification ("ASC") Topic 810, Consolidation, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. The SBA 7(a) loan-backed notes are collateralized solely by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of our collateralized SBA 7(a) loans, at issuance, we estimated the weighted average life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%.  We reflect the SBA 7(a) loans receivable as assets on our consolidated balance sheets and the SBA 7(a) loan-backed notes as debt on our consolidated balance sheets. The restricted cash on our consolidated balance sheets as of December 31, 2019 and 2018 included $3,306,000 and $3,174,000, respectively, of funds related to our SBA 7(a) loan-backed notes.

In October 2018, CIM Commercial entered into a revolving credit facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $250,000,000, subject to a borrowing base calculation. The revolving credit facility is secured by deeds of trust on certain properties. Outstanding advances under the revolving credit facility bear interest at (i) the base rate plus 0.55% or (ii) LIBOR plus 1.55%. At December 31, 2019, the variable interest rate was 3.29%. The interest rate on the first $120,000,000 of one-month LIBOR indexed variable rate borrowings on our revolving credit facility was effectively converted to a fixed rate of 3.11% through interest rate swaps until such swaps were terminated on March 11, 2019. The revolving credit facility is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions. On October 30, 2018, we borrowed $170,000,000 on this facility to repay outstanding borrowings on our unsecured term loan facility. On December 28, 2018, we repaid $40,000,000 of outstanding borrowings on our revolving credit facility and we terminated one interest rate swap with a notional value of $50,000,000. On February 28, 2019 and March 11, 2019, we repaid $10,000,000 and $120,000,000, respectively, of outstanding borrowings on our revolving credit facility using cash on hand and net proceeds from the Asset Sale, and, in connection with the March 11, 2019 repayment, we terminated our two remaining interest rate swaps, which had an aggregate notional value of $120,000,000. At March 12, 2020, December 31, 2019 and December 31, 2018, $159,500,000, $153,000,000 and $130,000,000, respectively, was outstanding under the revolving credit facility, and approximately $67,400,000, $73,900,000 and $91,000,000, respectively, was available for future borrowings. The revolving credit facility is not subject to any financial covenants, but is subject to a borrowing base calculation that determines the amount we can borrow.

On March 28, 2017, in connection with the sale of an office property in San Francisco, California, we paid off a mortgage with an outstanding balance of $25,331,000 using proceeds from the sale. As a result, we recognized a loss on early extinguishment of debt of $1,534,000 for the year ended December 31, 2017, which represents a prepayment penalty of $1,508,000 and the write-off of deferred loan costs of $165,000 and related accumulated amortization of $139,000.

On May 30, 2017, in connection with the sale of two multifamily properties, both located in Dallas, Texas, we paid off two mortgages with an aggregate outstanding principal balance of $15,448,000 using proceeds from the sales. As a result, we recognized a loss on early extinguishment of debt of $2,014,000 for the year ended December 31, 2017, which represents prepayment penalties of $1,901,000 and the write-off of deferred loan costs of $298,000 and related accumulated amortization of $185,000.

On June 23, 2017, in connection with the sale of a multifamily property in Dallas, Texas, we paid off a mortgage with an outstanding principal balance of $23,333,000 using proceeds from the sale. As a result, we recognized a loss on early extinguishment of debt of $2,925,000 for the year ended December 31, 2017, which represents a prepayment penalty of $2,812,000 and the write-off of deferred loan costs of $304,000 and related accumulated amortization of $191,000.

On December 15, 2017, in connection with the sale of a multifamily property in Houston, Texas, a mortgage with an outstanding principal balance of $28,560,000, collateralized by such property, was assumed by the buyer. As a result, we recognized a loss on early extinguishment of debt of $92,000 for the year ended December 31, 2017, which represents the write-off of deferred loan costs of $264,000 and related accumulated amortization of $172,000.

On March 1, 2019, in connection with the sale of an office property in Washington, D.C., we prepaid the related mortgage loan with an outstanding principal balance of $46,000,000 at such time, using proceeds from the sale. As a result, we recognized a loss on early extinguishment of debt of $5,603,000 for the year ended December 31, 2019, which represents a prepayment penalty of $5,325,000 and the write-off of deferred loan costs of $537,000 and related accumulated amortization of $259,000.

We conducted a continuous public offering of Series A Preferred Units from October 2016 through January 2020, where each Series A Preferred Unit consisted of one share of Series A Preferred Stock and one Series A Preferred Warrant. Holders of Series A Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share at an annual rate of 5.5% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter). The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. At the time of issuance, the exercise price of each Series A Preferred Warrant is at a 15.0% premium to the per share estimated NAV of our Common Stock most recently published and designated as the Applicable NAV by us at the time of issuance of such Series A Preferred Warrants. However, in accordance with the terms of the Series A Preferred Warrants, the exercise price of each Series A Preferred Warrant issued prior to the Reverse Stock Split was automatically adjusted to reflect the effect of the Reverse Stock Split and, in the discretion of our Board of Directors, the exercise price and the number of shares issuable upon exercise of each Series A Preferred Warrant issued prior to the Special Dividend was adjusted to reflect the effect of the Special Dividend. As of December 31, 2019, we had issued 4,484,376 Series A Preferred Units and received net proceeds of $102,565,000 after commissions, fees and allocated costs. As of December 31, 2019, there were 4,468,315 shares of Series A Preferred Stock and 4,484,376 Series A Preferred Warrants to purchase 1,164,432 shares of Common Stock outstanding. As of December 31, 2019, 16,061 shares of Series A Preferred Stock had been redeemed. In December 2019, we received a request to redeem 800 shares of Series A Preferred Stock, which were redeemed in January 2020. As of December 31, 2019, such shares are included in accounts payable and accrued expenses on our consolidated balance sheet.

On November 21, 2017, we issued 8,080,740 shares of Series L Preferred Stock and received net proceeds of $207,845,000 after commissions, fees, allocated costs, and a discount. Each share of Series L Preferred Stock has a Series L Preferred Stock Stated Value of $28.37 per share, subject to adjustment. Holders of Series L Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series L Preferred Stock at an annual rate of 5.5% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year), with the first distribution paid in January 2019. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.0% per year, up to a maximum rate of 8.5% per annum. However, prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, the Company must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by our Board of Directors at the end of the prior fiscal year. On December 20, 2019, our Board of Directors announced an Initial Dividend on shares of our Common Stock for fiscal year 2020 in the aggregate amount of $4,380,644.70.

On October 22, 2019, the Company commenced the Tender Offer for the purchase of up to 2,693,580 shares of Series L Preferred Stock, representing one-third of the then-outstanding shares of Series L Preferred Stock. The Tender Offer was oversubscribed, and pursuant to the terms of the Tender Offer, shares of Series L Preferred Stock were accepted for purchase on a pro rata basis. We repurchased 2,693,580 shares of Series L Preferred Stock at a purchase price of $29.12 per share (of which $1.39, or $3,744,000 in the aggregate, reflects the amount of accrued and unpaid dividends on the Series L Preferred Stock as of November 20, 2019), as converted to and paid in ILS. The total cost to repurchase the tendered shares, including professional fees to complete the Tender Offer of $462,000 but excluding the dividends accrued in respect of such shares, was $75,155,000, which was primarily funded from borrowings under the revolving credit facility. We recognized $5,873,000 of redeemable preferred stock redemptions in our consolidated statement of operations for the year ended December 31, 2019 in connection with the Tender Offer. The shares of Series L Preferred Stock accepted for payment by the Company were restored to the status of authorized but unissued shares of preferred stock without designation as to class or series.

Since February 2020, we have been conducting a continuous public offering of up to approximately $785,000,000 of our Series A Preferred Stock and Series D Preferred Stock. Since such time, our Series A Preferred Stock is no longer being issued as a unit with an accompanying Series A Preferred Warrant. Holders of Series A Preferred Stock and Series D Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share at an annual rate of 5.5% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter) and 5.65% of the Series D Preferred Stock Stated Value (i.e., the equivalent of $0.35313 per share per quarter), respectively.

On March 16, 2020, the Company established an “at the market” (“ATM”) program through which it may, from time to time in its discretion, offer and sell shares of Common Stock having an aggregate offering price of up to $25,000,000 through an investment banking firm acting as the sales agent. Sales of Common Stock under the ATM program may be made directly on or through Nasdaq, among other methods. The Company intends to use the net proceeds from shares sold under the ATM program, if any, for general corporate purposes, acquisitions of shares of our preferred stock, whether through one or more tender offers, share repurchases or otherwise, and acquisitions consistent with our acquisition and asset management strategies. As of March 16, 2020, no sales of Common Stock have been made under the ATM program.

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

Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties (including, without limitation, (i) development of an existing surface parking lot at 3601 S Congress Avenue into approximately 42,000 square feet of additional office space, which development is expected to cost approximately $15,300,000, of which costs of $5,671,000 had been incurred as of December 31, 2019, (ii) a repositioning of an existing office building at 4750 Wilshire Boulevard into vibrant, collaborative office space, which repositioning is expected to cost approximately $14,500,000, of which costs of $1,258,000 had been incurred as of December 31, 2019, and (iii) renovations of the guest rooms, food and beverage amenities, public areas, meeting rooms and other amenities at the Sheraton Grand Hotel in Sacramento, California, which renovations are expected to cost approximately $26,300,000, of which costs of $2,423,000 had been incurred as of December 31, 2019), capital expenditures, refinancing of indebtedness, SBA 7(a) loan originations, paying distributions on our Preferred Stock or any other preferred stock we may issue, any future repurchase and or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock) and distributions on our Common Stock. We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through one or more of the methods described in the immediately preceding paragraph. These sources of funding may not be available on attractive terms or at all. If we cannot obtain additional funding for our long-term liquidity needs, our assets may generate lower cash flows or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

Cash Flow Analysis

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Our cash and cash equivalents and restricted cash, inclusive of cash and restricted cash included in assets held for sale, net, totaled $35,947,000 and $77,926,000 at December 31, 2019 and 2018, respectively. Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the ADR of our hotel, the collectability of rent and recoveries from our tenants, and loan related activity. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities totaled $40,985,000 for the year ended December 31, 2019 compared to $61,456,000 for the year ended December 31, 2018. The decrease was primarily due to a $16,405,000 decrease in net income adjusted for the gain on sale of real estate, depreciation and amortization expense, impairment of real estate, and loss on early extinguishment of debt, a decrease of $14,109,000 in proceeds from the sale of guaranteed loans, a decrease of $13,842,000 resulting from a higher level of working capital used compared to the prior period, and a decrease of $2,085,000 in principal collected on loans subject to secured borrowings, partially offset by a decrease of $25,961,000 in loans funded.

Our cash flows from investing activities are primarily related to property acquisitions and sales, expenditures for development or repositioning of properties, capital expenditures and cash flows associated with loans originated at our lending segment.  Net cash provided by investing activities for the year ended December 31, 2019 was $917,193,000 compared to net cash used in investing activities of $131,734,000 in the corresponding period in 2018. The increase was primarily due to $941,032,000 of cash generated from the Asset Sale compared to an outflow of $112,048,000 for the acquisition of real estate during the year ended December 31, 2018, and a $8,681,000 decrease in loans funded, partially offset by an increase of $12,545,000 in cash used to fund additions to investments in real estate, and a $497,000 decrease in principal collected on loans.

Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash used in financing activities for the year ended December 31, 2019 was $1,000,157,000 compared to $6,535,000 in the corresponding period in 2018. We had net debt payments inclusive of secured borrowings and SBA 7(a) loan-backed notes of the lending business, of $38,100,000 for the year ended December 31, 2019, compared with net debt payments of $11,157,000 for the year ended December 31, 2018. Additionally, for the year ended December 31, 2019, we had an outflow of $268,194,000 for investments in marketable securities in connection with the legal defeasance of certain mortgage loans and an outflow of $5,660,000 for prepayment penalties and other payments related to the early extinguishment of debt in connection with the Asset Sale. The source of funds used to pay dividends of $648,591,000 for the year ended December 31, 2019, which includes an annual dividend on the Series L Preferred Stock of $14,045,000 paid in January 2019, was cash provided by operating activities and cash on hand at the beginning of the period, as well as proceeds from the Asset Sale, while the source of funds used to pay dividends of $25,643,000 for the year ended December 31, 2018 was cash provided by operating activities. During the year ended December 31, 2019, we had an outflow of $75,155,000 for the repurchase of Series L Preferred Stock. Proceeds from the issuance of our Series A Preferred Units were $37,582,000 during the year ended December 31, 2019 compared to $36,057,000 in the corresponding period in 2018, while cash used for the payment of deferred stock offering costs totaled $1,320,000 for the year ended December 31, 2019, compared to $1,136,000 in the corresponding period in 2018. Cash used for payment of deferred loan costs totaled $34,000 during the year ended December 31, 2019, compared to $4,234,000 in the corresponding period in 2018, which primarily related to our revolving credit facility we entered into in October 2018 and the issuance of unguaranteed SBA 7(a) loan-backed notes in May 2018.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Our cash and cash equivalents and restricted cash, inclusive of cash and restricted cash included in assets held for sale, net, totaled $77,926,000 and $154,739,000 at December 31, 2018 and 2017, respectively. Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the ADR of our hotel, the collectability of rent and recoveries from our tenants, and loan related activity. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities totaled $61,456,000 for the year ended December 31, 2018 compared to net cash used in operating activities of $2,724,000 for the year ended December 31, 2017. The increase was primarily due to an increase of $54,175,000 resulting from a lower level of working capital used compared to the prior period, primarily due to a prior period $20,000,000 deposit for the office property acquired in January 2018, an increase of $8,936,000 in net income adjusted for the gain on sale of real estate, depreciation and amortization expense, impairment of real estate, loss on early extinguishment of debt, and the transfer of the right to collect supplemental real estate tax reimbursements at an office property in San Francisco, California that we sold in March 2017, an increase of $2,830,000 in proceeds from the sale of guaranteed loans, and a $1,582,000 decrease in loans funded, partially offset by a $976,000 decrease in principal collected on loans subject to secured borrowings.
Our cash flows from investing activities are primarily related to property acquisitions and sales, expenditures for development or repositioning of properties, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash used in investing activities for the year ended December 31, 2018 was $131,734,000 compared to net cash provided by investing activities of $969,865,000 in the corresponding period in 2017. The decrease was primarily due to $1,018,476,000 in cash generated from the sale of real estate during the year ended December 31, 2017, and an increase in the acquisition of real estate cash outflow of $92,417,000, partially offset by a decrease of $9,046,000 in additions to investments in real estate.

Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash used in financing activities for the year ended December 31, 2018 was $6,535,000 compared to $989,011,000 in the corresponding period in 2017. The increase in cash flows from financing activities was primarily due to $886,010,000 used during the year ended December 31, 2017 to repurchase our Common Stock and net debt payments, inclusive of secured borrowings and SBA 7(a) loan-backed notes of the lending business, of $11,157,000 for the year ended December 31, 2018, compared with net debt payments of $287,551,000 in the corresponding period in 2017, primarily due to the repayment of $215,000,000 of outstanding borrowings on our unsecured term loan facility in August and November 2017, and the prepayment of mortgages with an aggregate outstanding principal balance of $64,112,000 in the corresponding period in 2017 in connection with the sale of real estate. Additionally, for the year ended December 31, 2017, we had an outflow of $6,361,000 for prepayment penalties and other payments related to early extinguishment of debt. Proceeds from the issuance of Series L Preferred Stock and Series A Preferred Units were $0 and $36,057,000, respectively, for the year ended December 31, 2018 compared to $210,377,000 and $28,197,000, respectively, in the corresponding period in 2017, while cash used for the payment of deferred stock offering costs totaled $1,136,000 for the year ended December 31, 2018, compared to $3,832,000 in the corresponding period in 2017. The source of funds used to pay dividends of $25,643,000 for the year ended December 31, 2018 was cash provided by operating activities, while the source of funds used to pay dividends of $43,449,000 in the corresponding period in 2017 was cash on hand at the beginning of the period of $144,449,000. Cash used for the payment of deferred loan costs totaled $4,234,000 for the year ended December 31, 2018, which primarily related to the revolving credit facility we entered into in October 2018 and the issuance of unguaranteed SBA 7(a) loan-backed notes in May 2018, compared to $304,000 for the year ended December 31, 2017.

Summarized Contractual Obligations, Commitments and Contingencies

The following summarizes our contractual obligations at December 31, 2019:

	Payments Due by Period
Contractual Obligations	Total	2020	2021 - 2022	2023 - 2024	Thereafter
	(in thousands)
Debt:
Mortgages payable	$97,100	$—	$—	$—	$97,100
Other (1) (2)	202,352	2,650	155,740	2,692	41,270
Secured borrowings (2)	12,152	1,893	941	1,038	8,280
Interest and fees:
Debt (3)	73,537	12,088	22,962	13,061	25,426
Other contractual obligations:
Borrower advances	3,250	3,250	—	—	—
Loan commitments	9,696	9,696	—	—	—
Tenant improvements	7,747	4,547	580	2,620	—
Operating leases	106	106	—	—	—
Total contractual obligations	$405,940	$34,230	$180,223	$19,411	$172,076

(1)	Represents the junior subordinated notes, SBA 7(a) loan-backed notes, and revolving credit facility.

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

(3)
Excludes premiums and discounts. For the mortgage payable and junior subordinated notes, the interest expense is calculated based on the effective interest rate on the related debt. For our revolving credit facility, we use the balance outstanding and the applicable rates in effect at December 31, 2019 to calculate the unused commitment fees. For our secured borrowings related to our government guaranteed loans, we use the variable rate in effect at December 31, 2019.

Off Balance Sheet Arrangements

At December 31, 2019, we did not have any off-balance sheet arrangements.

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

Valuation of Investments in Real Estate

As described in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K, investments in real estate are evaluated for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets held for sale are reported at the lower of the asset’s carrying amount or fair value, less cost to sell. The Company recognized impairment of long lived assets of $69,000,000, $0 and $13,100,000 during the years ended December 31, 2019, 2018 and 2017, respectively.

The Company's process for evaluating real estate impairment involves the comparison of the fair value of each asset group or property to its carrying value. The Company estimates fair value primarily using the income approach. The income approach is based on the present value of the estimated future cash flows attributable to the respective property. This requires management to make significant assumptions related to certain inputs, including the market discount rates and terminal capitalization rates. The valuation of investments in real estate was determined to be a critical accounting policy. The evaluation of market discount rates and terminal capitalization rates requires a subjective evaluation based on the specific property and market and the related comparison to comparable sales data and published sources of these assumptions. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both.

Allowance for Loan Loss Reserves

As described in Notes 2 and 5 to the consolidated financial statements included in this Annual Report on Form 10-K, the Company has loans receivable of $67,532,000 and loan loss reserves of $598,000 as of December 31, 2019. On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves significant judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers' business models and future operations in accordance with ASC 450-20, Contingencies-Loss Contingencies, and ASC 310-10, Receivables. For the years ended December 31, 2019, 2018 and 2017, we recorded $66,000, $147,000 and $97,000 of impairment on our loans receivable, respectively. There were no material loans receivable subject to credit risk which were considered to be impaired at December 31, 2019 or 2018. We also establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, we establish the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.

The evaluation of the collectability of our loans receivable is highly subjective and is based in part on factors that could differ materially from actual results in future periods. If these factors change, we may recognize an impairment loss, which could be material.

FINRA Estimated Per Share Value

We have prepared an estimate of the per share value of our Series A Preferred Stock as of December 31, 2019 in order to assist broker-dealers that are participating in our public offering of Series A Preferred Stock in meeting their obligations under applicable FINRA rules. This estimate utilizes the fair values of our investments in real estate and certain lending assets as well as the carrying amounts of our other assets and liabilities, in each case as of December 31, 2019 (the "Calculated Assets and Liabilities"). Specifically, we divided (i) the fair values of our investments in real estate and certain lending assets and the carrying amounts of our other assets less the carrying amounts of our liabilities, in each case as of December 31, 2019, by (ii) the number of shares of Series A Preferred Stock outstanding as of that date. The fair values of our investments in real estate and certain lending assets were determined with material assistance from third-party appraisal firms engaged to value our investments in real estate and certain lending assets, in each case in accordance with standards set forth by the American Institute of Certified Public Accountants. We believe our methodology of determining the Calculated Assets and Liabilities conforms to standard industry practices and is reasonably designed to ensure it is reliable.

The terms of the Series A Preferred Stock expressly provide that the amount that a holder of Series A Preferred Stock would be entitled to receive upon the redemption of the Series A Preferred Stock or the liquidation of the Company would be equal to the Series A Preferred Stock Stated Value, plus all accumulated, accrued and unpaid dividends thereon (the “Maximum Value”), subject to any applicable redemption fee in the case of a redemption by such holder. As a result, in no event would a holder of Series A Preferred Stock be entitled to receive an amount greater than the Maximum Value upon the redemption of such shares or the liquidation of the Company. Accordingly, although the estimated value of the Series A Preferred Stock, calculated based on the Calculated Assets and Liabilities as described above, exceeded the Maximum Value, the Company determined that the estimated value of the Series A Preferred Stock, as of December 31, 2019, was equal to $25.00 per share, plus accrued and unpaid dividends.

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

We expect to pay dividends on the Series A Preferred Stock in arrears on a monthly basis in accordance with the foregoing provisions, unless our results of operations, our general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. The timing and amount of payment of dividends on the Series A Preferred Stock will be determined by our Board of Directors, in its sole discretion, and may vary from time to time.

Cash dividends on our Series A Preferred Stock paid in respect of the years ended December 31, 2019 and 2018 consist of the following:

Declaration Date	Payment Date	Number of Shares	Cash Dividends
			(in thousands)
December 3, 2019	January 15, 2020	4,468,315	$1,467
August 8, 2019	October 15, 2019	4,091,980	$1,318
June 4, 2019	July 15, 2019	3,601,721	$1,150
February 20, 2019	April 15, 2019	3,149,924	$1,010
December 4, 2018	January 15, 2019	2,847,150	$890
August 22, 2018	October 15, 2018	2,457,119	$769
June 4, 2018	July 16, 2018	2,149,863	$662
March 6, 2018	April 16, 2018	1,674,841	$493

On January 28, 2020, we declared a quarterly cash dividend of $0.34375 per share of our Series A Preferred Stock, or portion thereof for issuances during the period from January 1, 2020 to March 31, 2020. As a result, $0.114583 per share was paid on February 18, 2020 to holders of record of Series A Preferred Stock at the close of business on February 5, 2020, $0.114583 per share will be paid on March 16, 2020 to holders of record of Series A Preferred Stock at the close of business on March 5, 2020, and $0.114583 per share will be paid on April 15, 2020 to holders of record of Series A Preferred Stock at the close of business on April 5, 2020.

Further, on March 2, 2020, we declared a quarterly cash dividend of $0.34375 per share of our Series A Preferred Stock, or portion thereof for issuances during the period from April 1, 2020 to June 30, 2020. As a result, $0.114583 per share will be paid on May 15, 2020 to holders of record of Series A Preferred Stock at the close of business on May 5, 2020, $0.114583 per share will be paid on June 15, 2020 to holders of record of Series A Preferred Stock at the close of business on June 5, 2020, and $0.114583 per share will be paid on July 15, 2020 to holders of record of Series A Preferred Stock at the close of business on July 5, 2020.

Holders of Series D Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series D Preferred Stock at an annual rate of 5.65% of the Series D Preferred Stock Stated Value (i.e., the equivalent of $0.35313 per share per quarter) (the “Series D Dividend”). Dividends on each share of Series D Preferred Stock begin accruing on, and are cumulative from, the date of issuance.

We expect to pay the Series D Dividend in arrears on a monthly basis in accordance with the foregoing provisions, unless our results of operations, our general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. The timing and amount of the Series D Dividend will be determined by our Board of Directors, in its sole discretion, and may vary from time to time.

As of March 12, 2020, there were 5,600 shares of Series D Preferred Stock outstanding. On March 2, 2020, we declared a quarterly cash dividend of $0.235417 per share of our Series D Preferred Stock, or portion thereof for issuances during the period from February 1, 2020 to March 31, 2020, and declared a quarterly cash dividend of $0.353125 per share of our Series D Preferred Stock, or portion thereof for issuances during the period from April 1, 2020 to June 30, 2020. The quarterly dividend per share is lower in the first quarter as it covers a two-month period, whereas the second quarter covers a three-month period because the first issuance of the Series D Preferred Stock occurred in February 2020. These dividends will be payable as follows: $0.117708 per share to be paid on March 16, 2020 to holders of record of Series D Preferred Stock at the close of business on March 5, 2020, $0.117708 per share to be paid on April 15, 2020 to holders of record of Series D Preferred Stock at the close of business on April 5, 2020, $0.117708 per share to be paid on May 15, 2020 to holders of record of Series D Preferred Stock at the close of business on May 5, 2020, $0.117708 per share to be paid on June 15, 2020 to holders of record of Series D Preferred Stock at the close of business on June 5, 2020, and $0.117708 per share to be paid on July 15, 2020 to holders of record of Series D Preferred Stock at the close of business on July 5, 2020.

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

We expect to pay dividends on the Series L Preferred Stock in arrears on an annual basis in accordance with the foregoing provisions, unless our results of operations, our general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.0% per year, up to a maximum rate of 8.5% per annum. However, prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, the Company must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by our Board of Directors at the end of the prior fiscal year. On December 20, 2019, our Board of Directors announced an Initial Dividend on shares of our Common Stock for fiscal year 2020 in the aggregate amount of $4,380,644.70.

Cash dividends on our Series L Preferred Stock paid in respect of the years ended December 31, 2019 and 2018 consist of the following:

Declaration Date	Payment Date	Number of Shares	Cash Dividends
			(in thousands)
December 3, 2019	January 16, 2020	5,387,160	$8,406	(1)
December 4, 2018	January 17, 2019	8,080,740	$14,045	(2)

(1)
Excludes $3,744,000, which represents a prorated cash dividend from January 1, 2019 to November 20, 2019 related to the 2,693,580 shares of Series L Preferred Stock that were repurchased in connection with the Series L Preferred Stock Tender Offer on November 20, 2019.

(2)
Includes $1,436,000, which represents a prorated cash dividend from November 20, 2017 to December 31, 2017. For the year ended December 31, 2017, the accumulated dividends of $1,436,000 are included in the numerator for purposes of calculating basic and diluted net income (loss) attributable to common stockholders per share.

Holders of our Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by us out of legally available funds. In determining our dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, our financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor.

Cash dividends per share of Common Stock paid in respect of the years ended December 31, 2019 and 2018 consist of the following:

Declaration Date	Payment Date	Type (1)	Cash Dividend Per Common Share (1)
December 3, 2019	December 27, 2019	Regular Quarterly	$0.075
August 8, 2019	September 18, 2019	Regular Quarterly	$0.075
August 8, 2019	August 30, 2019	Special Cash	$42.000
June 4, 2019	June 27, 2019	Regular Quarterly	$0.375
February 20, 2019	March 25, 2019	Regular Quarterly	$0.375
December 4, 2018	December 27, 2018	Regular Quarterly	$0.375
August 22, 2018	September 25, 2018	Regular Quarterly	$0.375
June 4, 2018	June 28, 2018	Regular Quarterly	$0.375
March 6, 2018	March 29, 2018	Regular Quarterly	$0.375

(1)	Amounts have been adjusted to give retroactive effect to the Reverse Stock Split.

On March 2, 2020, we declared a cash dividend of $0.075 per share of our Common Stock, to be paid on March 25, 2020 to stockholders of record at the close of business on March 13, 2020.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using a rate of 3.67% at December 31, 2019, and rates ranging from 4.62% to 4.64% at December 31, 2018. Mortgages payable, exclusive of debt included in liabilities associated with assets held for sale, net, with book values of $96,926,000 and $386,923,000 as of December 31, 2019 and 2018, respectively, have fair values of $99,764,000 and $377,364,000, respectively.

Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. At December 31, 2019 and 2018 (excluding premiums, discounts, and deferred loan costs, including debt included in liabilities associated with assets held for sale, net, and before the impact of interest rate swaps, as applicable), $97,100,000 (or 31.2%) and $416,300,000 (or 66.8%) of our debt, respectively, was fixed rate mortgage loans, and $214,504,000 (or 68.8%) and $206,604,000 (or 33.2%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding at December 31, 2019 and 2018, and before the impact of the interest rate swaps, as applicable, a 12.5 basis point change in LIBOR would result in an annual impact to our earnings of approximately $268,000 and $258,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt or the impact of interest rate swaps, as applicable.

In order to manage financing costs and interest rate exposure related to our one-month LIBOR indexed variable rate borrowings, on August 13, 2015, we entered into ten interest rate swap agreements with multiple counterparties totaling $385,000,000 of notional value. These swap agreements became effective on November 2, 2015. These interest rate swaps effectively converted the interest rate on our one-month LIBOR indexed variable rate interest payments into a fixed weighted average rate of 1.563% plus the credit spread, which was 1.55% at December 31, 2018, or an all-in rate of 3.11%. During the year ended December 31, 2017, we repaid $215,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated seven interest rate swaps with an aggregate notional value of $215,000,000, for which we received termination payments, net of fees, of $973,000. On December 28, 2018, we repaid $40,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated one interest rate swap with a notional value of $50,000,000, for which we received a termination payment, net of fees, of $684,000. On March 11, 2019, we repaid $120,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated our two remaining interest rate swaps with an aggregate notional value of $120,000,000, for which we received aggregate termination payments, net of fees, of $1,302,000. For a description of our derivative contracts, see Note 12 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data

The information required by this Item is incorporated herein by reference to the Financial Statements and Auditors' Report beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and include controls and procedures designed to ensure the information required to be disclosed by the Company in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the

Treadway Commission in Internal Control—Integrated Framework (2013). Based on their assessment, management determined that as of December 31, 2019, the Company's internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by BDO USA, LLP, an independent registered public accounting firm as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
CIM Commercial Trust Corporation
Dallas, TX
Opinion on Internal Control over Financial Reporting
We have audited CIM Commercial Trust Corporation and its subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedules and our report dated March 16, 2020 expressed an unqualified opinion thereon.

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
March 16, 2020

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this Item regarding the Company’s directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2020 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to the registrant’s Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under “Item 1––Business—Available Information.”

Item 11.  Executive Compensation

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2020 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2020 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5–– Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2020 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2020 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

3.  Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

Exhibit No.	Document
3.1	Articles of Amendment and Restatement of PMC Commercial Merger Sub, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.1(a)	Articles of Amendment (Name Change) (incorporated by reference to Exhibit 3.4 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.1(b)	Articles of Amendment (Reverse Stock Split) (incorporated by reference to Exhibit 3.5 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.1(c)	Articles of Amendment (Par Value Decrease) (incorporated by reference to Exhibit 3.6 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.1(d)	Articles of Amendment (Reverse Stock Split) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2019).
3.1(e)	Articles of Amendment (Par Value Decrease) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2019).
3.2
Articles Supplementary to the Articles of Amendment and Restatement of CIM Commercial Trust Corporation, designating the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 27, 2016).

3.3
Amendment No. 1 to the Articles Supplementary to the Articles of Amendment and Restatement of CIM Commercial Trust Corporation, designating the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2020).

3.4
Articles Supplementary to the Articles of Amendment and Restatement of CIM Commercial Trust Corporation, designating the Series D Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2020).

3.5
Articles Supplementary to the Articles of Amendment and Restatement of CIM Commercial Trust Corporation, designating the Series L Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Pre-Effective Amendment No. 4 to the Form S-11 Registration Statement (333-218019) filed with the SEC on November 15, 2017).

3.6	Bylaws of CIM Commercial Trust Corporation (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).
*4.1	Description of Securities of CIM Commercial Trust Corporation.
4.2
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

4.4
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

4.7
First Amendment to Warrant Agreement, dated November 6, 2019, between CIM Commercial Trust Corporation and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019).

4.8	Form of Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 29, 2016).
+10.1
2015 Equity Incentive Plan (incorporated by reference to Annex A to the Registrant's Definitive Proxy Statement related to its 2015 annual meeting of stockholders, as filed with the SEC on April 17, 2015).

+10.2
Amended and Restated Executive Employment Contract with Jan F. Salit dated August 30, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013).

+10.3
Amended and Restated Executive Employment Contract with Barry N. Berlin dated August 30, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013).

10.4
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

10.6
Form of Indemnification Agreement for directors and officers of CIM Commercial Trust Corporation (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014).

10.7
Staffing and Reimbursement Agreement, dated as of January 1, 2015, by and among CIM SBA Staffing, LLC, PMC Commercial Lending, LLC and CIM Commercial Trust Corporation (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 16, 2015).

10.8
Investment Management Agreement, dated as of December 10, 2015, between CIM Urban Partners, L.P. and CIM Investment Advisors, LLC (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 15, 2016).

10.9
Assignment Agreement, dated as of January 1, 2019, by and among CIM Capital, LLC (formerly known as CIM Investment Advisors, LLC), CIM Capital Controlled Company Management, LLC, CIM Capital RE Debt Management, LLC, CIM Capital Real Property Management, LLC and CIM Capital Securities Management, LLC (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 18, 2019).

10.10
Form of Amended and Restated Dealer Manager Agreement by and between CIM Commercial Trust Corporation and CCO Capital, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on October 2, 2019).

*10.11	Second Amended and Restated Dealer Manager Agreement, dated as of January 28, 2020, by and among CIM Commercial Trust Corporation, CIM Service Provider, LLC and CCO Capital, LLC.
10.12
Second Amended and Restated Agreement of Limited Partnership of CIM Urban Partners, L.P., dated as of December 22, 2005, by and among CIM Urban Partners GP, Inc. and CIM Urban REIT, LLC (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 16, 2015).

10.13
Credit Agreement, dated as of October 30, 2018, by and among certain subsidiary borrowers of CIM Commercial Trust Corporation, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, as syndication agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-11 (Reg. No. 333-232232) filed with the SEC on October 2, 2019).

10.14
Amended and Restated Purchase and Sale Agreement, dated as of February 27, 2019, among CIM/Oakland 1901 Harrison, LP, CIM/Oakland 2353 Webster, LP, CIM/Oakland Center 21, LP and SOF-XI U.S. MAR Acquisitions, L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2019).

10.15
Amended and Restated Purchase and Sale Agreement and Joint Escrow Instructions, effective as of June 17, 2019, among CIM Commercial Trust Corporation, Union Square 941 Property LP, Union Square 825 Property LP, Union Square Plaza Owner LP, Network Realty Partners, LLC and First American Title Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2019).

*10.16
Lease Agreement, dated as of June 29, 2009, by and among CIM/Oakland 1 Kaiser Plaza, LP and Kaiser Foundation Health Plan, Inc, as amended by the First Amendment to Lease, dated as of June 15, 2012, as further amended by the Second Amendment to Lease, dated as of December 16, 2013, as further amended by the Third Amendment to Lease, dated as of July 8, 2015, and as further amended by the Fourth Amendment to Lease, dated as of November 18, 2015.

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

The exhibits listed in Item 15(a) are incorporated by reference or attached hereto.

(c)	Excluded Financial Statements

None.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIM Commercial Trust Corporation

Dated:	March 16, 2020	By:	/s/ DAVID THOMPSON
David Thompson
Chief Executive Officer

Dated:	March 16, 2020	By:	/s/ NATHAN D. DEBACKER
Nathan D. DeBacker
Chief Financial Officer

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Thompson and Nathan D. DeBacker and each of them severally, his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Thompson	Chief Executive Officer (Principal Executive	March 16, 2020
David Thompson	Officer)

/s/ Nathan D. DeBacker	Chief Financial Officer (Principal Financial	March 16, 2020
Nathan D. DeBacker	Officer and Principal Accounting Officer)

/s/ Douglas Bech	Director	March 16, 2020
Douglas Bech

/s/ Robert Cresci	Director	March 16, 2020
Robert Cresci

/s/ Kelly Eppich	Director	March 16, 2020
Kelly Eppich

/s/ Frank Golay	Director	March 16, 2020
Frank Golay

/s/ Shaul Kuba	Director	March 16, 2020
Shaul Kuba

/s/ Richard Ressler	Director	March 16, 2020
Richard Ressler

/s/ Avraham Shemesh	Director	March 16, 2020
Avraham Shemesh

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
CIM Commercial Trust Corporation
Dallas, TX
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CIM Commercial Trust Corporation (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2020 expressed an unqualified opinion thereon.
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
March 16, 2020

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2019	2018
ASSETS
Investments in real estate, net	$508,707	$1,040,937
Cash and cash equivalents	23,801	54,659
Restricted cash	12,146	22,512
Loans receivable, net	68,079	83,248
Accounts receivable, net	3,520	6,640
Deferred rent receivable and charges, net	34,857	84,230
Other intangible assets, net	7,260	9,531
Other assets	9,222	18,469
Assets held for sale, net (Note 3)	—	22,175
TOTAL ASSETS	$667,592	$1,342,401
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$307,421	$588,671
Accounts payable and accrued expenses	24,309	41,598
Intangible liabilities, net	1,282	2,872
Due to related parties	9,431	10,951
Other liabilities	10,113	16,535
Liabilities associated with assets held for sale, net (Note 3)	—	28,766
Total liabilities	352,556	689,393
COMMITMENTS AND CONTINGENCIES (Note 15)
REDEEMABLE PREFERRED STOCK: Series A, $0.001 par value; 36,000,000 shares authorized; 1,630,821 and 1,630,421 shares issued and outstanding, respectively, at December 31, 2019 and 1,566,386 and 1,565,346 shares issued and outstanding, respectively, at December 31, 2018; liquidation preference of $25.00 per share, subject to adjustment	36,841	35,733
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 36,000,000 shares authorized; 2,853,555 and 2,837,094 shares issued and outstanding, respectively, at December 31, 2019 and 1,287,169 and 1,281,804 shares issued and outstanding, respectively, at December 31, 2018; liquidation preference of $25.00 per share, subject to adjustment	70,633	31,866
Series L cumulative redeemable preferred stock, $0.001 par value; 9,000,000 shares authorized; 8,080,740 and 5,387,160 shares issued and outstanding, respectively, at December 31, 2019 and 8,080,740 shares issued and outstanding at December 31, 2018; liquidation preference of $28.37 per share, subject to adjustment	152,834	229,251
Common stock, $0.001 and $0.003 par value at December 31, 2019 and 2018, respectively; 900,000,000 shares authorized; 14,602,149 and 14,598,357 shares issued and outstanding at December 31, 2019 and 2018, respectively (1)	15	44
Additional paid-in capital	794,825	790,354
Accumulated other comprehensive income	—	1,806
Distributions in excess of earnings	(740,617)	(436,883)
Total stockholders' equity	277,690	616,438
Noncontrolling interests	505	837
Total equity	278,195	617,275
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$667,592	$1,342,401

(1)	All share and per share amounts have been adjusted to give retroactive effect to the one-for-three reverse stock split of our common stock effected on September 3, 2019.
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
REVENUES:
Rental and other property income	$88,331	$147,095	$175,534
Hotel income	35,633	35,672	35,576
Interest and other income	16,025	14,703	24,949
	139,989	197,470	236,059
EXPENSES:
Rental and other property operating	62,928	79,917	101,268
Asset management and other fees to related parties	18,303	24,451	30,251
Interest	12,175	26,894	34,484
General and administrative	6,354	9,167	5,479
Transaction costs (Note 15)	574	938	11,862
Depreciation and amortization	27,374	53,228	58,364
Loss on early extinguishment of debt (Note 7)	29,982	808	8,215
Impairment of real estate (Note 2)	69,000	—	13,100
	226,690	195,403	263,023
Gain on sale of real estate (Note 3)	433,104	—	408,098
INCOME BEFORE PROVISION FOR INCOME TAXES	346,403	2,067	381,134
Provision for income taxes	882	925	1,376
NET INCOME	345,521	1,142	379,758
Net loss (income) attributable to noncontrolling interests	152	(21)	(21)
NET INCOME ATTRIBUTABLE TO THE COMPANY	345,673	1,121	379,737
Redeemable preferred stock dividends declared or accumulated (Note 10)	(17,095)	(15,423)	(1,926)
Redeemable preferred stock redemptions (Note 10)	(5,882)	4	2
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$322,696	$(14,298)	$377,813
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE: (1)
Basic	$22.11	$(0.98)	$16.41
Diluted	$19.74	$(0.98)	$16.41
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: (1)
Basic	14,598	14,597	23,021
Diluted	16,493	14,597	23,023

(1)	All share and per share amounts have been adjusted to give retroactive effect to the one-for-three reverse stock split of our common stock effected on September 3, 2019.
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2019	2018	2017
NET INCOME	$345,521	$1,142	$379,758
Other comprehensive (loss) income: cash flow hedges	(1,806)	175	2,140
COMPREHENSIVE INCOME	343,715	1,317	381,898
Comprehensive loss (income) attributable to noncontrolling interests	152	(21)	(21)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$343,867	$1,296	$381,877

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts)

	Years Ended December 31, 2019, 2018 and 2017
	Common Stock (1)		Preferred Stock					Accumulated
			Series A		Series L		Additional	Other	Distributions	Non-
		Par					Paid - in	Comprehensive	in Excess	controlling	Total
	Shares	Value	Shares	Amount	Shares	Amount	Capital	Income (Loss)	of Earnings	Interests	Equity
Balances, December 31, 2016	28,016,025	$84	—	$—	—	$—	$1,566,073	$(509)	$(599,971)	$912	$966,589
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(43)	(43)
Stock-based compensation expense	3,195	—	—	—	—	—	154	—	—	—	154
Share repurchases	(13,424,241)	(40)	—	—	—	—	(752,218)	—	(133,752)	—	(886,010)
Special cash dividends declared to certain common stockholders ($8.970 per share) (1)	—	—	—	—	—	—	—	—	(6,447)	—	(6,447)
Common dividends ($1.782 per share) (1)	—	—	—	—	—	—	—	—	(38,327)	—	(38,327)
Issuance of Series A Preferred Warrants	—	—	—	—	—	—	126	—	—	—	126
Issuance of Series L Preferred Stock	—	—	—	—	8,080,740	229,251	(21,406)	—	—	—	207,845
Dividends to holders of Series A Preferred Stock ($1.375 per share)	—	—	—	—	—	—	—	—	(490)	—	(490)
Reclassification of Series A Preferred Stock to permanent equity	—	—	61,013	1,518	—	—	(101)	—	—	—	1,417
Redemption of Series A Preferred Stock	—	—	(421)	(10)	—	—	3	—	—	—	(7)
Other comprehensive income	—	—	—	—	—	—	—	2,140	—	—	2,140
Net income	—	—	—	—	—	—	—	—	379,737	21	379,758
Balances, December 31, 2017	14,594,979	$44	60,592	$1,508	8,080,740	$229,251	$792,631	$1,631	$(399,250)	$890	$626,705

(1)	All share and per share amounts have been adjusted to give retroactive effect to the one-for-three reverse stock split of our common stock effected on September 3, 2019.
(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Continued)
(In thousands, except share and per share amounts)

	Years Ended December 31, 2019, 2018 and 2017
	Common Stock (1)		Preferred Stock					Accumulated
			Series A		Series L		Additional	Other	Distributions	Non-
		Par					Paid - in	Comprehensive	in Excess	controlling	Total
	Shares	Value	Shares	Amount	Shares	Amount	Capital	Income	of Earnings	Interests	Equity
Balances, December 31, 2017	14,594,979	$44	60,592	$1,508	8,080,740	$229,251	$792,631	$1,631	$(399,250)	$890	$626,705
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(74)	(74)
Stock-based compensation expense	3,378	—	—	—	—	—	162	—	—	—	162
Common dividends ($1.500 per share) (1)	—	—	—	—	—	—	—	—	(21,895)	—	(21,895)
Issuance of Series A Preferred Warrants	—	—	—	—	—	—	73	—	—	—	73
Dividends to holders of Series A Preferred Stock ($1.375 per share)	—	—	—	—	—	—	—	—	(2,814)	—	(2,814)
Dividends to holders of Series L Preferred Stock ($1.738 per share)	—	—	—	—	—	—	—	—	(14,045)	—	(14,045)
Reclassification of Series A Preferred Stock to permanent equity	—	—	1,223,032	30,403	—	—	(2,516)	—	—	—	27,887
Redemption of Series A Preferred Stock	—	—	(1,820)	(45)	—	—	4	—	—	—	(41)
Other comprehensive income	—	—	—	—	—	—	—	175	—	—	175
Net income	—	—	—	—	—	—	—	—	1,121	21	1,142
Balances, December 31, 2018	14,598,357	$44	1,281,804	$31,866	8,080,740	$229,251	$790,354	$1,806	$(436,883)	$837	$617,275

(1)	All share and per share amounts have been adjusted to give retroactive effect to the one-for-three reverse stock split of our common stock effected on September 3, 2019.
(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Continued)
(In thousands, except share and per share amounts)

	Years Ended December 31, 2019, 2018 and 2017
	Common Stock (1)		Preferred Stock					Accumulated
			Series A		Series L		Additional	Other	Distributions	Non-
		Par					Paid - in	Comprehensive	in Excess	controlling	Total
	Shares	Value	Shares	Amount	Shares	Amount	Capital	Income (Loss)	of Earnings	Interests	Equity
Balances, December 31, 2018	14,598,357	$44	1,281,804	$31,866	8,080,740	$229,251	$790,354	$1,806	$(436,883)	$837	$617,275
Contributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	455	455
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(522)	(522)
Extinguishment of noncontrolling interests	—	—	—	—	—	—	—	—	—	(113)	(113)
Stock-based compensation expense	3,880	—	—	—	—	—	194	—	—	—	194
Retirement of fractional shares	(88)	—	—	—	—	—	(1)	—	—	—	(1)
Change in par value	—	(29)	—	—	—	—	29	—	—	—	—
Special cash dividends ($42.000 per share) (Note 11)	—	—	—	—	—	—	—	—	(613,294)	—	(613,294)
Common dividends ($0.900 per share) (1)	—	—	—	—	—	—	—	—	(13,140)	—	(13,140)
Issuance of Series A Preferred Warrants	—	—	—	—	—	—	382	—	—	—	382
Dividends to holders of Series A Preferred Stock ($1.375 per share)	—	—	—	—	—	—	—	—	(4,945)	—	(4,945)
Dividends to holders of Series L Preferred Stock ($1.560 per share)	—	—	—	—	—	—	—	—	(12,150)	—	(12,150)
Repurchase of Series L Preferred Stock	—	—	—	—	(2,693,580)	(76,417)	7,135	—	(5,873)	—	(75,155)
Reclassification of Series A Preferred Stock to permanent equity	—	—	1,561,746	38,927	—	—	(3,278)	—	—	—	35,649
Redemption of Series A Preferred Stock	—	—	(6,456)	(160)	—	—	10	—	(5)	—	(155)
Other comprehensive (loss) income	—	—	—	—	—	—	—	(1,806)	—	—	(1,806)
Net income (loss)	—	—	—	—	—	—	—	—	345,673	(152)	345,521
Balances, December 31, 2019	14,602,149	$15	2,837,094	$70,633	5,387,160	$152,834	$794,825	$—	$(740,617)	$505	$278,195

(1)	All share and per share amounts have been adjusted to give retroactive effect to the one-for-three reverse stock split of our common stock effected on September 3, 2019.
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$345,521	$1,142	$379,758
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred rent and amortization of intangible assets, liabilities and lease inducements	(2,727)	(3,636)	(2,172)
Depreciation and amortization	27,374	53,228	58,364
Reclassification from AOCI to interest expense	(1,806)	(1,552)	—
Reclassification from other assets to interest expense for swap termination	1,421	—	—
Change in fair value of swaps	209	1,728	—
Transfer of right to collect supplemental real estate tax reimbursements	—	—	(5,097)
Gain on sale of real estate	(433,104)	—	(408,098)
Impairment of real estate	69,000	—	13,100
Loss on early extinguishment of debt	29,982	808	8,215
Straight-line rent, below-market ground lease and amortization of intangible assets	—	(18)	1,069
Straight-line lease termination income	—	—	(362)
Amortization of deferred loan costs	1,133	896	1,016
Amortization of premiums and discounts on debt	(227)	(444)	(590)
Unrealized premium adjustment	1,697	2,522	2,447
Amortization and accretion on loans receivable, net	(501)	(41)	96
Bad debt expense	40	494	677
Deferred income taxes	(81)	(3)	271
Stock-based compensation	194	162	154
Loans funded, held for sale to secondary market	(29,694)	(55,655)	(57,237)
Proceeds from sale of guaranteed loans	40,033	54,142	51,312
Principal collected on loans subject to secured borrowings	3,613	5,698	6,674
Other operating activity	(822)	(1,587)	(1,718)
Changes in operating assets and liabilities:
Accounts receivable and interest receivable	3,197	6,692	(977)
Other assets	2,980	(1,421)	(21,341)
Accounts payable and accrued expenses	(6,326)	(365)	(14,139)
Deferred leasing costs	(1,695)	(5,773)	(6,973)
Other liabilities	(6,825)	2,221	(5,589)
Due to related parties	(1,601)	2,218	(1,584)
Net cash provided by (used in) operating activities	40,985	61,456	(2,724)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(24,600)	(12,055)	(21,101)
Acquisition of real estate	—	(112,048)	(19,631)
Proceeds from sale of real estate, net	941,032	—	1,018,476
Loans funded	(9,898)	(18,579)	(19,079)
Principal collected on loans	10,273	10,770	10,883
Other investing activity	386	178	317
Net cash provided by (used in) investing activities	917,193	(131,734)	969,865
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of unsecured revolving lines of credit, revolving credit facilities and term notes	(135,500)	(220,000)	(335,000)
Proceeds from unsecured revolving lines of credit, revolving credit facilities and term notes	158,500	180,000	120,000
Payment of mortgages payable	(46,000)	—	(65,877)
Investments in marketable securities in connection with the legal defeasance of mortgages payable	(268,194)	—	—
Prepayment penalties and other payments for early extinguishment of debt	(5,660)	—	(6,361)
Payment of principal on SBA 7(a) loan-backed notes	(11,487)	(4,431)	—
Proceeds from SBA 7(a) loan-backed notes	—	38,200	—
Payment of principal on secured borrowings	(3,613)	(5,698)	(6,674)
Proceeds from secured borrowings	—	772	—

(Continued)
CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Payment of deferred preferred stock offering costs	(1,320)	(1,136)	(3,832)
Payment of deferred loan costs	(34)	(4,234)	(304)
Payment of other deferred costs	(389)	(235)	—
Payment of common dividends	(13,140)	(21,895)	(38,327)
Payment of special cash dividends	(613,294)	(1,575)	(4,872)
Repurchase of Common Stock	—	—	(886,010)
Payment of borrowing costs	—	—	(8)
Net proceeds from issuance of Series A Preferred Warrants	385	73	127
Net proceeds from issuance of Series A Preferred Stock	37,197	35,984	28,070
Net proceeds from issuance of Series L Preferred Stock	—	—	210,377
Repurchase of Series L Preferred Stock	(75,155)	—	—
Payment of preferred stock dividends	(22,157)	(2,173)	(250)
Redemption of Series A Preferred Stock	(228)	(113)	(27)
Retirement of fractional shares of Common Stock	(1)	—	—
Noncontrolling interests' distributions	(522)	(74)	(43)
Noncontrolling interests' contributions	455	—	—
Net cash used in financing activities	(1,000,157)	(6,535)	(989,011)
Change in cash balances included in assets held for sale	755	(755)	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(41,224)	(77,568)	(21,870)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	77,171	154,739	176,609
End of period	$35,947	$77,171	$154,739
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$23,801	$54,659	$127,731
Restricted cash	12,146	22,512	27,008
Total cash and cash equivalents and restricted cash	$35,947	$77,171	$154,739
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$13,674	$27,473	$35,092
Federal income taxes paid	$1,000	$622	$1,595
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additions to investments in real estate included in accounts payable and accrued expenses	$5,663	$11,875	$9,024
Net increase in fair value of derivatives applied to other comprehensive income	$—	$1,727	$2,140
Reduction of loans receivable and secured borrowings due to the SBA's repurchase of the guaranteed portion of loans	$—	$—	$534
Additions to deferred loan costs included in accounts payable and accrued expenses	$—	$32	$—
Additions to deferred costs included in accounts payable and accrued expenses	$35	$174	$—
Additions to preferred stock offering costs included in accounts payable and accrued expenses	$264	$172	$388
Accrual of dividends payable to preferred stockholders	$9,873	$14,935	$249
Preferred stock offering costs offset against redeemable preferred stock in temporary equity	$347	$229	$122
Preferred stock offering costs offset against redeemable preferred stock in permanent equity	$3	$—	$2,532
Reclassification of Series A Preferred Stock from temporary equity to permanent equity	$35,649	$27,887	$1,417
Reclassification of loans receivable, net to real estate owned	$243	$—	$—
Reclassification of Series A Preferred Stock from temporary equity to accounts payable and accrued expenses	$—	$—	$13
Reclassification of Series A Preferred Stock from permanent equity to accounts payable and accrued expenses	$20	$—	$—
Accrual of special cash dividends	$—	$—	$1,575
Accrual reversed to lease termination income	$—	$—	$480
Payable to related parties included in net proceeds from disposition of real estate	$—	$—	$202
Establishment of right-of-use asset and lease liability	$362	$—	$—
Marketable securities transferred in connection with the legal defeasance of mortgages payable	$268,194	$—	$—
Mortgage notes payable legally defeased	$245,000	$—	$—
Mortgage note assumed in connection with our sale of real estate	$28,200	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017

1.  ORGANIZATION AND OPERATIONS

CIM Commercial Trust Corporation ("CIM Commercial" or the "Company"), a Maryland corporation and real estate investment trust ("REIT"), together with its wholly-owned subsidiaries ("we," "us" or "our") primarily acquires, owns, and operates Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States (including improving and developing such assets). These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, positive population trends and a propensity for growth. We were originally organized in 1993 as PMC Commercial Trust ("PMC Commercial"), a Texas real estate investment trust.
On July 8, 2013, PMC Commercial entered into a merger agreement with CIM Urban REIT, LLC ("CIM REIT"), an affiliate of CIM Group, L.P. ("CIM Group" or "CIM"), and subsidiaries of the respective parties. CIM REIT was a private commercial REIT and was the owner of CIM Urban Partners, L.P. ("CIM Urban"). The merger was completed on March 11, 2014 (the "Acquisition Date").

Our common stock, $0.001 par value per share ("Common Stock"), is currently traded on the Nasdaq Global Market ("Nasdaq") under the ticker symbol "CMCT", and on the Tel Aviv Stock Exchange (the "TASE") under the ticker symbol "CMCT-L." Our Series L preferred stock, $0.001 par value per share ("Series L Preferred Stock"), is currently traded on Nasdaq and on the TASE, in each case under the ticker symbol "CMCTP." We have authorized for issuance 900,000,000 shares of common stock and 100,000,000 shares of preferred stock ("Preferred Stock").

We filed Articles of Amendment (the "Reverse Stock Split Amendment") to effectuate a one-for-three reverse stock split of our Common Stock, effective on September 3, 2019 (the "Reverse Stock Split"). Pursuant to the Reverse Stock Split Amendment, every three shares of Common Stock issued and outstanding immediately prior to the effective time of the Reverse Stock Split were converted into one share of Common Stock, par value $0.003 per share. In connection with the Reverse Split Amendment, the Company filed Articles of Amendment to revert the par value of the Common Stock issued and outstanding from $0.003 per share to $0.001 per share, effective as of September 3, 2019, following the effective time of the Reverse Split Amendment. All Common Stock and per share of Common Stock amounts set forth in this Annual Report on Form 10-K have been adjusted to give retroactive effect to the Reverse Stock Split, unless otherwise stated.

CIM Commercial has qualified and intends to continue to qualify as a REIT, as defined in the Internal Revenue Code of 1986, as amended (the "Code").

On March 16, 2020, the Company established an “at the market” (“ATM”) program through which it may, from time to time in its discretion, offer and sell shares of Common Stock having an aggregate offering price of up to $25,000,000 through an investment banking firm acting as the sales agent. Sales of Common Stock under the ATM program may be made directly on or through Nasdaq, among other methods. The Company intends to use the net proceeds from shares sold under the ATM program, if any, for general corporate purposes, acquisitions of shares of our preferred stock, whether through one or more tender offers, share repurchases or otherwise, and acquisitions consistent with our acquisition and asset management strategies. As of March 16, 2020, no sales of Common Stock have been made under the ATM program.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

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

Investments in real estate are evaluated for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two of the impairment testing under GAAP is based on either the income approach with market discount rate, terminal capitalization rate and rental rate assumptions being most critical to such analysis, or on the sales comparison approach to similar properties. Assets held for sale are reported at the lower of the asset's carrying amount or fair value, less costs to sell. We recognized impairment of long-lived assets of $69,000,000, $0 and $13,100,000 during the years ended December 31, 2019, 2018 and 2017, respectively (Note 3).

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

Loans Receivable—Our loans receivable are carried at their unamortized principal balance less unamortized acquisition discounts and premiums, retained loan discounts and loan loss reserves.  For loans originated under the Small Business Administration's ("SBA") 7(a) Guaranteed Loan Program ("SBA 7(a) Program"), we sell the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by us is valued on a fair value basis and a discount (the "Retained Loan Discount") is recorded as a reduction in basis of the retained portion of the loan. Unamortized retained loan discounts were $7,631,000 and $7,234,000 as of December 31, 2019 and 2018, respectively

At the Acquisition Date, the carrying value of our loans was adjusted to estimated fair market value and acquisition discounts of $33,907,000 were recorded, which are being accreted to interest and other income using the effective interest method. We sold substantially all of our commercial mortgage loans with unamortized acquisition discounts of $15,951,000 to an unrelated third-party in December 2015. Acquisition discounts of $624,000 and $884,000 remained as of December 31, 2019 and 2018, respectively.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves significant judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers' business models and future operations in accordance with Accounting Standards Codification ("ASC") 450-20, Contingencies—Loss Contingencies, and ASC 310-10, Receivables. For the years ended December 31, 2019, 2018 and 2017, we recorded $66,000, $147,000 and $97,000 of impairment on our loans receivable, respectively. There were no material loans receivable subject to credit risk which were considered to be impaired at December 31, 2019 or 2018. We also establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, we establish the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.

Accounts Receivable—Accounts receivable are carried net of the allowances for uncollectible amounts. Management's determination of the adequacy of these allowances is based primarily upon evaluation of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible accounts receivable was $45,000 and $160,000 as of December 31, 2019 and 2018, respectively.

Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred leasing costs, deferred offering costs (Note 10) and other deferred costs. Deferred rent receivable is $19,988,000 and $52,366,000 at December 31, 2019 and 2018, respectively. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs of $16,881,000 and $51,152,000 are presented net of accumulated amortization of $7,438,000 and $23,910,000 at December 31, 2019 and 2018, respectively. Deferred offering costs represent direct costs incurred in connection with our offerings of Series A Preferred Units (as defined in Note 10) and, after January 2020, Series A Preferred Stock (as defined in Note 10) and Series D Preferred Stock (as defined in Note 10), excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other offering fees and expenses. Generally, for a specific issuance of securities, issuance-specific offering costs are recorded as a reduction of proceeds raised on the issuance date and offering costs incurred but not directly related to a specifically identifiable closing of a security are deferred. Deferred offering costs are first allocated to each issuance of a security on a pro-rata basis equal to the ratio of the number of units or securities issued in a given issuance to the maximum number of units or securities that are expected to be issued in the related offering. In the case of the Series A Preferred Units, which were issued prior to February 2020, the issuance-specific offering costs and the deferred offering costs allocated to such issuance are further allocated to the Series A Preferred Stock (as defined in Note 10) and Series A Preferred Warrants (as defined in Note 10) issued in such issuance based on the relative fair value of the instruments on the date of issuance. The deferred offering costs allocated to the Series A Preferred Stock and Series A Preferred Warrants are reductions to temporary equity and permanent equity, respectively. Deferred offering costs of $5,275,000 and $4,213,000 related to our offering of Series A Preferred Units are included in deferred rent receivable and charges at December 31, 2019 and 2018, respectively. Other deferred costs are $151,000 and $409,000 at December 31, 2019 and 2018, respectively.

Noncontrolling Interests—Noncontrolling interests represent the interests in various properties owned by third parties.

Redeemable Preferred Stock—Beginning on the date of original issuance of any given shares of Series A Preferred Stock (as defined in Note 10) or Series D Preferred Stock (as defined in Note 10), the holder of such shares has the right to require the Company to redeem such shares at a redemption price of 100% of the Series A Preferred Stock Stated Value (as defined in Note 10) or Series D Preferred Stock Stated Value (as defined in Note 10), as applicable, plus accrued and unpaid dividends, subject to the payment of a redemption fee until the fifth anniversary of such issuance. From and after the fifth anniversary of the date of the original issuance, the holder will have the right to require the Company to redeem such shares at a redemption price of 100% of the Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, as applicable, plus accrued and unpaid dividends, without a redemption fee, and the Company will have the right (but not the obligation) to redeem such shares at 100% of the Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, as

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

applicable, plus accrued and unpaid dividends. The applicable redemption price payable upon redemption of any Series A Preferred Stock is payable in cash or, on or after the first anniversary of the issuance of such shares of Series A Preferred Stock to be redeemed, in the Company's sole discretion, in cash or in equal value through the issuance of shares of Common Stock, based on the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption. The applicable redemption price payable upon redemption of any Series D Preferred Stock is payable in cash or, in the Company's sole discretion, in equal value through the issuance of shares of Common Stock, based on the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption. Since a holder of Series A Preferred Stock has the right to request redemption of such shares and redemptions prior to the first anniversary are to be paid in cash, we have recorded the activity related to our Series A Preferred Stock in temporary equity. We recorded the activity related to our Series A Preferred Warrants (Note 10) in permanent equity. We will record the activity related to our Series D Preferred Stock (Note 10) in permanent equity. On the first anniversary of the date of original issuance of a particular share of Series A Preferred Stock, we reclassify such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

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

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent.  If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us.  When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed.  When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as an incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. Lease incentives of $3,976,000 and $12,958,000 are presented net of accumulated amortization of $2,029,000 and $6,188,000 at December 31, 2019 and 2018, respectively.

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

In addition to minimum rents, certain leases provide for additional rents based upon varying percentages of tenants' sales in excess of annual minimums. Percentage rent is recognized once lessees' specified sales targets have been met. Included in rental and other property income for the years ended December 31, 2019, 2018 and 2017, is $40,000, $65,000 and $304,000, respectively, of percentage rent.

We derive parking revenues from leases with third-party operators. Our parking leases provide for additional rents based upon varying percentages of tenants' sales in excess of annual minimums. Parking percentage rent is recognized once lessees' specific sales targets have been met. Included in rental and other property income for the years ended December 31,

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

2019, 2018 and 2017, is $160,000, $1,509,000 and $1,881,000, respectively, of parking percentage rent. Included in hotel income for the years ended December 31, 2019, 2018 and 2017, is $0, $0, and $733,000, respectively, of parking percentage rent.
For the years ended December 31, 2019, 2018 and 2017, we recognized rental income as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Rental and other property income
Fixed lease payments (1)	$80,205	$136,145	$162,479
Variable lease payments (2)	8,126	10,950	13,055
Rental and other property income	$88,331	$147,095	$175,534

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

We recognized hotel income of $35,633,000, $35,672,000 and $35,576,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 19:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Hotel properties
Hotel income	$35,633	$35,672	$35,576
Rental and other property income	2,947	2,922	2,877
Interest and other income	168	195	132
Hotel revenues	$38,748	$38,789	$38,585
Tenant recoveries outside of the lease agreements

Tenant recoveries outside of the lease agreements are related to construction projects in which our tenants have agreed to fully reimburse us for all costs related to construction. These services include architectural, permit expediter and construction services. At inception of the contract with the customer, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate. While these individual services are distinct, in the context of the arrangement with the customer, all of these services are bundled together and represent a single package of construction services requested by the customer. The Company satisfies its performance obligation and recognizes revenues associated with these services over time as the construction is completed. Amounts recognized for tenant recoveries outside of the lease agreements were $205,000, $399,000 and $6,822,000 for the years ended December 31, 2019, 2018 and 2017, respectively, which are included in interest and other income on the consolidated statements of operations. As of December 31, 2019, there were no remaining performance obligations associated with tenant recoveries outside of the lease agreements.

Premiums and Discounts on Debt— Premiums and discounts on debt are accreted or amortized to interest expense using the effective interest method or on a straight-line basis over the respective term of the loan, which approximates the effective interest method.

Stock-Based Compensation Plans—We have issued and continue to issue restricted shares under stock-based compensation plans described more fully in Note 8. We use fair value recognition provisions to account for all awards granted, modified or settled.

Earnings per Share ("EPS")—Basic EPS is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding for the period. Net income attributable to common stockholders includes a deduction for dividends due to preferred stockholders. Diluted EPS is computed by dividing net income attributable to common stockholders by the weighted average number of shares of Common Stock outstanding adjusted for the dilutive effect, if any, of securities such as stock-based compensation awards, warrants, including the Series A Preferred Warrants (Note 11) and preferred stock, including the Series A Preferred Stock (Note 10), Series D Preferred Stock (Note 10) and Series L Preferred Stock (Note 10), whose redemption is payable in shares of Common Stock or cash, at the discretion of the Company. The dilutive effect of stock-based compensation awards and warrants, including the Series A Preferred Warrants, is reflected in the weighted average diluted shares calculation by application of the treasury stock method. The dilutive effect of preferred stock, including the Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, whose redemption is payable in shares of Common Stock or cash, at the discretion of the Company, is reflected in the weighted average diluted shares calculation by application of the if-converted method.

Distributions—Distributions on our Series A Preferred Stock (as defined in Note 10), Series D Preferred Stock (as defined in Note 10), Series L Preferred Stock (as defined in Note 10) and Common Stock are recorded when they are authorized by our Board of Directors and declared by the Company.

Assets Held for Sale and Discontinued Operations—In the ordinary course of business, we may periodically enter into agreements to dispose of our assets. Some of these agreements are non-binding because either they do not obligate either

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

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

We classify assets as held for sale, if material, when they meet the necessary criteria, which include: a) management commits to and actively embarks upon a plan to sell the assets, b) the assets to be sold are available for immediate sale in their present condition, c) the sale is expected to be completed within one year under terms usual and customary for such sales and d) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We generally believe that we meet these criteria when the plan for sale has been approved by our management, having the authority to approve the sale, there are no known significant contingencies related to the sale and management believes it is probable that the sale will be completed within one year.

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

We sold all of our multifamily properties during the year ended December 31, 2017. We assessed the sale of these properties (Note 3) in accordance with ASC 205-20, Discontinued Operations. In our assessment, we considered, among other factors, the materiality of the revenue, net operating income, and total assets of our multifamily segment. Based on our qualitative and quantitative assessment, we concluded the disposals did not represent a strategic shift that would have a major effect on our operations and financial results and therefore should not be classified as discontinued operations on our consolidated financial statements.

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

Changes in the estimated fair value of a derivative (effective and ineffective components) that is highly effective and that is designated and qualifies as a cash flow hedge are initially recorded in other comprehensive income ("OCI"), and are subsequently reclassified into earnings as a component of interest expense when the variability of cash flows of the hedged transaction affects earnings (e.g., when periodic settlements of a variable-rate asset or liability are recorded in earnings). When an interest rate swap designated as a cash flow hedge no longer qualifies for hedge accounting, we recognize changes in the estimated fair value of the hedge previously deferred to accumulated other comprehensive income ("AOCI"), along with any changes in estimated fair value occurring thereafter, through earnings. We classify cash flows from interest rate swap agreements as net cash provided by operating activities on the consolidated statements of cash flows as our accounting policy is to present the cash flows from the hedging instruments in the same category in the consolidated statements of cash flows as the category for the cash flows from the hedged items. See Note 12 for disclosures about our derivative financial instruments and hedging activities.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

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

Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation. With the adoption of Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) and the election of the lessor practical expedient not to separate lease and non-lease components, $9,039,000 and $9,264,000 of expense reimbursements were reclassified as rental and other property income on the consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively, and $984,000 and $7,382,000 of non-lease component expense reimbursements recognized under the revenue recognition guidance were reclassified as interest and other income on the consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively. Under the new leasing guidance, bad debt expense associated with changes in the collectability assessment for operating leases shall be recorded as adjustments to rental and other property income rather than rental and other property operating expenses. The impact of this reclassification resulted in a $254,000 and $317,000 reclassification from rental and other property expenses to rental and other property income on the consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively. Additionally, to conform with the current period presentation, we reclassified $808,000 and $1,854,000 from interest expense to loss on early extinguishment of debt on the consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively, and $6,361,000 from gain on sale of real estate to loss on early extinguishment of debt on the consolidated statement of operations for the year ended December 31, 2017. In accordance with ASU 2016-15, we changed previously reported amounts within the accompanying consolidated statement of cash flows for the year ended December 31, 2017 to reclassify $6,361,000 of prepayment penalties and other payments for early extinguishment of debt from net cash provided by investing activities to net cash used in financing activities. To comply with the current year presentation, we reclassified $272,000, related to certain funds at our hotel property, from cash to other assets on the balance sheet as December 31, 2018. Such reclassification, as well as reclassification of $1,579,000 of funds at our hotel property from cash to other assets as of December 31, 2017, resulted in a $1,307,000 and $1,579,000 increase in cash provided by (used in) operating activities for the years ended December 31, 2018 and 2017, respectively.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

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

The majority of our revenues are earned from properties located in California. We are subject to risks incidental to the ownership and operation of commercial real estate. These include, among others, the risks normally associated with changes in the general economic climate in the communities in which we operate, trends in the real estate industry, changes in tax laws, interest rate levels, availability of financing, and the potential liability under environmental and other laws.

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

We estimated the fair value of our interest rate swaps by calculating the credit-adjusted present value of the expected future cash flows of each swap. The calculation incorporated the contractual terms of the derivatives, observable market interest rates, and credit risk adjustments, if any, to reflect the counterparty's as well as our own nonperformance risk.

The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at December 31, 2019 and 2018. The carrying amounts of our secured borrowings—government guaranteed loans, SBA 7(a) loan-backed notes and revolving credit facility approximate their fair values, as the interest rates on these securities are variable and approximate current market interest rates.

Segment Information—Segment information is prepared on the same basis that our management reviews information for operational decision-making purposes. Our reportable segments for the years ended December 31, 2019 and 2018 consist of two types of commercial real estate properties, namely office and hotel, as well as a segment for our lending business. Our reportable segments for the year ended December 31, 2017 consist of three types of commercial real estate properties, namely, office, hotel and multifamily, as well as a segment for our lending business. The products for our office segment primarily include rental of office space and other tenant services, including tenant reimbursements, parking, and storage space rental. The products for our multifamily segment include rental of apartments and other tenant services. The products for our hotel segment include revenues generated from the operations of hotel properties and rental income generated from a garage located directly

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

across the street from one of the hotels. The income from our lending segment includes income from the yield and other related fee income earned on our loans receivable.

Recently Issued Accounting Pronouncements—In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842), which was intended to improve financial reporting about leasing transactions. Under the new guidance, a lessee was required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with previous GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily depended on its classification as a finance or operating lease. However, unlike previous GAAP, which required a lessee to recognize only capital leases on the balance sheet, the new ASU required a lessee to recognize both types of leases on the balance sheet. The lessor accounting remained largely unchanged from previous GAAP. However, the ASU contained some targeted improvements that were intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. In July 2018, the FASB issued ASU No. 2018-10, Leases (Topic 842), which contained targeted improvements to amend inconsistencies and clarified guidance that was brought about by stakeholders. Furthermore, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), which provided the following practical expedients to entities: (1) a transition method that allowed entities to apply the new standard at the adoption date and to recognize a cumulative-effect adjustment to the opening balance of retained earnings effective at the adoption date; and (2) the option for lessors to not separate lease and non-lease components provided that certain criteria were met. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), which provided lessors the option to elect to account for sales and other similar taxes in which the lessee directly pays third-parties to be excluded from the measurement of the contract consideration. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842), which provided narrow amendments, including clarification on transition disclosures to certain aspects of ASU 2016-02. For public entities, these ASUs were effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018.

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

From a lessee's perspective, the Company determined that there is one office lease for our lending segment that is material to the consolidated balance sheet. Based on our assessment, the lease had been classified as an operating lease and the Company recorded approximately $362,000 as a right-of-use asset and lease liability on the consolidated balance sheet on the effective date of January 1, 2019. As of December 31, 2019, the right-of-use asset and lease liability balance were each approximately $106,000.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity. The amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU No. 2018-19, Financial Instruments-

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

Credit Losses (Topic 326): Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarified that receivables arising from operating leases are not within the scope of the credit losses standards. In April 2019, the FASB issued ASU 2019-04, Financial Instruments-Credit Losses (Topic 326): Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarified the following: (i) an entity’s estimate of expected credit losses should include expected recoveries of financial assets, including recoveries of amounts expected to be written off and those previously written off, and (ii) an entity should consider contractual extension or renewal options that it cannot unconditionally cancel when determining the contractual term over which expected credit losses are measured. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which allows entities to irrevocably elect the fair value option for existing financial assets on an instrument-by-instrument basis upon adoption of ASU 2016-13. Except for existing held-to-maturity debt securities, the alternative is available for all instruments in the scope of ASC 326-20 that are eligible for the fair value option in ASC 825-10. If an entity elects the fair value option, it will recognize a cumulative-effect adjustment for the difference between the fair value of the instrument and its carrying value. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), which deferred the effective date of Topic 326 for certain entities, including smaller reporting companies, public entities that are not SEC filers, and entities that are not public business entities. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2019. For smaller reporting companies, public entities that are not SEC filers, and entities that are not public business entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2022. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which made narrow-scope improvements to the credit losses standard, including, but not limited to, adjustments for transition relief for troubled debt restructurings and disclosures related to accrued interest receivables. We are currently in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. For public entities, the ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2020. Early adoption is permitted in any interim period after the issuance of the ASU. The Company has evaluated the guidance and determined the effects of ASU 2019-12 is not expected to have a material impact on our consolidated financial statements.

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
2019 Transactions—There were no acquisitions during the year ended December 31, 2019.
We sold 100% fee-simple interests in the following properties to unrelated third-parties during the year ended December 31, 2019. Transaction costs related to these sales were expensed as incurred.

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

(2)
The "Union Square Properties" consist of 899 North Capitol Street, 901 North Capitol Street and 999 North Capitol Street. Prior to the sale, we determined that the book values of such properties exceeded their estimated fair values and recognized an impairment charge of $69,000,000 for the year ended December 31, 2019 (Note 2). Our determination of the fair values of these properties was based on negotiations with the third-party buyer and the contract sales price. The gain on sale includes $113,000 of extinguishment of noncontrolling interests as a result of the sale.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

We sold 100% fee-simple interests in the following properties, other than 800 N Capitol, in which we sold a 100% leasehold interest, to unrelated third-parties during the year ended December 31, 2017. Transaction costs related to these sales were expensed as incurred.

Property	Asset Type	Date of Sale	Square Feet or Units (1)	Sales Price	Transaction Costs	Gain on Sale
				(in thousands)
211 Main Street, San Francisco, CA (2)	Office	March 28, 2017	417,266	$292,882	$1,435	$189,242
3636 McKinney Avenue, Dallas, TX (2)	Multifamily	May 30, 2017	103	$20,000	$177	$6,631
3839 McKinney Avenue, Dallas, TX (2)	Multifamily	May 30, 2017	75	$14,100	$180	$4,982
200 S College Street, Charlotte, NC	Office	June 8, 2017	567,865	$148,500	$833	$45,906
980 9th and 1010 8th Street, Sacramento, CA	Office & Parking Garage	June 20, 2017	485,926	$120,500	$1,119	$34,559
4649 Cole Avenue, Dallas, TX (2)	Multifamily	June 23, 2017	334	$64,000	$499	$28,648
800 N Capitol Street, Washington, D.C.	Office	August 31, 2017	311,593	$119,750	$2,388	$34,456
7083 Hollywood Boulevard, Los Angeles, CA (3)	Office	September 21, 2017	82,193	$42,300	$584	$23,810
47 E 34th Street, New York, NY	Multifamily	September 26, 2017	110	$80,000	$3,157	$16,556
370 L'Enfant Promenade, Washington, D.C. (4)	Office	October 17, 2017	409,897	$126,680	$2,451	$2,994
4200 Scotland Street, Houston, TX (3)	Multifamily	December 15, 2017	308	$64,025	$597	$20,314
				$1,092,737	$13,420	$408,098

(1)	Reflects the square footage of office properties and number of units of multifamily properties.

(2)	A mortgage collateralized by this property was prepaid in connection with our sale of the property (Note 7).

(3)	A mortgage collateralized by this property was assumed by the buyer in connection with our sale of the property (Note 7).

(4)
In August 2017, we negotiated an agreement with an unrelated third-party for the sale of this property. We determined that the book value of this property exceeded its estimated fair value less costs to sell, and recognized an impairment charge of $13,100,000 for the year ended December 31, 2017 (Note 2). Our determination of fair value was based on the sales price negotiated with the third-party buyer.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

The results of operations of the properties we sold have been included in the consolidated statements of operations through each properties' respective disposition date. The following is the detail of the carrying amounts of assets and liabilities at the time of the sales of the properties that occurred during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Assets
Investments in real estate, net	$476,532	$—	$631,740
Deferred rent receivable and charges, net	55,297	—	34,071
Other intangible assets, net	316	—	11,283
Other assets	4,096	—	38
Total assets	$536,241	$—	$677,132
Liabilities
Debt, net (1) (2)	$318,072	$—	$115,037
Other liabilities	—	—	14,029
Intangible liabilities, net	—	—	1,800
Total liabilities	$318,072	$—	$130,866

(1)
Debt, net for the year ended December 31, 2019 is presented net of deferred loan costs of $1,704,000 and accumulated amortization of $576,000. Additionally, a mortgage loan with an outstanding principal balance of $28,200,000 was assumed by the buyer in connection with the sale of our property in San Francisco, California. A mortgage loan with an outstanding principal balance of $46,000,000 was prepaid in connection with the sale in March 2019 of our property in Washington, D.C. that was collateral for the loan. Mortgage loans with an aggregate outstanding principal balance of $205,500,000 were legally defeased in connection with the sale of the March Oakland Properties that were collateral for the loans. A mortgage loan with an outstanding principal balance of $39,500,000 was legally defeased in connection with the sale in May 2019 of our property in Oakland, California that was collateral for the loan.

(2)
Debt, net for the year ended December 31, 2017 is presented net of $665,000 of premium on assumed mortgage. Additionally, debt of $50,260,000 was assumed by certain buyers in connection with sales of certain properties.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

The results of operations of the properties we acquired have been included in the consolidated statements of operations from the date of acquisition. The purchase price of the acquisitions completed during the years ended December 31, 2018 and 2017 were less than 10% of our total assets as of the respective most recent annual consolidated financial statements filed at or prior to the date of acquisition. The fair value of the net assets acquired for the aforementioned acquisitions during the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Land	$—	$52,199	$8,290
Land improvements	—	756	—
Buildings and improvements	—	74,522	10,109
Tenant improvements	—	1,451	371
Acquired in-place leases (1)	—	7,003	1,184
Acquired above-market leases (2)	—	109	37
Acquired below-market leases (3)	—	(3,992)	(360)
Net assets acquired	$—	$132,048	$19,631

(1)	Acquired in-place leases have a weighted average amortization period of 3 years and 5 years, respectively, for the 2018 and 2017 acquisitions.

(2)	Acquired above-market leases have a weighted average amortization period of 2 years and 7 years, respectively, for the 2018 and 2017 acquisitions.

(3)	Acquired below-market leases have a weighted average amortization period of 3 years and 2 years, respectively, for the 2018 and 2017 acquisitions.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

4.  INVESTMENTS IN REAL ESTATE

Investments in real estate consist of the following:

	December 31,
	2019	2018
	(in thousands)
Land	$134,421	$266,410
Land improvements	2,713	18,368
Buildings and improvements	438,349	912,892
Furniture, fixtures, and equipment	4,628	4,245
Tenant improvements	35,667	133,487
Work in progress	13,484	9,234
Investments in real estate	629,262	1,344,636
Accumulated depreciation	(120,555)	(303,699)
Net investments in real estate	$508,707	$1,040,937

For the years ended December 31, 2019, 2018, and 2017, we recorded depreciation expense of $22,209,000, $43,499,000, and $49,427,000, respectively.

5.  LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,
	2019	2018
	(in thousands)
SBA 7(a) loans receivable, subject to loan-backed notes	$27,598	$36,847
SBA 7(a) loans receivable, subject to credit risk	27,290	29,385
SBA 7(a) loans receivable, subject to secured borrowings	12,644	16,409
Loans receivable	67,532	82,641
Deferred capitalized costs	1,145	1,309
Loan loss reserves	(598)	(702)
Loans receivable, net	$68,079	$83,248
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
At December 31, 2019 and 2018, 99.6% and 99.7%, respectively, of our loans subject to credit risk were current. We classify loans with negative characteristics in substandard categories ranging from special mention to doubtful. At December 31, 2019 and 2018, $1,362,000 and $235,000, respectively, of loans subject to credit risk were classified in substandard categories.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

At December 31, 2019 and 2018, our loans subject to credit risk were 98.7% and 98.3%, respectively, concentrated in the hospitality industry.

6.  OTHER INTANGIBLE ASSETS

A schedule of our intangible assets and liabilities and related accumulated amortization and accretion as of December 31, 2019 and 2018, is as follows:

	Assets			Liabilities
December 31, 2019	Acquired Above-Market Leases	Acquired In-Place Leases	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$74	$13,653	$2,957	$(3,521)
Accumulated amortization	(42)	(9,382)	—	2,239
	$32	$4,271	$2,957	$(1,282)
Average useful life (in years)	5	8	Indefinite	4

	Assets			Liabilities
December 31, 2018	Acquired Above-Market Leases	Acquired In-Place Leases	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$146	$16,210	$2,957	$(6,618)
Accumulated amortization	(51)	(9,731)	—	3,746
	$95	$6,479	$2,957	$(2,872)
Average useful life (in years)	3	8	Indefinite	4

The amortization of the acquired above-market leases, which decreased rental and other property income, was $63,000, $51,000 and $3,000 for the years ended December 31, 2019, 2018 and 2017, respectively. The amortization of the acquired in-place leases included in depreciation and amortization expense was $2,112,000, $3,691,000 and $808,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Tax abatement amortization included in rental and other property operating expenses was $0, $0 and $276,000 for the years ended December 31, 2019, 2018 and 2017, respectively. The amortization of the acquired below-market ground lease included in rental and other property operating expenses was $0, $0 and $93,000 for the years ended December 31, 2019, 2018 and 2017, respectively. The amortization of the acquired below-market leases included in rental and other property income was $1,590,000, $2,190,000 and $1,066,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

A schedule of future amortization and accretion of acquisition related intangible assets and liabilities as of December 31, 2019, is as follows:

	Assets		Liabilities
	Acquired	Acquired	Acquired
	Above-Market	In-Place	Below-Market
Years Ending December 31,	Leases	Leases	Leases
	(in thousands)
2020	$9	$1,349	$(701)
2021	5	899	(347)
2022	5	663	(234)
2023	6	375	—
2024	6	375	—
Thereafter	1	610	—
	$32	$4,271	$(1,282)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

7.  DEBT

Information on our debt is as follows:

	December 31,
	2019	2018
	(in thousands)
Mortgage loan with a fixed interest rate of 4.14% per annum, with monthly payments of interest only, and a balance of $97,100,000 due on July 1, 2026. The loan is nonrecourse. On March 1, 2019, mortgage loans with an aggregate outstanding principal balance of $205,500,000 were legally defeased in connection with the sale of the properties that were collateral for the loans. On May 16, 2019, one loan with an outstanding principal balance of $39,500,000 was legally defeased in connection with the sale of the property that was collateral for the loan.	$97,100	$342,100
Mortgage loan with a fixed interest rate of 4.50% per annum, with monthly payments of interest only for 10 years, and payments of interest and principal starting in February 2022. The loan had a $42,008,000 balance due on January 5, 2027. The loan was nonrecourse. On March 1, 2019, the mortgage loan was prepaid in connection with the sale of the property that was collateral for the loan.	—	46,000
	97,100	388,100
Deferred loan costs related to mortgage loans	(174)	(1,177)
Total Mortgages Payable	96,926	386,923
Secured borrowing principal on SBA 7(a) loans sold for a premium and excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 5.68% and 5.89% at December 31, 2019 and 2018, respectively.	7,845	11,283
Secured borrowing principal on SBA 7(a) loans sold for excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 3.32% and 3.57% at December 31, 2019 and 2018, respectively.	4,307	4,482
	12,152	15,765
Unamortized premiums	629	940
Total Secured Borrowings—Government Guaranteed Loans	12,781	16,705
Revolving credit facility	153,000	130,000
SBA 7(a) loan-backed notes with a variable interest rate which resets monthly based on the lesser of the one-month LIBOR plus 1.40% or the prime rate less 1.08%, with payments of interest and principal due monthly. Balance due at maturity in March 20, 2043.	22,282	33,769
Junior subordinated notes with a variable interest rate which resets quarterly based on the three-month LIBOR plus 3.25%, with quarterly interest only payments. Balance due at maturity on March 30, 2035.	27,070	27,070
	202,352	190,839
Deferred loan costs related to other debt	(2,867)	(3,941)
Discount on junior subordinated notes	(1,771)	(1,855)
Total Other Debt	197,714	185,043
Total Debt	$307,421	$588,671

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

Deferred loan costs, which represent legal and third-party fees incurred in connection with our borrowing activities, are capitalized and amortized to interest expense on a straight-line basis over the life of the related loan, approximating the effective interest method. Deferred loan costs of $4,535,000 and $5,994,000 are presented net of accumulated amortization of $1,494,000 and $876,000 at December 31, 2019 and 2018, respectively, and are a reduction to total debt.

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

In May 2015, CIM Commercial entered into an unsecured term loan facility with a bank syndicate pursuant to which CIM Commercial could borrow up to a maximum of $385,000,000. Outstanding advances under the term loan facility bore interest at (i) the base rate plus 0.60% to 1.25% or (ii) LIBOR plus 1.60% to 2.25%, depending on the maximum consolidated leverage ratio, which interest rate was effectively converted to a fixed rate of 3.16% through interest rate swaps. The term loan facility had a maturity date in May 2022. On November 2, 2015, $385,000,000 was drawn under the term loan facility. Proceeds from the term loan facility were used to repay balances outstanding under our unsecured credit facility. During the year ended December 31, 2017, we repaid $215,000,000 of outstanding borrowings on our unsecured term loan facility. In connection with such paydowns, we wrote off deferred loan costs of $1,988,000 and related accumulated amortization of $705,000, a proportionate amount to the borrowings being repaid, which was recorded as loss on early extinguishment of debt for the year ended December 31, 2017. On October 30, 2018, we repaid and terminated the $170,000,000 of outstanding borrowings on our unsecured term loan facility using proceeds from our new revolving credit facility (as described below). In connection with such paydown and termination, we wrote off the remaining deferred loan costs of $1,872,000 and related accumulated amortization of $1,064,000, which was recorded as loss on early extinguishment of debt for the year ended December 31, 2018.

In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. A portion of the net proceeds from the loans was used to repay outstanding balances under our unsecured credit facility and the remaining portion was used to repurchase shares of our Common Stock in a private repurchase in September 2016. On September 21, 2017, in connection with the sale of an office property in Los Angeles, California, one mortgage loan with an outstanding principal balance of $21,700,000, collateralized by such property, was assumed by the buyer, and we recognized a loss on early extinguishment of debt of $367,000 for the year ended December 31, 2017, which represents the write-off of deferred loan costs of $259,000 and related accumulated amortization of $32,000, and transaction costs of $140,000. On March 1, 2019, additional mortgage loans, with an aggregate outstanding principal balance of $205,500,000 at such time, were legally defeased in connection with the sale of the related properties. The cash outlay required for this defeasance in the net amount of $224,086,000 was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loans from the effective date of this defeasance through the date on which we could repay the loans at par. As a result of this defeasance, we recognized a loss on early extinguishment of debt of $19,290,000 for the year ended December 31, 2019, which represents the sum of the difference between the purchase price of U.S. government securities of $224,086,000 and the aggregate outstanding principal balance of the mortgage loans of $205,500,000, the write-off of deferred loan costs of $637,000 and related accumulated amortization of $170,000, and transaction costs of $237,000. On March 14, 2019, in connection with the sale of an office property in San Francisco, California, one mortgage loan with an outstanding principal balance of $28,200,000 at such time was assumed by the buyer. As a result of this assumption, we recognized a loss on early extinguishment of debt of $178,000 for the year ended December 31, 2019, which represents the write-off of deferred loan costs of $243,000 and related accumulated amortization of $65,000. On May 16, 2019, one mortgage loan with an outstanding principal balance of $39,500,000 at such time, was legally defeased in connection with the sale of the related property. The cash outlay required for this defeasance in the net amount of $44,108,000 was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loan from the effective date of this defeasance through the date on which we could repay the loan at par. As a result of this defeasance, we recognized a loss on early extinguishment of debt of $4,911,000 for the year ended December 31, 2019, which represents the sum of the difference between the purchase price of U.S. government securities of $44,108,000 and the outstanding principal balance of the mortgage loan of $39,500,000, the write-off of deferred loan costs of $287,000 and related accumulated amortization of $82,000, and transaction costs of $98,000.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

On May 30, 2018, we completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $38,200,000 of unguaranteed SBA 7(a) loan-backed notes. The securitization uses a trust formed for the benefit of the note holders (the "Trust") which is considered a variable interest entity ("VIE"). Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 810, Consolidation, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. The SBA 7(a) loan-backed notes are collateralized solely by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of our collateralized SBA 7(a) loans, at issuance, we estimated the weighted average life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%.  We reflect the SBA 7(a) loans receivable as assets on our consolidated balance sheets and the SBA 7(a) loan-backed notes as debt on our consolidated balance sheets. The restricted cash on our consolidated balance sheets as of December 31, 2019 and 2018 included $3,306,000 and $3,174,000, respectively, of funds related to our SBA 7(a) loan-backed notes.

In October 2018, CIM Commercial entered into a revolving credit facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $250,000,000, subject to a borrowing base calculation. The revolving credit facility is secured by deeds of trust on certain properties. Outstanding advances under the revolving credit facility bear interest at (i) the base rate plus 0.55% or (ii) LIBOR plus 1.55%. At December 31, 2019, the variable interest rate was 3.29%. The interest rate on the first $120,000,000 of one-month LIBOR indexed variable rate borrowings on our revolving credit facility was effectively converted to a fixed rate of 3.11% through interest rate swaps until such swaps were terminated on March 11, 2019. The revolving credit facility is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions. On October 30, 2018, we borrowed $170,000,000 on this facility to repay outstanding borrowings on our unsecured term loan facility. On December 28, 2018, we repaid $40,000,000 of outstanding borrowings on our revolving credit facility and we terminated one interest rate swap with a notional value of $50,000,000 (Note 12). On February 28, 2019 and March 11, 2019, we repaid $10,000,000 and $120,000,000, respectively, of outstanding borrowings on our revolving credit facility using cash on hand and net proceeds from the 2019 asset sales (Note 3), and, in connection with the March 11, 2019 repayment, we terminated our two remaining interest rate swaps, which had an aggregate notional value of $120,000,000 (Note 12). At December 31, 2019 and 2018, $153,000,000 and $130,000,000, respectively, was outstanding under the revolving credit facility, and approximately $73,900,000 and $91,000,000, respectively, was available for future borrowings. The revolving credit facility is not subject to any financial covenants, but is subject to a borrowing base calculation that determines the amount we can borrow.

On March 28, 2017, in connection with the sale of an office property in San Francisco, California, we paid off a mortgage with an outstanding balance of $25,331,000 using proceeds from the sale. As a result, we recognized a loss on early extinguishment of debt of $1,534,000 for the year ended December 31, 2017, which represents a prepayment penalty of $1,508,000 and the write-off of deferred loan costs of $165,000 and related accumulated amortization of $139,000.

On May 30, 2017, in connection with the sale of two multifamily properties, both located in Dallas, Texas, we paid off two mortgages with an aggregate outstanding principal balance of $15,448,000 using proceeds from the sales. As a result, we recognized a loss on early extinguishment of debt of $2,014,000 for the year ended December 31, 2017, which represents prepayment penalties of $1,901,000 and the write-off of deferred loan costs of $298,000 and related accumulated amortization of $185,000.

On June 23, 2017, in connection with the sale of a multifamily property in Dallas, Texas, we paid off a mortgage with an outstanding principal balance of $23,333,000 using proceeds from the sale. As a result, we recognized a loss on early extinguishment of debt of $2,925,000 for the year ended December 31, 2017, which represents a prepayment penalty of $2,812,000 and the write-off of deferred loan costs of $304,000 and related accumulated amortization of $191,000.

On December 15, 2017, in connection with the sale of a multifamily property in Houston, Texas, a mortgage with an outstanding principal balance of $28,560,000, collateralized by such property, was assumed by the buyer. As a result, we recognized a loss on early extinguishment of debt of $92,000 for the year ended December 31, 2017, which represents the write-off of deferred loan costs of $264,000 and related accumulated amortization of $172,000.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

On March 1, 2019, in connection with the sale of an office property in Washington, D.C., we prepaid the related mortgage loan with an outstanding principal balance of $46,000,000 at such time, using proceeds from the sale. As a result, we recognized a loss on early extinguishment of debt of $5,603,000 for the year ended December 31, 2019, which represents a prepayment penalty of $5,325,000 and the write-off of deferred loan costs of $537,000 and related accumulated amortization of $259,000.

At December 31, 2019 and 2018, accrued interest and unused commitment fees payable of $650,000 and $1,574,000, respectively, are included in accounts payable and accrued expenses.

Future principal payments on our debt (face value) at December 31, 2019 are as follows:

Years Ending December 31,	Mortgages Payable	Secured Borrowings Principal (1)	Other (1) (2)	Total
	(in thousands)
2020	$—	$1,893	$2,650	$4,543
2021	—	459	1,349	1,808
2022	—	482	154,391	154,873
2023	—	506	1,656	2,162
2024	—	532	1,036	1,568
Thereafter	97,100	8,280	41,270	146,650
	$97,100	$12,152	$202,352	$311,604

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

8.  STOCK-BASED COMPENSATION PLANS

Restricted Shares—A summary of our restricted shares as of December 31, 2019, 2018 and 2017 and the changes during the years ended is as follows:

	2019
		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
Balance, January 1	3,378	$44.40
Granted	3,880	$56.66
Vested	(3,378)	$44.40
Balance, December 31	3,880	$56.66

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

	2018
		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
Balance, January 1	3,195	$46.95
Granted	3,378	$44.40
Vested	(3,195)	$46.95
Balance, December 31	3,378	$44.40

	2017
		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
Balance, January 1	3,615	$56.26
Granted	3,195	$46.95
Vested	(3,615)	$56.26
Balance, December 31	3,195	$46.95

In May 2016, we granted awards of 1,131 restricted shares of Common Stock to each of the independent members of the Board of Directors (3,393 in aggregate) under the 2015 Equity Incentive Plan, which fully vested in May 2017 based on one year of continuous service. In June 2017, we granted awards of 1,065 restricted shares of Common Stock to each of the independent members of the Board of Directors (3,195 in aggregate) under the 2015 Equity Incentive Plan, which fully vested in June 2018 based on one year of continuous service. In May 2018, we granted awards of 1,126 restricted shares of Common Stock to each of the independent members of the Board of Directors (3,378 in aggregate) under the 2015 Equity Incentive Plan, which fully vested in May 2019 based on one year of continuous service. In May 2019, we granted awards of 889 restricted shares of Common Stock to each of the independent members of the Board of Directors (3,556 in aggregate) under the 2015 Equity Incentive Plan, which vest after one year of continuous service. In July 2019, we granted awards of 81 restricted shares of Common Stock to each of the independent members of the Board of Directors (324 in aggregate) under the 2015 Equity Incentive Plan, which will vest at the same time as the restricted shares of Common Stock granted in May 2019. Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period. We recorded compensation expense of $194,000, $162,000 and $153,000 for the years ended December 31, 2019, 2018 and 2017, respectively, related to these restricted shares of Common Stock.

We issued to two of our executive officers an aggregate of 666 shares of Common Stock on March 6, 2015, which fully vested in March 2017. The restricted shares of Common Stock vested based on two years of continuous service with one-third of the shares of Common Stock vesting immediately upon issuance and one-third vesting at the end of each of the next two years from the date of issuance. Compensation expense related to these restricted shares of Common Stock was recognized over the vesting period. We recognized compensation expense of $0, $0 and $1,000 for the years ended December 31, 2019, 2018 and 2017, respectively, related to these restricted shares of Common Stock.

As of December 31, 2019, there was $75,000 of total unrecognized compensation expense related to shares of Common Stock which will be recognized over the next year. The estimated fair value of restricted shares vested during 2019, 2018 and 2017 was $150,000, $150,000 and $203,000, respectively.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

9.  EARNINGS PER SHARE ("EPS")

The computations of basic EPS are based on our weighted average shares outstanding. The basic weighted average number of shares of Common Stock outstanding was 14,598,000, 14,597,000 and 23,021,000 for the years ended December 31, 2019, 2018 and 2017, respectively. In order to calculate the diluted weighted average number of shares of Common Stock outstanding for the years ended December 31, 2019 and 2017, the basic weighted average number of shares of Common Stock outstanding was increased by 1,895,000 and 2,000, respectively, to reflect the dilutive effect of certain shares of our Series A Preferred Stock. The computation of diluted EPS does not include outstanding shares of Series A Preferred Stock for the year ended December 31, 2018 because their impact was deemed to be anti-dilutive. Outstanding Series A Preferred Warrants were not included in the computation of diluted EPS for the years ended December 31, 2019, 2018 and 2017 because their impact was either anti-dilutive or such warrants were not exercisable during such periods (Note 11). Outstanding shares of Series L Preferred Stock were not included in the computation of diluted EPS for the years ended December 31, 2019, 2018 and 2017 because such shares were not redeemable during such periods.

EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.

The following table reconciles the numerator and denominator used in computing our basic and diluted per-share amounts for net income (loss) attributable to common stockholders for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net income (loss) attributable to common stockholders	$322,696	$(14,298)	$377,813
Redeemable preferred stock dividends declared on dilutive shares	2,804	—	9
Diluted net income (loss) attributable to common stockholders	$325,500	$(14,298)	$377,822

Denominator:
Basic weighted average shares of Common Stock outstanding	14,598	14,597	23,021
Effect of dilutive securities—contingently issuable shares	1,895	—	2
Diluted weighted average shares and common stock equivalents outstanding	16,493	14,597	23,023

Net income (loss) attributable to common stockholders per share:
Basic	$22.11	$(0.98)	$16.41
Diluted	$19.74	$(0.98)	$16.41

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

10.  REDEEMABLE PREFERRED STOCK

Series A Preferred Stock—We conducted a continuous public offering of Series A Preferred Units from October 2016 through January 2020, where each Series A Preferred Unit consisted of one share of Series A Preferred Stock, par value $0.001 per share, of the Company (collectively, the "Series A Preferred Stock") with an initial stated value of $25.00 per share (the "Series A Preferred Stock Stated Value"), subject to adjustment, and one warrant (collectively, the "Series A Preferred Warrants") to purchase 0.25 of a share of Common Stock depending on when such Series A Preferred Warrant was issued (Note 11). Proceeds and expenses from the sale of the Series A Preferred Units were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance.

Since February 2020, we have been conducting a continuous public offering with respect to shares of our Series A Preferred Stock, which, since such time, is no longer being issued as a unit with an accompanying Series A Preferred Warrant.

With respect to the payment of dividends, each of the Series A Preferred Stock and Series D Preferred Stock (as defined below) ranks senior to our Series L Preferred Stock (as defined below) and our Common Stock. With respect to the distribution of amounts upon liquidation, dissolution or winding-up, each of the Series A Preferred Stock and Series D Preferred Stock ranks on parity with our Series L Preferred Stock, to the extent of the Series L Preferred Stock Stated Value (as defined below), and otherwise ranks senior to our Series L Preferred Stock and our Common Stock.

Our Series A Preferred Stock is redeemable at the option of the holder (the "Series A Preferred Stock Holder") or CIM Commercial. The redemption schedule of the Series A Preferred Stock allows redemptions at the option of the Series A Preferred Stock Holder from the date of original issuance of any given shares of Series A Preferred Stock at the Series A Preferred Stock Stated Value, less a redemption fee applicable prior to the fifth anniversary of the issuance of such shares, plus accrued and unpaid dividends. CIM Commercial has the right to redeem the Series A Preferred Stock after the fifth anniversary of the issuance of such shares at the Series A Preferred Stock Stated Value, plus accrued and unpaid dividends. At the Company's discretion, redemptions will be paid in cash or, on or after the first anniversary of the issuance of such shares of Series A Preferred Stock, an equal value of Common Stock based on the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption.

As of December 31, 2019, we had issued 4,484,376 Series A Preferred Units and received gross proceeds of $112,106,000 ($111,377,000 of which were allocated to the Series A Preferred Stock and the remaining $729,000 were allocated to the Series A Preferred Warrants). In connection with such issuance, costs specifically identifiable to the offering of Series A Preferred Units, such as commissions, dealer manager fees and other offering fees and expenses, totaled $8,836,000 ($8,697,000 of which were allocated to the Series A Preferred Stock and the remaining $139,000 were allocated to the Series A Preferred Warrants). In addition, as of December 31, 2019, non-issuance-specific costs related to this offering totaled $5,980,000. As of December 31, 2019, we have reclassified and allocated $701,000 and $4,000 from deferred rent receivable and charges to Series A Preferred Stock and Series A Preferred Warrants, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of Series A Preferred Units issued relative to the maximum number of Series A Preferred Units expected to be issued under the offering. As of December 31, 2019, there were 4,468,315 shares of Series A Preferred Stock and 4,484,376 Series A Preferred Warrants to purchase 1,164,432 shares of Common Stock outstanding. As of December 31, 2019, 16,061 shares of Series A Preferred Stock had been redeemed. In December 2019, we received a request to redeem 800 shares of Series A Preferred Stock, which were redeemed in January 2020. As of December 31, 2019, such shares are included in accounts payable and accrued expenses on our consolidated balance sheet.

On the first anniversary of the issuance of a particular share of Series A Preferred Stock, we reclassify such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary. As of December 31, 2019, we have reclassified an aggregate of $64,953,000 in net proceeds from temporary equity to permanent equity.

Holders of Series A Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter) (the "Series A Dividend"). Dividends on each share of Series A Preferred Stock begin accruing on, and are cumulative from, the date of issuance.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

We expect to pay the Series A Dividend in arrears on a monthly basis in accordance with the foregoing provisions, unless our results of operations, our general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. The timing and amount of the Series A Dividend will be determined by our Board of Directors, in its sole discretion, and may vary from time to time.

Cash dividends on our Series A Preferred Stock paid in respect of the years ended December 31, 2019 and 2018 consist of the following:

Declaration Date	Payment Date	Number of Shares	Cash Dividends
			(in thousands)
December 3, 2019	January 15, 2020	4,468,315	$1,467
August 8, 2019	October 15, 2019	4,091,980	$1,318
June 4, 2019	July 15, 2019	3,601,721	$1,150
February 20, 2019	April 15, 2019	3,149,924	$1,010
December 4, 2018	January 15, 2019	2,847,150	$890
August 22, 2018	October 15, 2018	2,457,119	$769
June 4, 2018	July 16, 2018	2,149,863	$662
March 6, 2018	April 16, 2018	1,674,841	$493

On January 28, 2020, we declared a quarterly cash dividend of $0.34375 per share of our Series A Preferred Stock, or portion thereof for issuances during the period from January 1, 2020 to March 31, 2020. As a result, $0.114583 per share was paid on February 18, 2020 to holders of record of Series A Preferred Stock at the close of business on February 5, 2020, $0.114583 per share will be paid on March 16, 2020 to holders of record of Series A Preferred Stock at the close of business on March 5, 2020, and $0.114583 per share will be paid on April 15, 2020 to holders of record of Series A Preferred Stock at the close of business on April 5, 2020.

Further, on March 2, 2020, we declared a quarterly cash dividend of $0.34375 per share of our Series A Preferred Stock, or portion thereof for issuances during the period from April 1, 2020 to June 30, 2020. As a result, $0.114583 per share will be paid on May 15, 2020 to holders of record of Series A Preferred Stock at the close of business on May 5, 2020, $0.114583 per share will be paid on June 15, 2020 to holders of record of Series A Preferred Stock at the close of business on June 5, 2020, and $0.114583 per share will be paid on July 15, 2020 to holders of record of Series A Preferred Stock at the close of business on July 5, 2020.

Series D Preferred Stock—Since February 2020, we have been conducting a continuous public offering with respect to shares of our series D preferred stock (the "Series D Preferred Stock"), par value $25.00 per share (the "Series D Preferred Stock Stated Value"), subject to adjustment.

With respect to the payment of dividends, each of the Series D Preferred Stock and Series A Preferred Stock ranks senior to our Series L Preferred Stock (as defined below) and our Common Stock. With respect to the distribution of amounts upon liquidation, dissolution or winding-up, each of the Series D Preferred Stock and Series A Preferred Stock ranks on parity with our Series L Preferred Stock, to the extent of the Series L Preferred Stock Stated Value (as defined below), and otherwise ranks senior to our Series L Preferred Stock and our Common Stock.

Our Series D Preferred Stock is redeemable at the option of the holder (the "Series D Preferred Stock Holder") or CIM Commercial. The redemption schedule of the Series D Preferred Stock allows redemptions at the option of the Series D Preferred Stock Holder from the date of original issuance of any given shares of Series D Preferred Stock at the Series D Preferred Stock Stated Value, less a redemption fee applicable prior to the fifth anniversary of the issuance of such shares, plus accrued and unpaid dividends. CIM Commercial has the right to redeem the Series D Preferred Stock after the fifth anniversary of the issuance of such shares at the Series D Preferred Stock Stated Value, plus accrued and unpaid dividends. At the Company's discretion, redemptions will be paid in cash or an equal value of Common Stock based on the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

As of December 31, 2019, we had not issued any shares of Series D Preferred Stock as the offering of Series D Preferred Stock began in February 2020. Shares of Series D Preferred Stock will be recorded in permanent equity at the time of their issuance.

Holders of Series D Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series D Preferred Stock at an annual rate of 5.65% of the Series D Preferred Stock Stated Value (i.e., the equivalent of $0.35313 per share per quarter) (the “Series D Dividend”). Dividends on each share of Series D Preferred Stock begin accruing on, and are cumulative from, the date of issuance.

We expect to pay the Series D Dividend in arrears on a monthly basis in accordance with the foregoing provisions, unless our results of operations, our general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. The timing and amount of the Series D Dividend will be determined by our Board of Directors, in its sole discretion, and may vary from time to time.

As of March 12, 2020, there were 5,600 shares of Series D Preferred Stock outstanding. On March 2, 2020, we declared a quarterly cash dividend of $0.235417 per share of our Series D Preferred Stock, or portion thereof for issuances during the period from February 1, 2020 to March 31, 2020, and declared a quarterly cash dividend of $0.353125 per share of our Series D Preferred Stock, or portion thereof for issuances during the period from April 1, 2020 to June 30, 2020. The quarterly dividend per share is lower in the first quarter as it covers a two-month period, whereas the second quarter covers a three-month period because the first issuance of the Series D Preferred Stock occurred in February 2020. These dividends will be payable as follows: $0.117708 per share to be paid on March 16, 2020 to holders of record of Series D Preferred Stock at the close of business on March 5, 2020, $0.117708 per share to be paid on April 15, 2020 to holders of record of Series D Preferred Stock at the close of business on April 5, 2020, $0.117708 per share to be paid on May 15, 2020 to holders of record of Series D Preferred Stock at the close of business on May 5, 2020, $0.117708 per share to be paid on June 15, 2020 to holders of record of Series D Preferred Stock at the close of business on June 5, 2020, and $0.117708 per share to be paid on July 15, 2020 to holders of record of Series D Preferred Stock at the close of business on July 5, 2020.

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

On October 22, 2019, the Company commenced a tender offer for the purchase of up to 2,693,580 shares of Series L Preferred Stock (the "Tender Offer"), representing one-third of the then-outstanding shares of Series L Preferred Stock. The Tender Offer was oversubscribed, and pursuant to the terms of the Tender Offer, shares of Series L Preferred Stock were accepted for purchase on a pro rata basis. We repurchased 2,693,580 shares of Series L Preferred Stock at a purchase price of $29.12 per share (of which $1.39, or $3,744,000 in the aggregate, reflects the amount of accrued and unpaid dividends on the Series L Preferred Stock as of November 20, 2019), as converted to and paid in ILS. The total cost to repurchase the tendered shares, including professional fees to complete the Tender Offer of $462,000 but excluding the dividends accrued in respect of such shares, was $75,155,000, which was primarily funded from borrowings under the revolving credit facility (Note 7). We recognized $5,873,000 of redeemable preferred stock redemptions in our consolidated statement of operations for the year ended December 31, 2019 in connection with the Tender Offer. The shares of Series L Preferred Stock accepted for payment by the Company were restored to the status of authorized but unissued shares of preferred stock without designation as to class or series.

With respect to the payment of dividends, the Series L Preferred Stock ranks senior to our Common Stock (except with respect to and only to the extent of the Initial Dividend) and junior to our Series A Preferred Stock, Series D Preferred Stock and Common Stock (with respect to and only to the extent of the Initial Dividend). With respect to the distribution of amounts upon liquidation, dissolution or winding-up, the Series L Preferred Stock ranks senior to our Common Stock, both (i) to the extent of the Series L Preferred Stock Stated Value and (ii) following payment to holders of our Common Stock of an amount equal to any unpaid Initial Dividend, to the extent of any accrued and unpaid dividends on the Series L Preferred Stock, on parity with our Series A Preferred Stock and Series D Preferred Stock, to the extent of the Series L Preferred Stock Stated Value

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

and junior to our Series A Preferred Stock, Series D Preferred Stock and Common Stock (to the extent of the Initial Dividend), in all instances with respect to any accrued and unpaid dividends on the Series L Preferred Stock.

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

We expect to pay dividends on the Series L Preferred Stock in arrears on an annual basis in accordance with the foregoing provisions, unless our results of operations, our general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.0% per year, up to a maximum rate of 8.5% per annum. However, prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, the Company must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by our Board of Directors at the end of the prior fiscal year. On December 20, 2019, our Board of Directors announced an Initial Dividend on shares of our Common Stock for fiscal year 2020 in the aggregate amount of $4,380,644.70.

Cash dividends on our Series L Preferred Stock paid in respect of the year ended December 31, 2019 and 2018 consist of the following:

Declaration Date	Payment Date	Number of Shares	Cash Dividends
			(in thousands)
December 3, 2019	January 16, 2020	5,387,160	$8,406	(1)
December 4, 2018	January 17, 2019	8,080,740	$14,045	(2)

(1)
Excludes $3,744,000, which represents a prorated cash dividend from January 1, 2019 to November 20, 2019 related to the 2,693,580 shares of Series L Preferred Stock that were repurchased in connection with the Series L Preferred Stock Tender Offer on November 20, 2019.

(2)
Includes $1,436,000, which represents a prorated cash dividend from November 20, 2017 to December 31, 2017. For the year ended December 31, 2017, the accumulated dividends of $1,436,000 are included in the numerator for purposes of calculating basic and diluted net income (loss) attributable to common stockholders per share (Note 9).

Until the fifth anniversary of the date of original issuance of our Series L Preferred Stock, we are prohibited from issuing any shares of preferred stock ranking senior to or on parity with the Series L Preferred Stock with respect to the payment of dividends, other distributions, liquidation, and or dissolution or winding up of the Company unless the Minimum

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

Fixed Charge Coverage Ratio, calculated in accordance with the Articles Supplementary describing the Series L Preferred Stock, is equal to or greater than 1.25:1.00. At December 31, 2019 and 2018, we were in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio. In order to maintain our compliance with the Minimum Fixed Charge Coverage Ratio during the year ending December 31, 2020, for the first and second quarters of 2020, we will, subject to applicable laws and regulations under Nasdaq and the TASE and the agreement of the Operator and or the Administrator, seek to pay some or all of the asset management fees, the Base Service Fee and or reimbursements under the Master Services Agreement in respect of such quarter in shares of Common Stock. The Company may seek to do so for the third and fourth quarters of 2020 as well (subject to the agreement of the Operator and or the Administrator, as the case may be, and the approval of a special committee consisting of the independent members of the Board of Directors).

11.  STOCKHOLDERS' EQUITY

Dividends

Cash dividends per share of Common Stock paid in respect of the years ended December 31, 2019 and 2018 consist of the following:

Declaration Date	Payment Date	Type	Cash Dividend Per Common Share (1)
December 3, 2019	December 27, 2019	Regular Quarterly	$0.075
August 8, 2019	September 18, 2019	Regular Quarterly	$0.075
August 8, 2019	August 30, 2019	Special Cash	$42.000
June 4, 2019	June 27, 2019	Regular Quarterly	$0.375
February 20, 2019	March 25, 2019	Regular Quarterly	$0.375
December 4, 2018	December 27, 2018	Regular Quarterly	$0.375
August 22, 2018	September 25, 2018	Regular Quarterly	$0.375
June 4, 2018	June 28, 2018	Regular Quarterly	$0.375
March 6, 2018	March 29, 2018	Regular Quarterly	$0.375

(1)	Amounts have been adjusted to give retroactive effect to the Reverse Stock Split.

On March 2, 2020, we declared a cash dividend of $0.075 per share of our Common Stock, to be paid on March 25, 2020 to stockholders of record at the close of business on March 13, 2020.

We declared the special cash dividends detailed below to allow the common stockholders that did not participate in the share repurchases as described below to receive the economic benefit of such repurchases. Urban Partners II, LLC ("Urban II"), a fund managed by an affiliate of CIM Group, the Administrator and the Operator of CIM Commercial (each as defined in Note 14), and an affiliate of CIM REIT and CIM Urban, waived its right to receive the April 5, 2017, June 12, 2017, and December 18, 2017 special cash dividends.

On April 5, 2017, we declared a special cash dividend of $0.84 per share of Common Stock ($0.28 per share prior to the Reverse Stock Split), or $601,000 in the aggregate, that was paid on April 24, 2017 to stockholders of record on April 17, 2017.

On June 12, 2017, we declared a special cash dividend of $5.94 per share of Common Stock ($1.98 per share prior to the Reverse Stock Split), or $4,271,000 in the aggregate, that was paid on June 27, 2017 to stockholders of record on June 20, 2017.

On December 18, 2017, we declared a special cash dividend of $2.19 per share of Common Stock ($0.73 per share prior to the Reverse Stock Split), or $1,575,000 in the aggregate, which was paid on January 11, 2018 to stockholders of record on December 29, 2017.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

On August 30, 2019, in connection with the Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock, as defined in "Item 1—Business" of this Annual Report on Form 10-K, we paid a special cash dividend of $42.00 per share of Common Stock ($14.00 per share of Common Stock prior to the Reverse Stock Split) (the “Special Dividend”), or $613,294,000 in the aggregate, to stockholders of record at the close of business on August 19, 2019. The Special Dividend was funded primarily by the net proceeds (after the repayment of debt) received from the sale of ten properties during 2019 (Note 3) and borrowings on our revolving credit facility.

Share Repurchases

On June 12, 2017, we repurchased, in a privately negotiated transaction, canceled and retired 8,727,272 shares of Common Stock from Urban II (26,181,818 shares of Common Stock prior to the Reverse Stock Split). The aggregate purchase price was $576,000,000, or $66.00 per share of Common Stock ($22.00 per share of Common Stock prior to the Reverse Stock Split). We funded the repurchase using available cash from asset sales and short-term borrowings on our unsecured credit facility. As a result of the repurchase, our stockholders' equity was reduced by the amount we paid for the repurchased shares and the related expenses. The Company paid a special cash dividend, as described above, on June 27, 2017 that allowed stockholders that did not participate in the June 12, 2017 private repurchase to receive the economic benefit of such repurchase.

On December 18, 2017, we repurchased, in a privately negotiated transaction, canceled and retired 4,696,969 shares of Common Stock from Urban II (14,090,909 shares of Common Stock prior to the Reverse Stock Split). The aggregate purchase price was $310,000,000, or $66.00 per share of Common Stock ($22.00 per share of Common Stock prior to the Reverse Stock Split). We funded the repurchase using available cash from asset sales. As a result of the repurchase, our stockholders' equity was reduced by the amount we paid for the repurchased shares and the related expenses. The Company paid a special cash dividend, as described above, on January 11, 2018 that allowed stockholders that did not participate in the December 18, 2017 private repurchase to receive the economic benefit of such repurchase.

Series A Preferred Warrants

Prior to February 2020, the Series A Preferred Stock was sold as a unit that included one share of Series A Preferred Stock (Note 10) and one Series A Preferred Warrant (Note 10) which allowed holders of Series A Preferred Warrants to purchase 0.25 of a share of Common Stock depending on when such warrants were issued. The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. At the time of issuance, the exercise price of each Series A Preferred Warrant is at a 15.0% premium to the per share estimated NAV of our Common Stock most recently published and designated as the Applicable NAV by us at the time of issuance of such Series A Preferred Warrants. However, in accordance with the terms of the Series A Preferred Warrants, the exercise price of each Series A Preferred Warrant issued prior to the Reverse Stock Split was automatically adjusted to reflect the effect of the Reverse Stock Split and, in the discretion of our Board of Directors, the exercise price and the number of shares issuable upon exercise of each Series A Preferred Warrant issued prior to the Special Dividend was adjusted to reflect the effect of the Special Dividend.

Proceeds and expenses from the sale of the Series A Preferred Units are allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of December 31, 2019, we had issued 4,484,376 Series A Preferred Warrants in connection with our offering of Series A Preferred Units and allocated net proceeds of $586,000, after specifically identifiable offering costs and allocated general offering costs, to the Series A Preferred Warrants in permanent equity.

12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Hedges of Interest Rate Risk
In order to manage financing costs and interest rate exposure related to the one-month LIBOR indexed variable rate borrowings, on August 13, 2015, we entered into ten interest rate swap agreements with multiple counterparties totaling $385,000,000 of notional value. These swap agreements became effective on November 2, 2015. During the year ended December 31, 2017, we repaid $215,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated seven interest rate swaps with an aggregate notional value of $215,000,000, for which we received termination payments, net of fees, of $973,000. On December 28, 2018, we repaid $40,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated one interest rate swap with a notional value of $50,000,000, for which we received

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

a termination payment, net of fees, of $684,000. On March 11, 2019, we repaid $120,000,000 of outstanding one-month LIBOR indexed variable rate borrowings (Note 7) and we terminated our two remaining interest rate swaps with an aggregate notional value of $120,000,000, for which we received aggregate termination payments, net of fees, of $1,302,000. The fair value of our two remaining swaps at the time of termination was $1,421,000 resulting in a net loss of $119,000, which was recorded as a net increase to interest expense on our consolidated statement of operations for the year ended December 31, 2019.
Each of our interest rate swap agreements initially met the criteria for cash flow hedge accounting treatment and we had designated the interest rate swap agreements as cash flow hedges of the risk of variability attributable to changes in the one-month LIBOR. Accordingly, the interest rate swaps were recorded on our consolidated balance sheets at fair value, and prior to August 1, 2018, the changes in the fair value of the swaps were recorded in OCI and reclassified to earnings as an adjustment to interest expense as interest became receivable or payable (Note 2). On July 31, 2018, we determined the hedged forecasted transaction was no longer probable of occurring so all subsequent changes in the fair value of our interest rate swaps were included in interest expense on our consolidated statements of operations. The balance in AOCI as of July 31, 2018 was reclassified to earnings as an adjustment to interest expense on our consolidated statements of operations as the originally designated forecasted transaction affected earnings. For the years ended December 31, 2019 and 2018, $1,806,000 and $1,552,000, respectively, was reclassified from AOCI and decreased interest expense on our consolidated statements of operations, which, during the year ended December 31, 2019, included a write off of $1,580,000 at the time our two remaining interest rate swaps were terminated. Beginning on August 1, 2018, changes in the fair value of the swaps were recorded in interest expense on our consolidated statements of operations. For the years ended December 31, 2019 and 2018, $209,000 and $1,728,000, respectively, was included as an increase in interest expense on our consolidated statements of operations related to the change in the fair value of our interest rate swaps.
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

Impact of Hedges on AOCI and Consolidated Statements of Operations

The changes in the balance of each component of AOCI related to our interest rate swaps designated as cash flow hedges are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Accumulated other comprehensive income (loss), at beginning of period	$1,806	$1,631	$(509)
Other comprehensive income before reclassifications	—	1,973	361
Amounts reclassified (to) from accumulated other comprehensive income (loss) (1)	(1,806)	(1,798)	1,779
Net current period other comprehensive income (loss)	(1,806)	175	2,140
Accumulated other comprehensive income, at end of period	$—	$1,806	$1,631

(1)	The amounts from AOCI were reclassified as a (decrease) increase to interest expense in our consolidated statements of operations.

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

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

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Our derivative financial instruments (Note 12) were measured at fair value on a recurring basis and were presented on our consolidated balance sheets at fair value, on a gross basis, excluding accrued interest. The table below presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets:

	December 31,			Balance Sheet
	2019	2018	Level	Location
	(in thousands)
Assets:
Interest rate swaps	$—	$1,630	2	Other assets

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

The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on our consolidated balance sheets are as follows:

	December 31, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Level
	(in thousands)
Assets:
SBA 7(a) loans receivable, subject to loan-backed notes	$27,595	$30,076	$37,031	$38,357	3
SBA 7(a) loans receivable, subject to credit risk	27,802	29,794	29,748	30,630	3
SBA 7(a) loans receivable, subject to secured borrowings	12,682	12,780	16,469	16,706	3
Liabilities:
Mortgages payable (1)	96,926	99,764	386,923	377,364	3
Junior subordinated notes	25,299	24,406	25,215	24,462	3

(1)
The December 31, 2018 carrying amount and estimated fair value of mortgages payable exclude one mortgage loan with a carrying value of $28,018,000 that had been classified as liabilities associated with assets held for sale, net, on our consolidated balance sheet at December 31, 2018 (Notes 3 and 7).

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

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

SBA 7(a) Loans Receivable, Subject to Loan-Backed Notes—These loans receivable represent the unguaranteed portions of loans originated under the SBA 7(a) Program which were transferred to a trust and are held as collateral in connection with a securitization transaction. The proceeds from the transfer have been recorded as SBA 7(a) loan-backed notes payable. In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions. At December 31, 2019, our assumptions included discount rates ranging from 5.25% to 7.25% and prepayment rates ranging from 13.41% to 16.80%. At December 31, 2018, our assumptions included discount rates ranging from 6.75% to 9.25% and prepayment rates ranging from 9.59% to 17.50%.

SBA 7(a) Loans Receivable, Subject to Credit Risk—Loans receivable were initially recorded at estimated fair value at the Acquisition Date. Loans receivable originated subsequent to the Acquisition Date are recorded at cost upon origination and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions. At December 31, 2019, our assumptions included discount rates ranging from 5.25% to 7.75% and prepayment rates ranging from 9.85% to 17.50%. At December 31, 2018, our assumptions included discount rates ranging from 6.75% to 9.75% and prepayment rates ranging from 4.91% to 17.50%.

SBA 7(a) Loans Receivable, Subject to Secured Borrowings—These loans receivable represent the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans. There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.  In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows taking into consideration the lack of credit risk. At December 31, 2019, our assumptions included discount rates ranging from 6.75% to 7.50% and prepayment rates ranging from 11.77% to 16.80%. At December 31, 2018, our assumptions included discount rates ranging from 8.75% to 9.50% and prepayment rates ranging from and 10.29% to 17.50%.

Mortgages Payable—The fair values of mortgages payable are estimated based on current interest rates available for debt instruments with similar terms. The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using a rate of 3.67% at December 31, 2019, and rates ranging from 4.62% to 4.64% at December 31, 2018.

Junior Subordinated Notes—The fair value of the junior subordinated notes is estimated based on current interest rates available for debt instruments with similar terms.  Discounted cash flow analysis is generally used to estimate the fair value of our junior subordinated notes. The rate used was 6.16% and 7.05% at December 31, 2019 and 2018, respectively.

14.   RELATED PARTY TRANSACTIONS

Asset Management and Other Fees to Related Parties

In December 2015, CIM Urban and CIM Capital, LLC (formerly CIM Investment Advisors, LLC), an affiliate of CIM REIT and CIM Group ("CIM Capital"), entered into an investment management agreement, pursuant to which CIM Urban engaged CIM Capital to provide certain services to CIM Urban (the “Investment Management Agreement”). On January 1, 2019, CIM Capital assigned its duties under the Investment Management Agreement to its four wholly-owned subsidiaries: CIM Capital Securities Management, LLC, a securities manager, CIM Capital RE Debt Management, LLC, a debt manager, CIM Capital Controlled Company Management, LLC, a controlled company manager, and CIM Capital Real Property Management, LLC, a real property manager. The "Operator" refers to CIM Investment Advisors, LLC from December 10, 2015 to December 31, 2018 and to CIM Capital and its four wholly-owned subsidiaries on and after January 1, 2019.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

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

The Operator earned asset management fees of $12,019,000, $17,880,000 and $22,229,000 for the years ended December 31, 2019, 2018 and 2017, respectively.  At December 31, 2019 and 2018, asset management fees of $2,356,000 and $4,540,000, respectively, were due to the Operator.

For the first and second quarters of 2020, the Company will, subject to applicable laws and regulations under Nasdaq and the TASE and the agreement of the Operator and or the Administrator, seek to pay some or all of the asset management fees, the Base Service Fee and or reimbursements under the Master Services Agreement in respect of such quarter in shares of Common Stock. The Company may seek to do so for the third and fourth quarters of 2020 as well (subject to the agreement of the Operator and or the Administrator, as the case may be, and the approval of a special committee consisting of the independent members of the Board of Directors).

CIM Management, Inc. and certain of its affiliates (collectively, the "CIM Management Entities"), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $2,562,000, $4,365,000 and $5,034,000 for the years ended December 31, 2019, 2018 and 2017, respectively. CIM Urban also reimbursed the CIM Management Entities $5,852,000, $6,065,000 and $8,465,000 for the years ended December 31, 2019, 2018 and 2017, respectively, for onsite management costs incurred on behalf of CIM Urban, which are included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $658,000, $1,548,000 and $982,000 for the years ended December 31, 2019, 2018, and 2017, respectively, which were capitalized to deferred charges. In addition, the CIM Management Entities earned construction management fees of $525,000, $580,000 and $1,654,000 for the years ended December 31, 2019, 2018 and 2017, respectively, which were capitalized to investments in real estate.

At December 31, 2019 and 2018, fees payable and expense reimbursements due to the CIM Management Entities of $4,107,000 and $3,202,000, respectively, are included in due to related parties. Also included in due to related parties as of December 31, 2019 and 2018, were $97,000 and $315,000, respectively, due to the CIM Management Entities and certain of its affiliates.

On March 11, 2014, CIM Commercial and its subsidiaries entered into a master services agreement (the "Master Services Agreement") with CIM Service Provider, LLC (the "Administrator"), an affiliate of CIM Group, pursuant to which the Administrator has agreed to provide, or arrange for other service providers to provide, management and administration services to CIM Commercial and its subsidiaries. Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the administrator of Urban Partners GP, LLC. Under the Master Services Agreement, CIM Commercial pays a base service fee (the "Base Service Fee") to the Administrator initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. For the years ended December 31, 2019, 2018 and 2017, the Administrator earned a Base Service Fee of $1,102,000, $1,079,000 and $1,060,000, respectively. In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered by the Base Service Fee. During the years ended December 31, 2019, 2018 and 2017, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, and from and after September 2018, operational and on-going support in connection with our registered public offering of Series A Preferred Units, where each Series A Preferred Unit consisted of one share of Series A Preferred Stock and one Series

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

A Preferred Warrant. The Administrator's compensation is based on the salaries and benefits of the employees of the Administrator and or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). For the years ended December 31, 2019, 2018 and 2017, we expensed $2,577,000, $2,783,000, and $3,065,000, respectively, for such services which are included in asset management and other fees to related parties. At December 31, 2019 and 2018, $1,673,000 and $1,490,000 was due to the Administrator, respectively, for such services.

On January 1, 2015, we entered into a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC ("CIM SBA"), an affiliate of CIM Group, and our subsidiary, PMC Commercial Lending, LLC. The agreement provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing such personnel and resources. For the years ended December 31, 2019, 2018 and 2017, we incurred expenses related to services subject to reimbursement by us under this agreement of $2,382,000, $2,445,000 and $3,464,000, respectively, which are included in asset management and other fees to related parties for lending segment costs, and $223,000, $264,000 and $433,000, respectively, for corporate services, which are included in asset management and other fees to related parties. In addition, for the years ended December 31, 2019, 2018 and 2017, we deferred personnel costs of $112,000, $330,000 and $429,000, respectively, associated with services provided for originating loans. At December 31, 2019 and 2018, $1,029,000 and $1,347,000, respectively, was due to CIM SBA for costs and expenses of providing such personnel and resources.

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

On May 31, 2019, the Company, IAA and CCO Capital entered into an Amendment, Assignment and Assumption Agreement (the “Assignment Agreement”), pursuant to which CCO Capital assumed all of the rights and obligations of IAA under the dealer manager agreement, dated as of June 28, 2016, as amended, by and between the Company and IAA. As a result of the Assignment Agreement, CCO Capital became the exclusive dealer manager for the Company’s public offering of the Series A Preferred Units effective as of May 31, 2019. In connection with the execution of the Assignment Agreement, the Company terminated the Wholesaling Agreement effective as of May 31, 2019. At December 31, 2019 and 2018, $621,000 and $200,000, respectively, was included in deferred costs for CCO Capital fees, of which $169,000 and $138,000, respectively, was included in due to related parties. CCO Capital incurred issuance-specific costs of $700,000, which were allocated to the Series A Preferred Stock for the year ended December 31, 2019. The Company’s offering of the Series A Preferred Units ended at the end of January 2020. On January 28, 2020, the Company entered into the Second Amended and Restated Dealer Manager Agreement, pursuant to which CCO Capital acts as the exclusive dealer manager for the Company’s public offering of Series A Preferred Stock and Series D Preferred Stock. In connection with such agreement, the Wholesaling Agreement and the Assignment Agreement were terminated.

Equity Transactions

On June 12, 2017, we repurchased, in a privately negotiated transaction, canceled and retired 8,727,272 shares of Common Stock from Urban II. The aggregate purchase price was $576,000,000, or $66.00 per share (Note 11).

On December 18, 2017, we repurchased, in a privately negotiated transaction, canceled and retired 4,696,969 shares of Common Stock from Urban II. The aggregate purchase price was $310,000,000, or $66.00 per share (Note 11).

Other

On October 1, 2015, an affiliate of CIM Group entered into a 5-year lease renewal with respect to a property owned by the Company, which lease was amended to a month-to-month term in February 2019. For the years ended December 31, 2019,

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

2018 and 2017, we recorded rental and other property income related to this tenant of $112,000, $108,000 and $108,000, respectively.

On May 15, 2019, CIM Group entered into an approximately eleven-year lease for approximately 32,000 rentable square feet with respect to a property owned by the Company. The lease was amended on August 7, 2019 to reduce the rentable square feet to approximately 30,000 rentable square feet. For the years ended December 31, 2019, 2018 and 2017, we recorded rental and other property income related to this tenant of $932,000, $0 and $0, respectively.

In October 2019, our Administrator acquired 2,468,390 shares of our Common Stock, representing approximately 16.9% of the outstanding shares of our Common Stock at such time, for $19.1685 per share from an affiliate of CIM Group in a private transaction. As of March 12, 2020, CIM Group, its affiliates, and our officers and directors have an aggregate economic interest in approximately 19.6% of the outstanding shares of our Common Stock.

15.   COMMITMENTS AND CONTINGENCIES

Loan Commitments—Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments to fund loans were $9,696,000 at December 31, 2019 and are for prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

General—In connection with the ownership and operation of real estate properties, we have certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. CIM Commercial had a total of $7,747,000 in future obligations under leases to fund tenant improvements and other future construction obligations at December 31, 2019. At December 31, 2019, $2,814,000 was funded to reserve accounts included in restricted cash on our consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreement entered into in June 2016.

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
In September 2018, we filed a lawsuit against the City and County of San Francisco seeking a refund of the $11,845,000 in penalties, interest and legal fees paid by us for real property transfer tax allegedly due for a transaction in a prior year. We disputed that such penalties, interest and legal fees were payable but, in order to contest the asserted tax obligations, we had to pay such amounts to the City and County of San Francisco in August 2017. We have been vigorously pursuing this litigation and intend to continue to do so.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

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

Rent Expense—Rent expense under a ground lease for a property that was sold in August 2017, which includes straight-line rent and amortization of acquired below-market ground lease, was $0, $0 and $1,168,000 the years ended December 31, 2019, 2018 and 2017, respectively.
We lease office space in Dallas, Texas under a lease which, as amended, expires in May 2020. In determining whether this contract constitutes a lease, we determined that the office space is explicitly identified in the contract. Additionally, so long as payments are made timely under this lease, we as the tenant have the right to obtain substantially all the economic benefits from the use of this identified asset and can direct how and for what purpose the office space is used to conduct our operations. In January 2020, CIM Group, as successor in interest to CIM Commercial, entered into an amendment to this office lease, which commences in June 2020 upon the expiration of the existing lease.
As of December 31, 2019, the right-of-use asset and lease liability balance was approximately $106,000. The right-of-use asset is included within other assets and the lease liability is included within other liabilities on our consolidated balance sheet. We recorded rent expense of $294,000, $253,000 and $228,000 for the years ended December 31, 2019, 2018 and 2017, respectively, in general and administrative expenses on our consolidated statements of operations.

At December 31, 2019, our scheduled future noncancelable minimum lease payments was $106,000 for the year ending December 31, 2020.

16.   FUTURE MINIMUM LEASE RENTALS

Future minimum rental revenue under long-term operating leases at December 31, 2019, excluding tenant reimbursements of certain costs, are as follows:

Years Ending December 31,	Total
(in thousands)
2020	$47,459
2021	41,978
2022	38,691
2023	35,201
2024	33,929
Thereafter	50,809
$248,067

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

17.  CONCENTRATIONS

Tenant Revenue Concentrations—Rental and other property income from Kaiser Foundation Health Plan, Incorporated ("Kaiser"), which occupied space in two of our Oakland, California properties, accounted for approximately 17.3%, 12.9% and 10.8% of our office segment revenues for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019 and 2018, $23,000 and $331,000, respectively, was due from Kaiser.

Rental and other property income from the U.S. General Services Administration and other government agencies (collectively, "Governmental Tenants"), which primarily occupied space in our properties located in Washington, D.C., accounted for approximately 17.1%, 24.6% and 29.4% of our office segment revenues for the years ended December 31, 2019, 2018 and 2017, respectively.  At December 31, 2019 and 2018, $282,000 and $2,899,000, respectively, was due from Governmental Tenants.

Geographical Concentrations of Investments in Real Estate—As of December 31, 2019, 2018 and 2017, we owned 8, 16 and 15 office properties, respectively; one hotel property; one, two and two parking garages, respectively; and one, two, and two development sites, respectively, one of which is being used as a parking lot. As of December 31, 2019, 2018 and 2017, these properties were located in two states, and in Washington, D.C. as of December 31, 2018 and 2017.

Our revenue concentrations from properties are as follows:

	Year Ended December 31,
	2019	2018	2017
California	80.6%	76.0%	63.3%
Texas	5.5	3.3	6.9
Washington, D.C.	13.9	20.7	25.1
North Carolina	—	—	3.1
New York	—	—	1.6
	100.0%	100.0%	100.0%

Our real estate investments concentrations from properties are as follows:

	December 31,
	2019	2018
California (1)	94.4%	70.6%
Texas	5.6	2.2
Washington, D.C.	—	27.2
	100.0%	100.0%

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

The provision for income taxes results in effective tax rates that differ from federal and state statutory rates.  A reconciliation of the provision for income tax attributable to the TRSs' income from continuing operations computed at federal statutory rates to the income tax provision reported in the financial statements is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Income from continuing operations before income taxes for TRSs	$4,414	$4,962	$4,878

Expected federal income tax provision	$927	$1,042	$1,658
State income taxes	21	35	27
Change in valuation allowance	—	—	(37)
Other	(66)	(152)	(272)
Income tax provision	$882	$925	$1,376

The components of our net deferred tax asset, which are included in other assets, are as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating losses	$39	$37
Secured borrowings—government guaranteed loans	132	198
Other	166	185
Total gross deferred tax assets	337	420
Valuation allowance	(38)	(38)
	299	382
Deferred tax liabilities:
Loans receivable	(210)	(255)
	(210)	(255)
Deferred tax asset, net	$89	$127

The net operating loss carryforwards at December 31, 2019 and 2018 were generated by TRSs and are available to offset future taxable income of these TRSs. The net operating loss carryforwards expire from 2026 to 2033.

The periods subject to examination for our federal and state income tax returns are 2016 through 2019. As of December 31, 2019 and 2018, no reserves for uncertain tax positions have been established and we do not anticipate any material changes in the amount of unrecognized tax benefits recorded to occur within the next 12 months.

The Tax Cuts and Jobs Act of 2017, signed into law in late December 2017, made sweeping changes to provisions of the Code applicable to businesses. Management has reviewed these statutory changes and determined that the impact to our consolidated financial statements is not material.

19.   SEGMENT DISCLOSURE

In accordance with ASC Topic 280, Segment Reporting, our reportable segments during the years ended December 31, 2019 and 2018 consist of two types of commercial real estate properties, namely, office and hotel, as well as a segment for our lending business. Our reportable segments during the year ended December 31, 2017 consist of three types of commercial real estate properties, namely, office, hotel and multifamily, as well as a segment for our lending business. Management internally evaluates the operating performance and financial results of the segments based on net operating income. We also have certain

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in Note 2.

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

The net operating income of our segments for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Office:
Revenues	$86,948	$147,811	$173,853
Property expenses:
Operating	36,638	54,654	68,650
General and administrative	521	2,350	981
Total property expenses	37,159	57,004	69,631
Segment net operating income—office	49,789	90,807	104,222
Hotel:
Revenues	38,748	38,789	38,585
Property expenses:
Operating	26,290	25,263	25,059
General and administrative	134	32	77
Total property expenses	26,424	25,295	25,136
Segment net operating income—hotel	12,324	13,494	13,449
Multifamily:
Revenues	—	—	13,400
Property expenses:
Operating	—	—	7,559
General and administrative	—	—	393
Total property expenses	—	—	7,952
Segment net operating income—multifamily	—	—	5,448
Lending:
Revenues	10,964	10,870	10,221
Lending expenses:
Interest expense	1,814	1,412	414
Fees to related party	2,382	2,445	3,464
General and administrative	1,630	1,857	1,010
Total lending expenses	5,826	5,714	4,888
Segment net operating income—lending	5,138	5,156	5,333
Total segment net operating income	$67,251	$109,457	$128,452

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

A reconciliation of our segment net operating income to net income attributable to the Company for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Total segment net operating income	$67,251	$109,457	$128,452
Interest and other income	3,329	—	—
Asset management and other fees to related parties	(15,921)	(22,006)	(26,787)
Interest expense	(10,361)	(25,482)	(34,070)
General and administrative	(4,069)	(4,928)	(3,018)
Transaction costs	(574)	(938)	(11,862)
Depreciation and amortization	(27,374)	(53,228)	(58,364)
Loss on early extinguishment of debt	(29,982)	(808)	(8,215)
Impairment of real estate	(69,000)	—	(13,100)
Gain on sale of real estate	433,104	—	408,098
Income before provision for income taxes	346,403	2,067	381,134
Provision for income taxes	(882)	(925)	(1,376)
Net income	345,521	1,142	379,758
Net loss (income) attributable to noncontrolling interests	152	(21)	(21)
Net income attributable to the Company	$345,673	$1,121	$379,737

The condensed assets for each of the segments as of December 31, 2019 and 2018, along with capital expenditures and loan originations for the years ended December 31, 2019, 2018, and 2017 are as follows:

	December 31,
	2019	2018
	(in thousands)
Condensed assets:
Office (1)	$460,951	$1,094,269
Hotel	104,029	105,845
Lending	82,140	97,465
Non-segment assets	20,472	44,822
Total assets	$667,592	$1,342,401

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Capital expenditures (2):
Office (1)	$16,006	$12,669	$24,907
Hotel	2,382	2,237	478
Multifamily	—	—	693
Total capital expenditures	18,388	14,906	26,078
Loan originations	39,592	74,234	76,316
Total capital expenditures and loan originations	$57,980	$89,140	$102,394

(1)	The December 31, 2018 balances include the assets of 260 Townsend Street, which was classified as held for sale on our consolidated balance sheet at December 31, 2018 and sold in March 2019 (Note 3).

(2)	Represents additions and improvements to real estate investments, excluding acquisitions. Includes the activity for dispositions through their respective disposition dates.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of quarterly financial information for the year ended December 31, 2019:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
2019
Revenues	$47,277	$36,856	$29,215	$26,641
Loss on early extinguishment of debt	25,071	4,911	—	—
Impairment of real estate	66,200	2,800	—	—
Gain on sale of real estate	377,581	55,221	302	—
Net income (loss)	291,623	52,567	2,856	(1,525)
Net income (loss) attributable to the Company	291,797	52,566	2,848	(1,538)
Redeemable preferred stock dividends declared or accumulated	(4,162)	(4,302)	(4,470)	(4,161)
Redeemable preferred stock redemptions	(4)	(4)	—	(5,874)
Net income (loss) attributable to common stockholders	287,631	48,260	(1,622)	(11,573)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE (1) (2):
Basic	$19.70	$3.31	$(0.11)	$(0.79)
Diluted	$18.90	$3.20	$(0.11)	$(0.79)
Weighted average shares of common stock outstanding - basic	14,598	14,597	14,598	14,598
Weighted average shares of common stock outstanding - diluted	15,245	15,284	14,599	14,599

(1)
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.

(2)	Amounts have been adjusted to give retroactive effect to the Reverse Stock Split.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2019 and 2018
and for the Years Ended December 31, 2019, 2018 and 2017 (Continued)

The following is a summary of quarterly financial information for the year ended December 31, 2018:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands except per share amounts)
2018
Revenues as previously reported (1)	$48,398	$51,559	$47,640	$50,127
Bad debt expense recorded as adjustment to revenues (1)	(104)	(15)	(33)	(102)
Revenues	48,294	51,544	47,607	50,025
Loss on early extinguishment of debt	—	—	—	808
Net income (loss)	622	1,949	(529)	(900)
Net income (loss) attributable to the Company	618	1,937	(528)	(906)
Redeemable preferred stock dividends declared or accumulated	(3,645)	(3,814)	(3,921)	(4,043)
Redeemable preferred stock redemptions	1	1	1	1
Net loss attributable to common stockholders	(3,026)	(1,876)	(4,448)	(4,948)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE (2) (3):
Basic	$(0.21)	$(0.13)	$(0.30)	$(0.34)
Diluted	$(0.21)	$(0.13)	$(0.30)	$(0.34)
Weighted average shares of common stock outstanding - basic	14,595	14,597	14,598	14,598
Weighted average shares of common stock outstanding - diluted	14,595	14,597	14,598	14,598

(1)
Represents revenues for the three months ended March 31, June 30, September 30, and December 31, 2018, as previously reported in the Annual Report on Form 10-K for the year ended December 31, 2018. Under the new leasing guidance, bad debt expense associated with changes in the collectability assessment for operating leases shall be recorded as adjustments to rental and other property income rather than other property operating expense (Note 2).

(2)
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.

(3)	Amounts have been adjusted to give retroactive effect to the Reverse Stock Split.

Schedule III—Real Estate and Accumulated Depreciation
December 31, 2019
(in thousands)

		Initial Cost		Net Improvements (Write-Offs) Since Acquisition	Gross Amount at Which Carried (2)
Property Name, City and State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Acc. Deprec.	Year Built / Renovated	Year of Acquisition
Office
3601 S Congress Avenue
Austin, TX	$—	$9,569	$18,593	$9,833	$9,569	$28,426	$37,995	$9,041	1918/2001	2007
1 Kaiser Plaza
Oakland, CA	97,100	9,261	113,619	19,802	9,261	133,421	142,682	44,659	1970/2008	2008
2 Kaiser Plaza Parking Lot
Oakland, CA	—	10,931	110	1,735	10,931	1,845	12,776	117	N/A	2015
11600 Wilshire Boulevard
Los Angeles, CA	—	3,477	18,522	2,304	3,477	20,826	24,303	5,672	1955	2010
11620 Wilshire Boulevard
Los Angeles, CA	—	7,672	51,999	7,242	7,672	59,241	66,913	15,731	1976	2010
4750 Wilshire Boulevard
Los Angeles, CA	—	16,633	28,985	3,897	16,633	32,882	49,515	4,170	1984/2014	2014
Lindblade Media Center
Los Angeles, CA	—	6,342	11,568	24	6,342	11,592	17,934	1,480	1930 & 1957 / 2010	2014
1130 Howard Street
San Francisco, CA	—	8,290	10,480	5	8,290	10,485	18,775	638	1930 / 2016 & 2017	2017
9460 Wilshire Boulevard
Los Angeles, CA	—	52,199	76,730	620	52,199	77,350	129,549	4,644	1959 / 2008	2018

Hotel
Sheraton Grand Hotel
Sacramento, CA	—	3,497	107,447	122	3,497	107,569	111,066	31,158	2001	2008
Sheraton Grand Hotel Parking & Retail
Sacramento, CA	—	6,550	10,996	208	6,550	11,204	17,754	3,245	2001	2008
	$97,100	$134,421	$449,049	$45,792	$134,421	$494,841	$629,262	$120,555

(1)	These properties collateralize the revolving credit facility, which had a $153,000,000 outstanding balance as of December 31, 2019.

(2)	The aggregate gross cost of property included above for federal income tax purposes approximates $661,503,000 (unaudited) as of December 31, 2019.

The following table reconciles our investments in real estate from January 1, 2017 to December 31, 2019:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Investments in Real Estate
Balance, beginning of period	$1,344,636	$1,228,780	$2,021,494

Additions:
Improvements	18,388	14,906	26,078
Property acquisitions	—	128,928	18,770
Deductions:
Assets held for sale	—	(24,832)	—
Asset sales	(659,849)	—	(815,357)
Impairment	(69,000)	—	(13,100)
Retirements	(4,913)	(3,146)	(9,105)
Balance, end of period	$629,262	$1,344,636	$1,228,780

The following table reconciles the accumulated depreciation from January 1, 2017 to December 31, 2019:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Accumulated Depreciation
Balance, beginning of period	$(303,699)	$(271,055)	$(414,552)

Additions: depreciation	(22,209)	(43,499)	(49,427)
Deductions:
Assets held for sale	—	7,709	—
Asset sales	200,440	—	183,819
Retirements	4,913	3,146	9,105
Balance, end of period	$(120,555)	$(303,699)	$(271,055)

Schedule IV—Mortgage Loans on Real Estate
December 31, 2019
(dollars in thousands, except footnotes)

												Principal
												Amount of
												Loans Subject
Geographic	Number						Final			Carrying		to Delinquent
Dispersion of	of	Size of Loans					Maturity			Amount of		Principal or
Collateral	Loans	From	To	Interest Rate			Date Range			Mortgages (1)		"Interest"

SBA 7(a) Loans - States 2% or greater (2) (3):
Indiana	17	$110	$1,000	6.50%	to	7.75%	05/14/36	—	09/27/44	$8,620		$—
Texas	25	$—	$1,020	5.88%	to	7.75%	01/01/21	—	10/24/44	8,086		—
Ohio	24	$—	$800	6.75%	to	7.75%	10/16/20	—	07/17/44	7,000		—
Michigan	17	$10	$1,000	6.25%	to	7.75%	10/10/33	—	11/22/44	5,138		—
Florida	10	$80	$1,110	6.75%	to	7.75%	06/29/32	—	01/26/44	4,007		—
Pennsylvania (4)	5	$170	$760	6.75%	to	7.75%	03/05/40	—	11/29/43	2,388		284
Illinois	7	$50	$550	6.75%	to	7.75%	09/17/35	—	08/20/44	1,779		—
Louisiana	4	$110	$610	6.75%	to	7.75%	11/17/41	—	05/21/44	1,551		—
South Carolina	4	$280	$400	6.75%	to	7.75%	11/06/40	—	07/30/44	1,358		—
Wisconsin (5)	7	$—	$530	6.75%	to	8.25%	04/23/20	—	02/27/43	1,355		80
North Carolina	4	$70	$630	6.75%	to	7.75%	09/08/32	—	11/25/44	1,319		—
Colorado	4	$60	$540	6.50%	to	7.75%	01/21/36	—	07/26/43	1,309		—
Virginia	4	$240	$470	7.00%	to	7.75%	07/20/37	—	12/27/44	1,283		—
Mississippi	4	$150	$520	7.00%	to	7.75%	08/31/29	—	08/31/43	1,206		—
Alabama	5	$30	$490	6.75%	to	7.75%	07/25/25	—	08/31/44	1,130		—
Kentucky	5	$100	$430	7.00%	to	7.75%	04/09/35	—	07/25/44	1,099		—
Other	29	$10	$550	6.25%	to	7.75%	05/23/20	—	02/27/45	6,148		—
Government guaranteed portions (6)										1,601		—
SBA 7(a) loans, subject to secured borrowings (7)										12,152		—
General reserves										(450)		—
	175									68,079	(8)	364

(1)	Excludes general reserves of $450,000.

(2)	Includes $242,000 of loans with subordinate lien positions.

(3)	Interest rates are variable at spreads over the prime rate unless otherwise noted.

(4)	Includes a loan with a retained face value of $284,000, a valuation reserve of $116,000 and a fixed interest rate of 7.75%.

(5)	Includes a loan with a retained face value of $80,000, a valuation reserve of $32,000 and a fixed interest rate of 8.25%.

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

(8)	For Federal income tax purposes, the aggregate cost basis of our loans was approximately $54,925,000 (unaudited).

Schedule IV—Mortgage Loans on Real Estate (Continued)
December 31, 2019
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of period	$83,248	$81,056	$75,740

Additions during period:
New loans	39,592	74,234	76,316
Other - deferral for collection of commitment fees, net of costs	802	1,587	1,706
Other - accretion of loan fees and discounts	1,303	1,026	676

Deductions during period:
Collections of principal	(13,886)	(16,468)	(17,557)
Foreclosures	(241)	—	(127)
Cost of mortgages sold, net	(42,663)	(57,947)	(54,973)
Other - reclassification from secured borrowings	—	—	(534)
Other - bad debt expense	(76)	(240)	(191)
Balance, end of period	$68,079	$83,248	$81,056