Form 10-Q
period 2020-03-31
CIM Commercial Trust Corp
filed 2020-05-11
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒    NO ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
As of May 7, 2020, the Registrant had outstanding 14,827,410 shares of common stock, par value $0.001 per share.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

PART I
Financial Information

Item 1.
Financial Statements

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investments in real estate, net	$509,278	$508,707
Cash and cash equivalents	22,758	23,801
Restricted cash	10,430	12,146
Loans receivable, net	65,170	68,079
Accounts receivable, net	3,528	3,520
Deferred rent receivable and charges, net	35,690	34,857
Other intangible assets, net	6,813	7,260
Other assets	9,875	9,222
TOTAL ASSETS	$663,542	$667,592
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$307,899	$307,421
Accounts payable and accrued expenses	17,027	24,309
Intangible liabilities, net	1,028	1,282
Due to related parties	10,317	9,431
Other liabilities	9,553	10,113
Total liabilities	345,824	352,556
COMMITMENTS AND CONTINGENCIES (Note 15)
CUMULATIVE REDEEMABLE PREFERRED STOCK: Series A, $0.001 par value; 36,000,000 shares authorized; 1,692,338 and 1,687,938 shares issued and outstanding, respectively, at March 31, 2020 and 1,630,821 and 1,630,421 shares issued and outstanding, respectively, at December 31, 2019; liquidation preference of $25.00 per share, subject to adjustment	38,179	36,841
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 36,000,000 shares authorized; 3,159,029 and 3,138,916 shares issued and outstanding, respectively, at March 31, 2020 and 2,853,555 and 2,837,094 shares issued and outstanding, respectively, at December 31, 2019; liquidation preference of $25.00 per share, subject to adjustment	78,160	70,633
Series D cumulative redeemable preferred stock, $0.001 par value; 32,000,000 shares authorized; 5,980 shares issued and outstanding at March 31, 2020 and 0 shares issued and outstanding at December 31, 2019; liquidation preference of $25.00 per share, subject to adjustment	150	—
Series L cumulative redeemable preferred stock, $0.001 par value; 9,000,000 shares authorized; 8,080,740 and 5,387,160 shares issued and outstanding, respectively, at March 31, 2020 and December 31, 2019; liquidation preference of $28.37 per share, subject to adjustment	152,834	152,834
Common stock, $0.001 par value; 900,000,000 shares authorized; 14,602,149 shares issued and outstanding at March 31, 2020 and December 31, 2019.	15	15
Additional paid-in capital	794,269	794,825
Distributions in excess of earnings	(746,398)	(740,617)
Total stockholders' equity	279,030	277,690
Noncontrolling interests	509	505
Total equity	279,539	278,195
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$663,542	$667,592
           The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
REVENUES:
Rental and other property income	$14,819	$33,581
Hotel income	7,759	9,804
Interest and other income	2,957	3,892
	25,535	47,277
EXPENSES:
Rental and other property operating	12,515	20,253
Asset management and other fees to related parties	4,139	5,886
Interest	3,167	4,045
General and administrative	1,734	1,788
Transaction costs	—	44
Depreciation and amortization	5,258	9,630
Loss on early extinguishment of debt (Note 7)	—	25,071
Impairment of real estate (Note 3)	—	66,200
	26,813	132,917
Gain on sale of real estate (Note 3)	—	377,581
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(1,278)	291,941
Provision for income taxes	(22)	318
NET (LOSS) INCOME	(1,256)	291,623
Net (income) loss attributable to noncontrolling interests	(4)	174
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	(1,260)	291,797
Redeemable preferred stock dividends declared or accumulated (Note 10)	(5,356)	(4,162)
Redeemable preferred stock deemed dividends (Note 10)	(161)	—
Redeemable preferred stock redemptions (Note 10)	(10)	(4)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,787)	$287,631
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE: (1)
Basic	$(0.46)	$19.70
Diluted	$(0.46)	$18.90
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: (1)
Basic	14,598	14,598
Diluted	14,599	15,245

(1)	All share and per share amounts have been adjusted to give retroactive effect to the one-for-three reverse stock split of our common stock effected on September 3, 2019.
   The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
NET (LOSS) INCOME	$(1,256)	$291,623
Other comprehensive loss: cash flow hedges	—	(1,806)
COMPREHENSIVE (LOSS) INCOME	(1,256)	289,817
Comprehensive (income) loss attributable to noncontrolling interests	(4)	174
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(1,260)	$289,991
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts)

	Three Months Ended March 31, 2020
	Common Stock		Preferred Stock
			Series A		Series D		Series L
	Shares	Par Value	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Distributions in Excess of Earnings	Non-controlling Interests	Total Equity
	(Unaudited)
Balances, December 31, 2019	14,602,149	$15	2,837,094	$70,633	—	$—	5,387,160	$152,834	$794,825	$(740,617)	$505	$278,195
Stock-based compensation expense	—	—	—	—	—	—	—	—	56	—	—	56
Common dividends ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,095)	—	(1,095)
Issuance of Series A Preferred Warrants	—	—	—	—	—	—	—	—	28	—	—	28
Dividends to holders of Series A Preferred Stock ($0.68750 per share)	—	—	—	—	—	—	—	—	—	(3,252)	—	(3,252)
Issuance of Series D Preferred Stock	—	—	—	—	5,980	150	—	—	(5)	—	—	145
Dividends to holders of Series D Preferred Stock ($0.588542 per share)	—	—	—	—	—	—	—	—	—	(3)	—	(3)
Reclassification of Series A Preferred Stock to permanent equity	—	—	304,274	7,588	—	—	—	—	(640)	—	—	6,948
Redeemable Preferred Stock deemed dividends	—	—	—	—	—	—	—	—	—	(161)	—	(161)
Redemption of Series A Preferred Stock	—	—	(2,452)	(61)	—	—	—	—	5	(10)	—	(66)
Net (loss) income	—	—	—	—	—	—	—	—	—	(1,260)	4	(1,256)
Balances, March 31, 2020	14,602,149	$15	3,138,916	$78,160	5,980	$150	5,387,160	$152,834	$794,269	$(746,398)	$509	$279,539

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,256)	$291,623
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent and amortization of intangible assets, liabilities and lease inducements	(816)	(193)
Depreciation and amortization	5,258	9,630
Reclassification from AOCI to interest expense	—	(1,806)
Reclassification from other assets to interest expense for swap termination	—	1,421
Change in fair value of swaps	—	209
Gain on sale of real estate	—	(377,581)
Impairment of real estate	—	66,200
Loss on early extinguishment of debt	—	25,071
Amortization of deferred loan costs	266	309
Amortization of premiums and discounts on debt	(25)	4
Unrealized premium adjustment	451	442
Amortization and accretion on loans receivable, net	(179)	(98)
Bad debt expense (recovery)	225	(98)
Deferred income taxes	(151)	95
Stock-based compensation	56	38
Loans funded, held for sale to secondary market	(8,883)	(2,553)
Proceeds from sale of guaranteed loans	9,520	11,286
Principal collected on loans subject to secured borrowings	2,014	112
Other operating activity	(297)	(49)
Changes in operating assets and liabilities:
Accounts receivable and interest receivable	(300)	740
Other assets	(695)	643
Accounts payable and accrued expenses	489	(4,041)
Deferred leasing costs	(83)	(262)
Other liabilities	(497)	(5,026)
Due to related parties	886	(1,723)
Net cash provided by operating activities	5,983	14,393
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(5,632)	(12,623)
Proceeds from sale of real estate, net	—	652,891
Loans funded	(2,961)	(851)
Principal collected on loans	3,319	2,252
Other investing activity	30	23
Net cash (used in) provided by investing activities	(5,244)	641,692
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of unsecured revolving lines of credit, revolving credit facility and or term note	(5,000)	(130,000)
Proceeds from unsecured revolving lines of credit, revolving credit facility and or term note	11,500	—
Payment of mortgages payable	—	(46,000)
Investments in marketable securities in connection with the legal defeasance of mortgages payable	—	(224,086)

(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Prepayment penalties and other payments for early extinguishment of debt	—	(5,562)
Payment of principal on SBA 7(a) loan-backed notes	(4,249)	(3,271)
Payment of principal on secured borrowings	(2,014)	(112)
Payment of deferred preferred stock offering costs	(207)	(126)
Payment of other deferred costs	—	(82)
Payment of common dividends	(1,095)	(5,474)
Net proceeds from issuance of Series A Preferred Warrants	29	9
Net proceeds from issuance of Series A Preferred Stock	8,497	7,019
Net proceeds from issuance of Series D Preferred Stock	146	—
Payment of preferred stock dividends	(10,919)	(14,935)
Redemption of Series A Preferred Stock	(186)	(67)
Net cash used in by financing activities	(3,498)	(422,687)
Change in cash balances included in assets held for sale	—	10
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(2,759)	233,408
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	35,947	77,171
End of period	$33,188	$310,579
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$22,758	$298,841
Restricted cash	10,430	11,738
Total cash and cash equivalents and restricted cash	$33,188	$310,579
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,904	$5,734
Federal income taxes paid	$—	$—
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additions to investments in real estate included in accounts payable and accrued expenses	$4,859	$2,457
Additions to deferred costs included in accounts payable and accrued expenses	$382	$145
Additions to preferred stock offering costs included in accounts payable and accrued expenses	$538	$281
Accrual of dividends payable to preferred stockholders	$2,209	$1,010
Preferred stock offering costs offset against redeemable preferred stock in temporary equity	$176	$44
Preferred stock offering costs offset against redeemable preferred stock in permanent equity	$2	$—
Reclassification of Series A Preferred Stock from temporary equity to permanent equity	$6,948	$8,890
Reclassification of loans receivable, net to real estate owned	$—	$243
Reclassification of Series A Preferred Stock from permanent equity to accounts payable and accrued expenses	$18	$—
Establishment of right-of use asset and lease liability	$—	$362
Marketable securities transferred in connection with the legal defeasance of mortgages payable	$—	$224,086
Mortgage notes payable legally defeased	$—	$205,500
Mortgage note assumed in connection with our sale of real estate	$—	$28,200
Redeemable preferred stock deemed dividends	$161	$—
Redeemable preferred stock fees included in accounts payable and accrued expenses	$78	$—
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

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
On March 16, 2020, the Company established an “at the market” (“ATM”) program through which it may, from time to time in its discretion, offer and sell shares of Common Stock having an aggregate offering price of up to $25,000,000 through an investment banking firm acting as the sales agent. Sales of Common Stock under the ATM program may be made directly on or through Nasdaq, among other methods. The Company intends to use the net proceeds from shares sold under the ATM program, if any, for general corporate purposes, acquisitions of shares of our preferred stock, whether through one or more tender offers, share repurchases or otherwise, and acquisitions consistent with our acquisition and asset management strategies. As of May 7, 2020, no sales of Common Stock have been made under the ATM program.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
For more information regarding our significant accounting policies and estimates, please refer to "Basis of Presentation and Summary of Significant Accounting Policies" contained in Note 2 to our consolidated financial statements for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 16, 2020.
Interim Financial Information—The accompanying interim consolidated financial statements of CIM Commercial have been prepared by our management in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

December 31, 2020. Our accompanying interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 16, 2020.
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
Investments in real estate are evaluated for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two of the impairment testing under GAAP is based on either the income approach, with market discount rate, terminal capitalization rate and rental rate assumptions being most critical to such analysis, or on the sales comparison approach to similar properties. Assets held for sale are reported at the lower of the asset's carrying amount or fair value, less costs to sell. We recognized impairment of long-lived assets of $0 and $66,200,000 during the three months ended March 31, 2020 and 2019, respectively (Note 3).
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

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
For the three months ended March 31, 2020 and 2019, we recognized rental income as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Rental and other property income
Fixed lease payments (1)	$13,345	$30,896
Variable lease payments (2)	1,474	2,685
Rental and other property income	$14,819	$33,581

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

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
We recognized hotel income of $7,759,000 and $9,804,000 for the three months ended March 31, 2020 and 2019, respectively. Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 18:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Hotel properties
Hotel income	$7,759	$9,804
Rental and other property income	462	736
Interest and other income	32	49
Hotel revenues	$8,253	$10,589
Tenant recoveries outside of the lease agreements
Tenant recoveries outside of the lease agreements are related to construction projects in which our tenants have agreed to fully reimburse us for all costs related to construction. These services include architectural, permit expediter and construction services. At inception of the contract with the customer, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate. While these individual services are distinct, in the context of the arrangement with the customer, all of these services are bundled together and represent a single package of construction services requested by the customer. The Company satisfies its performance obligation and recognizes revenues associated with these services over time as the construction is completed. Amounts recognized for tenant recoveries outside of the lease agreements were $0 and $205,000 for the three months ended March 31, 2020 and 2019, respectively, which are included in interest and other income

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

on the consolidated statements of operations. As of March 31, 2020, there were no remaining performance obligations associated with tenant recoveries outside of the lease agreements.
Loans Receivable—Our loans receivable are carried at their unamortized principal balance less unamortized acquisition discounts and premiums, retained loan discounts and loan loss reserves. For loans originated under the Small Business Administration's ("SBA") 7(a) Guaranteed Loan Program ("SBA 7(a) Program"), we sell the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by us is valued on a fair value basis and a discount (the "Retained Loan Discount") is recorded as a reduction in basis of the retained portion of the loan. Unamortized retained loan discounts were $7,577,000 and $7,622,000 as of March 31, 2020 and December 31, 2019, respectively.
At the Acquisition Date, the carrying value of our loans was adjusted to estimated fair market value and acquisition discounts of $33,907,000 were recorded, which are being accreted to interest and other income using the effective interest method. We sold substantially all of our commercial mortgage loans with unamortized acquisition discounts of $15,951,000 to an unrelated third-party in December 2015. Acquisition discounts of $586,000 and $624,000 remained as of March 31, 2020 and December 31, 2019, respectively.
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
On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves significant judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers' business models and future operations in accordance with Accounting Standards Codification ("ASC") 450-20, Contingencies—Loss Contingencies, and ASC 310-10, Receivables. For the three months ended March 31, 2020 and 2019, we recorded a recovery of $52,000 and $57,000, respectively, on our loans receivable. There were no material loans receivable subject to credit risk which were considered to be impaired at March 31, 2020 or 2019. We also establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, we establish the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.
Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred leasing costs, deferred offering costs (Note 10) and other deferred costs. Deferred rent receivable is $20,648,000 and $19,988,000 at March 31, 2020 and December 31, 2019, respectively. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs of $16,763,000 and $16,881,000 are presented net of accumulated amortization of $7,797,000 and $7,438,000 at March 31, 2020 and December 31, 2019, respectively. Deferred offering costs represent direct costs incurred in connection with our offerings of Series A Preferred Units (as defined in Note 10) and, after January 2020, Series A Preferred Stock (as defined in Note 10) and Series D Preferred Stock (as defined in Note 10), excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other offering fees and expenses. Generally, for a specific issuance of securities, issuance-specific offering costs are recorded as a reduction of proceeds raised on the issuance date and offering costs incurred but not directly related to a specifically identifiable closing of a security are deferred. Deferred offering costs are first allocated to each issuance of a security on a pro-rata basis equal to the ratio of the number of securities issued in a given issuance to the maximum number of securities that are expected to be issued in the related offering. In the case of the Series A Preferred Units, which were issued prior to February 2020, the issuance-specific offering costs and the deferred offering costs allocated to such issuance were further allocated to the Series A Preferred Stock and Series A Preferred Warrants (as defined in Note 10) issued in such issuance based on the relative fair value of the instruments on the date of issuance. The deferred offering costs allocated to the Series A Preferred Stock, Series A Preferred Warrants and Series D Preferred Stock are reductions to temporary equity, permanent equity and permanent equity, respectively.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

Deferred offering costs of $5,578,000 and $5,275,000 related to our offering of Series A Preferred Stock, Series A Preferred Warrants and Series D Preferred Stock are included in deferred rent receivable and charges at March 31, 2020 and December 31, 2019, respectively. Other deferred costs are $498,000 and $151,000 at March 31, 2020 and December 31, 2019, respectively.
Redeemable Preferred Stock—Beginning on the date of original issuance of any given shares of Series A Preferred Stock or Series D Preferred Stock, the holder of such shares has the right to require the Company to redeem such shares at a redemption price of 100% of the Series A Preferred Stock Stated Value (as defined in Note 10) or Series D Preferred Stock Stated Value (as defined in Note 10), as applicable, plus accrued and unpaid dividends, subject to the payment of a redemption fee until the fifth anniversary of such issuance. From and after the fifth anniversary of the date of the original issuance, the holder will have the right to require the Company to redeem such shares at a redemption price of 100% of the Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, as applicable, plus accrued and unpaid dividends, without a redemption fee, and the Company will have the right (but not the obligation) to redeem such shares at 100% of the Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, as applicable, plus accrued and unpaid dividends. The applicable redemption price payable upon redemption of any Series A Preferred Stock is payable in cash or, on or after the first anniversary of the issuance of such shares of Series A Preferred Stock to be redeemed, in the Company's sole discretion, in cash or in equal value through the issuance of shares of Common Stock, based on the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption. The applicable redemption price payable upon redemption of any Series D Preferred Stock is payable in cash or, in the Company's sole discretion, in equal value through the issuance of shares of Common Stock, based on the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption. Since a holder of Series A Preferred Stock has the right to request redemption of such shares and redemptions prior to the first anniversary are to be paid in cash, we have recorded the activity related to our Series A Preferred Stock in temporary equity. We recorded the activity related to our Series A Preferred Warrants (Note 10) in permanent equity. We have recorded the activity related to our Series D Preferred Stock (Note 10) in permanent equity. On the first anniversary of the date of original issuance of a particular share of Series A Preferred Stock, we reclassify such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date.
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
Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation. To comply with the current year presentation, we reclassified $588,000 and $272,000, related to certain funds at our hotel property, from cash to other assets as of March 31, 2019 and December 31, 2018, respectively, which resulted in a $316,000 decrease in cash provided by operating activities for the three months ended March 31, 2019.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

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
Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We base such estimates on historical experience, information available at the time, and assumptions we believe to be reasonable under the circumstances and at such time, including the impact of extraordinary events such as the novel coronavirus ("COVID-19"). Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements—In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity. The amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU No. 2018-19, Financial Instruments-Credit Losses (Topic 326): Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarified that receivables arising from operating leases are not within the scope of the credit losses standards. In April 2019, the FASB issued ASU 2019-04, Financial Instruments-Credit Losses (Topic 326): Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarified the following: (i) an entity’s estimate of expected credit losses should include expected recoveries of financial assets, including recoveries of amounts expected to be written off and those previously written off, and (ii) an entity should consider contractual extension or renewal options that it cannot unconditionally cancel when determining the contractual term over which expected credit losses are measured. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which allows entities to irrevocably elect the fair value option for existing financial assets on an instrument-by-instrument basis upon adoption of ASU 2016-13. Except for existing held-to-maturity debt securities, the alternative is available for all instruments in the scope of ASC 326-20 that are eligible for the fair value option in ASC 825-10. If an entity elects the fair value option, it will recognize a cumulative-effect adjustment for the difference between the fair value of the instrument and its carrying value. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), which deferred the effective date of Topic 326 for

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

certain entities, including smaller reporting companies, public entities that are not SEC filers, and entities that are not public business entities. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2019. For smaller reporting companies, public entities that are not SEC filers, and entities that are not public business entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2022. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which made narrow-scope improvements to the credit losses standard, including, but not limited to, adjustments for transition relief for troubled debt restructurings and disclosures related to accrued interest receivables. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments - Credit Losses (Topic 326): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119, which aligns the SEC guidance with Topic 326 as it relates to (i) measuring current expected credit losses, (ii) development, governance, and documentation of a systematic methodology to measure credit losses, (iii) documenting the results of a systematic methodology to measure credit losses, and (iv) validating a systematic methodology to measure credit losses. The Company has not yet adopted ASU 2016-13 and remains in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public entities will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. For public entities, the ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2019. We adopted ASU No. 2018-13 beginning January 1, 2020 and the adoption of such ASU did not have a material impact on our consolidated financial statements.
In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (the “SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The guidance permits the use of the OIS rate based on the SOFR as a U.S. benchmark rate for purposes of applying hedge accounting.  The SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s activity in specified segments of the U.S. Treasury repo market. It has been selected as the preferred replacement for the U.S. dollar London Interbank Offered Rate ("LIBOR"), which will be phased out by the end of 2021. For public entities, the ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2019. We adopted ASU No. 2018-16 beginning on January 1, 2020 and the adoption of such ASU did not have a material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. For public entities, the ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2020. Early adoption is permitted in any interim period after the issuance of the ASU. We adopted ASU No. 2019-12 beginning on January 1, 2020 and the adoption of such ASU did not have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients for various agreements and contracts that utilize the London Interbank Offered Rate (“LIBOR”) as the benchmark reference rate. To be eligible for the optional expedients under this guidance, modifications of contractual terms that change, or have the potential to change, the amount or timing of contractual cash flows must be related to replacement of a reference rate. As it relates to the Company, the relevant optional expedient for contract modifications provides that entities can account for these modifications as a continuation of the existing contract without additional analysis. The ASU is effective for all business entities for interim and annual periods beginning on March 12, 2020 and provides for temporary relief through December 31, 2022. We are currently in the process of evaluating the impact of the adoption of this new accounting guidance on our consolidated financial statements, but have not yet adopted the optional relief.
On April 10, 2020, the FASB issued a question-and-answer (“Q&A”) document to address stakeholder questions on the application of the lease accounting guidance for lease concessions related to the effects of COVID-19. The provisions of the Q&A provide that entities will not have to analyze each contract to determine whether enforceable rights and obligations for

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

concessions exist in the contract and can elect to apply or not apply the lease modification guidance in Topic 842, Leases, (or Topic 840, Leases) to those contracts. As a result, the Company has elected not to apply the lease modification guidance.
3. ACQUISITIONS AND DISPOSITIONS
The fair value of real estate acquired is recorded to the acquired tangible assets, consisting primarily of land, land improvements, building and improvements, tenant improvements, furniture, fixtures, and equipment, and identified intangible assets and liabilities, consisting of the value of acquired above-market and below-market leases, in-place leases and ground leases, if any, based in each case on their respective fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market rate loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.
2020 Transactions—There were no acquisitions and dispositions during the three months ended March 31, 2020.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

The results of operations of the properties we sold have been included in the consolidated statements of operations through each property's respective disposition date. The following is the detail of the carrying amounts of assets and liabilities at the time of the sales of the properties that occurred during the three months ended March 31, 2019:

(in thousands)
Assets
Investments in real estate, net	$270,910
Deferred rent receivable and charges, net	32,284
Other intangible assets, net	316
Total assets	$303,510
Liabilities
Debt, net (1) (2)	$278,777
Total liabilities	$278,777

(1)	Debt, net is presented net of deferred loan costs of $1,417,000 and accumulated amortization of $494,000.

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

In connection with our negotiation of an agreement with an unrelated third-party for the sale of 100% fee-simple interests in two office properties and one development site located in Washington, D.C., which sale was consummated in July 2019, we determined the book value of such properties exceeded their estimated fair value and recognized an impairment charge of $66,200,000 during the three months ended March 31, 2019 under the held-and-used impairment model. Following our signing of the agreement for the sale of the aforementioned properties and our receipt of a non-refundable deposit in respect of their sale in June 2019, such properties were classified as held for sale as of June 30, 2019 and we recognized an additional impairment charge of $2,800,000 under the held-for-sale impairment model. Our determination of the fair values of these properties was based on negotiations with the third-party buyer and the contract sales price.

4. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Land	$134,421	$134,421
Land improvements	2,713	2,713
Buildings and improvements	438,842	438,349
Furniture, fixtures, and equipment	4,752	4,628
Tenant improvements	36,303	35,667
Work in progress	16,423	13,484
Investments in real estate	633,454	629,262
Accumulated depreciation	(124,176)	(120,555)
Net investments in real estate	$509,278	$508,707
We recorded depreciation expense of $4,257,000 and $7,937,000 for the three months ended March 31, 2020 and 2019, respectively.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

5. LOANS RECEIVABLE
Loans receivable consist of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
SBA 7(a) loans receivable, subject to loan-backed notes	$25,581	$27,598
SBA 7(a) loans receivable, subject to credit risk	28,395	27,290
SBA 7(a) loans receivable, subject to secured borrowings	10,586	12,644
Loans receivable	64,562	67,532
Deferred capitalized costs	1,139	1,145
Loan loss reserves	(531)	(598)
Loans receivable, net	$65,170	$68,079
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
At March 31, 2020 and December 31, 2019, 97.2% and 99.6%, respectively, of our loans subject to credit risk were current. We classify loans with negative characteristics in substandard categories ranging from special mention to doubtful. At March 31, 2020 and December 31, 2019, $1,339,000 and $1,362,000, respectively, of loans subject to credit risk were classified in substandard categories.
At March 31, 2020 and December 31, 2019, our loans subject to credit risk were 98.8% and 98.7%, respectively, concentrated in the hospitality industry.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted to help provide financial stability and relief for individuals and businesses affected by COVID-19. Section 1112 of the CARES Act (“Section 1112”) provides for six months of subsidy loan payments to be made on all existing SBA 7(a) loans in ‘regular’ servicing. Borrowers’ scheduled payments of principal and interest will be made by the SBA and these payments do not have to be repaid by the borrower. The overwhelming majority of borrowers under our SBA 7(a) lending platform qualify for relief under Section 1112. The relief also applies to any new borrowers for covered loans made through September 27, 2020. Thus, while the long-term economic impact of COVID-19 to borrowers under our SBA 7(a) lending platform remains unclear, we do not expect new delinquencies to be material in the aggregate for loans currently serviced under our SBA 7(a) lending platform through August 2020 because of the relief provided by Section 1112.
The CARES Act also implemented the Paycheck Protection Program, a new SBA 7(a) loan program. The Paycheck Protection Program provides small businesses with funds to pay up to 2.5 months of payroll costs including benefits. Funds can also be used to pay interest on mortgages, rent, and utilities. These funds are provided in the form of loans that will be fully forgiven when used for payroll costs, interest on mortgages, rent, and utilities (according to the United States Treasury, due to likely high subscription, it is anticipated that not more than 25% of the forgiven amount may be for non-payroll cost). Loan payments will also be deferred for six months. For borrowers who do not meet the criteria required for their loans to be forgiven, their loans will convert to a loan with a twenty-four month term and an interest rate of 1.00%. No collateral or personal guarantees are required. Neither the government nor lenders will charge small businesses any fees. These loans are 100% guaranteed by the SBA provided that originating lenders follow the requirements set forth in the Paycheck Protection Program.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

As a SBA 7(a) lender, we are an authorized lender under the Paycheck Protection Program and have originated $13,500,000 of loans under the program as of May 8, 2020. We expect a significant portion of these loans to be forgiven either in part or in full and we will receive payment from the SBA for any such forgiven amounts, including both principal and accrued interest.
6. OTHER INTANGIBLE ASSETS
A schedule of our intangible assets and liabilities and related accumulated amortization and accretion as of March 31, 2020 and December 31, 2019 is as follows:

	Assets			Liabilities
March 31, 2020	Acquired Above-Market Leases	Acquired In-Place Leases	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$37	$12,135	$2,957	$(2,368)
Accumulated amortization	(11)	(8,305)	—	1,340
	$26	$3,830	$2,957	$(1,028)
Average useful life (in years)	7	9	Indefinite	4

	Assets			Liabilities
December 31, 2019	Acquired Above-Market Leases	Acquired In-Place Leases	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$74	$13,653	$2,957	$(3,521)
Accumulated amortization	(42)	(9,382)	—	2,239
	$32	$4,271	$2,957	$(1,282)
Average useful life (in years)	5	8	Indefinite	4
The amortization of the acquired above-market leases, which decreased rental and other property income, was $6,000 and $21,000 for the three months ended March 31, 2020 and 2019, respectively. The amortization of the acquired in-place leases included in depreciation and amortization expense was $441,000 and $601,000 for the three months ended March 31, 2020 and 2019, respectively. The amortization of the acquired below-market leases included in rental and other property income was $254,000 and $513,000 for the three months ended March 31, 2020 and 2019, respectively.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

A schedule of future amortization and accretion of acquisition related intangible assets and liabilities as of March 31, 2020, is as follows:

	Assets		Liabilities
Years Ending December 31,	Acquired Above-Market Leases	Acquired In-Place Leases	Acquired Below-Market Leases
	(in thousands)
2020 (Nine months ending December 31, 2020)	$3	$908	$(447)
2021	5	899	(347)
2022	5	663	(234)
2023	6	375	—
2024	6	375	—
Thereafter	1	610	—
	$26	$3,830	$(1,028)
7. DEBT
Information on our debt is as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Mortgage loan with a fixed interest rate of 4.14% per annum, with monthly payments of interest only, and a balance of $97,100,000 due on July 1, 2026. The loan is nonrecourse.	$97,100	$97,100
Deferred loan costs related to mortgage loans	(167)	(174)
Total Mortgages Payable	96,933	96,926
Secured borrowing principal on SBA 7(a) loans sold for a premium and excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 5.42% and 5.68% at March 31, 2020 and December 31, 2019, respectively.	7,312	7,845
Secured borrowing principal on SBA 7(a) loans sold for excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 3.07% and 3.32% at March 31, 2020 and December 31, 2019, respectively.	2,826	4,307
	10,138	12,152
Unamortized premiums	582	629
Total Secured Borrowings—Government Guaranteed Loans	10,720	12,781
Revolving credit facility	159,500	153,000
SBA 7(a) loan-backed notes with a variable interest rate which resets monthly based on the lesser of the one-month LIBOR plus 1.40% or the prime rate less 1.08%, with payments of interest and principal due monthly. Balance due at maturity in March 20, 2043.	18,033	22,282
Junior subordinated notes with a variable interest rate which resets quarterly based on the three-month LIBOR plus 3.25%, with quarterly interest only payments. Balance due at maturity on March 30, 2035.	27,070	27,070
	204,603	202,352
Deferred loan costs related to other debt	(2,608)	(2,867)
Discount on junior subordinated notes	(1,749)	(1,771)
Total Other Debt	200,246	197,714
Total Debt	$307,899	$307,421

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

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
Deferred loan costs, which represent legal and third-party fees incurred in connection with our borrowing activities, are capitalized and amortized to interest expense on a straight-line basis over the life of the related loan, approximating the effective interest method. Deferred loan costs of $4,535,000 and $4,535,000 are presented net of accumulated amortization of $1,760,000 and $1,494,000 at March 31, 2020 and December 31, 2019, respectively, and are a reduction to total debt.
In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. A portion of the net proceeds from the loans was used to repay outstanding balances under our previous unsecured credit facility and the remaining portion was used to repurchase shares of our Common Stock in a private repurchase in September 2016. On September 21, 2017, in connection with the sale of an office property in Los Angeles, California, one mortgage loan with an outstanding principal balance of $21,700,000, collateralized by such property, was assumed by the buyer. On March 1, 2019, additional mortgage loans with an aggregate outstanding principal balance of $205,500,000 at such time, were legally defeased in connection with the sale of the related properties. The cash outlay required for this defeasance in the net amount of $224,086,000 was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loans from the effective date of this defeasance through the date on which we could repay the loans at par. As a result of this defeasance, we recognized a loss on early extinguishment of debt of $19,290,000 for the three months ended March 31, 2019, which represented the sum of the difference between the purchase price of U.S. government securities of $224,086,000 and the aggregate outstanding principal balance of the mortgage loans of $205,500,000, the write-off of deferred loan costs of $637,000 and related accumulated amortization of $170,000, and transaction costs of $237,000. On March 14, 2019, in connection with the sale of an office property in San Francisco, California, one mortgage loan with an outstanding principal balance of $28,200,000 at such time was assumed by the buyer. As a result of this assumption, we recognized a loss on early extinguishment of debt of $178,000 for the three months ended March 31, 2019, which represented the write-off of deferred loan costs of $243,000 and related accumulated amortization of $65,000. On May 16, 2019, one mortgage loan with an outstanding principal balance of $39,500,000 at such time, was legally defeased in connection with the sale of the related property. The cash outlay required for this defeasance in the net amount of $44,108,000 was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loan from the effective date of this defeasance through the date on which we could repay the loan at par. As a result of this defeasance, we recognized a loss on early extinguishment of debt of $4,911,000 for the year ended December 31, 2019, which represented the sum of the difference between the purchase price of U.S. government securities of $44,108,000 and the outstanding principal balance of the mortgage loan of $39,500,000, the write-off of deferred loan costs of $287,000 and related accumulated amortization of $82,000, and transaction costs of $98,000.
On March 1, 2019, in connection with the sale of an office property in Washington, D.C., we prepaid the related mortgage loan with an outstanding principal balance of $46,000,000 at such time, using proceeds from the sale. As a result, we recognized a loss on early extinguishment of debt of $5,603,000 for the three months ended March 31, 2019, which represented a prepayment penalty of $5,325,000 and the write-off of deferred loan costs of $537,000 and related accumulated amortization of $259,000.
On May 30, 2018, we completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $38,200,000 of unguaranteed SBA 7(a) loan-backed notes. The securitization uses a trust formed for the benefit of the note holders (the "Trust") which is considered a variable interest entity ("VIE"). Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 810, Consolidation, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. The SBA 7(a) loan-backed notes are collateralized solely by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of our collateralized SBA 7(a) loans, at issuance, we estimated the weighted average life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

the one-month LIBOR plus 1.40% or the prime rate less 1.08%. We reflect the SBA 7(a) loans receivable as assets on our consolidated balance sheets and the SBA 7(a) loan-backed notes as debt on our consolidated balance sheets. The restricted cash on our consolidated balance sheets as of March 31, 2020 and December 31, 2019 included $1,725,000 and $3,306,000, respectively, of funds related to our SBA 7(a) loan-backed notes.
In October 2018, CIM Commercial entered into a revolving credit facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $250,000,000, subject to a borrowing base calculation. The revolving credit facility is secured by deeds of trust on certain properties. Outstanding advances under the revolving credit facility bear interest at (i) the base rate plus 0.55% or (ii) LIBOR plus 1.55%. At March 31, 2020 and December 31, 2019, the variable interest rate was 2.41% and 3.29%, respectively. The interest rate on the first $120,000,000 of one-month LIBOR indexed variable rate borrowings on our revolving credit facility was effectively converted to a fixed rate of 3.11% through interest rate swaps until such swaps were terminated on March 11, 2019. The revolving credit facility is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions. On October 30, 2018, we borrowed $170,000,000 on this facility to repay outstanding borrowings on our unsecured term loan facility. On December 28, 2018, we repaid $40,000,000 of outstanding borrowings on our revolving credit facility and we terminated one interest rate swap with a notional value of $50,000,000 (Note 12). On February 28, 2019 and March 11, 2019, we repaid $10,000,000 and $120,000,000, respectively, of outstanding borrowings on our revolving credit facility using cash on hand and net proceeds from sales of assets in the first quarter of 2019 (Note 3), and, in connection with the March 11, 2019 repayment, we terminated our two remaining interest rate swaps, which had an aggregate notional value of $120,000,000 (Note 12). At March 31, 2020 and December 31, 2019, $159,500,000 and $153,000,000, respectively, was outstanding under the revolving credit facility, and approximately $64,900,000 and $73,900,000, respectively, was available for future borrowings. The revolving credit facility contains customary covenants and is not subject to any financial covenants, but is subject to a borrowing base calculation that determines the amount we can borrow. We are currently in discussions with the administrative agent of the revolving credit facility to modify the calculation of the borrowing base. There can be no assurance that we will be able to successfully negotiate a modification. If we are unable to amend the borrowing base calculation, we may have to repay a portion of the outstanding principal balance of the revolving credit facility as early as the second or third quarter of 2020. We do not, however, expect any such repayment, if it were to occur, to have a material adverse effect on our operations.
At the beginning of May 2020, to further enhance its liquidity position and maintain financial flexibility, CIM Commercial entered into an unsecured revolving credit facility with a bank pursuant to which CIM Commercial can borrow up to a maximum of $10,000,000. Outstanding advances under the revolving credit facility bear interest at the rate of 1.00%. CIM Commercial also pays a revolving credit facility fee of 1.12% with each advance under the revolving credit facility, which fee is subject to a cap of $112,000 in the aggregate. The revolving credit facility matures in May 2022. The revolving credit facility contains customary covenants and is subject to a maximum leverage ratio and a minimum fixed charge coverage ratio, as well as certain other conditions.
At March 31, 2020 and December 31, 2019, accrued interest and unused commitment fees payable of $671,000 and $650,000, respectively, are included in accounts payable and accrued expenses.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

Future principal payments on our debt (face value) at March 31, 2020 are as follows:

Years Ending December 31,	Mortgages Payable	Secured Borrowings Principal (1)	Other (1) (2)	Total
	(in thousands)
2020 (Nine months ending December 31, 2020)	$—	$366	$536	$902
2021	—	502	1,092	1,594
2022	—	518	160,625	161,143
2023	—	535	1,340	1,875
2024	—	552	838	1,390
Thereafter	97,100	7,665	40,172	144,937
	$97,100	$10,138	$204,603	$311,841

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
8. STOCK-BASED COMPENSATION PLANS
In May 2018, we granted awards of 1,126 restricted shares of Common Stock to each of the independent members of the Board of Directors (3,378 in aggregate) under the 2015 Equity Incentive Plan, which fully vested in May 2019 based on one year of continuous service. In May 2019, we granted awards of 889 restricted shares of Common Stock to each of the independent members of the Board of Directors (3,556 in aggregate) under the 2015 Equity Incentive Plan, which vested in May 2020 based on one year of continuous service. In July 2019, we granted awards of 81 restricted shares of Common Stock to each of the independent members of the Board of Directors (324 in aggregate) under the 2015 Equity Incentive Plan, which vested in May 2020 concurrent with the vesting of the restricted shares of Common Stock granted in May 2019. Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period. We recorded compensation expense related to these restricted shares of Common Stock in the amount of $56,000 and $38,000 for the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, there was $19,000 of total unrecognized compensation expense related to restricted shares of Common Stock which will be recognized during the second quarter of 2020.
In May 2020, we granted awards of 5,478 restricted shares of Common Stock to each of the independent members of the Board of Directors (21,912 in aggregate) under the 2015 Equity Incentive Plan, which vest after one year of continuous service.

9. EARNINGS PER SHARE ("EPS")
The computations of basic EPS are based on our weighted average shares outstanding. The basic weighted average number of shares of Common Stock outstanding was 14,598,000 for each of the three months ended March 31, 2020 and 2019. In order to calculate the diluted weighted average number of shares of Common Stock outstanding for the three months ended March 31, 2020 and 2019, the basic weighted average number of shares of Common Stock outstanding was increased by 1,000 and 647,000, respectively, to reflect the dilutive effect of certain shares of our Series A Preferred Stock. No shares of Series D Preferred Stock outstanding as of March 31, 2020 had a dilutive effect, and no shares of Series D Preferred Stock were outstanding as of March 31, 2019. Outstanding Series A Preferred Warrants were not included in the computation of diluted EPS for the three months ended March 31, 2020 and 2019 because their impact was either anti-dilutive or such warrants were not exercisable during such periods (Note 11). Outstanding shares of Series L Preferred Stock were not included in the

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

computation of diluted EPS for the three months ended March 31, 2020 and 2019 because such shares were not redeemable during such periods.
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.
The following table reconciles the numerator and denominator used in computing our basic and diluted per-share amounts for net (loss) income attributable to common stockholders for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Numerator:
Net (loss) income attributable to common stockholders	$(6,787)	$287,631
Redeemable preferred stock dividends declared on dilutive shares	(1)	492
Diluted net (loss) income attributable to common stockholders	$(6,788)	$288,123
Denominator:
Basic weighted average shares of Common Stock outstanding	14,598	14,598
Effect of dilutive securities—contingently issuable shares	1	647
Diluted weighted average shares and common stock equivalents outstanding	14,599	15,245
Net (loss) income attributable to common stockholders per share:
Basic	$(0.46)	$19.70
Diluted	$(0.46)	$18.90
10. REDEEMABLE PREFERRED STOCK
As of March 31, 2020, we had issued 4,851,367 shares of Series A Preferred Stock, 4,603,287 Series A Preferred Warrants and 5,980 shares of Series D Preferred Stock and received gross proceeds of $121,431,000 ($120,520,000 of which was allocated to the Series A Preferred Stock, $761,000 of which was allocated to the Series A Preferred Warrants, and $150,000 of which was allocated to the Series D Preferred Stock). In connection with such issuance, costs specifically identifiable to the offering of Series A Preferred Stock, Series A Preferred Warrants and Series D Preferred Stock, such as commissions, dealer manager fees and other offering fees and expenses, totaled $9,567,000 ($9,421,000 of which was allocated to the Series A Preferred Stock, $142,000 of which was allocated to the Series A Preferred Warrants, and $4,000 of which was allocated to the Series D Preferred Stock). In addition, as of March 31, 2020, non-issuance-specific costs related to this offering totaled $6,461,000. As of March 31, 2020, we have reclassified and allocated $877,000, $5,000 and $1,000 from deferred rent receivable and charges to Series A Preferred Stock, Series A Preferred Warrants and Series D Preferred Stock, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering. As of March 31, 2020, there were 4,827,633 shares of Series A Preferred Stock outstanding, 4,603,287 Series A Preferred Warrants to purchase 1,194,159 shares of Common Stock outstanding, and 5,980 shares of Series D Preferred Stock outstanding. As of March 31, 2020, 23,734 and 0 shares of Series A Preferred Stock and Series D Preferred Stock, respectively, have been redeemed. In March 2020, we received a request to redeem 779 shares of Series A Preferred Stock, which were redeemed in April 2020. As of March 31, 2020, such shares are included in accounts payable and accrued expenses on our consolidated balance sheet.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

Since February 2020, we have been conducting a continuous public offering with respect to shares of our Series A Preferred Stock, which, since such time, is no longer being issued as a unit with an accompanying Series A Preferred Warrant.
With respect to the payment of dividends, the Series A Preferred Stock ranks senior to our Series L Preferred Stock (as defined below) and our Common Stock and on parity with our Series D Preferred Stock (as defined below). With respect to the distribution of amounts upon liquidation, dissolution or winding-up, the Series A Preferred Stock ranks on parity with our Series D Preferred Stock and Series L Preferred Stock, to the extent of the Series L Preferred Stock Stated Value (as defined below), and otherwise ranks senior to our Series L Preferred Stock and our Common Stock.
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
Net proceeds from the issuance of shares of Series A Preferred Stock are initially recorded in temporary equity at an amount equal to the gross proceeds allocated to such shares of Series A Preferred Stock minus the costs specifically identifiable to the issuance of such shares and the non-issuance specific offering costs allocated to such shares. If the net proceeds from the issuance of shares of Series A Preferred Stock are less than the redemption value of such shares at the time they are issued, or if the redemption value of such shares subsequently becomes greater than the carrying value of such shares, an adjustment is recorded to increase the carrying amount of such shares to their redemption value as of the balance sheet date. Such adjustment is considered a deemed dividend for purposes of calculating basic and diluted EPS. For the three months ended March 31, 2020 and 2019, we recorded redeemable preferred stock deemed dividends of $161,000 and $0, respectively, in our consolidated statements of operations.
On the first anniversary of the issuance of a particular share of Series A Preferred Stock, we reclassify such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of March 31, 2020, we have reclassified an aggregate of $71,901,000 in net proceeds from temporary equity to permanent equity.
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
We expect to pay the Series A Dividend in arrears on a monthly basis in accordance with the foregoing provisions, unless our results of operations, our general financing conditions, general economic conditions, applicable requirements of the Maryland General Corporation Law (the "MGCL") or other factors make it imprudent to do so. The timing and amount of the Series A Dividend will be determined by our Board of Directors, in its sole discretion, and may vary from time to time.
Cash dividends on our Series A Preferred Stock paid in respect of the three months ended March 31, 2020 and 2019 consist of the following:

Declaration Date	Payment Date	Number of Shares	Cash Dividends
			(in thousands)
January 28, 2020	April 15, 2020	4,827,633	$547
January 28, 2020	March 16, 2020	4,684,453	$530
January 28, 2020	February 18, 2020	4,581,353	$516

February 20, 2019	April 15, 2019	3,149,924	$1,010

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

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
With respect to the payment of dividends, the Series D Preferred Stock ranks senior to our Series L Preferred Stock (as defined below) and our Common Stock and on parity with our Series A Preferred Stock. With respect to the distribution of amounts upon liquidation, dissolution or winding-up, the Series D Preferred Stock ranks on parity with our Series A Preferred Stock and Series L Preferred Stock, to the extent of the Series L Preferred Stock Stated Value (as defined below), and otherwise ranks senior to our Series L Preferred Stock and our Common Stock.
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
Shares of Series D Preferred Stock are recorded in permanent equity at the time of their issuance.
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
Cash dividends on our Series D Preferred Stock paid in respect of the three months ended March 31, 2020 consist of the following:

Declaration Date	Payment Date	Number of Shares	Cash Dividends
			(in thousands)
March 2, 2020	April 15, 2020	5,980	$1
March 2, 2020	March 16, 2020	5,600	$—
On March 2, 2020, we declared a quarterly cash dividend of $0.353125 per share of our Series D Preferred Stock, or portion thereof for issuances during the period from April 1, 2020 to June 30, 2020. As a result, $0.117708 per share will be paid on May 15, 2020 to holders of record of Series D Preferred Stock at the close of business on May 5, 2020, $0.117708 per share will be paid on June 15, 2020 to holders of record of Series D Preferred Stock at the close of business on June 5, 2020, and $0.117708 per share will be paid on July 15, 2020 to holders of record of Series D Preferred Stock at the close of business on July 5, 2020.
Series L Preferred Stock—On November 21, 2017, we issued 8,080,740 shares of Series L Preferred Stock having an initial stated value of $28.37 per share ("Series L Preferred Stock Stated Value"), subject to adjustment. In November 2019, pursuant to a tender offer, we repurchased 2,693,580 shares of Series L Preferred Stock at a purchase price of $29.12 per share (of which $1.39, or $3,744,000 in the aggregate, reflects the amount of accrued and unpaid dividends on the Series L Preferred

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

Stock as of November 20, 2019), as converted to and paid in ILS (the "Tender Offer"). The total cost to repurchase the tendered shares, including professional fees to complete the Tender Offer of $462,000 but excluding the dividends accrued in respect of such shares, was $75,155,000, which was primarily funded from borrowings under the revolving credit facility (Note 7). We recognized $5,873,000 of redeemable preferred stock redemptions in our consolidated statement of operations for the year ended December 31, 2019 in connection with the Tender Offer. The shares of Series L Preferred Stock accepted for payment by the Company were restored to the status of authorized but unissued shares of preferred stock without designation as to class or series.
With respect to the payment of dividends, the Series L Preferred Stock ranks senior to our Common Stock (except with respect to and only to the extent of the Initial Dividend) and junior to our Series A Preferred Stock, Series D Preferred Stock and Common Stock (with respect to and only to the extent of the Initial Dividend). With respect to the distribution of amounts upon liquidation, dissolution or winding-up, the Series L Preferred Stock ranks senior to our Common Stock, both (i) to the extent of the Series L Preferred Stock Stated Value and (ii) following payment to holders of our Common Stock of an amount equal to any unpaid Initial Dividend, to the extent of any accrued and unpaid dividends on the Series L Preferred Stock, on parity, to the extent of the Series L Preferred Stock Stated Value, with our Series A Preferred Stock and Series D Preferred Stock, and junior, with respect to any accrued and unpaid dividends on the Series L Preferred Stock, to our Series A Preferred Stock, Series D Preferred Stock and Common Stock (to the extent of the Initial Dividend).
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
We expect to pay dividends on the Series L Preferred Stock in arrears on an annual basis in accordance with the foregoing provisions, unless our results of operations, our general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.0% per year, up to a maximum rate of 8.5% per annum. However, prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, the Company must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by our Board of Directors at the end of the prior fiscal year. On December 20, 2019, our Board of Directors announced an Initial Dividend on shares of our Common Stock for fiscal year 2020 in the aggregate amount of $4,380,644.70, of which $1,095,000 had been paid as of March 31, 2020.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

Accumulated cash dividends on our Series L Preferred Stock for the three months ended March 31, 2020 and 2019, are included in the numerator for purposes of calculating basic and diluted net (loss) income attributable to common stockholders per share (Note 9), and consist of the following:

Accumulation Period
Start Date	End Date	Number of Shares	Dividends Accumulated
			(in thousands)
January 1, 2020	March 31, 2020	5,387,160	$2,101

January 1, 2019	March 31, 2019	8,080,740	$3,152
Until the fifth anniversary of the date of original issuance of our Series L Preferred Stock, we are prohibited from issuing any shares of preferred stock ranking senior to or on parity with the Series L Preferred Stock with respect to the payment of dividends, other distributions, liquidation, and or dissolution or winding up of the Company unless the minimum fixed charge coverage ratio, calculated in accordance with the Articles Supplementary describing the Series L Preferred Stock, is equal to or greater than 1.25:1.00 (the "Series L Preferred Stock Minimum Fixed Charge Coverage Ratio"). At March 31, 2020 and December 31, 2019, we were in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio. Refer to Note 14 for a discussion of certain payments the Company has made in shares of Common Stock and may make in shares of Preferred Stock in lieu of cash payments in order to remain in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio.
11. STOCKHOLDERS' EQUITY
Dividends
Cash dividends per share of Common Stock paid in respect of the three months ended March 31, 2020 and 2019 consist of the following:

Declaration Date	Payment Date	Type	Cash Dividend Per Common Share
March 2, 2020	March 25, 2020	Regular Quarterly	$0.075

February 20, 2019	March 25, 2019	Regular Quarterly	$0.375
Series A Preferred Warrants
Prior to February 2020, the Series A Preferred Stock was sold as a unit that included one share of Series A Preferred Stock (Note 10) and one Series A Preferred Warrant (Note 10) that allowed holders of Series A Preferred Warrants to purchase 0.25 of a share of Common Stock. The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. At the time of issuance, the exercise price of each Series A Preferred Warrant was at a 15.0% premium to the per share estimated NAV of our Common Stock then most recently published and designated as the Applicable NAV. However, in accordance with the terms of the Series A Preferred Warrants, the exercise price of each Series A Preferred Warrant issued prior to the Reverse Stock Split was automatically adjusted to reflect the effect of the Reverse Stock Split and, in the discretion of our Board of Directors, the exercise price and the number of shares issuable upon exercise of each Series A Preferred Warrant issued prior to the special dividend of $42.00 per share of Common Stock ($613,294,000 in the aggregate) paid to stockholders of record at the close of business on August 19, 2019 (the “Special Dividend") was adjusted to reflect the effect of the Special Dividend.
Proceeds and expenses from the sale of the Series A Preferred Units are allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of March 31, 2020, we had issued 4,603,287 Series A Preferred Warrants to purchase 1,194,159 shares of Common Stock in connection with our offering of Series A Preferred Units and allocated net proceeds of $614,000, after specifically identifiable offering costs and allocated general offering costs, to the Series A Preferred Warrants in permanent equity.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

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
Each of our interest rate swap agreements initially met the criteria for cash flow hedge accounting treatment and we had designated the interest rate swap agreements as cash flow hedges of the risk of variability attributable to changes in the one-month LIBOR. Accordingly, the interest rate swaps were recorded on our consolidated balance sheets at fair value, and prior to August 1, 2018, the changes in the fair value of the swaps were recorded in OCI and reclassified to earnings as an adjustment to interest expense as interest became receivable or payable (Note 2). On July 31, 2018, we determined the hedged forecasted transaction was no longer probable of occurring so all subsequent changes in the fair value of our interest rate swaps were included in interest expense on our consolidated statements of operations. The balance in AOCI as of July 31, 2018 was reclassified to earnings as an adjustment to interest expense on our consolidated statements of operations as the originally designated forecasted transaction affected earnings. For the three months ended March 31, 2019, $1,806,000 was reclassified from AOCI and decreased interest expense on our consolidated statements of operations, which included a write off of $1,580,000 at the time our two remaining interest rate swaps were terminated. Beginning on August 1, 2018, changes in the fair value of the swaps were recorded in interest expense on our consolidated statements of operations. For the three months ended March 31, 2019, $209,000 was included as an increase in interest expense on our consolidated statement of operations related to the change in the fair value of our interest rate swaps.
Credit-Risk-Related Contingent Features
Each of our interest rate swap agreements contained a provision under which we could also be declared in default under such agreements if we defaulted on the revolving credit facility or if we defaulted on the term loan facility. As of March 11, 2019, the date of termination of such swaps, there have been no events of default under our interest rate swap agreements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

Impact of Hedges on AOCI and Consolidated Statements of Operations
The changes in the balance of each component of AOCI related to our interest rate swaps designated as cash flow hedges are as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Accumulated other comprehensive income, at beginning of period	$—	$1,806
Other comprehensive income before reclassifications	—	—
Amounts reclassified to accumulated other comprehensive income (loss) (1)	—	(1,806)
Net current period other comprehensive income (loss)	—	(1,806)
Accumulated other comprehensive income, at end of period	$—	$—

(1)	The amounts from AOCI were reclassified as a decrease to interest expense in our consolidated statement of operations for the three months ended March 31, 2019.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on our consolidated balance sheets are as follows:

	March 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
	(in thousands)
Assets:
SBA 7(a) loans receivable, subject to loan-backed notes	$25,579	$27,781	$27,595	$30,076	3
SBA 7(a) loans receivable, subject to credit risk	28,967	30,679	27,802	29,794	3
SBA 7(a) loans receivable, subject to secured borrowings	10,624	10,720	12,682	12,780	3
Liabilities:
Mortgages payable	96,933	104,937	96,926	99,764	3
Junior subordinated notes	25,321	24,354	25,299	24,406	3
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
SBA 7(a) Loans Receivable, Subject to Loan-Backed Notes—These loans receivable represent the unguaranteed portions of loans originated under the SBA 7(a) Program which were transferred to a trust and are held as collateral in connection with a securitization transaction. The proceeds from the transfer have been recorded as SBA 7(a) loan-backed notes payable. In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions. At March 31, 2020, our assumptions included discount rates ranging from 3.75% to 5.75% and prepayment rates ranging from 13.41% to 16.80%. At December 31, 2019, our assumptions included discount rates ranging from 5.25% to 7.25% and prepayment rates ranging from 13.41% to 16.80%.
SBA 7(a) Loans Receivable, Subject to Credit Risk—Loans receivable were initially recorded at estimated fair value at the Acquisition Date. Loans receivable originated subsequent to the Acquisition Date are recorded at cost upon origination and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions. At March 31, 2020, our assumptions included discount rates ranging from 3.75% to 6.25% and prepayment rates ranging from 9.85% to 17.50%. At December 31, 2019, our assumptions included discount rates ranging from 5.25% to 7.75% and prepayment rates ranging from 9.85% to 17.50%.
SBA 7(a) Loans Receivable, Subject to Secured Borrowings—These loans receivable represent the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings—

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

government guaranteed loans.  There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.  In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows taking into consideration the lack of credit risk. At March 31, 2020, our assumptions included discount rates ranging from 5.25% to 6.00% and prepayment rates ranging from and 11.77% to 16.80%. At December 31, 2019, our assumptions included discount rates ranging from 6.75% to 7.50% and prepayment rates ranging from 11.77% to 16.80%.
Mortgages Payable—The fair values of mortgages payable are estimated based on current interest rates available for debt instruments with similar terms. The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using a rate of 2.75% and 3.67% at March 31, 2020 and December 31, 2019, respectively.
Junior Subordinated Notes—The fair value of the junior subordinated notes is estimated based on current interest rates available for debt instruments with similar terms. Discounted cash flow analysis is generally used to estimate the fair value of our junior subordinated notes. The rate used was 5.70% and 6.16% at March 31, 2020 and December 31, 2019, respectively.
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
The Operator earned asset management fees of $2,363,000 and $4,326,000 for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, asset management fees of $2,364,000 and $2,356,000, respectively, were due to the Operator. On April 10, 2020, the Company issued to CIM Capital, LLC an aggregate of 203,349 shares of our Common Stock, representing approximately 1.4% of the outstanding shares of our Common Stock prior to such issuance, in lieu of cash payment of the asset management fees in respect of the first quarter of 2020.
CIM Management, Inc. and certain of its affiliates (collectively, the "CIM Management Entities"), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $427,000 and $1,005,000 for the three months ended March 31, 2020 and 2019, respectively. CIM Urban incurred $969,000 and $1,630,000 for the three months ended March 31, 2020 and 2019, respectively, reimbursable to CIM Management Entities for onsite management costs incurred on behalf of CIM Urban, which are included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $40,000 and $22,000 for the three months ended

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

March 31, 2020 and 2019, respectively, which were capitalized to deferred charges. In addition, the CIM Management Entities earned construction management fees of $170,000 and $100,000 for the three months ended March 31, 2020 and 2019, respectively, which were capitalized to investments in real estate.
At March 31, 2020 and December 31, 2019, fees payable and expense reimbursements due to the CIM Management Entities of $4,146,000 and $4,107,000, respectively, are included in due to related parties. Also included in due to related parties as of March 31, 2020 and December 31, 2019, were $136,000 and $97,000, respectively, due to the CIM Management Entities and certain of its affiliates.
On March 11, 2014, CIM Commercial and its subsidiaries entered into a master services agreement (the "Master Services Agreement") with CIM Service Provider, LLC (the "Administrator"), an affiliate of CIM Group, pursuant to which the Administrator provides, or arranges for other service providers to provide, management and administration services to CIM Commercial and its subsidiaries. Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the administrator of Urban Partners GP, LLC. Under the Master Services Agreement, CIM Commercial pays a base service fee (the "Base Service Fee") to the Administrator initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. The Administrator earned a Base Service Fee of $282,000 and $276,000 for the three months ended March 31, 2020 and 2019, respectively. We will seek to pay, subject to applicable laws and regulations under Nasdaq and the TASE and the agreement of the Administrator, the Base Service Fee in respect of the first quarter of 2020 in shares of Preferred Stock. On May 11, 2020, the Master Services Agreement was amended to replace the Base Service Fee with an incentive fee (the “Incentive Fee”) pursuant to which the Administrator will receive, on a quarterly basis, 15.00% of CIM Commercial’s quarterly core funds from operations in excess of a quarterly threshold equal to 1.75% (i.e., 7.00% on an annualized basis) of CIM Commercial’s average adjusted common stockholders’ equity (i.e., common stockholders’ equity plus accumulated depreciation and amortization) for such quarter. The amendment is effective as of April 1, 2020.
In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered by the Base Service Fee or the Incentive Fee, as the case may be. During the three months ended March 31, 2020 and 2019, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, and from and after September 2018, operational and on-going support in connection with the Company's offering of Preferred Stock. The Administrator's compensation is based on the salaries and benefits of the employees of the Administrator and or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). We expensed $812,000 and $647,000 for the three months ended March 31, 2020 and 2019, respectively, for such services which are included in asset management and other fees to related parties. At March 31, 2020 and December 31, 2019, $2,491,000 and $1,673,000 was due to the Administrator, respectively, for such services.
On January 1, 2015, we entered into a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC ("CIM SBA"), an affiliate of CIM Group, and our subsidiary, PMC Commercial Lending, LLC. The agreement provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing such personnel and resources. For the three months ended March 31, 2020 and 2019, we incurred expenses related to services subject to reimbursement by us under the agreement of $682,000 and $637,000, respectively, which are included in asset management and other fees to related parties for lending segment costs. In addition, we deferred personnel costs of $31,000 and $6,000 for the three months ended March 31, 2020 and 2019, respectively, associated with services provided for originating loans. At March 31, 2020 and December 31, 2019, $808,000 and $1,029,000, respectively, was due to CIM SBA for costs and expenses of providing such personnel and resources.
On May 10, 2018, the Company entered into the wholesaling agreement (the "Wholesaling Agreement") with International Assets Advisors, LLC ("IAA") and CCO Capital, LLC ("CCO Capital"). CCO Capital is a registered broker dealer and is under common control with the Operator and the Administrator. IAA was the exclusive dealer manager for the Company’s public offering of Series A Preferred Units until May 31, 2019. Under the Wholesaling Agreement, among other things, CCO Capital, in its capacity as the wholesaler for the offering, assisted IAA with the sale of Series A Preferred Units. In exchange for such services, IAA paid CCO Capital a fee equal to 2.75% of the selling price of each Series A Preferred Unit for which a sale was completed, reduced by any applicable fee reallowances payable to soliciting dealers pursuant to separate soliciting dealer agreements between IAA and soliciting dealers. The foregoing fee was reduced, and may have been exceeded, by a fixed monthly payment by CCO Capital to IAA for IAA’s services in connection with periodic closings and settlements for the offering.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

On May 31, 2019, the Company, IAA and CCO Capital entered into an Amendment, Assignment and Assumption Agreement (the “Assignment Agreement”), pursuant to which CCO Capital assumed all of the rights and obligations of IAA under the dealer manager agreement, dated as of June 28, 2016, as amended, by and between the Company and IAA. As a result of the Assignment Agreement, CCO Capital became the exclusive dealer manager for the Company’s public offering of the Series A Preferred Units effective as of May 31, 2019. In connection with the execution of the Assignment Agreement, the Company terminated the Wholesaling Agreement effective as of May 31, 2019. At March 31, 2020 and December 31, 2019, $889,000 and $621,000, respectively, was included in deferred costs for CCO Capital fees, of which $372,000 and $169,000, respectively, was included in due to related parties. CCO Capital incurred issuance-specific costs of $163,000 and $160,000, which were allocated to the Series A Preferred Stock for the three months ended March 31, 2020 and 2019, respectively. The Company terminated its offering of the Series A Preferred Units in January 2020. On January 28, 2020, the Company entered into the Second Amended and Restated Dealer Manager Agreement, pursuant to which CCO Capital acts as the exclusive dealer manager for the Company’s public offering of its Series A Preferred Stock and Series D Preferred Stock. In connection with such agreement, the Assignment Agreement was terminated effective as of January 28, 2020. On April 9, 2020, the Company entered into an Amendment No. 1 to the Second Amended and Restated Dealer Manager Agreement, pursuant to which the selling commissions payable to CCO Capital increased from up to 5.50% to up to 7.00% of the gross offering proceeds from shares of Series A Preferred Stock sold in the offering, subject to limited exceptions. The Company has been informed that CCO Capital generally reallows 100% of the selling commissions on sales of Series A Preferred Stock and generally reallows substantially all of the upfront dealer manager fee on sales of Series A Preferred Stock and Series D Preferred Stock, to participating broker-dealers.
For the second quarter of 2020, we will, subject to applicable laws and regulations under Nasdaq and the TASE and the agreement of the Operator and or the Administrator, as the case may be, seek to pay some or all of the asset management fees and or reimbursements under the Master Services Agreement in respect of such quarter in shares of Preferred Stock. It is likely that, for the third and fourth quarter of 2020, we will, subject to applicable laws and regulations under Nasdaq and the TASE and the agreement of the Operator and or the Administrator, as the case may be, seek to pay some or all of the asset management fees and or reimbursements under the Master Services Agreement in respect of such quarter in shares of Preferred Stock.
Other
On October 1, 2015, an affiliate of CIM Group entered into a 5-year lease renewal with respect to a property owned by the Company, which lease was amended to a month-to-month term in February 2019. We recorded rental and other property income related to this tenant of $29,000 and $27,000 for the three months ended March 31, 2020 and 2019, respectively.
On May 15, 2019, CIM Group entered into an approximately eleven-year lease for approximately 32,000 rentable square feet with respect to a property owned by the Company. The lease was amended on August 7, 2019 to reduce the rentable square feet to approximately 30,000 rentable square feet. For the three months ended March 31, 2020 and 2019, we recorded rental and other property income related to this tenant of $370,000 and $0, respectively.
15. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding commitments to fund loans were $12,745,000 at March 31, 2020 and are for prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, we have certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. CIM Commercial had a total of $5,464,000 in future obligations under leases to fund tenant improvements and other future construction obligations at March 31, 2020. At March 31, 2020, $2,814,000 was funded to reserve accounts included in restricted cash on our consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreement entered into in June 2016.
Employment Agreements—We have employment agreements with two of our officers. Under certain circumstances, each of these employment agreements provides for (1) severance payment equal to the annual base salary paid to the officer and

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

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
As of March 31, 2020 and December 31, 2019, the right-of-use asset and lease liability balance were approximately $43,000 and $106,000, respectively. The right-of-use asset is included within other assets and the lease liability is included within other liabilities on our consolidated balance sheets. We recorded rent expense of $74,000 and $76,000 for the three months ended March 31, 2020 and 2019, respectively, in general and administrative expenses on our consolidated statements of operations.
At March 31, 2020, our scheduled future noncancelable minimum lease payments were $43,000 for the nine months ending December 31, 2020.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

16. FUTURE MINIMUM LEASE RENTALS
Future minimum rental revenue under long-term operating leases at March 31, 2020, excluding tenant reimbursements of certain costs, are as follows:

Years Ending December 31,	Total
(in thousands)
2020 (Nine months ending December 31, 2020)	$35,550
2021	42,404
2022	39,079
2023	35,512
2024	34,144
Thereafter	50,923
$237,612

17. CONCENTRATIONS
Tenant Revenue Concentrations—Rental and other property income from Kaiser Foundation Health Plan, Incorporated ("Kaiser"), which occupied space in two of our Oakland, California properties, accounted for approximately 25.3% and 11.3% of our office segment revenues for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, $11,000 and $23,000, respectively, was due from Kaiser.
Rental and other property income from the U.S. General Services Administration and other government agencies (collectively, "Governmental Tenants"), which primarily occupied space in our properties located in Washington, D.C., which were sold during the year ended December 31, 2019, accounted for approximately 2.2% and 23.3% of our office segment revenues for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, $101,000 and $282,000, respectively, was due from Governmental Tenants.
Geographical Concentrations of Investments in Real Estate—As of March 31, 2020 and December 31, 2019, we owned 8 office properties, one hotel property, one parking garage, and one development site, which is being used as a parking lot. These properties are located in two states, and in Washington, D.C. as of March 31, 2019.
Our revenue concentrations from properties are as follows:

	Three Months Ended March 31,
	2020	2019
California	91.9%	76.5%
Texas	7.7	3.6
Washington, D.C.	0.4	19.9
	100.0%	100.0%
Our real estate investments concentrations from properties are as follows:

	March 31, 2020	December 31, 2019
California	93.9%	94.4%
Texas	6.1	5.6
	100.0%	100.0%

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

18. SEGMENT DISCLOSURE
In accordance with ASC Topic 280, Segment Reporting, our reportable segments during the three months ended March 31, 2020 and 2019 consist of two types of commercial real estate properties, namely, office and hotel, as well as a segment for our lending business. Management internally evaluates the operating performance and financial results of the segments based on net operating income. We also have certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to our audited consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the SEC on March 16, 2020.
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
The net operating income of our segments for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Office:
Revenues	$14,897	$33,445
Property expenses:
Operating	6,046	13,559
General and administrative	98	154
Total property expenses	6,144	13,713
Segment net operating income—office	8,753	19,732
Hotel:
Revenues	8,253	10,589
Property expenses:
Operating	6,469	6,694
General and administrative	13	14
Total property expenses	6,482	6,708
Segment net operating income—hotel	1,771	3,881
Lending:
Revenues	2,384	2,924
Lending expenses:
Interest expense	291	582
Fees to related party	682	637
General and administrative	400	503
Total lending expenses	1,373	1,722
Segment net operating income—lending	1,011	1,202
Total segment net operating income	$11,535	$24,815

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

A reconciliation of our segment net operating income to net income attributable to the Company for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Total segment net operating income	$11,535	$24,815
Interest and other income	1	319
Asset management and other fees to related parties	(3,457)	(5,249)
Interest expense	(2,876)	(3,463)
General and administrative	(1,223)	(1,117)
Transaction costs	—	(44)
Depreciation and amortization	(5,258)	(9,630)
Loss on early extinguishment of debt	—	(25,071)
Impairment of real estate	—	(66,200)
Gain on sale of real estate	—	377,581
(Loss) income before provision for income taxes	(1,278)	291,941
Provision for income taxes	22	(318)
Net (loss) income	(1,256)	291,623
Net (income) loss attributable to noncontrolling interests	(4)	174
Net (loss) income attributable to the Company	$(1,260)	$291,797

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

The condensed assets for each of the segments as of March 31, 2020 and December 31, 2019, along with capital expenditures and loan originations for the three months ended March 31, 2020 and 2019, are as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Condensed assets:
Office	$468,599	$460,951
Hotel	104,507	104,029
Lending	79,197	82,140
Non-segment assets	11,239	20,472
Total assets	$663,542	$667,592

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Capital expenditures (1):
Office	$4,534	$2,597
Hotel	294	608
Total capital expenditures	4,828	3,205
Loan originations	11,844	3,404
Total capital expenditures and loan originations	$16,672	$6,609

(1)	Represents additions and improvements to real estate investments, excluding acquisitions. Includes the activity for dispositions through their respective disposition dates.
19. COVID-19
Beginning in the latter half of March 2020, the respiratory disease caused by COVID-19 began to spread worldwide, causing significant disruptions to the U.S. and world economies. On March 4, 2020 and March 13, 2020, a state of emergency was declared for the state of California and for the United States, respectively. In response to the issuance of U.S. federal guidelines to contain the spread of COVID-19, U.S. state and local jurisdictions, including those in which the Company operates, have implemented various containment or mitigation measures, including shelter-in-place orders and the temporary closure of non-essential businesses. COVID‑19 has triggered a period of significant global economic slowdown, and the impact of COVID-19 on the U.S. economy will be significant for the remainder of 2020 and potentially beyond.
The economic downturn caused by COVID-19 will adversely affect the operations of our office portfolio to the extent of, among other things: (i) the inability of our tenants to pay rents, (ii) the deferral of rent payments by our tenants, (iii) tenants’ requests to modify terms of their leases in a way that will reduce the economic value of their leases, (iv) an increase in early lease terminations or a decrease in lease renewals and (v) our inability to re-lease vacant space in our office portfolio due to “shelter in place” or similar orders or a systemic shift in the demand for office space as a result of COVID-19. The following information provides early insight into the effects of COVID-19 on our rent collections for April 2020. We are providing this information on a one-time basis and undertake no obligation to provide updated rent collection information in the future. This information is preliminary and unaudited. As of May 5, 2020, the Company has collected approximately 90.0% of the $4,237,000 of rental and other property income billed to tenants related to April 2020, excluding rental and other property income billed to its parking tenants. The Company has not received any of the $409,000 rental and other property income payable by its parking tenants in respect of April 2020. Further, as of May 5, 2020, the Company has received several requests from tenants to defer or abate the rent payments in respect of April 2020, and the Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of March 31, 2020 and December 31, 2019, and
for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

Additionally, the spread of COVID-19 in the United States and the resulting increase of restrictions on and cancellations of travel, meetings and social gatherings are expected to adversely impact the operations of our hotel in Sacramento, California. For the fourth quarter of 2019, the net operating income of our hotel constituted approximately 22% of our total segment net operating income. For the month of March 2020, the occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") at our hotel in Sacramento, California were 38.6%, $172.05 and $66.48, respectively, as compared to occupancy, ADR and RevPAR of 85.6%, $176.12 and $150.84 for the month of March 2019, respectively. For the month of April 2020, the occupancy, ADR and RevPAR at our hotel in Sacramento, California were 12.8%, $129.90 and $16.56, respectively, as compared to occupancy, ADR and RevPAR of 83.3%, $187.76 and $156.38 for the month of April 2019, respectively.
Loans originated by us through March 31, 2020 under the SBA 7(a) Guaranteed Loan Program consist primarily of loans to borrowers in the limited service hospitality sector. Currently, our borrowers are experiencing significant cash flow deficits as the travel and leisure industry decline caused by COVID-19 has severely impacted limited service hospitality properties. We sell the portion of loans originated by us under the SBA 7(a) Program that is guaranteed by the SBA; however, during April 2020, the secondary market for the sale of such guaranteed portions declined, both as a result of significantly decreased demand for such loans in general and, specifically, for limited service hospitality loans.
As a result of the disruption caused by COVID-19, the Company has temporarily suspended the vast majority of repositioning of the existing office building at 4750 Wilshire Boulevard and the vast majority of renovations at the Sheraton Grand Hotel in Sacramento.
The extent to which COVID-19 will impact the Company’s operations and those of its tenants and business partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of COVID-19, the actions taken to contain COVID-19 or mitigate its impact, and the direct and indirect economic effects of COVID-19 and the related containment measures. Accordingly, the Company cannot predict the significance, extent or duration of any adverse impact of COVID-19 on its business, financial condition, results of operations, cash flow or its ability to satisfy its debt service obligations or to maintain its level of distributions on the Common Stock or Preferred Stock. However, if the pandemic continues, it will have an adverse effect on the Company’s business, financial condition, results of operations, and liquidity for the remainder of 2020. We also continue to examine the impact that the CARES Act may have on our business and currently, we are unable to determine the impact that the CARES Act will have on our business, financial condition, results of operations, or liquidity.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Such forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "project," "target," "expect," "intend," "might," "believe," "anticipate," "estimate," "could," "would" "continue," "pursue," "potential," "forecast," "seek," "plan," or "should" or the negative thereof or other variations or similar words or phrases. Such forward-looking statements include, among others, statements about CMCT’s plans and objectives relating to future growth and availability of funds, and the trading liquidity of CMCT’s Common Stock. Such forward-looking statements are based on particular assumptions that management of CMCT has made in light of its experience, as well as its perception of expected future developments and other factors that it believes are appropriate under the circumstances. Forward-looking statements are necessarily estimates reflecting the judgment of CMCT's management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include those associated with (i) the scope, severity and duration of COVID‑19, and actions taken to contain the pandemic or mitigate its impact, (ii) the potential adverse effect of COVID-19 on the financial condition, results of operations, cash flows and performance of the Company and its tenants and business partners, the real estate market and the global economy and financial markets, among others, (iii) the timing, form and operational effects of CIM Commercial's development activities, (iv) the ability of CIM Commercial to raise in place rents to existing market rents, (v) fluctuations in market rents, including as a result of COVID‑19, and (vi) general economic, market and other conditions. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made.
All references to our Common Stock and related share and per share amounts have been adjusted to give retroactive effect to the Reverse Stock Split, except as otherwise indicated.
The following discussion of our financial condition at March 31, 2020 and results of operations for the three months ended March 31, 2020 and 2019 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019. For a more detailed description of the risks affecting our financial condition and results of operations, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.
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

COVID-19
Beginning in the latter half of March 2020, the respiratory disease caused by COVID-19 began to spread worldwide, causing significant disruptions to the U.S. and world economies. On March 4, 2020 and March 13, 2020, a state of emergency was declared for the state of California and for the United States, respectively. In response to the issuance of U.S. federal guidelines to contain the spread of COVID-19, U.S. state and local jurisdictions, including those in which the Company operates, have implemented various containment or mitigation measures, including shelter-in-place orders and the temporary closure of non-essential businesses. COVID‑19 has triggered a period of significant global economic slowdown, and the impact of COVID-19 on the U.S. economy will be significant for the remainder of 2020 and potentially beyond.
The Company is closely monitoring the impact of COVID-19 on all aspects of its business. COVID‑19 did not significantly disrupt the operations of the Company during the three months ended March 31, 2020, as the containment measures associated with COVID‑19 that affected the Company were in place during only the final few weeks of such quarter.
The economic downturn caused by COVID-19 will adversely affect the operations of our office portfolio to the extent of, among other things: (i) the inability of our tenants to pay rents, (ii) the deferral of rent payments by our tenants, (iii) tenants’ requests to modify terms of their leases in a way that will reduce the economic value of their leases, (iv) an increase in early lease terminations or a decrease in lease renewals and (v) our inability to re-lease vacant space in our office portfolio due to “shelter in place” or similar orders or a systemic shift in the demand for office space as a result of COVID-19. The following information provides early insight into the effects of COVID-19 on our rent collections for April 2020. We are providing this information on a one-time basis and undertake no obligation to provide updated rent collection information in the future. This information is preliminary and unaudited. As of May 5, 2020, the Company has collected approximately 90.0% of the $4,237,000 of rental and other property income billed to tenants related to April 2020, excluding rental and other property income billed to its parking tenants. The Company has not received any of the $409,000 rental and other property income payable by its parking tenants in respect of April 2020. We expect our rent collection rate will deteriorate the longer COVID-19 persists, which will likely lead to increased reserves and write-offs of both cash and deferred rent receivables. Further, as of May 5, 2020, the Company has received several requests from tenants to defer or abate the rent payments in respect of April 2020, and the Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. No significant abatement or modifications have been reached as of May 5, 2020, and the Company’s management believes that any such requests that will be granted with respect to April 2020 rental payments will not result in a significant impact to the Company’s results of operations. Not all tenant requests will be granted and the Company has not, and generally does not intend to, forego its contractual economic rights under its lease agreements. April 2020 rent collections, rent relief requests and relief to-date may not be indicative of collections or requests in any future period.
Additionally, the spread of COVID-19 in the United States and the resulting increase of restrictions on and cancellations of travel, meetings and social gatherings are expected to adversely impact the operations of our hotel in Sacramento, California. For the fourth quarter of 2019, the net operating income of our hotel constituted approximately 22% of our total segment net operating income. For the month of March 2020, the occupancy, ADR and RevPAR at our hotel in Sacramento, California were 38.6%, $172.05 and $66.48, respectively, as compared to occupancy, ADR and RevPAR of 85.6%, $176.12 and $150.84 for the month of March 2019, respectively. For the month of April 2020, the occupancy, ADR and RevPAR at our hotel in Sacramento, California were 12.8%, $129.90 and $16.56, respectively, as compared to occupancy, ADR and RevPAR of 83.3%, $187.76 and $156.38 for the month of April 2019, respectively. Based on current expectations, it is likely that the net operating income of our hotel will be negative for the second quarter, and possibly the third quarter, of 2020, and, as a result, contributions by the hotel to our funds from operations during such period are expected to be significantly impacted.
Loans originated by us through March 31, 2020 under the Small Business Administration's ("SBA") 7(a) Guaranteed Loan Program consist primarily of loans to borrowers in the limited service hospitality sector. Currently, our borrowers are experiencing significant cash flow deficits as the travel and leisure industry decline caused by COVID-19 has severely impacted limited service hospitality properties. We sell the portion of loans originated by us under the SBA 7(a) Program that is guaranteed by the SBA; however, during April 2020, the secondary market for the sale of such guaranteed portions declined, both as a result of significantly decreased demand for such loans in general and, specifically, for limited service hospitality loans. As a result, it is likely that we will have limited premium income during the second quarter of 2020. Additionally, we expect that prepayments of our SBA 7(a) Program loans will significantly decline in the second quarter of 2020. Further, we expect expenses associated with our SBA 7(a) Program to increase during the second quarter due to the roll-out of lending under the Paycheck Protection Program, as described below under “—Lending Segment.” Moreover, there is a possibility that, without action from Congress and or the SBA, SBA 7(a) Program funds will no longer be available to fund loans. Loans funded during the second quarter will consist primarily of loans made pursuant to the Paycheck Protection Program.
Further, weaker economic conditions could cause the Company to recognize impairment of the value of its tangible or intangible assets.

The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. As a result of the disruption caused by COVID-19, the Company has temporarily suspended the vast majority of repositioning of the existing office building at 4750 Wilshire Boulevard and the vast majority of renovations at the Sheraton Grand Hotel in Sacramento.
The extent to which COVID-19 will impact the Company’s operations and those of its tenants and business partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of COVID-19, the actions taken to contain COVID-19 or mitigate its impact, and the direct and indirect economic effects of COVID-19 and the related containment measures. Accordingly, the Company cannot predict the significance, extent or duration of any adverse impact of COVID-19 on its business, financial condition, results of operations, cash flow or its ability to satisfy its debt service obligations or to maintain its level of distributions on the Common Stock or Preferred Stock. However, if the pandemic continues, it will have an adverse effect on the Company’s business, financial condition, results of operations, and liquidity for the remainder of 2020. We also continue to examine the impact that the CARES Act may have on our business and currently, we are unable to determine the impact that the CARES Act will have on our business, financial condition, results of operations, or liquidity.
Properties
As of March 31, 2020, our real estate portfolio consisted of 11 assets, all of which were fee-simple properties. As of March 31, 2020, our 9 office properties (including one development site which is being used as a parking lot), totaling approximately 1.3 million rentable square feet, were 85.8% occupied and one hotel with an ancillary parking garage, which has a total of 503 rooms, had RevPAR of $109.58 for the three months ended March 31, 2020.
Strategy
Our strategy is principally focused on the acquisition of Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States (including improving and developing such assets) in a manner that will prudently grow our NAV and cash flow per share of Common Stock.
Our strategy is centered around CIM Group's community qualification process. We believe this strategy provides us with a significant competitive advantage when making real estate acquisitions. The qualification process generally takes between six months and five years and is a critical component of CIM Group's evaluation. As part of the community qualification process, CIM Group examines the characteristics of a market to determine whether the district possesses certain characteristics prior to the extensive efforts CIM Group's investment professionals undertake when reviewing potential acquisitions in its qualified communities ("Qualified Communities"). Qualified Communities generally fall into one of two categories: (i) transitional metropolitan districts that have dedicated resources to become vibrant metropolitan communities and (ii) well-established, thriving metropolitan areas (typically major central business districts). Qualified Communities are distinct districts which have dedicated resources to become or are currently vibrant communities where people can live, work, shop and be entertained, all within walking distance or close proximity to public transportation. These areas also generally have high barriers to entry, high population density, positive population trends and support for investment. CIM Group believes that a vast majority of the risks associated with acquiring real estate are mitigated by accumulating local market knowledge of the community where the asset is located. CIM Group typically spends significant time and resources qualifying targeted communities prior to making any acquisitions. Since 1994, CIM Group has identified 135 communities and has deployed capital in 75 of these Qualified Communities. Although we may not deploy capital exclusively in Qualified Communities, it is expected that most of our assets will be identified through this systematic process.
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
Rental Rate Trends
Office Statistics:    The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods:

	As of March 31,
	2020	2019
Occupancy (1)	85.8%	93.0%
Annualized rent per occupied square foot (1)(2)	$50.20	$46.24

(1)
We sold eight office properties, one development site, and one parking garage during the year ended December 31, 2019. Excluding these properties, the occupancy and annualized rent per occupied square foot were 95.4% and $44.72 as of March 31, 2019.

(2)
Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements for the twelve months ended March 31, 2020 and 2019 were approximately $2,122,000 and $4,409,000, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.

Over the next four quarters, we expect to see expiring cash rents as set forth in the table below:

	For the Three Months Ended
	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021
Expiring Cash Rents:
Expiring square feet (1)	52,753	21,871	65,798	20,078
Expiring rent per square foot (2)	$56.36	$44.76	$43.28	$78.29

(1)	Month-to-month tenants occupying a total of 17,045 square feet are included in the expiring leases in the first quarter listed.

(2)
Represents gross monthly base rent, as of March 31, 2020, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.

During the three months ended March 31, 2020, we executed leases with terms longer than 12 months totaling 9,232 square feet. The table below sets forth information on certain of our executed leases during the three months ended March 31, 2020, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

	Number of Leases (1)	Rentable Square Feet	New Cash Rents per Square Foot (2)	Expiring Cash Rents per Square Foot (2)
Three months ended March 31, 2020	3	8,254	$55.31	$48.64

(1)	Based on the number of tenants that signed leases.

(2)
Cash rents represent gross monthly base rent, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

Fluctuations in submarkets, buildings and terms of leases cause large variations in these numbers and make predicting the changes in rent in any specific period difficult. Our rental and occupancy rates are impacted by general economic conditions, including the pace of regional and economic growth, and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand and other negative trends or unforeseeable events, such as COVID-19, that impair our ability to timely renew or re-lease space could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
Tenants accounting for over 10% of revenues
Rental and other property income from Kaiser, which occupied space in two of our Oakland, California properties, accounted for approximately 25.3% and 11.3% of our office segment revenues for the three months ended March 31, 2020 and 2019, respectively.
Rental and other property income from Governmental Tenants, which primarily occupied space in our properties located in Washington, D.C., which were sold during the year ended December 31, 2019, accounted for approximately 2.2% and 23.3% of our office segment revenues for the three months ended March 31, 2020 and 2019, respectively.

Hotel Statistics:    The following table sets forth the occupancy, ADR and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Three Months Ended March 31,
	2020	2019
Occupancy	65.8%	82.1%
ADR	$166.47	$171.16
RevPAR	$109.58	$140.44
Seasonality
Our revenues and expenses for our hotel property are subject to seasonality during the year. Generally, our hotel revenues are greater in the first and second quarters than the third and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenues, segment net operating income, net income and cash provided by operating activities. In addition, the hotel industry is cyclical and demand generally follows, on a lagged basis, key macroeconomic factors, such as those resulting from COVID-19. For information regarding the effects of COVID-19 on our hotel and its renovations, see "—COVID-19" above.
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
On March 27, 2020, the CARES Act was enacted to help provide financial stability and relief for individuals and businesses affected by COVID-19. Section 1112 of the CARES Act ("Section 1112") provides for six months of subsidy loan payments to be made on all existing SBA 7(a) loans in ‘regular’ servicing. Borrowers’ scheduled payments of principal and interest will be made by the SBA and these payments do not have to be repaid by the borrower. The overwhelming majority of borrowers under our SBA 7(a) lending platform qualify for relief under Section 1112. The relief also applies to any new borrowers for covered loans made through September 27, 2020. Thus, while the long-term economic impact of COVID-19 to borrowers under our SBA 7(a) lending platform remains unclear, we do not expect new delinquencies to be material in the aggregate for loans currently serviced under our SBA 7(a) lending platform through August 2020 because of the relief provided by Section 1112.
The CARES Act also implemented the Paycheck Protection Program, a new SBA 7(a) loan program. The Paycheck Protection Program provides small businesses with funds to pay up to 2.5 months of payroll costs including benefits. Funds can also be used to pay interest on mortgages, rent, and utilities. These funds are provided in the form of loans that will be fully forgiven when used for payroll costs, interest on mortgages, rent, and utilities (according to the United States Treasury, due to likely high subscription, it is anticipated that not more than 25% of the forgiven amount may be for non-payroll cost). Loan payments will also be deferred for six months. For borrowers who do not meet the criteria required for their loans to be forgiven, their loans will convert to a loan with a twenty-four month term and an interest rate of 1.00%. No collateral or personal guarantees are required. Neither the government nor lenders will charge small businesses any fees. These loans are 100% guaranteed by the SBA provided that originating lenders follow the requirements set forth in the Paycheck Protection Program.
As a SBA 7(a) lender, we are an authorized lender under the Paycheck Protection Program and have originated $13,500,000 of loans under the program as of May 8, 2020. We expect a significant portion of these loans to be forgiven either in part or in full and we will receive payment from the SBA for any such forgiven amounts, including both principal and accrued interest.
For information regarding the effects of COVID-19 on our lending segment, see "—COVID-19" above.

Results of Operations
Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019
Net (Loss) Income

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Total revenues	$25,535	$47,277	$(21,742)	(46.0)%
Total expenses	26,813	132,917	(106,104)	(79.8)%
Gain on sale of real estate	—	377,581	(377,581)	—
Net (loss) income	(1,256)	291,623	(292,879)	—
Net (loss) income decreased to $(1,256,000), or by $292,879,000, for the three months ended March 31, 2020, compared to a net income of $291,623,000 for the three months ended March 31, 2019, primarily due to the sales during the first quarter of 2019 of 1901 Harrison Street, 2100 Franklin Street, 2101 Webster Street, and 2353 Webster Street Parking Garage in Oakland, California, 830 1st Street in Washington, D.C., and 260 Townsend Street in San Francisco, California (the “2019 Q1 Asset Sales”). The decrease is primarily attributable to the gain on sale of real estate of $377,581,000 recognized during the three months ended March 31, 2019, a decrease of $13,280,000 in segment net operating income, and a decrease of $318,000 in interest and other income not allocated to our operating segments, partially offset by $66,200,000 in impairment of real estate recognized during the three months ended March 31, 2019, a $25,071,000 loss on early extinguishment of debt recognized during the three months ended March 31, 2019, a decrease of $4,372,000 in depreciation and amortization, a decrease of $1,792,000 in asset management and other fees to related parties not allocated to our operating segments, a decrease of $587,000 in interest expense not allocated to our operating segments, and a decrease of $340,000 in provision for income taxes.
Funds from Operations ("FFO")
We believe that FFO is a widely recognized and appropriate measure of the performance of a REIT and that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO represents net income (loss) attributable to common stockholders, computed in accordance with GAAP, which reflects the deduction of redeemable preferred stock dividends declared or accumulated and redeemable preferred stock deemed dividends, excluding gains (or losses) from sales of real estate, impairment of real estate, and real estate depreciation and amortization. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (the "NAREIT").
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

The following table sets forth a reconciliation of net (loss) income attributable to common stockholders to FFO attributable to common stockholders:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net (loss) income attributable to common stockholders (1)	$(6,787)	$287,631
Depreciation and amortization	5,258	9,630
Impairment of real estate	—	66,200
Gain on sale of depreciable assets	—	(377,581)
FFO attributable to common stockholders (1)	$(1,529)	$(14,120)

(1)
In connection with the sale of certain properties during the three months ended March 31, 2019, we recognized a $25,071,000 loss on early extinguishment of debt primarily related to the legal defeasance and prepayment of mortgage loans collateralized by such properties. Such loss on early extinguishment of debt is included in, and has the effect of reducing, net income attributable to common stockholders and FFO attributable to common stockholders, because loss on early extinguishment of debt is not an adjustment prescribed by NAREIT.

FFO attributable to common stockholders was $(1,529,000) for the three months ended March 31, 2020, an increase of $12,591,000 compared to $(14,120,000) for the three months ended March 31, 2019. The increase in FFO was primarily attributable to a $25,071,000 loss on early extinguishment of debt recognized during the three months ended March 31, 2019, a decrease of $1,792,000 in asset management and other fees to related parties not allocated to our operating segments, a decrease of $587,000 in interest expense not allocated to our operating segments, and a decrease of $340,000 in provision for income taxes, partially offset by a decrease of $13,280,000 in segment net operating income, an increase of $1,194,000 in redeemable preferred stock dividends declared or accumulated, and a decrease of $318,000 in interest and other income not allocated to our operating segments.
Summary Segment Results
During the three months ended March 31, 2020 and 2019, CIM Commercial operated in three segments: office and hotel properties and lending. Set forth and described below are summary segment results for our operating segments.

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenues:
Office	$14,897	$33,445	$(18,548)	(55.5)%
Hotel	8,253	10,589	(2,336)	(22.1)%
Lending	2,384	2,924	(540)	(18.5)%
Expenses:
Office	6,144	13,713	(7,569)	(55.2)%
Hotel	6,482	6,708	(226)	(3.4)%
Lending	1,373	1,722	(349)	(20.3)%
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased to $14,897,000, or by 55.5%, for the three months ended March 31, 2020 compared to $33,445,000 for the three months ended March 31, 2019. The decrease is primarily due to the sale of three office properties and a parking garage in Oakland, California, the sale of an office property in Washington, D.C., and the sale of an office property in San Francisco, California, all of which were consummated in March 2019, the sale of an office property in Oakland, California, which was consummated in May 2019, the sale of two office properties in Washington, D.C., which was consummated in July 2019 (the "2019 Asset Sales"), and lower revenues at an office property in Los Angeles, California, partially offset by increases in rental revenue at certain of our properties due to increases in rental rates as a result of leasing activity and increases in expense reimbursements at certain of our properties. The office property in Los Angeles, California is being repositioned into vibrant, collaborative office space after the expiration in April 2019 of a lease agreement for 100% of such property, which space has been partially occupied by an affiliate of the Company since May 2019. The 2019 Asset Sales are expected to cause office revenue to decline materially during the remainder of 2020 as compared to the second, third and fourth quarters of 2019. Additionally, the economic downturn caused by COVID-19 will adversely affect the operations of our office portfolio for the fiscal year ending December 31, 2020 as described in "—COVID-19" above.
Hotel Revenue: Hotel revenue decreased to $8,253,000, or by 22.1%, for the three months ended March 31, 2020, compared to $10,589,000 for the three months ended March 31, 2019, primarily due to a decrease in occupancy and average daily rate in March 2020 as compared to March 2019 as a result of COVID-19. Renovations of the guest rooms, food and beverage amenities, public areas, meeting rooms and other amenities at the hotel during 2020, to the extent such renovations are resumed, the temporary closure of the nearby Sacramento Convention Center until its expected reopening in November 2020, as well as the outbreak of COVID-19 (see "—COVID-19" above), are expected to cause hotel revenue to decline materially during the remainder of 2020 as compared to the second, third and fourth quarters of 2019.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue decreased to $2,384,000, or by 18.5%, for the three months ended March 31, 2020, compared to $2,924,000 for the three months ended March 31, 2019. The decrease is primarily due to a decrease in premium income from the sale of the guaranteed portion of our SBA 7(a) loans, as well as a decrease in interest income resulting from a decrease in the prime rate. Loans funded during the second quarter of 2020 will consist primarily of loans made pursuant to the Paycheck Protection Program under the CARES Act. During April 2020, the secondary market for the sale of the guaranteed portion of our SBA 7(a) program loans declined, and it is likely that we will have limited premium income during the second quarter of 2020. We expect that prepayments of our loans will significantly decline, which will result in a decrease in interest income (due to a reduction in the Retained Loan Discounts recorded to income when loans prepay), during the remainder of 2020 as compared to the second, third and fourth quarters of 2019.
Interest and Other Income: Interest and other income represents revenue generated outside of our reportable segments. Interest and other income decreased to $1,000 for the three months ended March 31, 2020, compared to $319,000 for the three months ended March 31, 2019. The decrease primarily relates to interest earned on the proceeds from the 2019 Q1 Asset Sales received during the three months ended March 31, 2019 until the payment of the Special Dividend in August 2019.
Expenses
Office Expenses: Office expenses decreased to $6,144,000, or by 55.2%, for the three months ended March 31, 2020, compared to $13,713,000 for the three months ended March 31, 2019. The decrease is primarily due to the 2019 Asset Sales, partially offset by an increase in payroll costs at one of our properties and higher expenses at an office property in Los Angeles, California that is being repositioned into vibrant, collaborative office space. The 2019 Asset Sales are expected to cause office expenses to decline materially during the remainder of 2020 as compared to the second, third and fourth quarters of 2019. Additionally, we expect office expenses to increase for the fiscal year ending December 31, 2020 because of expenditures that we expect to incur to implement best-practice as well as legally-required safety measures as a result of COVID-19.
Hotel Expenses: Hotel expenses decreased to $6,482,000, or by 3.4%, for the three months ended March 31, 2020, compared to $6,708,000 for the three months ended March 31, 2019. Renovations of the guest rooms, food and beverage amenities, public areas, meeting rooms and other amenities at the hotel during 2020, to the extent such renovations are resumed, the temporary closure of the nearby Sacramento Convention Center until its expected reopening in November 2020, as well as the outbreak of COVID-19 (see "—COVID-19" above), are expected to cause certain hotel expenses to decline materially during the remainder of 2020 as compared to the second, third and fourth quarters of 2019, partially offset by any increases in certain other hotel expenses that we expect to incur to implement best-practice as well as legally-required safety measures as a result of COVID-19.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related party. Lending expenses decreased to $1,373,000, or by 20.3%, for the three months ended March 31, 2020, compared to $1,722,000 for the three months ended March 31, 2019, primarily due to a decrease in interest expense as a result of a reduction in the outstanding balance on our SBA 7(a) loan-backed notes and secured borrowings, as well as a reduction of loan losses recorded in the first quarter of 2020.
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments, were $3,457,000 for the three months ended March 31, 2020, a decrease of $1,792,000, compared to $5,249,000 for the three months ended March 31, 2019. Asset management fees totaled

$2,363,000 for the three months ended March 31, 2020, compared to $4,326,000 for the three months ended March 31, 2019. On April 10, 2020, the Company issued to CIM Capital, LLC an aggregate of 203,349 shares of our Common Stock, representing approximately 1.4% of the outstanding shares of our Common Stock prior to such issuance, in lieu of cash payment of the asset management fees in respect of the first quarter of 2020. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban's assets, which are appraised in the fourth quarter of each year. The lower fees reflect a decrease in the adjusted fair value of CIM Urban's assets due to the 2019 Asset Sales, partially offset by incremental capital expenditures incurred in the first quarter of 2020. CIM Commercial also pays a Base Service Fee to the Administrator, a related party, which totaled $282,000 for the three months ended March 31, 2020 compared to $276,000 for the three months ended March 31, 2019. We will seek to pay, subject to applicable laws and regulations under Nasdaq and the TASE and the agreement of the Administrator, the Base Service Fee in respect of the first quarter of 2020 in shares of Preferred Stock. On May 11, 2020, the Master Services Agreement was amended to replace the Base Service Fee with the Incentive Fee pursuant to which the Administrator will receive, on a quarterly basis, 15.00% of CIM Commercial’s quarterly core funds from operations in excess of a quarterly threshold equal to 1.75% (i.e., 7.00% on an annualized basis) of CIM Commercial’s average adjusted common stockholders’ equity (i.e., common stockholders’ equity plus accumulated depreciation and amortization) for such quarter. The amendment is effective as of April 1, 2020. Based on the expected performance of the Company for the remainder of 2020, we do not anticipate paying any Incentive Fee in 2020.
In addition, the Administrator received compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered by the Base Service Fee or the Incentive Fee, as the case may be. For the three months ended March 31, 2020 and 2019, we expensed $812,000 and $647,000 for such services, respectively. The 2019 Asset Sales will cause asset management fees to decline materially during the remainder of 2020 as compared to the second, third and fourth quarters of 2019, and, for the second quarter of 2020, we will, subject to applicable laws and regulations under Nasdaq and the TASE and the agreement of the Operator and or the Administrator, as the case may be, seek to pay some or all of the asset management fees and or reimbursements under the Master Services Agreement in respect of such quarter in shares of Preferred Stock. It is likely that, for the third and fourth quarter of 2020, we will, subject to applicable laws and regulations under Nasdaq and the TASE and the agreement of the Operator and or the Administrator, as the case may be, seek to pay some or all of the asset management fees and or reimbursements under the Master Services Agreement in respect of such quarter in shares of Preferred Stock.
Interest Expense: Interest expense, which has not been allocated to our operating segments, was $2,876,000 for the three months ended March 31, 2020, a decrease of $587,000 compared to $3,463,000 for the three months ended March 31, 2019. The decrease is primarily due to the legal defeasance of mortgage loans with an aggregate outstanding principal balance of $205,500,000 in connection with the sale of three office properties and a parking garage in Oakland, California, the prepayment of a $46,000,000 mortgage loan in connection with the sale of an office property in Washington, D.C., and the assumption of a $28,200,000 mortgage loan by the buyer of an office property in San Francisco, California, all of which were consummated in March 2019, and the legal defeasance of a mortgage loan with an outstanding principal balance of $39,500,000 in connection with the sale of an office property in Oakland, California, which was consummated in May 2019, partially offset by an increase in interest expense, including the impact of interest rate swaps, as a result of the higher average outstanding principal balance on our revolving credit facility during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, and due to income recognized during the first quarter of 2019 in connection with the termination of our then remaining interest rate swaps. The aforementioned reductions in our debt, as well as decreases in the LIBOR component of our interest rates, are expected to cause interest expense to decline materially during the remainder of 2020 as compared to the second, third and fourth quarters of 2019. However, the magnitude of any such decrease cannot be predicted as it will depend on a number of factors such as the amount and timing of future borrowings or repayments on our revolving credit facility, which had a total outstanding balance of $209,500,000 as of May 7, 2020, and the terms and amount of any new borrowings we may enter into.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $1,223,000 for the three months ended March 31, 2020, an increase of $106,000 compared to $1,117,000 for the three months ended March 31, 2019. The increase is primarily due to an increase in legal fees.
Transaction Costs: Transaction costs totaled $0 for the three months ended March 31, 2020 and $44,000 for the three months ended March 31, 2019.
Depreciation and Amortization Expense: Depreciation and amortization expense was $5,258,000 for the three months ended March 31, 2020, a decrease of $4,372,000 compared to $9,630,000 for the three months ended March 31, 2019. The decrease is primarily due to the sale of three office properties and a parking garage in Oakland, California that were held for sale starting in mid-January 2019 and sold in March 2019, the sale of an office property in Washington, D.C. that was held for sale starting in late January 2019 and sold in March 2019, the sale of an office property in Oakland, California that was held for sale in mid-March 2019 and sold in mid-May 2019, and the impairment of two office properties and one development site in

Washington, D.C., which decreased the carrying amounts of such properties and the depreciation thereon until such properties were held for sale in late June 2019 and sold in late July 2019. The aforementioned sales are expected to cause depreciation and amortization expense to decline materially during the remainder of 2020 as compared to the second, third and fourth quarters of 2019.
Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt was $0 for the three months ended March 31, 2020, compared to $25,071,000 for the three months ended March 31, 2019. In March 2019, we legally defeased mortgage loans with an aggregate outstanding principal balance of $205,500,000 in connection with the sale of three office properties and a parking garage in Oakland, California, we prepaid a $46,000,000 mortgage loan in connection with the sale of an office property in Washington, D.C., and a $28,200,000 mortgage loan was assumed by the buyer of an office property in San Francisco, California. Loss on early extinguishment of debt for the three months ended March 31, 2019 consists of the costs associated with the aforementioned legal defeasances, repayment, and assumption of mortgage loans, the write-off of unamortized deferred loan costs, and, with regards to the legal defeasances, the difference between the purchase price of the U.S. government securities and the outstanding principal balance of the mortgage loans that were legally defeased.
Impairment of Real Estate:  Impairment of real estate was $0 for the three months ended March 31, 2020 and $66,200,000 for the three months ended March 31, 2019. In connection with our negotiation of an agreement with an unrelated third-party for the sale of 100% fee-simple interests in two office properties and one development site in Washington, D.C., which sale was consummated in July 2019, we determined that the book value of such properties exceeded their estimated fair value and recognized an impairment charge of $66,200,000 during the three months ended March 31, 2019 under the held-and-used impairment model. Following our signing of the agreement for the sale of the aforementioned properties and our receipt of a non-refundable deposit in respect of their sale in June 2019, such properties were classified as held for sale as of June 30, 2019 and we recognized an additional impairment charge of $2,800,000 under the held-for-sale impairment model. Our determination of the fair value of such properties was based on negotiations with the third-party buyer and the contract sales price.
Gain on sale of real estate: Gain on sale of real estate was $0 for the three months ended March 31, 2020 and $377,581,000 for the three months ended March 31, 2019. We recognized a gain on sale of real estate of $289,779,000 in connection with the sale of three office properties and a parking garage in Oakland, California, $45,710,000 in connection with the sale of an office property in Washington, D.C., and $42,092,000 in connection with the sale of an office property in San Francisco, California, all of which were consummated in March 2019.
Provision for Income Taxes: Provision for income taxes was $(22,000) for the three months ended March 31, 2020 and $318,000 for the three months ended March 31, 2019.
Liquidity and Capital Resources
Liquidity Needs
We currently have substantial cash on hand, and may finance our future activities through one or more of the following methods: (i) offerings of shares of Common Stock, preferred stock, senior unsecured securities, and or other equity and debt securities; (ii) credit facilities and term loans; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (iv) the sale of existing assets; and or (v) cash flows from operations.
Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, or re-leasing of space of existing properties (including, without limitation, (i) development of an existing surface parking lot at 3601 S Congress Avenue into approximately 42,000 square feet of additional office space, which development is expected to cost approximately $15,300,000, of which $8,906,000 had been paid as of March 31, 2020, (ii) a repositioning of an existing office building at 4750 Wilshire Boulevard into vibrant, collaborative office space, which repositioning is expected to cost approximately $14,500,000, of which $1,557,000 had been paid as of March 31, 2020, provided, however, the vast majority of such repositioning has been temporarily suspended due to COVID-19, and (iii) renovations of the guest rooms, food and beverage amenities, public areas, meeting rooms and other amenities at the Sheraton Grand Hotel in Sacramento, California, which renovations are expected to cost approximately $26,300,000, of which $2,170,000 had been paid as of March 31, 2020, provided, however, the vast majority of such renovations have been temporarily suspended due to COVID-19), capital expenditures, refinancing of indebtedness, SBA 7(a) loan originations (including Paycheck Protection Program loans), paying distributions on our Preferred Stock or any other preferred stock we may issue, any future repurchase and or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock) and distributions on our Common Stock. We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through one or more of the methods described in the immediately preceding paragraph. However, our ability to use any of these methods are highly uncertain and cannot be predicted, and could be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and other risks detailed in Part II, Item 1A titled “Risk Factors”.
If we cannot obtain additional funding for our long-term liquidity needs, and depending on the impact of COVID-19 on the revenues and expenses of our operating segments, our assets may generate lower cash flows or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
Sources and Uses of Funds
Mortgages
In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. In 2017 and 2019, in connection with the sales of certain office properties, $294,900,000 in aggregate principal of these loans was defeased or assumed by the respective buyers in connection with the sale of the properties that were collateral for such loans.
Revolving Credit Facilities
In October 2018, CIM Commercial entered into a revolving credit facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $250,000,000, subject to a borrowing base calculation. The revolving credit facility is secured by deeds of trust on certain properties. Outstanding advances under the revolving credit facility bear interest at (i) the base rate plus 0.55% or (ii) LIBOR plus 1.55%. At March 31, 2020 and December 31, 2019, the variable interest rate was 2.41% and 3.29%, respectively. The revolving credit facility is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions. To enhance its liquidity position and maintain financial flexibility, the Company borrowed an additional $50,000,000 in April 2020. At May 7, 2020, March 31, 2020, and December 31, 2019, $209,500,000, $159,500,000 and $153,000,000, respectively, was outstanding under the revolving credit facility and approximately $14,900,000, $64,900,000, and $73,900,000, respectively, was available for future borrowings. The revolving credit facility contains customary covenants and is not subject to any financial covenants, but is subject to a borrowing base calculation that determines the amount we can borrow. We are currently in discussions with the administrative agent of the revolving credit facility to modify the calculation of the borrowing base. There can be no assurance that we will be able to successfully negotiate a modification. If we are unable to amend the borrowing base calculation, we may have to repay a portion of the outstanding principal balance of the revolving credit facility as early as the second or third quarter of 2020. We do not, however, expect any such repayment, if it were to occur, to have a material adverse effect on our operations.
At the beginning of May 2020, to further enhance its liquidity position and maintain financial flexibility, CIM Commercial entered into an unsecured revolving credit facility with a bank pursuant to which CIM Commercial can borrow up to a maximum of $10,000,000. Outstanding advances under the revolving credit facility bear interest at the rate of 1.00%. CIM Commercial also pays a revolving credit facility fee of 1.12% with each advance under the revolving credit facility, which fee is subject to a cap of $112,000 in the aggregate. The revolving credit facility matures in May 2022. The revolving credit facility contains customary covenants and is subject to a maximum leverage ratio and a minimum fixed charge coverage ratio, as well as certain other conditions. As of May 7, 2020, no amount has been drawn under this revolving credit facility.
During May 2020, the subsidiary of CIM Commercial that has been originating loans under the Paycheck Protection Program, as a SBA 7(a) lender, is expected to borrow funds from the Federal Reserve through The Paycheck Protection Program Liquidity Facility (“PPPLF”). Advances under the PPPLF will carry an interest rate of 0.35%, will be made on a dollar-for-dollar basis based on the amount of loans originated under the Paycheck Protection Program and will be secured by such loans. The PPPLF contains customary covenants but is not subject to any financial covenants. The maturity date of an extension of credit under the PPPLF will equal the maturity date of the loans pledged to secure the extension of credit, generally two years from origination. The maturity date of a PPPLF extension of credit will be accelerated if, among other things, the subsidiary of CIM Commercial has been reimbursed by the SBA for a loan forgiveness (to the extent of the forgiveness), has received payment from the SBA representing exercise of the loan guarantee or has received payment from the underlying borrower (to the extent of the payment received). No new extensions of credit will be made under PPPLF after September 30, 2020 unless the Federal Reserve Board and the United States Department of the Treasury determine to extend the PPPLF. We intend to seek advances under the PPPLF to finance all loans that we have made and will make under the Paycheck Protection Program. As of May 7, 2020, the aggregate amount of advances that we expect to seek under the PPPLF is expected to be in excess of $14,000,000.

Other Financing Activity
On May 30, 2018, we completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $38,200,000 of unguaranteed SBA 7(a) loan-backed notes. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of our collateralized SBA 7(a) loans, at issuance, we estimated the weighted average life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%. The outstanding balance of SBA 7(a) loan-backed notes on April 30, 2020, March 31, 2020, and December 31, 2019, was $17,217,000, $18,033,000 and $22,282,000, respectively.
Securities Offerings
We conducted a continuous public offering of Series A Preferred Units from October 2016 through January 2020, where each Series A Preferred Unit consisted of one share of Series A Preferred Stock and one Series A Preferred Warrant to purchase 0.25 of a share of Common Stock. Since February 2020, we have been conducting a continuous public offering of up to approximately $785,000,000 of our Series A Preferred Stock and Series D Preferred Stock. Since such time, our Series A Preferred Stock is no longer being issued as a unit with an accompanying Series A Preferred Warrant. Each share of Series A Preferred Stock and Series D Preferred Stock has a stated value of $25.00 per share, subject to adjustment. Holders of Series A Preferred Stock and Series D Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share at an annual rate of 5.5% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter) and 5.65% of the Series D Preferred Stock Stated Value (i.e., the equivalent of $0.35313 per share per quarter), respectively. As of March 31, 2020, we had issued 4,851,367 shares of Series A Preferred Stock, 4,603,287 Series A Preferred Warrants, and 5,980 shares of Series D Preferred Stock and received net proceeds of $110,981,000 ($110,222,000 of which was allocated to the Series A Preferred Stock, $614,000 of which was allocated to the Series A Preferred Warrants, and $145,000 of which was allocated to the Series D Preferred Stock) after commissions, fees, and allocated costs. As of March 31, 2020, there were 4,827,633 shares of Series A Preferred Stock, 4,603,287 Series A Preferred Warrants to purchase 1,194,159 shares of Common Stock, and 5,980 shares of Series D Preferred Stock outstanding. As of March 31, 2020, 23,734 and 0 shares of Series A Preferred Stock and Series D Preferred Stock, respectively, had been redeemed.
On November 21, 2017, we issued 8,080,740 shares of Series L Preferred Stock having an initial stated value of $28.37 per share, subject to adjustment. In November 2019, pursuant to a tender offer, we repurchased 2,693,580 shares of Series L Preferred Stock. Holders of Series L Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series L Preferred Stock at an annual rate of 5.5% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year). If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.0% per year, up to a maximum rate of 8.5% per annum. However, prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, the Company must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by our Board of Directors at the end of the prior fiscal year. On December 20, 2019, our Board of Directors announced an Initial Dividend on shares of our Common Stock for fiscal year 2020 in the aggregate amount of $4,380,644.70, of which $1,095,000 had been paid as of March 31, 2020.
On March 16, 2020, the Company established an ATM program through which it may, from time to time in its discretion, offer and sell shares of Common Stock having an aggregate offering price of up to $25,000,000 through an investment banking firm acting as the sales agent. Sales of Common Stock under the ATM program may be made directly on or through Nasdaq, among other methods. The Company intends to use the net proceeds from shares sold under the ATM program, if any, for general corporate purposes, acquisitions of shares of our preferred stock, whether through one or more tender offers, share repurchases or otherwise, and acquisitions consistent with our acquisition and asset management strategies. As of May 7, 2020, no sales of Common Stock have been made under the ATM program. The Company will determine whether to utilize the ATM program based on, among other things, its funding needs, the pace of its offering of Preferred Stock, the market price of its Common Stock, the costs of other funding alternatives and the return on potential acquisitions or redevelopments for which the proceeds of the offering may be used.
Available Borrowings and Cash Balances
We have typically financed our capital needs through offerings of shares of Preferred Stock, long-term secured mortgages, unsecured term loan facilities, unsecured or secured short-term credit facilities, and cash flows from operations. As of March 31, 2020 and December 31, 2019, we had total indebtedness of $307,899,000 and $307,421,000, respectively. As of May 7, 2020, March 31, 2020 and December 31, 2019, $209,500,000, $159,500,000 and $153,000,000, respectively, was outstanding under our revolving credit facility and approximately $14,900,000, $64,900,000 and $73,900,000, respectively, was available for future borrowings.
Cash Flow Analysis
Our cash and cash equivalents and restricted cash totaled $33,188,000 and $35,947,000 at March 31, 2020 and December 31, 2019, respectively. Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the ADR of our hotel, the collectability of rent and recoveries from our tenants, and loan related activity. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities totaled $5,983,000 for the three months ended March 31, 2020 compared to $14,393,000 for the three months ended March 31, 2019. The decrease was primarily due to a $10,941,000 decrease in net (loss) income adjusted for the gain on sale of real estate, depreciation and amortization expense, impairment of real estate, and loss on early extinguishment of debt, an increase of $6,330,000 in loans funded, a decrease of $1,766,000 in proceeds from the sale of guaranteed loans, partially offset by an increase of $9,469,000 resulting from a lower level of working capital used compared to the prior period, and an increase of $1,902,000 in principal collected on loans subject to secured borrowings.
Our cash flows from investing activities are primarily related to property acquisitions and sales, expenditures for development or repositioning of properties, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash used in investing activities for the three months ended March 31, 2020 was $5,244,000 compared to net cash provided by investing activities of $641,692,000 in the corresponding period in 2019. The decrease was primarily due to $652,891,000 of cash generated from the sale of real estate during the three months ended March 31, 2019, and a $2,110,000 increase in loans funded, partially offset by a decrease of $6,991,000 in cash used to fund additions to investments in real estate, and a $1,067,000 increase in principal collected on loans.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash used in financing activities for the three months ended March 31, 2020 was $3,498,000 compared to $422,687,000 in the corresponding period in 2019. We had net debt borrowings inclusive of secured borrowings and SBA 7(a) loan-backed notes of the lending business, of $237,000 for the three months ended March 31, 2020, compared with net debt payments of $179,383,000 for the three months ended March 31, 2019. Additionally, for the three months ended March 31, 2019, we had an outflow of $224,086,000 for investments in marketable securities in connection with the legal defeasance of certain mortgage loans and an outflow of $5,562,000 for prepayment penalties and other payments related to the early extinguishment of debt in connection with the 2019 Q1 Asset Sales. The source of funds used to pay dividends of $12,014,000 for the three months ended March 31, 2020, which include an annual Series L dividend of $8,406,000 paid in January 2020, and dividends of $20,409,000 for the three months ended March 31, 2019, which include an annual Series L dividend of $14,045,000 paid in January 2019, was, in both of the aforementioned periods, cash provided by operating activities and cash on hand at the beginning of the respective periods. Proceeds from the issuance of our Series A Preferred Stock, Series A Preferred Warrants and Series D Preferred Stock were $8,672,000 during the three months ended March 31, 2020 compared to $7,028,000 in the corresponding period in 2019, while cash used for the payment of deferred stock offering costs totaled $207,000 for the three months ended March 31, 2020, compared to $126,000 in the corresponding period in 2019.
Summarized Contractual Obligations, Commitments and Contingencies
During the three months ended March 31, 2020, there were no material changes outside the ordinary course of business to the contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
Off-Balance Sheet Arrangements
At March 31, 2020, we did not have any off-balance sheet arrangements.
Recently Issued Accounting Pronouncements
Our recently issued accounting pronouncements are described in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Cash dividends on our Series A Preferred Stock paid in respect of the three months ended March 31, 2020 consist of the following:

Declaration Date	Payment Date	Number of Shares	Cash Dividends
			(in thousands)
January 28, 2020	April 15, 2020	4,827,633	$547
January 28, 2020	March 16, 2020	4,684,453	$530
January 28, 2020	February 18, 2020	4,581,353	$516
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
Cash dividends on our Series D Preferred Stock paid in respect of the three months ended March 31, 2020 consist of the following:

Declaration Date	Payment Date	Number of Shares	Cash Dividends
			(in thousands)
March 2, 2020	April 15, 2020	5,980	$1
March 2, 2020	March 16, 2020	5,600	$—
On March 2, 2020, we declared a quarterly cash dividend of $0.353125 per share of our Series D Preferred Stock, or portion thereof for issuances during the period from April 1, 2020 to June 30, 2020. As a result, $0.117708 per share will be paid on May 15, 2020 to holders of record of Series D Preferred Stock at the close of business on May 5, 2020, $0.117708 per share will be paid on June 15, 2020 to holders of record of Series D Preferred Stock at the close of business on June 5, 2020, and $0.117708 per share will be paid on July 15, 2020 to holders of record of Series D Preferred Stock at the close of business on July 5, 2020.
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
We expect to pay dividends on the Series L Preferred Stock in arrears on an annual basis in accordance with the foregoing provisions, unless our results of operations, our general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.0% per year, up to a maximum rate of 8.5% per annum. However, prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, the Company must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by our Board of Directors at the end of the prior fiscal year. On December 20, 2019, our Board of Directors announced an Initial Dividend on shares of our Common Stock for fiscal year 2020 in the aggregate amount of $4,380,644.70, of which $1,095,000 had been paid as of March 31, 2020.
Accumulated cash dividends on our Series L Preferred Stock for the three months ended March 31, 2020 are included in the numerator for purposes of calculating basic and diluted net (loss) income attributable to common stockholders per share and consist of the following:

Accumulation Period
Start Date	End Date	Number of Shares	Dividends Accumulated
			(in thousands)
January 1, 2020	March 31, 2020	5,387,160	$2,101
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
Cash dividends per share of Common Stock declared during the three months ended March 31, 2020 consist of the following:

Declaration Date	Payment Date	Type	Cash Dividend Per Common Share
March 2, 2020	March 25, 2020	Regular Quarterly	$0.075
Item 3.
Quantitative and Qualitative Disclosures About Market Risk

The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using a rate of 2.75% and 3.67% at March 31, 2020 and December 31, 2019, respectively. Mortgages payable with book values of $96,933,000 and $96,926,000 as of March 31, 2020 and December 31, 2019, respectively, have fair values of approximately $104,937,000 and $99,764,000, respectively.
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. At March 31, 2020 and December 31, 2019 (excluding premiums, discounts, and deferred loan costs), $97,100,000 (or 31.1%) and $97,100,000 (or 31.2%) of our debt, respectively, was fixed rate mortgage loans, and $214,741,000 (or 68.9%) and $214,504,000 (or 68.8%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding at each of March 31, 2020 and December 31, 2019, a 12.5 basis point change in LIBOR would result in an annual impact to our earnings of approximately $268,000. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt.
Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of March 31, 2020, our Principal Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and include controls and procedures designed to ensure the information required to be disclosed by the Company in such reports is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors
Except for the risk factor set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019.
The recent outbreak of the novel coronavirus (COVID-19) is expected to adversely affect our business, financial condition, results of operations and cash flows.
The spread of COVID-19 in the United States and the resulting increase of restrictions on and cancellations of travel, meetings and social gatherings are expected to adversely impact the operations of our hotel in Sacramento, California. For the fourth quarter of 2019, the net operating income of our hotel constituted approximately 22% of our total segment net operating income. Based on current expectations, it is likely that the net operating income of our hotel will be negative for the second quarter, and possibly the third quarter of 2020. As a result, contributions by the hotel to our funds from operations during such period are expected to be significantly impacted.
Loans originated by us through March 31, 2020 under the SBA 7(a) Guaranteed Loan Program consist primarily of loans to borrowers in the limited service hospitality sector. Currently, our borrowers are experiencing significant cash flow deficits as the travel and leisure industry decline caused by COVID-19 has severely impacted limited service hospitality properties. We sell the portion of loans originated by us under the SBA 7(a) Program that is guaranteed by the SBA; however, during April 2020, the secondary market for the sale of such guaranteed portions declined, both as a result of significantly decreased demand for such loans in general and, specifically, for limited service hospitality loans. As a result, it is likely that we will have limited premium income during the second quarter of 2020. Additionally, we expect that prepayments of our SBA 7(a) Program loans will significantly decline in the second quarter of 2020. Further, we expect expenses associated with our SBA 7(a) Program to increase during the second quarter due to the roll-out of lending under the Paycheck Protection Program. Moreover, there is a possibility that, without action from Congress and or the SBA, SBA 7(a) Program funds will no longer be available to fund loans.
Additionally, the economic downturn caused by COVID-19 will adversely affect the operations of our office portfolio for the fiscal year ending December 31, 2020 to the extent of, among other things: (i) the inability of our tenants to pay rents, (ii) the deferral of rent payments by our tenants, (iii) tenants’ requests to modify terms of their leases in a way that will reduce the economic value of their leases, (iv) an increase in early lease terminations or a decrease in lease renewals and (v) our inability to re-lease vacant space in our office portfolio due to “shelter in place” or similar orders or a systemic shift in the demand for office space as a result of COVID-19.
COVID-19, or any future pandemic, could also have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

•	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;

•
reduced economic activity severely impacting our tenants' businesses, financial condition and liquidity or causing one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;

•
difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis or our tenants' ability to fund their business operations and meet their obligations to us;

•	any impairment in value of our tangible or intangible assets that could be recorded as a result of weaker economic conditions;

•	a general decline in business activity and demand for real estate transactions, which could adversely affect our ability or desire to grow our portfolio of properties; and

•	negative impacts to the credit quality of our tenants and any related increase in our allowance for doubtful accounts or actual collections.
The extent to which COVID-19 will impact the Company’s operations and those of its tenants and business partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of COVID-19, the actions taken to contain COVID-19 or mitigate its impact, and the direct and indirect economic effects of COVID-19 and the related containment measures. Management will continue to monitor the impact to the Company’s business, financial condition, results of operations, cash flow, and occupancy. Accordingly, the Company cannot predict the significance, extent or duration of any adverse impact of COVID-19 on its business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain its level of distributions on our Common Stock or Preferred Stock for the fiscal year ending December 31, 2020. Nevertheless, COVID-19 presents material uncertainty and risk with respect to the Company's financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth in the 2019 Annual Report should be interpreted as heightened risks as a result of the impact of COVID-19.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1
Second Amended and Restated Dealer Manager Agreement, dated as of January 28, 2020, by and among CIM Commercial Trust Corporation, CIM Service Provider, LLC and CCO Capital, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2020).

10.2
Equity Distribution Agreement, dated as of March 16, 2020, by and among CIM Commercial Trust Corporation, CIM Capital, LLC, CIM Service Provider, LLC and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2020).

10.3
Amendment No. 1, dated as of April 9, 2020, to Second Amended and Restated Dealer Manager Agreement, dated as of January 28, 2020, by and among CIM Commercial Trust Corporation, CIM Service Provider, LLC and CCO Capital, LLC (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 9, 2020).

*10.4	Amendment, dated as of May 11, 2020, to the Master Services Agreement, dated March 11, 2014, by and among PMC Commercial Trust, certain of its subsidiaries, and CIM Service Provider, LLC.
*31.1	Section 302 Officer Certification—Chief Executive Officer.
*31.2	Section 302 Officer Certification—Chief Financial Officer.
*32.1	Section 906 Officer Certification—Chief Executive Officer.
*32.2	Section 906 Officer Certification—Chief Financial Officer.
*101	Interactive data files pursuant to Rule 405 of Regulation S-T.
_______________________________________________________________________________
* Filed herewith.

Exhibit Index

Exhibit Number	Exhibit Description
10.1
Second Amended and Restated Dealer Manager Agreement, dated as of January 28, 2020, by and among CIM Commercial Trust Corporation, CIM Service Provider, LLC and CCO Capital, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2020).

10.2
Equity Distribution Agreement, dated as of March 16, 2020, by and among CIM Commercial Trust Corporation, CIM Capital, LLC, CIM Service Provider, LLC and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2020).

10.3
Amendment No. 1, dated as of April 9, 2020, to Second Amended and Restated Dealer Manager Agreement, dated as of January 28, 2020, by and among CIM Commercial Trust Corporation, CIM Service Provider, LLC and CCO Capital, LLC (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 9, 2020).

*10.4	Amendment, dated as of May 11, 2020, to the Master Services Agreement, dated March 11, 2014, by and among PMC Commercial Trust, certain of its subsidiaries, and CIM Service Provider, LLC.
*31.1	Section 302 Officer Certification—Chief Executive Officer.
*31.2	Section 302 Officer Certification—Chief Financial Officer.
*32.1	Section 906 Officer Certification—Chief Executive Officer.
*32.2	Section 906 Officer Certification—Chief Financial Officer.
*101	Interactive data files pursuant to Rule 405 of Regulation S-T.
_______________________________________________________________________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIM COMMERCIAL TRUST CORPORATION
Dated: May 11, 2020	By:	/s/ DAVID THOMPSON David Thompson Chief Executive Officer

Dated: May 11, 2020	By:	/s/ NATHAN D. DEBACKER Nathan D. DeBacker Chief Financial Officer