Form 10-Q
period 2020-06-30
CIM Commercial Trust Corp
filed 2020-08-10
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One):
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-13610
CIM COMMERCIAL TRUST CORPORATION
(Exact name of registrant as specified in its charter)

Maryland				75-6446078
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)
17950 Preston Road,	Suite 600,	Dallas,	Texas	75252
(Address of Principal Executive Offices)				(Zip Code)
(972)				349-3200
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, $0.001 Par Value	CMCT	Nasdaq Global Market
Common Stock, $0.001 Par Value	CMCT-L	Tel Aviv Stock Exchange
Series L Preferred Stock, $0.001 Par Value	CMCTP	Nasdaq Global Market
Series L Preferred Stock, $0.001 Par Value	CMCTP	Tel Aviv Stock Exchange
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 5, 2020, the Registrant had outstanding 14,827,410 shares of common stock, par value $0.001 per share.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

PART I
Financial Information

Item 1.
Financial Statements

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investments in real estate, net	$507,756	$508,707
Cash and cash equivalents	75,192	23,801
Restricted cash	10,960	12,146
Loans receivable, net	77,155	68,079
Accounts receivable, net	2,591	3,520
Deferred rent receivable and charges, net	36,140	34,857
Other intangible assets, net	6,509	7,260
Other assets	9,922	9,222
TOTAL ASSETS	$726,225	$667,592
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$371,666	$307,421
Accounts payable and accrued expenses	13,063	24,309
Intangible liabilities, net	880	1,282
Due to related parties	8,014	9,431
Other liabilities	8,453	10,113
Total liabilities	402,076	352,556
COMMITMENTS AND CONTINGENCIES (Note 15)
REDEEMABLE PREFERRED STOCK: Series A cumulative redeemable preferred stock, $0.001 par value; 36,000,000 shares authorized; 1,794,461 and 1,763,661 shares issued and outstanding, respectively, at June 30, 2020 and 1,630,821 and 1,630,421 shares issued and outstanding, respectively, at December 31, 2019; liquidation preference of $25.00 per share, subject to adjustment	39,756	36,841
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 36,000,000 shares authorized; 3,614,493 and 3,560,448 shares issued and outstanding, respectively, at June 30, 2020 and 2,853,555 and 2,837,094 shares issued and outstanding, respectively, at December 31, 2019; liquidation preference of $25.00 per share, subject to adjustment	88,660	70,633
Series D cumulative redeemable preferred stock, $0.001 par value; 32,000,000 shares authorized; 6,900 shares issued and outstanding at June 30, 2020 and no shares issued and outstanding at December 31, 2019; liquidation preference of $25.00 per share, subject to adjustment	173	—
Series L cumulative redeemable preferred stock, $0.001 par value; 9,000,000 shares authorized; 8,080,740 and 5,387,160 shares issued and outstanding, respectively, at June 30, 2020 and December 31, 2019; liquidation preference of $28.37 per share, subject to adjustment	152,834	152,834
Common stock, $0.001 par value; 900,000,000 shares authorized; 14,827,410 shares issued and outstanding at June 30, 2020 and 14,602,149 shares issued and outstanding at December 31, 2019.	15	15
Additional paid-in capital	795,795	794,825
Distributions in excess of earnings	(753,550)	(740,617)
Total stockholders' equity	283,927	277,690
Noncontrolling interests	466	505
Total equity	284,393	278,195
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$726,225	$667,592
     The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)
REVENUES:
Rental and other property income	$13,700	$22,419	$28,519	$56,000
Hotel income	869	9,549	8,628	19,353
Interest and other income	1,941	4,888	4,898	8,780
	16,510	36,856	42,045	84,133
EXPENSES:
Rental and other property operating	7,492	15,658	20,007	35,911
Asset management and other fees to related parties	2,376	3,195	5,021	7,797
Expense reimbursements to related parties—corporate	615	542	1,427	1,189
Expense reimbursements to related parties—lending segment	998	551	1,680	1,188
Interest	2,896	2,550	6,063	6,595
General and administrative	1,668	1,621	3,402	3,409
Transaction costs	—	216	—	260
Depreciation and amortization	5,197	7,185	10,455	16,815
Loss on early extinguishment of debt (Note 7)	—	4,911	—	29,982
Impairment of real estate (Note 3)	—	2,800	—	69,000
	21,242	39,229	48,055	172,146
Gain on sale of real estate (Note 3)	—	55,221	—	432,802
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(4,732)	52,848	(6,010)	344,789
Provision for income taxes	(691)	281	(713)	599
NET (LOSS) INCOME	(4,041)	52,567	(5,297)	344,190
Net (income) loss attributable to noncontrolling interests	(2)	(1)	(6)	173
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	(4,043)	52,566	(5,303)	344,363
Redeemable preferred stock dividends declared or accumulated (Note 10)	(3,990)	(4,302)	(9,346)	(8,464)
Redeemable preferred stock deemed dividends (Note 10)	(52)	—	(213)	—
Redeemable preferred stock redemptions (Note 10)	(56)	(4)	(66)	(8)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,141)	$48,260	$(14,928)	$335,891
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE: (1)
Basic	$(0.55)	$3.31	$(1.02)	$23.01
Diluted	$(0.55)	$3.20	$(1.02)	$22.08
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: (1)
Basic	14,782	14,597	14,690	14,598
Diluted	14,782	15,284	14,690	15,268

(1)All share and per share amounts have been adjusted to give retroactive effect to the one-for-three reverse stock split of our common stock effected on September 3, 2019.
   The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)
NET (LOSS) INCOME	$(4,041)	$52,567	$(5,297)	$344,190
Other comprehensive loss: cash flow hedges	—	—	—	(1,806)
COMPREHENSIVE (LOSS) INCOME	(4,041)	52,567	(5,297)	342,384
Comprehensive (income) loss attributable to noncontrolling interests	(2)	(1)	(6)	173
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(4,043)	$52,566	$(5,303)	$342,557
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts)

	Six Months Ended June 30, 2020
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

(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Continued)
(In thousands, except share and per share amounts)

	Six Months Ended June 30, 2020
	Common Stock		Preferred Stock
			Series A		Series D		Series L
	Shares	Par Value	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Distributions in Excess of Earnings	Non-controlling Interests	Total Equity
	(Unaudited)
Balances, March 31, 2020	14,602,149	$15	3,138,916	$78,160	5,980	$150	5,387,160	$152,834	$794,269	$(746,398)	$509	$279,539
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(45)	(45)
Stock-based compensation expense	21,912	—	—	—	—	—	—	—	56	—	—	56
Issuance of shares of Common Stock in exchange for asset management fees	203,349	—	—	—	—	—	—	—	2,359	—	—	2,359
Common dividends ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,112)	—	(1,112)
Issuance of Series D Preferred Stock	—	—	—	—	920	23	—	—	(1)	—	—	22
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	—	—	—	—	(3)	—	(3)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	—	—	—	—	(1,886)	—	(1,886)
Reclassification of Series A Preferred Stock to permanent equity	—	—	427,064	10,638	—	—	—	—	(899)	—	—	9,739
Redeemable Preferred Stock deemed dividends	—	—	—	—	—	—	—	—	—	(52)	—	(52)
Redemption of Series A Preferred Stock	—	—	(5,532)	(138)	—	—	—	—	11	(56)	—	(183)
Net (loss) income	—	—	—	—	—	—	—	—	—	(4,043)	2	(4,041)
Balances, June 30, 2020	14,827,410	$15	3,560,448	$88,660	6,900	$173	5,387,160	$152,834	$795,795	$(753,550)	$466	$284,393

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

(1)All share and per share amounts have been adjusted to give retroactive effect to the one-for-three reverse stock split of our common stock effected on September 3, 2019.
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,297)	$344,190
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent and amortization of intangible assets, liabilities and lease inducements	(1,341)	(999)
Depreciation and amortization	10,455	16,815
Reclassification from AOCI to interest expense	—	(1,806)
Reclassification from other assets to interest expense for swap termination	—	1,421
Change in fair value of swaps	—	209
Gain on sale of real estate	—	(432,802)
Impairment of real estate	—	69,000
Loss on early extinguishment of debt	—	29,982
Amortization of deferred loan costs	548	590
Amortization of premiums and discounts on debt	(51)	(10)
Unrealized premium adjustment	518	1,007
Amortization and accretion on loans receivable, net	(261)	(247)
Bad debt expense (recovery)	302	(63)
Deferred income taxes	(867)	(9)
Stock-based compensation	112	82
Loans funded, held for sale to secondary market	(9,303)	(13,892)
Proceeds from sale of guaranteed loans	10,902	23,826
Principal collected on loans subject to secured borrowings	2,613	461
Other operating activity	(407)	(386)
Changes in operating assets and liabilities:
Accounts receivable and interest receivable	586	817
Other assets	578	774
Accounts payable and accrued expenses	(2,902)	(2,208)
Deferred leasing costs	(332)	(934)
Other liabilities	(1,554)	(7,142)
Due to related parties	942	(3,739)
Net cash provided by operating activities	5,241	24,937
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(9,545)	(16,103)
Proceeds from sale of real estate, net	—	765,116
Loans funded	(18,567)	(4,631)
Principal collected on loans	4,710	4,254
Other investing activity	59	319
Net cash (used in) provided by investing activities	(23,343)	748,955
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of unsecured revolving lines of credit, revolving credit facility and or term note	(5,000)	(130,000)
Proceeds from unsecured revolving lines of credit, revolving credit facility and or term note	61,500	—
Payment of mortgages payable	—	(46,000)
Investments in marketable securities in connection with the legal defeasance of mortgages payable	—	(268,194)

(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Six Months Ended June 30,
	2020	2019
	(Unaudited)
Prepayment penalties and other payments for early extinguishment of debt	—	(5,660)
Payment of principal on SBA 7(a) loan-backed notes	(5,370)	(6,397)
Borrowed funds from the Federal Reserve through the Paycheck Protection Program Liquidity Facility	15,466	—
Payment of principal on secured borrowings	(2,613)	(461)
Payment of deferred preferred stock offering costs	(501)	(336)
Payment of deferred loan costs	(70)	(34)
Payment of other deferred costs	(133)	(195)
Payment of common dividends	(2,207)	(10,950)
Net proceeds from issuance of Series A Preferred Warrants	29	40
Net proceeds from issuance of Series A Preferred Stock	21,296	17,481
Net proceeds from issuance of Series D Preferred Stock	170	—
Payment of preferred stock dividends	(12,589)	(15,945)
Redemption of Series A Preferred Stock	(1,626)	(153)
Noncontrolling interests' distributions	(45)	(47)
Net cash provided by (used in) financing activities	68,307	(466,851)
Change in cash balances included in assets held for sale	—	(1,295)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	50,205	305,746
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	35,947	77,171
End of period	$86,152	$382,917
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$75,192	$372,093
Restricted cash	10,960	10,824
Total cash and cash equivalents and restricted cash	$86,152	$382,917
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$5,567	$8,499
Federal income taxes paid	$100	$700
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additions to investments in real estate included in accounts payable and accrued expenses	$3,761	$1,292
Additions to deferred costs included in accounts payable and accrued expenses	$292	$79
Additions to preferred stock offering costs included in accounts payable and accrued expenses	$616	$355
Accrual of dividends payable to preferred stockholders	$2,428	$1,150
Preferred stock offering costs offset against redeemable preferred stock in temporary equity	$303	$122
Preferred stock offering costs offset against redeemable preferred stock in permanent equity	$2	$—
Reclassification of Series A Preferred Stock from temporary equity to permanent equity	$16,687	$19,715
Additions to deferred loan costs included in accounts payable and accrued expenses	$165	$—
Reclassification of loans receivable, net to real estate owned	$174	$243
Establishment of right-of use asset and lease liability	$—	$362
Marketable securities transferred in connection with the legal defeasance of mortgages payable	$—	$268,194
Mortgage notes payable legally defeased	$—	$245,000
Mortgage note assumed in connection with our sale of real estate	$—	$28,200
Redeemable preferred stock deemed dividends	$213	$—
Redeemable Series A Preferred Stock fees included in accounts payable and accrued expenses	$247	$—
Redeemable Series D Preferred Stock fees included in accounts payable and accrued expenses	$2	$—
Issuance of shares of Common Stock for asset management fees	$2,359	$—
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

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
Interim Financial Information—The accompanying interim consolidated financial statements of CIM Commercial have been prepared by our management in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 given, among other things, the uncertain impact of the novel coronavirus (“COVID-19”) on our operations during the remainder of the year. Our accompanying interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 16, 2020.
Principles of Consolidation—The consolidated financial statements include the accounts of CIM Commercial and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

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
Investments in real estate are evaluated for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two of the impairment testing under GAAP is based on either the income approach, with market discount rate, terminal capitalization rate and rental rate assumptions being most critical to such analysis, or on the sales comparison approach to similar properties. Assets held for sale are reported at the lower of the asset's carrying amount or fair value, less costs to sell. For the three and six months ended June 30, 2020, we recognized no impairment of long-lived assets. For the three and six months ended June 30, 2019, we recognized impairment of long-lived assets of $2,800,000 and $69,000,000, respectively (Note 3).
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

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
For the three and six months ended June 30, 2020 and 2019, we recognized rental income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Rental and other property income
Fixed lease payments (1)	$12,567	$20,640	$25,912	$51,536
Variable lease payments (2)	1,133	1,779	2,607	4,464
Rental and other property income	$13,700	$22,419	$28,519	$56,000

(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above-market leases, below-market leases and lease incentives.
(2)Variable lease payments include expense reimbursements billed to tenants and percentage rent, net of bad debt expense from our operating leases.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

Revenue from hotel activities
Hotel revenue is recognized upon establishment of a contract with a customer. At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. Various performance obligations of hotel revenues can be categorized as follows:
•cancellable and noncancelable room revenues from reservations and
•ancillary services including facility usage and food or beverage.
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
We recognized hotel income of $869,000 and $9,549,000 for the three months ended June 30, 2020 and 2019, respectively, and $8,628,000 and $19,353,000 for the six months ended June 30, 2020 and 2019, respectively. Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 18:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Hotel properties
Hotel income	$869	$9,549	$8,628	$19,353
Rental and other property income	227	736	689	1,472
Interest and other income	18	45	50	94
Hotel revenues	$1,114	$10,330	$9,367	$20,919
Tenant recoveries outside of the lease agreements
Tenant recoveries outside of the lease agreements are related to construction projects in which our tenants have agreed to fully reimburse us for all costs related to construction. These services include architectural, permit expediter and construction services. At inception of the contract with the customer, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate. While these individual services are distinct, in the context of the arrangement with the customer, all of these services are bundled together and represent a single package of construction services requested by the customer. The Company satisfies its performance obligation and recognizes revenues associated with these services over time as the construction is completed. Amounts recognized for tenant recoveries outside of the lease agreements were $0 for each of the three months ended June 30, 2020 and 2019, and $0 and $205,000 for the six months ended June 30, 2020 and 2019, respectively, which are included in interest and other income on the consolidated statements of operations. As of June 30, 2020, there were no remaining performance obligations associated with tenant recoveries outside of the lease agreements.
Loans Receivable—Our loans receivable are carried at their unamortized principal balance less unamortized acquisition discounts and premiums, deferred originations fees, retained loan discounts and loan loss reserves. All loans were originated pursuant to programs sponsored by the Small Business Administration (the “SBA”). The programs consist of loans

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

originated under the SBA 7(a) Small Business Loan Program and, commencing with the quarter ended June 30, 2020, the Paycheck Protection Program.
Pursuant to the SBA 7(a) Small Business Loan Program, we sell the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by us is valued on a fair value basis and a discount (the "Retained Loan Discount") is recorded as a reduction in basis of the retained portion of the loan. Unamortized retained loan discounts were $7,328,000 and $7,622,000 as of June 30, 2020 and December 31, 2019, respectively.
At the Acquisition Date, the carrying value of our loans was adjusted to estimated fair market value and acquisition discounts of $33,907,000 were recorded, which are being accreted to interest and other income using the effective interest method. We sold substantially all of our commercial mortgage loans with unamortized acquisition discounts of $15,951,000 to an unrelated third-party in December 2015. Acquisition discounts of $565,000 and $624,000 remained as of June 30, 2020 and December 31, 2019, respectively.
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
On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves significant judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers' business models and future operations in accordance with Accounting Standards Codification ("ASC") 450-20, Contingencies—Loss Contingencies, and ASC 310-10, Receivables. For the three and six months ended June 30, 2020, we recorded an impairment of $36,000 and a recovery of $16,000, respectively, on our loans receivable. For the three and six months ended June 30, 2019, we recorded an impairment of $1,000 and a recovery of $56,000, respectively, on our loans receivable. There were no material loans receivable subject to credit risk which were considered to be impaired at June 30, 2020 or 2019. We also establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, we establish the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.
        Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred leasing costs, deferred offering costs (Note 10) and other deferred costs. Deferred rent receivable is $21,118,000 and $19,988,000 at June 30, 2020 and December 31, 2019, respectively. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight-line basis over the terms of the related leases. Gross deferred leasing costs of $16,536,000 and $16,881,000 are presented on the consolidated balance sheet net of accumulated amortization of $7,878,000 and $7,438,000 at June 30, 2020 and December 31, 2019, respectively. Deferred offering costs represent direct costs incurred in connection with our offerings of Series A Preferred Units, as described in Note 10, and, after January 2020, Series A Preferred Stock (as defined in Note 10) and Series D Preferred Stock (as defined in Note 10), excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other offering fees and expenses. Generally, for a specific issuance of securities, issuance-specific offering costs are recorded as a reduction of proceeds raised on the issuance date and offering costs incurred but not directly related to a specifically identifiable closing of a security are deferred. Deferred offering costs are first allocated to each issuance of a security on a pro-rata basis equal to the ratio of the number of securities issued in a given issuance to the maximum number of securities that are expected to be issued in the related offering. In the case of the Series A Preferred Units, which were issued prior to February 2020, the issuance-specific offering costs and the deferred offering costs allocated to such issuance were further allocated to the Series A Preferred Stock and Series A Preferred Warrants (as defined in Note 10) issued in such issuance based on the relative fair value of the instruments on the date of issuance. The deferred offering costs allocated to the Series A Preferred Stock are reductions to temporary equity, while the deferred offering costs allocated to Series A Preferred Warrants and Series D Preferred Stock are reductions to permanent equity. Deferred offering costs of $5,823,000 and

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

$5,275,000 related to our offering of Series A Preferred Stock, Series A Preferred Warrants and Series D Preferred Stock are included in deferred rent receivable and charges at June 30, 2020 and December 31, 2019, respectively. Other deferred costs are $541,000 and $151,000 at June 30, 2020 and December 31, 2019, respectively.
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
Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation. To comply with the current year presentation, we reclassified $1,572,000 and $272,000, related to certain funds at our hotel property, from cash to other assets as of June 30, 2019 and December 31, 2018, respectively, which resulted in a $1,300,000 decrease in cash provided by operating activities for the six months ended June 30, 2019. Furthermore, we reclassified $542,000 and $1,189,000 from asset management and other fees to related parties to expense reimbursements to

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

related parties—corporate for the three and six months ended June 30, 2019, respectively, and $551,000 and $1,188,000 from asset management and other fees to related parties to expense reimbursements to related parties—lending segment for the three and six months ended June 30, 2019, respectively.
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
Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We base such estimates on historical experience, information available at the time, and assumptions we believe to be reasonable under the circumstances and at such time, including the impact of extraordinary events such as COVID-19. Actual results could differ from those estimates.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

On April 10, 2020, the FASB issued a question-and-answer document (the “Q&A”) to address stakeholder questions on the application of the lease accounting guidance for lease concessions related to the effects of COVID-19. The lease modification guidance in Topic 842, Leases, (or Topic 840, Leases) would require the Company to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was made pursuant to the enforceable rights and obligations of the existing lease agreement (precluded from applying the lease modification accounting framework). However, the Q&A provides that the Company may bypass the lease by lease analysis if certain criteria are met, and instead elect to either consistently apply, or consistently not apply, the lease modification framework to groups of leases with similar characteristics and similar circumstances. As described below, the Company has elected not to apply the lease modification guidance to concessions related to the effects of COVID-19 that do not result in a substantial increase in our rights as lessor, including concessions that result in the total payments required by the modified lease being substantially the same as or less than the total payments required by the original lease.
During the three months ended June 30, 2020, the Company provided rental concessions to certain tenants in response to the impact of COVID-19. The Company’s rental concessions during the three months ended June 30, 2020 primarily provided for a deferral of rental payments or the application of security deposits to rental payments and replenishment of such security deposits with no substantive changes to the consideration provided for in the original lease. Such changes affected the timing, but not the amount, of the rental payments. In accordance with the above, the Company is accounting for these deferrals as if no changes were made to the leases. The Q&A had no material impact on the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2020, however, its future impact on the Company is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such concessions. Refer to Note 19 for a discussion regarding our lease concessions granted in connection with COVID-19.

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
2020 Transactions—There were no acquisitions or dispositions during the six months ended June 30, 2020.
2019 Transactions—There were no acquisitions during the six months ended June 30, 2019.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

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

(1)The "March Oakland Properties" consist of 1901 Harrison Street, 2100 Franklin Street, 2101 Webster Street, and 2353 Webster Street Parking Garage.
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

(1)Debt, net is presented net of deferred loan costs of $1,704,000 and accumulated amortization of $576,000.
(2)A mortgage loan with an outstanding principal balance of $28,200,000 was assumed by the buyer in connection with the sale of our property in San Francisco, California. A mortgage loan with an outstanding principal balance of $46,000,000 was prepaid in connection with the sale in March 2019 of our property in Washington, D.C. that was collateral for the loan. Mortgage loans with an aggregate outstanding principal balance of $205,500,000 were legally defeased in connection with the sale of the March Oakland Properties that were collateral for the loans. A mortgage loan with an outstanding principal balance of $39,500,000 was legally defeased in connection with the sale in May 2019 of our property in Oakland, California that was collateral for the loan.
        In connection with our negotiation of an agreement with an unrelated third-party for the sale of 100% fee-simple interests in two office properties and one development site located in Washington, D.C., which sale was consummated in July 2019, we determined the book value of such properties exceeded their estimated fair value and recognized an impairment charge of $66,200,000 during the three months ended March 31, 2019 under the held-and-used impairment model. Following our signing of the agreement for the sale of the aforementioned properties and our receipt of a non-refundable deposit in respect of their sale in June 2019, such properties were classified as held for sale as of June 30, 2019 and we recognized an additional

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

impairment charge of $2,800,000 under the held-for-sale impairment model. As such, impairment charges of $2,800,000 and $69,000,000 were recognized during the three and six months ended June 30, 2019, respectively. Our determination of the fair values of these properties was based on negotiations with the third-party buyer and the contract sales price.

4. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Land	$134,421	$134,421
Land improvements	2,713	2,713
Buildings and improvements	448,832	438,349
Furniture, fixtures, and equipment	4,764	4,628
Tenant improvements	35,299	35,667
Work in progress	9,091	13,484
Investments in real estate	635,120	629,262
Accumulated depreciation	(127,364)	(120,555)
Net investments in real estate	$507,756	$508,707
We recorded depreciation expense of $4,337,000 and $5,815,000 for the three months ended June 30, 2020 and 2019, respectively, and $8,594,000 and $13,752,000 for the six months ended June 30, 2020 and 2019, respectively.

5. LOANS RECEIVABLE
Loans receivable consist of the following:

	June 30, 2020	December 31, 2019
	(in thousands)

SBA 7(a) loans receivable, subject to credit risk	$27,207	$27,290
SBA 7(a) loans receivable, subject to loan-backed notes	24,491	27,598
SBA 7(a) loans receivable, paycheck protection program	15,466	—
SBA 7(a) loans receivable, subject to secured borrowings	9,941	12,644
Loans receivable	77,105	67,532
Deferred capitalized costs	497	1,145
Loan loss reserves	(447)	(598)
Loans receivable, net	$77,155	$68,079
SBA 7(a) Loans Receivable, Subject to Credit Risk—Represents the unguaranteed portions of loans originated under the SBA 7(a) Small Business Loan Program which were retained by the Company and the government guaranteed portions of such loans that have not yet been fully funded or sold.
SBA 7(a) Loans Receivable, Subject to Loan-Backed Notes—Represents the unguaranteed portions of loans originated under the SBA 7(a) Small Business Loan Program which were transferred to a trust and are held as collateral in connection with a securitization transaction. The proceeds received from the transfer are reflected as loan-backed notes payable (Note 7). These loans are subject to credit risk.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

SBA 7(a) Loans Receivable, Paycheck Protection Program—Enacted in March 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") implemented the Paycheck Protection Program, a new SBA 7(a) loan program that provides small businesses with uncollateralized and unguaranteed loans at an interest rate of 1.00%, with repayment deferred for a period of six months following origination. The loans will be fully forgiven, subject to certain limitations, when used by the borrower for payroll costs, interest on mortgages, rent, and utilities. For those loans that are forgiven, the SBA will remit 100% of the remaining outstanding principal plus accrued interest to us. For those loans whose borrowers do not meet the criteria required for forgiveness, repayment obligations commence after the applicable deferment period in equal installments over the remaining term to maturity. A substantial portion of the loans that we originated under the Paycheck Protection Program have a two-year term and deferment period of six months; however, loans approved by the SBA after June 5, 2020, have a five-year term and deferment period of 16 months. The loans are fully guaranteed by the SBA provided that originating lenders follow the requirements set forth in the Paycheck Protection Program. Accordingly, there is no credit risk associated with these loans since the SBA has guaranteed payment of the principal and interest. Neither the government nor lenders charged borrowers any fees in connection with the Paycheck Protection Program loans; however, the SBA paid lenders a fee upon funding loans under the Paycheck Protection Program.
As a SBA 7(a) licensee, we are an authorized lender under the Paycheck Protection Program and have originated $15,466,000 of loans under the program as of June 30, 2020. We expect a significant portion of these loans will be forgiven and repaid, either in part or in full, by the SBA, including both principal and accrued interest.
SBA 7(a) Loans Receivable, Subject to Secured Borrowings—Represents the government guaranteed portions of loans originated under the SBA 7(a) Small Business Loan Program which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans. There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.
At June 30, 2020 and December 31, 2019, 99.9% and 99.6%, respectively, of our loans subject to credit risk were current. We classify loans with negative characteristics in substandard categories ranging from special mention to doubtful. At June 30, 2020 and December 31, 2019, $185,000 and $1,362,000, respectively, of loans subject to credit risk were classified in substandard categories.
At each of June 30, 2020 and December 31, 2019, our loans subject to credit risk were 98.7% concentrated in the hospitality industry.
        Section 1112 of the CARES Act (“Section 1112”) provides for six months of subsidy loan payments to be made on all loans originated under the SBA 7(a) Small Business Loan Program in ‘regular’ servicing. Borrowers’ scheduled payments of principal and interest will be made by the SBA and these payments do not have to be repaid by the borrower. The overwhelming majority of borrowers under our SBA 7(a) Small Business Loan Program qualify for relief under Section 1112. The relief also applies to any new borrowers for covered loans made through September 27, 2020. As a result of the relief provided by Section 1112, we do not expect delinquencies to be material in the aggregate for loans serviced under our SBA 7(a) Small Business Loan Program through September 2020.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

6. OTHER INTANGIBLE ASSETS
A schedule of our intangible assets and liabilities and related accumulated amortization and accretion as of June 30, 2020 and December 31, 2019 is as follows:

	Assets			Liabilities
June 30, 2020	Acquired Above-Market Leases	Acquired In-Place Leases	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$37	$12,135	$2,957	$(2,368)
Accumulated amortization	(12)	(8,608)	—	1,488
	$25	$3,527	$2,957	$(880)
Average useful life (in years)	7	9	Indefinite	4

	Assets			Liabilities
December 31, 2019	Acquired Above-Market Leases	Acquired In-Place Leases	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$74	$13,653	$2,957	$(3,521)
Accumulated amortization	(42)	(9,382)	—	2,239
	$32	$4,271	$2,957	$(1,282)
Average useful life (in years)	5	8	Indefinite	4
The amortization of the acquired above-market leases, which decreased rental and other property income, was $1,000 and $21,000 for the three months ended June 30, 2020 and 2019, respectively, and $7,000 and $42,000 for the six months ended June 30, 2020 and 2019, respectively. The amortization of the acquired in-place leases included in depreciation and amortization expense was $303,000 and $540,000 for the three months ended June 30, 2020 and 2019, respectively, and $744,000 and $1,141,000 for the six months ended June 30, 2020 and 2019, respectively. The amortization of the acquired below-market leases included in rental and other property income was $148,000 and $421,000 for the three months ended June 30, 2020 and 2019, respectively, and $402,000 and $934,000 for the six months ended June 30, 2020 and 2019, respectively.
A schedule of future amortization and accretion of acquisition related intangible assets and liabilities as of June 30, 2020, is as follows:

	Assets		Liabilities
Years Ending December 31,	Acquired Above-Market Leases	Acquired In-Place Leases	Acquired Below-Market Leases
	(in thousands)
2020 (Six months ending December 31, 2020)	$2	$605	$(299)
2021	5	899	(347)
2022	5	663	(234)
2023	6	375	—
2024	6	375	—
Thereafter	1	610	—
	$25	$3,527	$(880)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

7. DEBT
Information on our debt is as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Mortgage loan with a fixed interest rate of 4.14% per annum, with monthly payments of interest only, and a balance of $97,100,000 due on July 1, 2026. The loan is nonrecourse.	$97,100	$97,100
Deferred loan costs related to mortgage loans	(161)	(174)
Total Mortgage Payable	96,939	96,926
Secured borrowing principal on SBA 7(a) loans sold for a premium and excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 3.88% and 5.68% at June 30, 2020 and December 31, 2019, respectively.	6,727	7,845
Secured borrowing principal on SBA 7(a) loans sold for excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 1.57% and 3.32% at June 30, 2020 and December 31, 2019, respectively.	2,812	4,307
	9,539	12,152
Unamortized premiums	534	629
Total Secured Borrowings—Government Guaranteed Loans	10,073	12,781
2018 revolving credit facility	209,500	153,000
2020 unsecured revolving credit facility	—	—
Junior subordinated notes with a variable interest rate which resets quarterly based on the three-month LIBOR plus 3.25%, with quarterly interest only payments. Balance due at maturity on March 30, 2035.	27,070	27,070
SBA 7(a) loan-backed notes with a variable interest rate which resets monthly based on the lesser of the one-month LIBOR plus 1.40% or the prime rate less 1.08%, with payments of interest and principal due monthly. Balance due at maturity in March 20, 2043.	16,912	22,282
Borrowed funds from the Federal Reserve through the Paycheck Protection Program Liquidity Facility with a fixed interest rate of 0.35%.	15,466	—
	268,948	202,352
Deferred loan costs related to other debt	(2,567)	(2,867)
Discount on junior subordinated notes	(1,727)	(1,771)
Total Other Debt	264,654	197,714
Total Debt	$371,666	$307,421
Our mortgage payable is secured by a deed of trust on the property and assignment of rents. The junior subordinated notes may be redeemed at par at our option.
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
Deferred loan costs, which represent legal and third-party fees incurred in connection with our borrowing activities, are capitalized and amortized to interest expense on a straight-line basis over the life of the related loan, approximating the effective interest method. Deferred loan costs of $4,770,000 and $4,535,000 are presented net of accumulated amortization of $2,042,000 and $1,494,000 at June 30, 2020 and December 31, 2019, respectively, and are a reduction to total debt.
        In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. A portion of the net proceeds from the loans was used to repay outstanding balances under our previous unsecured credit facility

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

and the remaining portion was used to repurchase shares of our Common Stock in a private repurchase in September 2016. On September 21, 2017, in connection with the sale of an office property in Los Angeles, California, one mortgage loan with an outstanding principal balance of $21,700,000, collateralized by such property, was assumed by the buyer. On March 1, 2019, additional mortgage loans with an aggregate outstanding principal balance of $205,500,000 at such time, were legally defeased in connection with the sale of the related properties. The cash outlay required for this defeasance in the net amount of $224,086,000 was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loans from the effective date of this defeasance through the date on which we could repay the loans at par. As a result of this defeasance, we recognized a loss on early extinguishment of debt of $0 and $19,290,000 for the three and six months ended June 30, 2019, respectively, which represented the sum of the difference between the purchase price of U.S. government securities of $224,086,000 and the aggregate outstanding principal balance of the mortgage loans of $205,500,000, the write-off of deferred loan costs of $637,000 and related accumulated amortization of $170,000, and transaction costs of $237,000. On March 14, 2019, in connection with the sale of an office property in San Francisco, California, one mortgage loan with an outstanding principal balance of $28,200,000 at such time was assumed by the buyer. As a result of this assumption, we recognized a loss on early extinguishment of debt of $0 and $178,000 for the three and six months ended June 30, 2019, respectively, which represented the write-off of deferred loan costs of $243,000 and related accumulated amortization of $65,000. On May 16, 2019, one mortgage loan with an outstanding principal balance of $39,500,000 at such time, was legally defeased in connection with the sale of the related property. The cash outlay required for this defeasance in the net amount of $44,108,000 was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loan from the effective date of this defeasance through the date on which we could repay the loan at par. As a result of this defeasance, we recognized a loss on early extinguishment of debt of $4,911,000 for each of the three and six months ended June 30, 2019, which represented the sum of the difference between the purchase price of U.S. government securities of $44,108,000 and the outstanding principal balance of the mortgage loan of $39,500,000, the write-off of deferred loan costs of $287,000 and related accumulated amortization of $82,000, and transaction costs of $98,000.
        On March 1, 2019, in connection with the sale of an office property in Washington, D.C., we prepaid the related mortgage loan with an outstanding principal balance of $46,000,000 at such time, using proceeds from the sale. As a result, we recognized a loss on early extinguishment of debt of $0 and $5,603,000 for the three and six months ended June 30, 2019, respectively, which represented a prepayment penalty of $5,325,000 and the write-off of deferred loan costs of $537,000 and related accumulated amortization of $259,000.
On May 30, 2018, we completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $38,200,000 of unguaranteed SBA 7(a) loan-backed notes. The securitization uses a trust formed for the benefit of the note holders (the "Trust") which is considered a variable interest entity ("VIE"). Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 810, Consolidation, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. The SBA 7(a) loan-backed notes are collateralized solely by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of our collateralized SBA 7(a) loans, at issuance, we estimated the weighted average life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%. We reflect the SBA 7(a) loans receivable as assets on our consolidated balance sheets and the SBA 7(a) loan-backed notes as debt on our consolidated balance sheets. The restricted cash on our consolidated balance sheets as of June 30, 2020 and December 31, 2019 included $2,330,000 and $3,306,000, respectively, of funds related to our SBA 7(a) loan-backed notes.
        In October 2018, CIM Commercial entered into a revolving credit facility with a bank syndicate (the “2018 revolving credit facility”) pursuant to which CIM Commercial can borrow up to a maximum of $250,000,000, subject to a borrowing base calculation. The 2018 revolving credit facility is secured by deeds of trust on certain properties. Outstanding advances under the 2018 revolving credit facility bear interest at (i) the base rate plus 0.55% or (ii) LIBOR plus 1.55%. At June 30, 2020 and December 31, 2019, the variable interest rate was 1.80% and 3.29%, respectively. The interest rate on the first $120,000,000 of one-month LIBOR indexed variable rate borrowings on our 2018 revolving credit facility was effectively converted to a fixed rate of 3.11% through interest rate swaps until such swaps were terminated on March 11, 2019. The 2018 revolving credit facility is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The 2018 revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions. On October 30, 2018, we borrowed $170,000,000 on this facility to repay outstanding borrowings on our unsecured term loan facility. On December 28, 2018, we repaid $40,000,000 of outstanding borrowings on our 2018 revolving credit facility and we terminated one interest rate swap with a notional value of $50,000,000 (Note 12). On February 28, 2019

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

and March 11, 2019, we repaid $10,000,000 and $120,000,000, respectively, of outstanding borrowings on our 2018 revolving credit facility using cash on hand and net proceeds from sales of assets in the first quarter of 2019 (Note 3), and, in connection with the March 11, 2019 repayment, we terminated our two remaining interest rate swaps, which had an aggregate notional value of $120,000,000 (Note 12). At June 30, 2020 and December 31, 2019, $209,500,000 and $153,000,000, respectively, was outstanding under the 2018 revolving credit facility, and approximately $0 and $73,900,000, respectively, was available for future borrowings. The 2018 revolving credit facility contains customary covenants and is not subject to any financial covenants, but is subject to a borrowing base calculation that determines the amount we can borrow. We are in discussions with the administrative agent of the 2018 revolving credit facility to modify the calculation of the borrowing base to mitigate the effect that COVID-19 has on our ability to borrow under our 2018 revolving credit facility. While the terms of the amendment have not been finalized, we expect to repay a portion of the outstanding principal balance of the 2018 revolving credit facility and to agree to a higher rate of interest for the duration of the modification period (approximately one year). There can be no assurance that we will be able to successfully negotiate a modification. If we are unable to amend the borrowing base calculation, we will have to repay a portion of the outstanding principal balance of the 2018 revolving credit facility upon demand. We do not, however, expect any such repayment, if it were to occur, to have a material adverse effect on our financial position or results of operations.
        At the beginning of May 2020, to further enhance its liquidity position and maintain financial flexibility, CIM Commercial entered into an unsecured revolving credit facility with a bank (the “2020 unsecured revolving credit facility”) pursuant to which CIM Commercial can borrow up to a maximum of $10,000,000. Outstanding advances under the 2020 unsecured revolving credit facility bear interest at the rate of 1.00%. CIM Commercial also pays a revolving credit facility fee of 1.12% with each advance under the 2020 unsecured revolving credit facility, which fee is subject to a cap of $112,000 in the aggregate. The 2020 unsecured revolving credit facility matures in May 2022. The 2020 unsecured revolving credit facility contains certain customary covenants including a maximum leverage ratio and a minimum fixed charge coverage ratio, as well as certain other conditions. At June 30, 2020 $0 was outstanding under the 2020 unsecured revolving credit facility and $10,000,000 was available for future borrowings.
In June 2020, we borrowed funds from the Federal Reserve through the Paycheck Protection Program Liquidity Facility (the “PPPLF”). Advances under the PPPLF carry an interest rate of 0.35%, are made on a dollar-for-dollar basis based on the amount of loans originated under the Paycheck Protection Program and are secured by loans made by us under the Paycheck Protection Program. The PPPLF contains customary covenants but is not subject to any financial covenants. The maturity date of PPPLF borrowings is the same as the maturity date of the loans pledged to secure the extension of credit, generally two years. At maturity, both principal and accrued interest are due. The maturity date of a PPPLF borrowing will be accelerated if, among other things, we have been reimbursed by the SBA for a loan forgiveness (to the extent of the forgiveness), we have received payment from the SBA representing exercise of the loan guarantee or we have received payment from the underlying borrower (to the extent of the payment received). No new extensions of credit will be made under the PPPLF after September 30, 2020 unless the Federal Reserve Board and the United States Department of the Treasury decide to extend the PPPLF. We borrowed money under the PPPLF to finance all the loans we originated under the Paycheck Protection Program. As of June 30, 2020, $15,466,000 was outstanding under the PPPLF.
At June 30, 2020 and December 31, 2019, accrued interest and unused commitment fees payable of $604,000 and $650,000, respectively, are included in accounts payable and accrued expenses.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

Future principal payments on our debt (face value) at June 30, 2020 are as follows:

Years Ending December 31,	Mortgage Payable	Secured Borrowings Principal (1)	2018 Revolving Credit Facility	Other (1) (2)	Total
	(in thousands)
2020 (Six months ending December 31, 2020)	$—	$235	$—	$2,859	$3,094
2021	—	480	—	11,335	11,815
2022	—	495	209,500	5,035	215,030
2023	—	511	—	1,257	1,768
2024	—	527	—	786	1,313
Thereafter	97,100	7,291	—	38,176	142,567
	$97,100	$9,539	$209,500	$59,448	$375,587

(1)Principal payments on secured borrowings and SBA 7(a) loan-backed notes, which are included in Other, are generally dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based on scheduled payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and or loan liquidations or charge-offs. No payment is due unless payments are received from the borrowers on the underlying loans.
(2)Represents the junior subordinated notes, SBA 7(a) loan-backed notes, and borrowed funds from the Federal Reserve through the PPPLF.

8. STOCK-BASED COMPENSATION PLANS
In May 2018, we granted awards of 1,126 restricted shares of Common Stock to each of the independent members of the Board of Directors (3,378 in aggregate) under the 2015 Equity Incentive Plan, which fully vested in May 2019 based on one year of continuous service. In May 2019, we granted awards of 889 restricted shares of Common Stock to each of the independent members of the Board of Directors (3,556 in aggregate) under the 2015 Equity Incentive Plan, which vested in May 2020 based on one year of continuous service. In July 2019, we granted awards of 81 restricted shares of Common Stock to each of the independent members of the Board of Directors (324 in aggregate) under the 2015 Equity Incentive Plan, which vested in May 2020 concurrent with the vesting of the restricted shares of Common Stock granted in May 2019. In May 2020, we granted awards of 5,478 restricted shares of Common Stock to each of the independent members of the Board of Directors (21,912 in aggregate) under the 2015 Equity Incentive Plan, which vest after one year of continuous service. Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period. We recorded compensation expense related to these restricted shares of Common Stock in the amount of $56,000 and $44,000 for the three months ended June 30, 2020 and 2019, respectively, and $112,000 and $82,000 for the six months ended June 30, 2020 and 2019, respectively.
        As of June 30, 2020, there was $183,000 of total unrecognized compensation expense related to restricted shares of Common Stock which will be recognized ratably over the remaining vesting period.

9. EARNINGS PER SHARE ("EPS")
The computations of basic EPS are based on our weighted average shares outstanding. The basic weighted average number of shares of Common Stock outstanding was 14,782,000 and 14,597,000 for the three months ended June 30, 2020 and 2019, respectively, and 14,690,000 and 14,598,000 for the six months ended June 30, 2020 and 2019, respectively. In order to calculate the diluted weighted average number of shares of Common Stock outstanding for the three and six months ended June 30, 2020, the basic weighted average number of shares of Common Stock outstanding was increased by — and 162 shares, respectively, to reflect the dilutive effect of certain shares of our Series A Preferred Stock. In order to calculate the diluted

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

weighted average number of shares of Common Stock outstanding for the three and six months ended June 30, 2019, the basic weighted average number of shares of Common Stock outstanding was increased by 687,000 and 670,000, respectively, to reflect the dilutive effect of certain shares of our Series A Preferred Stock. No shares of Series D Preferred Stock outstanding as of June 30, 2020 had a dilutive effect and no shares of Series D Preferred Stock were outstanding as of June 30, 2019. Outstanding Series A Preferred Warrants were not included in the computation of diluted EPS for the three and six months ended June 30, 2020 and 2019 because their impact was either anti-dilutive or such warrants were not exercisable during such periods (Note 11). Outstanding shares of Series L Preferred Stock were not included in the computation of diluted EPS for the three and six months ended June 30, 2020 and 2019 because such shares were not redeemable during such periods.
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.
The following table reconciles the numerator and denominator used in computing our basic and diluted per-share amounts for net (loss) income attributable to common stockholders for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Numerator:
Net (loss) income attributable to common stockholders	$(8,141)	$48,260	$(14,928)	$335,891
Redeemable preferred stock dividends declared on dilutive shares	—	659	(1)	1,151
Diluted net (loss) income attributable to common stockholders	$(8,141)	$48,919	$(14,929)	$337,042
Denominator:
Basic weighted average shares of Common Stock outstanding	14,782	14,597	14,690	14,598
Effect of dilutive securities—contingently issuable shares	—	687	—	670
Diluted weighted average shares and common stock equivalents outstanding	14,782	15,284	14,690	15,268
Net (loss) income attributable to common stockholders per share:
Basic	$(0.55)	$3.31	$(1.02)	$23.01
Diluted	$(0.55)	$3.20	$(1.02)	$22.08

10. REDEEMABLE PREFERRED STOCK
As of June 30, 2020, we had issued 5,408,954 shares of Series A Preferred Stock, 4,603,287 Series A Preferred Warrants and 6,900 shares of Series D Preferred Stock and received gross proceeds of $135,393,000 ($134,460,000 of which was allocated to the Series A Preferred Stock, $761,000 of which was allocated to the Series A Preferred Warrants, and $172,000 of which was allocated to the Series D Preferred Stock). In connection with such issuance, costs specifically identifiable to the offering of Series A Preferred Stock, Series A Preferred Warrants and Series D Preferred Stock, such as commissions, dealer manager fees and other offering fees and expenses, totaled $10,877,000 ($10,731,000 of which was allocated to the Series A Preferred Stock, $142,000 of which was allocated to the Series A Preferred Warrants, and $4,000 of which was allocated to the Series D Preferred Stock). In addition, as of June 30, 2020, non-issuance-specific costs related to this offering totaled $6,833,000. As of June 30, 2020, we have reclassified and allocated $1,004,000, $5,000 and $1,000 from deferred charges to Series A Preferred Stock, Series A Preferred Warrants and Series D Preferred Stock, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering. As of June 30, 2020, there were 5,324,109 shares of Series A Preferred Stock outstanding, 4,603,287 Series A Preferred Warrants to purchase 1,194,159 shares of Common Stock outstanding, and 6,900 shares of Series D Preferred Stock outstanding. As of June 30, 2020, 84,845 shares of Series A Preferred Stock and no shares of Series D Preferred Stock have been redeemed.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

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
        Net proceeds from the issuance of shares of Series A Preferred Stock are initially recorded in temporary equity at an amount equal to the gross proceeds allocated to such shares of Series A Preferred Stock minus the costs specifically identifiable to the issuance of such shares and the non-issuance specific offering costs allocated to such shares. If the net proceeds from the issuance of shares of Series A Preferred Stock are less than the redemption value of such shares at the time they are issued, or if the redemption value of such shares subsequently becomes greater than the carrying value of such shares, an adjustment is recorded to increase the carrying amount of such shares to their redemption value as of the balance sheet date. Such adjustment is considered a deemed dividend for purposes of calculating basic and diluted EPS. For the three and six months ended June 30, 2020, we recorded redeemable preferred stock deemed dividends of $52,000 and $213,000, respectively, related to such adjustments and, for the three and six months ended June 30, 2019, we recorded no redeemable preferred stock deemed dividends in our consolidated statements of operations.
On the first anniversary of the issuance of a particular share of Series A Preferred Stock, we reclassify such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of June 30, 2020, we have reclassified an aggregate of $81,640,000 in net proceeds from temporary equity to permanent equity.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

Cash dividends on our Series A Preferred Stock paid in respect of the six months ended June 30, 2020 and 2019 consist of the following:

Declaration Date	Payment Date	Number of Shares	Cash Dividends
			(in thousands)
March 2, 2020	July 15, 2020	5,324,109	$594
March 2, 2020	June 15, 2020	5,033,203	$563
March 2, 2020	May 15, 2020	4,853,969	$554
January 28, 2020	April 15, 2020	4,827,633	$547
January 28, 2020	March 16, 2020	4,684,453	$530
January 28, 2020	February 18, 2020	4,581,353	$516

June 4, 2019	July 15, 2019	3,601,721	$1,150
February 20, 2019	April 15, 2019	3,149,924	$1,010
On June 3, 2020, we declared a quarterly cash dividend of $0.34375 per share of our Series A Preferred Stock, or portion thereof for issuances during the period from July 1, 2020 to September 30, 2020. As a result, $0.114583 per share will be paid on August 17, 2020 to holders of record of Series A Preferred Stock at the close of business on August 5, 2020, $0.114583 per share will be paid on September 15, 2020 to holders of record of Series A Preferred Stock at the close of business on September 5, 2020, and $0.114583 per share will be paid on October 15, 2020 to holders of record of Series A Preferred Stock at the close of business on October 5, 2020.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

Cash dividends on our Series D Preferred Stock paid in respect of the six months ended June 30, 2020 consist of the following:

Declaration Date	Payment Date	Number of Shares	Cash Dividends
			(in thousands)
March 2, 2020	July 15, 2020	6,900	$1
March 2, 2020	June 15, 2020	6,900	$1
March 2, 2020	May 15, 2020	6,580	$1
March 2, 2020	April 15, 2020	5,980	$1
March 2, 2020	March 16, 2020	5,600	$0
 On June 3, 2020, we declared a quarterly cash dividend of $0.353125 per share of our Series D Preferred Stock, or portion thereof for issuances during the period from July 1, 2020 to September 30, 2020. As a result, $0.117708 per share will be paid on August 17, 2020 to holders of record of Series D Preferred Stock at the close of business on August 5, 2020, $0.117708 per share will be paid on September 15, 2020 to holders of record of Series D Preferred Stock at the close of business on September 5, 2020, and $0.117708 per share will be paid on October 15, 2020 to holders of record of Series D Preferred Stock at the close of business on October 5, 2020.
Series L Preferred Stock—On November 21, 2017, we issued 8,080,740 shares of Series L Preferred Stock having an initial stated value of $28.37 per share ("Series L Preferred Stock Stated Value"), subject to adjustment. In November 2019, pursuant to a tender offer, we repurchased 2,693,580 shares of Series L Preferred Stock at a purchase price of $29.12 per share (of which $1.39, or $3,744,000 in the aggregate, reflects the amount of accrued and unpaid dividends on the Series L Preferred Stock as of November 20, 2019), as converted to and paid in ILS (the "Tender Offer"). The total cost to repurchase the tendered shares, including professional fees to complete the Tender Offer of $462,000 but excluding the dividends accrued in respect of such shares, was $75,155,000, which was primarily funded from borrowings under the 2018 revolving credit facility (Note 7). We recognized $5,873,000 of redeemable preferred stock redemptions in our consolidated statement of operations for the year ended December 31, 2019 in connection with the Tender Offer. The shares of Series L Preferred Stock accepted for payment by the Company were restored to the status of authorized but unissued shares of preferred stock without designation as to class or series.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

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
        We expect to pay dividends on the Series L Preferred Stock in arrears on an annual basis in accordance with the foregoing provisions, unless our results of operations, our general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.0% per year, up to a maximum rate of 8.5% per annum. However, prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, the Company must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by our Board of Directors at the end of the prior fiscal year. On December 20, 2019, our Board of Directors announced an Initial Dividend on shares of our Common Stock for fiscal year 2020 in the aggregate amount of $4,380,644.70, of which $2,207,000 had been paid as of June 30, 2020.
Accumulated cash dividends on our Series L Preferred Stock for the three and six months ended June 30, 2020 and 2019, are included in the numerator for purposes of calculating basic and diluted net (loss) income attributable to common stockholders per share (Note 9), and consist of the following:

Accumulation Period
Start Date	End Date	Number of Shares	Dividends Accumulated
			(in thousands)
April 1, 2020	June 30, 2020	5,387,160	$2,101
January 1, 2020	March 31, 2020	5,387,160	$2,101

April 1, 2019	June 30, 2019	8,080,740	$3,152
January 1, 2019	March 31, 2019	8,080,740	$3,152
Until the fifth anniversary of the date of original issuance of our Series L Preferred Stock, we are prohibited from issuing any shares of preferred stock ranking senior to or on parity with the Series L Preferred Stock with respect to the payment of dividends, other distributions, liquidation, and or dissolution or winding up of the Company unless the minimum fixed charge coverage ratio, calculated in accordance with the Articles Supplementary describing the Series L Preferred Stock, is equal to or greater than 1.25:1.00 (the "Series L Preferred Stock Minimum Fixed Charge Coverage Ratio"). At June 30, 2020 and December 31, 2019, we were in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio.
Refer to Note 14 for a discussion of certain payments the Company has made in shares of Common Stock and in shares of Preferred Stock and may make in shares of Preferred Stock in lieu of cash payments in order to remain in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

11. STOCKHOLDERS' EQUITY
Dividends
Cash dividends per share of Common Stock paid in respect of the six months ended June 30, 2020 and 2019 consist of the following:

Declaration Date	Payment Date	Type	Cash Dividend Per Common Share
June 3, 2020	June 29, 2020	Regular Quarterly	$0.075
March 2, 2020	March 25, 2020	Regular Quarterly	$0.075

June 4, 2019	June 27, 2019	Regular Quarterly	$0.375
February 20, 2019	March 25, 2019	Regular Quarterly	$0.375
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
Proceeds and expenses from the sale of the Series A Preferred Units are allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of June 30, 2020, we had issued 4,603,287 Series A Preferred Warrants to purchase 1,194,159 shares of Common Stock in connection with our offering of Series A Preferred Units and allocated net proceeds of $614,000, after specifically identifiable offering costs and allocated general offering costs, to the Series A Preferred Warrants in permanent equity.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Hedges of Interest Rate Risk
In order to manage financing costs and interest rate exposure related to the one-month LIBOR indexed variable rate borrowings, on August 13, 2015, we entered into ten interest rate swap agreements with multiple counterparties totaling $385,000,000 of notional value. These swap agreements became effective on November 2, 2015. During the year ended December 31, 2017, we repaid $215,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated seven interest rate swaps with an aggregate notional value of $215,000,000, for which we received termination payments, net of fees, of $973,000. On December 28, 2018, we repaid $40,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated one interest rate swap with a notional value of $50,000,000, for which we received a termination payment, net of fees, of $684,000. On March 11, 2019, we repaid $120,000,000 of outstanding one-month LIBOR indexed variable rate borrowings (Note 7) and we terminated our two remaining interest rate swaps with an aggregate notional value of $120,000,000, for which we received aggregate termination payments, net of fees, of $1,302,000. The fair value of our two remaining swaps at the time of termination was $1,421,000 resulting in a net loss of $0 and $119,000 for the three and six months ended June 30, 2019, respectively, which was recorded as a net increase to interest expense on our consolidated statement of operations.
Each of our interest rate swap agreements initially met the criteria for cash flow hedge accounting treatment and we had designated the interest rate swap agreements as cash flow hedges of the risk of variability attributable to changes in the one-month LIBOR. Accordingly, the interest rate swaps were recorded on our consolidated balance sheets at fair value, and prior to August 1, 2018, the changes in the fair value of the swaps were recorded in OCI and reclassified to earnings as an adjustment to interest expense as interest became receivable or payable (Note 2). On July 31, 2018, we determined the hedged forecasted transaction was no longer probable of occurring so all subsequent changes in the fair value of our interest rate swaps were included in interest expense on our consolidated statements of operations. The balance in AOCI as of July 31, 2018 was reclassified to earnings as an adjustment to interest expense on our consolidated statements of operations as the originally designated forecasted transaction affected earnings. For the three and six months ended June 30, 2019, $0 and $1,806,000, respectively, was reclassified from AOCI, the latter of which decreased interest expense on our consolidated statements of operations, and included a write off of $1,580,000 at the time our two remaining interest rate swaps were terminated. Beginning on August 1, 2018, changes in the fair value of the swaps were recorded in interest expense on our consolidated statements of operations. For the three and six months ended June 30, 2019, $0 and $209,000, respectively, was included as an increase in interest expense on our consolidated statement of operations related to the change in the fair value of our interest rate swaps.
Credit-Risk-Related Contingent Features
Each of our interest rate swap agreements contained a provision under which we could also be declared in default under such agreements if we defaulted on the 2018 revolving credit facility or if we defaulted on the term loan facility. As of March 11, 2019, the date of termination of such swaps, there have been no events of default under our interest rate swap agreements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

Impact of Hedges on AOCI and Consolidated Statements of Operations
The changes in the balance of each component of AOCI related to our interest rate swaps designated as cash flow hedges are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Accumulated other comprehensive income, at beginning of period	$—	$—	$—	$1,806
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified to accumulated other comprehensive income (loss) (1)	—	—	—	(1,806)
Net current period other comprehensive income (loss)	—	—	—	(1,806)
Accumulated other comprehensive income, at end of period	$—	$—	$—	$—

(1)The amounts from AOCI were reclassified as a decrease to interest expense in our consolidated statement of operations for the six months ended June 30, 2019.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on our consolidated balance sheets are as follows:

	June 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
	(in thousands)
Assets:
SBA 7(a) loans receivable, subject to credit risk	$27,820	$29,059	$27,802	$29,794	3
SBA 7(a) loans receivable, subject to loan-backed notes	24,463	26,889	27,595	30,076	3
SBA 7(a) loans receivable, paycheck protection program	14,894	15,466	—	—	3
SBA 7(a) loans receivable, subject to secured borrowings	9,978	10,073	12,682	12,780	3
Liabilities:
Mortgage payable	96,939	98,554	96,926	99,764	3
Junior subordinated notes	25,343	24,177	25,299	24,406	3
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
The carrying amounts of our secured borrowings—government guaranteed loans, SBA 7(a) loan-backed notes, 2018 revolving credit facility and borrowed funds from the Federal Reserve through the PPPLF approximate their fair values, as the interest rates on these securities are variable and approximate current market interest rates.
SBA 7(a) Loans Receivable, Subject to Credit Risk—Loans receivable were initially recorded at estimated fair value at the Acquisition Date. Loans receivable originated subsequent to the Acquisition Date are recorded at cost upon origination and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions. At June 30, 2020, our assumptions included discount rates ranging from 4.25% to 6.75% and prepayment rates ranging from 9.85% to 17.50%. At December 31, 2019, our assumptions included discount rates ranging from 5.25% to 7.75% and prepayment rates ranging from 9.85% to 17.50%.
SBA 7(a) Loans Receivable, Subject to Loan-Backed Notes—These loans receivable represent the unguaranteed portions of loans originated under the SBA 7(a) Small Business Loan Program which were transferred to a trust and are held as collateral in connection with a securitization transaction. The proceeds from the transfer have been recorded as SBA 7(a) loan-backed notes payable. In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions. At June 30, 2020, our assumptions included discount rates ranging from 4.75% to 6.25% and prepayment rates ranging from 13.41% to 16.80%. At December 31, 2019, our assumptions included discount rates ranging from 5.25% to 7.25% and prepayment rates ranging from 13.41% to 16.80%.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

SBA 7(a) Loans Receivable, Paycheck Protection Program—These loans receivable represent the loans originated under the Paycheck Protection Program described in Note 5 above. For a borrower who does not meet the criteria required for forgiveness, the loan will convert to a loan with either a twenty-four month or sixty month term and an interest rate of 1.00%. The loans are not secured by any collateral or personal guarantees; however, the loans are fully guaranteed by the SBA provided that we follow the requirements set forth in the Paycheck Protection Program. At June 30, 2020, we estimated the fair value of these loans receivable using a discount rate of 1.00%. There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.
SBA 7(a) Loans Receivable, Subject to Secured Borrowings—These loans receivable represent the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans.  There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.  In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows taking into consideration the lack of credit risk. At June 30, 2020, our assumptions included discount rates ranging from 5.75% to 6.00% and prepayment rates ranging from and 11.77% to 16.80%. At December 31, 2019, our assumptions included discount rates ranging from 6.75% to 7.50% and prepayment rates ranging from 11.77% to 16.80%.
Mortgage Payable—The fair value of our mortgage payable is estimated based on current interest rates available for debt instruments with similar terms. The fair value of our mortgage payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgage payable, using a rate of 3.86% and 3.67% at June 30, 2020 and December 31, 2019, respectively.
Junior Subordinated Notes—The fair value of the junior subordinated notes is estimated based on current interest rates available for debt instruments with similar terms. Discounted cash flow analysis is generally used to estimate the fair value of our junior subordinated notes. The rate used was 4.55% and 6.16% at June 30, 2020 and December 31, 2019, respectively.

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
The Operator earned asset management fees of $2,376,000 and $2,919,000 for the three months ended June 30, 2020 and 2019, respectively, and $4,739,000 and $7,245,000 for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, asset management fees of $2,375,000 and $2,356,000, respectively, were due to the Operator.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

On April 10, 2020, in lieu of cash payment of the asset management fee for the first quarter of 2020, the Company issued to the Operator 203,349 shares of our Common Stock, representing approximately 1.4% of the outstanding shares of our Common Stock prior to such issuance. On July 8, 2020, in lieu of cash payment of the asset management fee for the second quarter of 2020, the Company issued to the Operator 95,245 shares of our Series A Preferred Stock, representing approximately 1.8% of the outstanding shares of our Series A Preferred Stock prior to such issuance.
        CIM Management, Inc. and certain of its affiliates (collectively, the "CIM Management Entities"), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $370,000 and $607,000 for the three months ended June 30, 2020 and 2019, respectively, and $797,000 and $1,612,000 for the six months ended June 30, 2020 and 2019, respectively. CIM Urban incurred $615,000 and $1,406,000 for the three months ended June 30, 2020 and 2019, respectively, and $1,584,000 and $3,036,000 for the six months ended June 30, 2020 and 2019, respectively, reimbursable to CIM Management Entities for onsite management costs incurred on behalf of CIM Urban, which are included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $43,000 and $556,000 for the three months ended June 30, 2020 and 2019, respectively, and $83,000 and $578,000 for the six months ended June 30, 2020 and 2019, respectively, which were capitalized to deferred charges. In addition, the CIM Management Entities earned construction management fees of $107,000 and $69,000 for the three months ended June 30, 2020 and 2019, respectively, and $277,000 and $169,000 for the six months ended June 30, 2020 and 2019, respectively, which were capitalized to investments in real estate.
At June 30, 2020 and December 31, 2019, fees payable and expense reimbursements due to the CIM Management Entities of $1,272,000 and $4,107,000, respectively, are included in due to related parties. Also included in due to related parties as of June 30, 2020 and December 31, 2019, were $126,000 due from and $97,000 due to, respectively, the CIM Management Entities and certain of its affiliates.
On March 11, 2014, CIM Commercial and its subsidiaries entered into a master services agreement (the "Master Services Agreement") with CIM Service Provider, LLC (the "Administrator"), an affiliate of CIM Group, pursuant to which the Administrator provides, or arranges for other service providers to provide, management and administration services to CIM Commercial and its subsidiaries. Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the administrator of Urban Partners GP, LLC. Under the Master Services Agreement, CIM Commercial paid a base service fee (the "Base Service Fee") to the Administrator initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. On May 11, 2020, the Master Services Agreement was amended to replace the Base Service Fee with an incentive fee (the “Incentive Fee”) pursuant to which the Administrator will receive, on a quarterly basis, 15.00% of CIM Commercial’s quarterly core funds from operations in excess of a quarterly threshold equal to 1.75% (i.e., 7.00% on an annualized basis) of CIM Commercial’s average adjusted common stockholders’ equity (i.e., common stockholders’ equity plus accumulated depreciation and amortization) for such quarter. The amendment is effective as of April 1, 2020. The Administrator earned a Base Service Fee of $0 and $276,000 for the three months ended June 30, 2020 and 2019, respectively, and $282,000 and $552,000 for the six months ended June 30, 2020 and 2019, respectively. The Administrator did not earn an Incentive Fee for the three months ended June 30, 2020. On July 8, 2020, the Company issued to the Administrator 11,273 shares of our Series A Preferred Stock, representing approximately 0.2% of the outstanding shares of our Series A Preferred Stock prior to such issuance, in lieu of cash as payment of the Base Service Fee for the first quarter of 2020.
In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered by the Base Service Fee or the Incentive Fee, as the case may be. During the six months ended June 30, 2020 and 2019, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, and from and after September 2018, operational and on-going support in connection with the Company's offering of Preferred Stock. The Administrator's compensation is based on the salaries and benefits of the employees of the Administrator and or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). We expensed $615,000 and $542,000 for the three months ended June 30, 2020 and 2019, respectively, and $1,427,000 and $1,189,000 for the six months ended June 30, 2020 and 2019, respectively, for such services which are included in expense reimbursements to related parties—corporate. At June 30, 2020 and December 31, 2019, $2,198,000 and $1,673,000 was due to the Administrator, respectively, for such services.
On January 1, 2015, we entered into a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC ("CIM SBA"), an affiliate of CIM Group, and our subsidiary, PMC Commercial Lending, LLC. The agreement provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

such personnel and resources. For the three months ended June 30, 2020 and 2019, we incurred expenses related to services subject to reimbursement by us under the agreement of $998,000 and $551,000, respectively, for lending costs which are included in expense reimbursements to related parties—lending segment. For the six months ended June 30, 2020 and 2019, we incurred expenses related to such services of $1,680,000 and $1,188,000, respectively, for costs that are included in expense reimbursements to related parties—lending segment. In addition, we deferred personnel costs of $6,000 and $44,000 for the three months ended June 30, 2020 and 2019, respectively, and $37,000 and $50,000 for the six months ended June 30, 2020 and 2019, respectively, associated with services provided for originating loans. At June 30, 2020 and December 31, 2019, $1,660,000 and $1,029,000, respectively, was due to CIM SBA for costs and expenses of providing such personnel and resources.
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
On May 31, 2019, the Company, IAA and CCO Capital entered into an Amendment, Assignment and Assumption Agreement (the “Assignment Agreement”), pursuant to which CCO Capital assumed all of the rights and obligations of IAA under the dealer manager agreement, dated as of June 28, 2016, as amended, by and between the Company and IAA. As a result of the Assignment Agreement, CCO Capital became the exclusive dealer manager for the Company’s public offering of the Series A Preferred Units effective as of May 31, 2019. In connection with the execution of the Assignment Agreement, the Company terminated the Wholesaling Agreement effective as of May 31, 2019. On January 28, 2020, the Company entered into the Second Amended and Restated Dealer Manager Agreement, pursuant to which CCO Capital acts as the exclusive dealer manager for the Company’s public offering of its Series A Preferred Stock and Series D Preferred Stock. Thereunder, the Company agreed to pay CCO Capital, as the dealer manager for the offering, (1) an upfront dealer manager fee of up to 1.25% of the selling price of each share of Preferred Stock sold, (2) selling commissions of up to 5.50% of the selling price of each share of Series A Preferred Stock sold (with no selling commissions payable in respect of shares of Series D Preferred Stock sold) and (3) a trailing dealer manager fee that accrues daily in an amount equal to 1/365th of 0.25% per annum of the selling price of each share of Preferred Stock sold. CCO Capital, in its sole discretion, may reallow to another broker-dealer authorized by it to sell shares in the offering a portion of the upfront dealer manager fee earned by it in respect of shares sold by such broker-dealer.
On April 9, 2020, the Company entered into Amendment No. 1 to the Second Amended and Restated Dealer Manager Agreement, pursuant to which the selling commissions were increased from up to 5.50% to up to 7.00% of the selling price of each share of Series A Preferred Stock sold thereafter. The Company has been informed that CCO Capital generally reallows 100% of the selling commissions on sales of Series A Preferred Stock and generally reallows substantially all of the upfront dealer manager fee on sales of Series A Preferred Stock and Series D Preferred Stock, to participating broker-dealers.
In connection with the offering of the Series A Preferred Stock and Series D Preferred Stock, at June 30, 2020 and December 31, 2019, $1,112,000 and $621,000, respectively, was included in deferred costs as reimbursable expenses incurred pursuant to the Master Services Agreement and the then applicable dealer manager agreement with CCO Capital, of which $386,000 and $169,000, respectively, was included in due to related parties. These non-issuance specific costs are allocated against the gross proceeds from the sale of the Series A Preferred Stock and the Series D Preferred Stock on a prorata basis for each issuance as a percentage of the total offering. CCO Capital incurred non-issuance specific costs of $21,000 and $5,000 for the three months ended June 30, 2020 and 2019, respectively, and $45,000 and $7,000 for the six months ended June 30, 2020 and 2019, respectively, which were allocated to the Series A Preferred Stock.
At June 30, 2020 and December 31, 2019, upfront dealer manager and trailing dealer manager fees of $249,000 and $0, respectively, were included in due to related parties. CCO Capital earned upfront dealer manager and trailing dealer manager fees of $349,000 and $313,000 for the three months ended June 30, 2020 and 2019, respectively, and $585,000 and $523,000 for the six months ended June 30, 2020 and 2019, respectively, which were allocated to the Series A Preferred Stock.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

CCO Capital earned upfront dealer manager and trailing dealer manager fees of $1,000 for the three months ended June 30, 2020, and $4,000 for the six months ended June 30, 2020, which were allocated to the Series D Preferred Stock.
        For the third quarter of 2020, we will, subject to applicable laws and regulations under Nasdaq and the TASE and the agreement of the Operator and or the Administrator, as the case may be, seek to pay some or all of the asset management fees in respect of such quarter in shares of Preferred Stock. For the fourth quarter of 2020, it is likely that we will, subject to applicable laws and regulations under Nasdaq and the TASE and the agreement of the Operator and or the Administrator, as the case may be, seek to pay some or all of the asset management fees in respect of such quarter in shares of Preferred Stock. Furthermore, we may seek to pay some or all of the reimbursements under the Master Services Agreement for the third and fourth quarters of 2020 in shares of Preferred Stock.
Other
On October 1, 2015, an affiliate of CIM Group entered into a 5-year lease renewal with respect to a property owned by the Company, which lease was amended to a month-to-month term in February 2019. We recorded rental and other property income related to this tenant of $29,000 and $28,000 for the three months ended June 30, 2020 and 2019, respectively, and $58,000 and $55,000 for the six months ended June 30, 2020 and 2019, respectively.
        On May 15, 2019, CIM Group entered into an approximately eleven-year lease for approximately 32,000 rentable square feet with respect to a property owned by the Company. The lease was amended on August 7, 2019 to reduce the rentable square feet to approximately 30,000 rentable square feet. For the three months ended June 30, 2020 and 2019, we recorded rental and other property income related to this tenant of $370,000 and $206,000, respectively, and $740,000 and $206,000 for the six months ended June 30, 2020 and 2019, respectively.

15. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding commitments to fund loans were $14,026,000 at June 30, 2020, the majority of which are for prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Small Business Loan Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, we have certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. CIM Commercial had a total of $4,543,000 in future obligations under leases to fund tenant improvements and other future construction obligations at June 30, 2020. At June 30, 2020, $2,814,000 was funded to reserve accounts included in restricted cash on our consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreement entered into in June 2016.
Employment Agreements—We have employment agreements with two of our officers, one of whom is our President. Under certain circumstances, each of these employment agreements provides for (1) severance payment equal to the annual base salary paid to the officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual base salary paid to the officers. Our President, Jan F. Salit, is retiring effective as of September 16, 2020. In connection with his retirement, the Company entered into an agreement with Mr. Salit pursuant to which, among other things, Mr. Salit will receive a $450,000 payment, representing one year of his base salary, upon the satisfaction of certain conditions specified therein, including the execution of an agreement with the Company that contains, among other things, mutual release and non-disparagement provisions. A portion of such payment will be borne by the Company based on the time that Mr. Salit devoted to the Company relative to other matters relating to CIM Group.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

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
SBA Related—If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced under the Paycheck Protection Program or the SBA 7(a) Small Business Loan Program, the SBA may seek recovery of the principal loss related to the deficiency from us. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from us in the event that a loss is deemed to be attributable to technical deficiencies. Based on historical experience, we do not expect that this contingency is probable to be asserted. However, if asserted, it could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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

16. FUTURE MINIMUM LEASE RENTALS
Future minimum rental revenue under long-term operating leases at June 30, 2020, excluding tenant reimbursements of certain costs, are as follows:

Years Ending December 31,	Total
(in thousands)
2020 (Six months ending December 31, 2020)	$23,964
2021	43,578
2022	40,111
2023	35,918
2024	34,575
Thereafter	51,393
$229,539

17. CONCENTRATIONS
Tenant Revenue Concentrations—Rental and other property income from Kaiser Foundation Health Plan, Incorporated ("Kaiser"), which occupied space in two of our Oakland, California properties, accounted for approximately 25.2% and 17.0% of our office segment revenues for the three months ended June 30, 2020 and 2019, respectively, and 25.3% and 13.6% for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, $13,000 and $23,000, respectively, was due from Kaiser.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

Rental and other property income from the U.S. General Services Administration and other government agencies (collectively, "Governmental Tenants"), which primarily occupied space in our properties located in Washington, D.C., which were sold during the year ended December 31, 2019, accounted for approximately 2.4% and 21.9% of our office segment revenues for the three months ended June 30, 2020 and 2019, respectively, and 2.3% and 22.7% for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, $102,000 and $282,000, respectively, was due from Governmental Tenants.
Geographical Concentrations of Investments in Real Estate—At June 30, 2020 and December 31, 2019, we owned 8 office properties, one hotel property, one parking garage, and one development site, which is being used as a parking lot. These properties are located in two states and in Washington, D.C. as of June 30, 2019.
Our revenue concentrations from properties are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
California	88.6%	74.4%	90.7%	75.6%
Texas	11.4	5.2	9.1	4.3
Washington, D.C.	—	20.4	0.2	20.1
	100.0%	100.0%	100.0%	100.0%

Our real estate investments concentrations from properties are as follows:

	June 30, 2020	December 31, 2019
California	93.9%	94.4%
Texas	6.1	5.6
	100.0%	100.0%

18. SEGMENT DISCLOSURE
In accordance with ASC Topic 280, Segment Reporting, our reportable segments during the three and six months ended June 30, 2020 and 2019 consist of two types of commercial real estate properties, namely, office and hotel, as well as a segment for our lending business. Management internally evaluates the operating performance and financial results of the segments based on net operating income. We also have certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to our audited consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the SEC on March 16, 2020.
For our real estate segments, we define net operating income (loss) as rental and other property income and expense reimbursements less property related expenses, and excludes non-property income and expenses, interest expense, depreciation and amortization, corporate related general and administrative expenses, gain (loss) on sale of real estate, gain (loss) on early extinguishment of debt, impairment of real estate, transaction costs, and provision for income taxes. For our lending segment, we define net operating income as interest income net of interest expense and general overhead expenses.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

The net operating income (loss) of our segments for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Office:
Revenues	$13,763	$22,050	$28,660	$55,495
Property expenses:
Operating	5,266	8,913	11,312	22,472
General and administrative	238	202	336	356
Total property expenses	5,504	9,115	11,648	22,828
Segment net operating income—office	8,259	12,935	17,012	32,667
Hotel:
Revenues	1,114	10,330	9,367	20,919
Property expenses:
Operating	2,226	6,745	8,695	13,439
General and administrative	6	63	19	77
Total property expenses	2,232	6,808	8,714	13,516
Segment net operating (loss) income—hotel	(1,118)	3,522	653	7,403
Lending:
Revenues	1,598	2,977	3,982	5,901
Lending expenses:
Interest expense	189	536	480	1,118
Expense reimbursements to related parties	998	551	1,680	1,188
General and administrative	521	335	921	838
Total lending expenses	1,708	1,422	3,081	3,144
Segment net operating (loss) income—lending	(110)	1,555	901	2,757
Total segment net operating income	$7,031	$18,012	$18,566	$42,827

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

A reconciliation of our segment net operating income to net income attributable to the Company for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Total segment net operating income	$7,031	$18,012	$18,566	$42,827
Interest and other income	35	1,499	36	1,818
Asset management and other fees to related parties	(2,376)	(3,195)	(5,021)	(7,797)
Expense reimbursements to related parties—corporate	(615)	(542)	(1,427)	(1,189)
Interest expense	(2,707)	(2,014)	(5,583)	(5,477)
General and administrative	(903)	(1,021)	(2,126)	(2,138)
Transaction costs	—	(216)	—	(260)
Depreciation and amortization	(5,197)	(7,185)	(10,455)	(16,815)
Loss on early extinguishment of debt	—	(4,911)	—	(29,982)
Impairment of real estate	—	(2,800)	—	(69,000)
Gain on sale of real estate	—	55,221	—	432,802
(Loss) income before provision for income taxes	(4,732)	52,848	(6,010)	344,789
Provision for income taxes	691	(281)	713	(599)
Net (loss) income	(4,041)	52,567	(5,297)	344,190
Net (income) loss attributable to noncontrolling interests	(2)	(1)	(6)	173
Net (loss) income attributable to the Company	$(4,043)	$52,566	$(5,303)	$344,363
The condensed assets for each of the segments as of June 30, 2020 and December 31, 2019, along with capital expenditures and loan originations for the six months ended June 30, 2020 and 2019, are as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Condensed assets:
Office	$465,554	$460,951
Hotel	101,335	104,029
Lending	94,391	82,140
Non-segment assets	64,945	20,472
Total assets	$726,225	$667,592

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Capital expenditures (1):
Office	$7,087	$4,363
Hotel	556	1,157
Total capital expenditures	7,643	5,520
Loan originations	27,870	18,523
Total capital expenditures and loan originations	$35,513	$24,043

(1)Represents additions and improvements to real estate investments, excluding acquisitions. Includes the activity for dispositions through their respective disposition dates.

19. COVID-19
        In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. COVID-19 has spread worldwide, causing significant disruptions to the U.S. and world economies. On March 4, 2020 and March 13, 2020, a state of emergency was declared for the state of California and for the United States, respectively. In response to the issuance of U.S. federal guidelines to contain the spread of COVID-19, U.S. state and local jurisdictions, including those in which the Company operates, implemented various containment and or mitigation measures, including shelter-in-place orders and the temporary closure of non-essential businesses. COVID-19 has triggered a period of significant global economic slowdown, and the impact of COVID-19 on the U.S. economy is expected to continue through the remainder of 2020 and potentially beyond.
The information provided in the two tables below provides insight into the effects of COVID-19 on our rent collections for the three months ended June 30, 2020 and for the month of July 2020, respectively. While we provided similar information last quarter, we undertake no obligation to provide updated rent collection, concession or allowance information in the future. The following information is for the three months ended June 30, 2020, is presented based on collections and agreements with tenants reached as of June 30, 2020, and is preliminary and unaudited:

Tenant Type	Rental and Other Property Income Billed to Tenants	% Collected	% Collected by Applying the Security Deposit	% Deferred	% Recorded as Bad Debt	% Abated
Office and Retail (1)	$12,940,790	90.2%	1.0%	0.3%	0.1%	—%
Parking (2)	$978,117	21.9%	—%	—%	49.6%	12.7%

(1)As of August 5, 2020, the Company collected an additional 5.7% of the $12,940,790 rental and other property income billed to its office and retail tenants for the three months ended June 30, 2020. Additionally, in the month of July 2020, the Company deferred additional rental and other property income billed to its office and retail tenants for the three months ended June 30, 2020 in a de minimis amount.
(2)Two parking tenants whose leases were expiring on April 30, 2020 renewed their respective leases on a month-to-month basis, at reduced rates, retroactive to April 1, 2020, until August 31, 2020, at which time the parties agree to put in place a long-term lease. The April 2020 reduction in rent is presented as an abatement in the table above.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

The following information is for the month of July 2020, is presented based on collections and agreements with tenants reached as of July 31, 2020, and is preliminary and unaudited:

Tenant Type	Rental and Other Property Income Billed to Tenants	% Collected	% Collected by Applying the Security Deposit	% Deferred	% Recorded as Bad Debt	% Abated
Office and Retail (1)	$4,470,553	86.3%	—%	—%	—%	—%
Parking	$360,789	28.8%	—%	—%	—%	—%

(1)As of August 5, 2020, the Company collected an additional 5.1% of the $4,470,553 rental and other property income billed to its office and retail tenants for the month of July 2020.
Additionally, the spread of COVID-19 in the United States and the resulting restrictions on travel, meetings and social gatherings that have been implemented from time to time have impacted, and are expected to continue to materially impact so long as they persist, the operations of our hotel in Sacramento, California. For the fourth quarter of 2019, the net operating income of our hotel constituted approximately 22% of our total segment net operating income. For the month of March 2020, the occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") at our hotel in Sacramento, California were 38.6%, $172.05 and $66.48, respectively, as compared to occupancy, ADR and RevPAR of 85.6%, $176.12 and $150.84 for the month of March 2019, respectively. For the second quarter of 2020, the occupancy, ADR, and RevPAR were 12.5%, $124.49 and $15.61, respectively, as compared to occupancy, ADR and RevPAR of 81.7%, $173.08 and $141.42 for the second quarter of 2019, respectively. For the month of July 2020, the occupancy, ADR and RevPAR were 17.6%, $121.41 and $21.40, respectively, as compared to occupancy, ADR and RevPAR of 76.5%, $136.68 and $104.61 for July 2019.
Our lending division has also been adversely impacted by COVID-19. Loans originated by us through June 30, 2020 under the SBA 7(a) Small Business Loan Program consist primarily of loans to borrowers in the limited service hospitality sector. Currently, our borrowers are experiencing significant cash flow deficits as the travel and leisure industry decline caused by COVID-19 has severely impacted limited service hospitality properties. As a result of the relief provided by the CARES Act, we do not expect delinquencies to be material in the aggregate for loans currently serviced under our SBA 7(a) Small Business Loan Program through September 2020. However, if no further relief is provided by Congress, we expect that borrowers under our SBA 7(a) Small Business Loan Program will be materially and adversely affected by the economic impact of COVID-19, potentially leading to substantially higher delinquencies on our loans. This may lead to increased loan loss reserves and ultimately an increase in loan losses. We sell the portion of loans originated by us under the SBA 7(a) Small Business Loan Program that is guaranteed by the SBA; however, during the second quarter of 2020, the secondary market for the sale of such guaranteed portions declined, both as a result of significantly decreased demand for such loans in general and, specifically, for limited service hospitality loans, which resulted in limited premium income during the second quarter of 2020. The loans funded during the second quarter of 2020 consisted primarily of loans made pursuant to the Paycheck Protection Program.
We have taken steps to adapt to the difficult business environment in which we operate and to strengthen our business to position our business to thrive post COVID-19. These steps include (i) reducing our corporate overhead expenses by realigning certain support functions and reducing employee compensation at our Operator, (ii) not appointing a replacement for our retiring President, (iii) focusing on appropriate cost-reduction measures at our properties, (iv) temporarily suspending the vast majority of activities related to the repositioning of our office building at 4750 Wilshire Boulevard in Los Angeles, California, and renovations at the Sheraton Grand Hotel in Sacramento, California, (v) increasing liquidity by entering into the new 2020 unsecured revolving credit facility in May, accessing the PPPLF in June and negotiating an amendment to our existing 2018 revolving credit facility, and (vi) amending our Master Services Agreement to eliminate the Base Service Fee as described in Note 14.
The extent to which COVID-19 will continue to impact the Company’s operations and those of its tenants and business partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the COVID-19 pandemic and actions taken to contain the pandemic or mitigate its impact and the extent to which federal, state and local governments provide relief or assistance to those affected by COVID-19 (including extending the CARES Act). The Company cannot predict the significance, extent or duration of any adverse impact of COVID-19 on its business, financial condition, results of operations, cash flow or its ability to satisfy its debt service

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of June 30, 2020 and December 31, 2019, and
for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

obligations or to maintain its level of distributions on its Common Stock or Preferred Stock. However, the Company’s business, financial condition, results of operations, and liquidity will be adversely affected for the remainder of 2020 if the current effects of COVID-19 continue.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Such forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "project," "target," "expect," "intend," "might," "believe," "anticipate," "estimate," "could," "would" "continue," "pursue," "potential," "forecast," "seek," "plan," or "should" or the negative thereof or other variations or similar words or phrases. Such forward-looking statements include, among others, statements about CMCT’s plans and objectives relating to future growth and availability of funds, and the trading liquidity of CMCT’s Common Stock. Such forward-looking statements are based on particular assumptions that management of CMCT has made in light of its experience, as well as its perception of expected future developments and other factors that it believes are appropriate under the circumstances. Forward-looking statements are necessarily estimates reflecting the judgment of CMCT's management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include those associated with (i) the scope, severity and duration of the current pandemic of COVID-19, and actions taken to contain the pandemic or mitigate its impact, (ii) the adverse effect of COVID-19 on the financial condition, results of operations, cash flows and performance of CMCT and its tenants and business partners, the real estate market and the global economy and financial markets, among others, (iii) the timing, form and operational effects of CMCT's development activities, (iv) the ability of CMCT to raise in place rents to existing market rents and to maintain or increase occupancy levels, (v) fluctuations in market rents, including as a result of COVID-19, and (vi) general economic, market and other conditions. Additional important factors that could cause CMCT’s actual results to differ materially from CMCT’s expectations are discussed under the section “Risk Factors” in CMCT’s Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond CMCT’s control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by CMCT or any other person that CMCT’s objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. CMCT does not undertake to update them to reflect changes that occur after the date they are made.
All references to our Common Stock and related share and per share amounts have been adjusted to give retroactive effect to the Reverse Stock Split, except as otherwise indicated.
The following discussion of our financial condition at June 30, 2020 and results of operations for the three and six months ended June 30, 2020 and 2019 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019. For a more detailed description of the risks affecting our financial condition and results of operations, see "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
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
We are operated by affiliates of CIM Group. CIM Group is a vertically-integrated owner and operator of real assets with multi-disciplinary expertise and in-house research, acquisition, credit analysis, development, finance, leasing, and onsite property management capabilities. CIM Group is headquartered in Los Angeles, California and has offices in Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; New York, New York; Orlando, Florida; Phoenix, Arizona; the San Francisco Bay Area; the Washington D.C. Metro Area; and Tokyo, Japan.
COVID-19
        In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. COVID-19 has spread worldwide, causing significant disruptions to the U.S. and world economies. On March 4, 2020 and March 13, 2020, a state of emergency was declared for the state of California and for the United States, respectively. In response to the issuance of U.S. federal guidelines to contain the spread of COVID-19, U.S. state and local jurisdictions, including those in which the Company operates, implemented various containment and or mitigation measures, including shelter-in-place orders and the temporary closure of non-essential businesses. COVID-19 has triggered a period of significant global economic slowdown, and the impact of COVID-19 on the U.S. economy is expected to continue through the remainder of 2020 and potentially beyond.
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
The information provided in the two tables below provides insight into the effects of COVID-19 on our rent collections for the three months ended June 30, 2020 and for the month of July 2020, respectively. While we provided similar information last quarter, we undertake no obligation to provide updated rent collection, concession or allowance information in the future. The following information is for the three months ended June 30, 2020, is presented based on collections and agreements with tenants reached as of June 30, 2020, and is preliminary and unaudited:

Tenant Type	Rental and Other Property Income Billed to Tenants	% Collected	% Collected by Applying the Security Deposit	% Deferred	% Recorded as Bad Debt	% Abated
Office and Retail (1)	$12,940,790	90.2%	1.0%	0.3%	0.1%	—%
Parking (2)	$978,117	21.9%	—%	—%	49.6%	12.7%

(1)As of August 5, 2020, the Company collected an additional 5.7% of the $12,940,790 rental and other property income billed to its office and retail tenants for the three months ended June 30, 2020. Additionally, in the month of July 2020, the Company deferred additional rental and other property income billed to its office and retail tenants for the three months ended June 30, 2020 in a de minimis amount.
(2)Two parking tenants whose leases were expiring on April 30, 2020 renewed their respective leases on a month-to-month basis, at reduced rates, retroactive to April 1, 2020, until August 31, 2020, at which time the parties agree to put in place a long-term lease. The April 2020 reduction in rent is presented as an abatement in the table above.
The following information is for the month of July 2020, is presented based on collections and agreements with tenants reached as of July 31, 2020, and is preliminary and unaudited:

Tenant Type	Rental and Other Property Income Billed to Tenants	% Collected	% Collected by Applying the Security Deposit	% Deferred	% Recorded as Bad Debt	% Abated
Office and Retail (1)	$4,470,553	86.3%	—%	—%	—%	—%
Parking	$360,789	28.8%	—%	—%	—%	—%

(1)As of August 5, 2020, the Company collected an additional 5.1% of the $4,470,553 rental and other property income billed to its office and retail tenants for the month of July 2020.
We expect our rent collection rates will deteriorate the longer COVID-19 persists, which will likely lead to increased reserves and write-offs of both cash and deferred rent receivables. To the extent the Company receives requests from tenants to defer or abate their rent payments, the Company will evaluate each tenant’s rent relief request on an individual basis, considering a number of factors. No significant abatement or modifications have been reached for the three months ended June 30, 2020 or for July 2020, and the Company’s management believes that any such requests that will be granted with respect to July 2020 rental payments will not result in a significant impact to the Company’s results of operations. Not all tenant requests will be granted and the Company has not, and generally does not intend to, forego its contractual economic rights under its lease agreements. Rent collections, rent relief requests and relief to-date may not be indicative of collections or requests in any future period.
Additionally, the spread of COVID-19 in the United States and the resulting restrictions on travel, meetings and social gatherings that have been implemented from time to time have impacted, and are expected to continue to materially impact so long as they persist, the operations of our hotel in Sacramento, California. For the fourth quarter of 2019, the net operating income of our hotel constituted approximately 22% of our total segment net operating income. For the month of March 2020, the occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") at our hotel in Sacramento, California were 38.6%, $172.05 and $66.48, respectively, as compared to occupancy, ADR and RevPAR of 85.6%, $176.12 and $150.84 for the month of March 2019, respectively. For the second quarter of 2020, the occupancy, ADR, and RevPAR were 12.5%, $124.49 and $15.61, respectively, as compared to occupancy, ADR and RevPAR of 81.7%, $173.08 and $141.42 for the second quarter of 2019, respectively. For the month of July 2020, the occupancy, ADR and RevPAR were 17.6%, $121.41 and $21.40, respectively, as compared to occupancy, ADR and RevPAR of 76.5%, $136.68 and $104.61 for July 2019. Based on current expectations, the net operating income at our hotel will be negative for the third and fourth quarters of 2020 and, as a result, contributions by the hotel to our funds from operations during such periods are expected to be significantly impacted.
Our lending division has also been adversely impacted by COVID-19. Loans originated by us through March 31, 2020 under the SBA 7(a) Small Business Loan Program consist primarily of loans to borrowers in the limited service hospitality sector. Currently, our borrowers are experiencing significant cash flow deficits as the travel and leisure industry decline caused by COVID-19 has severely impacted limited service hospitality properties. As a result of the relief provided by the CARES Act, we do not expect delinquencies to be material in the aggregate for loans currently serviced under our SBA 7(a) Small Business Loan Program through September 2020. However, if no further relief is provided by Congress, we expect that borrowers under our SBA 7(a) Small Business Loan Program will be materially and adversely affected by the economic impact of COVID-19, potentially leading to substantially higher delinquencies on our loans. This may lead to increased loan loss reserves and ultimately an increase in loan losses. We sell the portion of loans originated by us under the SBA 7(a) Small Business Loan Program that is guaranteed by the SBA; however, during the second quarter of 2020, the secondary market for the sale of such guaranteed portions declined, both as a result of significantly decreased demand for such loans in general and, specifically, for limited service hospitality loans, which resulted in limited premium income during the second quarter of 2020. The loans funded during the second quarter of 2020 consisted primarily of loans made pursuant to the Paycheck Protection Program. Subsequent to June 30, 2020, the premiums available in the secondary market have been at or better than pre-COVID-19 pricing, prepayments of our loans receivable have increased over amounts prepaid during the second quarter of 2020 and loan origination opportunities have been increasing. To the extent the limited service hospitality industry or other factors relating to the SBA 7(a) programs are negatively impacted, the future of our utilization of the program may be curtailed.
The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing the impact to our financial position and operating results, as well as the additional potential adverse developments in our business. We have taken steps to adapt to the difficult business environment in which we operate and to strengthen our business to position our business to thrive post COVID-19. These steps include (i) reducing our corporate overhead expenses by realigning certain support functions and reducing employee compensation at our Operator, (ii) not appointing a replacement for our retiring President, (iii) focusing on appropriate cost-reduction measures at our properties, (iv) temporarily suspending the vast majority of activities related to the repositioning of our office building at 4750 Wilshire Boulevard in Los Angeles, California, and renovations at the Sheraton Grand Hotel in Sacramento, California, (v) increasing liquidity by entering into the new 2020 unsecured revolving credit facility in May, accessing the PPPLF in June and negotiating an amendment to our existing 2018 revolving credit facility, and (vi) amending our Master Services Agreement to eliminate the Base Service Fee.
The extent to which COVID-19 will continue to impact the Company’s operations and those of its tenants and business partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the COVID-19 pandemic and actions taken to contain the pandemic or mitigate its impact and the extent to which federal, state and local governments provide relief or assistance to those affected by COVID-19 (including extending the CARES Act). The Company cannot predict the significance, extent or duration of any adverse impact of COVID-19 on its business, financial condition, results of operations, cash flow or its ability to satisfy its debt service obligations or to maintain its level of distributions on its Common Stock or Preferred Stock. However, the Company’s business, financial condition, results of operations, and liquidity will be adversely affected for the remainder of 2020 if the current effects of COVID-19 continue.

Properties
As of June 30, 2020, our real estate portfolio consisted of 11 assets, all of which were fee-simple properties. As of June 30, 2020, our 9 office properties (including one development site which is being used as a parking lot), totaling approximately 1.3 million rentable square feet, were 80.6% occupied (during the three months ended June 30, 2020, we completed the development of a former surface parking lot at 3601 S Congress Avenue into approximately 44,000 square feet of additional office space, which was 0% occupied as of June 30, 2020 and is included in the occupancy percentage as of June 30, 2020), and one hotel with an ancillary parking garage, which has a total of 503 rooms, had RevPAR of $62.59 for the six months ended June 30, 2020.
Strategy
        Our strategy is principally focused on the acquisition of Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States (including improving and developing such assets) in a manner that will prudently grow our NAV and cash flow per share of Common Stock.
Our strategy is centered around CIM Group's community qualification process. We believe this strategy provides us with a significant competitive advantage when making real estate acquisitions. The qualification process generally takes between six months and five years and is a critical component of CIM Group's evaluation. As part of the community qualification process, CIM Group examines the characteristics of a market to determine whether the district possesses certain characteristics prior to the extensive efforts CIM Group's investment professionals undertake when reviewing potential acquisitions in its qualified communities ("Qualified Communities"). Qualified Communities generally fall into one of two categories: (i) transitional metropolitan districts that have dedicated resources to become vibrant metropolitan communities and (ii) well-established, thriving metropolitan areas (typically major central business districts). Qualified Communities are distinct districts which have dedicated resources to become or are currently vibrant communities where people can live, work, shop and be entertained, all within walking distance or close proximity to public transportation. These areas also generally have high barriers to entry, high population density, positive population trends and support for investment. CIM Group believes that a vast majority of the risks associated with acquiring real estate are mitigated by accumulating local market knowledge of the community where the asset is located. CIM Group typically spends significant time and resources qualifying targeted communities prior to making any acquisitions. Since 1994, CIM Group has identified 135 Qualified Communities and has deployed capital in 75 of these communities. Although we may not deploy capital exclusively in Qualified Communities, it is expected that most of our assets will be identified through this systematic process.
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
Rental Rate Trends
Office Statistics:    The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods:

	As of June 30,
	2020	2019
Occupancy (1)	80.6%	88.1%
Annualized rent per occupied square foot (1)(2)	$50.29	$48.94

(1)We sold eight office properties, one development site, and one parking garage during the year ended December 31, 2019 (the "2019 Asset Sales"). Excluding these properties, the occupancy and annualized rent per occupied square foot were 88.1% and $47.62, respectively, as of June 30, 2019. During the three months ended June 30, 2020, we completed the development of a former surface parking lot at 3601 S Congress Avenue into approximately 44,000 square feet of additional office space, which was 0% occupied as of June 30, 2020 and was included in the occupancy percentage as of June 30, 2020.
(2)Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements for the twelve months ended June 30, 2020 and 2019 were approximately $2,305,000 and $2,039,000, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.

Over the next four quarters, we expect to see expiring cash rents as set forth in the table below:

	For the Three Months Ended
	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
Expiring Cash Rents:
Expiring square feet (1)	23,245	61,644	20,078	29,748
Expiring rent per square foot (2)	$54.03	$40.90	$78.44	$48.31

(1)Month-to-month tenants occupying a total of 11,988 square feet are included in the expiring leases in the first quarter listed.
(2)Represents gross monthly base rent, as of June 30, 2020, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.
During the three and six months ended June 30, 2020, we executed leases with terms longer than 12 months totaling 26,245 and 35,477 square feet, respectively. The table below sets forth information on certain of our executed leases during the three and six months ended June 30, 2020, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

	Number of Leases (1)	Rentable Square Feet	New Cash Rents per Square Foot (2)	Expiring Cash Rents per Square Foot (2)
Three months ended June 30, 2020	4	23,503	$58.94	$46.13
Six months ended June 30, 2020	7	31,757	$58.00	$46.78

(1)Based on the number of tenants that signed leases.
(2)Cash rents represent gross monthly base rent, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.
Fluctuations in submarkets, buildings and terms of leases may cause large variations in these numbers and make predicting the changes in rent in any specific period difficult. Our rental and occupancy rates are impacted by general economic conditions, including the pace of regional and economic growth, and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand and other negative trends or unforeseeable events, such as COVID-19, that impair our ability to timely renew or re-lease space could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
Tenants accounting for over 10% of revenues
        Rental and other property income from Kaiser, which occupied space in two of our Oakland, California properties, accounted for approximately 25.2% and 17.0% of our office segment revenues for the three months ended June 30, 2020 and 2019, respectively, and 25.3% and 13.6% for the six months ended June 30, 2020 and 2019, respectively.
Rental and other property income from Governmental Tenants, which primarily occupied space in our properties located in Washington, D.C., which were sold during the year ended December 31, 2019, accounted for approximately 2.4% and 21.9% of our office segment revenues for the three months ended June 30, 2020 and 2019, respectively, and 2.3% and 22.7% for the six months ended June 30, 2020 and 2019, respectively.

Hotel Statistics:    The following table sets forth the occupancy, ADR and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Six Months Ended June 30,
	2020	2019
Occupancy	39.2%	81.9%
ADR	$159.75	$172.12
RevPAR	$62.59	$140.93
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
Lending Segment
Through our SBA 7(a) Small Business Loan Program, we are a national lender that primarily originates loans to small businesses. We identify loan origination opportunities through personal contacts, internet referrals, attendance at trade shows and meetings, direct mailings, advertisements in trade publications and other marketing methods. We also generate loans through referrals from real estate and loan brokers, franchise representatives, existing borrowers, lawyers and accountants.
        Section 1112 provides for six months of subsidy loan payments to be made on all loans originated under the SBA 7(a) Small Business Loan Program in ‘regular’ servicing. Borrowers’ scheduled payments of principal and interest will be made by the SBA and these payments do not have to be repaid by the borrower. The overwhelming majority of borrowers under our SBA 7(a) Small Business Loan Program qualify for relief under Section 1112. The relief also applies to any new borrowers for covered loans made through September 27, 2020. As a result of the relief provided by Section 1112, we do not expect delinquencies to be material in the aggregate for loans serviced under our SBA 7(a) Small Business Loan Program through September 2020.
        As an SBA 7(a) licensee, we are an authorized lender under the Paycheck Protection Program and have originated $16,016,000 and $15,466,000 of loans under the program as of August 5, 2020 and June 30, 2020, respectively. We expect a significant portion of these loans will be forgiven and repaid, either in part or in full, by the SBA, including both principal and accrued interest.
The Paycheck Protection Program provides small businesses with uncollateralized and unguaranteed loans at an interest rate of 1.00%, with repayment deferred for a period of six months following origination. The loans will be fully forgiven, subject to certain limitations, when used by the borrower for payroll costs, interest on mortgages, rent, and utilities. For those loans that are forgiven, the SBA will remit 100% of the remaining outstanding principal plus accrued interest to us. For those loans whose borrowers do not meet the criteria required for forgiveness, repayment obligations commence after the applicable deferment period in equal installments over the remaining term to maturity. A substantial portion of the loans that we originated under the Paycheck Protection Program have a two-year term and deferment period of six months; however, loans approved by the SBA after June 5, 2020, have a five-year term and deferment period of 16 months.
        For information regarding the effects of COVID-19 on our lending segment, see "—COVID-19" above.

Results of Operations
Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019
Net (Loss) Income

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Total revenues	$16,510	$36,856	$(20,346)	(55.2)%
Total expenses	21,242	39,229	(17,987)	(45.9)%
Gain on sale of real estate	—	55,221	(55,221)	—
Net (loss) income	(4,041)	52,567	(56,608)	—
Net (loss) income decreased to $(4,041,000), or by $56,608,000, for the three months ended June 30, 2020, compared to net income of $52,567,000 for the three months ended June 30, 2019, primarily due to the sale of an office property in Oakland, California, which was consummated in May 2019, and the sale of two office properties in Washington, D.C., which was consummated in July 2019. The decrease is primarily attributable to the gain on sale of real estate of $55,221,000 recognized during the three months ended June 30, 2019, a decrease of $10,981,000 in segment net operating income, a decrease of $1,464,000 in interest and other income not allocated to our operating segments, and an increase of $693,000 in interest expense not allocated to our operating segments, partially offset by a $4,911,000 loss on early extinguishment of debt recognized during the three months ended June 30, 2019, $2,800,000 in impairment of real estate recognized during the three months ended June 30, 2019, a decrease of $1,988,000 in depreciation and amortization, a decrease of $972,000 in provision for income taxes, and a decrease of $819,000 in asset management and other fees to related parties not allocated to our operating segments.
Funds from Operations ("FFO")
We believe that FFO is a widely recognized and appropriate measure of the performance of a REIT and that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO represents net income (loss) attributable to common stockholders, computed in accordance with GAAP, which reflects the deduction of redeemable preferred stock dividends declared or accumulated, redeemable preferred stock deemed dividends, and redeemable preferred stock redemptions, excluding gains (or losses) from sales of real estate, impairment of real estate, and real estate depreciation and amortization. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (the "NAREIT").
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

The following table sets forth a reconciliation of net (loss) income attributable to common stockholders to FFO attributable to common stockholders:

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Net (loss) income attributable to common stockholders (1)	$(8,141)	$48,260
Depreciation and amortization	5,197	7,185
Impairment of real estate	—	2,800
Gain on sale of depreciable assets	—	(55,221)
FFO attributable to common stockholders (1)	$(2,944)	$3,024

(1)In connection with the sale of a property during the three months ended June 30, 2019, we recognized a $4,911,000 loss on early extinguishment of debt related to the legal defeasance of a mortgage loan collateralized by such property. Such loss on early extinguishment of debt is included in, and has the effect of reducing, net income attributable to common stockholders and FFO attributable to common stockholders, because loss on early extinguishment of debt is not an adjustment prescribed by NAREIT.
FFO attributable to common stockholders was $(2,944,000) for the three months ended June 30, 2020, a decrease of $5,968,000 compared to $3,024,000 for the three months ended June 30, 2019. The decrease in FFO was primarily attributable to a decrease of $10,981,000 in segment net operating income, a decrease of $1,464,000 in interest and other income not allocated to our operating segments, and an increase of $693,000 in interest expense not allocated to our operating segments, partially offset by a $4,911,000 loss on early extinguishment of debt recognized during the three months ended June 30, 2019, a decrease of $972,000 in provision for income taxes, a decrease of $819,000 in asset management and other fees to related parties not allocated to our operating segments, and a decrease of $312,000 in redeemable preferred stock dividends declared or accumulated.
Summary Segment Results
During the three months ended June 30, 2020 and 2019, CIM Commercial operated in three segments: office and hotel properties and lending. Set forth and described below are summary segment results for our operating segments.

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenues:
Office	$13,763	$22,050	$(8,287)	(37.6)%
Hotel	1,114	10,330	(9,216)	(89.2)%
Lending	1,598	2,977	(1,379)	(46.3)%
Expenses:
Office	5,504	9,115	(3,611)	(39.6)%
Hotel	2,232	6,808	(4,576)	(67.2)%
Lending	1,708	1,422	286	20.1%
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased to $13,763,000, or by 37.6%, for the three months ended June 30, 2020 compared to $22,050,000 for the three months ended June 30, 2019. The decrease is primarily due to the sale of an office property in Oakland, California, which was consummated in May 2019, the sale of two office properties in Washington, D.C., which was consummated in July 2019, and lower revenues at an office property in Beverly Hills, California due to a decrease in occupancy as compared to the second quarter of 2019. The aforementioned sale of two office properties in Washington, D.C. is expected to cause office revenue to decline materially during the remainder of 2020 as compared to the third and fourth quarters of 2019. Additionally, the economic downturn caused by COVID-19 will adversely affect the operations of our office portfolio for the fiscal year ending December 31, 2020 as described in "—COVID-19" above.
Hotel Revenue: Hotel revenue decreased to $1,114,000, or by 89.2%, for the three months ended June 30, 2020, compared to $10,330,000 for the three months ended June 30, 2019, primarily due to a decrease in occupancy, average daily rate, and food, beverage, and other sundry hotel services during the second quarter of 2020 as compared to the second quarter of 2019 as a result of COVID-19. The outbreak of COVID-19 (see "—COVID-19" above), the temporary closure of the nearby Sacramento Convention Center until its expected reopening in early 2021, and renovations of the guest rooms, food and beverage amenities, public areas, meeting rooms and other amenities at the hotel during 2020, to the extent such renovations are resumed, are expected to cause hotel revenue to decline materially during the remainder of 2020 as compared to the third and fourth quarters of 2019.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue decreased to $1,598,000, or by 46.3%, for the three months ended June 30, 2020, compared to $2,977,000 for the three months ended June 30, 2019. The decrease is primarily due to a decrease in premium income from the sale of the guaranteed portion of our SBA 7(a) loans, as well as a decrease in interest income resulting from a decrease in the prime rate.
Interest and Other Income: Interest and other income represents revenue generated outside of our reportable segments. Interest and other income decreased to $35,000 for the three months ended June 30, 2020, compared to $1,499,000 for the three months ended June 30, 2019. The decrease primarily relates to interest earned during the three months ended June 30, 2019 on the proceeds from certain of the 2019 Asset Sales.
Expenses
Office Expenses: Office expenses decreased to $5,504,000, or by 39.6%, for the three months ended June 30, 2020, compared to $9,115,000 for the three months ended June 30, 2019. The decrease is primarily due to the sale of an office property in Oakland, California, which was consummated in May 2019, the sale of two office properties in Washington, D.C., which was consummated in July 2019, and a decrease in payroll costs at one of our office properties. The aforementioned sale of two office properties in Washington, D.C. is expected to cause office expenses to decline materially during the remainder of 2020 as compared to the third and fourth quarters of 2019, which decline is expected to be partially offset as a result of expenses incurred to implement best-practice as well as legally-required safety measures in respect of COVID-19.
Hotel Expenses: Hotel expenses decreased to $2,232,000, or by 67.2%, for the three months ended June 30, 2020, compared to $6,808,000 for the three months ended June 30, 2019, primarily as a result of decreased occupancy at the hotel due to COVID-19. The outbreak of COVID-19 (see "—COVID-19" above), the temporary closure of the nearby Sacramento Convention Center until its expected reopening in early 2021, and renovations of the guest rooms, food and beverage amenities, public areas, meeting rooms and other amenities at the hotel during 2020, to the extent such renovations are resumed, are expected to cause hotel expenses to decline materially during the remainder of 2020 as compared to the third and fourth quarters of 2019, which decline is expected to be partially offset as a result of expenses incurred to implement best-practice as well as legally-required safety measures in respect of COVID-19.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related party. Lending expenses increased to $1,708,000, or by 20.1%, for the three months ended June 30, 2020, compared to $1,422,000 for the three months ended June 30, 2019, primarily due to an increase in costs incurred and expense reimbursements to related parties due to an increase in allocated expenses related to the development of the loan origination platform for the Paycheck Protection Program and assistance with origination of SBA 7(a) loans under the Paycheck Protection Program, partially offset by a decrease in interest expense as a result of a reduction in the outstanding balances of our SBA 7(a) loan-backed notes and secured borrowings. In connection with the upcoming retirement of our President on September 16, 2020, subject to the satisfaction of certain conditions, a portion of his $450,000 payment (reflecting one year of his base salary) will be borne by us based on the time that he devoted to the Company relative to other matters relating to CIM Group, which payment will increase costs during the third quarter of 2020.
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments, were $2,376,000 for the three months ended June 30, 2020, a decrease of $819,000, compared to $3,195,000 for the three months ended June 30, 2019. Asset management fees totaled $2,376,000 for the three months ended June 30, 2020, compared to $2,919,000 for the three months ended June 30, 2019. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban's assets, which are appraised in the fourth quarter of each year. The lower fees reflect a decrease in the adjusted fair value of CIM Urban's assets due to the sale of an office property in Oakland, California, which was consummated in May 2019, and the sale of two office properties in Washington, D.C., which was consummated in July 2019, partially offset by incremental capital expenditures incurred in the first six months of 2020.
CIM Commercial also paid a Base Service Fee to the Administrator, a related party, which totaled $276,000 for the three months ended June 30, 2019. On May 11, 2020, the Master Services Agreement was amended to replace the Base Service Fee with the Incentive Fee. The amendment is effective as of April 1, 2020. The Administrator did not earn an Incentive Fee for the three months ended June 30, 2020. Based on the expected performance of the Company for the remainder of 2020, we do not anticipate paying any Incentive Fee in respect of any period in 2020.
Expense Reimbursements to Related Parties—Corporate: The Administrator received compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered by the Base Service Fee or the Incentive Fee, as the case may be. For the three months ended June 30, 2020 and 2019, we expensed $615,000 and $542,000 for such services, respectively.
Interest Expense: Interest expense, which has not been allocated to our operating segments, was $2,707,000 for the three months ended June 30, 2020, an increase of $693,000 compared to $2,014,000 for the three months ended June 30, 2019. The increase is primarily due to a higher average outstanding principal balance on our 2018 revolving credit facility during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, partially offset by a decrease in the LIBOR component of our interest rates and the legal defeasance of a mortgage loan with an outstanding principal balance of $39,500,000 in connection with the sale of an office property in Oakland, California, which was consummated in May 2019. The increase in the average outstanding principal balance on our 2018 revolving credit facility as well as the likelihood that we will have to pay a higher rate of interest on the 2018 revolving credit facility for the remainder of 2020 as a result of an amendment to the 2018 revolving credit facility that we are negotiating with the administrative agent, partially offset by decreases in the LIBOR component of our interest rates, are expected to cause interest expense to increase materially during the remainder of 2020 as compared to the third and fourth quarters of 2019. However, the magnitude of any such increase cannot be predicted as it will depend on a number of factors such as the amount and timing of future borrowings or repayments on our 2018 revolving credit facility and on our 2020 unsecured revolving credit facility and the terms and amount of any new borrowings we may enter into.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $903,000 for the three months ended June 30, 2020, a decrease of $118,000 compared to $1,021,000 for the three months ended June 30, 2019.
Transaction Costs: Transaction costs totaled $0 for the three months ended June 30, 2020 and $216,000 for the three months ended June 30, 2019.
Depreciation and Amortization Expense: Depreciation and amortization expense was $5,197,000 for the three months ended June 30, 2020, a decrease of $1,988,000 compared to $7,185,000 for the three months ended June 30, 2019. The decrease is primarily due to the impairment of two office properties and one development site in Washington, D.C., which decreased the carrying amounts of such properties and the depreciation thereon until such properties were held for sale in late June 2019 and sold in late July 2019.
Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt was $0 for the three months ended June 30, 2020, compared to $4,911,000 for the three months ended June 30, 2019. In May 2019, one mortgage loan, with an outstanding principal balance of $39,500,000 at such time, was legally defeased in connection with the sale of the related property. Loss on early extinguishment of debt for the three months ended June 30, 2019 consists of the costs associated with the aforementioned legal defeasance, the write-off of unamortized deferred loan costs, and the difference between the purchase price of the U.S. government securities and the outstanding principal balance of the mortgage loan that was legally defeased.
Impairment of Real Estate:  Impairment of real estate was $0 for the three months ended June 30, 2020 and $2,800,000 for the three months ended June 30, 2019. In connection with our negotiation of an agreement with an unrelated third-party for the sale of 100% fee-simple interests in two office properties and one development site in Washington, D.C., which sale was consummated in July 2019, we determined that the book value of such properties exceeded their estimated fair value and recognized an impairment charge of $66,200,000 during the three months ended March 31, 2019 under the held-and-used impairment model. Following our signing of the agreement for the sale of the aforementioned properties and our receipt of a non-refundable deposit in respect of their sale in June 2019, such properties were classified as held for sale as of June 30, 2019 and we recognized an additional impairment charge of $2,800,000 under the held-for-sale impairment model during the three months ended June 30, 2019. Our determination of the fair values of such properties was based on negotiations with the third-party buyer and the contract sales price.
        Gain on sale of real estate: Gain on sale of real estate was $0 for the three months ended June 30, 2020 and $55,221,000 for the three months ended June 30, 2019. We recognized a gain on sale of real estate of $55,221,000 in connection with the sale of an office property in Oakland, California, which was consummated in May 2019.

Provision for Income Taxes: Provision for income taxes was $(691,000) for the three months ended June 30, 2020 and $281,000 for the three months ended June 30, 2019. The decrease is due to a decrease in taxable income at our taxable REIT subsidiaries (“TRSs”) during the three months ended June 30, 2020 resulting primarily from the effects of COVID-19 on our hotel in Sacramento, California.
Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019
Net (Loss) Income

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Total revenues	$42,045	$84,133	$(42,088)	(50.0)%
Total expenses	48,055	172,146	(124,091)	(72.1)%
Gain on sale of real estate	—	432,802	(432,802)	—
Net (loss) income	(5,297)	344,190	(349,487)	—
Net (loss) income decreased to $(5,297,000), or by $(349,487,000), for the six months ended June 30, 2020, compared to net income of $344,190,000 for the six months ended June 30, 2019. The decrease is primarily attributable to the gain on sale of real estate of $432,802,000 recognized during the six months ended June 30, 2019, a decrease of $24,261,000 in segment net operating income, primarily due to the sales of three office properties and a parking garage in Oakland, California, the sale of an office property in Washington, D.C., and the sale of an office property in San Francisco, California, all of which were consummated in March 2019, the sale of an office property in Oakland, California, which was consummated in May 2019, the sale of two office properties in Washington, D.C., which was consummated in July 2019 (the "2019 Asset Sales"), a decrease of $1,782,000 in interest and other income not allocated to our operating segments, an increase of $238,000 in expense reimbursements to related parties—corporate, and an increase of $106,000 in interest expense not allocated to our operating segments, partially offset by $69,000,000 in impairment of real estate recognized during the six months ended June 30, 2019, a $29,982,000 loss on early extinguishment of debt recognized during the six months ended June 30, 2019, a decrease of $6,360,000 in depreciation and amortization, a decrease of $2,776,000 in asset management and other fees to related parties not allocated to our operating segments, and a decrease of $1,312,000 in provision for income taxes.

FFO
We believe that FFO is a widely recognized and appropriate measure of the performance of a REIT and that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO represents net income (loss) attributable to common stockholders, computed in accordance with GAAP, which reflects the deduction of redeemable preferred stock dividends declared or accumulated, redeemable preferred stock deemed dividends, and redeemable preferred stock redemptions, excluding gains (or losses) from sales of real estate, impairment of real estate, and real estate depreciation and amortization. We calculate FFO in accordance with the standards established by the NAREIT.
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

The following table sets forth a reconciliation of net (loss) income attributable to common stockholders to FFO attributable to common stockholders:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net (loss) income attributable to common stockholders (1)	$(14,928)	$335,891
Depreciation and amortization	10,455	16,815
Impairment of real estate	—	69,000
Gain on sale of depreciable assets	—	(432,802)
FFO attributable to common stockholders (1)	$(4,473)	$(11,096)

(1)In connection with the sale of certain properties during the six months ended June 30, 2019, we recognized a $29,982,000 loss on early extinguishment of debt related to the legal defeasance and prepayment of mortgage loans collateralized by such properties. Such loss on early extinguishment of debt is included in, and has the effect of reducing, net income attributable to common stockholders and FFO attributable to common stockholders, because loss on early extinguishment of debt is not an adjustment prescribed by NAREIT.
FFO attributable to common stockholders was $(4,473,000) for the six months ended June 30, 2020, an increase of $6,623,000 compared to $(11,096,000) for the six months ended June 30, 2019. The increase in FFO was primarily attributable to a $29,982,000 loss on early extinguishment of debt recognized during the six months ended June 30, 2019, a decrease of $2,776,000 in asset management and other fees to related parties not allocated to our operating segments, and a decrease of $1,312,000 in provision for income taxes, partially offset by a decrease of $24,261,000 in segment net operating income, a decrease of $1,782,000 in interest and other income not allocated to our operating segments, an increase of $882,000 in redeemable preferred stock dividends declared or accumulated, an increase of $238,000 in expense reimbursements to related parties—corporate, and an increase of $106,000 in interest expense not allocated to our operating segments.
Summary Segment Results
During the six months ended June 30, 2020 and 2019, CIM Commercial operated in three segments: office and hotel properties and lending. Set forth and described below are summary segment results for our operating segments.

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenues:
Office	$28,660	$55,495	$(26,835)	(48.4)%
Hotel	9,367	20,919	(11,552)	(55.2)%
Lending	3,982	5,901	(1,919)	(32.5)%
Expenses:
Office	11,648	22,828	(11,180)	(49.0)%
Hotel	8,714	13,516	(4,802)	(35.5)%
Lending	3,081	3,144	(63)	(2.0)%
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased to $28,660,000, or by 48.4%, for the six months ended June 30, 2020 compared to $55,495,000 for the six months ended June 30, 2019. The decrease is primarily due to the 2019 Asset Sales, lower revenues at an office property in Los Angeles, California, and lower revenues at an office property in Beverly Hills, California due to a decrease in occupancy as compared to the prior year, partially offset by an increase in rental revenue at one of our properties due to an increase in rental rates as a result of leasing activity and increases in expense reimbursements at certain of our properties. The sale of two office properties in Washington, D.C., which was consummated in July 2019, is expected to cause office revenue to decline materially during the remainder of 2020 as compared to the third and fourth quarters of 2019. Additionally, the economic downturn caused by COVID-19 will adversely affect the operations of our office portfolio for the fiscal year ending December 31, 2020 as described in "—COVID-19" above.
Hotel Revenue: Hotel revenue decreased to $9,367,000, or by 55.2%, for the six months ended June 30, 2020, compared to $20,919,000 for the six months ended June 30, 2019, primarily due to decreases in occupancy, average daily rate, and food, beverage, and other sundry hotel services during the period starting in March 2020 through June 2020 as compared to the same period in the prior year as a result of COVID-19 (see "—COVID-19" above). The outbreak of COVID-19, the temporary closure of the nearby Sacramento Convention Center until its expected reopening in early 2021, and renovations of the guest rooms, food and beverage amenities, public areas, meeting rooms and other amenities at the hotel during 2020, to the extent such renovations are resumed, are expected to cause hotel revenue to decline materially during the remainder of 2020 as compared to the third and fourth quarters of 2019.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue decreased to $3,982,000, or by 32.5%, for the six months ended June 30, 2020, compared to $5,901,000 for the six months ended June 30, 2019. The decrease is primarily due to a decrease in premium income from the sale of the guaranteed portion of our SBA 7(a) loans, a decrease in interest income resulting from a decrease in the prime rate, and a decrease in loan servicing income.
Interest and Other Income: Interest and other income represents revenue generated outside of our reportable segments. Interest and other income decreased to $36,000 for the six months ended June 30, 2020, compared to $1,818,000 for the six months ended June 30, 2019. The decrease primarily relates to interest earned during the six months ended June 30, 2019 on the proceeds from certain of the 2019 Asset Sales.
Expenses
Office Expenses: Office expenses decreased to $11,648,000, or by 49.0%, for the six months ended June 30, 2020, compared to $22,828,000 for the six months ended June 30, 2019. The decrease is primarily due to the 2019 Asset Sales, partially offset by an increase in payroll costs at one of our properties. The sale of two office properties in Washington, D.C., which was consummated in July 2019, is expected to cause office expenses to decline materially during the remainder of 2020 as compared to the third and fourth quarters of 2019, which decline is expected to be partially offset as a result of expenses incurred to implement best-practice as well as legally-required safety measures in respect of COVID-19.
Hotel Expenses: Hotel expenses decreased to $8,714,000, or by 35.5%, for the six months ended June 30, 2020, compared to $13,516,000 for the six months ended June 30, 2019, primarily as a result of decreased occupancy at the hotel during the period starting March 2020 through June 2020 as compared to the same period in the prior year as a result of COVID-19. The outbreak of COVID-19 (see "—COVID-19" above), the temporary closure of the nearby Sacramento Convention Center until its expected reopening in early 2021, and renovations of the guest rooms, food and beverage amenities, public areas, meeting rooms and other amenities at the hotel during 2020, to the extent such renovations are resumed, are expected to cause hotel expenses to decline materially during the remainder of 2020 as compared to the third and fourth quarters of 2019, which decline is expected to be partially offset as a result of expenses incurred to implement best-practice as well as legally-required safety measures in respect of COVID-19.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related party. Lending expenses decreased to $3,081,000, or by 2.0%, for the six months ended June 30, 2020, compared to $3,144,000 for the six months ended June 30, 2019, primarily due to a decrease in interest expense as a result of a reduction in the outstanding balance of our SBA 7(a) loan-backed notes and secured borrowings, partially offset by an increase in costs incurred and expense reimbursements to related parties due to an increase in allocated expenses related to the development of the loan origination platform for the Paycheck Protection Program and assistance with origination of SBA 7(a) loans under the Paycheck Protection Program. In connection with the upcoming retirement of our President on September 16, 2020, subject to the satisfaction of certain conditions, a portion of his $450,000 payment (reflecting one year of his base salary) will be borne by us based on the time that he devoted to the Company relative to other matters relating to CIM Group, which payment will increase costs during the third quarter of 2020.
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments, were $5,021,000 for the six months ended June 30, 2020, a decrease of $2,776,000, compared to $7,797,000 for the six months ended June 30, 2019. Asset management fees totaled $4,739,000 for the six months ended June 30, 2020, compared to $7,245,000 for the six months ended June 30, 2019. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban's assets, which are appraised in the fourth quarter of each year. The lower fees reflect a decrease in the adjusted fair value of CIM Urban's assets due to the 2019 Asset Sales, partially offset by incremental capital expenditures incurred in the first six months of 2020.

CIM Commercial also paid a Base Service Fee to the Administrator, a related party, which totaled $282,000 for the six months ended June 30, 2020 compared to $552,000 for the six months ended June 30, 2019. On May 11, 2020, the Master Services Agreement was amended to replace the Base Service Fee with the Incentive Fee. The amendment is effective as of April 1, 2020. The Administrator did not earn an Incentive Fee for the three months ended June 30, 2020. Based on the expected performance of the Company for the remainder of 2020, we do not anticipate paying any Incentive Fee in respect of any period in 2020.
Expense Reimbursements to Related Parties—Corporate: The Administrator received compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered by the Base Service Fee or the Incentive Fee, as the case may be. For the six months ended June 30, 2020 and 2019, we expensed $1,427,000 and $1,189,000 for such services, respectively.
Interest Expense: Interest expense, which has not been allocated to our operating segments, was $5,583,000 for the six months ended June 30, 2020, an increase of $106,000 compared to $5,477,000 for the six months ended June 30, 2019. The increase is primarily due to a higher average outstanding principal balance on our 2018 revolving credit facility during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 and income recognized during the six months ended June 30, 2019 in connection with the termination of our then remaining interest rate swaps, partially offset by a decrease in the LIBOR component of our interest rates and the legal defeasance of mortgage loans with an aggregate outstanding principal balance of $205,500,000 in connection with the sale of three office properties and a parking garage in Oakland, California, the prepayment of a $46,000,000 mortgage loan in connection with the sale of an office property in Washington, D.C., and the assumption of a $28,200,000 mortgage loan by the buyer of an office property in San Francisco, California, all of which were consummated in March 2019, and the legal defeasance of a mortgage loan with an outstanding principal balance of $39,500,000 in connection with the sale of an office property in Oakland, California, which was consummated in May 2019. The increase in the average outstanding principal balance on our 2018 revolving credit facility as well as the likelihood that we will have to pay a higher rate of interest on the 2018 revolving credit facility for the remainder of 2020 as a result of an amendment to the 2018 revolving credit facility that we are negotiating with the administrative agent, partially offset by decreases in the LIBOR component of our interest rates, are expected to cause interest expense to increase materially during the remainder of 2020 as compared to the third and fourth quarters of 2019. However, the magnitude of any such increase cannot be predicted as it will depend on a number of factors such as the amount and timing of future borrowings or repayments on our 2018 revolving credit facility and on our 2020 unsecured revolving credit facility and the terms and amount of any new borrowings we may enter into.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $2,126,000 for the six months ended June 30, 2020, a decrease of $12,000 compared to $2,138,000 for the six months ended June 30, 2019.
Transaction Costs: Transaction costs totaled $0 for the six months ended June 30, 2020 and $260,000 for the six months ended June 30, 2019.
Depreciation and Amortization Expense: Depreciation and amortization expense was $10,455,000 for the six months ended June 30, 2020, a decrease of $6,360,000 compared to $16,815,000 for the six months ended June 30, 2019. The decrease is primarily due to the sale of three office properties and a parking garage in Oakland, California that were held for sale starting in mid-January 2019 and sold in March 2019, the sale of an office property in Washington, D.C. that was held for sale starting in late January 2019 and sold in March 2019, the sale of an office property in Oakland, California that was held for sale in mid-March 2019 and sold in mid-May 2019, and the impairment of two office properties and one development site in Washington, D.C., which decreased the carrying amounts of such properties and the depreciation thereon until such properties were held for sale in late June 2019 and sold in late July 2019.
Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt was $0 for the six months ended June 30, 2020, compared to $29,982,000 for the six months ended June 30, 2019. In March 2019, we legally defeased mortgage loans with an aggregate outstanding principal balance of $205,500,000 in connection with the sale of three office properties and a parking garage in Oakland, California, we prepaid a $46,000,000 mortgage loan in connection with the sale of an office property in Washington, D.C., and a $28,200,000 mortgage loan was assumed by the buyer of an office property in San Francisco, California. In May 2019, one mortgage loan, with an outstanding principal balance of $39,500,000 at such time, was legally defeased in connection with the sale of the related property. Loss on early extinguishment of debt for the six months ended June 30, 2019 consists of the costs associated with the aforementioned legal defeasances, repayment, and assumption of mortgage loans, the write-off of unamortized deferred loan costs, and, with regards to the legal defeasances, the difference between the purchase price of the U.S. government securities and the outstanding principal balance of the mortgage loans that were legally defeased.
Impairment of Real Estate:  Impairment of real estate was $0 for the six months ended June 30, 2020 and $69,000,000 for the six months ended June 30, 2019. In connection with our negotiation of an agreement with an unrelated third-party for the sale of 100% fee-simple interests in two office properties and one development site in Washington, D.C., which sale was consummated in July 2019, we determined that the book value of such properties exceeded their estimated fair value and recognized impairment charges totaling $69,000,000 during the six months ended June 30, 2019. Our determination of the fair values of such properties was based on negotiations with the third-party buyer and the contract sales price.
        Gain on sale of real estate: Gain on sale of real estate was $0 for the six months ended June 30, 2020 and $432,802,000 for the six months ended June 30, 2019. We recognized a gain on sale of real estate of $289,779,000 in connection with the sale of three office properties and a parking garage in Oakland, California, $45,710,000 in connection with the sale of an office property in Washington, D.C., and $42,092,000 in connection with the sale of an office property in San Francisco, California, all of which were consummated in March 2019, and a gain on sale of real estate of $55,221,000 in connection with the sale of an office property in Oakland, California, which was consummated in May 2019.
Provision for Income Taxes: Provision for income taxes was $(713,000) for the six months ended June 30, 2020 and $599,000 for the six months ended June 30, 2019. The decrease is due to a decrease in taxable income at our TRSs during the six months ended June 30, 2020 resulting primarily from the effects of COVID-19 on our hotel in Sacramento, California.
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
Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, or re-leasing of space in existing properties (including, without limitation, (i) a repositioning of an existing office building at 4750 Wilshire Boulevard in Los Angeles, California, into vibrant, collaborative office space, which repositioning is expected to cost approximately $14,500,000, of which $1,668,000 had been paid as of June 30, 2020, provided, however, the vast majority of such repositioning has been temporarily suspended due to COVID-19, and (ii) renovations of the guest rooms, food and beverage amenities, public areas, meeting rooms and other amenities at the Sheraton Grand Hotel in Sacramento, California, which renovations are expected to cost approximately $26,300,000, of which $2,193,000 had been paid as of June 30, 2020, provided, however, the vast majority of such renovations have been temporarily suspended due to COVID-19), capital expenditures, refinancing of indebtedness, SBA 7(a) loan originations, paying distributions on our Preferred Stock or any other preferred stock we may issue, any future repurchase and or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock) and distributions on our Common Stock. We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through one or more of the methods described in the immediately preceding paragraph. However, our ability to use any of these methods are highly uncertain and cannot be predicted, and could be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and other risks detailed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
        Revolving Credit Facilities
        In October 2018, CIM Commercial entered into the 2018 revolving credit facility with a bank syndicate pursuant to which CIM Commercial can borrow up to a maximum of $250,000,000, subject to a borrowing base calculation. The 2018 revolving credit facility is secured by deeds of trust on certain properties. Outstanding advances under the 2018 revolving credit facility bear interest at (i) the base rate plus 0.55% or (ii) LIBOR plus 1.55%. At June 30, 2020 and December 31, 2019, the variable interest rate was 1.80% and 3.29%, respectively. The 2018 revolving credit facility is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The 2018 revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions. The 2018 revolving credit facility contains customary covenants and is not subject to any financial covenants, but is subject to a borrowing base calculation that determines the amount we can borrow. We are in discussions with the administrative agent of the 2018 revolving credit facility to modify the calculation of the borrowing base to mitigate the effect that COVID-19 has on our ability to borrow under our 2018 revolving credit facility. While the terms of the amendment have not been finalized, we expect to repay a portion of the outstanding principal balance of the 2018 revolving credit facility and to agree to a higher rate of interest for the duration of the modification period (approximately one year). There can be no assurance that we will be able to successfully negotiate a modification. If we are unable to amend the borrowing base calculation, we will have to repay a portion of the outstanding principal balance of the 2018 revolving credit facility upon demand. We do not, however, expect any such repayment, if it were to occur, to have a material adverse effect on our financial position or results of operations. At August 5, 2020, June 30, 2020, and December 31, 2019, $209,500,000, $209,500,000 and $153,000,000, respectively, was outstanding under the 2018 revolving credit facility and approximately $0, $0, and $73,900,000, respectively, was available for future borrowings.
        At the beginning of May 2020, to further enhance its liquidity position and maintain financial flexibility, CIM Commercial entered into the 2020 unsecured revolving credit facility with a bank pursuant to which CIM Commercial can borrow up to a maximum of $10,000,000. Outstanding advances under the 2020 unsecured revolving credit facility bear interest at the rate of 1.00%. CIM Commercial also pays a revolving credit facility fee of 1.12% with each advance under the 2020 unsecured revolving credit facility, which fee is subject to a cap of $112,000 in the aggregate. The 2020 unsecured revolving credit facility matures in May 2022. The 2020 unsecured revolving credit facility contains certain customary covenants including a maximum leverage ratio and a minimum fixed charge coverage ratio, as well as certain other conditions. At each of August 5, 2020 and June 30, 2020, $0 was outstanding under the 2020 unsecured revolving credit facility and $10,000,000 was available for future borrowings.
        In June 2020, we borrowed funds from the Federal Reserve through the PPPLF. Advances under the PPPLF carry an interest rate of 0.35%, are made on a dollar-for-dollar basis based on the amount of loans originated under the Paycheck Protection Program and are secured by loans made by us under the Paycheck Protection Program. The PPPLF contains customary covenants but is not subject to any financial covenants. The maturity date of PPPLF borrowings is the same as the maturity date of the loans pledged to secure the extension of credit, generally two years. At maturity, both principal and accrued interest are due. The maturity date of a PPPLF borrowing will be accelerated if, among other things, we have been reimbursed by the SBA for a loan forgiveness (to the extent of the forgiveness), we have received payment from the SBA representing exercise of the loan guarantee or we have received payment from the underlying borrower (to the extent of the payment received). No new extensions of credit will be made under the PPPLF after September 30, 2020 unless the Federal Reserve Board and the United States Department of the Treasury decide to extend the PPPLF. We borrowed money under the PPPLF to finance all the loans we originated under the Paycheck Protection Program. As of August 5, 2020 and June 30, 2020, $16,016,000 and $15,466,000, respectively, was outstanding under the PPPLF.
        Other Financing Activity
On May 30, 2018, we completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $38,200,000 of unguaranteed SBA 7(a) loan-backed notes. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of our collateralized SBA 7(a) loans, at issuance, we estimated the weighted average life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%. The outstanding balance of SBA 7(a) loan-backed notes on August 5, 2020, June 30, 2020, and December 31, 2019, was $15,573,000, $16,912,000 and $22,282,000, respectively.
Securities Offerings
        We conducted a continuous public offering of Series A Preferred Units from October 2016 through January 2020, where each Series A Preferred Unit consisted of one share of Series A Preferred Stock and one Series A Preferred Warrant to purchase 0.25 of a share of Common Stock. Since February 2020, we have been conducting a continuous public offering of up to approximately $785,000,000 of our Series A Preferred Stock and Series D Preferred Stock. Since such time, our Series A Preferred Stock is no longer being issued as a unit with an accompanying Series A Preferred Warrant. Each share of Series A Preferred Stock and Series D Preferred Stock has a stated value of $25.00 per share, subject to adjustment. Holders of Series A Preferred Stock and Series D Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share at an annual rate of 5.5% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter) and 5.65% of the Series D Preferred Stock Stated Value (i.e., the equivalent of $0.35313 per share per quarter), respectively. As of June 30, 2020, we had issued 5,408,954 shares of Series A Preferred Stock, 4,603,287 Series A Preferred Warrants, and 6,900 shares of Series D Preferred Stock and received net proceeds of $123,506,000 ($122,725,000 of which was allocated to the Series A Preferred Stock, $614,000 of which was allocated to the Series A Preferred Warrants, and $167,000 of which was allocated to the Series D Preferred Stock) after commissions, fees, and allocated costs. As of June 30, 2020, there were 5,324,109 shares of Series A Preferred Stock, 4,603,287 Series A Preferred Warrants to purchase 1,194,159 shares of Common Stock, and 6,900 shares of Series D Preferred Stock outstanding. As of June 30, 2020, 84,845 shares of Series A Preferred Stock and no shares of Series D Preferred Stock had been redeemed.
On November 21, 2017, we issued 8,080,740 shares of Series L Preferred Stock having an initial stated value of $28.37 per share, subject to adjustment. In November 2019, pursuant to a tender offer, we repurchased 2,693,580 shares of Series L Preferred Stock. Holders of Series L Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series L Preferred Stock at an annual rate of 5.5% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year). If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.0% per year, up to a maximum rate of 8.5% per annum. However, prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, the Company must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by our Board of Directors at the end of the prior fiscal year. On December 20, 2019, our Board of Directors announced an Initial Dividend on shares of our Common Stock for fiscal year 2020 in the aggregate amount of $4,380,644.70, of which $2,207,000 had been paid as of June 30, 2020.
        On March 16, 2020, the Company established an “at the market” (“ATM”) program through which it may, from time to time in its discretion, offer and sell shares of Common Stock having an aggregate offering price of up to $25,000,000 through an investment banking firm acting as the sales agent. Sales of Common Stock under the ATM program may be made directly on or through Nasdaq, among other methods. The Company intends to use the net proceeds from shares sold under the ATM program, if any, for general corporate purposes, acquisitions of shares of our preferred stock, whether through one or more tender offers, share repurchases or otherwise, and acquisitions consistent with our acquisition and asset management strategies. As of August 5, 2020, no sales of Common Stock have been made under the ATM program. The Company will determine whether to utilize the ATM program based on, among other things, its funding needs, the pace of its offering of Preferred Stock, the market price of its Common Stock, the costs of other funding alternatives and the return on potential acquisitions or redevelopments for which the proceeds of the offering may be used.
If current conditions continue for an extended period of time, raising capital may be more challenging than under conditions prior to COVID-19.
Available Borrowings and Cash Balances
We have typically financed our capital needs through offerings of shares of Preferred Stock, long-term secured mortgages, unsecured term loan facilities, unsecured or secured short-term credit facilities, and cash flows from operations. As of June 30, 2020 and December 31, 2019, we had total indebtedness of $371,666,000 and $307,421,000, respectively. As of August 5, 2020, June 30, 2020 and December 31, 2019, $209,500,000, $209,500,000 and $153,000,000, respectively, was outstanding under our 2018 revolving credit facility and approximately $0, $0 and $73,900,000, respectively, was available for future borrowings. At each of August 5, 2020 and June 30, 2020, $0 was outstanding under the 2020 unsecured revolving credit facility and $10,000,000 was available for future borrowings.
Cash Flow Analysis
Our cash and cash equivalents and restricted cash totaled $86,152,000 and $35,947,000 at June 30, 2020 and December 31, 2019, respectively. Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the RevPAR of our hotel, the collectability of rent and recoveries from our tenants, and loan related activity, many of which have been negatively impacted by the effects of COVID-19 during the six months ended June 30, 2020. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities totaled $5,241,000 for the six months ended June 30, 2020 compared to $24,937,000 for the six months ended June 30, 2019. The decrease was primarily due to a $22,027,000 decrease in net (loss) income adjusted for the gain on sale of real estate, depreciation and amortization expense, impairment of real estate, and loss on early extinguishment of debt and a decrease of $12,924,000 in proceeds from the sale of guaranteed loans, partially offset by an increase of $9,750,000 resulting from a lower level of working capital used compared to the prior period, a decrease of $4,589,000 in loans funded, and an increase of $2,152,000 in principal collected on loans subject to secured borrowings.

Our cash flows from investing activities are primarily related to property acquisitions and sales, expenditures for development or repositioning of properties, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash used in investing activities for the six months ended June 30, 2020 was $23,343,000 compared to net cash provided by investing activities of $748,955,000 in the corresponding period in 2019. The decrease was primarily due to $765,116,000 of cash generated from the sale of real estate during the six months ended June 30, 2019, and a $13,936,000 increase in loans funded, partially offset by a decrease of $6,558,000 in cash used to fund additions to investments in real estate, and a $456,000 increase in principal collected on loans.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash provided by financing activities for the six months ended June 30, 2020 was $68,307,000 compared to net cash used in financing activities of $466,851,000 in the corresponding period in 2019. We had net debt borrowings inclusive of secured borrowings and SBA 7(a) loan-backed notes of the lending business, of $63,983,000 for the six months ended June 30, 2020, compared with net debt payments of $182,858,000 for the six months ended June 30, 2019. Additionally, for the six months ended June 30, 2019, we had an outflow of $268,194,000 for investments in marketable securities in connection with the legal defeasance of certain mortgage loans and an outflow of $5,660,000 for prepayment penalties and other payments related to the early extinguishment of debt in connection with the 2019 Asset Sales. The source of funds used to pay dividends of $14,796,000 for the six months ended June 30, 2020, which include an annual Series L dividend of $8,406,000 paid in January 2020, and dividends of $26,895,000 for the six months ended June 30, 2019, which include an annual Series L dividend of $14,045,000 paid in January 2019, was, in both of the aforementioned periods, cash provided by operating activities and cash on hand at the beginning of the respective periods. Proceeds from the issuance of our Series A Preferred Stock, Series A Preferred Warrants and Series D Preferred Stock were $21,495,000 during the six months ended June 30, 2020 compared to $17,521,000 in the corresponding period in 2019, while redemption of Series A Preferred Stock was $1,626,000 during the six months ended June 30, 2020 compared to $153,000 in the corresponding period in 2019, and cash used for the payment of deferred stock offering costs totaled $501,000 for the six months ended June 30, 2020, compared to $336,000 in the corresponding period in 2019.

Summarized Contractual Obligations, Commitments and Contingencies
The following summarizes our contractual obligations at June 30, 2020:

	Payments Due by Period
Contractual Obligations	Total	2020	2021 - 2022	2023 - 2024	Thereafter
	(in thousands)
Debt:
Mortgage payable	$97,100	$—	$—	$—	$97,100
2018 revolving credit facility	209,500	—	209,500	—	—
Secured borrowings (1)	9,539	235	975	1,038	7,291
Other (1) (2)	59,448	2,859	16,370	2,043	38,176
Interest and fees:
Debt (3)	51,948	4,739	18,084	11,070	18,055
Other Contractual Obligations:
Borrower advances	2,688	2,688	—	—	—
Loan commitments	14,026	14,026	—	—	—
Tenant improvements	4,543	1,552	580	2,411	—
Total contractual obligations	$448,792	$26,099	$245,509	$16,562	$160,622

(1)Secured borrowings and principal payments on SBA 7(a) loan-backed notes (which are included in Other) are generally dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based on scheduled payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and or loan liquidations or charge-offs. No payment is due unless payments are received from the borrowers on the underlying loans.
(2)Represents the junior subordinated notes, SBA 7(a) loan-backed notes, and borrowed funds from the Federal Reserve through the PPPLF.
(3)Excludes premiums and discounts. For the mortgage payable, borrowed funds from the Federal Reserve through the PPPLF and junior subordinated notes, the interest expense is calculated based on the effective interest rate on the related debt at June 30, 2020. For our 2018 revolving credit facility, we use the balance outstanding and the applicable rates in effect at June 30, 2020, to calculate interest expense and the unused commitment fees. For our secured borrowings related to our government guaranteed loans, we use the variable rate in effect at June 30, 2020.
Off-Balance Sheet Arrangements
At June 30, 2020, we did not have any off-balance sheet arrangements.
Recently Issued Accounting Pronouncements
Our recently issued accounting pronouncements are described in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Dividends
Series A Preferred Stock—Holders of Series A Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter). Dividends on each share of Series A Preferred Stock begin accruing on, and are cumulative from, the date of issuance.
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

Cash dividends on our Series A Preferred Stock paid in respect of the six months ended June 30, 2020 consist of the following:

Declaration Date	Payment Date	Number of Shares	Cash Dividends
			(in thousands)
March 2, 2020	July 15, 2020	5,324,109	$594
March 2, 2020	June 15, 2020	5,033,203	$563
March 2, 2020	May 15, 2020	4,853,969	$554
January 28, 2020	April 15, 2020	4,827,633	$547
January 28, 2020	March 16, 2020	4,684,453	$530
January 28, 2020	February 18, 2020	4,581,353	$516
On June 3, 2020, we declared a quarterly cash dividend of $0.34375 per share of our Series A Preferred Stock, or portion thereof for issuances during the period from July 1, 2020 to September 30, 2020. As a result, $0.114583 per share will be paid on August 17, 2020 to holders of record of Series A Preferred Stock at the close of business on August 5, 2020, $0.114583 per share will be paid on September 15, 2020 to holders of record of Series A Preferred Stock at the close of business on September 5, 2020, and $0.114583 per share will be paid on October 15, 2020 to holders of record of Series A Preferred Stock at the close of business on October 5, 2020.
        Series D Preferred Stock—Holders of Series D Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series D Preferred Stock at an annual rate of 5.65% of the Series D Preferred Stock Stated Value (i.e., the equivalent of $0.35313 per share per quarter) (the “Series D Dividend”). Dividends on each share of Series D Preferred Stock begin accruing on, and are cumulative from, the date of issuance.
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
Cash dividends on our Series D Preferred Stock paid in respect of the six months ended June 30, 2020 consist of the following:

Declaration Date	Payment Date	Number of Shares	Cash Dividends
			(in thousands)
March 2, 2020	July 15, 2020	6,900	$1
March 2, 2020	June 15, 2020	6,900	$1
March 2, 2020	May 15, 2020	6,580	$1
March 2, 2020	April 15, 2020	5,980	$1
March 2, 2020	March 16, 2020	5,600	$0
On June 3, 2020, we declared a quarterly cash dividend of $0.353125 per share of our Series D Preferred Stock, or portion thereof for issuances during the period from July 1, 2020 to September 30, 2020. As a result, $0.117708 per share will be paid on August 17, 2020 to holders of record of Series D Preferred Stock at the close of business on August 5, 2020, $0.117708 per share will be paid on September 15, 2020 to holders of record of Series D Preferred Stock at the close of business on September 5, 2020, and $0.117708 per share will be paid on October 15, 2020 to holders of record of Series D Preferred Stock at the close of business on October 5, 2020.
        Series L Preferred Stock—Holders of Series L Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series L Preferred Stock at an annual rate of 5.5% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year). Dividends on each share of Series L Preferred Stock began accruing on, and are cumulative from, the date of issuance.
        We expect to pay dividends on the Series L Preferred Stock in arrears on an annual basis in accordance with the foregoing provisions, unless our results of operations, our general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.0% per year, up to a maximum rate of 8.5% per annum. However, prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, the Company must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by our Board of Directors at the end of the prior fiscal year. On December 20, 2019, our Board of Directors announced an Initial Dividend on shares of our Common Stock for fiscal year 2020 in the aggregate amount of $4,380,644.70, of which $2,207,000 had been paid as of June 30, 2020.
Accumulated cash dividends on our Series L Preferred Stock for the six months ended June 30, 2020 are included in the numerator for purposes of calculating basic and diluted net (loss) income attributable to common stockholders per share and consist of the following:

Accumulation Period
Start Date	End Date	Number of Shares	Dividends Accumulated
			(in thousands)
April 1, 2020	June 30, 2020	5,387,160	$2,101
January 1, 2020	March 31, 2020	5,387,160	$2,101
Common Stock—Holders of our Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by us out of legally available funds. In determining our dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor.
Cash dividends per share of Common Stock declared during the six months ended June 30, 2020 consist of the following:

Declaration Date	Payment Date	Type	Cash Dividend Per Common Share
June 3, 2020	June 29, 2020	Regular Quarterly	$0.075
March 2, 2020	March 25, 2020	Regular Quarterly	$0.075

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

The fair value of our mortgage payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgage payable, using a rate of 3.86% and 3.67% at June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, our mortgage payable had a book value of $96,939,000 and $96,926,000, respectively, and a fair value of $98,554,000 and $99,764,000, respectively.
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. At June 30, 2020 and December 31, 2019 (excluding premiums, discounts, and deferred loan costs), $112,566,000 (or 30.0%) and $97,100,000 (or 31.2%) of our debt, respectively, was fixed rate borrowings, and $263,021,000 (or 70.0%) and $214,504,000 (or 68.8%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding at June 30, 2020 and December 31, 2019, a 12.5 basis point change in LIBOR would result in an annual impact to our earnings of approximately $329,000 and $268,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt.

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of June 30, 2020, our Principal Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and include controls and procedures designed to ensure the information required to be disclosed by the Company in such reports is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors
        There have been no material changes to the risk factors disclosed in "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On April 10, 2020, the Company issued to the Operator 203,349 shares of our Common Stock, representing approximately 1.4% of the outstanding shares of our Common Stock prior to such issuance, as payment, in lieu of cash, for the $2,359,000 of asset management fees owed to the Operator for the first quarter of 2020. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

10.2	Form of Soliciting Dealer Agreement.
*31.1	Section 302 Officer Certification—Chief Executive Officer.
*31.2	Section 302 Officer Certification—Chief Financial Officer.
*32.1	Section 906 Officer Certification—Chief Executive Officer.
*32.2	Section 906 Officer Certification—Chief Financial Officer.
*101.INS	XBRL Instance Document — the instance document does not appear in the interactive data files because its XBRL on the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover page Interactive Data File, formatted in inline XBRL (included in Exhibit 101).
_______________________________________________________________________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIM COMMERCIAL TRUST CORPORATION
Dated: August 10, 2020	By:	/s/ DAVID THOMPSON David Thompson Chief Executive Officer

Dated: August 10, 2020	By:	/s/ NATHAN D. DEBACKER Nathan D. DeBacker Chief Financial Officer