Form 10-Q
period 2020-09-30
CIM Commercial Trust Corp
filed 2020-11-09
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One):
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Registrant’s telephone number, including area code)

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐
Smaller reporting company	☒	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 4, 2020, the Registrant had outstanding 14,827,410 shares of common stock, par value $0.001 per share.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

PART I
Financial Information

Item 1.
Financial Statements

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investments in real estate, net	$504,341	$508,707
Cash and cash equivalents	32,111	23,801
Restricted cash	9,877	12,146
Loans receivable, net	89,314	68,079
Accounts receivable, net	1,634	3,520
Deferred rent receivable and charges, net	35,330	34,857
Other intangible assets, net	6,205	7,260
Other assets	9,301	9,222
TOTAL ASSETS	$688,113	$667,592
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$326,546	$307,421
Accounts payable and accrued expenses	14,220	24,309
Intangible liabilities, net	730	1,282
Due to related parties	8,119	9,431
Other liabilities	9,137	10,113
Total liabilities	358,752	352,556
COMMITMENTS AND CONTINGENCIES (Note 14)
REDEEMABLE PREFERRED STOCK: Series A cumulative redeemable preferred stock, $0.001 par value; 36,000,000 shares authorized; 1,898,187 and 1,875,387 shares issued and outstanding, respectively, as of September 30, 2020 and 1,630,821 and 1,630,421 shares issued and outstanding, respectively, as of December 31, 2019; liquidation preference of $25.00 per share, subject to adjustment	42,642	36,841
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 36,000,000 shares authorized; 4,104,867 and 4,040,429 shares issued and outstanding, respectively, as of September 30, 2020 and 2,853,555 and 2,837,094 shares issued and outstanding, respectively, as of December 31, 2019; liquidation preference of $25.00 per share, subject to adjustment	100,386	70,633
Series D cumulative redeemable preferred stock, $0.001 par value; 32,000,000 shares authorized; 18,737 shares issued and outstanding as of September 30, 2020 and no shares issued and outstanding as of December 31, 2019; liquidation preference of $25.00 per share, subject to adjustment	463	—
Series L cumulative redeemable preferred stock, $0.001 par value; 9,000,000 shares authorized; 8,080,740 and 5,387,160 shares issued and outstanding, respectively, as of September 30, 2020 and December 31, 2019; liquidation preference of $28.37 per share, subject to adjustment	152,834	152,834
Common stock, $0.001 par value; 900,000,000 shares authorized; 14,827,410 shares issued and outstanding as of September 30, 2020 and 14,602,149 shares issued and outstanding as of December 31, 2019.	15	15
Additional paid-in capital	794,807	794,825
Distributions in excess of earnings	(762,245)	(740,617)
Total stockholders’ equity	286,260	277,690
Noncontrolling interests	459	505
Total equity	286,719	278,195
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$688,113	$667,592
           The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)
REVENUES:
Rental and other property income	$12,897	$17,306	$41,416	$73,306
Hotel income	1,525	7,734	10,153	27,087
Interest and other income	2,912	4,175	7,810	12,955
	17,334	29,215	59,379	113,348
EXPENSES:
Rental and other property operating	8,822	13,286	28,829	49,197
Asset management and other fees to related parties	2,387	2,699	7,408	10,496
Expense reimbursements to related parties—corporate	639	630	2,066	1,819
Expense reimbursements to related parties—lending segment	901	652	2,581	1,840
Interest	2,643	2,403	8,706	8,998
General and administrative	1,736	1,384	5,138	4,793
Transaction costs	—	340	—	600
Depreciation and amortization	5,273	5,180	15,728	21,995
Loss on early extinguishment of debt (Note 6)	281	—	281	29,982
Impairment of real estate (Note 3)	—	—	—	69,000
	22,682	26,574	70,737	198,720
Gain on sale of real estate (Note 3)	—	302	—	433,104
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(5,348)	2,943	(11,358)	347,732
(Benefit) provision for income taxes	(18)	87	(731)	686
NET (LOSS) INCOME	(5,330)	2,856	(10,627)	347,046
Net loss (income) attributable to noncontrolling interests	7	(8)	1	165
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	(5,323)	2,848	(10,626)	347,211
Redeemable preferred stock dividends declared or accumulated (Note 9)	(4,267)	(4,470)	(13,613)	(12,934)
Redeemable preferred stock deemed dividends (Note 9)	(87)	—	(300)	—
Redeemable preferred stock redemptions (Note 9)	(1)	—	(67)	(8)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(9,678)	$(1,622)	$(24,606)	$334,269
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE: (1)
Basic	$(0.65)	$(0.11)	$(1.67)	$22.90
Diluted	$(0.65)	$(0.11)	$(1.67)	$21.24
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: (1)
Basic	14,805	14,598	14,729	14,598
Diluted	14,805	14,599	14,729	15,825

(1)All share and per share amounts have been adjusted to give retroactive effect to the one-for-three reverse stock split of our common stock effected on September 3, 2019.
   The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)
NET (LOSS) INCOME	$(5,330)	$2,856	$(10,627)	$347,046
Other comprehensive loss: cash flow hedges	—	—	—	(1,806)
COMPREHENSIVE (LOSS) INCOME	(5,330)	2,856	(10,627)	345,240
Comprehensive loss (income) attributable to noncontrolling interests	7	(8)	1	165
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(5,323)	$2,848	$(10,626)	$345,405
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts)

	Nine Months Ended September 30, 2020
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

	Nine Months Ended September 30, 2020
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

(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Continued)
(In thousands, except share and per share amounts)

	Nine Months Ended September 30, 2020
	Common Stock		Preferred Stock
			Series A		Series D		Series L
	Shares	Par Value	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Distributions in Excess of Earnings	Non-controlling Interests	Total Equity
	(Unaudited)
Balances, June 30, 2020	14,827,410	$15	3,560,448	$88,660	6,900	$173	5,387,160	$152,834	$795,795	$(753,550)	$466	$284,393
Stock-based compensation expense	—	—	—	—	—	—	—	—	55	—	—	55
Common dividends ($0.075 per share) (1)	—	—	—	—	—	—	—	—	—	(1,112)	—	(1,112)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	—	—	—	—	(2,162)	—	(2,162)
Issuance of Series D Preferred Stock	—	—	—	—	11,837	290	—	—	(10)	—	—	280
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	—	—	—	—	(10)	—	(10)
Reclassification of Series A Preferred Stock to permanent equity	—	—	482,374	11,786	—	—	—	—	(1,039)	—	—	10,747
Redeemable Preferred Stock deemed dividends	—	—	—	—	—	—	—	—	—	(87)	—	(87)
Redemption of Series A Preferred Stock	—	—	(2,393)	(60)	—	—	—	—	6	(1)	—	(55)
Net loss	—	—	—	—	—	—	—	—	—	(5,323)	(7)	(5,330)
Balances, September 30, 2020	14,827,410	$15	4,040,429	$100,386	18,737	$463	5,387,160	$152,834	$794,807	$(762,245)	$459	$286,719

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

(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Continued)
(In thousands, except share and per share amounts)

	Nine Months Ended September 30, 2019
	Common Stock (1)		Preferred Stock
			Series A		Series L
	Shares	Par Value	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Earnings	Non-controlling Interests	Total Equity
	(Unaudited)
Balances, June 30, 2019	14,601,913	$44	2,142,676	$53,327	8,080,740	$229,251	$788,655	$—	$(105,634)	$617	$966,260
Contributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	455	455
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(468)	(468)
Extinguishment of noncontrolling interest	—	—	—	—	—	—	—	—	—	(113)	(113)
Stock-based compensation expense	324	—	—	—	—	—	56	—	—	—	56
Retirement of fractional shares	(88)	—	—	—	—	—	(1)	—	—	—	(1)
Change in par value	—	(29)	—	—	—	—	29	—	—	—	—
Special cash dividends ($42.00 per share) (Note 10)	—	—	—	—	—	—	—	—	(613,294)	—	(613,294)
Common dividends ($0.075 per share) (1)	—	—	—	—	—	—	—	—	(1,095)	—	(1,095)
Issuance of Series A Preferred Warrants	—	—	—	—	—	—	252	—	—	—	252
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	—	—	—	(1,318)	—	(1,318)
Reclassification of Series A Preferred Stock to permanent equity	—	—	307,856	7,663	—	—	(649)	—	—	—	7,014
Redemption of Series A Preferred Stock	—	—	(115)	(3)	—	—	—	—	—	—	(3)
Net income	—	—	—	—	—	—	—	—	2,848	8	2,856
Balances, September 30, 2019	14,602,149	$15	2,450,417	$60,987	8,080,740	$229,251	$788,342	$—	$(718,493)	$499	$360,601

(1)All share and per share amounts have been adjusted to give retroactive effect to the one-for-three reverse stock split of our common stock effected on September 3, 2019.
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,627)	$347,046
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent and amortization of intangible assets, liabilities and lease inducements	(1,013)	(2,019)
Depreciation and amortization	15,728	21,995
Reclassification from AOCI to interest expense	—	(1,806)
Reclassification from other assets to interest expense for swap termination	—	1,421
Change in fair value of swaps	—	209
Gain on sale of real estate	—	(433,104)
Impairment of real estate	—	69,000
Loss on early extinguishment of debt	281	29,982
Amortization of deferred loan costs	859	864
Amortization of premiums and discounts on debt	(97)	(150)
Unrealized premium adjustment	844	1,293
Amortization and accretion on loans receivable, net	(290)	(250)
Bad debt expense	2,311	73
Deferred income taxes	(915)	(76)
Stock-based compensation	167	138
Loans funded, held for sale to secondary market	(24,122)	(20,566)
Proceeds from sale of guaranteed loans	17,159	29,716
Principal collected on loans subject to secured borrowings	3,600	2,477
Other operating activity	(813)	(581)
Changes in operating assets and liabilities:
Accounts receivable and interest receivable	(60)	1,604
Other assets	1,159	2,065
Accounts payable and accrued expenses	598	(3,224)
Deferred leasing costs	(440)	(1,296)
Other liabilities	(870)	(7,956)
Due to related parties	3,710	(4,292)
Net cash provided by operating activities	7,169	32,563
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(13,210)	(19,946)
Proceeds from sale of real estate, net	—	941,032
Loans funded	(24,057)	(6,855)
Principal collected on loans	5,292	5,916
Other investing activity	81	354
Net cash (used in) provided by investing activities	(31,894)	920,501
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of unsecured revolving lines of credit, revolving credit facility and or term note	(48,000)	(135,500)
Proceeds from unsecured revolving lines of credit, revolving credit facility and or term note	61,500	74,000
Payment of mortgages payable	—	(46,000)
Investments in marketable securities in connection with the legal defeasance of mortgages payable	—	(268,194)
Prepayment penalties and other payments for early extinguishment of debt	—	(5,660)
Payment of principal on SBA 7(a) loan-backed notes	(7,159)	(7,625)
Borrowed funds from the Federal Reserve through the Paycheck Protection Program Liquidity Facility	16,016	—
Payment of principal on secured borrowings	(3,600)	(2,477)
(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)
Payment of deferred preferred stock offering costs	(683)	(497)
Payment of deferred loan costs	(535)	(34)
Payment of other deferred costs	(205)	(383)
Payment of common dividends	(3,319)	(12,045)
Payment of special cash dividends	—	(613,294)
Net proceeds from issuance of Series A Preferred Warrants	29	295
Net proceeds from issuance of Series A Preferred Stock	32,466	28,535
Net proceeds from issuance of Series D Preferred Stock	446	—
Payment of preferred stock dividends	(14,464)	(17,095)
Redemption of Series A Preferred Stock	(1,681)	(156)
Retirement of fractional shares of Common Stock	—	(1)
Noncontrolling interests’ distributions	(45)	(515)
Noncontrolling interests’ contributions	—	455
Net cash provided by (used in) financing activities	30,766	(1,006,191)
Change in cash balances included in assets held for sale	—	755
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	6,041	(52,372)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	35,947	77,171
End of period	$41,988	$24,799
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$32,111	$13,292
Restricted cash	9,877	11,507
Total cash and cash equivalents and restricted cash	$41,988	$24,799
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$7,952	$10,788
Federal income taxes paid	$273	$850
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additions to investments in real estate included in accounts payable and accrued expenses	$1,047	$3,275
Additions to deferred costs included in accounts payable and accrued expenses	$221	$344
Additions to preferred stock offering costs included in accounts payable and accrued expenses	$653	$467
Accrual of dividends payable to preferred stockholders	$2,715	$1,318
Preferred stock offering costs offset against redeemable preferred stock in temporary equity	$451	$249
Preferred stock offering costs offset against redeemable preferred stock in permanent equity	$4	$3
Reclassification of Series A Preferred Stock from temporary equity to permanent equity	$27,434	$26,729
Additions to deferred loan costs included in accounts payable and accrued expenses	$140	$—
Reclassification of loans receivable, net to real estate owned	$174	$243
Establishment of right-of use asset and lease liability	$—	$362
Marketable securities transferred in connection with the legal defeasance of mortgages payable	$—	$268,194
Mortgage notes payable legally defeased	$—	$245,000
Mortgage note assumed in connection with our sale of real estate	$—	$28,200
Redeemable preferred stock deemed dividends	$300	$—
Redeemable Series A Preferred Stock fees included in accounts payable and accrued expenses	$386	$—
Redeemable Series D Preferred Stock fees included in accounts payable and accrued expenses	$6	$—
Issuance of shares of Common Stock for asset management fees	$2,359	$—
Payment of management fees and base service fee in preferred stock	$2,663	$—
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

1. ORGANIZATION AND OPERATIONS
CIM Commercial Trust Corporation (“CIM Commercial” or the “Company”), a Maryland corporation and real estate investment trust (“REIT”), together with its wholly-owned subsidiaries (“we,” “us” or “our”) primarily acquires, owns, and operates Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States (including improving and developing such assets). These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, positive population trends and a propensity for growth. We were originally organized in 1993 as PMC Commercial Trust (“PMC Commercial”), a Texas real estate investment trust.
On July 8, 2013, PMC Commercial entered into a merger agreement with CIM Urban REIT, LLC (“CIM REIT”), an affiliate of CIM Group, L.P. (“CIM Group” or “CIM”), and subsidiaries of the respective parties. CIM REIT was a private commercial REIT and was the owner of CIM Urban Partners, L.P. (“CIM Urban”). The merger was completed on March 11, 2014 (the “Acquisition Date”).
Our common stock, $0.001 par value per share (“Common Stock”), is currently traded on the Nasdaq Global Market (“Nasdaq”), under the ticker symbol “CMCT”, and on the Tel Aviv Stock Exchange (the “TASE”), under the ticker symbol “CMCT-L.” Our Series L preferred stock, $0.001 par value per share (“Series L Preferred Stock”), is currently traded on Nasdaq and on the TASE, in each case under the ticker symbol “CMCTP.” We have authorized for issuance 900,000,000 shares of common stock and 100,000,000 shares of preferred stock (“Preferred Stock”).
    We filed Articles of Amendment (the “Reverse Stock Split Amendment”) to effectuate a one-for-three reverse stock split of our Common Stock, effective on September 3, 2019 (the “Reverse Stock Split”). Pursuant to the Reverse Stock Split Amendment, every three shares of Common Stock issued and outstanding immediately prior to the effective time of the Reverse Stock Split were converted into one share of Common Stock, par value $0.003 per share. In connection with the Reverse Split Amendment, the Company filed Articles of Amendment to revert the par value of the Common Stock issued and outstanding from $0.003 per share to $0.001 per share, effective as of September 3, 2019, following the effective time of the Reverse Split Amendment. All Common Stock and per share of Common Stock amounts set forth in this Quarterly Report on Form 10-Q have been adjusted to give retroactive effect to the Reverse Stock Split, unless otherwise stated.
CIM Commercial has qualified and intends to continue to qualify as a REIT, as defined in the Internal Revenue Code of 1986, as amended.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
For more information regarding our significant accounting policies and estimates, please refer to “Basis of Presentation and Summary of Significant Accounting Policies” contained in Note 2 to our consolidated financial statements for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2020.
Interim Financial Information—The accompanying interim consolidated financial statements of CIM Commercial have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 given, among other things, the uncertain impact of the novel coronavirus (“COVID-19”) on our operations during the remainder of the year. Our accompanying interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 16, 2020.
Principles of Consolidation—The consolidated financial statements include the accounts of CIM Commercial and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

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
Investments in real estate are evaluated for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two of the impairment testing under GAAP is based on either the income approach, with market discount rate, terminal capitalization rate and rental rate assumptions being most critical to such analysis, or on the sales comparison approach to similar properties. Assets held for sale are reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Company as held for sale, we will cease recording depreciation and amortization of the asset. For the three and nine months ended September 30, 2020, we recognized no impairment of long-lived assets. For the three and nine months ended September 30, 2019, we recognized impairment of long-lived assets of $0 and $69,000,000, respectively (Note 3).
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
Changes in the estimated fair value of a derivative (effective and ineffective components) that is highly effective and that is designated and qualifies as a cash flow hedge are initially recorded in other comprehensive income (“OCI”), and are subsequently reclassified into earnings as a component of interest expense when the variability of cash flows of the hedged transaction affects earnings (e.g., when periodic settlements of a variable-rate asset or liability are recorded in earnings). When an interest rate swap designated as a cash flow hedge no longer qualifies for hedge accounting, we recognize changes in the estimated fair value of the hedge previously deferred to accumulated other comprehensive income (“AOCI”), along with any changes in estimated fair value occurring thereafter, through earnings. We classify cash flows from interest rate swap agreements as net cash provided by operating activities on the consolidated statements of cash flows as our accounting policy is to present the cash flows from the hedging instruments in the same category in the consolidated statements of cash flows as the category for the cash flows from the hedged items. See Note 11 for disclosures about our derivative financial instruments and hedging activities.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

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
For the three and nine months ended September 30, 2020 and 2019, we recognized rental income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Rental and other property income
Fixed lease payments (1)	$12,382	$15,389	$38,294	$66,925
Variable lease payments (2)	515	1,917	3,122	6,381
Rental and other property income	$12,897	$17,306	$41,416	$73,306

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

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
We recognized hotel income of $1,525,000 and $7,734,000 for the three months ended September 30, 2020 and 2019, respectively, and $10,153,000 and $27,087,000 for the nine months ended September 30, 2020 and 2019, respectively. Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 17:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Hotel properties
Hotel income	$1,525	$7,734	$10,153	$27,087
Rental and other property income	222	736	911	2,208
Interest and other income	15	41	65	135
Hotel revenues	$1,762	$8,511	$11,129	$29,430
Tenant recoveries outside of the lease agreements
Tenant recoveries outside of the lease agreements are related to construction projects in which our tenants have agreed to fully reimburse us for all costs related to construction. These services include architectural, permit expediter and construction services. At inception of the contract with the customer, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate. While these individual services are distinct, in the context of the arrangement with the customer, all of these services are bundled together and represent a single package of construction services requested by the customer. The Company satisfies its performance obligation and recognizes revenues associated with these services over time as the construction is completed. No such amounts were recognized for tenant recoveries outside of the lease agreements for each of the three months ended September 30, 2020 and 2019, and $0 and $205,000 were recognized for the nine months ended September 30, 2020 and 2019, respectively, which amounts are included in interest and other income on the consolidated statements of operations. As of September 30, 2020, there were no remaining performance obligations associated with tenant recoveries outside of the lease agreements.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

originated under the SBA 7(a) Small Business Loan Program and, commencing with the quarter ended June 30, 2020, the Paycheck Protection Program.
Pursuant to the SBA 7(a) Small Business Loan Program, we sell the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by us is valued on a fair value basis and a discount (the “Retained Loan Discount”) is recorded as a reduction in basis of the retained portion of the loan. Unamortized retained loan discounts were $7,540,000 and $7,622,000 as of September 30, 2020 and December 31, 2019, respectively.
At the Acquisition Date, the carrying value of our loans was adjusted to estimated fair market value and acquisition discounts of $33,907,000 were recorded, which are being accreted to interest and other income using the effective interest method. We sold substantially all of our commercial mortgage loans with unamortized acquisition discounts of $15,951,000 to an unrelated third-party in December 2015. Acquisition discounts of $533,000 and $624,000 remained as of September 30, 2020 and December 31, 2019, respectively.
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
On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves significant judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers’ business models and future operations in accordance with Accounting Standards Codification (“ASC”) 450-20, Contingencies—Loss Contingencies, and ASC 310-10, Receivables. For the three and nine months ended September 30, 2020, we recorded a net impairment of $1,000 and a net recovery of $15,000, respectively, on our loans receivable. For the three and nine months ended September 30, 2019, we recorded a net impairment of $140,000 and $84,000, respectively, on our loans receivable. There were no material loans receivable subject to credit risk which were considered to be impaired as of September 30, 2020 or 2019. We also establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, we establish the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.
Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred leasing costs, deferred offering costs (Note 9) and other deferred costs. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred offering costs represent direct costs incurred in connection with our offerings of Series A Preferred Units, as described in Note 9, and, after January 2020, Series A Preferred Stock (as defined in Note 9) and Series D Preferred Stock (as defined in Note 9), excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other offering fees and expenses. Generally, for a specific issuance of securities, issuance-specific offering costs are recorded as a reduction of proceeds raised on the issuance date and offering costs incurred but not directly related to a specifically identifiable closing of a security are deferred. Deferred offering costs are first allocated to each issuance of a security on a pro-rata basis equal to the ratio of the number of securities issued in a given issuance to the maximum number of securities that are expected to be issued in the related offering. In the case of the Series A Preferred Units, which were issued prior to February 2020, the issuance-specific offering costs and the deferred offering costs allocated to such issuance were further allocated to the Series A Preferred Stock and Series A Preferred Warrants (as defined in Note 9) issued in such issuance based on the relative fair value of the instruments on the date of issuance. The deferred offering costs allocated to the Series A Preferred Stock are reductions to temporary equity, while the deferred offering costs allocated to Series A Preferred Warrants and Series D Preferred Stock are reductions to permanent equity.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

As of September 30, 2020 and December 31, 2019, deferred rent receivable and charges consist of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Deferred rent receivable	$20,734	$19,988
Deferred leasing costs, net of accumulated amortization of $7,987 and $7,438, respectively	8,162	9,443
Deferred offering costs	5,892	5,275
Other deferred costs	542	151
Deferred rent receivable and charges, net	$35,330	$34,857
Redeemable Preferred Stock—Beginning on the date of original issuance of any given shares of Series A Preferred Stock or Series D Preferred Stock, the holder of such shares has the right to require the Company to redeem such shares at a redemption price of 100% of the Series A Preferred Stock Stated Value (as defined in Note 9) or Series D Preferred Stock Stated Value (as defined in Note 9), as applicable, plus accrued and unpaid dividends, subject to the payment of a redemption fee until the fifth anniversary of such issuance. From and after the fifth anniversary of the date of the original issuance, the holder will have the right to require the Company to redeem such shares at a redemption price of 100% of the Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, as applicable, plus accrued and unpaid dividends, without a redemption fee, and the Company will have the right (but not the obligation) to redeem such shares at 100% of the Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, as applicable, plus accrued and unpaid dividends. The applicable redemption price payable upon redemption of any Series A Preferred Stock is payable in cash or, on or after the first anniversary of the issuance of such shares of Series A Preferred Stock to be redeemed, in the Company’s sole discretion, in cash or in equal value through the issuance of shares of Common Stock, based on the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption. The applicable redemption price payable upon redemption of any Series D Preferred Stock is payable in cash or, in the Company’s sole discretion, in equal value through the issuance of shares of Common Stock, based on the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption. Since a holder of Series A Preferred Stock has the right to request redemption of such shares and redemptions prior to the first anniversary are to be paid in cash, we have recorded the activity related to our Series A Preferred Stock in temporary equity. We recorded the activity related to our Series A Preferred Warrants (Note 9) in permanent equity. We have recorded the activity related to our Series D Preferred Stock (Note 9) in permanent equity. On the first anniversary of the date of original issuance of a particular share of Series A Preferred Stock, we reclassify such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date.
From and after the fifth anniversary of the date of original issuance of the Series L Preferred Stock, each holder will have the right to require the Company to redeem, and the Company will also have the option to redeem (subject to certain conditions), such shares of Series L Preferred Stock at a redemption price equal to the Series L Preferred Stock Stated Value (as defined in Note 9), plus, provided certain conditions are met, all accrued and unpaid distributions. Notwithstanding the foregoing, a holder of shares of our Series L Preferred Stock may require us to redeem such shares at any time prior to the fifth anniversary of the date of original issuance of the Series L Preferred Stock if (1) we do not declare and pay in full the distributions on the Series L Preferred Stock for any annual period prior to such fifth anniversary or (2) we do not declare and pay all accrued and unpaid distributions on the Series L Preferred Stock for all past dividend periods prior to the applicable holder redemption date. The applicable redemption price payable upon redemption of any Series L Preferred Stock will be made, in the Company’s sole discretion, in the form of (A) cash in Israeli New Shekels (“ILS”) at the then-current currency exchange rate determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, (B) in equal value through the issuance of shares of Common Stock, with the value of such Common Stock to be deemed the lower of (i) our net asset value (“NAV”) per share of our Common Stock as most recently published by the Company as of the effective date of redemption and (ii) the volume-weighted average price of our Common Stock, determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, or (C) in a combination of cash in ILS and our Common Stock, based on the conversion mechanisms set forth in (A) and (B), respectively. We recorded the activity related to our Series L Preferred Stock in permanent equity.
Noncontrolling Interests—Noncontrolling interests represent the interests in various properties owned by third-parties.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

Restricted Cash—Our mortgage loan and hotel management agreements provide for depositing cash into restricted accounts reserved for capital expenditures, free rent, tenant improvement and leasing commission obligations. Restricted cash also includes cash required to be segregated in connection with certain of our loans receivable.
Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation. To comply with the current year presentation, we reclassified $1,308,000 and $272,000, related to certain funds at our hotel property, from cash to other assets as of September 30, 2019 and December 31, 2018, respectively, which resulted in a $1,036,000 decrease in cash provided by operating activities for the nine months ended September 30, 2019. Furthermore, we reclassified $630,000 and $1,819,000 from asset management and other fees to related parties to expense reimbursements to related parties—corporate for the three and nine months ended September 30, 2019, respectively, and $652,000 and $1,840,000 from asset management and other fees to related parties to expense reimbursements to related parties—lending segment for the three and nine months ended September 30, 2019, respectively.
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
Recently Issued Accounting Pronouncements—In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity. The amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU No. 2018-19, Financial Instruments-

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

Credit Losses (Topic 326): Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarified that receivables arising from operating leases are not within the scope of the credit losses standards. In April 2019, the FASB issued ASU 2019-04, Financial Instruments-Credit Losses (Topic 326): Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarified the following: (i) an entity’s estimate of expected credit losses should include expected recoveries of financial assets, including recoveries of amounts expected to be written off and those previously written off, and (ii) an entity should consider contractual extension or renewal options that it cannot unconditionally cancel when determining the contractual term over which expected credit losses are measured. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which allows entities to irrevocably elect the fair value option for existing financial assets on an instrument-by-instrument basis upon adoption of ASU 2016-13. Except for existing held-to-maturity debt securities, the alternative is available for all instruments in the scope of ASC 326-20 that are eligible for the fair value option in ASC 825-10. If an entity elects the fair value option, it will recognize a cumulative-effect adjustment for the difference between the fair value of the instrument and its carrying value. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), which deferred the effective date of Topic 326 for certain entities, including smaller reporting companies, public entities that are not SEC filers, and entities that are not public business entities. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2019. For smaller reporting companies, public entities that are not SEC filers, and entities that are not public business entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2022. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which made narrow-scope improvements to the credit losses standard, including, but not limited to, adjustments for transition relief for troubled debt restructurings and disclosures related to accrued interest receivables. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments - Credit Losses (Topic 326): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119, which aligns the SEC guidance with Topic 326 as it relates to (i) measuring current expected credit losses, (ii) development, governance, and documentation of a systematic methodology to measure credit losses, (iii) documenting the results of a systematic methodology to measure credit losses, and (iv) validating a systematic methodology to measure credit losses. The Company has not yet adopted ASU 2016-13 and remains in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.
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
In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (the “SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The guidance permits the use of the OIS rate based on the SOFR as a U.S. benchmark rate for purposes of applying hedge accounting.  The SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s activity in specified segments of the U.S. Treasury repo market. It has been selected as the preferred replacement for the U.S. dollar London Interbank Offered Rate (“LIBOR”), which will be phased out by the end of 2021. For public entities, the ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2019. We adopted ASU No. 2018-16 beginning on January 1, 2020 and the adoption of such ASU did not have a material impact on our consolidated financial statements.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

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
During the three and nine months ended September 30, 2020, the Company provided rental concessions to certain tenants in response to the impact of COVID-19. The Company’s rental concessions during the three and nine months ended September 30, 2020 primarily provided for a deferral of rental payments or the application of security deposits to rental payments and replenishment of such security deposits with no substantive changes to the consideration provided for in the original lease. Such changes affected the timing, but not the amount, of the rental payments. In accordance with the above, the Company is accounting for these deferrals as if no changes were made to the leases. The Q&A had no material impact on the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2020; however, its future impact on the Company is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such concessions. Refer to Note 18 for a discussion regarding our lease concessions granted in connection with COVID-19.

3. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Land	$134,421	$134,421
Land improvements	2,603	2,713
Buildings and improvements	450,199	438,349
Furniture, fixtures, and equipment	4,682	4,628
Tenant improvements	33,562	35,667
Work in progress	8,578	13,484
Investments in real estate	634,045	629,262
Accumulated depreciation	(129,704)	(120,555)
Net investments in real estate	$504,341	$508,707

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

We recorded depreciation expense of $4,366,000 and $4,156,000 for the three months ended September 30, 2020 and 2019, respectively, and $12,960,000 and $17,908,000 for the nine months ended September 30, 2020 and 2019, respectively.
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
2020 Transactions—There were no acquisitions or dispositions during the nine months ended September 30, 2020.
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

(1)The “March Oakland Properties” consist of 1901 Harrison Street, 2100 Franklin Street, 2101 Webster Street, and 2353 Webster Street Parking Garage.
(2)The "Union Square Properties" consist of 999 North Capitol Street, 899 North Capitol Street and 901 North Capitol Street. Prior to the sale, we determined that the book values of such properties exceeded their estimated fair values and recognized no impairment charge for the three months ended September 30, 2019, and $69,000,000 for the nine months ended September 30, 2019 (Note 2). Our determination of the fair values of these properties was based on negotiations with the third-party buyer and the contract sales price. The gain on sale includes $113,000 of extinguishment of noncontrolling interests as a result of the sale.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

The results of operations of the properties we sold have been included in the consolidated statements of operations through each property’s respective disposition date. The following is the detail of the carrying amounts of assets and liabilities at the time of the sales of the properties that occurred during the nine months ended September 30, 2019:

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

4. LOANS RECEIVABLE
Loans receivable consist of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
SBA 7(a) loans receivable, subject to credit risk	$31,629	$25,689
SBA 7(a) loans receivable, subject to loan-backed notes	24,218	27,598
SBA 7(a) loans receivable, paycheck protection program	16,016	—
SBA 7(a) loans receivable, subject to secured borrowings	8,888	12,644
SBA 7(a) loans receivable, held for sale	8,563	1,601
Loans receivable	89,314	67,532
Deferred capitalized costs	832	1,145
Loan loss reserves	(832)	(598)
Loans receivable, net	$89,314	$68,079
SBA 7(a) Loans Receivable, Subject to Credit Risk—Represents the unguaranteed portions of loans originated under the SBA 7(a) Small Business Loan Program which were retained by the Company and the government guaranteed portions of such loans that have not yet been fully funded or sold.
SBA 7(a) Loans Receivable, Subject to Loan-Backed Notes—Represents the unguaranteed portions of loans originated under the SBA 7(a) Small Business Loan Program which were transferred to a trust and are held as collateral in connection with a securitization transaction. The proceeds received from the transfer are reflected as loan-backed notes payable (Note 6). These loans are subject to credit risk.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

SBA 7(a) Loans Receivable, Paycheck Protection Program—Enacted in March 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) implemented the Paycheck Protection Program, a new SBA 7(a) loan program that provides small businesses with uncollateralized and unguaranteed loans at an interest rate of 1.00%. The loans will be fully forgiven, subject to certain limitations, when used by the borrower for payroll costs, interest on mortgages, rent, and utilities. For those loans that are forgiven, the SBA will remit 100% of the remaining outstanding principal plus accrued interest to us. For those loans whose borrowers do not meet the criteria required for forgiveness, repayment obligations commence after the applicable deferment period in equal installments over the remaining term to maturity. A substantial portion of the loans that we originated under the Paycheck Protection Program have a two-year term and originally had a deferment period of six months; however, as a result of amendments to the Paycheck Protection Program, these loans now are deferred for up to 16 months. All loans approved by the SBA after June 5, 2020 have a five-year term and deferment period of 16 months. The loans are fully guaranteed by the SBA provided that originating lenders follow the requirements set forth in the Paycheck Protection Program. Accordingly, there is no credit risk associated with these loans since the SBA has guaranteed payment of the principal and interest. Neither the government nor lenders charged borrowers any fees in connection with the Paycheck Protection Program loans; however, the SBA paid lenders a fee upon funding loans under the Paycheck Protection Program.
As a SBA 7(a) licensee, we are an authorized lender under the Paycheck Protection Program and have originated $16,016,000 of loans under the program as of September 30, 2020. We expect a significant portion of these loans will be forgiven and repaid, either in part or in full, by the SBA, including both principal and accrued interest.
SBA 7(a) Loans Receivable, Subject to Secured Borrowings—Represents the government guaranteed portions of loans originated under the SBA 7(a) Small Business Loan Program which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans. There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.
SBA 7(a) Loans Receivable, Held for Sale— Represents the government guaranteed portion of loans held for sale at the end of the period or that had been sold but in respect of which proceeds had not been received as of the end of the period.
Other
As of September 30, 2020 and December 31, 2019, 100.0% and 99.6%, respectively, of our loans subject to credit risk were current. We classify loans with negative characteristics in substandard categories ranging from special mention to doubtful. As of September 30, 2020 and December 31, 2019, $1,264,000 and $1,362,000, respectively, of loans subject to credit risk were classified in substandard categories.
As of September 30, 2020 and December 31, 2019, our loans subject to credit risk were 99.0% and 98.7%, respectively, concentrated in the hospitality industry.
Enacted in March 2020, Section 1112 of the CARES Act (“Section 1112”) provided for subsidy loan payments on all loans originated under the SBA 7(a) Small Business Loan Program in ‘regular’ servicing, which subsidies were not required to be repaid by the borrowers. The subsidy payments were paid by the SBA and reflected the initial six months of payments, including scheduled principal and interest payments, for any new loan originated from the implementation of the CARES Act through September 27, 2020. The overwhelming majority of borrowers under our SBA 7(a) Small Business Loan Program qualified for relief under Section 1112. The relief ended for most of our borrowers effective September 30, 2020.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

5. OTHER INTANGIBLE ASSETS
A schedule of our intangible assets and liabilities and related accumulated amortization and accretion as of September 30, 2020 and December 31, 2019 is as follows:

	Assets			Liabilities
September 30, 2020	Acquired Above-Market Leases	Acquired In-Place Leases	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$37	$12,135	$2,957	$(2,368)
Accumulated amortization	(13)	(8,911)	—	1,638
	$24	$3,224	$2,957	$(730)
Average useful life (in years)	7	9	Indefinite	4

	Assets			Liabilities
December 31, 2019	Acquired Above-Market Leases	Acquired In-Place Leases	Trade Name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$74	$13,653	$2,957	$(3,521)
Accumulated amortization	(42)	(9,382)	—	2,239
	$32	$4,271	$2,957	$(1,282)
Average useful life (in years)	5	8	Indefinite	4
Amortization of the acquired above-market leases is recorded as a reduction to rental and other property income, and amortization of the acquired in-place leases is included in depreciation and amortization in the accompanying consolidated statements of operations. Amortization of the acquired below-market leases is recorded as an increase to rental and other property income in the accompanying consolidated statements of operations.
For the three and nine months ended September 30, 2020 and 2019, we recognized amortization related to our intangible assets and liabilities as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Acquired above-market lease amortization	$1	$17	$8	$59
Acquired in-place lease amortization	$303	$495	$1,047	$1,636
Acquired below-market lease amortization	$150	$376	$552	$1,310

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

A schedule of future amortization and accretion of acquired intangible assets and liabilities as of September 30, 2020, is as follows:

	Assets		Liabilities
Years Ending December 31,	Acquired Above-Market Leases	Acquired In-Place Leases	Acquired Below-Market Leases
	(in thousands)
2020 (Three months ending December 31, 2020)	$1	$302	$(149)
2021	5	899	(347)
2022	5	663	(234)
2023	6	375	—
2024	6	375	—
Thereafter	1	610	—
	$24	$3,224	$(730)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

6. DEBT
Information on our debt is as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Mortgage loan with a fixed interest rate of 4.14% per annum, with monthly payments of interest only, and a balance of $97,100,000 due on July 1, 2026. The loan is nonrecourse.	$97,100	$97,100
Deferred loan costs related to mortgage loans	(154)	(174)
Total Mortgage Payable	96,946	96,926
Secured borrowing principal on SBA 7(a) loans sold for a premium and excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 3.87% and 5.68% as of September 30, 2020 and December 31, 2019, respectively.	5,772	7,845
Secured borrowing principal on SBA 7(a) loans sold for excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 1.56% and 3.32% as of September 30, 2020 and December 31, 2019, respectively.	2,780	4,307
	8,552	12,152
Unamortized premiums	466	629
Total Secured Borrowings—Government Guaranteed Loans	9,018	12,781
2018 revolving credit facility	166,500	153,000
2020 unsecured revolving credit facility	—	—
Junior subordinated notes with a variable interest rate which resets quarterly based on the three-month LIBOR plus 3.25%, with quarterly interest only payments. Balance due at maturity on March 30, 2035.	27,070	27,070
SBA 7(a) loan-backed notes with a variable interest rate which resets monthly based on the lesser of the one-month LIBOR plus 1.40% or the prime rate less 1.08%, with payments of interest and principal due monthly. Balance due at maturity in March 20, 2043.	15,123	22,282
Borrowed funds from the Federal Reserve through the Paycheck Protection Program Liquidity Facility with a fixed interest rate of 0.35%.	16,016	—
	224,709	202,352
Deferred loan costs related to other debt	(2,422)	(2,867)
Discount on junior subordinated notes	(1,705)	(1,771)
Total Other Debt	220,582	197,714
Total Debt	$326,546	$307,421
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
Deferred loan costs, which represent legal and third-party fees incurred in connection with our borrowing activities, are capitalized and amortized to interest expense on a straight-line basis over the life of the related loan, approximating the effective interest method. Deferred loan costs of $3,466,000 and $4,535,000 are presented net of accumulated amortization of $890,000 and $1,494,000 as of September 30, 2020 and December 31, 2019, respectively, and are a reduction to total debt.
In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392,000,000. A portion of the net proceeds from the loans was used to repay outstanding balances under our previous unsecured credit facility

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

and the remaining portion was used to repurchase shares of our Common Stock in a private repurchase in September 2016. On September 21, 2017, in connection with the sale of an office property in Los Angeles, California, one mortgage loan with an outstanding principal balance of $21,700,000, collateralized by such property, was assumed by the buyer. On March 1, 2019, additional mortgage loans with an aggregate outstanding principal balance of $205,500,000 at such time, were legally defeased in connection with the sale of the related properties. The cash outlay required for this defeasance in the net amount of $224,086,000 was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loans from the effective date of this defeasance through the date on which we could repay the loans at par. As a result of this defeasance, we recognized a loss on early extinguishment of debt of $0 and $19,290,000 for the three and nine months ended September 30, 2019, respectively, which represented the sum of the difference between the purchase price of U.S. government securities of $224,086,000 and the aggregate outstanding principal balance of the mortgage loans of $205,500,000, the write-off of deferred loan costs of $637,000 and related accumulated amortization of $170,000, and transaction costs of $237,000. On March 14, 2019, in connection with the sale of an office property in San Francisco, California, one mortgage loan with an outstanding principal balance of $28,200,000 at such time was assumed by the buyer. As a result of this assumption, we recognized a loss on early extinguishment of debt of $0 and $178,000 for the three and nine months ended September 30, 2019, respectively, which represented the write-off of deferred loan costs of $243,000 and related accumulated amortization of $65,000. On May 16, 2019, one mortgage loan with an outstanding principal balance of $39,500,000 at such time, was legally defeased in connection with the sale of the related property. The cash outlay required for this defeasance in the net amount of $44,108,000 was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loan from the effective date of this defeasance through the date on which we could repay the loan at par. As a result of this defeasance, we recognized a loss on early extinguishment of debt of $0 and $4,911,000 for the three and nine months ended September 30, 2019, respectively, the latter of which represented the sum of the difference between the purchase price of U.S. government securities of $44,108,000 and the outstanding principal balance of the mortgage loan of $39,500,000, the write-off of deferred loan costs of $287,000 and related accumulated amortization of $82,000, and transaction costs of $98,000.
On March 1, 2019, in connection with the sale of an office property in Washington, D.C., we prepaid the related mortgage loan with an outstanding principal balance of $46,000,000 at such time, using proceeds from the sale. As a result, we recognized a loss on early extinguishment of debt of $0 and $5,603,000 for the three and nine months ended September 30, 2019, respectively, which represented a prepayment penalty of $5,325,000 and the write-off of deferred loan costs of $537,000 and related accumulated amortization of $259,000.
On May 30, 2018, we completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $38,200,000 of unguaranteed SBA 7(a) loan-backed notes. The securitization uses a trust formed for the benefit of the note holders (the “Trust”) which is considered a variable interest entity (“VIE”). Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 810, Consolidation, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. The SBA 7(a) loan-backed notes are collateralized solely by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of our collateralized SBA 7(a) loans, at issuance, we estimated the weighted average life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%. We reflect the SBA 7(a) loans receivable as assets on our consolidated balance sheets and the SBA 7(a) loan-backed notes as debt on our consolidated balance sheets. The restricted cash on our consolidated balance sheets as of September 30, 2020 and December 31, 2019 included $1,113,000 and $3,306,000, respectively, of funds related to our SBA 7(a) loan-backed notes.
In October 2018, CIM Commercial entered into a revolving credit facility with a bank syndicate (the “2018 revolving credit facility”). In September 2020, the 2018 revolving credit facility was amended (the “2018 Credit Facility Modification”) primarily in order to modify the calculation of the borrowing base to mitigate the effect that COVID-19 has had on CIM Commercial’s ability to borrow under the facility. As modified, CIM Commercial can borrow up to a maximum of $209,500,000, subject to a borrowing base calculation. The 2018 revolving credit facility is secured by deeds of trust on certain properties. Outstanding advances under the 2018 revolving credit facility bear interest: (a) during the Deferral Period (as defined below), which is currently in effect, at (i) the base rate plus 1.05% or (ii) LIBOR plus 2.05% and (b) following the Deferral Period, at (i) the base rate plus 0.55% or (ii) LIBOR plus 1.55%. As of September 30, 2020 and December 31, 2019, the variable interest rate was 2.21% and 3.29%, respectively. The interest rate on the first $120,000,000 of one-month LIBOR indexed variable rate borrowings on our 2018 revolving credit facility was effectively converted to a fixed rate of 3.11% through interest rate swaps until such swaps were terminated on March 11, 2019. The 2018 revolving credit facility is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

2018 revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions. On October 30, 2018, we borrowed $170,000,000 on this facility to repay outstanding borrowings on our unsecured term loan facility. On December 28, 2018, we repaid $40,000,000 of outstanding borrowings on our 2018 revolving credit facility and we terminated one interest rate swap with a notional value of $50,000,000 (Note 11). On February 28, 2019 and March 11, 2019, we repaid $10,000,000 and $120,000,000, respectively, of outstanding borrowings on our 2018 revolving credit facility using cash on hand and net proceeds from sales of assets in the first quarter of 2019 (Note 3), and, in connection with the March 11, 2019 repayment, we terminated our two remaining interest rate swaps, which had an aggregate notional value of $120,000,000 (Note 11). As of September 30, 2020 and December 31, 2019, $166,500,000 and $153,000,000, respectively, was outstanding under the 2018 revolving credit facility, and approximately $28,000,000 and $73,900,000, respectively, was available for future borrowings. The 2018 revolving credit facility contains customary covenants and is not subject to any financial covenants (other than a liquid asset requirement during the Deferral Period as further described below), but is subject to a borrowing base calculation that determines the amount we can borrow. Under the terms of the 2018 Credit Facility Modification, the borrowing base calculation was modified for the period from September 2, 2020 through June 30, 2021 (the “Deferral Period”). The Deferral Period is also subject to (i) an increase in the applicable interest rate as described at the beginning of this paragraph, (ii) the addition of a reserve amount of $15,000,000 against our borrowing availability, which may be reduced by certain capital expenditures made in respect of our properties securing the 2018 Credit Facility, and (iii) the requirement that we maintain a minimum balance of “liquid assets” of $15,000,000, defined as a combination of (a) unencumbered cash and cash equivalents and (b) up to $5,000,000 of unfunded availability under the 2018 revolving credit facility.

In May 2020, to further enhance its liquidity position and maintain financial flexibility, CIM Commercial entered into an unsecured revolving credit facility with a bank (the “2020 unsecured revolving credit facility”) pursuant to which CIM Commercial can borrow up to a maximum of $10,000,000. Outstanding advances under the 2020 unsecured revolving credit facility bear interest at the rate of 1.00%. CIM Commercial also pays a revolving credit facility fee of 1.12% with each advance under the 2020 unsecured revolving credit facility, which fee is subject to a cap of $112,000 in the aggregate. The 2020 unsecured revolving credit facility matures in May 2022. The 2020 unsecured revolving credit facility contains certain customary covenants including a maximum leverage ratio and a minimum fixed charge coverage ratio, as well as certain other conditions. As of September 30, 2020, $0 was outstanding under the 2020 unsecured revolving credit facility and $10,000,000 was available for future borrowings.
In June 2020, we borrowed funds from the Federal Reserve through the Paycheck Protection Program Liquidity Facility (the “PPPLF”). Advances under the PPPLF carry an interest rate of 0.35%, are made on a dollar-for-dollar basis based on the amount of loans originated under the Paycheck Protection Program and are secured by loans made by us under the Paycheck Protection Program. The PPPLF contains customary covenants but is not subject to any financial covenants. The maturity date of PPPLF borrowings is the same as the maturity date of the loans pledged to secure the extension of credit, generally two years. At maturity, both principal and accrued interest are due. The maturity date of a PPPLF borrowing will be accelerated if, among other things, we have been reimbursed by the SBA for a loan forgiveness (to the extent of the forgiveness), we have received payment from the SBA representing exercise of the loan guarantee or we have received payment from the underlying borrower (to the extent of the payment received). No new extensions of credit will be made under the PPPLF after September 30, 2020 unless the Federal Reserve Board and the United States Department of the Treasury decide to extend the PPPLF. We borrowed money under the PPPLF to finance all the loans we originated under the Paycheck Protection Program. As of September 30, 2020, $16,016,000 was outstanding under the PPPLF.
As of September 30, 2020 and December 31, 2019, accrued interest and unused commitment fees payable of $576,000 and $650,000, respectively, were included in accounts payable and accrued expenses.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

Future principal payments on our debt (face value) as of September 30, 2020 are as follows:

Years Ending December 31,	Mortgage Payable	Secured Borrowings Principal (1)	2018 Revolving Credit Facility	Other (1) (2)	Total
	(in thousands)
2020 (Three months ending December 31, 2020)	$—	$107	$—	$450	$557
2021	—	435	—	8,542	8,977
2022	—	449	166,500	9,333	176,282
2023	—	462	—	1,124	1,586
2024	—	477	—	703	1,180
Thereafter	97,100	6,622	—	38,057	141,779
	$97,100	$8,552	$166,500	$58,209	$330,361

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

7. STOCK-BASED COMPENSATION PLANS
On April 3, 2015, our board of directors (the “Board of Directors”) unanimously approved the CIM Commercial Trust Corporation 2015 Equity Incentive Plan (the "2015 Equity Incentive Plan"), which was approved by our stockholders. Under the 2015 Equity Incentive Plan, we granted awards of restricted shares of Common Stock to each of the independent members of the Board of Directors as follows:

Grant Date (1)	Vesting Date	Restricted Shares of Common Stock - Individual	Restricted Shares of Common Stock - Aggregate
May 2018	May 2019	1,126	3,378
May 2019	May 2020	889	3,556
July 2019	May 2020 (2)	81	324
May 2020	(3)	5,478	21,912

(1)Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period, and generally vests based on one year of continuous service. We recorded compensation expense related to these restricted shares of Common Stock in the amount of $55,000 and $56,000 for the three months ended September 30, 2020 and 2019, respectively, and $167,000 and $138,000 for the nine months ended September 30, 2020 and 2019, respectively.
(2)These shares vested in May 2020 concurrent with the vesting of the restricted shares of Common Stock granted in May 2019.
(3)These shares will vest after one year of continuous service.
As of September 30, 2020, there was $128,000 of total unrecognized compensation expense related to restricted shares of Common Stock which will be recognized ratably over the remaining vesting period.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

8. EARNINGS PER SHARE (“EPS”)
The computations of basic EPS are based on our weighted average shares outstanding. The basic weighted average number of shares of Common Stock outstanding was 14,805,000 and 14,598,000 for the three months ended September 30, 2020 and 2019, respectively, and 14,729,000 and 14,598,000 for the nine months ended September 30, 2020 and 2019, respectively. In order to calculate the diluted weighted average number of shares of Common Stock outstanding for the three and nine months ended September 30, 2020, the basic weighted average number of shares of Common Stock outstanding was increased by 0 and 108 shares, respectively, to reflect the dilutive effect of certain shares of our Series A Preferred Stock. In order to calculate the diluted weighted average number of shares of Common Stock outstanding for the three and nine months ended September 30, 2019, the basic weighted average number of shares of Common Stock outstanding was increased by 1,000 and 1,227,000, respectively, to reflect the dilutive effect of certain shares of our Series A Preferred Stock. No shares of Series D Preferred Stock outstanding as of September 30, 2020 had a dilutive effect and no shares of Series D Preferred Stock were outstanding as of September 30, 2019. Outstanding Series A Preferred Warrants were not included in the computation of diluted EPS for the three and nine months ended September 30, 2020 and 2019 because their impact was either anti-dilutive or such warrants were not exercisable during such periods (Note 10). Outstanding shares of Series L Preferred Stock were not included in the computation of diluted EPS for the three and nine months ended September 30, 2020 and 2019 because such shares were not redeemable during such periods.
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.
The following table reconciles the numerator and denominator used in computing our basic and diluted per-share amounts for net (loss) income attributable to common stockholders for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Numerator:
Net (loss) income attributable to common stockholders	$(9,678)	$(1,622)	$(24,606)	$334,269
Redeemable preferred stock dividends declared on dilutive shares	—	—	(1)	1,917
Diluted net (loss) income attributable to common stockholders	$(9,678)	$(1,622)	$(24,607)	$336,186
Denominator:
Basic weighted average shares of Common Stock outstanding	14,805	14,598	14,729	14,598
Effect of dilutive securities—contingently issuable shares	—	1	—	1,227
Diluted weighted average shares and common stock equivalents outstanding	14,805	14,599	14,729	15,825
Net (loss) income attributable to common stockholders per share:
Basic	$(0.65)	$(0.11)	$(1.67)	$22.90
Diluted	$(0.65)	$(0.11)	$(1.67)	$21.24

9. REDEEMABLE PREFERRED STOCK
As of September 30, 2020, we had issued 5,896,536 shares of Series A Preferred Stock, 4,603,287 Series A Preferred Warrants and 18,737 shares of Series D Preferred Stock and received gross proceeds of $147,864,000 ($146,651,000 of which was allocated to the Series A Preferred Stock, $761,000 of which was allocated to the Series A Preferred Warrants, and $452,000 of which was allocated to the Series D Preferred Stock) and, additionally, had issued 106,518 shares of Series A Preferred Stock as payment for services to the Administrator, for which $0 in cash proceeds were received. In connection with such issuance, costs specifically identifiable to the offering of Series A Preferred Stock, Series A Preferred Warrants and Series D Preferred Stock, such as commissions, dealer manager fees and other offering fees and expenses, totaled $12,043,000

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

($11,889,000 of which was allocated to the Series A Preferred Stock, $142,000 of which was allocated to the Series A Preferred Warrants, and $12,000 of which was allocated to the Series D Preferred Stock). In addition, as of September 30, 2020, non-issuance-specific costs related to this offering totaled $7,063,000. As of September 30, 2020, we have reclassified and allocated $1,152,000, $5,000 and $4,000 from deferred charges to Series A Preferred Stock, Series A Preferred Warrants and Series D Preferred Stock, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering. As of September 30, 2020, there were 5,915,816 shares of Series A Preferred Stock outstanding, 4,603,287 Series A Preferred Warrants to purchase 1,194,159 shares of Common Stock outstanding, and 18,737 shares of Series D Preferred Stock outstanding. As of September 30, 2020, 87,238 shares of Series A Preferred Stock and no shares of Series D Preferred Stock have been redeemed.
Series A Preferred Stock—We conducted a continuous public offering of Series A Preferred Units from October 2016 through January 2020, where each Series A Preferred Unit consisted of one share of Series A Preferred Stock, par value $0.001 per share, of the Company (collectively, the “Series A Preferred Stock”) with an initial stated value of $25.00 per share (the “Series A Preferred Stock Stated Value”), subject to adjustment, and one warrant (collectively, the “Series A Preferred Warrants”) to purchase 0.25 of a share of Common Stock (Note 10). Proceeds and expenses from the sale of the Series A Preferred Units were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance.
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
Our Series A Preferred Stock is redeemable at the option of the holder (the “Series A Preferred Stock Holder”) or CIM Commercial. The redemption schedule of the Series A Preferred Stock allows redemptions at the option of the Series A Preferred Stock Holder from the date of original issuance of any given shares of Series A Preferred Stock at the Series A Preferred Stock Stated Value, less a redemption fee applicable prior to the fifth anniversary of the issuance of such shares, plus accrued and unpaid dividends. CIM Commercial has the right to redeem the Series A Preferred Stock after the fifth anniversary of the issuance of such shares at the Series A Preferred Stock Stated Value, plus accrued and unpaid dividends. At the Company’s discretion, redemptions will be paid in cash or, on or after the first anniversary of the issuance of such shares of Series A Preferred Stock, an equal value of Common Stock based on the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption.
Net proceeds from the issuance of shares of Series A Preferred Stock are initially recorded in temporary equity at an amount equal to the gross proceeds allocated to such shares of Series A Preferred Stock minus the costs specifically identifiable to the issuance of such shares and the non-issuance specific offering costs allocated to such shares. If the net proceeds from the issuance of shares of Series A Preferred Stock are less than the redemption value of such shares at the time they are issued, or if the redemption value of such shares subsequently becomes greater than the carrying value of such shares, an adjustment is recorded to increase the carrying amount of such shares to their redemption value as of the balance sheet date. Such adjustment is considered a deemed dividend for purposes of calculating basic and diluted EPS. For the three and nine months ended September 30, 2020, we recorded redeemable preferred stock deemed dividends of $87,000 and $300,000, respectively, related to such adjustments and, for the three and nine months ended September 30, 2019, we recorded no redeemable preferred stock deemed dividends in our consolidated statements of operations.
On the first anniversary of the issuance of a particular share of Series A Preferred Stock, we reclassify such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of September 30, 2020, we have reclassified an aggregate of $92,387,000 in net proceeds from temporary equity to permanent equity.
Holders of Series A Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.5% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter) (the “Series A

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

Dividend”). Dividends on each share of Series A Preferred Stock begin accruing on, and are cumulative from, the date of issuance.
We expect to pay the Series A Dividend in arrears on a monthly basis in accordance with the foregoing provisions, unless our results of operations, our general financing conditions, general economic conditions, applicable requirements of the Maryland General Corporation Law (the “MGCL”) or other factors make it imprudent to do so. The timing and amount of the Series A Dividend will be determined by our Board of Directors, in its sole discretion, and may vary from time to time.
Cash dividends on our Series A Preferred Stock paid in respect of the nine months ended September 30, 2020 and 2019 consist of the following:

Declaration Date	Payment Date	Number of Shares	Cash Dividends
			(in thousands)
June 3, 2020	October 15, 2020	5,809,298	$673
June 3, 2020	September 15, 2020	5,696,822	$652
June 3, 2020	August 17, 2020	5,466,743	$629
March 2, 2020	July 15, 2020	5,324,109	$594
March 2, 2020	June 15, 2020	5,033,203	$563
March 2, 2020	May 15, 2020	4,853,969	$554
January 28, 2020	April 15, 2020	4,827,633	$547
January 28, 2020	March 16, 2020	4,684,453	$530
January 28, 2020	February 18, 2020	4,581,353	$516

August 8, 2019	October 15, 2019	4,091,980	$1,318
June 4, 2019	July 15, 2019	3,601,721	$1,150
February 20, 2019	April 15, 2019	3,149,924	$1,010
On September 2, 2020, we declared a quarterly cash dividend of $0.34375 per share of our Series A Preferred Stock, or portion thereof for issuances during the period from October 1, 2020 to December 31, 2020. As a result, $0.114583 per share will be paid on November 16, 2020 to holders of record of Series A Preferred Stock at the close of business on November 5, 2020, $0.114583 per share will be paid on December 15, 2020 to holders of record of Series A Preferred Stock at the close of business on December 5, 2020, and $0.114583 per share will be paid on January 15, 2021 to holders of record of Series A Preferred Stock at the close of business on January 5, 2021.
Series D Preferred Stock—Since February 2020, we have been conducting a continuous public offering with respect to shares of our series D preferred stock (the “Series D Preferred Stock”), par value $25.00 per share (the “Series D Preferred Stock Stated Value”), subject to adjustment. The selling price of the Series D Preferred Stock was $25.00 per share for all sales that occurred from the beginning of the offering to and including June 28, 2020 and is expected to be, and since June 29, 2020, has been, $24.50 per share through the end of the life of the offering.
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
Our Series D Preferred Stock is redeemable at the option of the holder (the “Series D Preferred Stock Holder”) or CIM Commercial. The redemption schedule of the Series D Preferred Stock allows redemptions at the option of the Series D Preferred Stock Holder from the date of original issuance of any given shares of Series D Preferred Stock at the Series D Preferred Stock Stated Value, less a redemption fee applicable prior to the fifth anniversary of the issuance of such shares, plus accrued and unpaid dividends. CIM Commercial has the right to redeem the Series D Preferred Stock after the fifth anniversary of the issuance of such shares at the Series D Preferred Stock Stated Value, plus accrued and unpaid dividends. At the

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

Company’s discretion, redemptions will be paid in cash or an equal value of Common Stock based on the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption.
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
Cash dividends on our Series D Preferred Stock paid in respect of the nine months ended September 30, 2020 consist of the following:

Declaration Date	Payment Date	Number of Shares	Cash Dividends
			(in thousands)
June 3, 2020	October 15, 2020	18,737	$2
June 3, 2020	September 15, 2020	18,737	$2
June 3, 2020	August 17, 2020	6,900	$1
March 2, 2020	July 15, 2020	6,900	$1
March 2, 2020	June 15, 2020	6,900	$1
March 2, 2020	May 15, 2020	6,580	$1
March 2, 2020	April 15, 2020	5,980	$1
March 2, 2020	March 16, 2020	5,600	$0
On September 2, 2020, we declared a quarterly cash dividend of $0.353125 per share of our Series D Preferred Stock, or portion thereof for issuances during the period from October 1, 2020 to December 31, 2020. As a result, $0.117708 per share will be paid on November 16, 2020 to holders of record of Series D Preferred Stock at the close of business on November 5, 2020, $0.117708 per share will be paid on December 15, 2020 to holders of record of Series D Preferred Stock at the close of business on December 5, 2020, and $0.117708 per share will be paid on January 15, 2021 to holders of record of Series D Preferred Stock at the close of business on January 5, 2021.
Series L Preferred Stock—On November 21, 2017, we issued 8,080,740 shares of Series L Preferred Stock having an initial stated value of $28.37 per share (“Series L Preferred Stock Stated Value”), subject to adjustment. In November 2019, pursuant to a tender offer, we repurchased 2,693,580 shares of Series L Preferred Stock at a purchase price of $29.12 per share (of which $1.39, or $3,744,000 in the aggregate, reflects the amount of accrued and unpaid dividends on the Series L Preferred Stock as of November 20, 2019), as converted to and paid in ILS (the “Tender Offer”). The total cost to repurchase the tendered shares, including professional fees to complete the Tender Offer of $462,000 but excluding the dividends accrued in respect of such shares, was $75,155,000, which was primarily funded from borrowings under the 2018 revolving credit facility (Note 6). We recognized $5,873,000 of redeemable preferred stock redemptions in our consolidated statement of operations for the year ended December 31, 2019 in connection with the Tender Offer. The shares of Series L Preferred Stock accepted for payment by the Company were restored to the status of authorized but unissued shares of preferred stock without designation as to class or series.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

parity, to the extent of the Series L Preferred Stock Stated Value, with our Series A Preferred Stock and Series D Preferred Stock, and junior, with respect to any accrued and unpaid dividends on the Series L Preferred Stock, to our Series A Preferred Stock, Series D Preferred Stock and Common Stock (to the extent of the Initial Dividend).
From and after the fifth anniversary of the date of original issuance of the Series L Preferred Stock, each holder will have the right to require the Company to redeem, and the Company will also have the option to redeem (subject to certain conditions), such shares of Series L Preferred Stock at a redemption price equal to the Series L Preferred Stock Stated Value, plus, provided certain conditions are met, all accrued and unpaid distributions. Notwithstanding the foregoing, a holder of shares of our Series L Preferred Stock may require us to redeem such shares at any time prior to the fifth anniversary of the date of original issuance of the Series L Preferred Stock if (1) we do not declare and pay in full the distribution on the Series L Preferred Stock for any annual period prior to such fifth anniversary or (2) we do not declare and pay all accrued and unpaid distributions on the Series L Preferred Stock for all past dividend periods prior to the applicable holder redemption date. The applicable redemption price payable upon redemption of any Series L Preferred Stock will be made, in the Company’s sole discretion, in the form of (A) cash in ILS at the then-current currency exchange rate determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, (B) in equal value through the issuance of shares of Common Stock, with the value of such Common Stock to be deemed the lower of (i) the NAV per share of our Common Stock as most recently published by the Company as of the effective date of redemption and (ii) the volume-weighted average price of our Common Stock, determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, or (C) in a combination of cash in ILS and our Common Stock, based on the conversion mechanisms set forth in (A) and (B), respectively.
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
We expect to pay dividends on the Series L Preferred Stock in arrears on an annual basis in accordance with the foregoing provisions, unless our results of operations, our general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.0% per year, up to a maximum rate of 8.5% per annum. However, prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, the Company must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by our Board of Directors at the end of the prior fiscal year. On December 20, 2019, our Board of Directors announced an Initial Dividend on shares of our Common Stock for fiscal year 2020 in the aggregate amount of $4,380,645, of which $3,319,274 had been paid as of September 30, 2020.
Accumulated cash dividends on our Series L Preferred Stock for the three and nine months ended September 30, 2020 and 2019, are included in the numerator for purposes of calculating basic and diluted net (loss) income attributable to common stockholders per share (Note 8), and consist of the following:

Accumulation Period
Start Date	End Date	Number of Shares	Dividends Accumulated
			(in thousands)
July 1, 2020	September 30, 2020	5,387,160	$2,101
April 1, 2020	June 30, 2020	5,387,160	$2,101
January 1, 2020	March 31, 2020	5,387,160	$2,101

July 1, 2019	September 30, 2019	8,080,740	$3,152
April 1, 2019	June 30, 2019	8,080,740	$3,152
January 1, 2019	March 31, 2019	8,080,740	$3,152
Until the fifth anniversary of the date of original issuance of our Series L Preferred Stock, we are prohibited from issuing any shares of preferred stock ranking senior to or on parity with the Series L Preferred Stock with respect to the

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

payment of dividends, other distributions, liquidation, and or dissolution or winding up of the Company unless the minimum fixed charge coverage ratio, calculated in accordance with the Articles Supplementary describing the Series L Preferred Stock, is equal to or greater than 1.25:1.00 (the “Series L Preferred Stock Minimum Fixed Charge Coverage Ratio”). As of September 30, 2020 and December 31, 2019, we were in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio.
Refer to Note 13 for a discussion of certain payments the Company has made in shares of Common Stock and in shares of Preferred Stock and may make in shares of Preferred Stock in lieu of cash payments in order to remain in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio.

10. STOCKHOLDERS’ EQUITY
Dividends
Cash dividends per share of Common Stock paid in respect of the nine months ended September 30, 2020 and 2019 consist of the following:

Declaration Date	Payment Date	Type	Cash Dividend Per Common Share
September 2, 2020	September 29, 2020	Regular Quarterly	$0.075
June 3, 2020	June 29, 2020	Regular Quarterly	$0.075
March 2, 2020	March 25, 2020	Regular Quarterly	$0.075

August 8, 2019	September 18, 2019	Regular Quarterly	$0.075
August 8, 2019	August 30, 2019	Special Cash	$42.000
June 4, 2019	June 27, 2019	Regular Quarterly	$0.375
February 20, 2019	March 25, 2019	Regular Quarterly	$0.375
Series A Preferred Warrants
Prior to February 2020, the Series A Preferred Stock was sold as a unit that included one share of Series A Preferred Stock (Note 9) and one Series A Preferred Warrant (Note 9) that allowed holders of Series A Preferred Warrants to purchase 0.25 of a share of Common Stock. The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. At the time of issuance, the exercise price of each Series A Preferred Warrant was at a 15.0% premium to the per share estimated NAV of our Common Stock then most recently published and designated as the Applicable NAV. However, in accordance with the terms of the Series A Preferred Warrants, the exercise price of each Series A Preferred Warrant issued prior to the Reverse Stock Split was automatically adjusted to reflect the effect of the Reverse Stock Split and, in the discretion of our Board of Directors, the exercise price and the number of shares issuable upon exercise of each Series A Preferred Warrant issued prior to the special dividend of $42.00 per share of Common Stock ($613,294,000 in the aggregate) paid to stockholders of record at the close of business on August 19, 2019 (the “Special Dividend”) was adjusted to reflect the effect of the Special Dividend.
Proceeds and expenses from the sale of the Series A Preferred Units were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of September 30, 2020, we had issued 4,603,287 Series A Preferred Warrants to purchase 1,194,159 shares of Common Stock in connection with our offering of Series A Preferred Units and allocated net proceeds of $614,000, after specifically identifiable offering costs and allocated general offering costs, to the Series A Preferred Warrants in permanent equity.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Hedges of Interest Rate Risk
In order to manage financing costs and interest rate exposure related to the one-month LIBOR indexed variable rate borrowings, on August 13, 2015, we entered into ten interest rate swap agreements with multiple counterparties totaling $385,000,000 of notional value. These swap agreements became effective on November 2, 2015. During the year ended December 31, 2017, we repaid $215,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated seven interest rate swaps with an aggregate notional value of $215,000,000, for which we received termination payments, net of fees, of $973,000. On December 28, 2018, we repaid $40,000,000 of outstanding one-month LIBOR indexed variable rate borrowings and we terminated one interest rate swap with a notional value of $50,000,000, for which we received a termination payment, net of fees, of $684,000. On March 11, 2019, we repaid $120,000,000 of outstanding one-month LIBOR indexed variable rate borrowings (Note 6) and we terminated our two remaining interest rate swaps with an aggregate notional value of $120,000,000, for which we received aggregate termination payments, net of fees, of $1,302,000. The fair value of our two remaining swaps at the time of termination was $1,421,000 resulting in a net loss of $0 and $119,000 for the three and nine months ended September 30, 2019, respectively, which was recorded as a net increase to interest expense on our consolidated statement of operations.
Each of our interest rate swap agreements initially met the criteria for cash flow hedge accounting treatment and we had designated the interest rate swap agreements as cash flow hedges of the risk of variability attributable to changes in the one-month LIBOR. Accordingly, the interest rate swaps were recorded on our consolidated balance sheets at fair value, and prior to August 1, 2018, the changes in the fair value of the swaps were recorded in OCI and reclassified to earnings as an adjustment to interest expense as interest became receivable or payable (Note 2). On July 31, 2018, we determined the hedged forecasted transaction was no longer probable of occurring so all subsequent changes in the fair value of our interest rate swaps were included in interest expense on our consolidated statements of operations. The balance in AOCI as of July 31, 2018 was reclassified to earnings as an adjustment to interest expense on our consolidated statements of operations as the originally designated forecasted transaction affected earnings. For the three and nine months ended September 30, 2019, $0 and $1,806,000, respectively, was reclassified from AOCI, the latter of which decreased interest expense on our consolidated statements of operations, and included a write off of $1,580,000 at the time our two remaining interest rate swaps were terminated. Beginning on August 1, 2018, changes in the fair value of the swaps were recorded in interest expense on our consolidated statements of operations. For the three and nine months ended September 30, 2019, $0 and $209,000, respectively, was included as an increase in interest expense on our consolidated statement of operations related to the change in the fair value of our interest rate swaps.
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

(1)The amounts from AOCI were reclassified as a decrease to interest expense in our consolidated statement of operations for the nine months ended September 30, 2019.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

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
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on our consolidated balance sheets are as follows:

	September 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
	(in thousands)
Assets:
SBA 7(a) loans receivable, subject to credit risk	$31,911	$33,296	$26,149	$28,041	3
SBA 7(a) loans receivable, subject to loan-backed notes	24,232	26,001	27,595	30,076	3
SBA 7(a) loans receivable, paycheck protection program	15,504	16,016	—	—	3
SBA 7(a) loans receivable, subject to secured borrowings	8,925	9,018	12,682	12,780	3
SBA 7(a) loans receivable, held for sale	8,742	9,695	1,653	1,753	3
Liabilities:
Mortgage payable	96,946	106,067	96,926	99,764	3
Junior subordinated notes	25,365	24,200	25,299	24,406	3
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
The carrying amounts of our secured borrowings—government guaranteed loans, SBA 7(a) loan-backed notes, 2018 revolving credit facility and borrowed funds from the Federal Reserve through the PPPLF approximate their fair values, as the interest rates on these securities are variable and or approximate current market interest rates.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

SBA 7(a) Loans Receivable, Subject to Credit Risk—Loans receivable were initially recorded at estimated fair value at the Acquisition Date. Loans receivable originated subsequent to the Acquisition Date are recorded at cost upon origination and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions. As of September 30, 2020, our assumptions included discount rates ranging from 5.25% to 6.75% and prepayment rates ranging from 9.85% to 17.50%. As of December 31, 2019, our assumptions included discount rates ranging from 5.25% to 7.75% and prepayment rates ranging from 9.85% to 17.50%.
SBA 7(a) Loans Receivable, Subject to Loan-Backed Notes—These loans receivable represent the unguaranteed portions of loans originated under the SBA 7(a) Small Business Loan Program which were transferred to a trust and are held as collateral in connection with a securitization transaction. The proceeds from the transfer have been recorded as SBA 7(a) loan-backed notes payable. In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions. As of September 30, 2020, our assumptions included discount rates ranging from 4.75% to 6.25% and prepayment rates ranging from 13.41% to 16.80%. As of December 31, 2019, our assumptions included discount rates ranging from 5.25% to 7.25% and prepayment rates ranging from 13.41% to 16.80%.
SBA 7(a) Loans Receivable, Paycheck Protection Program—These loans receivable represent the loans originated under the Paycheck Protection Program described in Note 4 above. For a borrower who does not meet the criteria required for forgiveness, the loan will convert to a loan with either a twenty-four month or sixty month term and an interest rate of 1.00%. The loans are not secured by any collateral or personal guarantees; however, the loans are fully guaranteed by the SBA provided that we follow the requirements set forth in the Paycheck Protection Program. As of September 30, 2020, we estimated the fair value of these loans receivable using a discount rate of 1.00%. There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.
SBA 7(a) Loans Receivable, Subject to Secured Borrowings—These loans receivable represent the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans.  There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.  In order to determine the estimated fair value of these loans receivable, we use a present value technique for the anticipated future cash flows taking into consideration the lack of credit risk. As of September 30, 2020, our assumptions included discount rates ranging from 5.75% to 6.00% and prepayment rates ranging from and 11.77% to 16.80%. As of December 31, 2019, our assumptions included discount rates ranging from 6.75% to 7.50% and prepayment rates ranging from 11.77% to 16.80%.
SBA 7(a) Loans Receivable, Held for Sale— These loans receivable represent the government guaranteed portion of loans held for sale at the end of the period or that had been sold but in respect of which proceeds had not been received as of the end of the period. The value of the government guaranteed portions of loans held for sale is based primarily on the anticipated proceeds to be received upon sale.
Mortgage Payable—The fair value of our mortgage payable is estimated based on current interest rates available for debt instruments with similar terms. The fair value of our mortgage payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgage payable, using a rate of 2.44% and 3.67% as of September 30, 2020 and December 31, 2019, respectively.
Junior Subordinated Notes—The fair value of the junior subordinated notes is estimated based on current interest rates available for debt instruments with similar terms. Discounted cash flow analysis is generally used to estimate the fair value of our junior subordinated notes. The rate used was 4.48% and 6.16% as of September 30, 2020 and December 31, 2019, respectively.

13. RELATED-PARTY TRANSACTIONS
Asset Management and Other Fees to Related Parties
In December 2015, CIM Urban and CIM Capital, LLC (formerly CIM Investment Advisors, LLC), an affiliate of CIM REIT and CIM Group (“CIM Capital”), entered into an investment management agreement, pursuant to which CIM Urban engaged CIM Capital to provide certain services to CIM Urban (the “Investment Management Agreement”). On January 1, 2019, CIM Capital assigned its duties under the Investment Management Agreement to its four wholly-owned subsidiaries: CIM Capital Securities Management, LLC, a securities manager, CIM Capital RE Debt Management, LLC, a debt manager,

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

CIM Capital Controlled Company Management, LLC, a controlled company manager, and CIM Capital Real Property Management, LLC, a real property manager. The “Operator” refers to CIM Investment Advisors, LLC from December 10, 2015 to December 31, 2018 and to CIM Capital and its four wholly-owned subsidiaries on and after January 1, 2019.
CIM Urban pays asset management fees to the Operator on a quarterly basis in arrears. The fee is calculated as a percentage of the daily average adjusted fair value of CIM Urban’s assets:

Daily Average Adjusted Fair Value of CIM Urban’s Assets
		Quarterly Fee Percentage
From Greater of	To and Including
(in thousands)
$—	$500,000	0.2500%
$500,000	$1,000,000	0.2375%
$1,000,000	$1,500,000	0.2250%
$1,500,000	$4,000,000	0.2125%
$4,000,000	$20,000,000	0.1000%
The Operator earned asset management fees of $2,387,000 and $2,424,000 for the three months ended September 30, 2020 and 2019, respectively, and $7,126,000 and $9,669,000 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, asset management fees of $2,382,000 and $2,356,000, respectively, were due to the Operator. On April 10, 2020, in lieu of cash payment of the asset management fee for the first quarter of 2020, the Company issued to the Operator 203,349 shares of our Common Stock, representing approximately 1.4% of the outstanding shares of our Common Stock prior to such issuance. On July 8, 2020, in lieu of cash payment of the asset management fee for the second quarter of 2020, the Company issued to the Operator 95,245 shares of our Series A Preferred Stock, representing approximately 1.8% of the outstanding shares of our Series A Preferred Stock prior to such issuance. For the third quarter and fourth quarter of 2020, we will, subject to applicable laws and regulations under Nasdaq and the TASE and the agreement of the Operator, pay all of the asset management fees in respect of such quarters in shares of Series A Preferred Stock. Furthermore, it is likely that we will seek to pay some or part of the asset management fees for part of 2021 in shares of Series A Preferred Stock.
CIM Management, Inc. and certain of its affiliates (collectively, the “CIM Management Entities”), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $461,000 and $494,000 for the three months ended September 30, 2020 and 2019, respectively, and $1,258,000 and $2,106,000 for the nine months ended September 30, 2020 and 2019, respectively. CIM Urban incurred $867,000 and $837,000 for the three months ended September 30, 2020 and 2019, respectively, and $2,451,000 and $3,873,000 for the nine months ended September 30, 2020 and 2019, respectively, reimbursable to CIM Management Entities for onsite management costs incurred on behalf of CIM Urban, which are included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $18,000 and $32,000 for the three months ended September 30, 2020 and 2019, respectively, and $101,000 and $610,000 for the nine months ended September 30, 2020 and 2019, respectively, which were capitalized to deferred charges. In addition, the CIM Management Entities earned construction management fees of $32,000 and $160,000 for the three months ended September 30, 2020 and 2019, respectively, and $309,000 and $329,000 for the nine months ended September 30, 2020 and 2019, respectively, which were capitalized to investments in real estate.
As of September 30, 2020 and December 31, 2019, fees payable and expense reimbursements due to the CIM Management Entities of $1,532,000 and $4,107,000, respectively, are included in due to related parties. Also included in due to related parties as of September 30, 2020 and December 31, 2019, were $301,000 and $97,000, respectively, due to the CIM Management Entities and certain of its affiliates.
On March 11, 2014, CIM Commercial and its subsidiaries entered into a master services agreement (the “Master Services Agreement”) with CIM Service Provider, LLC (the “Administrator”), an affiliate of CIM Group, pursuant to which the Administrator provides, or arranges for other service providers to provide, management and administration services to CIM Commercial and its subsidiaries. Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the administrator of Urban Partners GP, LLC. Under the Master Services Agreement, CIM Commercial paid a base service fee (the “Base Service Fee”) to the Administrator initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. On May 11, 2020, the Master Services Agreement

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

was amended to replace the Base Service Fee with an incentive fee (the “Incentive Fee”) pursuant to which the Administrator will receive, on a quarterly basis, 15.00% of CIM Commercial’s quarterly core funds from operations in excess of a quarterly threshold equal to 1.75% (i.e., 7.00% on an annualized basis) of CIM Commercial’s average adjusted common stockholders’ equity (i.e., common stockholders’ equity plus accumulated depreciation and amortization) for such quarter. The amendment is effective as of April 1, 2020. The Administrator earned a Base Service Fee of $0 and $275,000 for the three months ended September 30, 2020 and 2019, respectively, and $282,000 and $827,000 for the nine months ended September 30, 2020 and 2019, respectively. The Administrator did not earn an Incentive Fee for the three months ended September 30, 2020. On July 8, 2020, the Company issued to the Administrator 11,273 shares of our Series A Preferred Stock, representing approximately 0.2% of the outstanding shares of our Series A Preferred Stock prior to such issuance, in lieu of cash as payment of the Base Service Fee for the first quarter of 2020.
In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered by the Base Service Fee or the Incentive Fee, as the case may be. During the nine months ended September 30, 2020 and 2019, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, and operational and on-going support in connection with the Company’s offering of Preferred Stock. The Administrator’s compensation is based on the salaries and benefits of the employees of the Administrator and or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). We expensed $639,000 and $630,000 for the three months ended September 30, 2020 and 2019, respectively, and $2,066,000 and $1,819,000 for the nine months ended September 30, 2020 and 2019, respectively, for such services which are included in expense reimbursements to related parties—corporate. As of September 30, 2020 and December 31, 2019, $739,000 and $1,673,000 was due to the Administrator, respectively, for such services.
On January 1, 2015, we entered into a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC (“CIM SBA”), an affiliate of CIM Group, and our subsidiary, PMC Commercial Lending, LLC. The agreement provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing such personnel and resources. For the three months ended September 30, 2020 and 2019, we incurred expenses related to services subject to reimbursement by us under the agreement of $901,000 and $652,000, respectively, for lending costs which are included in expense reimbursements to related parties—lending segment. For the nine months ended September 30, 2020 and 2019, we incurred expenses related to such services of $2,581,000 and $1,840,000, respectively, for costs that are included in expense reimbursements to related parties—lending segment. In addition, we deferred personnel costs of $81,000 and $38,000 for the three months ended September 30, 2020 and 2019, respectively, and $118,000 and $82,000 for the nine months ended September 30, 2020 and 2019, respectively, associated with services provided for originating loans. As of September 30, 2020 and December 31, 2019, $2,274,000 and $1,029,000, respectively, was due to CIM SBA for costs and expenses of providing such personnel and resources.
On May 10, 2018, the Company entered into the wholesaling agreement (the “Wholesaling Agreement”) with International Assets Advisors, LLC (“IAA”) and CCO Capital, LLC (“CCO Capital”). CCO Capital is a registered broker dealer and is under common control with the Operator and the Administrator. IAA was the exclusive dealer manager for the Company’s public offering of Series A Preferred Units until May 31, 2019. Under the Wholesaling Agreement, among other things, CCO Capital, in its capacity as the wholesaler for the offering, assisted IAA with the sale of Series A Preferred Units. In exchange for such services, IAA paid CCO Capital a fee equal to 2.75% of the selling price of each Series A Preferred Unit for which a sale was completed, reduced by any applicable fee reallowances payable to soliciting dealers pursuant to separate soliciting dealer agreements between IAA and soliciting dealers. The foregoing fee was reduced, and may have been exceeded, by a fixed monthly payment by CCO Capital to IAA for IAA’s services in connection with periodic closings and settlements for the offering.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

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
In connection with the offering of the Series A Preferred Stock and Series D Preferred Stock, as of September 30, 2020 and December 31, 2019, $1,271,000 and $621,000, respectively, was included in deferred costs as reimbursable expenses incurred pursuant to the Master Services Agreement and the then applicable dealer manager agreement with CCO Capital, of which $444,000 and $169,000, respectively, was included in due to related parties. These non-issuance specific costs are allocated against the gross proceeds from the sale of the Series A Preferred Stock and the Series D Preferred Stock on a prorata basis for each issuance as a percentage of the total offering. CCO Capital incurred non-issuance specific costs of $27,000 and $12,000 for the three months ended September 30, 2020 and 2019, respectively, and $72,000 and $19,000 for the nine months ended September 30, 2020 and 2019, respectively, which were allocated to the Series A Preferred Stock.
As of September 30, 2020 and December 31, 2019, upfront dealer manager and trailing dealer manager fees of $391,000 and $0, respectively, were included in due to related parties. CCO Capital earned upfront dealer manager and trailing dealer manager fees of $305,000 and $337,000 for the three months ended September 30, 2020 and 2019, respectively, and $890,000 and $860,000 for the nine months ended September 30, 2020 and 2019, respectively, which were allocated to the Series A Preferred Stock. CCO Capital earned upfront dealer manager and trailing dealer manager fees of $8,000 for the three months ended September 30, 2020, and $12,000 for the nine months ended September 30, 2020, which were allocated to the Series D Preferred Stock.
Other
Our President, Jan F. Salit, retired effective as of September 16, 2020. We had an employment agreement with Mr. Salit which, under certain circumstances, provided for severance payment equal to the annual base salary paid to Mr Salit. In connection with his retirement, the Company entered into an agreement with Mr. Salit pursuant to which, among other things, Mr. Salit received a $450,000 payment, representing one year of his base salary, upon the satisfaction of certain conditions specified therein, including the execution of an agreement with the Company that contains, among other things, mutual release and non-disparagement provisions. Related to this payment, $287,000 was borne by the Company based on the time that Mr. Salit devoted to the Company relative to other matters relating to CIM Group. As of September 30, 2020, $287,000 was due to CIM Group for the Company’s portion of the payment.
On October 1, 2015, an affiliate of CIM Group entered into a five-year lease renewal with respect to a property owned by the Company, which lease was amended to a month-to-month term in February 2019, and was terminated in October 2020. We recorded rental and other property income related to this tenant of $29,000 and $28,000 for the three months ended September 30, 2020 and 2019, respectively, and $87,000 and $83,000 for the nine months ended September 30, 2020 and 2019, respectively.
On May 15, 2019, CIM Group entered into an approximately 11-year lease for approximately 32,000 rentable square feet with respect to a property owned by the Company. The lease was amended on August 7, 2019 to reduce the rentable square feet to approximately 30,000 rentable square feet. For the three months ended September 30, 2020 and 2019, we recorded rental and other property income related to this tenant of $370,000 and $356,000, respectively, and $1,110,000 and $562,000 for the nine months ended September 30, 2020 and 2019, respectively.

14. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding commitments to fund loans were $5,864,000 as of September 30, 2020, the majority of which are for prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Small Business Loan

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, we have certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. CIM Commercial had a total of $4,375,000 in future obligations under leases to fund tenant improvements and other future construction obligations as of September 30, 2020. As of September 30, 2020, $2,815,000 was funded to reserve accounts included in restricted cash on our consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreement entered into in June 2016.
Employment Agreements—We have an employment agreement with one of our officers. Under certain circumstances, this employment agreement provides for (1) severance payment equal to the annual base salary paid to the officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual base salary paid to the officer.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

15. FUTURE MINIMUM LEASE RENTALS
Future minimum rental revenue under long-term operating leases as of September 30, 2020, excluding tenant reimbursements of certain costs, are as follows:

Years Ending December 31,	Total
(in thousands)
2020 (Three months ending December 31, 2020)	$11,516
2021	43,300
2022	39,870
2023	35,701
2024	34,309
Thereafter	51,433
$216,129

16. CONCENTRATIONS
Tenant Revenue Concentrations—Rental and other property income from Kaiser Foundation Health Plan, Incorporated (“Kaiser”), which occupied space in two of our Oakland, California properties, accounted for approximately 27.9% and 22.2% of our office segment revenues for the three months ended September 30, 2020 and 2019, respectively, and approximately 26.1% and 15.6% for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, $51,000 and $23,000, respectively, was due from Kaiser.
Rental and other property income from the U.S. General Services Administration and other government agencies (collectively, “Governmental Tenants”), which primarily occupied space in our properties located in Washington, D.C., which were sold during the year ended December 31, 2019, accounted for approximately 2.5% and 11.2% of our office segment revenues for the three months ended September 30, 2020 and 2019, respectively, and approximately 2.3% and 20.0% for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, $3,000 and $282,000, respectively, was due from Governmental Tenants.
Geographical Concentrations of Investments in Real Estate—As of both September 30, 2020 and December 31, 2019, we owned eight office properties, one hotel property, one parking garage, and one development site, which is being used as a parking lot. These properties are located in two states and in Washington, D.C. as of September 30, 2019.
Our revenue concentrations from properties are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
California	88.6%	84.1%	90.0%	77.7%
Texas	11.4	7.4	9.8	5.1
Washington, D.C.	—	8.5	0.2	17.2
	100.0%	100.0%	100.0%	100.0%

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

Our real estate investments concentrations from properties are as follows:

	September 30, 2020	December 31, 2019
California	93.9%	94.4%
Texas	6.1	5.6
	100.0%	100.0%

17. SEGMENT DISCLOSURE
In accordance with ASC Topic 280, Segment Reporting, our reportable segments during the three and nine months ended September 30, 2020 and 2019 consist of two types of commercial real estate properties, namely, office and hotel, as well as a segment for our lending business. Management internally evaluates the operating performance and financial results of the segments based on net operating income. We also have certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to our audited consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the SEC on March 16, 2020.
For our real estate segments, we define net operating income (loss) as rental and other property income and expense reimbursements less property related expenses, and excludes non-property income and expenses, interest expense, depreciation and amortization, corporate related general and administrative expenses, gain (loss) on sale of real estate, gain (loss) on early extinguishment of debt, impairment of real estate, transaction costs, and provision (benefit) for income taxes. For our lending segment, we define net operating income as interest income net of interest expense and general overhead expenses.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

The net operating income (loss) of our segments for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Office:
Revenues	$13,529	$16,885	$42,189	$72,380
Property expenses:
Operating	6,026	7,205	17,338	29,677
General and administrative	61	41	397	397
Total property expenses	6,087	7,246	17,735	30,074
Segment net operating income—office	7,442	9,639	24,454	42,306
Hotel:
Revenues	1,762	8,511	11,129	29,430
Property expenses:
Operating	2,796	6,081	11,491	19,520
General and administrative	35	31	54	108
Total property expenses	2,831	6,112	11,545	19,628
Segment net operating (loss) income—hotel	(1,069)	2,399	(416)	9,802
Lending:
Revenues	1,981	2,411	5,963	8,312
Lending expenses:
Interest expense	170	365	650	1,483
Expense reimbursements to related parties	901	652	2,581	1,840
General and administrative	641	505	1,562	1,343
Total lending expenses	1,712	1,522	4,793	4,666
Segment net operating income—lending	269	889	1,170	3,646
Total segment net operating income	$6,642	$12,927	$25,208	$55,754

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

A reconciliation of our segment net operating income to net income attributable to the Company for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Total segment net operating income	$6,642	$12,927	$25,208	$55,754
Interest and other income	62	1,408	98	3,226
Asset management and other fees to related parties	(2,387)	(2,699)	(7,408)	(10,496)
Expense reimbursements to related parties—corporate	(639)	(630)	(2,066)	(1,819)
Interest expense	(2,473)	(2,038)	(8,056)	(7,515)
General and administrative	(999)	(807)	(3,125)	(2,945)
Transaction costs	—	(340)	—	(600)
Depreciation and amortization	(5,273)	(5,180)	(15,728)	(21,995)
Loss on early extinguishment of debt	(281)	—	(281)	(29,982)
Impairment of real estate	—	—	—	(69,000)
Gain on sale of real estate	—	302	—	433,104
(Loss) income before benefit (provision) for income taxes	(5,348)	2,943	(11,358)	347,732
Benefit (provision) for income taxes	18	(87)	731	(686)
Net (loss) income	(5,330)	2,856	(10,627)	347,046
Net loss (income) attributable to noncontrolling interests	7	(8)	1	165
Net (loss) income attributable to the Company	$(5,323)	$2,848	$(10,626)	$347,211
The condensed assets for each of the segments as of September 30, 2020 and December 31, 2019, along with capital expenditures and loan originations for the nine months ended September 30, 2020 and 2019, are as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Condensed assets:
Office	$468,858	$460,951
Hotel	101,234	104,029
Lending	103,577	82,140
Non-segment assets	14,444	20,472
Total assets	$688,113	$667,592

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Capital expenditures (1):
Office	$7,793	$9,500
Hotel	801	1,846
Total capital expenditures	8,594	11,346
Loan originations	48,179	27,421
Total capital expenditures and loan originations	$56,773	$38,767

(1)Represents additions and improvements to real estate investments, excluding acquisitions. Includes the activity for dispositions through their respective disposition dates.

18. COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. COVID-19 has spread worldwide, causing significant disruptions to the U.S. and world economies. On March 4, 2020 and March 13, 2020, a state of emergency was declared for the state of California and for the United States, respectively. In response to the issuance of U.S. federal guidelines to contain the spread of COVID-19, U.S. state and local jurisdictions, including those in which the Company operates, implemented various containment and or mitigation measures, including shelter-in-place orders and the temporary closure of non-essential businesses. COVID-19 has triggered a period of significant global economic slowdown, and the impact of COVID-19 on the U.S. economy will continue through the remainder of 2020 and into 2021.
The information provided in the two tables below provides insight into the effects of COVID-19 on our rent collections for the three months ended September 30, 2020 and for the month of October 2020. While we provided similar information for the previous two quarters, we undertake no obligation to provide updated rent collection, concession or allowance information in the future. The following information is for the three months ended September 30, 2020, is presented based on collections and agreements with tenants reached as of September 30, 2020, and is preliminary and unaudited:

Tenant Type	Rental and Other Property Income Billed to Tenants	% Collected	% Collected by Applying the Security Deposit	% Deferred	% Recorded as Bad Debt	% Abated
Office and Retail (1)	$14,250,689	95.5%	0.1%	0.2%	1.5%	—%
Parking	$1,157,579	34.9%	—%	—%	62.6%	—%

(1)As of November 4, 2020, the Company collected an additional 1.4% of the $14,250,689 rental and other property income billed to its office and retail tenants for the three months ended September 30, 2020.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

The following information is for the month of October 2020, is presented based on collections and agreements with tenants reached as of October 31, 2020, and is preliminary and unaudited:

Tenant Type	Rental and Other Property Income Billed to Tenants	% Collected	% Collected by Applying the Security Deposit	% Deferred	% Recorded as Bad Debt (2)	% Abated
Office and Retail (1)	$4,333,864	92.8%	—%	—%	—%	—%
Parking	$351,202	19.2%	—%	—%	—%	—%

(1)As of November 4, 2020, the Company collected an additional 0.2% of the $4,333,864 rental and other property income billed to its office and retail tenants for the month of October 2020.
(2)As of November 4, 2020, the estimate for the percentage recorded as bad debt has not yet been determined.
For the three and nine months ended September 30, 2020, we recorded bad debt expense related to COVID-19 of $1,361,000 and $1,856,000, respectively. Of the $1,361,000 of bad debt expense related to COVID-19 for the three months ended September 30, 2020, $422,000 was related to rental and other property income billed to tenants in prior quarters.
Additionally, the spread of COVID-19 in the United States and the resulting restrictions on travel, meetings and social gatherings that have been implemented from time to time have impacted, and are expected to continue to materially impact so long as they persist, the operations of our hotel in Sacramento, California. For the fourth quarter of 2019, the net operating income of our hotel constituted approximately 22% of our total segment net operating income. The following table sets forth the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) for our hotel in Sacramento, California for the specified periods:

	Three Months Ended June 30,		Three Months Ended September 30,		October,
	2020	2019	2020	2019	2020	2019
Occupancy	12.5%	81.7%	24.1%	77.2%	29.4%	86.3%
ADR	$124.49	$173.08	$120.97	$148.06	$121.48	$162.39
RevPAR	$15.61	$141.42	$29.16	$114.33	$35.67	$140.07
Our lending division has also been adversely impacted by COVID-19. Loans originated and serviced under the SBA 7(a) Small Business Loan Program through September 30, 2020 consist primarily of loans to borrowers in the limited service hospitality sector. Currently, our borrowers are experiencing significant reductions in cash flow as the travel and leisure industry decline caused by COVID-19 has severely impacted limited service hospitality properties. The overwhelming majority of our borrowers received relief under the CARES Act through September 30, 2020. However, if no further relief is provided by Congress, we expect that borrowers under our SBA 7(a) Small Business Loan Program will continue to be materially and adversely affected by the economic impact of COVID-19, potentially leading to substantially higher delinquencies on our loans. As such, during the third quarter of 2020, we increased our loan loss reserves. Depending upon the length of continuation of market disruptions for the limited service hospitality industry, we may have additional increases in our loan loss reserves and ultimately an increase in loan losses, and such losses may be material.
We have taken steps to adapt to the difficult business environment in which we operate and to strengthen our business to position our business to thrive post COVID-19. These steps include (i) reducing our corporate overhead expenses by realigning certain support functions and reducing employee compensation at our Operator, including not appointing a replacement for our President who retired during the third quarter, (ii) focusing on appropriate cost-reduction measures at our properties, (iii) temporarily suspending the vast majority of activities related to the repositioning of our office building at 4750 Wilshire Boulevard in Los Angeles, California, and renovations at the Sheraton Grand Hotel in Sacramento, California, (iv) increasing liquidity by entering into the new 2020 unsecured revolving credit facility in May, accessing the PPPLF in June and entering into the 2018 Credit Facility Modification in September, and (v) amending our Master Services Agreement to eliminate the Base Service Fee as described in Note 13.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements as of September 30, 2020 and December 31, 2019, and
for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

The extent to which COVID-19 will continue to impact the Company’s operations and those of its tenants and business partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the COVID-19 pandemic and actions taken to contain the pandemic or mitigate its impact and the extent to which federal, state and local governments provide relief or assistance to those affected by COVID-19 (including extending the CARES Act). The Company cannot predict the significance, extent or duration of any adverse impact of COVID-19 on its business, financial condition, results of operations, cash flow or its ability to satisfy its debt service obligations or to maintain its level of distributions on its Common Stock or Preferred Stock. However, the Company’s business, financial condition, results of operations, and liquidity have been adversely affected and will likely continue to be adversely affected for the remainder of 2020 and at least through the first half of 2021.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “project,” “target,” “expect,” “intend,” “might,” “believe,” “anticipate,” “estimate,” “could,” “would,” “continue,” “pursue,” “potential,” “forecast,” “seek,” “plan,” or “should” or the negative thereof or other variations or similar words or phrases. Such forward-looking statements include, among others, statements about CMCT’s plans and objectives relating to future growth and availability of funds, and the trading liquidity of CMCT’s Common Stock. Such forward-looking statements are based on particular assumptions that management of CMCT has made in light of its experience, as well as its perception of expected future developments and other factors that it believes are appropriate under the circumstances. Forward-looking statements are necessarily estimates reflecting the judgment of CMCT’s management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include those associated with (i) the scope, severity and duration of the current pandemic of COVID-19, and actions taken to contain the pandemic or mitigate its impact, (ii) the adverse effect of COVID-19 on the financial condition, results of operations, cash flows and performance of CMCT and its tenants and business partners, the real estate market and the global economy and financial markets, among others, (iii) the timing, form and operational effects of CMCT’s development activities, (iv) the ability of CMCT to raise in place rents to existing market rents and to maintain or increase occupancy levels, (v) fluctuations in market rents, including as a result of COVID-19, and (vi) general economic, market and other conditions. Additional important factors that could cause CMCT’s actual results to differ materially from CMCT’s expectations are discussed under the section “Risk Factors” in CMCT’s Annual Report on Form 10-K for the year ended December 31, 2019 and elsewhere in this Quarterly Report. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond CMCT’s control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by CMCT or any other person that CMCT’s objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. CMCT does not undertake to update them to reflect changes that occur after the date they are made.
All references to our Common Stock and related share and per share amounts have been adjusted to give retroactive effect to the Reverse Stock Split, except as otherwise indicated.
The following discussion of our financial condition as of September 30, 2020 and results of operations for the three and nine months ended September 30, 2020 and 2019 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this Quarterly Report.
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
COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. COVID-19 has spread worldwide, causing significant disruptions to the U.S. and world economies. On March 4, 2020 and March 13, 2020, a state of emergency was declared for the state of California and for the United States, respectively. In response to the issuance of U.S. federal guidelines to contain the spread of COVID-19, U.S. state and local jurisdictions, including those in which the Company operates, implemented various containment and or mitigation measures, including shelter-in-place orders and the temporary closure of non-essential businesses. COVID-19 has triggered a period of significant global economic slowdown, and the impact of COVID-19 on the U.S. economy will continue through the remainder of 2020 and into 2021.
The economic downturn caused by COVID-19 has negatively affected and will likely continue to negatively affect the operations of our office portfolio to the extent of, among other things: (i) the inability of our tenants to pay rents, (ii) the deferral of rent payments by our tenants, (iii) tenants’ requests to modify terms of their leases in a way that will reduce the economic value of their leases, (iv) an increase in early lease terminations or a decrease in lease renewals and (v) our inability to re-lease vacant space in our office portfolio due to “shelter in place” or similar orders or a systemic shift in the demand for office space as a result of COVID-19.
The information provided in the two tables below provides insight into the effects of COVID-19 on our rent collections for the three months ended September 30, 2020 and for the month of October 2020. While we provided similar information for the previous two quarters, we undertake no obligation to provide updated rent collection, concession or allowance information in the future. The following information is for the three months ended September 30, 2020, is presented based on collections and agreements with tenants reached as of September 30, 2020, and is preliminary and unaudited:

Tenant Type	Rental and Other Property Income Billed to Tenants	% Collected	% Collected by Applying the Security Deposit	% Deferred	% Recorded as Bad Debt	% Abated
Office and Retail (1)	$14,250,689	95.5%	0.1%	0.2%	1.5%	—%
Parking	$1,157,579	34.9%	—%	—%	62.6%	—%

(1)As of November 4, 2020, the Company collected an additional 1.4% of the $14,250,689 rental and other property income billed to its office and retail tenants for the three months ended September 30, 2020.
The following information is for the month of October 2020, is presented based on collections and agreements with tenants reached as of October 31, 2020, and is preliminary and unaudited:

Tenant Type	Rental and Other Property Income Billed to Tenants	% Collected	% Collected by Applying the Security Deposit	% Deferred	% Recorded as Bad Debt (2)	% Abated
Office and Retail (1)	$4,333,864	92.8%	—%	—%	—%	—%
Parking	$351,202	19.2%	—%	—%	—%	—%

(1)As of November 4, 2020, the Company collected an additional 0.2% of the $4,333,864 rental and other property income billed to its office and retail tenants for the month of October 2020.
(2)As of November 4, 2020, the estimate for the percentage recorded as bad debt has not yet been determined.
For the three and nine months ended September 30, 2020, we recorded bad debt expense related to COVID-19 of $1,361,000 and $1,856,000, respectively. Of the $1,361,000 of bad debt expense related to COVID-19 for the three months ended September 30, 2020, $422,000 was related to rental and other property income billed to tenants in prior quarters.
Our rent collection rates may deteriorate the longer COVID-19 persists, which could lead to increased reserves and write-offs of both cash and deferred rent receivables. To the extent the Company receives requests from tenants to defer or abate their rent payments, the Company will evaluate each tenant’s rent relief request on an individual basis, considering a number of factors. No significant abatement or modifications have been reached for the three and nine months ended September

30, 2020 or for October 2020, and the Company’s management believes that any such requests that will be granted with respect to October 2020 rental payments will not result in a significant impact to the Company’s results of operations. Not all tenant requests will be granted and the Company has not, and generally does not intend to, forego its contractual economic rights under its lease agreements. Rent collections, rent relief requests and relief to-date may not be indicative of collections or requests in any future period.
Additionally, the spread of COVID-19 in the United States and the resulting restrictions on travel, meetings and social gatherings that have been implemented from time to time have impacted, and are expected to continue to materially impact so long as they persist, the operations of our hotel in Sacramento, California. For the fourth quarter of 2019, the net operating income of our hotel constituted approximately 22% of our total segment net operating income. Based on current expectations, it is highly likely that the net operating income of our hotel will continue to be negative for the fourth quarter of 2020, and likely for at least the first half of 2021. As a result, contributions by the hotel to our funds from operations during such periods will be significantly diminished. The following table sets forth the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) for our hotel in Sacramento, California for the specified periods:

	Three Months Ended June 30,		Three Months Ended September 30,		October,
	2020	2019	2020	2019	2020	2019
Occupancy	12.5%	81.7%	24.1%	77.2%	29.4%	86.3%
ADR	$124.49	$173.08	$120.97	$148.06	$121.48	$162.39
RevPAR	$15.61	$141.42	$29.16	$114.33	$35.67	$140.07
Our lending division has also been adversely impacted by COVID-19. Loans originated and serviced under the SBA 7(a) Small Business Loan Program through September 30, 2020 consist primarily of loans to borrowers in the limited service hospitality sector. Currently, our borrowers are experiencing significant reductions in cash flow as the travel and leisure industry decline caused by COVID-19 has severely impacted limited service hospitality properties. The overwhelming majority of our borrowers received relief under the CARES Act through September 30, 2020. However, if no further relief is provided by Congress, we expect that borrowers under our SBA 7(a) Small Business Loan Program will continue to be materially and adversely affected by the economic impact of COVID-19, potentially leading to substantially higher delinquencies on our loans. As such, during the third quarter of 2020, we increased our loan loss reserves. Depending upon the length of continuation of market disruptions for the limited service hospitality industry, we may have additional increases in our loan loss reserves and ultimately an increase in loan losses, and such losses may be material.
The situation surrounding COVID-19 remains fluid, and we have been actively managing our response in collaboration with tenants, government officials and business partners and assessing the impact to our financial position and operating results, as well as the additional potential adverse developments in our business. We have taken steps to adapt to the difficult business environment in which we operate and to strengthen our business to position our business to thrive post COVID-19. These steps include (i) reducing our corporate overhead expenses by realigning certain support functions and reducing employee compensation at our Operator, including not appointing a replacement for our President who retired during the third quarter, (ii) focusing on appropriate cost-reduction measures at our properties, (iii) temporarily suspending the vast majority of activities related to the repositioning of our office building at 4750 Wilshire Boulevard in Los Angeles, California, and renovations at the Sheraton Grand Hotel in Sacramento, California, (iv) increasing liquidity by entering into the new 2020 unsecured revolving credit facility in May, accessing the PPPLF in June and entering into the 2018 Credit Facility Modification (as defined below) in September, and (v) amending our Master Services Agreement to eliminate the Base Service Fee.
The extent to which COVID-19 will continue to impact the Company’s operations and those of its tenants and business partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the COVID-19 pandemic and actions taken to contain the pandemic or mitigate its impact and the extent to which federal, state and local governments provide relief or assistance to those affected by COVID-19 (including extending the CARES Act). The Company cannot predict the significance, extent or duration of any adverse impact of COVID-19 on its business, financial condition, results of operations, cash flow or its ability to satisfy its debt service obligations or to maintain its level of distributions on its Common Stock or Preferred Stock. However, the Company’s business, financial condition, results of operations, and liquidity have been adversely affected and will likely continue to be adversely affected for the remainder of 2020 and at least through the first half of 2021.

Properties
As of September 30, 2020, our real estate portfolio consisted of 11 assets, all of which were fee-simple properties. As of September 30, 2020, our eight office properties and one development site which is being used as a parking lot, totaling approximately 1.3 million rentable square feet, were 79.5% occupied (during the nine months ended September 30, 2020, we completed the development of a former surface parking lot at 3601 S Congress Avenue into approximately 44,000 square feet of additional office space, which was 0% occupied as of September 30, 2020 and is included in the occupancy percentage as of September 30, 2020), and one hotel with an ancillary parking garage, which has a total of 503 rooms, had RevPAR of $51.37 for the nine months ended September 30, 2020.
Strategy
Our strategy is principally focused on the acquisition of Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States (including improving and developing such assets) in a manner that will prudently grow our NAV and cash flow per share of Common Stock.
Our strategy is centered around CIM Group’s community qualification process. We believe this strategy provides us with a significant competitive advantage when making real estate acquisitions. The qualification process generally takes between six months and five years and is a critical component of CIM Group’s evaluation. As part of the community qualification process, CIM Group examines the characteristics of a market to determine whether the district possesses certain characteristics prior to the extensive efforts CIM Group’s investment professionals undertake when reviewing potential acquisitions in its qualified communities (“Qualified Communities”). Qualified Communities generally fall into one of two categories: (i) transitional metropolitan districts that have dedicated resources to become vibrant metropolitan communities and (ii) well-established, thriving metropolitan areas (typically major central business districts). Qualified Communities are distinct districts which have dedicated resources to become or are currently vibrant communities where people can live, work, shop and be entertained, all within walking distance or close proximity to public transportation. These areas also generally have high barriers to entry, high population density, positive population trends and support for investment. CIM Group believes that a vast majority of the risks associated with acquiring real estate are mitigated by accumulating local market knowledge of the community where the asset is located. CIM Group typically spends significant time and resources qualifying targeted communities prior to making any acquisitions. Since 1994, CIM Group has identified 135 Qualified Communities and has deployed capital in 75 of these communities. Although we may not deploy capital exclusively in Qualified Communities, it is expected that most of our assets will be identified through this systematic process.
CIM Group seeks to maximize the value of its holdings through active onsite property management and leasing. CIM Group has extensive in-house research, acquisition, credit analysis, development, finance, leasing and onsite property management capabilities, which leverage its deep understanding of metropolitan communities to position properties for multiple uses and to maximize operating income. As a vertically-integrated owner and operator, CIM Group has in-house onsite property management and leasing capabilities. Property managers prepare annual capital and operating budgets and monthly operating reports, monitor results, and oversee vendor services, maintenance and capital improvement schedules. In addition, they ensure that revenue objectives are met, lease terms are followed, receivables are collected, preventative maintenance programs are implemented, vendors are evaluated and expenses are controlled. In addition, CIM Group’s Real Assets Management Committee reviews and approves strategic plans for each asset, including financial, leasing, marketing, property positioning and disposition plans. The Real Assets Management Committee reviews and approves the annual business plan for each property, including its capital and operating budget. CIM Group’s organizational structure provides for continuity through multi-disciplinary teams responsible for an asset from the time of the original investment recommendation, through the implementation of the asset’s business plan, and any disposition activities.
CIM Group’s Investments and Development teams are separate groups that work very closely together on transactions requiring development expertise. While the Investments team is responsible for acquisition analysis, both the Investments and Development teams perform due diligence, evaluate and determine underwriting assumptions and participate in the development management and ongoing asset management of CIM Group’s opportunistic assets. The Development team is also responsible for the oversight and or execution of securing entitlements and the development/repositioning process. In instances where CIM Group is not the lead developer, CIM Group’s in-house Development team continues to provide development and construction oversight to co-sponsors through a shadow team that oversees the progress of the development from beginning to end to ensure adherence to the budgets, schedules, quality and scope of the project in order to maintain CIM Group’s vision for the final product. The Investments and Development teams interact as a cohesive team when sourcing, underwriting, acquiring, executing and managing the business plan of an opportunistic acquisition.
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
While we are principally focused on Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States (including improving and developing such assets), we may also participate more actively in other CIM Group real estate strategies and product types, including, but not limited to, multi-family residential and or real estate debt, in order to broaden our participation in CIM Group’s platform and capabilities for the benefit of all classes of stockholders. This may include, without limitation, engaging in real estate development activities as well as investing in other product types directly, side-by-side with one or more funds of CIM Group.
Rental Rate Trends
Office Statistics:    The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods:

	As of September 30,
	2020	2019
Occupancy (1)	79.5%	87.2%
Annualized rent per occupied square foot (1)(2)	$50.39	$47.96

(1)We sold eight office properties, one development site, and one parking garage during the nine months ended September 30, 2019 (the “2019 Asset Sales”). Excluding these properties, the occupancy and annualized rent per occupied square foot were 87.2% and $47.96, respectively, as of September 30, 2019. During the nine months ended September 30, 2020, we completed the development of a former surface parking lot at 3601 S Congress Avenue into approximately 44,000 square feet of additional office space, which was 0% occupied as of September 30, 2020 and was included in the occupancy percentage as of September 30, 2020.
(2)Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements, representing lease incentives in the form of free rent, for the twelve months ended September 30, 2020 and 2019 were approximately $1,793,000 and $1,768,000, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.

Over the next four quarters, we expect to see expiring cash rents as set forth in the table below:

	For the Three Months Ended
	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Expiring Cash Rents:
Expiring square feet (1)	67,631	23,495	26,923	16,006
Expiring rent per square foot (2)	$47.09	$72.78	$47.62	$41.80

(1)Month-to-month tenants occupying a total of 15,041 square feet are included in the expiring leases in the first quarter listed.
(2)Represents gross monthly base rent, as of September 30, 2020, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.
During the three and nine months ended September 30, 2020, we executed leases with terms longer than 12 months totaling 9,759 and 45,236 square feet, respectively. The table below sets forth information on certain of our executed leases during the three and nine months ended September 30, 2020, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

	Number of Leases (1)	Rentable Square Feet	New Cash Rents per Square Foot (2)	Expiring Cash Rents per Square Foot (2)
Three months ended September 30, 2020	3	8,159	$35.79	$35.53
Nine months ended September 30, 2020	10	39,916	$53.46	$44.48

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
Tenants accounting for over 10% of revenues
Rental and other property income from Kaiser, which occupied space in two of our Oakland, California properties, accounted for approximately 27.9% and 22.2% of our office segment revenues for the three months ended September 30, 2020 and 2019, respectively, and approximately 26.1% and 15.6% for the nine months ended September 30, 2020 and 2019, respectively.
Rental and other property income from Governmental Tenants, which primarily occupied space in our properties located in Washington, D.C., which were sold during the year ended December 31, 2019, accounted for approximately 2.5% and 11.2% of our office segment revenues for the three months ended September 30, 2020 and 2019, respectively, and approximately 2.3% and 20.0% for the nine months ended September 30, 2020 and 2019, respectively.

Hotel Statistics:    The following table sets forth the occupancy, ADR and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Nine Months Ended September 30,
	2020	2019
Occupancy	34.1%	80.3%
ADR	$150.55	$164.32
RevPAR	$51.37	$131.97
Seasonality
Our revenues and expenses for our hotel property are subject to seasonality during the year. Generally, our hotel revenues are greater in the first and second quarters than the third and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenues, segment net operating income, net income and cash provided by operating activities. In addition, the hotel industry is cyclical and demand generally follows, on a lagged basis, key macroeconomic factors, such as those resulting from COVID-19. For information regarding the effects of COVID-19 on our hotel and its renovations, see “—COVID-19” above.
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
    Enacted in March 2020, Section 1112 provided for subsidy loan payments on all loans originated under the SBA 7(a) Small Business Loan Program in ‘regular’ servicing, which subsidies were not required to be repaid by the borrowers. The subsidy payments were paid by the SBA and reflected the initial six months of payments, including scheduled principal and interest payments, for any new loan originated from the implementation of the CARES Act through September 27, 2020. The overwhelming majority of borrowers under our SBA 7(a) Small Business Loan Program qualified for relief under Section 1112. The relief ended for most of our borrowers effective September 30, 2020.
As an SBA 7(a) licensee, we are an authorized lender under the Paycheck Protection Program and during the nine months ended September 30, 2020, we originated $16,016,000 of loans under the program, all of which was still outstanding as of both November 4, 2020 and September 30, 2020, respectively.
The Paycheck Protection Program provides small businesses with uncollateralized and unguaranteed loans at an interest rate of 1.00%, with repayment deferred for a period of six months following origination. The loans will be fully forgiven, subject to certain limitations, when used by the borrower for payroll costs, interest on mortgages, rent, and utilities. For those loans that are forgiven, the SBA will remit 100% of the remaining outstanding principal plus accrued interest to us. For those loans whose borrowers do not meet the criteria required for forgiveness, repayment obligations commence after the applicable deferment period in equal installments over the remaining term to maturity. A substantial portion of the loans that we originated under the Paycheck Protection Program have a two-year term and originally had a deferment period of six months; however, as a result of amendments to the Paycheck Protection Program, these loans now are deferred for up to 16 months. All loans approved by the SBA after June 5, 2020 have a five-year term and deferment period of 16 months.
For information regarding the effects of COVID-19 on our lending segment, see “—COVID-19” above.

Results of Operations
Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019
Net (Loss) Income

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Total revenues	$17,334	$29,215	$(11,881)	(40.7)%
Total expenses	$22,682	$26,574	$(3,892)	(14.6)%
Gain on sale of real estate	$—	$302	$(302)	(100.0)%
Net (loss) income	$(5,330)	$2,856	$(8,186)	(286.6)%
Net (loss) income decreased to $(5,330,000), or by $8,186,000, for the three months ended September 30, 2020, compared to net income of $2,856,000 for the three months ended September 30, 2019. The decrease is primarily attributable to a decrease of $6,285,000 in segment net operating income (primarily as a result of the adverse impact of COVID-19), a decrease of $1,346,000 in interest and other income not allocated to our operating segments, an increase of $435,000 in interest expense not allocated to our operating segments, and a gain on sale of real estate of $302,000 recognized during the three months ended September 30, 2019, partially offset by a decrease of $340,000 in transaction costs and a decrease of $312,000 of in asset management and other fees to related parties.
Funds from Operations (“FFO”)
We believe that FFO is a widely recognized and appropriate measure of the performance of a REIT and that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO represents net income (loss) attributable to common stockholders, computed in accordance with GAAP, which reflects the deduction of redeemable preferred stock dividends declared or accumulated, redeemable preferred stock deemed dividends, and redeemable preferred stock redemptions, excluding gains (or losses) from sales of real estate, impairment of real estate, and real estate depreciation and amortization. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (the “NAREIT”).
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

The following table sets forth a reconciliation of net loss attributable to common stockholders to FFO attributable to common stockholders:

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Net loss attributable to common stockholders (1)	$(9,678)	$(1,622)
Depreciation and amortization	5,273	5,180
Gain on sale of depreciable assets	—	(302)
FFO attributable to common stockholders (1)	$(4,405)	$3,256

(1)In connection with the 2018 Credit Facility Modification entered into in September 2020, we recognized a $281,000 loss on early extinguishment of debt related to the write off of certain unamortized loan costs resulting from such debt modification. Such loss on early extinguishment of debt is included in, and has the effect of reducing, net income attributable to common stockholders and FFO attributable to common stockholders, because loss on early extinguishment of debt is not an adjustment prescribed by NAREIT.
FFO attributable to common stockholders was $(4,405,000) for the three months ended September 30, 2020, a decrease of $7,661,000 compared to $3,256,000 for the three months ended September 30, 2019. The decrease in FFO is primarily attributable to a decrease of $6,285,000 in segment net operating income (primarily as a result of the adverse impact of COVID-19), a decrease of $1,346,000 in interest and other income not allocated to our operating segments, and an increase of $435,000 in interest expense not allocated to our operating segments, partially offset by a decrease of $340,000 in transaction costs and a decrease of $312,000 of in asset management and other fees to related parties.
Summary Segment Results
During the three months ended September 30, 2020 and 2019, CIM Commercial operated in three segments: office and hotel properties and lending. Set forth and described below are summary segment results for our operating segments.

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenues:
Office	$13,529	$16,885	$(3,356)	(19.9)%
Hotel	$1,762	$8,511	$(6,749)	(79.3)%
Lending	$1,981	$2,411	$(430)	(17.8)%
Expenses:
Office	$6,087	$7,246	$(1,159)	(16.0)%
Hotel	$2,831	$6,112	$(3,281)	(53.7)%
Lending	$1,712	$1,522	$190	12.5%
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased to $13,529,000, or by 19.9%, for the three months ended September 30, 2020 compared to $16,885,000 for the three months ended September 30, 2019. The decrease is primarily due to the sale of two office properties in Washington, D.C., which was consummated in July 2019, and lower revenues at an office property in Beverly Hills, California due to a decrease in occupancy as compared to the third quarter of 2019. Additionally, the economic downturn caused by COVID-19 has negatively affected and will continue to negatively affect the operations of our office portfolio for the fiscal year ending December 31, 2020 and at least through the first half of 2021 as described in “—COVID-19” above.

Hotel Revenue: Hotel revenue decreased to $1,762,000, or by 79.3%, for the three months ended September 30, 2020, compared to $8,511,000 for the three months ended September 30, 2019, primarily due to a decrease in occupancy, average daily rate, and food, beverage, and other sundry hotel services during the third quarter of 2020 as compared to the third quarter of 2019 as a result of COVID-19. The outbreak of COVID-19 (see “—COVID-19” above), the temporary closure of the nearby Sacramento Convention Center until its expected reopening in early 2021, and renovations of the guest rooms, food and beverage amenities, public areas, meeting rooms and other amenities at the hotel during 2020, to the extent such renovations are resumed, are expected to cause hotel revenue to decline materially during the remainder of 2020 as compared to the fourth quarter of 2019.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue decreased to $1,981,000, or by 17.8%, for the three months ended September 30, 2020, compared to $2,411,000 for the three months ended September 30, 2019. The decrease is primarily due to a decrease in interest income resulting from a decrease in the prime rate.
Interest and Other Income: Interest and other income represents revenue generated outside of our reportable segments. Interest and other income decreased to $62,000 for the three months ended September 30, 2020, compared to $1,408,000 for the three months ended September 30, 2019. The decrease primarily relates to interest earned during the three months ended September 30, 2019 on the proceeds from certain of the 2019 Asset Sales.
Expenses
Office Expenses: Office expenses decreased to $6,087,000, or by 16.0%, for the three months ended September 30, 2020, compared to $7,246,000 for the three months ended September 30, 2019. The decrease is primarily due to the sale of two office properties in Washington, D.C., which was consummated in July 2019.
Hotel Expenses: Hotel expenses decreased to $2,831,000, or by 53.7%, for the three months ended September 30, 2020, compared to $6,112,000 for the three months ended September 30, 2019, primarily as a result of decreased occupancy at the hotel due to COVID-19. The outbreak of COVID-19 (see “—COVID-19” above) is expected to cause hotel expenses to decrease during the remainder of 2020 as compared to the fourth quarter of 2019.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related party. Lending expenses increased to $1,712,000, or by 12.5%, for the three months ended September 30, 2020, compared to $1,522,000 for the three months ended September 30, 2019, primarily due to additions to our general reserves (included in general and administrative expenses) as a result of COVID-19 and an increase in costs incurred and expense reimbursements as a result of the allocation of $230,000 to the lending segment for a portion of the payment made to our former President who retired effective September 16, 2020, partially offset by a decrease in interest expense as a result of a reduction in the outstanding balances of our SBA 7(a) loan-backed notes and secured borrowings.
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments, were $2,387,000 for the three months ended September 30, 2020, a decrease of $312,000, compared to $2,699,000 for the three months ended September 30, 2019. Asset management fees totaled $2,387,000 for the three months ended September 30, 2020, compared to $2,424,000 for the three months ended September 30, 2019. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban’s assets, which are appraised in the fourth quarter of each year.
CIM Commercial also paid a Base Service Fee to the Administrator, a related party, which totaled $275,000 for the three months ended September 30, 2019. On May 11, 2020, the Master Services Agreement was amended to replace the Base Service Fee with the Incentive Fee. The amendment is effective as of April 1, 2020. The Administrator did not earn an Incentive Fee for the three months ended September 30, 2020. Based on the expected performance of the Company for the remainder of 2020, we will pay no Incentive Fee in 2020; it is also very likely that we will not pay any Incentive Fee in 2021.
Expense Reimbursements to Related Parties—Corporate: The Administrator received compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered by the Base Service Fee or the Incentive Fee, as the case may be. For the three months ended September 30, 2020 and 2019, we expensed $639,000 and $630,000 for such services, respectively.
Interest Expense: Interest expense, which has not been allocated to our operating segments, was $2,473,000 for the three months ended September 30, 2020, an increase of $435,000 compared to $2,038,000 for the three months ended September 30, 2019. The increase is primarily due to a higher average outstanding principal balance on our 2018 revolving credit facility during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, as well as an increase in interest expense on our 2018 revolving credit facility resulting from the 2018 Credit Facility Modification.

General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $999,000 for the three months ended September 30, 2020, an increase of $192,000 compared to $807,000 for the three months ended September 30, 2019. The increase is primarily due to a non-recurring reduction to general and administrative expenses that occurred during the three months ended September 30, 2019.
Transaction Costs: Transaction costs totaled $0 for the three months ended September 30, 2020 and $340,000 for the three months ended September 30, 2019.
Depreciation and Amortization Expense: Depreciation and amortization expense was $5,273,000 for the three months ended September 30, 2020, an increase of $93,000 compared to $5,180,000 for the three months ended September 30, 2019.
Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt was $281,000 for the three months ended September 30, 2020, compared to $0 for the three months ended September 30, 2019. The loss on early extinguishment of debt was related to the write off of a portion of the deferred financing costs for the 2018 Credit Facility as a result of the reduction in total borrowing capacity in connection with the 2018 Credit Agreement Modification.
Gain on sale of real estate: There was no gain on sale of real estate for the three months ended September 30, 2020 and $302,000 for the three months ended September 30, 2019. We recognized a gain on sale of real estate of $302,000 in connection with the sale of two office properties and one development site in Washington, D.C, which was consummated in July 2019.
(Benefit) Provision for Income Taxes: (Benefit) provision for income taxes was $(18,000) for the three months ended September 30, 2020 and $87,000 for the three months ended September 30, 2019. The decrease is due to a decrease in taxable income at our taxable REIT subsidiaries (“TRSs”) during the three months ended September 30, 2020 resulting primarily from the effects of COVID-19 on our hotel in Sacramento, California.
Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019
Net (Loss) Income

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Total revenues	$59,379	$113,348	$(53,969)	(47.6)%
Total expenses	$70,737	$198,720	$(127,983)	(64.4)%
Gain on sale of real estate	$—	$433,104	$(433,104)	(100.0)%
Net (loss) income	$(10,627)	$347,046	$(357,673)	(103.1)%
Net (loss) income decreased to $(10,627,000), or by $(357,673,000), for the nine months ended September 30, 2020, compared to net income of $347,046,000 for the nine months ended September 30, 2019. The decrease is primarily attributable to the gain on sale of real estate of $433,104,000 recognized during the nine months ended September 30, 2019 as well as a decrease of $30,546,000 in segment net operating income (primarily as a result of both the 2019 Asset Sales and the adverse impact of COVID-19), partially offset by $69,000,000 in impairment of real estate recognized during the nine months ended September 30, 2019, and a $29,982,000 loss on early extinguishment of debt recognized during the nine months ended September 30, 2019.

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
The following table sets forth a reconciliation of net (loss) income attributable to common stockholders to FFO attributable to common stockholders:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net (loss) income attributable to common stockholders (1)	$(24,606)	$334,269
Depreciation and amortization	15,728	21,995
Impairment of real estate	—	69,000
Gain on sale of depreciable assets	—	(433,104)
FFO attributable to common stockholders (1)	$(8,878)	$(7,840)

(1)In connection with the 2018 Credit Facility Modification entered into in September 2020, we recognized a $281,000 loss on early extinguishment of debt related to the write off of certain unamortized loan costs resulting from such debt modification. In connection with the sale of certain properties during the nine months ended September 30, 2019, we recognized a $29,982,000 loss on early extinguishment of debt related to the legal defeasance and prepayment of mortgage loans collateralized by such properties. Such losses on early extinguishment of debt are included in, and have the effect of reducing, net income attributable to common stockholders and FFO attributable to common stockholders, because loss on early extinguishment of debt is not an adjustment prescribed by NAREIT.
FFO attributable to common stockholders was $(8,878,000) for the nine months ended September 30, 2020, a decrease of $(1,038,000) compared to $(7,840,000) for the nine months ended September 30, 2019. The decrease in FFO was primarily attributable to a decrease of $30,546,000 in segment net operating income (primarily as a result of both the 2019 Asset Sales and the adverse impact of COVID-19), a decrease of $3,128,000 in interest and other income not allocated to our operating segments, an increase of $247,000 in expense reimbursements to related parties—corporate, an increase of $679,000 in redeemable preferred stock dividends declared or accumulated, and an increase of $541,000 in interest expense not allocated to our operating segments, partially offset by a decrease of $29,701,000 in loss on early extinguishment of debt, a decrease of $3,088,000 in asset management and other fees to related parties not allocated to our operating segments, and a decrease of $1,417,000 in provision for income taxes.

Summary Segment Results
During the nine months ended September 30, 2020 and 2019, CIM Commercial operated in three segments: office and hotel properties and lending. Set forth and described below are summary segment results for our operating segments.

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenues:
Office	$42,189	$72,380	$(30,191)	(41.7)%
Hotel	$11,129	$29,430	$(18,301)	(62.2)%
Lending	$5,963	$8,312	$(2,349)	(28.3)%
Expenses:
Office	$17,735	$30,074	$(12,339)	(41.0)%
Hotel	$11,545	$19,628	$(8,083)	(41.2)%
Lending	$4,793	$4,666	$127	2.7%
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased to $42,189,000, or by 41.7%, for the nine months ended September 30, 2020 compared to $72,380,000 for the nine months ended September 30, 2019. The decrease is primarily due to the 2019 Asset Sales, lower revenues at an office property in Los Angeles, California, and lower revenues at an office property in Beverly Hills, California due to a decrease in occupancy as compared to the prior year. Additionally, the economic downturn caused by COVID-19 has negatively affected and will continue to negatively affect the operations of our office portfolio for the fiscal year ending December 31, 2020 and at least through the first half of 2021 as described in “—COVID-19” above.
Hotel Revenue: Hotel revenue decreased to $11,129,000, or by 62.2%, for the nine months ended September 30, 2020, compared to $29,430,000 for the nine months ended September 30, 2019, primarily due to decreases in occupancy, average daily rate, and food, beverage, and other sundry hotel services during the period starting in March 2020 through September 2020 as compared to the same period in the prior year as a result of COVID-19 (see “—COVID-19” above). The outbreak of COVID-19, the temporary closure of the nearby Sacramento Convention Center until its expected reopening in early 2021, and renovations of the guest rooms, food and beverage amenities, public areas, meeting rooms and other amenities at the hotel during 2020, to the extent such renovations are resumed, are expected to cause hotel revenue to decline materially during the remainder of 2020 as compared to the fourth quarter of 2019.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue decreased to $5,963,000, or by 28.3%, for the nine months ended September 30, 2020, compared to $8,312,000 for the nine months ended September 30, 2019. The decrease is primarily due to a decrease in premium income from the sale of the guaranteed portion of our SBA 7(a) loans and a decrease in interest income resulting from a decrease in the prime rate.
Interest and Other Income: Interest and other income represents revenue generated outside of our reportable segments. Interest and other income decreased to $98,000 for the nine months ended September 30, 2020, compared to $3,226,000 for the nine months ended September 30, 2019. The decrease primarily relates to interest earned during the nine months ended September 30, 2019 on the proceeds from certain of the 2019 Asset Sales.
Expenses
Office Expenses: Office expenses decreased to $17,735,000, or by 41.0%, for the nine months ended September 30, 2020, compared to $30,074,000 for the nine months ended September 30, 2019. The decrease is primarily due to the 2019 Asset Sales.
Hotel Expenses: Hotel expenses decreased to $11,545,000, or by 41.2%, for the nine months ended September 30, 2020, compared to $19,628,000 for the nine months ended September 30, 2019, primarily as a result of decreased occupancy at the hotel during the period starting March 2020 through September 2020 as compared to the same period in the prior year as a result of COVID-19. The outbreak of COVID-19 (see “—COVID-19” above) is expected to cause hotel expenses to decrease during the remainder of 2020 as compared to the fourth quarter of 2019.

Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related party. Lending expenses increased to $4,793,000, or by 2.7%, for the nine months ended September 30, 2020, compared to $4,666,000 for the nine months ended September 30, 2019, primarily due to an increase in costs incurred and expense reimbursements to related parties due to an increase in allocated expenses related to the development of the loan origination platform for the Paycheck Protection Program and assistance with origination of SBA 7(a) loans under the Paycheck Protection Program, additions to our general reserves (included in general and administrative expenses) as a result of COVID-19, an increase in costs incurred and expense reimbursements as a result of the allocation of $230,000 to the lending segment for a portion of the payment made to our former President who retired effective September 16, 2020, and an increase in general and administrative expense related to an increase in loan loss reserves, partially offset by decrease in interest expense as a result of a reduction in the outstanding balances of our SBA 7(a) loan-backed notes and secured borrowings.
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments, were $7,408,000 for the nine months ended September 30, 2020, a decrease of $3,088,000, compared to $10,496,000 for the nine months ended September 30, 2019. Asset management fees totaled $7,126,000 for the nine months ended September 30, 2020, compared to $9,669,000 for the nine months ended September 30, 2019. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban’s assets, which are appraised in the fourth quarter of each year. The lower fees reflect a decrease in the adjusted fair value of CIM Urban’s assets due to the 2019 Asset Sales, partially offset by incremental capital expenditures incurred in the first nine months of 2020.
CIM Commercial also paid a Base Service Fee to the Administrator, a related party, which totaled $282,000 for the nine months ended September 30, 2020 compared to $827,000 for the nine months ended September 30, 2019. On May 11, 2020, the Master Services Agreement was amended to replace the Base Service Fee with the Incentive Fee. The amendment is effective as of April 1, 2020. The Administrator did not earn an Incentive Fee for the three months ended September 30, 2020. Based on the expected performance of the Company for the remainder of 2020, we will pay no Incentive Fee in 2020; it is also very likely that we will not pay any Incentive Fee in 2021.
Expense Reimbursements to Related Parties—Corporate: The Administrator received compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered by the Base Service Fee or the Incentive Fee, as the case may be. For the nine months ended September 30, 2020 and 2019, we expensed $2,066,000 and $1,819,000 for such services, respectively.
Interest Expense: Interest expense, which has not been allocated to our operating segments, was $8,056,000 for the nine months ended September 30, 2020, an increase of $541,000 compared to $7,515,000 for the nine months ended September 30, 2019. The increase is primarily due to a higher average outstanding principal balance on our 2018 revolving credit facility during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, as well as an increase in interest expense on our revolving credit facility resulting from the 2018 Credit Facility Modification, partially offset by a decrease in the LIBOR component of our interest rates and the legal defeasance of mortgage loans with an aggregate outstanding principal balance of $205,500,000 in connection with the sale of three office properties and a parking garage in Oakland, California, the prepayment of a $46,000,000 mortgage loan in connection with the sale of an office property in Washington, D.C., and the assumption of a $28,200,000 mortgage loan by the buyer of an office property in San Francisco, California, all of which were consummated in March 2019, and the legal defeasance of a mortgage loan with an outstanding principal balance of $39,500,000 in connection with the sale of an office property in Oakland, California, which was consummated in May 2019.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $3,125,000 for the nine months ended September 30, 2020, an increase of $180,000 compared to $2,945,000 for the nine months ended September 30, 2019. The increase is primarily due to a non-recurring reduction to general and administrative expenses that occurred during the nine months ended September 30, 2019.
Transaction Costs: Transaction costs totaled $0 for the nine months ended September 30, 2020 and $600,000 for the nine months ended September 30, 2019.
Depreciation and Amortization Expense: Depreciation and amortization expense was $15,728,000 for the nine months ended September 30, 2020, a decrease of $6,267,000 compared to $21,995,000 for the nine months ended September 30, 2019. The decrease is primarily due to the 2019 Asset Sales, and the impairment of two office properties and one development site in Washington, D.C., which decreased the carrying amounts of such properties and the depreciation thereon until such properties were held for sale in late June 2019 and sold in late July 2019.
Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt was $281,000 for the nine months ended September 30, 2020, compared to $29,982,000 for the nine months ended September 30, 2019. The loss on early extinguishment of debt of $281,000 for the nine months ended September 30, 2020 was related to the write off of a portion of the deferred financing costs for the 2018 Credit Facility as a result of the reduction in total borrowing capacity in connection with the 2018 Credit Agreement Modification. In March 2019, we legally defeased mortgage loans with an aggregate outstanding principal balance of $205,500,000 in connection with the sale of three office properties and a parking garage in Oakland, California, we prepaid a $46,000,000 mortgage loan in connection with the sale of an office property in Washington, D.C., and a $28,200,000 mortgage loan was assumed by the buyer of an office property in San Francisco, California. In May 2019, one mortgage loan, with an outstanding principal balance of $39,500,000 at such time, was legally defeased in connection with the sale of the related property. The loss on early extinguishment of debt for the nine months ended September 30, 2019 consists of the costs associated with the aforementioned legal defeasances, repayment, and assumption of mortgage loans, the write-off of unamortized deferred loan costs, and, with regards to the legal defeasances, the difference between the purchase price of the U.S. government securities and the outstanding principal balance of the mortgage loans that were legally defeased.
Impairment of Real Estate:  Impairment of real estate was $0 for the nine months ended September 30, 2020 and $69,000,000 for the nine months ended September 30, 2019. In connection with our negotiation of an agreement with an unrelated third-party for the sale of 100% fee-simple interests in two office properties and one development site in Washington, D.C., which sale was consummated in July 2019, we determined that the book value of such properties exceeded their estimated fair value and recognized impairment charges totaling $69,000,000 during the nine months ended September 30, 2019. Our determination of the fair values of such properties was based on negotiations with the third-party buyer and the contract sales price.
    Gain on sale of real estate: Gain on sale of real estate was $0 for the nine months ended September 30, 2020 and $433,104,000 for the nine months ended September 30, 2019. We recognized a gain on sale of real estate of $289,779,000 in connection with the sale of three office properties and a parking garage in Oakland, California, $45,710,000 in connection with the sale of an office property in Washington, D.C., and $42,092,000 in connection with the sale of an office property in San Francisco, California, all of which were consummated in March 2019, and a gain on sale of real estate of $302,000 in connection with the sale of an office property in Oakland, California, which was consummated in May 2019.
(Benefit) Provision for Income Taxes: (Benefit) provision for income taxes was $(731,000) for the nine months ended September 30, 2020 and $686,000 for the nine months ended September 30, 2019. The decrease is due to a decrease in taxable income at our TRSs during the nine months ended September 30, 2020 resulting primarily from the effects of COVID-19 on our hotel in Sacramento, California.
Liquidity and Capital Resources.
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
Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, or re-leasing of space in existing properties (including, without limitation, (i) a repositioning of an existing office building at 4750 Wilshire Boulevard in Los Angeles, California, which repositioning is expected to cost approximately $14,500,000, of which $2,037,000 had been paid as of September 30, 2020, provided, however, the vast majority of such repositioning has been temporarily suspended due to COVID-19, and (ii) renovations of the guest rooms, food and beverage amenities, public areas, meeting rooms and other amenities at the Sheraton Grand Hotel in Sacramento, California, which renovations are expected to cost approximately $26,300,000, of which $2,246,000 had been paid as of September 30, 2020, provided, however, the vast majority of such renovations have been temporarily suspended due to COVID-19), capital expenditures, refinancing of indebtedness, SBA 7(a) loan originations, paying distributions on our Preferred Stock or any other preferred stock we may issue, any future repurchase and or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock) and distributions on our Common Stock. We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through one or more of the methods described in the immediately preceding paragraph. However, our ability to use any of these methods are highly uncertain and cannot be predicted, and could be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and other risks detailed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Revolving Credit Facilities
In October 2018, CIM Commercial entered into the 2018 revolving credit facility with a bank syndicate. In September 2020, the 2018 revolving credit facility was amended (the “2018 Credit Facility Modification”) primarily in order to modify the calculation of the borrowing base to mitigate the effect that COVID-19 has had on CIM Commercial’s ability to borrow under the facility. As modified, CIM Commercial can borrow up to a maximum of $209,500,000, subject to a borrowing base calculation. The 2018 revolving credit facility is secured by deeds of trust on certain properties. Outstanding advances under the 2018 revolving credit facility bear interest (a) during the Deferral Period (as defined below), which is currently in effect, at (i) the base rate plus 1.05% or (ii) LIBOR plus 2.05% and (b) following the Deferral Period, at (i) the base rate plus 0.55% or (ii) LIBOR plus 1.55%. As of September 30, 2020 and December 31, 2019, the variable interest rate was 2.21% and 3.29%, respectively. The 2018 revolving credit facility is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The 2018 revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions. The 2018 revolving credit facility contains customary covenants and is not subject to any financial covenants, but is subject to a borrowing base calculation that determines the amount we can borrow. Under the terms of the 2018 Credit Facility Modification, the borrowing base calculation was modified for the period from September 2, 2020 through June 30, 2021 (the “Deferral Period”). The Deferral Period is also subject to (i) an increase in the applicable interest rate as described at the beginning of this paragraph, (ii) the addition of a reserve amount of $15,000,000 against our borrowing availability, which may be reduced by certain capital expenditures made in respect of our properties securing the 2018 Credit Facility, and (iii) the requirement that we maintain a minimum balance of “liquid assets” of $15,000,000, defined as a combination of (a) unencumbered cash and cash equivalents and (b) up to $5,000,000 unfunded availability under the 2018 revolving credit facility. As of November 4, 2020, September 30, 2020, and December 31, 2019, $166,500,000, $166,500,000 and $153,000,000, respectively, was outstanding under the 2018 revolving credit facility and approximately $28,000,000, $28,000,000, and $73,900,000, respectively, was available for future borrowings.
In May 2020, to further enhance its liquidity position and maintain financial flexibility, CIM Commercial entered into the 2020 unsecured revolving credit facility with a bank pursuant to which CIM Commercial can borrow up to a maximum of $10,000,000. Outstanding advances under the 2020 unsecured revolving credit facility bear interest at the rate of 1.00%. CIM Commercial also pays a revolving credit facility fee of 1.12% with each advance under the 2020 unsecured revolving credit facility, which fee is subject to a cap of $112,000 in the aggregate. The 2020 unsecured revolving credit facility matures in May 2022. The 2020 unsecured revolving credit facility contains certain customary covenants including a maximum leverage ratio and a minimum fixed charge coverage ratio, as well as certain other conditions. As of both November 4, 2020 and September 30, 2020, $0 was outstanding under the 2020 unsecured revolving credit facility and $10,000,000 was available for future borrowings.
In June 2020, we borrowed funds from the Federal Reserve through the PPPLF. Advances under the PPPLF carry an interest rate of 0.35%, are made on a dollar-for-dollar basis based on the amount of loans originated under the Paycheck Protection Program and are secured by loans made by us under the Paycheck Protection Program. The PPPLF contains customary covenants but is not subject to any financial covenants. The maturity date of PPPLF borrowings is the same as the maturity date of the loans pledged to secure the extension of credit, generally two years. At maturity, both principal and accrued interest are due. The maturity date of a PPPLF borrowing will be accelerated if, among other things, we have been reimbursed by the SBA for a loan forgiveness (to the extent of the forgiveness), we have received payment from the SBA representing exercise of the loan guarantee or we have received payment from the underlying borrower (to the extent of the payment received). No new extensions of credit will be made under the PPPLF after September 30, 2020 unless the Federal Reserve Board and the United States Department of the Treasury decide to extend the PPPLF. We borrowed money under the PPPLF to finance all the loans we originated under the Paycheck Protection Program. As of both November 4, 2020 and September 30, 2020, $16,016,000 was outstanding under the PPPLF.

    Other Financing Activity
On May 30, 2018, we completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $38,200,000 of unguaranteed SBA 7(a) loan-backed notes. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of our collateralized SBA 7(a) loans, at issuance, we estimated the weighted average life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%. The outstanding balance of SBA 7(a) loan-backed notes on November 4, 2020, September 30, 2020, and December 31, 2019, was $14,941,000, $15,123,000 and $22,282,000, respectively.
Securities Offerings
We conducted a continuous public offering of Series A Preferred Units from October 2016 through January 2020, where each Series A Preferred Unit consisted of one share of Series A Preferred Stock and one Series A Preferred Warrant to purchase 0.25 of a share of Common Stock. Since February 2020, we have been conducting a continuous public offering of up to approximately $785,000,000 of our Series A Preferred Stock and Series D Preferred Stock. Since such time, our Series A Preferred Stock is no longer being issued as a unit with an accompanying Series A Preferred Warrant. Each share of Series A Preferred Stock and Series D Preferred Stock has a stated value of $25.00 per share, subject to adjustment. The selling price of the Series D Preferred Stock was $25.00 per share for all sales that occurred from the beginning of the offering to and including June 28, 2020 and is expected to be, and since June 29, 2020, has been, $24.50 per share through the end of the life of the offering. Holders of Series A Preferred Stock and Series D Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share at an annual rate of 5.5% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter) and 5.65% of the Series D Preferred Stock Stated Value (i.e., the equivalent of $0.35313 per share per quarter), respectively. As of September 30, 2020, we had issued 5,896,536 shares of Series A Preferred Stock, 4,603,287 Series A Preferred Warrants, and 18,737 shares of Series D Preferred Stock and received net proceeds of $134,660,000 ($133,610,000 of which was allocated to the Series A Preferred Stock, $614,000 of which was allocated to the Series A Preferred Warrants, and $436,000 of which was allocated to the Series D Preferred Stock) after commissions, fees, and allocated costs and, additionally, had issued 106,518 shares of Series A Preferred Stock as payment for services to the Administrator, for which $0 in cash proceeds were received. As of September 30, 2020, there were 5,915,816 shares of Series A Preferred Stock, 4,603,287 Series A Preferred Warrants to purchase 1,194,159 shares of Common Stock, and 18,737 shares of Series D Preferred Stock outstanding. As of September 30, 2020, 87,238 shares of Series A Preferred Stock and no shares of Series D Preferred Stock had been redeemed.
On November 21, 2017, we issued 8,080,740 shares of Series L Preferred Stock having an initial stated value of $28.37 per share, subject to adjustment. In November 2019, pursuant to a tender offer, we repurchased 2,693,580 shares of Series L Preferred Stock. Holders of Series L Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series L Preferred Stock at an annual rate of 5.5% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year). If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.0% per year, up to a maximum rate of 8.5% per annum. However, prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, the Company must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by our Board of Directors at the end of the prior fiscal year. On December 20, 2019, our Board of Directors announced an Initial Dividend on shares of our Common Stock for fiscal year 2020 in the aggregate amount of $4,380,645, of which $3,319,274 had been paid as of September 30, 2020.
On March 16, 2020, the Company established an ATM program through which it may, from time to time in its discretion, offer and sell shares of Common Stock having an aggregate offering price of up to $25,000,000 through an investment banking firm acting as the sales agent. Sales of Common Stock under the ATM program may be made directly on or through Nasdaq, among other methods. The Company intends to use the net proceeds from shares sold under the ATM program, if any, for general corporate purposes, acquisitions of shares of our preferred stock, whether through one or more tender offers, share repurchases or otherwise, and acquisitions consistent with our acquisition and asset management strategies. As of November 4, 2020, no sales of Common Stock have been made under the ATM program. The Company will determine whether to utilize the ATM program based on, among other things, its funding needs, the pace of its offering of Preferred Stock, the market price of its Common Stock, the costs of other funding alternatives and the return on potential acquisitions or redevelopments for which the proceeds of the offering may be used.
If current conditions continue for an extended period of time, raising capital may be more challenging than under conditions prior to COVID-19.

Available Borrowings and Cash Balances
We have typically financed our capital needs through offerings of shares of Preferred Stock, long-term secured mortgages, unsecured term loan facilities, unsecured or secured short-term credit facilities, and cash flows from operations. As of September 30, 2020 and December 31, 2019, we had total indebtedness of $326,546,000 and $307,421,000, respectively. As of November 4, 2020, September 30, 2020 and December 31, 2019, $166,500,000, $166,500,000 and $153,000,000, respectively, was outstanding under our 2018 revolving credit facility and approximately $28,000,000, $28,000,000 and $73,900,000, respectively, was available for future borrowings. As of both November 4, 2020 and September 30, 2020, $0 was outstanding under the 2020 unsecured revolving credit facility and $10,000,000 was available for future borrowings. Our cash and cash equivalents and restricted cash totaled $41,988,000 and $35,947,000 as of September 30, 2020 and December 31, 2019, respectively.
Cash Flow Analysis
Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the RevPAR of our hotel, the collectability of rent and recoveries from our tenants, and loan related activity, many of which have been negatively impacted by the effects of COVID-19 during the nine months ended September 30, 2020. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities totaled $7,169,000 for the nine months ended September 30, 2020 compared to $32,563,000 for the nine months ended September 30, 2019. The decrease was primarily due to a $29,537,000 decrease in net (loss) income adjusted for the gain on sale of real estate, depreciation and amortization expense, impairment of real estate, and loss on early extinguishment of debt and a decrease of $12,557,000 in proceeds from the sale of guaranteed loans, partially offset by an increase of $17,196,000 resulting from a lower level of working capital used compared to the prior period, an increase of $3,556,000 in loans funded, and an increase of $1,123,000 in principal collected on loans subject to secured borrowings.
Our cash flows from investing activities are primarily related to property acquisitions and sales, expenditures for development or repositioning of properties, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash used in investing activities for the nine months ended September 30, 2020 was $31,894,000 compared to net cash provided by investing activities of $920,501,000 in the corresponding period in 2019. The decrease was primarily due to $941,032,000 of cash generated from the sale of real estate during the nine months ended September 30, 2019, and a $17,202,000 increase in loans funded during the nine months ended September 30, 2020. This was partially offset by a decrease of $6,736,000 in cash used to fund additions to investments in real estate during the nine months ended September 30, 2020.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash provided by financing activities for the nine months ended September 30, 2020 was $30,766,000 compared to net cash used in financing activities of $1,006,191,000 in the corresponding period in 2019. The decrease was primarily due to the $613,294,000 payment of special cash dividends for the nine months ended September 30, 2019. The source of funds used to pay dividends of $17,783,000 for the nine months ended September 30, 2020, which include an annual Series L dividend of $8,406,000 paid in January 2020, and dividends of $642,434,000 for the nine months ended September 30, 2019, which include an annual Series L dividend of $14,045,000 paid in January 2019, were, in both of the aforementioned periods, cash provided by operating activities and cash on hand at the beginning of the respective periods. We had net debt borrowings inclusive of secured borrowings and SBA 7(a) loan-backed notes of the lending business, of $18,757,000 for the nine months ended September 30, 2020, compared with net debt payments of $117,602,000 for the nine months ended September 30, 2019. Additionally, for the nine months ended September 30, 2019, we had an outflow of $268,194,000 for investments in marketable securities in connection with the legal defeasance of certain mortgage loans and an outflow of $5,660,000 for prepayment penalties and other payments related to the early extinguishment of debt in connection with the 2019 Asset Sales.

Summarized Contractual Obligations, Commitments and Contingencies
The following summarizes our contractual obligations as of September 30, 2020:

	Payments Due by Period
Contractual Obligations	Total	2020	2021 - 2022	2023 - 2024	Thereafter
	(in thousands)
Debt:
Mortgage payable	$97,100	$—	$—	$—	$97,100
2018 revolving credit facility	166,500	—	166,500	—	—
Secured borrowings (1)	8,552	107	884	939	6,622
Other (1) (2)	58,209	450	17,875	1,827	38,057
Interest and fees:
Debt (3)	48,910	2,362	18,024	10,909	17,615
Other Contractual Obligations:
Borrower advances	3,614	3,614	—	—	—
Loan commitments	5,864	5,864	—	—	—
Tenant improvements	4,375	859	1,059	2,457	—
Total contractual obligations	$393,124	$13,256	$204,342	$16,132	$159,394

(1)Secured borrowings, borrowed funds from the Federal Reserve through the PPPLF, and principal payments on SBA 7(a) loan-backed notes (which are included in Other) are generally dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based on scheduled payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and or loan liquidations or charge-offs. No payment is due unless payments are received from the borrowers on the underlying loans.
(2)Represents the junior subordinated notes, SBA 7(a) loan-backed notes, and borrowed funds from the Federal Reserve through the PPPLF.
(3)Excludes premiums and discounts. For the mortgage payable, borrowed funds from the Federal Reserve through the PPPLF and junior subordinated notes, the interest expense is calculated based on the effective interest rate on the related debt as of September 30, 2020. For our 2018 revolving credit facility, we use the balance outstanding and the applicable rates in effect as of September 30, 2020, to calculate interest expense and the unused commitment fees. For our secured borrowings related to our government guaranteed loans, we use the variable rate in effect as of September 30, 2020.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements.
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

Cash dividends on our Series A Preferred Stock paid in respect of the nine months ended September 30, 2020 consist of the following:

Declaration Date	Payment Date	Number of Shares	Cash Dividends
			(in thousands)
June 3, 2020	October 15, 2020	5,809,298	$673
June 3, 2020	September 15, 2020	5,696,822	$652
June 3, 2020	August 17, 2020	5,466,743	$629
March 2, 2020	July 15, 2020	5,324,109	$594
March 2, 2020	June 15, 2020	5,033,203	$563
March 2, 2020	May 15, 2020	4,853,969	$554
January 28, 2020	April 15, 2020	4,827,633	$547
January 28, 2020	March 16, 2020	4,684,453	$530
January 28, 2020	February 18, 2020	4,581,353	$516
On September 2, 2020, we declared a quarterly cash dividend of $0.34375 per share of our Series A Preferred Stock, or portion thereof for issuances during the period from October 1, 2020 to December 31, 2020. As a result, $0.114583 per share will be paid on November 16, 2020 to holders of record of Series A Preferred Stock at the close of business on November 5, 2020, $0.114583 per share will be paid on December 15, 2020 to holders of record of Series A Preferred Stock at the close of business on December 5, 2020, and $0.114583 per share will be paid on January 15, 2021 to holders of record of Series A Preferred Stock at the close of business on January 5, 2021.
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
Cash dividends on our Series D Preferred Stock paid in respect of the nine months ended September 30, 2020 consist of the following:

Declaration Date	Payment Date	Number of Shares	Cash Dividends
			(in thousands)
June 3, 2020	October 15, 2020	18,737	$2
June 3, 2020	September 15, 2020	18,737	$2
June 3, 2020	August 17, 2020	6,900	$1
March 2, 2020	July 15, 2020	6,900	$1
March 2, 2020	June 15, 2020	6,900	$1
March 2, 2020	May 15, 2020	6,580	$1
March 2, 2020	April 15, 2020	5,980	$1
March 2, 2020	March 16, 2020	5,600	$0
On September 2, 2020, we declared a quarterly cash dividend of $0.353125 per share of our Series D Preferred Stock, or portion thereof for issuances during the period from October 1, 2020 to December 31, 2020. As a result, $0.117708 per share will be paid on November 16, 2020 to holders of record of Series D Preferred Stock at the close of business on November 5, 2020, $0.117708 per share will be paid on December 15, 2020 to holders of record of Series D Preferred Stock at the close of business on December 5, 2020, and $0.117708 per share will be paid on January 15, 2021 to holders of record of Series D Preferred Stock at the close of business on January 5, 2021.

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
We expect to pay dividends on the Series L Preferred Stock in arrears on an annual basis in accordance with the foregoing provisions, unless our results of operations, our general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.0% per year, up to a maximum rate of 8.5% per annum. However, prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, the Company must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by our Board of Directors at the end of the prior fiscal year. On December 20, 2019, our Board of Directors announced an Initial Dividend on shares of our Common Stock for fiscal year 2020 in the aggregate amount of $4,380,645, of which $3,319,274 had been paid as of September 30, 2020.
Accumulated cash dividends on our Series L Preferred Stock for the nine months ended September 30, 2020 are included in the numerator for purposes of calculating basic and diluted net (loss) income attributable to common stockholders per share and consist of the following:

Accumulation Period
Start Date	End Date	Number of Shares	Dividends Accumulated
			(in thousands)
July 1, 2020	September 30, 2020	5,387,160	$2,101
April 1, 2020	June 30, 2020	5,387,160	$2,101
January 1, 2020	March 31, 2020	5,387,160	$2,101
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
Cash dividends per share of Common Stock declared during the nine months ended September 30, 2020 consist of the following:

Declaration Date	Payment Date	Type	Cash Dividend Per Common Share
September 2, 2020	September 29, 2020	Regular Quarterly	$0.075
June 3, 2020	June 29, 2020	Regular Quarterly	$0.075
March 2, 2020	March 25, 2020	Regular Quarterly	$0.075

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

The fair value of our mortgage payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgage payable, using a rate of 2.44% and 3.67% as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, our mortgage payable had a book value of $96,946,000 and $96,926,000, respectively, and a fair value of $106,067,000 and $99,764,000, respectively.
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. As of September 30, 2020 and December 31, 2019 (excluding premiums, discounts, and deferred loan costs), $113,116,000 (or 34.2%) and $97,100,000 (or 31.2%) of our debt, respectively, was fixed rate borrowings, and $217,245,000 (or 65.8%) and $214,504,000 (or 68.8%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding as of September 30, 2020 and December 31, 2019, a 12.5 basis point change in LIBOR would result in an annual impact to our earnings of approximately $272,000 and $268,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt.

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of September 30, 2020, our Principal Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by the Company in such reports is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors
Except for the risk factor set forth below, there have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
The outbreak of the novel coronavirus (COVID-19) has negatively affected and will likely continue to negatively affect our business, financial condition, results of operations and cash flows.
The spread of COVID-19 in the United States and the resulting restrictions on and cancellations of travel, meetings and social gatherings has impacted, and is expected to continue to materially impact so long as the breakout persists, the operations of our hotel in Sacramento, California. For the fourth quarter of 2019, the net operating income of our hotel constituted approximately 22% of our total segment net operating income. Based on current expectations, it is highly likely that the net operating income of our hotel will continue to be negative for the fourth quarter of 2020, and likely for at least the first half of 2021. As a result, contributions by the hotel to our funds from operations during such periods are expected to be significantly diminished.
Loans originated by us through September 30, 2020 under the SBA 7(a) Guaranteed Loan Program consist primarily of loans to borrowers in the limited service hospitality sector. Currently, our borrowers are experiencing significant reductions in cash flow as the travel and leisure industry decline caused by COVID-19 has severely impacted limited service hospitality properties. The overwhelming majority of our borrowers received relief under the CARES Act through September 30, 2020. However, if no further relief is provided by Congress, we expect that borrowers under our SBA 7(a) Small Business Loan Program will continue to be materially and adversely affected by the economic impact of COVID-19, potentially leading to substantially higher delinquencies on our loans. As such, during the third quarter of 2020, we increased our loan loss reserves. Depending upon the length of continuation of market disruptions for the limited service hospitality industry, we may continue to have additional increases in our loan loss reserves and ultimately an increase in loan losses, and such losses may be material.
The economic downturn caused by COVID-19 has negatively affected and will likely continue to negatively affect the operations of our office portfolio to the extent of, among other things: (i) the inability of our tenants to pay rents, (ii) the deferral of rent payments by our tenants, (iii) tenants’ requests to modify terms of their leases in a way that will reduce the economic value of their leases, (iv) an increase in early lease terminations or a decrease in lease renewals and (v) our inability to re-lease vacant space in our office portfolio due to “shelter in place” or similar orders or a systemic shift in the demand for office space as a result of COVID-19.
COVID-19, or any future pandemic, could also have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:
•a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;
•reduced economic activity severely impacting our tenants' businesses, financial condition and liquidity or causing one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;
•difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis or our tenants' ability to fund their business operations and meet their obligations to us;
•any impairment in value of our tangible or intangible assets that could be recorded as a result of weaker economic conditions;
•a general decline in business activity and demand for real estate transactions, which could adversely affect our ability or desire to grow our portfolio of properties; and
•negative impacts to the credit quality of our tenants and any related increase in our allowance for doubtful accounts or actual collections.
The extent to which COVID-19 will continue to impact the Company’s operations and those of its tenants and business partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of COVID-19, the actions taken to contain COVID-19 or mitigate its impact, and the direct and indirect economic effects of COVID-19 and the related containment measures. Management will continue to monitor the impact to the Company’s business, financial condition, results of operations, cash flow, and occupancy. Accordingly, the Company cannot predict the significance, extent or duration of any adverse impact of COVID-19 on its business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain its level of distributions on our Common Stock or Preferred Stock for the fiscal year ending December 31, 2020. Nevertheless, COVID-19 presents material uncertainty and risk with respect to the Company's financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened as a result of the impact of COVID-19.
Real estate-related taxes may increase, and if these increases are not passed on to tenants, our income will be reduced.
In California, pursuant to an existing state law commonly referred to as Proposition 13, all or portions of a property are reassessed to market value only at the time of “change in ownership” or completion of “new construction,” and thereafter, annual property tax increases are limited to 2% of previously assessed values. As a result, Proposition 13 generally results in significant below-market assessed values over time. Recently, Proposition 15 was introduced into the ballot in California for the November 3, 2020 election to partially repeal Proposition 13. At the time of this report, it was unclear if Proposition 15 would pass. If Proposition 15 is passed, the Constitution of California would be amended to require owners of commercial and industrial properties with a combined value of greater than $3 million to be taxed based on the fair market value of their properties. This in turn means that property taxes for our properties in California could increase substantially. Some of our leases allow us to pass through real estate taxes to our tenants and thus we do not expect potential increases to property taxes as a result of tax reassessments to significantly impact our operating results. However, we cannot be certain that we will be able to continue to negotiate pass-through provisions related to property taxes in leases in the future, or that higher pass-through property taxes will not lead to lower base rents in the long run as a result of tenants not being able to absorb higher overall occupancy costs. Thus, the passage of Proposition 15 could lead to a decrease in our income from rentals over time. If our operating expenses increase without a corresponding increase in revenues, our profitability could diminish. In addition, increased costs could lead our current or prospective tenants to seek space outside of the state of California, which could significantly hinder our ability to increase our rents or to maintain existing occupancy levels. Proposition 15 may significantly increase occupancy costs for tenants and may adversely impact their financial condition, ability to make rental payments, and ability to renew lease agreements, which in turn could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On April 10, 2020, the Company issued to the Operator 203,349 shares of our Common Stock, representing approximately 1.4% of the outstanding shares of our Common Stock prior to such issuance, as payment, in lieu of cash, for the $2,359,000 of asset management fees owed to the Operator for the first quarter of 2020. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On July 8, 2020, in lieu of cash payment of the asset management fee for the second quarter of 2020, the Company issued to the Operator 95,245 shares of its Series A Preferred Stock, representing approximately 1.8% of the outstanding shares of our Series A Preferred Stock prior to such issuance. On July 8, 2020, the Company issued to the Administrator 11,273 shares of our Series A Preferred Stock, representing approximately 0.2% of the outstanding shares of our Series A Preferred Stock prior to such issuance, in lieu of cash as payment of the Base Service Fee for the first quarter of 2020.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1
Modification Agreement, dated as of September 2, 2020, among certain subsidiary borrowers of CIM Commercial Trust Corporation, each Lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 3, 2020).

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

CIM COMMERCIAL TRUST CORPORATION
Dated: November 9, 2020	By:	/s/ DAVID THOMPSON David Thompson Chief Executive Officer

Dated: November 9, 2020	By:	/s/ NATHAN D. DEBACKER Nathan D. DeBacker Chief Financial Officer