Form 10-K
period 2020-12-31
CIM Commercial Trust Corp
filed 2021-03-16
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-13610
CIM COMMERCIAL TRUST CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Maryland				75-6446078
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)
17950 Preston Road,	Suite 600,	Dallas,	Texas	75252
(Address of Principal Executive Offices)				(Zip Code)
(972)				349-3200
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, $0.001 Par Value	CMCT	Nasdaq Global Market
Common Stock, $0.001 Par Value	CMCT-L	Tel Aviv Stock Exchange
Series L Preferred Stock, $0.001 Par Value	CMCTP	Nasdaq Global Market
Series L Preferred Stock, $0.001 Par Value	CMCTP	Tel Aviv Stock Exchange
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐   No ☒
As of June 30, 2020, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on the Nasdaq Global Market as of the close of business on June 30, 2020, was approximately $126.5 million. The registrant does not have any nonvoting common equities.
As of March 11, 2021, the registrant had outstanding 14,827,410 shares of common stock, par value $0.001 per share.
Documents Incorporated by Reference
    Part III of this Annual Report on Form 10-K incorporates by reference specified portions of CIM Commercial Trust Corporation’s Proxy Statement for its 2021 Annual Meeting of Stockholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than April 30, 2021.

CIM COMMERCIAL TRUST CORPORATION
2020 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements
This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our business and availability of funds. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “project,” “target,” “expect,” “intend,” “might,” “believe,” “anticipate,” “estimate,” “could,” “would” “continue,” “pursue,” “potential,” “forecast,” “seek,” “plan,” or “should” or the negative thereof or other variations or similar words or phrases. The forward-looking statements expressed or implied herein are based on current expectations that involve numerous risks and uncertainties identified in this Annual Report on Form 10-K, including, without limitation, the risks identified under the caption “Item 1A—Risk Factors.” Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements expressed or implied in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements expressed or implied herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made, except to the extent required by applicable securities laws.
Important Note
    On September 3, 2019, we effected a 1-for-3 reverse stock split (the “Reverse Stock Split”) on our common stock, par value $0.001 per share (“Common Stock”). Unless otherwise specified, all Common Stock and per share of Common Stock amounts set forth in this Annual Report on Form 10-K have been adjusted to give retroactive effect to the Reverse Stock Split.
Definitions
We use certain defined terms throughout this Annual Report on Form 10-K that have the following meanings:
The phrase “ADR” represents average daily rate. It is calculated as trailing 12-month room revenue divided by the number of rooms occupied. For sold properties, ADR is presented for the Company’s period of ownership only.
The phrase “annualized rent” represents gross monthly base rent, or gross monthly contractual rent under parking and retail leases, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.
The phrase “RevPAR” represents revenue per available room. It is calculated as trailing 12-month room revenue divided by the number of available rooms. For sold properties, RevPAR is presented for the Company’s period of ownership only.

PART I

Item 1. Business
Business Overview
The principal business of CIM Commercial Trust Corporation and its subsidiaries (which may be referred to in this Annual Report on Form 10-K as “we,” “us,” “our,” “our company”, “CIM Commercial” or the “Company”) is to acquire, own, and operate Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States (including improving and developing such assets). These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, positive population trends and a propensity for growth. We believe that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of real estate assets in the area. We believe that these assets will provide greater returns than similar assets in other markets as a result of the population growth, public commitment, and significant private investment that characterize these areas.
We are operated by affiliates of CIM Group, L.P. (“CIM Group” or “CIM”). CIM is a community-focused real estate and infrastructure owner, operator, lender and developer. Headquartered in Los Angeles, CA, CIM has offices across the United States and in Tokyo, Japan. See the sections “Overview and History of CIM Group”, “CIM Urban Partnership Agreement” and “Investment Management Agreement” in “Item 1—Business” of this Annual Report on Form 10-K.
We seek to utilize the CIM Group platform to acquire, improve and or develop real estate assets primarily within CIM Group’s qualified communities (“Qualified Communities”). We believe that these assets will provide greater returns than similar assets in other markets, as a result of the population growth, public commitment, and significant private investment that characterize these areas. Over time, we seek to expand our real estate assets in communities targeted by CIM Group, supported by CIM Group’s broad real estate capabilities, as part of our plan to prudently grow net asset value (“NAV”) and cash flow per share of Common Stock.
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
Our reportable segments consist of two types of commercial real estate properties, namely office and hotel, as well as a segment for our lending business, which primarily originates loans to small businesses. As of December 31, 2020, our real estate portfolio consisted of 12 assets, all of which were fee-simple properties. As of December 31, 2020, our nine office properties, totaling approximately 1.3 million rentable square feet, were 79.3% occupied, our one development site was being used as a parking lot, and our one hotel with an ancillary parking garage, which has a total of 503 rooms, had RevPAR of $46.60 for the year ended December 31, 2020. For the year ended December 31, 2020, our office portfolio contributed approximately 71.9% of revenue from our segments, while our hotel contributed approximately 17.3%, and our lending segment contributed approximately 10.8%.
Completion of the 2019 Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock
    In 2019, we completed a program to unlock embedded value in our portfolio, enhance growth prospects and improve the trading liquidity of our Common Stock:
•Sale of Assets. During 2019, we sold an aggregate of ten properties after evaluating each asset within our portfolio and the intrinsic value of each property (collectively, the “2019 Asset Sales”). We received from the 2019 Asset Sales an aggregate gross sales price of $991.0 million.
•Repayment of Certain Indebtedness. We used a portion of the net proceeds from the 2019 Asset Sales to repay balances on certain of our indebtedness.
•Return of Capital to Holders of Common Stock. On August 30, 2019, we paid a special dividend of $42.00 per share of Common Stock ($14.00 per share of Common Stock prior to the Reverse Stock Split) (the "Special Dividend"), or $613.3 million in the aggregate.

•CIM REIT Liquidation.  In connection with its liquidation process, CIM Urban REIT, LLC, our former indirect principal stockholder ("CIM REIT"), (i) distributed during the year ended December 31, 2019 approximately 10,624,000 shares of our Common Stock formerly indirectly held by CIM REIT, representing approximately 72.8% of the outstanding shares of our Common Stock, to a diverse group of institutional investors that were former members of CIM REIT and (ii) sold, in October 2019, 2,468,390 shares of our Common Stock formerly indirectly held by CIM REIT, representing approximately 16.9% of the outstanding shares of our Common Stock, for $19.1685 per share to an affiliate of CIM Group in a private transaction.
In addition, in October 2019, we repurchased 2,693,580 shares of our Series L Preferred Stock, par value $0.001 per share (“Series L Preferred Stock”), at a purchase price of $27.73 per share, plus $1.39 per share in accrued and unpaid dividends.
Business Objectives and Growth Strategies
Our strategy is principally focused on the acquisition of Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States (including improving and developing such assets) in a manner that will prudently grow our NAV and cash flow per share of Common Stock. We seek to utilize the CIM Group platform to acquire, improve and or develop real estate assets primarily within communities qualified by CIM Group as described below. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the population growth, public commitment and significant private investment that characterize these areas. Over time, we seek to expand our real estate assets in communities targeted by CIM Group, supported by CIM Group’s broad real estate capabilities.
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
As a matter of prudent management, we regularly evaluate each asset within our portfolio as well as our strategies. Such review may result in dispositions when an asset no longer fits our overall objectives or strategies, or when our view of the market value of such asset is equal to or exceeds its intrinsic value.
CIM Group Operations
CIM Group believes that a vast majority of the risks associated with acquiring real estate are mitigated by accumulating local market knowledge of the community where the asset is located. As a result, CIM Group typically spends significant resources over a period of between six months and five years evaluating communities prior to making any acquisitions. The distinct districts that CIM Group identifies through this process as targets for acquisitions are referred to as “Qualified Communities”. Qualified Communities typically have dedicated resources to become, or are currently, vibrant communities where people can live, work, shop and be entertained, all within walking distance or close proximity to public transportation. These areas, which include traditional downtown areas and suburban main streets, generally have high barriers to entry, high population density, positive population trends, a propensity for growth and support for investment. CIM Group believes that the critical mass of redevelopment in such Qualified Communities creates positive externalities, which enhance the value of real estate assets in the area. CIM Group targets acquisitions of diverse types of real estate assets, including retail, residential, office, parking, hotel, signage and mixed-use through CIM Group’s extensive network and its current opportunistic activities.
CIM Group seeks to maximize the value of its holdings through active onsite property management and leasing. CIM Group has extensive in-house research, acquisition, credit analysis, development, finance, leasing and onsite property management capabilities, which leverage its deep understanding of metropolitan communities to position properties for multiple uses and to maximize operating income. As a vertically-integrated owner and operator, CIM Group has in-house onsite property management and leasing capabilities. Property managers prepare annual capital and operating budgets and monthly operating reports, monitor results and oversee vendor services, maintenance and capital improvement schedules. In addition, they ensure that revenue objectives are met, lease terms are followed, receivables are collected, preventative maintenance programs are implemented, vendors are evaluated and expenses are controlled. In addition, CIM Group’s real assets management committee (the “Real Assets Management Committee”) reviews and approves strategic plans for each asset, including financial, leasing, marketing, property positioning and disposition plans. The Real Assets Management Committee reviews and approves the annual business plan for each property, including its capital and operating budget. CIM Group’s organizational structure provides for continuity through multi-disciplinary teams responsible for an asset from the time of the original investment recommendation, through the implementation of the asset’s business plan, and any disposition activities.
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
Competitive Advantages
We believe that CIM Group’s experienced team and vertically-integrated and multi-disciplinary organization, coupled with its community-focused and disciplined real estate approach, results in a beneficial competitive advantage. Additionally, CIM Group’s community-focused strategy is complemented by a number of other competitive advantages including CIM Group’s prudent use of leverage, underwriting approach, disciplined capital deployment, and strong network of relationships. CIM Group’s competitive advantages include:
Vertically-Integrated Organization and Team
CIM Group is managed by its senior management team, which is composed of its three founders, Shaul Kuba, Richard Ressler and Avraham Shemesh, and includes 10 other principals. CIM Group is vertically-integrated and organized into six functional groups: Real Property Related Services (which includes the Development, Onsite Property Management, Real Estate Services and Hospitality Services departments), Shared Services (which includes the Compliance, Operations, Human Resources, Marketing & Communications, Legal and Finance departments), Investments, Portfolio Oversight, Capital Markets and Partner & Co-Investor Relations. CIM also has an internal audit team that sits within the Operations department.
To support CIM Group’s organic growth and related platforms, CIM Group has invested substantial time and resources in building a strong and integrated team of approximately 562 experienced professionals as of December 31, 2020. Each of CIM Group’s teams is managed by seasoned professionals and CIM Group continues to expand and develop its management team, to include the next generation of CIM Group’s leaders. In addition to developing a core team of principals and senior level management, CIM Group has proactively managed its growth through career development and mentoring at both the mid and junior staffing levels, and has hired ahead of its needs, thus ensuring appropriate management and staffing.
CIM Group leverages the deep operating and industry experience of its principals and professionals, as well as their extensive relationships, to source and execute opportunistic, value add, core, and infrastructure acquisitions. Each opportunity is overseen by a dedicated Investment team, including an oversight principal, a team lead (vice president level and above), associate vice presidents and associates, who are responsible for managing the asset from sourcing, underwriting, acquisition, development (if required), onsite property management, and disposition. As part of this process, the team draws upon CIM Group’s extensive in-house expertise in legal, finance, development, leasing, and onsite property management. Each dedicated Investment team is purposefully staffed with professionals from multiple CIM Group offices, regardless of the location of the asset being evaluated. As a result, all investment professionals work across a variety of Qualified Communities and CIM Group’s knowledge base is shared across its offices.
Community Qualification
Since inception, CIM Group’s proven community qualification process has served as the foundation for its investing strategy. CIM Group targets high barrier to entry markets and submarkets with high population density and applies rigorous research to designate the market as a CIM Group Qualified Community for potential acquisitions. Since 1994, CIM Group has identified 135 Qualified Communities and has deployed capital in 75 of them. As part of the community qualification process, CIM Group examines the characteristics of a market to determine whether the district possesses certain characteristics prior to the extensive efforts CIM Group’s investment professionals undertake when reviewing potential acquisitions. Qualified Communities generally fall into one of two categories:

(i) transitional metropolitan districts that have dedicated resources to become vibrant metropolitan communities and (ii) well-established, thriving metropolitan areas (typically major central business districts).
Once a community is qualified, CIM Group believes it continues to differentiate itself through the following business principles:
•Product Non-Specific—CIM Group has extensive experience owning and operating a diverse range of property types, including retail, residential, office, parking, hotel, signage and mixed-use, which gives CIM Group the ability to effectively execute and capitalize on its strategy. Successful acquisitions require selecting the right markets coupled with providing the right product. CIM Group's experience with multiple asset types does not predispose CIM Group to select certain asset types, but instead ensures that they deliver a product mix that is consistent with the market's requirements and needs. Additionally, there is a growing trend towards developing mixed-use real estate properties in metropolitan markets which requires a diversified platform to successfully execute.
•Community-Based Tenanting—CIM Group’s strategy focuses on the entire community and the best use of assets in that community; owning a significant number of key properties in an area better enables CIM Group to meet the co-tenancy needs of national retailers and office tenants and thus optimize the value of these real estate properties. CIM Group believes that its community perspective gives it a significant competitive advantage in attracting tenants to its retail, office and mixed-use properties and creating synergies between the different tenant types.
•Local Market Leadership with North American Footprint—CIM Group maintains local market knowledge and relationships, along with a diversified North American presence, through its 135 Qualified Communities (thus, CIM Group has the flexibility to deploy capital in its Qualified Communities only when the market environment meets CIM Group’s underwriting standards). CIM Group does not need to acquire assets in a given community or product type at a specific time due to its broad proprietary pipeline of opportunities.
•Deploying Capital Across the Capital Stack—CIM Group has extensive experience structuring transactions across the capital stack including equity, preferred equity, debt and mezzanine positions, giving it the flexibility to structure transactions in efficient and creative ways.
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
Financing Strategy
We may finance our future activities through one or more of the following methods: (i) offerings of shares of Common Stock, Preferred Stock or other equity and or debt securities of the Company; (ii) credit facilities and term loans; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (iv) the sale of existing assets; and or (v) cash flows from operations.
We issued to CIM Capital, LLC, an affiliate of CIM Group (“the Operator”), an aggregate of 203,349 shares of our Common Stock and 287,199 shares of our Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), as payment, in lieu of cash, for all asset management fees owed to the Operator in respect of fees incurred during the year ended December 31, 2020. Additionally, we issued to CIM Service Provider, LLC, an affiliate of CIM Group (the “Administrator”), 11,273 shares of Series A Preferred Stock, in lieu of cash as payment of the Base Service Fee (as defined below) in respect of the first fiscal quarter of the year ended December 31, 2020. All of such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. It is likely that we will seek to pay some or part of the asset management fees for part of the year ending December 31, 2021 in shares of Series A Preferred Stock.
Risk Management
As part of its risk management strategy, CIM Group continually evaluates our assets and actively manages the risks involved in our business strategies. CIM Group’s Investments and Portfolio Oversight teams share asset management responsibilities, setting the strategy for and monitoring the performance of our assets relative to market and industry benchmarks and internal underwriting assumptions using direct knowledge of local markets provided by CIM Group’s in-house onsite property management, and leasing professionals. In-house onsite property management capabilities include monthly and annual budgeting and reporting as well as vendor services management, property maintenance and capital expenditures management. Property management seeks to ensure that revenue objectives are met, lease terms are followed, receivables are collected, preventative maintenance programs are implemented, vendors are evaluated and expenses are controlled. The Real Assets Management Committee oversees onsite property management and consists of certain of the Oversight Principals, each of whom has extensive experience in acquisitions, development, onsite property management and leasing, who are ultimately responsible for the performance of the asset, and the chief compliance officer. The Oversight Principals work with each CIM Group team to ensure that every asset benefits from the full range of CIM Group’s real estate expertise. CIM Group believes that empowering its most seasoned investment professionals to bring their breadth of experience to bear directly on assets will optimize returns.
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
These laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination. The presence of, or contamination resulting from, any of these substances, or the failure to properly remediate them, may adversely affect our ability to sell or rent our property, to borrow using the property as collateral or create lender’s liability for us. In addition, third parties exposed to hazardous or toxic substances may sue for personal injury damages and or property damages. For example, some laws impose liability for release of or exposure to asbestos-containing materials. As a result, in connection with our former, current or future ownership, operation, and development of real properties, or our role as a lender for loans secured directly or indirectly by real estate properties, we may be potentially liable for investigation and cleanup costs, penalties and damages under environmental laws.
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
Further, these or other environmental studies may not identify all potential environmental liabilities or accurately assess whether we will incur material environmental liabilities in the future. If we do incur material environmental liabilities in the future, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock (as defined in “Item 1A—Risk Factors”) could be materially adversely affected.
Americans with Disabilities Act of 1990
Under the Americans with Disabilities Act of 1990, as amended (the “ADA”), all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that our properties, to the extent such properties are “public accommodations” as defined under the ADA, substantially comply with present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of our properties or future properties are not in compliance with the ADA, we may be required to take remedial action which would require us to incur additional costs to bring the property into compliance. We cannot predict the ultimate amount, if any, of the cost of compliance with the ADA or the cost of any damages or attorney’s fees to private litigants or any fines imposed by the federal government in respect of any failure to comply with the ADA.
Competition
We compete with others engaged in the acquisition, origination, development, and operation of real estate and real estate-related assets. Our competitors include REITs, insurance companies, pension funds, private equity funds, sovereign wealth funds, hedge funds, mortgage banks, investment banks, commercial banks, savings and loan associations, specialty finance companies, and private and institutional investors and financial companies that pursue strategies similar to ours. Many of our competitors may be larger than us with greater access to capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or lower profitability targets than us, which could allow them to pursue new business more aggressively than us. We believe that our relationship with CIM Group gives us a competitive advantage that allows us to operate more effectively in the markets in which we conduct our business.
Overview and History of CIM Group
CIM Group was founded in 1994 by Shaul Kuba, Richard Ressler and Avraham Shemesh and has approximately $29.3 billion of assets owned and operated across its vehicles as of September 30, 2020. “Assets owned and operated” refers to the aggregate assets owned and operated by CIM Group on behalf of itself, the funds it manages, and third-party co-investors, consisting of real estate properties and investment securities, and includes all real property operated by CIM Group whether or not CIM Group has final decision-making authority concerning such properties. CIM Group’s successful track record is anchored by CIM Group’s community-oriented approach to acquisitions as well as a number of other competitive advantages including its prudent use of leverage, underwriting approach, disciplined capital deployment, vertically-integrated capabilities and strong network of relationships. CIM Group has generated strong risk-adjusted returns across multiple market cycles by focusing on improved asset and community performance, and capitalizing on market inefficiencies and distressed situations.
CIM Urban Partnership Agreement
Our subsidiary, CIM Urban Partners, L.P. (“CIM Urban”), is governed by CIM Urban’s partnership agreement (as amended and restated, the “CIM Urban Partnership Agreement”). The general partner of CIM Urban, Urban Partners GP, LLC (“CIM Urban GP”), is an affiliate of CIM Group and has the full, exclusive and complete right, power, authority, discretion and responsibility vested in or assumed by a general partner of a limited partnership under the Delaware Revised Uniform Limited Partnership Act and as otherwise provided by law and is vested with the full, exclusive and complete right, power and discretion to operate, manage and control the affairs of CIM Urban, subject to the terms of the CIM Urban Partnership Agreement.
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
Investment Management Agreement
In December 2015, CIM Urban and the Operator, entered into an investment management agreement, pursuant to which CIM Urban engaged CIM Capital to provide certain services to CIM Urban (the “Investment Management Agreement”). On January 1, 2019, CIM Capital assigned its duties under the Investment Management Agreement to its four wholly-owned subsidiaries: CIM Capital Securities Management, LLC, a securities manager, CIM Capital RE Debt Management, LLC, a debt manager, CIM Capital Controlled Company Management, LLC, a controlled company manager, and CIM Capital Real Property Management, LLC, a real property manager. The “Operator” refers to CIM Investment Advisors, LLC from December 10, 2015 to December 31, 2018 and to CIM Capital and its four wholly-owned subsidiaries on and after January 1, 2019.

CIM Urban pays asset management fees to the Operator on a quarterly basis in arrears. The fee is calculated as a percentage of the daily average adjusted fair value of CIM Urban’s assets as described in Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K. The Operator is responsible for the payment of all costs and expenses relating to the general operation of its business, including administrative expenses, employment expenses and office expenses. All costs and expenses incurred by the Operator on behalf of CIM Urban are borne by CIM Urban. In addition, CIM Urban agreed to indemnify the Operator against losses, claims, damages or liabilities, and reimburse the Operator for its legal and other expenses, in each case incurred in connection with any action, proceeding or investigation arising out of or in connection with CIM Urban’s business or affairs, except to the extent such losses or expenses result from fraud, gross negligence or willful misconduct of, or a breach of the terms of the Investment Management Agreement by the Operator.
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
Master Services Agreement
The Administrator provides, or arranges for other service providers to provide, management and administration services (the “Base Services”) to CIM Commercial and its subsidiaries under the terms of a master services agreement, dated as of March 11, 2014, as amended on May 11, 2020 (the “Master Services Agreement”). Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the administrator of CIM Urban GP (“Urban GP Administrator”). Under the Master Services Agreement, CIM Commercial pays to the Administrator on a quarterly basis an incentive fee (the “Incentive Fee”) equal to 15.00% of CIM Commercial’s quarterly core funds from operations in excess of a quarterly threshold equal to 1.75% (i.e., 7.00% on an annualized basis) of CIM Commercial’s average adjusted common stockholders’ equity (i.e., common stockholders’ equity plus accumulated depreciation and amortization) for such quarter. Prior to the amendment of the Master Services Agreement in 2020, for fiscal quarters prior to April 1, 2020, CIM Commercial paid to the Administrator on a quarterly basis a base service fee (the “Base Service Fee”) of approximately $1.0 million per year (which, for each year after 2014, was subject to an annual escalation by a specified inflation factor beginning on January 1 of each year).
In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and or reimbursement for performing certain services (other than the Base Services) for CIM Commercial and its subsidiaries. Such services performed by the Administrator and its affiliates may include accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, operational and on-going support in connection with our registered public offering of our Series A Preferred Stock and Series D Preferred Stock, par value $0.001 per share (“Series D Preferred Stock” and, together with the Series A Preferred Stock and Series L Preferred Stock, “Preferred Stock”). The Administrator’s compensation for such services is based on the salaries and benefits of the employees of the Administrator and or its affiliates who performed such services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries).
Other Services
CIM Management, Inc. and certain of its affiliates (collectively, the “CIM Management Entities”), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and development services to CIM Urban pursuant to various agreements.
CIM SBA Staffing, LLC, an affiliate of CIM Group (“CIM SBA”), provides personnel and resources to us pursuant to the terms of a Staffing and Reimbursement Agreement, dated as of January 1, 2015, between CIM SBA and PMC Commercial Lending, LLC, our subsidiary. We reimburse CIM SBA for the costs and expenses of providing such personnel and resources.
CCO Capital, LLC, a registered broker dealer and is under common control with the Operator and the Administrator (“CCO Capital”), serves as our exclusive dealer manager for our continuous public offering of Series A Preferred Stock and Series D Preferred Stock under the terms of a Second Amended and Restated Dealer Manager Agreement, dated as of January 28, 2020, as amended by Amendment No. 1 thereto, dated as of April 9, 2020 (the “Second A&R DMA”). Under the terms of the Second A&R DMA, CCO Capital receives for such services (1) an upfront dealer manager fee of up to 1.25% of the selling price of each such share of Preferred Stock sold, (2) selling commissions of up to 7.00% of the selling price of each such share of Series A Preferred Stock sold (with no selling commissions payable in respect of shares of Series D Preferred Stock sold) and (3) a trailing dealer manager fee that accrues daily in an amount equal to 1/365th of 0.25% per annum of the selling price of each share of Preferred Stock sold. Prior to the amendment of the Second A&R DMA in April 2020, the selling commissions payable to CCO Capital were up to 5.50% of the selling price of each share of Series A Preferred Stock sold, rather than up to 7.00%. The Second A&R DMA permits CCO Capital to, in its sole discretion, reallow to another broker-dealer authorized by it to sell shares in the offering a portion of the upfront dealer manager fee earned by it in respect of shares sold by such broker-dealer. We have been informed that CCO Capital generally reallows 100% of the selling commissions on sales of Series A Preferred Stock and generally reallows substantially all of the upfront dealer manager fee on sales of Series A Preferred Stock and Series D Preferred Stock, to participating broker-dealers.
From May 31, 2019 through January 27, 2020, CCO Capital served as the exclusive dealer manager for our public offering of units, each of which consisted of one share of Series A Preferred Stock and one warrant to purchase 0.25 shares of Common Stock (“Series A Preferred Units”). Our offering of Series A Preferred Units was terminated at the end of January 2020.
Lending Segment
Through our loans originated under the Small Business Administration’s (“SBA”) 7(a) Guaranteed Loan Program (“SBA 7(a) Program”), we are a national lender that primarily originates loans to small businesses. We identify loan origination opportunities through personal contacts, internet referrals, attendance at trade shows and meetings, direct mailings, advertisements in trade publications and other marketing methods. We also generate loans through referrals from real estate and loan brokers, franchise representatives, existing borrowers, lawyers and accountants.
In addition, as a SBA 7(a) licensee, we are an authorized lender under the Paycheck Protection Program (the “PPP”) enacted during the year ended December 31, 2020.
The PPP provides lenders under the program with a 100% guaranty of repayment (provided certain conditions are met) and provides the small businesses with uncollateralized and unguaranteed loans at an interest rate of 1.00%. Loans originated under the PPP will be fully forgiven, subject to certain limitations, when used by the borrower for payroll costs, interest on mortgages, rent, and utilities. For those loans that are forgiven, the SBA will remit 100% of the remaining outstanding principal plus accrued interest to us. For those loans whose borrowers do not meet the criteria required for forgiveness, the borrower is required to repay the remaining obligation. Upon a borrower default of any remaining balance due, if any, the SBA will remit the balance due to us. The loans that we originated under the PPP have a two-year term if originated prior to June 5, 2020 and have a five-year term if originated after June 5, 2020. The PPP provides for funding to us through the Federal Reserve on a basis the correlates to the outstanding principal balance due from our borrowers pursuant to the PPP on a dollar-for-dollar basis with a cost of funds of 0.35%,
Seasonality
Our revenues and expenses for our hotel property are subject to seasonality during the year. Generally, our hotel revenues are greater in the first and second quarters than the third and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenues, segment net operating income, net income and cash provided by operating activities. Additionally, our operating results have been and will be adversely affected by the continued effects of the novel coronavirus (“COVID-19”) and renovations of the guest rooms, food and beverage amenities, public areas, meeting rooms and other amenities at our hotel (which renovations were suspended in March 2020 but may be resumed in 2021), as well as the temporary closure of the nearby Sacramento Convention Center until its expected reopening in early 2021. In addition, the hotel industry is cyclical and demand generally follows, on a lagged basis, key macroeconomic factors.
Tenant Concentration
Kaiser Foundation Health Plan, Incorporated (“Kaiser”), which occupied office space in one of our Oakland, California properties accounted for 30.0% of our annualized rental income for the year ended December 31, 2020. No other tenant accounted for greater than 10.0% of our annualized rental income for the year ended December 31, 2020.

Human Capital
We are operated by affiliates of CIM Group and, as of December 31, 2020, only have four employees. Three of such employees are in our lending segment while one employee spends a substantial portion of the time that he devotes to us on matters relating to the lending segment. We have entered into the Master Services Agreement with the Administrator, an affiliate of CIM Group, pursuant to which the Administrator has agreed to provide, or arrange for other service providers to provide, management and administration services to us and our subsidiaries.

Offices
We are headquartered in Dallas, Texas.
Available Information
The public can access free of charge through the “Shareholders” section of our corporate website, www.cimcommercial.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8‑K, and amendments to those reports filed with or furnished to the Securities and Exchange Commission (the “SEC”) as soon as reasonably practicable after such material is filed with or furnished to the SEC. The information on our corporate website is not part of this Annual Report on Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding our filings.
We have adopted a written code of ethics that applies to all of our directors, officers and employees, the Operator and the Administrator, including our principal executive officer and senior financial officer, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. The code of ethics, which we call our Code of Business Conduct and Ethics, is available on our corporate website, www.cimcommercial.com, in the section entitled “Shareholders—Corporate Overview—Corporate Governance.” In the event that we make changes in, or provide waivers from, the provisions of such code of ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate website in such section. In the Corporate Governance section of our corporate website, we have also posted our Audit Committee Charter, as well as our Governance Principles.

Item 1A. Risk Factors
This section sets forth certain factors that make an investment in our Company speculative or risky, including the following:
Risks Related to Our Business
•The outbreak of the novel coronavirus (COVID-19) has negatively affected and will likely continue to negatively affect our business, financial condition, results of operations and cash flows.
•The COVID-19 pandemic has had, and may continue to have, significant impacts on workplace practices and those changes, or other office space utilization trends, could impact our business.
•Uninsured losses or losses in excess of our insurance coverage could materially adversely affect our financial condition and cash flows, and there can be no assurance as to future costs and the scope of coverage that may be available under insurance policies.
Risks Related to Conflicts of Interest
•Neither the Master Services Agreement nor the Investment Management Agreement may be terminated by us (except in limited circumstances for cause in the case of the Master Services Agreement) and the Master Services Agreement may be assigned by the Administrator in certain circumstances without our consent, either or both of which may have a material adverse effect on us.
•The Administrator and Operator are entitled to receive fees for the services they provide regardless of our performance, which may reduce their incentive to devote time and resources to our portfolio.
•The Operator may undertake transactions that are motivated, in whole or in part, by a desire to increase its compensation.

•Each of the Administrator and Operator provides services to us under broad mandates, and our Board of Directors may not necessarily be involved in each acquisition, disposition or financing decision made by the Administrator or Operator.
•Certain of our directors and executive officers may face conflicts of interest related to positions they hold with the Operator, the Administrator, CIM Group and their affiliates, which could result in decisions that are not in the best interest of our stockholders.
•The business of CIM Urban is managed by Urban GP Administrator and we agreed in the Master Services Agreement to appoint an affiliate of CIM Group as the manager of the general partner of CIM Urban.
Risks Related to Our Organizational Structure
•Certain provisions of the Maryland General Corporation Law (the “MGCL”) could inhibit changes in control.
•The power of the Board of Directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.
•The MGCL or our charter may limit the ability of our stockholders or us to recover on a claim against a director or officer who negligently causes us to incur losses.
•The liability of the Administrator and the Operator to us under the Master Services Agreement and the Investment Management Agreement, respectively, is limited and we and CIM Urban have agreed to indemnify the Administrator and the Operator, respectively, against certain liabilities. As a result, we could experience poor performance or losses for which neither the Administrator nor the Operator would be liable.
Risks Related to Real Estate Assets
•Our operating performance is subject to risks associated with the real estate industry.
•A significant portion of our properties, by aggregate net operating income and square feet, are located in California. We are dependent on the California real estate market and economy, and are therefore susceptible to risks of events in the California market that could adversely affect our business, such as adverse market conditions, changes in local laws or regulations and natural disasters.
•Tenant concentration increases the risk that cash flow could be interrupted.
•If a major tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could have a material adverse effect on our financial condition and ability to pay distributions to our stockholders.
•We may be unable to renew leases or lease vacant office space.
•A significant portion of our net operating income is expected to come from our hotel. The outbreak of a highly infectious, contagious or widespread disease, such as COVID-19, has reduced and is expected to continue to reduce travel and adversely affect demand for our hotel.
•Income from our long-term leases is an important source of our cash flow from operations and is subject to risks related to increases in expenses and inflation.
•Real estate-related taxes may increase, and if these increases are not passed on to tenants, our income will be reduced.
Risks Related to Debt Financing
•We have incurred significant indebtedness and may incur significant additional indebtedness on a consolidated basis.
•We intend to rely in part on external sources of capital to fund future capital needs and, if we encounter difficulty in obtaining such capital, we may not be able to meet maturing obligations or make additional acquisitions.
•Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
•We may not be able to generate sufficient cash flow to meet our debt service obligations.
•Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions on our Common Stock or Preferred Stock.

Risks Related to Our Lending Operations
•Our lending operations expose us to a high degree of risk associated with real estate.
•Our loans secured by real estate and our real estate owned (“REO”) properties are typically illiquid and their values may decrease.
•Our lending operations have an industry concentration, which may negatively impact our financial condition and results of operations.
U.S. Federal Income and Other Tax Risks
•REIT annual distribution requirements may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our objectives and reduce our stockholders’ overall return.
•Our property taxes could increase due to property tax rate changes or reassessment, which would impact our cash flows.
Risks Related to Our Common Stock and Preferred Stock
•We may issue shares of our Common Stock at prices below the then-current NAV per share of our Common Stock, which could materially reduce our NAV per share of our Common Stock.
•The existing mechanism for the dual‑listing of securities on Nasdaq and the TASE may be eliminated or otherwise altered such that we may be subject to additional regulatory burden and additional costs.
•Our NAV is an estimate of the fair value of our properties and real estate-related assets and may not necessarily reflect realizable value.
Stockholders should carefully consider the risks described in this section and the other information included in this Annual Report on Form 10-K in evaluating the Company and our business. The information in this section should be read in conjunction with Part II, "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes in Part II, "Item 8—Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. If any of the risks described in this section actually occur, our business, financial condition and results of operations could be materially and adversely affected, actual results could differ materially from those reflected in forward-looking statements or from our historical results and stockholders may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. This discussion of risk factors includes many forward-looking statements. For cautions about relying on forward-looking statements, please refer to the section entitled "Forward-Looking Statements" immediately prior to "Item 1—Business" of this Annual Report on Form 10-K.
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
We carry commercial liability, special form/all risk and business interruption insurance on all of the properties in our portfolio. In addition, we carry directors’ and officers’ insurance. While we select policy specifications and insured limits that we believe are appropriate and adequate given the relative risk of loss, the cost of the coverage, and industry practice, there can be no assurance that we will not experience a loss that is uninsured or that exceeds policy limits.
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
We face cybersecurity risks and risks associated with security breaches or disruptions, such as cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, social engineering and phishing schemes or persons inside our organization, the Operator and or Administrator. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The occurrence of a cyber incident may result in disrupted operations, misstated or unreliable financial data, misappropriation of assets, compromise or corruption of confidential information collected in the course of conducting our business, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, regulatory enforcement, damage to our tenant and stockholder relationships, material harm to our financial condition, cash flows and the market price of our securities or other adverse effects. Our Operator’s and Administrator’s IT networks and related systems are essential to the operations of our business and our ability to perform day-to-day operations (including managing our building systems). Our Operator and Administrator have implemented processes, procedures and internal controls to help mitigate cyber incidents, but these measures do not guarantee that a cyber incident involving our Operator or Administrator will not occur or that attempted security breaches or disruptions would not be successful or damaging. A cyber incident involving our Operator’s or Administrator’s IT networks and related systems could materially adversely impact our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
The outbreak of COVID-19 has negatively affected and will likely continue to negatively affect our business, financial condition, results of operations and cash flows.
The spread of COVID-19 in the United States and the resulting restrictions on and cancellations of travel, meetings and social gatherings has impacted, and is expected to continue to materially impact so long as the outbreak persists, the operations of our hotel in Sacramento, California. Based on current expectations, it is highly likely that the net operating income of our hotel will continue to be negative for the first half of 2021. As a result, contributions by the hotel to our funds from operations are expected to be significantly diminished when compared to comparable periods that occurred prior to COVID-19.

Loans originated by us under the SBA 7(a) Guaranteed Loan Program consist primarily of loans to borrowers in the limited service hospitality sector. Our borrowers have been experiencing significant reductions in cash flow as the travel and leisure industry decline caused by COVID-19 has severely impacted limited service hospitality properties. The overwhelming majority of our borrowers received relief under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). Depending upon the length of continuation of market disruptions for the limited service hospitality industry, we may continue to have additional increases in our loan loss reserves and ultimately an increase in loan losses, and such losses may be material.
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
While several countries, as well as certain states in the United States, have begun to lift public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and is likely to continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Although the Federal Food and Drug Administration authorized vaccines produced by Pfizer-BioNTech and Moderna for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience economic slowdown.
The extent to which COVID-19 will continue to impact the Company’s operations and those of its tenants and business partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of COVID-19, the actions taken to contain COVID-19 or mitigate its impact, and the direct and indirect economic effects of COVID-19 and the related containment measures. Nevertheless, COVID-19 presents material uncertainty and risk with respect to the Company's business, financial condition, results of operations and cash flows. Moreover, many risk factors set forth in this Annual Report on Form 10-K should be interpreted as heightened as a result of the impact of COVID-19. Management will continue to monitor the impact of COVID-19 to the Company’s business, financial condition, results of operations, cash flow, and occupancy.

The COVID-19 pandemic has had, and may continue to have, significant impacts on workplace practices and those changes, or other office space utilization trends, could impact our business.
Temporary closures of businesses and stay in place orders and the resulting remote working arrangements for non-essential personnel in response to the COVID-19 pandemic may result in long-term changed work practices that could negatively impact us and our business. For example, the increased adoption of and familiarity with remote work practices, and the recent increase in tenants seeking to sublease their leased space, could result in decreased demand for office space. Further, prior to the onset of the COVID-19 pandemic, telecommuting, flexible work schedules, open workspaces and teleconferencing had become increasingly common and there was an increasing trend among some businesses to utilize shared office space and co-working spaces. As a result, there was a general trend in office real estate for tenants to decrease the space they occupy per employee. If either or both of those trends were to continue or accelerate, our tenants may elect to not renew their leases, or to renew them for less space than they currently occupy, which could increase vacancy, place downward pressure on occupancy, rental rates and income and property valuation. The need to reconfigure leased office space, either in response to the COVID-19 pandemic, to new tenants’ needs, to modify utilization or for other reasons, may impact space requirements and also may require us to spend increased amounts for tenant improvements. If substantial reconfiguration of the tenant’s space is required, the tenant may find it more advantageous to relocate than to renew its lease and renovate the existing space. All of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flow our or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
We and our lending subsidiaries are parties to the Master Services Agreement pursuant to which the Administrator provides, or arranges for other service providers to provide, management and administrative services to us and all of our direct and indirect subsidiaries. We are obligated to pay the Administrator the Incentive Fee (see “Item 1—Business—Master Services Agreement”) and market rate transaction fees for transactional and other services that the Administrator elects to provide to us. Pursuant to the terms of the Master Services Agreement, the Administrator has the right to provide any transactional services to us that we would otherwise engage a third-party to provide.
The Master Services Agreement renews automatically each year. The Administrator may assign the Master Services Agreement without our consent to one of its affiliates or an entity that is a successor through merger or acquisition of the business of the Administrator. We generally may terminate the Master Services Agreement only in the event of a material breach, fraud, gross negligence or willful misconduct by or, in certain limited circumstances, a change of control of the Administrator that our independent directors determine to be materially detrimental to us and our subsidiaries as a whole. We do not have the right to terminate the Master Services Agreement solely for the poor performance of our operations. In addition, CIM Urban does not have the right to terminate the Investment Management Agreement under any circumstances.
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
Pursuant to the Master Services Agreement, the Administrator is entitled to receive additional fees for the provision of certain transactional and other services (other than the Base Services) at fair market rates approved by our independent directors. Additionally, the Operator is entitled to receive an asset management fee based upon the adjusted fair value of CIM Urban’s assets, including any assets acquired by CIM Urban in the future. See “Item 1—Business—Investment Management Agreement.” The Administrator’s and the Operator’s entitlement to substantial non-performance based compensation might reduce their incentive to devote time and effort to seeking profitable opportunities for our portfolio.

The Operator may undertake transactions that are motivated, in whole or in part, by a desire to increase its compensation.
The Operator’s fees are based on the adjusted fair value of CIM Urban’s assets, including any assets acquired by CIM Urban in the future, which may provide an incentive for the Operator to deploy our capital to assets that are riskier than we would otherwise acquire, regardless of the anticipated long-term performance of such assets. For instance, if CIM Urban, or we on its behalf, incurs debt or uses leverage to acquire an asset, the adjusted fair value of our assets will increase by an amount greater than the amount of cash used in such levered acquisition, which leads to greater compensation payable to the Operator. In this manner, the Operator may seek to maximize its compensation by recommending a deployment of capital to assets that are not necessarily in the best interest of our stockholders. The Operator may also recommend the disposition of assets that are beneficial to CIM Urban’s operations in order to fund such acquisitions. For a discussion of the broad discretion that may be exercised by the Operator in our business, see “—Each of the Administrator and Operator provides services to us under broad mandates, and our Board of Directors may not necessarily be involved in each acquisition, disposition or financing decision made by the Administrator or Operator” below.
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
The business of CIM Urban is managed by Urban GP Administrator and we agreed in the Master Services Agreement to appoint an affiliate of CIM Group as the manager of the general partner of CIM Urban, and the general partner of CIM Urban may only be removed from such position under limited circumstances as provided in the CIM Urban Partnership Agreement.
Pursuant to the Master Services Agreement, we agreed to appoint an affiliate of CIM Group as the manager of the general partner of CIM Urban. While currently that designated entity, Urban GP Administrator, is an affiliate of CIM Group, there can be no assurances that a different entity would not be appointed the manager of the general partner of CIM Urban in the future. Moreover, we may only remove the Urban GP Administrator as the manager of CIM Urban GP for “cause” (as defined in the Master Services Agreement). Removal for “cause” also requires the approval of the holders of at least 66 2/3% of our outstanding shares of Common Stock. Upon removal, a replacement manager will be appointed by the independent directors.
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
Risks Related to Our Organizational Structure
Certain provisions of the MGCL could inhibit changes in control.
Certain provisions of the MGCL, if applied to us, would have the effect of inhibiting a third-party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our Common Stock, including:
•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special appraisal rights and special stockholder voting requirements on these combinations; and
•“control share” provisions that provide that “control shares” of our Company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
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
While we are principally focused on Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States (including improving and developing such assets), we may also participate more actively in other CIM Group real estate strategies and product types, including, but not limited to, multi-family residential and or real estate debt, in order to broaden our participation in CIM Group’s platform and capabilities for the benefit of all classes of stockholders. This may include, without limitation, engaging in real estate development activities as well as investing in other product types directly, side-by-side with one or more funds of CIM Group, through direct deployment of capital in a CIM Group real estate or debt fund, or deploying capital in or originating loans that are secured directly or indirectly by properties primarily located in Qualified Communities that meet our strategy. Such loans may include limited and or non-recourse junior (mezzanine, B-note or 2nd lien) and senior acquisition, bridge or repositioning loans. Stockholders will not have any approval rights with respect to any expansion or change in strategies or future composition of our assets. Our Operator determines our policies regarding deployment of capital into real estate assets, financing, growth and debt capitalization. Our Operator may change these and other policies without a vote of our stockholders. In addition, there can be no assurance that the Operator will follow its acquisition process in relation to the identification and acquisition or origination of prospective assets. As a result, the nature of the composition of our assets could change without the consent of our stockholders. Changes in the Operator’s acquisition process and or philosophy may result in, among other things, inferior due diligence and transaction standards, which may adversely affect the performance of our assets. If we are unsuccessful in expanding into new real estate activities or our changes in strategies or future deployment of our capital turn out to be unsuccessful, it could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
Pursuant to the Master Services Agreement, the Administrator has no responsibility other than to provide its services in good faith and will not be responsible for any action of our Board of Directors that follows or declines to follow the Administrator’s advice or recommendations. Under the terms of the Master Services Agreement, none of the Administrator or any of its affiliates providing services under the Master Services Agreement will be liable to us, any subsidiary of ours party to the Master Services Agreement, any governing body (including any director or officer), stockholder or partner of any such entity for acts or omissions made pursuant to or in accordance with the Master Services Agreement, other than acts or omissions constituting fraud, willful misconduct, gross negligence or violation of certain laws or any other intentional or criminal wrongdoing or breach of the Master Services Agreement. Moreover, the aggregate liability of any such entities and persons pursuant to the Master Services Agreement is capped at the aggregate amount of the Base Service Fee and any transaction fees previously paid to the Administrator in the two most recent calendar years. In addition, we have agreed to indemnify the Administrator and any of its affiliates providing services under the Master Services Agreement, any affiliates of the Administrator and any directors, officers, stockholders, agents, subcontractors, contractors, delegates, members, partners, shareholders, employees and other representatives of each of them from and against all actions, lawsuits, investigations, proceedings or claims except to the extent resulting from such person’s fraud, willful misconduct, gross negligence or violation of certain laws or any other intentional or criminal wrongdoing or breach of the Master Services Agreement.
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
Real estate assets are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for distributions, as well as the value of our properties. These events include, but are not limited to:
•adverse changes in economic and socioeconomic conditions (including as a result of COVID-19);
•vacancies or our inability to rent space on favorable terms;
•adverse changes in financial conditions of buyers, sellers and tenants of properties;
•inability to collect rent from tenants;
•competition from real estate investors with significant capital, including but not limited to real estate operating companies, publicly-traded REITs and institutional investment funds;
•reductions in the level of demand for office and hotel space and changes in the relative popularity of properties;
•increases in the supply of office and hotel space;
•fluctuations in interest rates and the availability of credit, which could adversely affect our ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all;
•dependence on third parties to provide leasing, brokerage, onsite property management and other services with respect to certain of our assets;
•increases in expenses, including insurance costs, labor costs, utility prices, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies, and our inability to pass on some or all of these increases to our tenants; and
•changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning, real estate tax, federal and state laws, governmental fiscal policies and the ADA.
    The outbreak of COVID-19 that began in the fourth quarter of 2019 may lead to a recession and an economic slowdown in the United States. During periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If we cannot operate our properties so as to meet our financial expectations, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock may be negatively impacted.
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
In addition, we could be adversely affected by significant volatility in the capital and credit markets as follows:
•the tenants in our office properties may experience a deterioration in their sales or other revenue, or experience a constraint on the availability of credit necessary to fund operations, which in turn may adversely impact those tenants’ ability to pay contractual base rents and tenant recoveries. Some tenants may terminate their occupancy due to an inability to operate profitably for an extended period of time, impacting our ability to maintain occupancy levels; and
•constraints on the availability of credit to tenants, necessary to purchase and install improvements, fixtures and equipment and to fund business expenses, could impact our ability to procure new tenants for spaces currently vacant in existing office properties or properties under development.
Tenant concentration increases the risk that cash flow could be interrupted.
We are, and expect that we will continue to be, subject to a degree of tenant concentration at certain of our properties and or across multiple properties. Kaiser, which occupied space in one of our Oakland, California properties accounted for 30.0% of our annualized rental income for the year ended December 31, 2020. In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at such property or properties were to experience financial weakness or file bankruptcy, it could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
In addition, the financial failure of, or other default by, one or more of the tenants to whom we have exposure could have an adverse effect on the results of our operations. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If any of our tenants’ businesses experience significant adverse changes, they may fail to make rental payments when due, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. A default by a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, if a tenant defaults, we may incur substantial costs in protecting our asset.
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
As of December 31, 2020, 19.5% of the rentable square footage of our office portfolio was available for lease, and 8.6% of the occupied square footage of such office properties was scheduled to expire in 2021. The local economic environment may make the renewal of these leases more difficult, or renewal may occur at rental rates equal to or below existing rental rates. As a result, portions of our office properties may remain vacant for extended periods of time. In addition, we may have to offer substantial rent abatements, tenant improvements, concessions, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. The factors described above could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
Our hotel operations are sensitive to the willingness and ability of our guests to travel. The outbreak of highly infectious, contagious or widespread diseases or global health emergencies will likely cause decreases in both discretionary and business travel and reduce the number of guests that visit our hotel. The degree of such a decrease will likely be worsened in the event such a disease causes a disruption in air or other forms of travel used by guests of our hotel. In the event a person having such a disease visits or works at our hotel, the operations at our hotel will likely be disrupted. With COVID-19 prevalent in the United States and the resulting travel restrictions and decline in travel volume continuing, the operations of our hotel in Sacramento, California have been, and will continue to be, adversely impacted. However, the Company cannot predict the magnitude of the adverse effect on our business, financial condition, results of operations and cash flows.
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
From time to time we will need to make capital expenditures to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of our hotel. Occupancy and ADR are often affected by the maintenance and capital improvements at a hotel, especially in the event that the maintenance or improvements are not completed on schedule or if the improvements require significant closures at the hotel. The costs of capital improvements we need or choose to make could harm our financial condition and reduce amounts available for distribution to our stockholders. These capital improvements may give rise to the following additional risks, among others:
•construction cost overruns and delays;
•a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms;
•uncertainties as to market demand or a loss of market demand after capital improvements have begun;
•disruption in service and room availability causing reduced demand, occupancy and rates;
•possible environmental problems; and
•disputes with our manager/franchise owner regarding our compliance with the requirements under our management or franchise agreements.
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
We plan to deploy capital in additional real estate assets as opportunities arise. Our ability to do so on favorable terms and or successfully integrate and operate them is subject to the following significant risks:
•we may be unable to deploy capital in additional real estate assets because of competition from real estate investors with better access to less expensive capital, including real estate operating companies, publicly-traded REITs and investment funds;
•we may acquire properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;
•competition from other potential acquirers may significantly increase purchase prices;
•acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures;
•we may be unable to generate sufficient cash from operations or obtain the necessary debt or equity financing to consummate a transaction on favorable terms or at all;
•we may need to spend more money than anticipated to make necessary improvements or renovations to acquired properties;
•we may spend significant time and money on potential transactions that we do not consummate;
•we may be unable to quickly and efficiently integrate new acquisitions into our existing operations;
•we may suffer higher than expected vacancy rates and or lower than expected rental rates; and
•we may acquire properties without any recourse, or with only limited recourse, for liabilities against the former owners of the properties.
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
We routinely evaluate our assets for impairment indicators, and as such, we have recorded $0, $69.0 million and $0 of impairment of long-lived assets for the years ended December 31, 2020, 2019 and 2018, respectively. The judgment regarding the existence and magnitude of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. If we determine that an impairment has occurred, we will be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements.
We may obtain only limited warranties when we purchase a property and typically have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.
The seller of a property often sells such property in “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that survive for only a limited period after the closing and with a cap on recoverable damages. In the event we purchase a property with a limited warranty, there will be an increased risk that we will lose some or all of our capital in the property.
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
Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, capital expenditures, refinancing of indebtedness, SBA 7(a) loan originations, paying distributions on our Preferred Stock or any other preferred stock we may issue, any future repurchase and or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock), and distributions on our Common Stock. We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through one or more of the following methods: (i) offerings of shares of Common Stock, Preferred Stock or other equity and or debt securities of the Company; (ii) credit facilities and term loans; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (iv) the sale of existing assets; and or (v) cash flows from operations. These sources of funding may not be available on attractive terms or at all. If we cannot obtain additional funding for our long-term liquidity needs, our assets may generate lower cash flow or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so and could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
Our properties are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are payable (or are being paid) in an amount that is insufficient to cover operating expenses that are our responsibility under the lease, we could be required to expend funds in excess of such rents with respect to that property for operating expenses. Our properties are subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating and ownership expenses. Our property leases may not require the tenants to pay all or a portion of these expenses, in which event we may be responsible for these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to our stockholders.
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
Any deterioration of domestic or international financial markets could impact the availability of credit or contribute to rising costs of obtaining credit and therefore, could have the potential to adversely affect the value of our assets, the availability or the terms of financing, our ability to make principal and interest payments on, or refinance, any indebtedness and or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy their obligations, including the payment of rent, under existing leases. The market environment also could affect our operating results and financial condition as follows:
•Debt Markets—The debt market is sensitive to the macro environment, such as Federal Reserve policy, market sentiment, or regulatory factors affecting the banking and commercial mortgage backed securities industries.

Should overall borrowing costs increase, due to either increases in index rates or increases in lender spreads, our operations may generate lower returns.
•Real Estate Markets—While incremental demand growth has helped to reduce vacancy rates and support modest rental growth in recent years, and while improving fundamentals have resulted in gains in property values, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the most recent economic downturn. If recent improvements in the economy reverse course, the properties we acquire could substantially decrease in value after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in our earnings.
Real estate-related taxes may increase, and if these increases are not passed on to tenants, our income will be reduced.
We are required to pay property taxes for our properties, which can increase as property tax rates increase or as properties are assessed or reassessed by taxing authorities. In California, pursuant to an existing state law commonly referred to as Proposition 13, all or portions of a property are reassessed to market value only at the time of “change in ownership” or completion of “new construction,” and thereafter, annual property tax increases are limited to 2% of previously assessed values. As a result, Proposition 13 generally results in significant below-market assessed values over time. From time to time, lawmakers and political coalitions have initiated efforts to repeal or amend Proposition 13, including by introducing Proposition 15 on the California ballot in November 2020, which measure was not approved by voters. If successful in the future, these proposals could substantially increase the assessed values and property taxes for our properties in California. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, renewal leases or future leases may not be negotiated on the same basis. Tax increases not passed through to tenants could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
Our operating results may be negatively affected by development and construction delays and the resultant increased costs and risks.
If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental and land use concerns of governmental entities and or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the breached agreement or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our asset. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our assets could suffer.
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
The strength and profitability of our business depends on demand for and the value of our properties. Future terrorist attacks in the United States, and other acts of terrorism or war, may have a negative impact on our operations. Terrorist attacks in the United States and elsewhere may result in declining economic activity, which could harm the demand for and the value of our properties. In addition, the public perception that certain locations are at greater risk for attack, such as major airports, ports, and rail facilities, may decrease the demand for and the value of our properties near these sites. A decrease in demand could make it difficult for us to renew or re-lease our properties at these sites at lease rates equal to or above historical rates. Such terrorist attacks could have an adverse impact on our business even if they are not directed at our properties.
Previous terrorist attacks and subsequent terrorist alerts have adversely affected the U.S. travel and hospitality industries since 2001, often disproportionately compared to the effect on the overall economy. The extent of the impact that actual or threatened terrorist attacks in the United States or elsewhere could have on domestic and international travel and our business in particular cannot be determined, but any such attacks or the threat of such attacks could have a material adverse effect on travel and hotel demand and our ability to finance our hospitality business.
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
In connection with the ownership and operation of real estate assets, we may be liable for costs and damages related to environmental matters.
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
These laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination. The presence of, or contamination resulting from, any of these substances, or the failure to properly remediate them, may adversely affect our ability to sell or rent our property, to borrow using the property as collateral or create lender’s liability for us. In addition, third parties exposed to hazardous or toxic substances may sue for personal injury damages and or property damages. For example, some laws impose liability for release of or exposure to asbestos-containing materials. As a result, in connection with our former, current or future ownership, operation, and development of real estate assets, or our role as a lender for loans secured directly or indirectly by real estate properties, we may be potentially liable for investigation and cleanup costs, penalties and damages under environmental laws.
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
Ownership of real estate is subject to risks from adverse weather, natural disasters and climate events.
The physical effects of climate change could have a material adverse effect on our properties, operations, and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity, rising sea-levels, and changes in precipitation, temperature, and air quality. Over time, these conditions could result in physical damage to, or declining demand for, our properties or our inability to operate the buildings at all. Climate change may also indirectly affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the risk of flood at our properties. Should the impact of climate change be severe or occur for lengthy periods of time, our financial condition or results of operations could be adversely impacted.

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
Payments of principal and interest on our borrowings may leave us with insufficient cash resources to operate our properties and or pay distributions on our Common Stock or Preferred Stock. The incurrence of substantial outstanding indebtedness, and the limitations imposed by our debt agreements, could have significant other adverse consequences, including the following:
•our cash flows may be insufficient to meet our required principal and interest payments;
•we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our liquidity for acquisitions or operations;
•we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our existing indebtedness;
•we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;
•we may violate restrictive covenants in our debt documents, which would entitle the lenders to accelerate our debt obligations;
•we may default on our obligations and the lenders or mortgagees may foreclose on our properties and take possession of any collateral that secures their loans; and
•our default under any of our indebtedness with cross-default provisions could result in a default on other indebtedness.
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
The capital and credit markets have experienced extreme volatility and disruption as a result of the global outbreak of COVID-19. We believe that such volatility and disruption are likely to continue into the foreseeable future. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital. Our access to capital will depend upon a number of factors, including:
•general market conditions;
•government action or regulation, including changes in tax law;
•the market’s perception of our future growth potential;
•the extent of stockholder interest;
•analyst reports about us and the REIT industry;
•the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•our financial performance and that of our tenants;
•our current debt levels;
•our current and expected future earnings; and
•our cash flow and cash distributions, including our ability to satisfy the dividend requirements applicable to REITs.
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
•our financial condition and market conditions at the time;
•restrictions in the agreements governing our indebtedness;
•general economic and capital market conditions;
•the availability of credit from banks or other lenders; and
•our results of operations.
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
We may finance some of our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.
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
In July 2017, the Financial Conduct Authority in the United Kingdom, which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after December 31, 2021. In the event that LIBOR is discontinued, the interest rate for any of our indebtedness that is indexed to LIBOR at the time of discontinuation will be based on a replacement rate or an alternate base rate as specified in the applicable documentation governing such indebtedness or as otherwise agreed by us and the applicable lender. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuance. For instance, as of December 31, 2020, we had $166.5 million of outstanding indebtedness that was indexed to LIBOR under our revolving credit facility, which allows us to borrow up to $209.5 million, subject to a borrowing base calculation. Additionally, as of December 31, 2020, we had $27.1 million of junior subordinated notes and $14.2 million of SBA 7(a) loan-backed notes that were indexed to LIBOR. The full impact of the expected transition away from LIBOR and the potential discontinuation of LIBOR after 2021 is unclear, but these changes could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
Our loans secured by real estate and our REO properties are typically illiquid and their values may decrease.
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
A majority of our revenue from the lending operations is generated from loans collateralized by hospitality properties. As of December 31, 2020, our loans subject to credit risk were 99.1% concentrated in the hospitality industry. Any factors that negatively impact the hospitality industry, including the outbreak of COVID-19 that began in the fourth quarter of 2019, recessions, severe weather events (such as hurricanes, blizzards, floods, etc.), depressed commercial real estate markets, travel restrictions, bankruptcies or other political or geopolitical events or the introduction of new concepts and products such as Airbnb®, Homeaway® and VRBO®, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
Our SBA 7(a) loans that have real estate as collateral are subject to risks of delinquency and foreclosure.  The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of and or cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of and or cash flow from an income-producing property can be affected by, among other things, tenant mix, success of tenant businesses, onsite property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.
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
We are dependent upon the federal government to maintain the SBA 7(a) Program. There can be no assurance that the program will be maintained or that loans will continue to be guaranteed at current levels. In addition, there can be no assurance that our SBA lending subsidiary, First Western SBLC, Inc. (“First Western”) will be able to maintain its status as a “Preferred Lender” under PLP (as defined below) or that we can maintain our SBA 7(a) license.
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
First Western has been granted national preferred lender program (“PLP”) status and originates, sells and services small business loans and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender, PLP status allows First Western to expedite loans since First Western is not required to present applications to the SBA for concurrent review and approval. The loss of PLP status could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
If we fail to qualify as a REIT, we could face serious tax consequences that could substantially reduce our funds available for payment of distributions to our stockholders for each of the years involved because:
•we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;
•we also could be subject to increased state and local taxes; and
•unless we are entitled to relief under statutory provisions, we could not elect to be subject to be taxed as a REIT for four taxable years following the year during which we are disqualified.
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
Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors that are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our securities. However, under the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”) for taxable years prior to 2026, non-corporate U.S. stockholders of REITs may deduct up to 20% of any “qualified REIT dividends.” A qualified REIT dividend is defined as any dividend from a REIT that is not a capital gain dividend or a dividend attributable to dividend income from U.S. corporations or certain non-U.S. corporations. A non-corporate U.S. stockholder’s ability to claim a deduction equal to 20% of qualified REIT dividends received may be limited by the stockholder’s particular circumstances.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
Subject to certain restrictions, a REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by the REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS generally will pay income tax at regular corporate rates on any taxable income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
Our TRSs are subject to normal corporate income taxes. We continuously monitor the value of our investments in TRSs for the purpose of ensuring compliance with the rule that no more than 20% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). The aggregate value of our TRS stock and securities was less than 20% of the value of our total assets (including our TRS stock and securities) as of December 31, 2020. In addition, we scrutinize all of our transactions with our TRSs for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. There are no distribution requirements applicable to the TRSs and after-tax earnings may be retained. There can be no assurance, however, that we will be able to comply with the 20% limitation on ownership of TRS stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s-length transactions.
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
Even if we qualify and maintain our status as a REIT, we may be subject to certain federal, state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% excise tax, and some state and local jurisdictions may tax some or all of our income because not all states and localities treat REITs the same as they are treated for federal income tax purposes. Any federal, state or local taxes we pay will reduce our cash available for distribution to our stockholders. Moreover, as discussed above, our TRSs are generally subject to corporate income taxes and excise taxes in certain cases. Additionally, if we are not able to make sufficient distributions to eliminate our REIT taxable income, we may be subject to tax as a corporation on our undistributed REIT taxable income. We may also decide to retain income we earn from the sale or other dispositions of our properties and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability.
REIT annual distribution requirements may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our objectives and reduce our stockholders’ overall return.
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
Gain recognized by a non-U.S. stockholder upon the sale or exchange of shares of our capital stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a “U.S. real property interest” (“USRPI”) under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”). Shares of our capital stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe that we are a domestically-controlled qualified investment entity. However, because our capital stock is and will be freely transferable (other than restrictions on ownership and transfer that are intended to, among other purposes, assist us in maintaining our qualification as a REIT for federal income tax purposes as described in the risk factor “The share transfer and ownership restrictions applicable to REITs and contained in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities”), no assurance can be given that we are or will be a domestically-controlled qualified investment entity.

Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges shares of our capital stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (i) the class of shares of capital stock sold or exchanged is “regularly traded,” as defined by applicable U.S. Treasury regulations, on an established securities market, and (ii) such non-U.S. stockholder owned, actually or constructively, 10% or less of the outstanding shares of such class of capital stock at all times during the shorter of the five-year period ending on the date of the sale and the period that such non-U.S. stockholder owned such shares. If the class of shares of capital stock sold or exchanged is not “regularly traded,” gain arising from such sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (A) on the date the shares were acquired by the non-U.S. stockholder, such shares did not have a fair market value greater than the fair market value on that date of 5% of the “regularly traded” class of our outstanding shares of capital stock with the lowest fair market value, and (B) the test in clause (A) is also satisfied as of the date of any subsequent acquisition by such non-U.S. stockholder of additional shares of the same non-“regularly traded” class of our capital stock, including all such shares owned as of such date by such non-U.S. stockholder. Complex constructive ownership rules apply for purposes of determining the amount of shares held by a non-U.S. stockholder for these purposes.
Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to offset certain other positions, if properly identified under applicable U.S. Treasury regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of one or both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.
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
Any sale or other issuance of shares of our Common Stock by us at a price below the then-current NAV per share will result in an immediate reduction of our NAV per share. This reduction would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets than the increase in our assets resulting from such issuance. For example, if we issue a number of shares of Common Stock equal to 5% of our then-outstanding shares at a 2% discount from NAV, a holder of our Common Stock who does not participate in that offering to the extent of its proportionate interest in the Company will suffer NAV dilution of up to 0.1%, or $1 per $1,000 of NAV. As described in “Item 1. Business—Investment Management Agreement”, we have paid, and expect in the future to pay, some fees payable to the Operator and the Administrator in shares of Common Stock at prices equal to the then most recent consolidated closing bid price of our Common Stock on the Nasdaq Global Market. Currently, the trading price of our Common Stock is substantially below our NAV. As a result, any issuance of shares of our Common Stock to pay the Operator and or the Administrator will result in an immediate reduction of our NAV per share. Because the number of future shares of our Common Stock that may be issued below our NAV per share and the price and timing of such issuances are otherwise not currently known or anticipated, we cannot predict the resulting reduction in our NAV per share of any such issuance.
Changes in market conditions could adversely affect the market prices of our Common Stock and Series L Preferred Stock.
The market value of our Common Stock and Series L Preferred Stock, as with other publicly traded equity securities, will depend on various market conditions, which may change from time to time. In addition to the economic environment and future volatility in the securities and credit markets in general, the market conditions described in the risk factor “We intend to rely in part on external sources of capital to fund future capital needs and, if we encounter difficulty in obtaining such capital, we may not be able to meet maturing obligations or make additional acquisitions” may affect the value of our Common Stock. In addition, increases in market interest rates may lead investors to demand a higher annual yield from our distributions in relation to the price of our securities.

The market value of our Common Stock is based, among other things, upon the market’s perception of our growth potential and our current and potential future earnings and cash dividends and our capital structure. Consequently, our Common Stock or our Series L Preferred Stock may trade at prices that are higher or lower than our NAV per share of Common Stock or the stated value of the Series L Preferred Stock of $28.37 (the “Series L Preferred Stock Stated Value”), subject to adjustment. If our future earnings or cash distributions are less than expected, the market prices of our Common Stock or Series L Preferred Stock could decline.
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
On December 22, 2020, we announced an Initial Dividend on shares of our Common Stock for fiscal year 2021 in the aggregate amount of $4,448,223. We must declare and pay dividends on our Common Stock equal to the Initial Dividend prior to declaring and paying any distributions on our Series L Preferred Stock.
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
The agreement governing our warrants to purchase 0.25 shares of Common Stock, subject to adjustment upon the occurrence of certain events specified in such agreement (“Series A Preferred Warrants”), provides that adjustments may be made to the exercise price or the number of shares of Common Stock issuable upon exercise of the Series A Preferred Warrants. In certain cases, such an adjustment could result in the recognition of a taxable dividend to holders of Common Stock, Series A Preferred Stock or Series A Preferred Warrants even if such holders do not receive any cash or other distribution from us.
The redemption price of shares of Preferred Stock may be paid, in our sole discretion in cash or in shares of Common Stock, which ranks junior to our Preferred Stock (other than to the Series L Preferred Stock to the extent of the Initial Dividend).
We have the right, at our option and in our sole discretion, to pay the redemption price of shares of Preferred Stock, whether redeemed at our option or at the option of a holder, in cash or in shares of Common Stock. The redemption price of shares of our Series A Preferred Stock and Series D Preferred Stock may be paid, in our sole discretion, in cash in U.S. dollars (“USD”) or in equal value through the issuance of shares of Common Stock, based on the volume‑weighted average price of our Common Stock for the 20 trading days prior to the redemption. The redemption price of shares of our Series L Preferred Stock may be paid, in our sole discretion, (1) in cash in Israeli New Shekels (“ILS”), at the then-current exchange rate determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, (2) in equal value through the issuance of shares of Common Stock, with such value of Common Stock to be deemed the lower of (a) our NAV per share of our Common Stock as most recently published by the Company as of the effective date of redemption and (b) the volume-weighted average price of our Common Stock, determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, or (3) in a combination of cash, in ILS, and our Common Stock, based on the conversion mechanisms set forth in (a) and (b), respectively.
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
We could suffer from delays in deploying capital, particularly if the capital we raise (including in our current equity offerings described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and Uses of Funds”) outpaces our Operator’s ability to identify acquisitions and or close on them. Such delays, which may be caused by a number of factors, including competition in the market for the same real estate opportunities, may adversely affect our ability to pay distributions to our stockholders and or the value of their overall returns on investment in our securities.
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
The transfer and ownership restrictions applicable to our securities may impair the ability of stockholders to receive shares of our Common Stock upon exercise of the Series A Preferred Warrants and, if the Company elects to pay the redemption price in shares of Common Stock, upon redemption of the Preferred Stock.
Our charter contains restrictions on ownership and transfer of the Preferred Stock and Common Stock that are intended to assist us in maintaining our qualification as a REIT for federal income tax purposes as described in the risk factor “The share transfer and ownership restrictions applicable to REITs and contained in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.” Additionally, the agreement governing the Series A Preferred Warrants provides that such Series A Preferred Warrants may not be exercised to the extent such exercise would result in the holder’s beneficial or constructive ownership of more than 6.25%, in number or value, whichever is more restrictive, of our outstanding shares of Common Stock immediately after giving effect to the issuance of such shares. These restrictions may impair the ability of stockholders to receive shares of our Common Stock upon exercise of the Series A Preferred Warrants and, if the Company elects to pay the redemption price in shares of Common Stock, upon redemption of the Preferred Stock.
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
Until November 21, 2022, we are prohibited from issuing any shares of preferred stock ranking senior to or on parity with the Series L Preferred Stock with respect to the payment of dividends, other distributions, liquidation, and or dissolution or winding up of the Company unless the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio, calculated in accordance with the Articles Supplementary describing the Series L Preferred Stock, is equal to or greater than 1.25:1.00. Our good faith determination of an applicable Series L Preferred Stock Minimum Fixed Charge Coverage Ratio is binding absent manifest error for purposes of this restriction. As of December 31, 2020, we were in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio. In order to maintain our compliance with the Minimum Fixed Charge Coverage Ratio, we issued to the Operator 203,349 shares of Common Stock and 287,199 shares of Series A Preferred Stock, and to the Administrator 11,273 shares of Series A Preferred Stock, in lieu of cash management fees payable to such entities for fees related to the year ending December 31, 2020. It is likely that we will seek to pay some or part of the asset management fees payable to the Operator during the year ended December 31, 2021 in shares of Series A Preferred Stock for the same reason.

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
General Risk Factors
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
We are subject to the rules and regulations of the U.S. Financial Accounting Standards Board (the “FASB”) related to generally accepted accounting principles in the United States (“GAAP”). Various changes to GAAP are constantly being considered, some of which could materially impact our reported financial condition and or results of operations. Also, to the extent publicly traded companies in the United States would be required in the future to prepare financial statements in accordance with International Financial Reporting Standards instead of the current GAAP, this change in accounting standards could materially affect our financial condition or results of operations.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2020, our real estate portfolio consisted of 12 assets, all of which were fee-simple properties. As of December 31, 2020, our nine office properties, totaling approximately 1.3 million rentable square feet, were 79.3% occupied, our one development site being used as a parking lot and our one hotel with an ancillary parking garage, which has a total of 503 rooms, had RevPAR of $46.60 for the year ended December 31, 2020.

Office Portfolio Detail by Property, Market, and Submarket as of December 31, 2020

Location	Rentable Square Feet	% Occupied	% Leased (1)	Annualized Rent (in thousands)	Annualized Rent Per Occupied Square Foot
Northern California
Oakland, CA
Lake Merritt
1 Kaiser Plaza	537,811	89.1%	89.1%	$21,840	$45.59
2 Kaiser Plaza Parking Lot (2)	N/A	N/A	N/A	N/A	N/A
Total Lake Merritt	537,811	89.1%	89.1%	21,840	45.59
Total Oakland, CA	537,811	89.1%	89.1%	21,840	45.59
San Francisco, CA
South of Market
1130 Howard Street	21,194	100.0%	100.0%	1,711	80.73
Total San Francisco, CA	21,194	100.0%	100.0%	1,711	80.73
Total Northern California	559,005	89.5%	89.5%	$23,551	$47.07

Southern California
Los Angeles, CA
West Los Angeles
11620 Wilshire Boulevard	196,229	87.7%	87.7%	$8,055	$46.82
11600 Wilshire Boulevard	56,880	88.5%	88.5%	2,673	53.11
Lindblade Media Center (3)	32,428	100.0%	100.0%	1,870	57.67
Total West Los Angeles	285,537	89.3%	89.3%	12,598	49.41
Mid-Wilshire
4750 Wilshire Boulevard	140,332	21.6%	21.6%	1,456	48.00
Beverly Hills
9460 Wilshire Boulevard	97,035	73.5%	73.5%	7,491	105.03
Total Los Angeles, CA	522,904	68.2%	68.2%	21,545	60.41
Total Southern California	522,904	68.2%	68.2%	$21,545	$60.41

Southwest
Austin, TX
South
3601 S Congress Avenue (4)	228,056	78.5%	85.7%	$7,688	$42.92
East
1021 E 7th Street	11,180	100.0%	100.0%	552	49.37
Total Austin, TX	239,236	79.5%	86.4%	8,240	43.32
Total Southwest	239,236	79.5%	86.4%	$8,240	$43.32

Total Office	1,321,145	79.3%	80.5%	$53,336	$50.94

(1)Based on leases signed as of December 31, 2020.
(2)2 Kaiser Plaza Parking Lot is a 44,642 square foot parcel of land currently being used as a surface parking lot. We are entitled to develop a building, which we are in the process of designing, having between 425,000 and 800,000 rentable square feet.
(3)Lindblade Media Center consists of three buildings.

(4)3601 S Congress Avenue consists of twelve buildings. During the year ended December 31, 2020, we fully leased the approximately 44,000 square foot office building that was completed in 2020 on a former surface parking lot at 3601 S Congress Avenue.
Hotel Portfolio Summary as of December 31, 2020

				Revenue Per
			%	Available
Property	Market	Rooms	Occupied (1)	Room
Sheraton Grand Hotel (2)	Sacramento, CA	503	32.3%	$46.60
Total Hotel (1 Property)		503	32.3%	$46.60
Other Ancillary Property within Hotel Portfolio

		Rentable			Annualized
		Square	%	%	Rent (Parking
		Feet	Occupied	Leased	and Retail)
Property	Market	(Retail)	(Retail)	(Retail) (3)	(in thousands)
Sheraton Grand Hotel Parking Garage & Retail (4)	Sacramento, CA	9,453	100.0%	100.0%	$2,981
Total Ancillary Hotel (1 Property)		9,453	100.0%	100.0%	$2,981

(1)Represents trailing 12-month occupancy as of December 31, 2020, calculated as the number of occupied rooms divided by the number of available rooms.
(2)The Sheraton Grand Hotel is part of the Sheraton franchise and is managed by Sheraton Operating Corporation, a subsidiary of Marriott International, Inc.
(3)Based on leases commenced as of December 31, 2020.
(4)During the year ended December 31, 2020, we began renovations of the guest rooms, food and beverage amenities, public areas, meeting rooms and other amenities at the Sheraton Grand Hotel Parking Garage & Retail. However, the vast majority of such renovations have been temporarily suspended since March 2020 due to COVID-19.

Office Portfolio—Top 5 Tenants by Annualized Rental Revenue as of December 31, 2020

		Credit
		Rating					% of
		(S&P /		Annualized	% of	Rentable	Rentable
		Moody’s /	Lease	Rent	Annualized	Square	Square
Tenant	Property	Fitch)	Expiration	(in thousands)	Rent	Feet	Feet
Kaiser Foundation Health Plan, Inc.	1 Kaiser Plaza	AA- / - / AA-	2025 - 2027 (1)	$16,004	30.0%	366,777	27.8%
MUFG Union Bank, N.A.	9460 Wilshire Boulevard	A / Aa3 / A	2029	3,617	6.8%	27,569	2.1%
F45 Training Holdings, Inc.	3601 S Congres Avenue	- / - / -	2029	2,279	4.3%	44,171	3.3%
3 Arts Entertainment, Inc.	9460 Wilshire Boulevard	- / - / -	2026	2,183	4.1%	27,112	2.1%
Westwood One, Inc.	Lindblade Media Center	- / - / -	2025	1,870	3.5%	32,428	2.5%
Total for Top Five Tenants				25,953	48.7%	498,057	37.8%
All Other Tenants				27,383	51.3%	548,912	41.5%
Vacant				—	—%	274,176	20.7%
Total Office Portfolio				$53,336	100.0%	1,321,145	100.0%

(1)Prior to February 28, 2023, the tenant may terminate up to 140,000 square feet of space in the aggregate (of which no more than 100,000 rentable square feet may be terminated with respect to the rentable square feet expiring in 2027), effective as of any date specified by the tenant in a written notice given to us at least 12 months prior to the termination, in exchange for a termination penalty. From and after February 28, 2023 with respect to the rentable square feet expiring in 2025, and February 28, 2025 with respect to rentable square feet expiring in 2027, the tenant has the right to terminate all or any portions of its lease with us, effective as of any date specified by the tenant in a written notice given to us at least 15 months prior to the termination, in each case in exchange for a termination penalty. The amount of such termination penalties is dependent on a variety of factors, including but not limited to the date of the termination notice, the amount of the square feet to be terminated and the location within the building of the space to be terminated.
Office Portfolio—Diversification by Industry as of December 31, 2020

	Annualized	% of	Rentable
	Rent	Annualized	Square	% of Rentable
Industry	(in thousands)	Rent	Feet	Square Feet
Health Care and Social Assistance	$21,631	40.6%	472,918	35.8%
Professional, Scientific, and Technical Services	10,046	18.8%	192,646	14.6%
Finance and Insurance	5,423	10.2%	52,838	4.0%
Arts, Entertainment, and Recreation	5,123	9.6%	83,781	6.3%
Real Estate and Rental and Leasing	4,332	8.1%	95,531	7.2%
Public Administration	1,149	2.2%	26,378	2.0%
Manufacturing	1,145	2.1%	32,771	2.5%
Information	966	1.8%	14,349	1.1%
Retail Trade	786	1.5%	21,109	1.6%
Administrative and Support and Waste Management and Remediation Services	580	1.1%	10,260	0.8%
Other	2,155	4.0%	44,388	3.3%
Vacant	—	—%	274,176	20.8%
Total Office	$53,336	100.0%	1,321,145	100.0%

Office Portfolio—Lease Expiration as of December 31, 2020

	Square Feet	% of Square	Annualized	% of Annualized	Annualized Rent
Year of Lease	of Expiring	Feet	Rent	Rent	Per Occupied
Expiration	Leases	Expiring	(in thousands)	Expiring	Square Foot
2021 (1)	91,097	8.6%	$5,147	9.7%	$56.50
2022	166,006	15.9%	7,470	14.0%	45.00
2023	88,572	8.5%	4,404	8.3%	49.72
2024	45,748	4.4%	2,325	4.4%	50.82
2025	381,471	36.4%	17,459	32.7%	45.77
2026	62,882	6.0%	3,849	7.2%	61.21
2027	91,010	8.7%	4,231	7.9%	46.49
2028	15,335	1.5%	946	1.8%	61.69
2029	74,513	7.1%	6,049	11.3%	81.18
2030	30,335	2.9%	1,456	2.7%	48.00
Total Occupied	1,046,969	100.0%	$53,336	100.0%	$50.94
Vacant	274,176
Total Office	1,321,145

(1)Includes 11,378 square feet of month-to-month leases as of December 31, 2020.
Property Indebtedness as of December 31, 2020

	Outstanding			Balance Due
	Principal			At Maturity
	Balance	Interest	Maturity	Date	Prepayment/
Property	(in thousands)	Rate	Date	(in thousands)	Defeasance
1 Kaiser Plaza	$97,100	4.14%	7/1/2026	$97,100	(1)
Total/Weighted Average	$97,100	4.14%		$97,100

(1)Loan is generally not prepayable prior to April 1, 2026.

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
Shares of our Common Stock trade on Nasdaq, under the ticker symbol “CMCT”, and on the TASE, under the ticker symbol “CMCT-L.”
On March 11, 2021, there were approximately 403 holders of record of our Common Stock, excluding stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers. The closing price of our Common Stock on March 11, 2021 was $13.00 as reported on Nasdaq.
Approximately 79.5% of shares of our Common Stock as of March 11, 2021 were held by stockholders that are not affiliates of CIM Commercial.
Holders of our Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by us out of legally available funds. In determining our dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, our financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. There can be no assurance that the future dividends declared by our Board of Directors will not differ materially from historical dividend levels. Risks inherent in our ability to pay dividends are further described in “Item 1A—Risk Factors” of this Annual Report on Form 10-K.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2020 with respect to shares of our Common Stock, either under options or in respect of restricted stock awards that may be issued under existing equity compensation plans, all of which have been approved by our stockholders.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of Common Stock remaining available for future issuances under equity compensation plans (all in restricted shares of Common Stock)
Equity incentive plan	—	N/A	70,102
Performance Graph
The information below is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (“Exchange Act”) or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.
The line graph below compares the percentage change in the cumulative total stockholder return on our Common Stock with the cumulative total return of the S&P 500 and the FTSE NAREIT Equity REIT Index. The FTSE NAREIT Equity REIT Index is a free-float adjusted, market capitalization-weighted index of U.S. Equity REITs. The Index includes all tax-qualified REITs with more than 50 percent of total assets in qualifying real estate assets other than mortgages secured by real property. All returns assume an investment of $100 on December 31, 2015 and the reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	Cumulative return on $100 invested on December 31, 2015 as of December 31,
Index	2015	2016	2017	2018	2019	2020
CIM Commercial Trust Corporation	$100.00	$104.77	$160.85	$131.98	$152.95	$154.60
S&P 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
FTSE NAREIT Equity REIT	$100.00	$108.87	$118.31	$113.50	$146.01	$138.60

Source: SNL Financial LC
Recent Sales of Unregistered Securities and Use of Proceeds
On January 21, 2021, we issued to the Operator an aggregate of 96,740 shares of our Series A Preferred Stock as payment, in lieu of cash, for $2,418,500 of asset management fees owed to the Operator under the Investment Management Agreement in respect of the fourth fiscal quarter of the year ended December 31, 2020. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. It is likely that we will seek to pay some or part of the asset management fees for part of the year ending December 31, 2021 in shares of Series A Preferred Stock. Shares of Series A Preferred Stock may be redeemed at our option or at the option of the holder for a redemption price payable in cash or shares of Common Stock as described in Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section includes many forward-looking statements. For cautions about relying on such forward-looking statements, please see “Forward-Looking Statements” at the beginning of this report immediately prior to “Item 1—Business” in this Annual Report on Form 10-K.
Overview
The following discussion focuses on recent developments expected to have current and future impacts on the results of our business, trends and uncertainties within our industry and business model that may impact our financial results, our recent results of operations, and our liquidity and capital resources. The following discussion does not address certain items regarding the year ended December 31, 2018 or compare our financial operating performance in the years ended December 31, 2019 and 2018. A discussion and analysis of our financial operating performance in the year ended December 31, 2018 and a comparison of such performance to that of the year ended December 31, 2019 can be found in “Item 7. Management's Discussion and Analysis” of our Annual Report on Form 10-K for the year ended December 31, 2019.

You should read the following discussion in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
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
We are operated by affiliates of CIM Group. CIM is a community-focused real estate and infrastructure owner, operator, lender and developer. Headquartered in Los Angeles, CA, CIM has offices across the United States and in Tokyo, Japan.
COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. COVID-19 has spread worldwide, causing significant disruptions to the U.S. and world economies. On March 4, 2020 and March 13, 2020, a state of emergency was declared for the state of California and for the United States, respectively. In response to the issuance of U.S. federal guidelines to contain the spread of COVID-19, U.S. state and local jurisdictions, including those in which we operate, implemented various containment and or mitigation measures, including shelter-in-place orders and the temporary closure of non-essential businesses. COVID-19 has triggered a period of significant global economic slowdown, and the impact of COVID-19 on the U.S. economy will likely continue through 2021.
The information provided in the two tables below provides insight into the effects of COVID-19 on our rent collections for the second, third and fourth quarters of the year ended December 31, 2020 for our office and retail tenants and parking tenants. We undertake no obligation to provide rent collection, concession or allowance information for any future period. The information presented below is preliminary and unaudited, and we undertake no obligation to update such information other than as may be required by law:

Office and Retail Tenants (1)	Q4 2020	Q3 2020	Q2 2020
Rent Collected (2)	98.3%	97.4%	96.7%
Rent Abated	—%	0.1%	0.1%
Rent Deferred	—%	0.2%	0.6%
Security Deposit Applied	—%	—%	1.0%
Recorded as Bad Debt	0.5%	1.2%	0.9%
Uncollected Rent	1.2%	1.1%	0.7%
Total	100.0%	100.0%	100.0%

Parking Tenants (1)	Q4 2020	Q3 2020	Q2 2020
Rent Collected (2)	22.8%	37.4%	54.1%
Rent Abated	12.9%	3.9%	12.7%
Recorded as Bad Debt	64.3%	58.7%	33.2%
Uncollected Rent	—%	—%	—%
Total	100.0%	100.0%	100.0%

(1)There have been no significant changes in rent collections subsequent to December 31, 2020.

(2)Rent collected is calculated as the aggregate contractual rent collected for each month in the applicable period presented from the beginning of that month through March 5, 2021, divided by the aggregate contractual rent charged for the applicable period. Rent collection percentages are calculated based on contractual rents (excluding percentage rents and contractually obligated reimbursements by our clients).
Additionally, the spread of COVID-19 in the United States and the resulting restrictions on travel, meetings and social gatherings that have been implemented from time to time have impacted, and are expected to continue to materially impact so long as they persist, the operations of our hotel in Sacramento, California. Prior to the spread of COVID-19, the net operating income of our hotel constituted approximately 22% of our total segment net operating income, as measured using Q4 2019 figures. The following table sets forth the occupancy, ADR and RevPAR for our hotel in Sacramento, California for the specified periods:

	Q2 2020	Q2 2019	Q3 2020	Q3 2019	Q4 2020	Q4 2019
Occupancy (1)	12.5%	81.7%	24.1%	77.2%	26.8%	71.9%
ADR (1)	$124.49	$173.08	$120.97	$148.06	$120.86	$156.63
RevPAR (1)	$15.61	$141.42	$29.16	$114.33	$32.39	$112.61

(1)There have been no significant changes in occupancy, ADR, and RevPAR for the first quarter of 2021 in comparison to the fourth quarter of 2020.
Our lending division has also had adverse impacts relating to COVID-19. Loans originated and serviced under the SBA 7(a) Small Business Loan Program through December 31, 2020 consist primarily of loans to borrowers in the limited service hospitality sector. Since the onset of COVID-19 in the United States, our borrowers have been experiencing significant reductions in cash flow as the travel and leisure industry decline caused by COVID-19 has continued to severely impact limited service hospitality properties. The substantial majority of our borrowers received relief under the CARES Act during the year ended December 31, 2020 through subsidy in the form of six months of monthly loan payments made on the borrower’s behalf pursuant to Section 1112 of the CARES Act. Further, Section 1112 of the CARES Act was extended and, beginning February 1, 2021, the CARES Act provides up to an additional three months of subsidy of scheduled principal and interest payments (up to $9,000 per month, per loan) for the substantial majority of our borrowers.
As a result of the potential negative impact on the cash flow of our borrowers, during the second half of 2020, we increased our loan loss reserves. Depending upon the length of continuation of market disruptions for the limited service hospitality industry, we may have additional increases in our loan loss reserves and ultimately an increase in loan losses, and such losses may be material.
The situation surrounding COVID-19 remains fluid, and we have been actively managing our response in collaboration with tenants, government officials and business partners and assessing the impact to our financial position and operating results, as well as the additional potential adverse developments in our business. We have taken steps to adapt to the difficult business environment in which we operate and to strengthen our business to position our business to thrive post COVID-19. These steps include (i) reducing our corporate overhead expenses by realigning certain support functions and reducing employee compensation at our Operator, including not appointing a replacement for our President who retired during the third quarter, (ii) focusing on appropriate cost-reduction measures at our properties, (iii) temporarily suspending the vast majority of activities related to the repositioning of our office building at 4750 Wilshire Boulevard in Los Angeles, California, and renovations at the Sheraton Grand Hotel in Sacramento, California, (iv) increasing liquidity by entering into the 2020 Credit Facility (as defined below) in May 2020, accessing (beginning in June 2020) funds through the Federal Reserve through the PPP Liquidity Facility (the “PPPLF”) established for lenders who originate loans pursuant to the PPP and entering into the 2018 Credit Facility Modification (as defined below) in September 2020, and (v) amending our Master Services Agreement to eliminate the Base Service Fee as described in Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K.
The extent to which COVID-19 will continue to impact our operations and those of its tenants and business partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the COVID-19 pandemic and actions taken to contain the pandemic or mitigate its impact and the extent to which federal, state and local governments provide relief or assistance to those affected by COVID-19 (including extending the CARES Act). We cannot predict the significance, extent or duration of any adverse impact of COVID-19 on its business, financial condition, results of operations, cash flow or its ability to satisfy its debt service obligations or to maintain its level of distributions on its Common Stock or Preferred Stock. However, our business, financial condition, results of operations, and liquidity have been adversely affected and will likely continue to be adversely affected for at least through the first half of 2021.

Properties
As of December 31, 2020, our real estate portfolio consisted of 12 assets, all of which were fee-simple properties. As of December 31, 2020, our nine office properties, totaling approximately 1.3 million rentable square feet, were 79.3% occupied, our one development site was being used as a parking lot, and our one hotel with an ancillary parking garage, which has a total of 503 rooms, had RevPAR of $46.60 for the year ended December 31, 2020.
Rental Rate Trends
Office Statistics:  The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods:

	As of December 31,
	2020	2019	2018
Occupancy (1)	79.3%	86.7%	93.2%
Annualized rent per occupied square foot (1)(2)	$50.94	$48.18	$45.21

(1)The information presented in this table represents historical information as of the date indicated without giving effect to any property sales occurring thereafter.
(2)Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements, representing lease incentives in the form of free rent, for the years ended December 31, 2020, 2019 and 2018 were $1.6 million, $1.8 million and $5.1 million, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.
Over the next four quarters, we expect to see expiring cash rents as set forth in the table below:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2021	2021	2021	2021
Expiring Cash Rents:
Expiring square feet (1)	29,259	24,583	19,423	17,832
Expiring rent per square foot (2)	$74.75	$46.94	$40.16	$57.54

(1)Month-to-month tenants occupying a total of 11,378 square feet are included in the expiring leases in the first quarter listed.
(2)Represents gross monthly base rent, as of December 31, 2020, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

During the year ended December 31, 2020, we executed leases with terms longer than 12 months totaling 112,348 square feet. The table below sets forth information on certain of our executed leases during the year ended December 31, 2020, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

			New Cash	Expiring Cash
	Number of	Rentable	Rents per Square	Rents per Square
	Leases (1)	Square Feet	Foot (2)	Foot (2)
Twelve Months Ended December 31, 2020	15	62,857	$52.18	$45.80

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
Hotel Statistics:  The following table sets forth the occupancy, ADR and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Year Ended
	December 31,
	2020	2019	2018
Occupancy	32.3%	78.2%	80.1%
ADR	$144.36	$162.54	$161.95
RevPAR	$46.60	$127.09	$129.73
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
2020 Results of Operations
Net Income

	Year Ended
	December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Total revenues	$77,208	$139,989	$(62,781)	(44.8)%
Total expenses	$92,945	$226,690	$(133,745)	(59.0)%
Gain on sale of real estate	$—	$433,104	$(433,104)	(100.0)%
Net (loss) income	$(15,015)	$345,521	$(360,536)	(104.3)%
Net loss increased to $(15.0) million, or by $(360.5) million, for the year ended December 31, 2020, compared to $345.5 million for the year ended December 31, 2019, primarily due to the 2019 Asset Sales and the adverse impact of

COVID-19. Refer to “Summary Segment Results” below for a more complete discussion of the factors impacting our performance.
Summary Segment Results
During the years ended December 31, 2020 and 2019, CIM Commercial operated in three segments: office and hotel properties and lending. Set forth and described below are summary segment results for our operating segments.

	Year Ended
	December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenues:
Office	$55,468	$86,948	$(31,480)	(36.2)%
Hotel	$13,314	$38,748	$(25,434)	(65.6)%
Lending	$8,322	$10,964	$(2,642)	(24.1)%

Expenses:
Office	$23,975	$37,159	$(13,184)	(35.5)%
Hotel	$14,123	$26,424	$(12,301)	(46.6)%
Lending	$6,365	$5,826	$539	9.3%

Non-Segment Revenue and Expenses:
Interest and other income	$104	$3,329	$(3,225)	(96.9)%
Asset management and other fees to related parties	$(9,793)	$(13,121)	$3,328	(25.4)%
Expense reimbursements to related parties—corporate	$(2,243)	$(2,800)	$557	(19.9)%
Interest expense	$(10,547)	$(10,361)	$(186)	1.8%
General and administrative	$(4,212)	$(4,069)	$(143)	3.5%
Transaction costs	$—	$(574)	$574	(100.0)%
Depreciation and amortization	$(21,406)	$(27,374)	$5,968	(21.8)%
Loss on early extinguishment of debt	$(281)	$(29,982)	$29,701	(99.1)%
Impairment of real estate	$—	$(69,000)	$69,000	(100.0)%
Gain on sale of real estate	$—	$433,104	$(433,104)	(100.0)%
Benefit (provision) for income taxes	$722	$(882)	$1,604	(181.9)%
Revenues
Office Revenue:  Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased by 36.2% for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease is primarily due to the 2019 Asset Sales, and lower revenues at an office property in Beverly Hills, California due to a decrease in occupancy as compared to the prior year.
Hotel Revenue:  Hotel revenue decreased by 65.6% for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease is primarily due to decreases in occupancy, ADR, and food, beverage, and other sundry services during the period from March 2020 through December 2020 as compared to the same period in the prior year as a result of COVID-19.
Lending Revenue:  Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue decreased by 24.1% for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease is primarily due to a decrease in interest income, primarily due to a decrease in prime rate, as well as a decrease in premium income from the sale of the guaranteed portion of our SBA 7(a) loans due to lower loan origination and sales volume as compared to the prior year.
Interest and Other Income: Interest and other income represents revenue generated outside of our reportable segments. Interest and other income decreased by 96.9% for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily due to interest earned on the proceeds from the 2019 Asset Sales received during the year ended December 31, 2019 until the payment of the Special Dividend in August 2019, as well as interest earned during the fourth quarter of 2019 on the funds used for the tender offer that resulted in our purchase of 2,693,580 shares of Series L Preferred Stock in 2019 (the “Series L Tender Offer”).
Expenses
Office Expenses:  Office expenses decreased by 35.5% for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease is primarily due to the 2019 Asset Sales.
Hotel Expenses:  Hotel expenses decreased by 46.6% for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily as a result of decreased occupancy at the hotel during the year ended December 31, 2020 as a result of COVID-19.
Lending Expenses:  Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and expense reimbursements to related parties. Lending expenses increased by 9.3% for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to an increase in costs incurred and expense reimbursements to related parties due to an increase in allocated expenses related to the development of the loan origination platform for the PPP and assistance with origination of SBA 7(a) loans under the PPP, additions to our general reserves (included in general and administrative expenses) as a result of COVID-19, and an increase in costs incurred and expense reimbursements as a result of the allocation of $230,000 to the lending segment for a portion of the payment made to our former President who retired effective September 16, 2020, partially offset by a decrease in interest expense as a result of a reduction in the outstanding balances of our SBA 7(a) loan-backed notes and secured borrowings.
Asset Management and Other Fees to Related Parties:  Asset management fees and other fees to related parties, which have not been allocated to our operating segments decreased by 25.4% for the year ended December 31, 2020 compared to the year ended December 31, 2019. Asset management fees totaled $9.5 million for the year ended December 31, 2020 compared to $12.0 million for the year ended December 31, 2019. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban’s assets, which are appraised in the fourth quarter of each year. The lower fees reflect a decrease in the adjusted fair value of CIM Urban’s assets in the year ended December 31, 2020 as compared to the year ended December 31, 2019 due the 2019 Asset Sales and lower appraised values of the same store properties, partially offset by incremental capital expenditures incurred in the year ended December 31, 2020.
CIM Commercial paid a Base Service Fee to the Administrator, a related party, which totaled $282,000 for the quarter ended March 31, 2020 compared to $1.1 million for the year ended December 31, 2019. On May 11, 2020, the Master Services Agreement was amended to replace the Base Service Fee with the Incentive Fee effective as of April 1, 2020. The Administrator did not earn an Incentive Fee during the year ended December 31, 2020. Based on the expected performance of the Company for 2021, we do not anticipate that any Incentive Fee will be payable in respect of the year ended December 31, 2021.
Expense Reimbursements to Related Parties—Corporate: The Administrator received compensation and or reimbursement for performing certain services (other than the Base Services) for CIM Commercial and its subsidiaries that are not covered by the Base Service Fee or the Incentive Fee, as the case may be. Expense reimbursements to related parties—corporate decreased by 19.9% for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to reductions in allocated payroll.
Interest Expense:  Interest expense, which has not been allocated to our operating segments, increased by 1.8% for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase is primarily due to a higher average outstanding principal balance on our 2018 Credit Facility during the year ended December 31, 2020 compared to the year ended December 31, 2019, as well as an increase in interest expense on our revolving credit facility resulting from the 2018 Credit Facility Modification, partially offset by a decrease in the LIBOR component of our interest rates and the legal defeasance of mortgage loans with an aggregate outstanding principal balance of $205.5 million in connection with the sale of three office properties and a parking garage in Oakland, California, the prepayment of a $46.0 million mortgage loan in connection with the sale of an office property in Washington, D.C., and the assumption of a $28.2 million mortgage loan by the buyer of an office property in San Francisco, California, all of which were consummated in March 2019, and the legal defeasance of a mortgage loan with an outstanding principal balance of $39.5 million in connection with the sale of an office property in Oakland, California, which was consummated in May 2019.
General and Administrative Expenses:  General and administrative expenses, which have not been allocated to our operating segments, increased by 3.5% for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase is primarily due to a non-recurring reduction of general and administrative expenses that occurred during the year ended December 31, 2019.

Transaction Costs:  Transaction costs were $0 for the year ended December 31, 2020, a decrease of $574,000 compared to $574,000 for the year ended December 31, 2019, which were incurred as a result of the 2019 Program to Unlock Embedded Value in Our Portfolio and Improve Trading Liquidity of Our Common Stock.
Depreciation and Amortization Expense:  Depreciation and amortization expense decreased by 21.8% for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease is primarily due to the 2019 Asset Sales.
Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt was $281,000 for the year ended December 31, 2020 compared to $30.0 million for the year ended December 31, 2019. The loss on early extinguishment of debt of $281,000 for the year ended December 31, 2020 was related to the write off of a portion of the deferred financing costs for the 2018 Credit Facility (as defined below) as a result of the reduction in total borrowing capacity in connection with the 2018 Credit Agreement Modification. In March 2019, we legally defeased mortgage loans with an aggregate outstanding principal balance of $205.5 million in connection with the sale of three office properties and a parking garage in Oakland, California, we prepaid a $46.0 million mortgage loan in connection with the sale of an office property in Washington, D.C., and a $28.2 million mortgage loan was assumed by the buyer of an office property in San Francisco, California. In May 2019, one mortgage loan, with an outstanding principal balance of $39.5 million at such time, was legally defeased in connection with the sale of the related property. The loss on early extinguishment of debt for the year ended December 31, 2019 consists of the costs associated with the aforementioned legal defeasances, repayment, and assumption of mortgage loans, the write-off of unamortized deferred loan costs, and, with regards to the legal defeasances, the difference between the purchase price of the U.S. government securities and the outstanding principal balance of the mortgage loans that were legally defeased.
Impairment of Real Estate:  Impairment of real estate was $0 for the year ended December 31, 2020 and $69.0 million for the year ended December 31, 2019. In connection with our negotiation of an agreement with an unrelated third-party for the sale of 100% fee-simple interests in two office properties and one development site in Washington, D.C., we determined that the book values of such properties exceeded their estimated fair values and recognized impairment charges totaling $69.0 million for the year ended December 31, 2019. Our determination of the fair value of such properties was based on the sales price negotiated with the third-party buyer.
Gain on sale of real estate: Gain on sale of real estate was $0 for the year ended December 31, 2020 and $433.1 million for the year ended December 31, 2019. We recognized a gain on sale of real estate of $289.8 million in connection with the sale of three office properties and a parking garage in Oakland, California, $45.7 million in connection with the sale of an office property in Washington, D.C., and $42.1 million in connection with the sale of an office property in San Francisco, California, all of which were consummated in March 2019, a gain on sale of real estate of $55.2 million in connection with the sale of an office property in Oakland, California, which was consummated in May 2019, and a gain on sale of real estate of $302,000 in connection with the sale of two office properties and one development site in Washington, D.C., which was consummated in July 2019.
Benefit (Provision) for Income Taxes: Benefit (provision) for income taxes was $722,000 for the year ended December 31, 2020 and $(882,000) for the year ended December 31, 2019. The change is primarily is due to a decrease in taxable income at our taxable REIT subsidiaries during the year ended December 31, 2020 resulting principally from the effects of COVID-19 on our hotel in Sacramento, California.
Cash Flow Analysis
Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the ADR of our hotel, the collectability of rent and recoveries from our tenants, and loan related activity, many of which were negatively impacted by the effects of COVID-19 during the year ended December 31, 2020. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities decreased by $28.2 million for the year ended December 31, 2020, as compared to the same period in 2019. The decrease was primarily due to the 2019 Asset Sales, which resulted in a $32.4 million decrease in net income adjusted for the gain on sale of real estate, depreciation and amortization expense, impairment of real estate, and loss on early extinguishment of debt. The change in cash flows from operating activities was also driven by a decrease of $14.3 million in proceeds from the sale of guaranteed loans, partially offset by an increase of $12.6 million resulting from a lower level of working capital used compared to the prior period.
Our cash flows from investing activities are primarily related to property acquisitions and sales, expenditures for development or repositioning of properties, capital expenditures and cash flows associated with loans originated at our lending segment.  Net cash used in investing activities for the year ended December 31, 2020 was $38.3 million compared to net cash provided by investing activities of $917.2 million in the corresponding period in 2019. The decrease was primarily due to

$941.0 million of cash generated from the 2019 Asset Sales during the year ended December 31, 2019 and a $15.5 million increase in loans funded.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash provided by financing activities for the year ended December 31, 2020 was $33.2 million compared to net cash used in financing activities of $1.0 billion in the corresponding period in 2019. The change was primarily due to the $613.3 million payment of special cash dividends during the year ended December 31, 2019. Additionally, we had an outflow of $268.2 million for investments in marketable securities in connection with the legal defeasance of certain mortgage loans and had increased debt repayments, net of debt proceeds, of $54.4 million, in each case during the year ended December 31, 2019.
Funds from Operations
We believe that funds from operations (“FFO”) is a widely recognized and appropriate measure of the performance of a REIT and that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO represents net income (loss) attributable to common stockholders, computed in accordance with GAAP, which reflects the deduction of redeemable preferred stock dividends accumulated, excluding gains (or losses) from sales of real estate, impairment of real estate, and real estate depreciation and amortization. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (the “NAREIT”).
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
FFO attributable to common stockholders was $(12.1) million for the year ended December 31, 2020, an increase of $1.9 million compared to $(14.0) million for the year ended December 31, 2019. The change was primarily due to a decrease of $29.7 million in loss on early extinguishment of debt primarily attributable to the 2019 Asset Sales during the year ended December 31, 2019, and a $5.8 million decrease in redeemable preferred stock redemptions primarily in connection with the Series L Tender Offer, partially offset by a decrease of $34.6 million in segment net operating income for the year ended December 31, 2020, compared to the year ended December 31, 2019 primarily as a result of the 2019 Asset Sales and the adverse effects of COVID-19.
The following table sets forth a historical reconciliation of net (loss) income attributable to common stockholders to FFO attributable to holders of our Common Stock:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Net (loss) income attributable to common stockholders (1) (2)	$(33,467)	$322,696	$(14,298)	$377,813	$34,538
Depreciation and amortization	21,406	27,374	53,228	58,364	71,968
Impairment of real estate	—	69,000	—	13,100	—
Gain on sale of depreciable assets	—	(433,104)	—	(408,098)	(39,666)
FFO attributable to common stockholders (1) (2)	$(12,061)	$(14,034)	$38,930	$41,179	$66,840

(1)During the years ended December 31, 2020, 2019, 2018, 2017 and 2016, we recognized $281,000, $30.0 million, $808,000, $8.2 million, and $417,000, respectively, of loss on early extinguishment of debt. Such losses are included in, and have the effect of reducing, net (loss) income attributable to common stockholders and FFO attributable to common stockholders, because loss on early extinguishment of debt is not an adjustment prescribed by NAREIT.
(2)During the years ended December 31, 2020 and 2019, we recognized $72,000 and $5.9 million, respectively, of redeemable preferred stock redemptions and $377,000 and $0, respectively, of redeemable preferred stock deemed dividends. The $5.9 million of redeemable preferred stock redemptions recognized in 2019 was primarily in connection with the Series L Tender Offer. Such amount is included in, and has the effect of reducing, net (loss) income attributable to common stockholders and FFO attributable to common stockholders, because redeemable preferred stock redemptions are not an adjustment prescribed by NAREIT.
Liquidity and Capital Resources
General
We currently have substantial cash on hand, and may finance our future activities through one or more of the following methods: (i) offerings of shares of Common Stock, Preferred Stock or other equity and or debt securities of the Company; (ii) credit facilities and term loans; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (iv) the sale of existing assets; and or (v) cash flows from operations.
Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, or re-leasing of space in existing properties, capital expenditures, refinancing of indebtedness, SBA 7(a) loan originations, paying distributions on our Preferred Stock or any other preferred stock we may issue, any future repurchase and or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock) and distributions on our Common Stock. Existing development and repositioning activities expected to be completed in the near‑term, despite their temporary suspension since March 2020 as a result of COVID-19, include (i) our repositioning of an existing office building at 4750 Wilshire Boulevard in Los Angeles, California, which repositioning is expected to cost approximately $14.5 million, of which $2.2 million had been paid as of December 31, 2020 and (ii) renovations of the guest rooms, food and beverage amenities, public areas, meeting rooms and other amenities at the Sheraton Grand Hotel in Sacramento, California, which renovations are expected to cost approximately $26.3 million, of which $2.2 million had been paid as of December 31, 2020.
We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of our long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. While we will seek to satisfy such needs through one or more of the methods described in the first paragraph of this section, our ability to take such actions is highly uncertain and cannot be predicted, and could be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and other risks detailed in “Item 1A—Risk Factors” of this Annual Report on Form 10-K. If we cannot obtain funding for our long-term liquidity needs, our assets may generate lower cash flows or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
Sources and Uses of Funds
Mortgages
In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392.0 million. In 2017 and 2019, in connection with the sales of certain office properties, $294.9 million in aggregate principal of five of these loans was defeased or assumed by the respective buyers in connection with the sale of the properties that were collateral for such loans.
Revolving Credit Facilities
In October 2018, CIM Commercial entered into a secured revolving credit facility with a bank syndicate that, as amended, allows CIM Commercial to borrow up to $209.5 million, subject to a borrowing base calculation (the “2018 Credit Facility”). In September 2020, the 2018 Credit Facility was amended (the “2018 Credit Facility Modification”) to mitigate the effect that COVID‑19 had on CIM Commercial’s ability to borrow under the 2018 Credit Facility during the period from September 2, 2020 through June 30, 2021 (the “Deferral Period”). The 2018 Credit Facility bears interest (i) during the Deferral Period, at (A) the base rate plus 1.05% or (B) LIBOR plus 2.05% and (ii) after the Deferral Period, at (A) the base rate plus 0.55% or (B) LIBOR plus 1.55%. As of December 31, 2020 and 2019, the variable interest rate was 2.20% and 3.29%, respectively. The 2018 Credit Facility is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The 2018 Credit Facility is secured by deeds of trust on certain of our properties. During the Deferral Period, our borrowing capacity is subject to a $15.0 million reserve, which may be reduced by certain capital expenditures made in respect of our properties securing the 2018 Credit Facility, and the requirement that we maintain a minimum balance of “liquid assets” of $15.0 million, which are defined as (1) unencumbered cash and cash equivalents and (2) up to $5.0 million unfunded availability under the 2018 Credit Facility. Other than as described in the preceding sentence, the

2018 Credit Facility contains customary covenants and is not subject to any financial covenants (though the amount we may borrow under the 2018 Credit Facility is determined by a borrowing base calculation). The 2018 Credit Facility matures in October 2022 and provides for one one-year extension option under certain conditions. As of March 11, 2021, December 31, 2020, and December 31, 2019, $170.5 million, $166.5 million and $153.0 million, respectively, was outstanding under the 2018 Credit Facility and approximately $24.0 million, $28.0 million, and $73.9 million, respectively, was available for future borrowings.
In May 2020, to further enhance its liquidity position and maintain financial flexibility, CIM Commercial entered into an unsecured revolving credit facility with a bank (the “2020 Credit Facility”) pursuant to which CIM Commercial can borrow up to a maximum of $10.0 million. Outstanding advances under the 2020 Credit Facility bear interest at the rate of 1.00%. CIM Commercial also pays a revolving credit facility fee of 1.12% with each advance under the 2020 Credit Facility, which fee is subject to a cap of $112,000 in the aggregate. The 2020 Credit Facility contains certain customary covenants, including a maximum leverage ratio and a minimum fixed charge coverage ratio, as well as certain other conditions. The 2020 Credit Facility matures in May 2022. As of both March 11, 2021 and December 31, 2020, $0 was outstanding under the 2020 Credit Facility and $10.0 million was available for future borrowings.
In June 2020, we borrowed funds from the Federal Reserve through the PPPLF. Advances under the PPPLF carry an interest rate of 0.35%, are made on a dollar-for-dollar basis based on the amount of loans originated under the Paycheck Protection Program and are secured by loans made by us under the Paycheck Protection Program. The PPPLF contains customary covenants but is not subject to any financial covenants. The maturity date of PPPLF borrowings is the same as the maturity date of the loans pledged to secure the extension of credit, generally two years. At maturity, both principal and accrued interest are due. The maturity date of a PPPLF borrowing will be accelerated if, among other things, we have been reimbursed by the SBA for a loan forgiveness (to the extent of the forgiveness), we have received payment from the SBA representing exercise of the loan guarantee or we have received payment from the underlying borrower (to the extent of the payment received). No new extensions of credit will be made under the PPPLF after June 30, 2021 unless the Federal Reserve Board and the United States Department of the Treasury decide to extend the PPPLF. We borrowed money under the PPPLF to finance all the loans we originated under the Paycheck Protection Program. As of March 11, 2021 and December 31, 2020, $19.8 million and $14.5 million, respectively, was outstanding under the PPPLF.
Other Financing Activity
On May 30, 2018, we completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $38.2 million of unguaranteed SBA 7(a) loan-backed notes. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of our collateralized SBA 7(a) loans, at issuance, we estimated the weighted average life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%. The outstanding balance of SBA 7(a) loan-backed notes on March 11, 2021, December 31, 2020, and December 31, 2019, was $13.9 million, $14.2 million and $22.3 million, respectively.
The Company has junior subordinated notes with a variable interest rate that resets quarterly based on the three-month LIBOR plus 3.25%, with quarterly interest‑only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at our option. The aggregate principal balance of the junior subordinated notes was $27.1 million as of December 31, 2020.
As a SBA 7(a) licensee, we are an authorized lender under the PPP and have originated $16.0 million loans under the program with $14.5 million outstanding as of December 31, 2020. During January and February 2021, we funded $8.2 million of additional PPP loans. As of March 11, 2021, we had $19.8 million outstanding in PPP loans. We expect a significant portion of these loans will be forgiven and repaid, either in part or in full, by the SBA, including both principal and accrued interest.
Securities Offerings
We conducted a continuous public offering of Series A Preferred Units from October 2016 through January 2020, where each Series A Preferred Unit consisted of one share of Series A Preferred Stock and one Series A Preferred Warrant. During the tenure of the offering, we issued 4,603,287 Series A Preferred Units and received net proceeds of $105.2 million after commissions, fees and allocated costs.
The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. At the time of issuance, the exercise price of each Series A Preferred Warrant was equal to a 15.0% premium to the per share estimated NAV of our Common Stock most recently published and designated as the Applicable NAV by us at the time of issuance. However, in accordance with the terms of the Series A Preferred Warrants, the exercise price of each Series A Preferred Warrant issued prior to the Reverse Stock Split was automatically adjusted to reflect the effect of the Reverse Stock Split and, in the discretion of our Board of Directors, the exercise price and the number of shares issuable upon exercise of each Series A Preferred Warrant issued prior to the Special Dividend was adjusted to reflect the effect of the Special Dividend. As of December 31, 2020, there were 4,603,287 Series A Preferred Warrants to purchase 1,194,159 shares of Common Stock outstanding.
Since February 2020, we have conducted a continuous public offering of up to approximately $785.0 million of our Series A Preferred Stock and Series D Preferred Stock. We intend to use the net proceeds from the offering for general corporate purposes, acquisitions of shares of our Common Stock and Preferred Stock, whether through one or more tender offers, share repurchases or otherwise, and acquisitions consistent with our acquisition and asset management strategies. As of December 31, 2020, we had issued 6,290,900 shares of Series A Preferred Stock and 19,145 shares of Series D Preferred Stock and received aggregate net proceeds of $143.5 million after commissions, fees and allocated costs.
On March 16, 2020, we established an “at the market” (“ATM”) program through which we may, from time to time in our discretion, offer and sell shares of Common Stock having an aggregate offering price of up to $25.0 million through an investment banking firm acting as the sales agent. Sales of Common Stock under the ATM program may be made directly on or through Nasdaq, among other methods. We intend to use the net proceeds from shares sold under the ATM program, if any, for general corporate purposes, acquisitions of shares of our Preferred Stock, whether through one or more tender offers, share repurchases or otherwise, and acquisitions consistent with our acquisition and asset management strategies. As of March 11, 2021, no sales of Common Stock have been made under the ATM program.
Dividends on and Redemptions of Preferred Stock
Holders of Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share at an annual rate of 5.50% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter), 5.65% of the Series D Preferred Stock Stated Value (i.e., the equivalent of $0.35313 per share per quarter), and 5.50% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year), respectively. However, if we fail to timely declare distributions or fail to timely pay any distribution on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.00% per year, up to a maximum annual rate of 8.50% of the Series L Preferred Stock Stated Value. Dividends on each share of Preferred Stock begin accruing on, and are cumulative from, the date of issuance. Prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, we must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by our Board of Directors at the end of the prior fiscal year. On December 22, 2020, we announced an Initial Dividend on shares of our Common Stock for fiscal year 2021 in the aggregate amount of $4,448,223.
From the date of issuance until the fifth anniversary of the date of issuance, holders of Series A Preferred Stock and Series D Preferred Stock may require us to redeem such shares at a discount to the Series A Preferred Stated Value and Series D Preferred Stated Value, respectively. From and after the fifth anniversary of the date of original issuance of any share of our Preferred Stock, we generally (subject to certain conditions) have the right (but not the obligation) to redeem, and the holder of such share may require us to redeem, such share at a redemption price equal to 100% of the stated value of such share, plus any accrued but unpaid dividends in respect of such share as of the effective date of the redemption. The redemption price in respect of any share of Preferred Stock, whether redeemed at our option or at the option of a holder, may be paid in cash or in shares of Common Stock in our sole discretion. During the year ended December 31, 2020, we redeemed 107,014 shares of Series A Preferred Stock and no shares of Series D Preferred Stock and Series L Preferred Stock.

Summary of Material Contractual Obligations
The following summarizes our material contractual obligations as of December 31, 2020:

	Payments Due by Period
	Total	2021	2022 - 2023	2024 - 2025	Thereafter
	(in thousands)
Debt:
Mortgages payable	$97,100	$—	$—	$—	$97,100
2018 revolving credit facility	166,500	—	166,500	—	—
Secured borrowings (1)	8,457	583	896	951	6,027
Other (1) (2)	55,784	1,692	16,233	1,720	36,139
Interest and fees:
Debt (3)	46,691	9,354	14,174	10,820	12,343
Other contractual obligations:
Borrower advances	3,963	3,963	—	—	—
Loan commitments	34,067	34,067	—	—	—
Tenant improvements	7,638	5,369	2,269	—	—
Total material contractual obligations	$420,200	$55,028	$200,072	$13,491	$151,609

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
(3)Excludes premiums and discounts. For the mortgage payable, borrowed funds from the Federal Reserve through the PPPLF and junior subordinated notes, the interest expense is calculated based on the effective interest rate on the related debt as of December 31, 2020. For the 2018 Credit Facility, we use the balance outstanding and the applicable rates in effect as of December 31, 2020 to calculate interest expense and the unused commitment fees. For our secured borrowings related to our government guaranteed loans, we use the variable rate in effect as of December 31, 2020.
Off Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements.
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
Recoverability of Investments in Real Estate
As described in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K, investments in real estate are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and its eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. Assets held for sale are reported at the lower of the asset’s carrying amount or fair value, less cost to sell.
Our process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. For our hotel property, additional inputs considered include RevPAR, and ADR. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both.
Loan Loss Reserves
As described in Note 2 and Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K, as of December 31, 2020 and 2019, we had loans receivable of $83.1 million and $68.1 million, respectively, and loan loss reserves of $885,000 and $598,000, respectively. On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves significant judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers’ business models and future operations in accordance with ASC 450-20, Contingencies-Loss Contingencies, and ASC 310-10, Receivables. For the years ended December 31, 2020, 2019 and 2018, we recorded a net recovery of $16,000, and net impairment losses of $66,000 and $147,000, respectively, on our loans receivable. There were no material loans receivable subject to credit risk which were considered to be impaired as of December 31, 2020 or 2019. We also establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, we establish the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions.
The evaluation of the collectability of our loans receivable is highly subjective and is based in part on factors that could differ materially from actual results in future periods. If these factors change, we may recognize an impairment loss, which could be material.
FINRA Estimated Per Share Value
We have prepared an estimate of the per share value of each of our Series A Preferred Stock and Series D Preferred Stock as of December 31, 2020 in order to assist broker-dealers that are participating in our public offering of Series A Preferred Stock and Series D Preferred Stock in meeting their obligations under applicable FINRA rules. This estimate utilizes the fair values of our investments in real estate and certain lending assets as well as the carrying amounts of our other assets and liabilities, in each case as of December 31, 2020 (the “Calculated Assets and Liabilities”). Specifically, we divided (i) the fair values of our investments in real estate and certain lending assets and the carrying amounts of our other assets less the carrying amounts of our liabilities, in each case as of December 31, 2020, by (ii) the number of shares of Series A Preferred Stock and Series D Preferred Stock outstanding as of that date. The fair values of our investments in real estate and certain lending assets were determined with material assistance from third-party appraisal firms engaged to value our investments in real estate and certain lending assets, in each case in accordance with standards set forth by the American Institute of Certified Public Accountants. We believe our methodology of determining the Calculated Assets and Liabilities conforms to standard industry practices and is reasonably designed to ensure it is reliable.
The terms of the Series A Preferred Stock and Series D Preferred Stock expressly provide that the amount that a holder of Series A Preferred Stock or Series D Preferred Stock, as the case may be, would be entitled to receive upon the redemption of the Series A Preferred Stock or Series D Preferred Stock, as the case may be, or our liquidation would be equal to the Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, as the case may be, plus, in each case, all accumulated, accrued and unpaid dividends thereon (the “Maximum Value”), subject to any applicable redemption fee in the case of a redemption by such holder. As a result, in no event would a holder of Series A Preferred Stock or Series D Preferred Stock, as the case may be, be entitled to receive an amount greater than the Maximum Value upon the redemption of such shares or our liquidation. Accordingly, although the estimated value of the Series A Preferred Stock and Series D Preferred Stock, calculated based on the Calculated Assets and Liabilities as described above, exceeded the Maximum Value, we determined that the estimated value of each of the Series A Preferred Stock and Series D Preferred Stock, as of December 31, 2020, was equal to $25.00 per share, plus accrued and unpaid dividends.
Dividends
As of December 31, 2020, there were 6,492,632 and 6,385,618 shares of Series A Preferred Stock issued and outstanding, respectively, 19,145 shares of Series D Preferred Stock issued and outstanding, 8,080,740 and 5,387,160 shares of Series L Preferred Stock issued and outstanding, respectively, and 14,827,410 shares of Common Stock issued and outstanding.
Holders of Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends as follows:

Annual Rate of Dividend (as a % of stated value)
Series A Preferred Stock	5.50%
Series D Preferred Stock	5.65%
Series L Preferred Stock (1)	5.50%

(1)If we fail to timely declare distributions or fail to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.0% per year, up to a maximum rate of 8.5% per annum.
Dividends on each share of Preferred Stock begin accruing on, and are cumulative from, the date of issuance. Prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, we must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by our Board of Directors at the end of the prior fiscal year. On December 22, 2020, we announced an Initial Dividend on shares of our Common Stock for fiscal year 2021 in the aggregate amount of $4,448,223.
We expect to timely pay dividends on the Preferred Stock in arrears on a monthly basis, unless our results of operations, our general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. The timing and amount of dividends declared and paid on our Preferred Stock will be determined by our Board of Directors, in its sole discretion, and may vary from time to time.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The fair value of our mortgage payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgage payable, using a rate of 3.38% and 3.67% as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, our mortgage payable both had a book value of $97.1 million, and a fair value of $100.8 million and $99.8 million, respectively.
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. As of December 31, 2020 and 2019 (excluding premiums, discounts, and deferred loan costs), $111.6 million (or 34.0%) and $97.1 million (or 31.2%) of our debt, respectively, was fixed rate mortgage loans, and $216.3 million (or 66.0%) and $214.5 million (or 68.8%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding as of December 31, 2020 and 2019, a 12.5 basis point change in LIBOR would result in an annual impact to our earnings of approximately $270,000 and $268,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt.

Item 8. Financial Statements and Supplementary Data
The information required by this Item is incorporated herein by reference to the Financial Statements and Auditors’ Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by us in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on their assessment, management determined that as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of CIM Commercial Trust Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CIM Commercial Trust Corporation (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 16, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP

Los Angeles, CA
March 16, 2021

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item regarding our directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2021 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to the registrant’s Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under “Item 1––Business—Available Information.”

Item 11. Executive Compensation
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2021 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2021 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under our equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5—Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2021 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2021 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

10.5
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

10.7
Investment Management Agreement, dated as of December 10, 2015, between CIM Urban Partners, L.P. and CIM Investment Advisors, LLC (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 15, 2016).

10.8
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

10.9
Second Amended and Restated Dealer Manager Agreement, dated as of January 28, 2020, by and among CIM Commercial Trust Corporation, CIM Service Provider, LLC and CCO Capital, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2020).

10.10
Amendment No. 1, dated as of April 9, 2020, to Second Amended and Restated Dealer Manager Agreement, dated as of January 28, 2020, by and among CIM Commercial Trust Corporation, CIM Service Provider, LLC and CCO Capital, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8 K filed with the SEC on April 9, 2020).

10.11
Second Amended and Restated Agreement of Limited Partnership of CIM Urban Partners, L.P., dated as of December 22, 2005, by and among CIM Urban Partners GP, Inc. and CIM Urban REIT, LLC (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 16, 2015).

10.12
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

10.13
Modification Agreement, dated as of September 2, 2020, among certain subsidiary borrowers of CIM Commercial Trust Corporation, each Lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on September 3, 2020).

10.14
Lease Agreement, dated as of June 29, 2009, by and among CIM/Oakland 1 Kaiser Plaza, LP and Kaiser Foundation Health Plan, Inc, as amended by the First Amendment to Lease, dated as of June 15, 2012, as further amended by the Second Amendment to Lease, dated as of December 16, 2013, as further amended by the Third Amendment to Lease, dated as of July 8, 2015, and as further amended by the Fourth Amendment to Lease, dated as of November 18, 2015 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2020).

10.15
Equity Distribution Agreement, dated as of March 16, 2020, by and among CIM Commercial Trust Corporation, CIM Capital, LLC, CIM Service Provider, LLC and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on March 16, 2020).

16.1	Letter from BDO USA, LLP dated November 9, 2020 (incorporated by reference to Exhibit 16.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 9, 2020).
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Deloitte & Touche, LLP.
*23.2	Consent of BDO USA, LLP.
*24.1	Powers of Attorney (included on signature page).
*31.1	Section 302 Officer Certification-Chief Executive Officer.
*31.2	Section 302 Officer Certification-Chief Financial Officer.
*32.1	Section 906 Officer Certification-Chief Executive Officer.
*32.2	Section 906 Officer Certification-Chief Financial Officer.

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

CIM Commercial Trust Corporation

Dated:	March 16, 2021	By:	/s/ DAVID THOMPSON
David Thompson
Chief Executive Officer

Dated:	March 16, 2021	By:	/s/ NATHAN D. DEBACKER
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

Signature	Title	Date

/s/ David Thompson	Chief Executive Officer (Principal Executive	March 16, 2021
David Thompson	Officer)

/s/ Nathan D. DeBacker	Chief Financial Officer (Principal Financial	March 16, 2021
Nathan D. DeBacker	Officer and Principal Accounting Officer)

/s/ Douglas Bech	Director	March 16, 2021
Douglas Bech

/s/ Marcie L. Edwards	Director	March 16, 2021
Marcie L. Edwards

/s/ Kelly Eppich	Director	March 16, 2021
Kelly Eppich

/s/ Frank Golay	Director	March 16, 2021
Frank Golay

/s/ Shaul Kuba	Director	March 16, 2021
Shaul Kuba

/s/ Richard Ressler	Director	March 16, 2021
Richard Ressler

/s/ Avraham Shemesh	Director	March 16, 2021
Avraham Shemesh

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of CIM Commercial Trust Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CIM Commercial Trust Corporation (the "Company") as of December 31, 2020 , the related consolidated statements of operations and comprehensive (loss) income, equity and cash flows for the year ended December 31, 2020, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Audit Committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Investments in Real Estate – Evaluation of Impairment Indicators and Undiscounted Cash Flows – Refer to Note 2 to the consolidated financial statements
Critical Audit Matter Description
The Company’s evaluation of investments in real estate for impairment involves an initial assessment of each real estate asset to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of each investment in real estate is no longer recoverable. Possible indications of impairment may include changes in real estate market conditions, property performance, occupancy, RevPAR, ADR and additional property valuation assumptions including discount and terminal capitalization rates. When events or changes in circumstances exist, the Company evaluates its investment in real estate for impairment by comparing undiscounted future cash flows expected to be generated over the life of each asset to the respective carrying amount. If the carrying amount of an asset exceeds the undiscounted future cash flows, an analysis is performed to determine the fair value of the asset.
The Company makes significant assumptions to evaluate investments in real estate for possible indications of impairment. Changes in these assumptions could have a significant impact on the investment in real estate identified for further analysis. For those investments in real estate where indications of impairment have been identified, the Company makes significant estimates and assumptions to determine whether the undiscounted future cash flows expected to be generated over the life of the asset exceed the carrying amount of the investment in real estate. Management concluded that the carrying value of the assets were recoverable and therefore were not subjected to a discounted cash flow analysis. Estimates and assumptions used for the undiscounted future cash flows of the office property include rental rates, lease-up period, growth rates, hold period, and terminal capitalization rates. Estimates and assumptions used for the undiscounted future cash flows of the hotel property include occupancy, RevPAR, ADR, growth rates, hold period and terminal capitalization rates.
We identified the determination of impairment indicators for investments in real estate and certain assumptions used for the undiscounted future cash flows of the properties as a critical audit matter because of (1) the significant assumptions management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of investments in real estate assets may not be recoverable and (2) for those investments in real estate where indications of impairment have been identified, the significant estimates and assumptions management makes to evaluate whether the undiscounted future cash flows expected to be generated over the life of the asset exceed the carrying amount of the property, including those related to rental rates, lease-up period, growth rates, hold period, occupancy, RevPAR, ADR, and terminal capitalization rates. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate (1) whether management appropriately identified impairment indicators and (2) the reasonableness of management’s assumptions related to rental rates, lease-up period, growth rates, hold period, occupancy, RevPAR, ADR, and terminal capitalization rates for the undiscounted future cash flows analysis.
How the Critical Audit Matter Was Addressed in the Audit
•We tested the effectiveness of controls over (1) management’s identification of possible circumstances that may indicate that the carrying amounts of investments in real estate are no longer recoverable and (2) the undiscounted cash flows, including review of the underlying inputs.
•We evaluated the accuracy and relevance of factors utilized in the Company’s qualitative assessment for a sample of properties.
•We performed corroborating inquiries with management, including property accounting, leasing and portfolio oversight to determine whether factors were identified in the current period that may be an impairment indicator or whether factors were identified in the current period that may result in a change to assumptions used in the undiscounted cash flow models.
•We evaluated whether the assumptions used in the Company’s undiscounted model relating to rental rates, lease-up period, growth rates, hold period, occupancy, RevPAR, ADR, and terminal capitalization rates were consistent with evidence obtained in other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the undiscounted cash flow analysis, including the hotel asset estimates of occupancy, RevPAR, ADR, and terminal capitalization rates by (1) evaluating the source of information and assumptions used by management and (2) testing the mathematical accuracy of the undiscounted cash flow analysis.
•We evaluated the reasonableness of management’s undiscounted cash flow analysis by comparing management’s projections to the Company’s historical results and external market sources.
/s/ Deloitte & Touche LLP
Los Angeles, CA
March 16, 2021

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
CIM Commercial Trust Corporation
Dallas, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of CIM Commercial Trust Corporation and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ BDO USA, LLP

We served as the Company’s auditor from 2014 to 2020.

Los Angeles, California
March 16, 2021

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2020	2019
ASSETS
Investments in real estate, net	$506,040	$508,707
Cash and cash equivalents	33,636	23,801
Restricted cash	10,013	12,146
Loans receivable, net	83,135	68,079
Accounts receivable, net	1,737	3,520
Deferred rent receivable and charges, net	35,956	34,857
Other intangible assets, net	6,313	7,260
Loan servicing asset, net and other assets	8,787	9,222
TOTAL ASSETS	$685,617	$667,592
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$324,313	$307,421
Accounts payable and accrued expenses	20,327	24,309
Intangible liabilities, net	587	1,282
Due to related parties	6,706	9,431
Other liabilities	9,733	10,113
Total liabilities	361,666	352,556
COMMITMENTS AND CONTINGENCIES (Note 14)
REDEEMABLE PREFERRED STOCK: Series A cumulative redeemable preferred stock, $0.001 par value; 36,000,000 shares authorized; 2,008,256 and 2,007,856 shares issued and outstanding, respectively, as of December 31, 2020 and 1,630,821 and 1,630,421 shares issued and outstanding, respectively, as of December 31, 2019; liquidation preference of $25.00 per share, subject to adjustment	45,837	36,841
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 36,000,000 shares authorized; 4,484,376 and 4,377,762 shares issued and outstanding, respectively, as of December 31, 2020 and 2,853,555 and 2,837,094 shares issued and outstanding, respectively, as of December 31, 2019; liquidation preference of $25.00 per share, subject to adjustment	108,729	70,633
Series D cumulative redeemable preferred stock, $0.001 par value; 32,000,000 shares authorized; 19,145 shares issued and outstanding as of December 31, 2020 and no shares issued and outstanding as of December 31, 2019; liquidation preference of $25.00 per share, subject to adjustment	473	—
Series L cumulative redeemable preferred stock, $0.001 par value; 9,000,000 shares authorized; 8,080,740 and 5,387,160 shares issued and outstanding, respectively, as of December 31, 2020 and 8,080,740 and 5,387,160 shares issued and outstanding as of December 31, 2019; liquidation preference of $28.37 per share, subject to adjustment	152,834	152,834
Common stock, $0.001 par value; 900,000,000 shares authorized; 14,827,410 and 14,602,149 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	15	15
Additional paid-in capital	794,127	794,825
Distributions in excess of earnings	(778,519)	(740,617)
Total stockholders’ equity	277,659	277,690
Noncontrolling interests	455	505
Total equity	278,114	278,195
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$685,617	$667,592
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
REVENUES:
Rental and other property income	$54,823	$88,331	$147,095
Hotel income	11,882	35,633	35,672
Interest and other income	10,503	16,025	14,703
Total Revenues	77,208	139,989	197,470
EXPENSES:
Rental and other property operating	37,544	62,928	79,917
Asset management and other fees to related parties	9,793	13,121	18,959
Expense reimbursements to related parties—corporate	2,243	2,800	3,047
Expense reimbursements to related parties—lending segment	3,491	2,382	2,445
Interest	11,415	12,175	26,894
General and administrative	6,772	6,354	9,167
Transaction costs	—	574	938
Depreciation and amortization	21,406	27,374	53,228
Loss on early extinguishment of debt (Note 6)	281	29,982	808
Impairment of real estate (Note 3)	—	69,000	—
	92,945	226,690	195,403
Gain on sale of real estate (Note 3)	—	433,104	—
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(15,737)	346,403	2,067
(Benefit) provision for income taxes	(722)	882	925
NET (LOSS) INCOME	(15,015)	345,521	1,142
Net (income) loss attributable to noncontrolling interests	(1)	152	(21)
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	(15,016)	345,673	1,121
Redeemable preferred stock dividends declared or accumulated (Note 9)	(18,002)	(17,095)	(15,423)
Redeemable preferred stock deemed dividends (Note 9)	(377)	—	—
Redeemable preferred stock redemptions (Note 9)	(72)	(5,882)	4
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(33,467)	$322,696	$(14,298)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE: (1)
Basic	$(2.27)	$22.11	$(0.98)
Diluted	$(2.27)	$19.74	$(0.98)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: (1)
Basic	14,748	14,598	14,597
Diluted	14,748	16,493	14,597

(1)All share and per share amounts have been adjusted to give retroactive effect to the one-for-three reverse stock split of our common stock effected on September 3, 2019.
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Year Ended December 31,
	2020	2019	2018
NET (LOSS) INCOME	$(15,015)	$345,521	$1,142
Other comprehensive (loss) income: cash flow hedges	—	(1,806)	175
COMPREHENSIVE (LOSS) INCOME	(15,015)	343,715	1,317
Comprehensive (income) loss attributable to noncontrolling interests	(1)	152	(21)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(15,016)	$343,867	$1,296

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts)

	Years Ended December 31, 2020, 2019 and 2018
	Common Stock (1)		Preferred Stock			Accumulated
					Additional	Other	Distributions	Total	Non-
		Par		Par	Paid - in	Comprehensive	in Excess	Stockholders’	controlling	Total
	Shares	Value	Shares	Value	Capital	Income	of Earnings	Equity	Interests	Equity
Balances, December 31, 2017	14,594,979	$44	8,141,332	$230,759	$792,631	$1,631	$(399,250)	$625,815	$890	$626,705
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(74)	(74)
Stock-based compensation expense	3,378	—	—	—	162	—	—	162	—	162
Common dividends ($1.500 per share) (1)	—	—	—	—	—	—	(21,895)	(21,895)	—	(21,895)
Issuance of Series A Preferred Warrants	—	—	—	—	73	—	—	73	—	73
Dividends to holders of Series A Preferred Stock ($1.375 per share)	—	—	—	—	—	—	(2,814)	(2,814)	—	(2,814)
Dividends to holders of Series L Preferred Stock ($1.738 per share)	—	—	—	—	—	—	(14,045)	(14,045)	—	(14,045)
Reclassification of Series A Preferred Stock to permanent equity	—	—	1,223,032	30,403	(2,516)	—	—	27,887	—	27,887
Redemption of Series A Preferred Stock	—	—	(1,820)	(45)	4	—	—	(41)	—	(41)
Other comprehensive income	—	—	—	—	—	175	—	175	—	175
Net income	—	—	—	—	—	—	1,121	1,121	21	1,142
Balances, December 31, 2018	14,598,357	$44	9,362,544	$261,117	$790,354	$1,806	$(436,883)	$616,438	$837	$617,275

(1)All share and per share amounts have been adjusted to give retroactive effect to the one-for-three reverse stock split of our common stock effected on September 3, 2019.
(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Continued)
(In thousands, except share and per share amounts)

	Years Ended December 31, 2020, 2019 and 2018
	Common Stock (1)		Preferred Stock			Accumulated
					Additional	Other	Distributions	Total	Non-
		Par		Par	Paid - in	Comprehensive	in Excess	Stockholders’	controlling	Total
	Shares	Value	Shares	Value	Capital	Income (Loss)	of Earnings	Equity	Interests	Equity
Balances, December 31, 2018	14,598,357	$44	9,362,544	$261,117	$790,354	$1,806	$(436,883)	$616,438	$837	$617,275
Contributions to noncontrolling interests	—	—	—	—	—	—	—	—	455	455
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(522)	(522)
Extinguishment of noncontrolling interests	—	—	—	—	—	—	—	—	(113)	(113)
Stock-based compensation expense	3,880	—	—	—	194	—	—	194	—	194
Retirement of fractional shares	(88)	—	—	—	(1)	—	—	(1)	—	(1)
Change in par value	—	(29)	—	—	29	—	—	—	—	—
Special cash dividends ($42.000 per share) (Note 10)	—	—	—	—	—	—	(613,294)	(613,294)	—	(613,294)
Common dividends ($0.900 per share) (1)	—	—	—	—	—	—	(13,140)	(13,140)	—	(13,140)
Issuance of Series A Preferred Warrants	—	—	—	—	382	—	—	382	—	382
Dividends to holders of Series A Preferred Stock ($1.375 per share)	—	—	—	—	—	—	(4,945)	(4,945)	—	(4,945)
Dividends to holders of Series L Preferred Stock ($1.560 per share)	—	—	—	—	—	—	(12,150)	(12,150)	—	(12,150)
Repurchase of Series L Preferred Stock	—	—	(2,693,580)	(76,417)	7,135	—	(5,873)	(75,155)	—	(75,155)
Reclassification of Series A Preferred Stock to permanent equity	—	—	1,561,746	38,927	(3,278)	—	—	35,649	—	35,649
Redemption of Series A Preferred Stock	—	—	(6,456)	(160)	10	—	(5)	(155)	—	(155)
Other comprehensive (loss) income	—	—	—	—	—	(1,806)	—	(1,806)	—	(1,806)
Net income (loss)	—	—	—	—	—	—	345,673	345,673	(152)	345,521
Balances, December 31, 2019	14,602,149	$15	8,224,254	$223,467	$794,825	$—	$(740,617)	$277,690	$505	$278,195

(1)All share and per share amounts have been adjusted to give retroactive effect to the one-for-three reverse stock split of our common stock effected on September 3, 2019.
(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Continued)
(In thousands, except share and per share amounts)

	Years Ended December 31, 2020, 2019 and 2018
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2019	14,602,149	$15	8,224,254	$223,467	$794,825	$(740,617)	$277,690	$505	$278,195
Contributions to noncontrolling interests	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(51)	(51)
Stock-based compensation expense	21,912	—	—	—	222	—	222	—	222
Issuance of shares of Common Stock in exchange for asset management fees	203,349	—	—	—	2,359	—	2,359	—	2,359
Issuance of Series A Preferred Warrants	—	—	—	—	28	—	28	—	28
Common dividends ($0.300 per share)	—	—	—	—	—	(4,431)	(4,431)	—	(4,431)
Dividends to holders of Series A Preferred Stock ($1.719 per share)	—	—	—	—	—	(9,579)	(9,579)	—	(9,579)
Issuance of Series D Preferred Stock	—	—	19,145	473	(17)	—	456	—	456
Dividends to holders of Series D Preferred Stock ($1.648 per share)	—	—	—	—	—	(21)	(21)	—	(21)
Dividends to holders of Series L Preferred Stock ($1.560 per share)	—	—	—	—	—	(8,406)	(8,406)	—	(8,406)
Reclassification of Series A Preferred Stock to permanent equity	—	—	1,570,421	38,837	(3,354)	—	35,483	—	35,483
Redeemable Preferred Stock deemed dividends	—	—	—	—	—	(377)	(377)	—	(377)
Redemption of Series A Preferred Stock	—	—	(29,753)	(741)	64	(72)	(749)	—	(749)
Net (loss) income	—	—	—	—	—	(15,016)	(15,016)	1	(15,015)
Balances, December 31, 2020	14,827,410	$15	9,784,067	$262,036	$794,127	$(778,519)	$277,659	$455	$278,114

(1)All share and per share amounts have been adjusted to give retroactive effect to the one-for-three reverse stock split of our common stock effected on September 3, 2019.
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,015)	$345,521	$1,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	21,085	26,608	52,230
Reclassification from AOCI to interest expense	—	(1,806)	(1,552)
Reclassification from other assets to interest expense for swap termination	—	1,421	—
Change in fair value of swaps	—	209	1,728
Gain on sale of real estate	—	(433,104)	—
Impairment of real estate	—	69,000	—
Loss on early extinguishment of debt	281	29,982	808
Amortization of deferred loan costs	1,192	1,133	896
Amortization of premiums and discounts on debt	(84)	(227)	(444)
Unrealized premium adjustment	1,281	1,697	2,522
Amortization of deferred costs and accretion of fees on loans receivable, net	(410)	(501)	(41)
Write-offs of uncollectible receivables	2,622	40	494
Deferred income taxes	(995)	(81)	(3)
Stock-based compensation	222	194	162
Loans funded, held for sale to secondary market	(28,131)	(29,694)	(55,655)
Proceeds from sale of guaranteed loans	25,722	40,033	54,142
Principal collected on loans subject to secured borrowings	3,695	3,613	5,698
Other operating activity	(935)	(822)	(1,587)
Changes in operating assets and liabilities:
Accounts receivable	(419)	3,197	6,692
Other assets	1,233	1,019	(4,077)
Accounts payable and accrued expenses	(1,080)	(6,326)	(365)
Deferred leasing costs	(1,838)	(1,695)	(5,773)
Other liabilities	(274)	(6,825)	2,221
Due to related parties	4,675	(1,601)	2,218
Net cash provided by operating activities	12,827	40,985	61,456
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(14,731)	(24,600)	(12,055)
Acquisition of real estate	(6,131)	—	(112,048)
Proceeds from sale of real estate, net	—	941,032	—
Loans funded	(25,393)	(9,898)	(18,579)
Principal collected on loans	7,884	10,273	10,770
Other investing activity	51	386	178
Net cash (used in) provided by investing activities	(38,320)	917,193	(131,734)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of unsecured revolving lines of credit, revolving credit facilities, mortgages payable, term notes and principal on SBA 7(a) loan-backed notes	(57,584)	(192,987)	(186,231)
Proceeds from unsecured revolving lines of credit, revolving credit facilities and term notes	77,516	158,500	180,000
Investments in marketable securities in connection with the legal defeasance of mortgages payable	—	(268,194)	—
Prepayment penalties and other payments for early extinguishment of debt	—	(5,660)	—
Payment of principal on secured borrowings	(3,695)	(3,613)	(5,698)
Proceeds from secured borrowings	—	—	772

(Continued)
CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Payment of deferred preferred stock offering costs	(943)	(1,320)	(1,136)
Payment of deferred costs	(983)	(423)	(4,469)
Payment of common dividends	(4,431)	(13,141)	(21,895)
Payment of special cash dividends	—	(613,294)	(1,575)
Net proceeds from issuance of Series A Preferred Warrants	28	385	73
Net proceeds from issuance of Preferred Stock	41,958	37,197	35,984
Repurchase of Preferred Stock	—	(75,155)	—
Payment of preferred stock dividends	(16,536)	(22,157)	(2,173)
Redemption of Preferred Stock	(2,084)	(228)	(113)
Noncontrolling interests’ distributions	(51)	(522)	(74)
Noncontrolling interests’ contributions	—	455	—
Net cash provided by (used in) financing activities	33,195	(1,000,157)	(6,535)
Change in cash balances included in assets held for sale	—	755	(755)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	7,702	(41,224)	(77,568)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	35,947	77,171	154,739
End of period	$43,649	$35,947	$77,171
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$33,636	$23,801	$54,659
Restricted cash	10,013	12,146	22,512
Total cash and cash equivalents and restricted cash	$43,649	$35,947	$77,171
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$10,315	$13,674	$27,473
Federal income taxes paid	$273	$1,000	$622
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures, tenant improvements and real estate developments	$267	$5,663	$11,875
Net increase in fair value of derivatives applied to other comprehensive income	$—	$—	$1,727
Accrued deferred costs	$125	$35	$206
Accrued preferred stock offering costs	$675	$264	$172
Accrual of dividends payable to preferred stockholders	$11,343	$9,873	$14,935
Preferred stock offering costs offset against redeemable preferred stock	$583	$350	$229
Reclassification of Series A Preferred Stock from temporary equity to permanent equity	$35,483	$35,649	$27,887
Reclassification of loans receivable, net to real estate owned	$174	$243	$—
Reclassification of Series A Preferred Stock from permanent equity to accounts payable and accrued expenses	$25	$20	$—
Establishment of right-of-use asset and lease liability	$—	$362	$—
Marketable securities transferred in connection with the legal defeasance of mortgages payable	$—	$268,194	$—
Mortgage notes payable legally defeased	$—	$245,000	$—
Mortgage note assumed in connection with our sale of real estate	$—	$28,200	$—
Redeemable preferred stock deemed dividends	$377	$—	$—
Accrued Redeemable Preferred Stock fees	$493	$—	$—
Equity-based payment for management fees and base service fee	$7,400	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018

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
The Company’s common stock, $0.001 par value per share (“Common Stock”), is currently traded on the Nasdaq Global Market (“Nasdaq”) under the ticker symbol “CMCT”, and on the Tel Aviv Stock Exchange (the “TASE”) under the ticker symbol “CMCT-L.” The Company’s Series L preferred stock, $0.001 par value per share (“Series L Preferred Stock”), is currently traded on Nasdaq and on the TASE, in each case under the ticker symbol “CMCTP.” We have authorized for issuance 900,000,000 shares of common stock and 100,000,000 shares of preferred stock (“Preferred Stock”).
The Company filed Articles of Amendment (the “Reverse Stock Split Amendment”) to effectuate a one-for-three reverse stock split of our Common Stock, effective on September 3, 2019 (the “Reverse Stock Split”). Pursuant to the Reverse Stock Split Amendment, every three shares of Common Stock issued and outstanding immediately prior to the effective time of the Reverse Stock Split were converted into one share of Common Stock, par value $0.003 per share. In connection with the Reverse Split Amendment, the Company filed Articles of Amendment to revert the par value of the Common Stock issued and outstanding from $0.003 per share to $0.001 per share, effective as of September 3, 2019, following the effective time of the Reverse Split Amendment. All Common Stock and per share of Common Stock amounts set forth in this Annual Report on Form 10-K have been adjusted to give retroactive effect to the Reverse Stock Split, unless otherwise stated.
The Company conducted a continuous public offering of Series A Preferred Units from October 2016 through January 2020, where each Series A Preferred Unit consisted of one share of Series A Preferred Stock, par value $0.001 per share, of the Company (collectively, the “Series A Preferred Stock”) with an initial stated value of $25.00 per share, subject to adjustment (the “Series A Preferred Stock Stated Value”), and one warrant (collectively, the “Series A Preferred Warrants”) to purchase 0.25 of a share of Common Stock depending on when such Series A Preferred Warrant was issued (Note 10). Proceeds and expenses from the sale of the Series A Preferred Units were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance.
Since February 2020, we conducted a continuous public offering of our Series A Preferred Stock and Series D preferred stock, par value $0.001 per share (the “Series D Preferred Stock”), with an initial stated value of $25.00 per share, subject to adjustment (the “Series D Preferred Stock Stated Value”). The selling price of the Series A Preferred Stock in the offering has been, and is expected to continue to be, $25.00 per share and the selling price of the Series D Preferred Stock was $25.00 per share for all sales that occurred from the beginning of the offering to and including June 28, 2020 and is expected to be, and since June 29, 2020, has been, $24.50 per share through the end of the life of the offering.
CIM Commercial has qualified and intends to continue to qualify as a REIT, as defined in the Internal Revenue Code of 1986, as amended (the “Code”).

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).
Principles of Consolidation—The consolidated financial statements include the accounts of CIM Commercial and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In determining whether the

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
Company has controlling interests in an entity and the requirement to consolidate the accounts in that entity, we analyze our investments in real estate in accordance with this accounting standard to determine whether they are variable interest entities (“VIEs”), and if so, whether we are the primary beneficiary. Our judgment with respect to our level of influence or control over an entity and whether we are the primary beneficiary of a VIE involves consideration of various factors, including the form of our ownership interest, our voting interest, the size of our investment (including loans), and our ability to participate in major policy-making decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in real estate on our consolidated financial statements. As of December 31, 2020, the Company determined that the trust formed for the benefit of the note holders (the “Trust”) for the securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable is considered a VIE. Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 810, Consolidation, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. (Note 6)
Investments in Real Estate—Investments in real estate are stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and improvements	15 - 40 years
Furniture, fixtures, and equipment	3 - 5 years
Tenant improvements	Lesser of useful life or lease term
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
Recoverability of Investments in Real Estate—Investments in real estate are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and its eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. For the Company’s hotel property, additional inputs considered include revenue per available room and average daily rate. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Assets held for sale are reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Company as held for sale, we will cease recording depreciation and amortization of the asset. We recognized impairment of long-lived assets of $0, $69.0 million and $0 during the years ended December 31, 2020, 2019 and 2018, respectively (Note 3).
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
Loans Receivable—Our loans receivable are carried at their unamortized principal balance less unamortized acquisition discounts and premiums, deferred origination fees, retained loan discounts and loan loss reserves. Acquisition discounts or premiums, origination fees and retained loan discounts are amortized as a component of interest and other income using the effective interest method over the life of the respective loans, or on a straight-line basis when it approximates the effective interest method. All loans were originated pursuant to programs sponsored by the Small Business Administration (the “SBA”). The programs consist of loans originated under the SBA 7(a) Small Business Loan Program and, commencing with the quarter ended June 30, 2020, the Paycheck Protection Program (the “PPP”).

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
Pursuant to the SBA 7(a) Small Business Loan Program, we sell the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by us is fair valued and a discount (the “Retained Loan Discount”) is recorded as a reduction in basis of the retained portion of the loan. Unamortized retained loan discounts were $7.8 million and $7.6 million as of December 31, 2020 and 2019, respectively.
At the Acquisition Date, the carrying value of our loans was adjusted to estimated fair market value and acquisition discounts were recorded, which are being accreted to interest and other income using the effective interest method. Acquisition discounts of $492,000 and $624,000 remained as of December 31, 2020 and 2019, respectively.
A loan receivable is generally classified as non-accrual (a “Non-Accrual Loan”) if (i) it is past due as to payment of principal or interest for a period of 60 days or more, (ii) any portion of the loan is classified as doubtful or is charged-off or (iii) the repayment in full of the principal and or interest is in doubt. Generally, loans are charged-off when management determines that we will be unable to collect any remaining amounts due under the loan agreement, either through liquidation of collateral or other means. Interest income, included in interest and other income, on a Non-Accrual Loan is recognized on the cost recovery basis.
Loan Loss Reserves—On a quarterly basis, and more frequently if indicators exist, we evaluate the collectability of our loans receivable. Our evaluation of collectability involves significant judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers’ business models and future operations. For the years ended December 31, 2020, 2019 and 2018, we recorded a net recovery of $16,000, and net impairment losses of $66,000 and $147,000, respectively, on our loans receivable. There were no material loans receivable subject to credit risk which were considered to be impaired as of December 31, 2020 or 2019. The Company considers a loan to be impaired when the Company does not expect to collect all of the contractual interest and principal payments as scheduled in the loan agreements. We also establish a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, we establish the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions. For the years ended December 31, 2020 and 2019, we have loan loss reserves of $885,000 and $598,000, respectively.
Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred leasing costs, deferred offering costs (Note 9) and other deferred costs. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred offering costs represent direct costs incurred in connection with our offerings of Series A Preferred Units and, after January 2020, Series A Preferred Stock and Series D Preferred Stock, excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other offering fees and expenses. Generally, for a specific issuance of securities, issuance-specific offering costs are recorded as a reduction of proceeds raised on the issuance date and offering costs incurred but not directly related to a specifically identifiable closing of a security are deferred. Deferred offering costs are first allocated to each issuance of a security on a pro-rata basis equal to the ratio of the number of units or securities issued in a given issuance to the maximum number of units or securities that are expected to be issued in the related offering. In the case of the Series A Preferred Units, which were issued prior to February 2020, the issuance-specific offering costs and the deferred offering costs allocated to such issuance are further allocated to the Series A Preferred Stock and Series A Preferred Warrants issued in such issuance based on the relative fair value of the instruments on the date of issuance. The deferred offering costs allocated to the Series A Preferred Stock and Series A Preferred Warrants are reductions to temporary equity and permanent equity, respectively.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
As of December 31, 2020 and 2019, deferred rent receivable and charges, net consist of the following:

	December 31, 2020	December 31, 2019
	(in thousands)
Deferred rent receivable	$20,470	$19,988
Deferred leasing costs, net of accumulated amortization of $7,742 and $7,438, respectively	8,950	9,443
Deferred offering costs	6,046	5,275
Other deferred costs	490	151
Deferred rent receivable and charges, net	$35,956	$34,857
Noncontrolling Interests—Noncontrolling interests represent the interests in various properties owned by third parties.
Redeemable Preferred Stock—Beginning on the date of original issuance of any given shares of Series A Preferred Stock or Series D Preferred Stock, and from and after the fifth anniversary date of the original issuance of the Series L Preferred Stock, the holder of such shares has the right to require the Company to redeem such shares, subject to certain limitations as discussed in Note 9. We record the activity related to our Series A Preferred Warrants, Series D Preferred Stock and Series L Preferred Stock in permanent equity. In the event a holder of Series A Preferred Stock requests redemption of such shares and such redemption takes place prior to the first anniversary of the date of original issuance, the Company is required to pay such redemption in cash. As a result, we record issuances of our Series A Preferred Stock in temporary equity. On the first anniversary of the date of original issuance of a particular share of Series A Preferred Stock, we reclassify such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date.
Purchase Accounting for Acquisition of Investments in Real Estate—We apply the acquisition method to all acquired real estate assets. The purchase consideration of the real estate, which includes the transaction costs incurred in connection with such acquisitions, is recorded at fair value to the acquired tangible assets, consisting primarily of land, land improvements, building and improvements, tenant improvements, and furniture, fixtures, and equipment, and identified intangible assets and liabilities, consisting of the value of acquired above-market and below-market leases, in-place leases and ground leases, if any, based in each case on their relative fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market rate loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
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
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases when collectability is probable and the tenant has taken possession or controls the physical use of the leased asset. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as an incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. Lease incentives of $4.0 million and $4.0 million are presented net of accumulated amortization of $2.4 million and $2.0 million as of December 31, 2020 and 2019, respectively.
Reimbursements from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes, insurance, and other recoverable costs, are recognized as revenue and are included in rental and other property income in the period the expenses are incurred, with the corresponding expenses included in rental and other property operating expense. Tenant reimbursements are recognized and presented on a gross basis when we are primarily responsible for fulfilling the promise to provide the specified good or service and control that specified good or service before it is transferred to the tenant. We have elected not to separate lease and non-lease components as the pattern of revenue recognition does not differ for the two components, and the non-lease component is not the primary component in our leases.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
For the years ended December 31, 2020, 2019 and 2018, we recognized rental income as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Rental and other property income
Fixed lease payments (1)	$50,245	$80,205	$136,145
Variable lease payments (2)	4,578	8,126	10,950
Rental and other property income	$54,823	$88,331	$147,095

(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above-market leases, below-market leases and lease incentives.
(2)Variable lease payments include expense reimbursements billed to tenants and percentage rent, net of bad debt expense from our operating leases.
The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants are probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available at the time of estimate. The Company does not use a general reserve approach and lease-related receivables are adjusted and taken against rental and other property income only when collectability becomes not probable. As of December 31, 2020 and 2019, the Company identified certain tenants where collection was no longer considered probable and decreased outstanding receivables of $1.9 million and $45,000, respectively.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
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
Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 17:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Hotel properties
Hotel income	$11,882	$35,633	$35,672
Rental and other property income	1,353	2,947	2,922
Interest and other income	79	168	195
Hotel revenues	$13,314	$38,748	$38,789
Tenant recoveries outside of the lease agreements
Tenant recoveries outside of the lease agreements are related to construction projects in which our tenants have agreed to fully reimburse us for all costs related to construction. These services include architectural, permit expediter and construction services. At inception of the contract with the customer, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate. While these individual services are distinct, in the context of the arrangement with the customer, all of these services are bundled together and represent a single package of construction services requested by the customer. The Company satisfies its performance obligation and recognizes revenues associated with these services over time as the construction is completed. Amounts recognized for tenant recoveries outside of the lease agreements were $0, $205,000 and $399,000 for the years ended December 31, 2020, 2019 and 2018, respectively, which amounts are included in interest and other income on the consolidated statements of operations. As of December 31, 2020, there were no remaining performance obligations associated with tenant recoveries outside of the lease agreements.
Premiums and Discounts on Debt— Premiums and discounts on debt are accreted or amortized to interest expense using the effective interest method or on a straight-line basis over the respective term of the debt, which approximates the effective interest method.
Stock-Based Compensation Plans—We have issued and continue to issue restricted shares under stock-based compensation plans described more fully in Note 8. We use fair value recognition provisions to account for all awards granted, modified or settled.
Earnings per Share (“EPS”)—Basic EPS is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding for the period. Net income attributable to common stockholders includes a deduction for dividends due to preferred stockholders. Diluted EPS is computed by dividing net income attributable to common stockholders by the weighted average number of shares of Common Stock outstanding adjusted for the dilutive effect, if any, of securities such as stock-based compensation awards, warrants, including the Series A Preferred Warrants and preferred stock, including the Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, whose redemption is payable in shares of Common Stock or cash, at the discretion of the Company. The dilutive effect of stock-based compensation awards and warrants, including the Series A Preferred Warrants, is reflected in the weighted average diluted shares calculation by application of the treasury stock method. The dilutive effect of preferred stock, including the Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, whose redemption is payable in shares of Common Stock or cash, at the discretion of the Company, is reflected in the weighted average diluted shares calculation by application of the if-converted method.
Distributions—Distributions on our Series A Preferred Stock, Series D Preferred Stock, Series L Preferred Stock and Common Stock are recorded when they are authorized by our Board of Directors and declared by the Company.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
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
Derivative Financial Instruments—As part of risk management and operational strategies, from time to time, we may enter into derivative contracts with various counterparties. All derivatives are recognized on the balance sheet at their estimated fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the derivative instrument that is designated as a hedge is recorded as other comprehensive income. The changes in fair value for derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported totals or subtotals. The reclassifications have been made to the consolidated statements of operations and the consolidated statements of cash flows for the years ended December 31, 2019 and 2018 as follows:

	Year ended December 31, 2019			Year ended December 31, 2018
	As previously reported	Reclassification	As Revised	As previously reported	Reclassification	As Revised
Consolidated Statements of Operations
Asset management and other fees to related parties	$18,303	$(5,182)	$13,121	$24,451	$(5,492)	$18,959
Expense reimbursements to related parties—corporate	$—	$2,800	$2,800	$—	$3,047	$3,047
Expense reimbursements to related parties—lending segment	$—	$2,382	$2,382	$—	$2,445	$2,445
Consolidated Statements of Cash Flows
Depreciation and amortization, net	$27,374	$(766)	$26,608	$53,228	$(998)	$52,230
Straight-line rent, below-market ground lease and amortization of intangible assets	$—	$—	$—	$(18)	$18	$—
Deferred rent and amortization of intangible assets, liabilities and lease inducements	$(2,727)	$2,727	$—	$(3,636)	$3,636	$—
Other assets	$2,980	$(1,961)	$1,019	$(1,421)	$(2,656)	$(4,077)
Payment of unsecured revolving lines of credit, revolving credit facilities, mortgages payable, term notes and principal on SBA 7(a) loan-backed notes	$(135,500)	$(57,487)	$(192,987)	$(220,000)	$33,769	$(186,231)
Payment of mortgages payable	$(46,000)	$46,000	$—	$—	$—	$—
Proceeds from SBA 7(a) loan-backed notes	$—	$—	$—	$38,200	$(38,200)	$—
Payment of principal on SBA 7(a) loan-backed notes	$(11,487)	$11,487	$—	$(4,431)	$4,431	$—
Payment of deferred costs	$(389)	$(34)	$(423)	$(235)	$(4,234)	$(4,469)
Payment of deferred loan costs	$(34)	$34	$—	$(4,234)	$4,234	$—
Payment of common dividends	$(13,140)	$(1)	$(13,141)	$(21,895)	$—	$(21,895)
Retirement of fractional shares of Common Stock	$(1)	$1	$—	$—	$—	$—
Additions to deferred loan costs included in accounts payable and accrued expenses	$—	$—	$—	$32	$(32)	$—
Accrued deferred costs	$35	$—	$35	$174	$32	$206
Preferred stock offering costs offset against redeemable preferred stock	$347	$3	$350	$229	$—	$229
Preferred stock offering costs offset against redeemable preferred stock in permanent equity	$3	$(3)	$—	$—	$—	$—
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
Segment Information—Segment information is prepared on the same basis that our management reviews information for operational decision-making purposes. Our reportable segments for the years ended December 31, 2020 and 2019 consist of two types of commercial real estate properties, namely office and hotel, as well as a segment for our lending business. The products for our office segment primarily include rental of office space and other tenant services, including tenant reimbursements, parking, and storage space rental. The products for our hotel segment include revenues generated from the operations of hotel properties and rental income generated from a garage located directly across the street from one of the hotels. The income from our lending segment includes income from the yield and other related fee income earned on our loans receivable.
Recently Issued Accounting Pronouncements—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (ASU 2016-13), which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”) in November 2018. Subsequently, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-02 to provide additional guidance on the credit losses standard. ASU 2016-13 and the related updates improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held-for-investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASU No. 2016-02, Leases (Topic 842) (“ASC 842”). For smaller reporting companies, public entities that are not SEC filers, and entities that are not public business entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2022. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018. The Company has not yet adopted ASU 2016-13 and the related updates and remains in the process of evaluating the impact of adoption of this new accounting guidance on our consolidated financial statements.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients for various agreements and contracts that utilize the London Interbank Offered Rate (“LIBOR”) as the benchmark reference rate. To be eligible for the optional expedients under this guidance, modifications of contractual terms that change, or have the potential to change, the amount or timing of contractual cash flows must be related to replacement of a reference rate. As it relates to the Company, the relevant optional expedient for contract modifications provides that entities can account for these modifications as a continuation of the existing contract without additional analysis. The ASU is effective for all business entities for interim and annual periods beginning on March 12, 2020 and provides for temporary relief through December 31, 2022. We adopted ASU No. 2020-04 beginning on January 1, 2020 and the adoption of such ASU did not have a material impact on our consolidated financial statements, and have not yet adopted the optional relief.
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
During the year ended December 31, 2020, the Company provided rental concessions to certain tenants in response to the impact of COVID-19. The Company’s rental concessions during the year ended December 31, 2020 primarily provided for a deferral of rental payments or the application of security deposits to rental payments and replenishment of such security deposits with no substantive changes to the consideration provided for in the original lease. Such changes affected the timing, but not the amount, of the rental payments. In accordance with the above, the Company is accounting for these deferrals as if no changes were made to the leases. The Q&A had no material impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2020; however, its future impact on the Company is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such concessions.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
3. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following:

	December 31,
	2020	2019
	(in thousands)
Land	$139,397	$134,421
Land improvements	2,611	2,713
Buildings and improvements	450,741	438,349
Furniture, fixtures, and equipment	4,969	4,628
Tenant improvements	31,414	35,667
Work in progress	8,073	13,484
Investments in real estate	637,205	629,262
Accumulated depreciation	(131,165)	(120,555)
Net investments in real estate	$506,040	$508,707
For the years ended December 31, 2020, 2019, and 2018, we recorded depreciation expense of $17.7 million, $22.2 million, and $43.5 million, respectively.
2020 Transactions—During the year ended December 31, 2020, we acquired a 100% fee-simple interest in the following property from an unrelated third-party.

	Asset	Date of		Purchase
Property	Type	Acquisition	Square Feet	Price (1)
				(in thousands)
1021 East 7th Street, Austin, TX	Office	November 30, 2020	11,180	$6,079

(1)Transaction costs that were capitalized in connection with the acquisition of this property totaled $51,000, which are not included in the purchase price above.
There were no dispositions during the year ended December 31, 2020.
2019 Transactions—There were no acquisitions during the year ended December 31, 2019.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
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

(1)The “March Oakland Properties” consist of 1901 Harrison Street, 2100 Franklin Street, 2101 Webster Street, and 2353 Webster Street Parking Garage.
(2)The “Union Square Properties” consist of 899 North Capitol Street, 901 North Capitol Street and 999 North Capitol Street. Prior to the sale, we determined that the book values of such properties exceeded their estimated fair values and recognized an impairment charge of $69.0 million for the year ended December 31, 2019 (Note 2). Our determination of the fair values of these properties was based on negotiations with the third-party buyer and the contract sales price. The gain on sale includes $113,000 of extinguishment of noncontrolling interests as a result of the sale.
2018 Transactions—During the year ended December 31, 2018, we acquired a 100% fee-simple interest in an office property known as 9460 Wilshire Boulevard from an unrelated third-party. The property has approximately 68,866 square feet of office space and 22,884 square feet of retail space and is located in Beverly Hills, California. The acquisition was funded with proceeds from our Series L Preferred Stock offering, and the acquired property is reported as part of the office segment (Note 17).

	Asset	Date of		Purchase
Property	Type	Acquisition	Square Feet	Price (1)
				(in thousands)
9460 Wilshire Boulevard, Beverly Hills, CA	Office	January 18, 2018	91,750	$132,000

(1)In December 2017, at the time we entered into the purchase and sale agreement, we made a $20.0 million non-refundable deposit to an escrow account that was included in other assets on our consolidated balance sheet as of December 31, 2017. Transaction costs that were capitalized in connection with the acquisition of this property totaled $48,000, which are not included in the purchase price above.
There were no dispositions during the year ended December 31, 2018.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
The results of operations of the properties we acquired have been included in the consolidated statements of operations from the date of acquisition. The purchase price of the acquisitions completed during the years ended December 31, 2020 and 2018 were less than 10% of our total assets as of the respective most recent annual consolidated financial statements filed at or prior to the date of acquisition. The following table summarizes the purchase price allocation of the aforementioned acquisitions during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Land	$4,976	$—	$52,199
Land improvements	9	—	756
Buildings and improvements	534	—	74,522
Tenant improvements	190	—	1,451
Acquired in-place leases (1)	408	—	7,003
Acquired above-market leases (2)	18	—	109
Acquired below-market leases (3)	(5)	—	(3,992)
Net assets acquired	$6,130	$—	$132,048

(1)Acquired in-place leases have a weighted average amortization period of 3 years for both the 2020 and 2018 acquisitions.
(2)Acquired above-market leases have a weighted average amortization period of 3 years and 2 years for the 2020 and 2018 acquisitions, respectively.
(3)Acquired below-market leases have a weighted average amortization period of 3 years for both the 2020 and 2018 acquisitions.
Property Concentrations—Kaiser Foundation Health Plan, Incorporated (“Kaiser”), which occupied space in one of our Oakland, California properties accounted for 30.0% of our annualized rental income for the year ended December 31, 2020.

4. LOANS RECEIVABLE
Loans receivable consist of the following:

	December 31,
	2020	2019
	(in thousands)
SBA 7(a) loans receivable, subject to credit risk	$32,226	$25,689
SBA 7(a) loans receivable, subject to loan-backed notes	23,631	27,598
SBA 7(a) loans receivable, Paycheck Protection Program	14,484	—
SBA 7(a) loans receivable, subject to secured borrowings	8,786	12,644
SBA 7(a) loans receivable, held for sale	4,009	1,601
Loans receivable	83,136	67,532
Deferred capitalized costs, net	884	1,145
Loan loss reserves	(885)	(598)
Loans receivable, net	$83,135	$68,079
SBA 7(a) Loans Receivable, Subject to Credit Risk—Represents the unguaranteed portions of loans originated under the SBA 7(a) Small Business Loan Program which were retained by the Company.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
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
SBA 7(a) Loans Receivable, Paycheck Protection Program—Enacted in March 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) implemented the PPP, a SBA 7(a) loan program that provides small businesses with uncollateralized and unguaranteed loans at an interest rate of 1.00%. The loans will be fully forgiven, subject to certain limitations, when used by the borrower for payroll costs, interest on mortgages, rent, and utilities. For those loans that are forgiven, the SBA will remit 100% of the remaining outstanding principal plus accrued interest to us. For those loans whose borrowers do not meet the criteria required for forgiveness, repayment obligations commence after the applicable deferment period in equal installments over the remaining term to maturity. A substantial portion of the loans that we originated under the PPP have a two-year term and originally had a deferment period of six months; however, as a result of amendments to the PPP, these loans now are deferred for up to 16 months. All loans approved by the SBA after June 5, 2020 have a five-year term and deferment period of 16 months. Loans originated under the PPP are fully guaranteed by the SBA provided that originating lenders follow the requirements set forth therein. Accordingly, there is no credit risk associated with these loans since the SBA has guaranteed payment of the principal and interest. Neither the government nor lenders charged borrowers any fees in connection with the PPP loans; however, the SBA paid lenders a fee upon funding loans under the PPP.
As a SBA 7(a) licensee, we are an authorized lender under the PPP and have originated $16.0 million loans under the program with $14.5 million outstanding as of December 31, 2020. We expect a significant portion of these loans will be forgiven and repaid, either in part or in full, by the SBA, including both principal and accrued interest.
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
Other
As of December 31, 2020 and 2019, our loans subject to credit risk were 99.1% and 98.7%, respectively, concentrated in the hospitality industry. As of December 31, 2020 and 2019, 98.8% and 99.6%, respectively, of our loans subject to credit risk were current. We classify loans with negative characteristics in substandard categories ranging from special mention to doubtful. As of December 31, 2020 and 2019, $1.4 million and $1.4 million, respectively, of loans subject to credit risk were classified in substandard categories.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
5. OTHER INTANGIBLE ASSETS AND LIABILITIES
A schedule of our intangible assets and liabilities and related accumulated amortization and accretion as of December 31, 2020 and 2019, is as follows:

	As of December 31,
	2020	2019
	(in thousands)
Intangible lease assets:
Acquired in-place leases, net of accumulated amortization of $9,228 and $9,382, respectively, both with an average useful life of 8 years	$3,316	$4,271
Acquired above-market leases, net of accumulated amortization of $15 and $42, respectively, with an average useful life of 6 and 5 years, respectively	40	32
Trade name and license	2,957	2,957
Total intangible lease assets, net	$6,313	$7,260
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $1,786 and $2,239, respectively, both with an average useful life of 4 years	$587	$1,282
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
During the years ended December 31, 2020, 2019 and 2018, we recognized amortization related to our intangible assets and liabilities as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Acquired above-market lease amortization	$10	$63	$51
Acquired in-place lease amortization	$1,364	$2,112	$3,691
Acquired below-market lease amortization	$700	$1,590	$2,190
A schedule of future amortization and accretion of acquisition-related intangible assets and liabilities as of December 31, 2020, is as follows:

	Assets		Liabilities
	Acquired	Acquired	Acquired
	Above-Market	In-Place	Below-Market
Years Ending December 31,	Leases	Leases	Leases
	(in thousands)
2021	$12	$1,049	$(349)
2022	12	813	(236)
2023	10	470	(2)
2024	5	374	—
2025	1	171	—
Thereafter	—	439	—
	$40	$3,316	$(587)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
6. DEBT
The following table summarizes the debt balances as of December 31, 2020 and 2019, and the debt activity for the year ended December 31, 2020 (in thousands):

		During the Year Ended December 31, 2020
	Balances as of December 31, 2019	Debt Issuances & Assumptions	Repayments & Modifications	Accretion & (Amortization)	Balances as of December 31, 2020
Mortgage Payable:
Outstanding Balance	$97,100	$—	$—	$—	$97,100
Deferred loan costs — Mortgage Payable	(174)	—	—	27	(147)
Total Mortgage Payable	96,926	—	—	27	96,953
Secured Borrowings – Government Guaranteed Loans:
Outstanding Balance	12,152	—	(3,695)	—	8,457
Unamortized premiums	629	—	—	(172)	457
Total Secured Borrowings—Government Guaranteed Loans	12,781	—	(3,695)	(172)	8,914
Other Debt:
2018 revolving credit facility	153,000	61,500	(48,000)	—	166,500
2020 unsecured revolving credit facility	—	—	—	—	—
Junior subordinated notes	27,070	—	—	—	27,070
SBA 7(a) loan-backed notes	22,282	—	(8,052)	—	14,230
Borrowed funds from the Federal Reserve through the Paycheck Protection Program Liquidity Facility	—	16,016	(1,532)	—	14,484
Deferred loan costs — other debt (1)	(2,867)	(734)	281	1,165	(2,155)
Discount on junior subordinated notes	(1,771)	—	—	88	(1,683)
Total Other Debt	197,714	76,782	(57,303)	1,253	218,446
Total Debt, Net	$307,421	$76,782	$(60,998)	$1,108	$324,313

(1)In connection with unamortized loan costs related to a debt modification, the Company recognized a loss on extinguishment of debt of $281,000 during the year ended December 31, 2020.
Mortgages Payable—The mortgages payable are secured by deeds of trust on certain of the properties and assignments of rents. As of December 31, 2020, the Company’s mortgages payable had a fixed interest rate of 4.14% per annum, with monthly payments of interest only, due on July 1, 2026. The loan is nonrecourse.
Secured Borrowings—Government Guaranteed Loans—Secured borrowings—government guaranteed loans represent sold loans which are treated as secured borrowings because the loan sales did not meet the derecognition criteria provided for in ASC 860-30, Secured Borrowing and Collateral. These loans included cash premiums that are amortized as a reduction to interest expense over the life of the loan using the effective interest method and are fully amortized when the underlying loan is repaid in full. As of December 31, 2020, the Company had secured borrowing principal on SBA 7(a) loans sold for a premium and excess spread of $5.7 million, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 3.87%, and secured borrowing principal on SBA 7(a) loans sold for excess spread of $2.7 million, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 1.56%.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
2018 Revolving Credit Facility—In October 2018, CIM Commercial entered into a secured revolving credit facility with a bank syndicate that, as amended, allows CIM Commercial to borrow up to $209.5 million, subject to a borrowing base calculation (the “2018 revolving credit facility”). In September 2020, the 2018 revolving credit facility was amended (the “2018 Credit Facility Modification”) to remedy the effect that COVID-19 had on CIM Commercial’s ability to borrow under the 2018 revolving credit facility during the period from September 2, 2020 through June 30, 2021 (the “Deferral Period”). The 2018 revolving credit facility bears interest (i) during the Deferral Period at (A) the base rate plus 1.05% or (B) LIBOR plus 2.05% and (ii) after the Deferral Period, at (A) the base rate plus 0.55% or (B) LIBOR plus 1.55%. As of December 31, 2020 and 2019, the variable interest rate was 2.20% and 3.29%, respectively. The 2018 revolving credit facility is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The 2018 revolving credit facility is secured by deeds of trust on certain of our properties. During the Deferral Period, our borrowing capacity is subject to a $15.0 million reserve, which may be reduced by certain capital expenditures made in respect of our properties securing the 2018 revolving credit facility, and the requirement that we maintain a minimum balance of “liquid assets” of $15.0 million, which are defined as (1) unencumbered cash and cash equivalents and (2) up to $5.0 million unfunded availability under the 2018 revolving credit facility. Other than as described in the preceding sentence, the 2018 revolving credit facility contains customary covenants and is not subject to any financial covenants (though the amount we may borrow under the 2018 revolving credit facility is determined by a borrowing base calculation). The 2018 revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions. As of December 31, 2020 and 2019, $166.5 million and $153.0 million, respectively, was outstanding under the 2018 revolving credit facility, and approximately $28.0 million and $73.9 million, respectively, was available for future borrowings.
2020 Revolving Credit Facility—In May 2020, to further enhance its liquidity position and maintain financial flexibility, CIM Commercial entered into an unsecured revolving credit facility with a bank (the “2020 unsecured revolving credit facility”) pursuant to which CIM Commercial can borrow up to a maximum of $10.0 million. Outstanding advances under the 2020 unsecured revolving credit facility bear interest at the rate of 1.00%. CIM Commercial also pays a revolving credit facility fee of 1.12% with each advance under the 2020 unsecured revolving credit facility, which fee is subject to a cap of $112,000 in the aggregate. The 2020 unsecured revolving credit facility contains certain customary covenants including a maximum leverage ratio and a minimum fixed charge coverage ratio, as well as certain other conditions. The 2020 unsecured revolving credit facility matures in May 2022. As of December 31, 2020, $0 was outstanding under the 2020 unsecured revolving credit facility and $10.0 million was available for future borrowings.
Junior Subordinated Notes—The Company has junior subordinated notes with a variable interest rate which resets quarterly based on the three-month LIBOR plus 3.25%, with quarterly interest only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at our option.
SBA 7(a) Loan-Backed Notes—SBA 7(a) loan-backed notes are secured by deeds of trust or mortgages. On May 30, 2018, we completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $38.2 million of unguaranteed SBA 7(a) loan-backed notes. The SBA 7(a) loan-backed notes are collateralized solely by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of our collateralized SBA 7(a) loans, at issuance, we estimated the weighted average life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%. We reflect the SBA 7(a) loans receivable as assets on our consolidated balance sheets and the SBA 7(a) loan-backed notes as debt on our consolidated balance sheets. The restricted cash on our consolidated balance sheets as of December 31, 2020 and 2019 included $1.2 million and $3.3 million, respectively, of funds related to our SBA 7(a) loan-backed notes.
Paycheck Protection Program Liquidity Facility—In June 2020, we borrowed funds from the Federal Reserve through the PPP Liquidity Facility (the “PPPLF”). Advances under the PPPLF carry an interest rate of 0.35%, are made on a dollar-for-dollar basis based on the amount of loans originated under the PPP and are secured by loans made by us under the PPP. The PPPLF contains customary covenants but is not subject to any financial covenants. The maturity date of PPPLF borrowings is the same as the maturity date of the loans pledged to secure the extension of credit, generally two years. At maturity, both principal and accrued interest are due. The maturity date of a PPPLF borrowing will be accelerated if, among other things, we have been reimbursed by the SBA for a loan forgiveness (to the extent of the forgiveness), we have received payment from the SBA representing exercise of the loan guarantee or we have received payment from the underlying borrower (to the extent of the payment received). No new extensions of credit will be made under the PPPLF after June 30, 2021 unless the Federal Reserve Board and the United States Department of the Treasury decide to extend the PPPLF. We borrowed money

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
under the PPPLF to finance all the loans we originated under the PPP. As of December 31, 2020, $14.5 million was outstanding under the PPPLF.
Deferred loan costs, which represent legal and third-party fees incurred in connection with our borrowing activities, are capitalized and amortized to interest expense on a straight-line basis over the life of the related loan, approximating the effective interest method. Deferred loan costs are presented in the above table net of accumulated amortization and are a reduction to total debt.
As of December 31, 2020 and 2019, accrued interest and unused commitment fees payable of $564,000 and $650,000, respectively, are included in accounts payable and accrued expenses.
Future principal payments on our debt (face value) as of December 31, 2020 are as follows:

Years Ending December 31,	Mortgages Payable	Secured Borrowings Principal (1)	2018 Revolving Credit Facility	Other (1) (2)	Total
	(in thousands)
2021	$—	$583	$—	$1,692	$2,275
2022	—	441	166,500	7,735	174,676
2023	—	455	—	8,498	8,953
2024	—	468	—	1,058	1,526
2025	—	483	—	662	1,145
Thereafter	97,100	6,027	—	36,139	139,266
	$97,100	$8,457	$166,500	$55,784	$327,841

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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
7. STOCK-BASED COMPENSATION PLANS
On April 3, 2015, the Company’s board of directors (the “Board of Directors”) unanimously approved the CIM Commercial Trust Corporation 2015 Equity Incentive Plan (the “2015 Equity Incentive Plan”), which was approved by the Company’s stockholders. Under the 2015 Equity Incentive Plan, the Company granted awards of restricted shares of Common Stock to each of the independent members of the Board of Directors. A summary of the Company’s restricted shares as of December 31, 2020, 2019 and 2018 and the changes during the years ended is as follows:

		Weighted
	Number	Average Grant
	of	Date Fair Value
	Shares (1)	Per Share (1)
Balance, January 1, 2018	3,195	$46.95
Granted	3,378	$44.40
Vested	(3,195)	$46.95
Balance, December 31, 2018	3,378	$44.40
Granted	3,880	$56.66
Vested	(3,378)	$44.40
Balance, December 31, 2019	3,880	$56.66
Granted	21,912	$10.04
Vested	(3,880)	$56.66
Balance, December 31, 2020	21,912	$10.04

(1)Amounts have been adjusted to give retroactive effect to the Reverse Stock Split.
Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period, and generally vests based on one year of continuous service. The Company recorded compensation expense related to these restricted shares of Common Stock in the amount of $222,000, $194,000 and $162,000, for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020, there was $73,000 of total unrecognized compensation expense related to shares of Common Stock which will be recognized ratably over the remaining vesting period. The estimated fair value of restricted shares vested during 2020, 2019 and 2018 was $220,000, $150,000 and $150,000, respectively.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
8. EARNINGS PER SHARE (“EPS”)
The following table reconciles the numerator and denominator used in computing our basic and diluted per-share amounts for net (loss) income attributable to common stockholders for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net (loss) income attributable to common stockholders	$(33,467)	$322,696	$(14,298)
Redeemable preferred stock dividends declared on dilutive shares	(1)	2,804	—
Diluted net (loss) income attributable to common stockholders	$(33,468)	$325,500	$(14,298)

Denominator:
Basic weighted average shares of Common Stock outstanding	14,748	14,598	14,597
Effect of dilutive securities—contingently issuable shares	—	1,895	—
Diluted weighted average shares and common stock equivalents outstanding	14,748	16,493	14,597

Net (loss) income attributable to common stockholders per share:
Basic	$(2.27)	$22.11	$(0.98)
Diluted	$(2.27)	$19.74	$(0.98)
The computations of basic EPS are based on our weighted average shares outstanding. The computation of diluted EPS does not include outstanding shares of Series A Preferred Stock for the year ended December 31, 2018 because their impact was deemed to be anti-dilutive. Outstanding Series A Preferred Warrants were not included in the computation of diluted EPS for the years ended December 31, 2020, 2019 and 2018 because their impact was either anti-dilutive or such warrants were not exercisable during such periods (Note 10). No shares of Series D Preferred Stock outstanding as of December 31, 2020 had a dilutive effect and no shares of Series D Preferred Stock were outstanding as of December 31, 2019 and 2018. Outstanding shares of Series L Preferred Stock were not included in the computation of diluted EPS for the years ended December 31, 2020, 2019 and 2018 because such shares were not redeemable during such periods.
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
9. REDEEMABLE PREFERRED STOCK
The table below provides information regarding the issuances, reclassifications and redemptions of each class of the Company’s preferred stock in permanent equity during the years ended December 31, 2020, 2019 and 2018 (dollar amounts in thousands):

	Preferred Stock
	Series A		Series D		Series L		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2017	60,592	$1,508	—	$—	8,080,740	$229,251	8,141,332	$230,759
Reclassification of Series A Preferred Stock to permanent equity	1,223,032	30,403	—	—	—	—	1,223,032	30,403
Redemption of Series A Preferred Stock	(1,820)	(45)	—	—	—	—	(1,820)	(45)
Balances, December 31, 2018	1,281,804	$31,866	—	$—	8,080,740	$229,251	9,362,544	$261,117
Repurchase of Series L Preferred Stock	—	—	—	—	(2,693,580)	(76,417)	(2,693,580)	(76,417)
Reclassification of Series A Preferred Stock to permanent equity	1,561,746	38,927	—	—	—	—	1,561,746	38,927
Redemption of Series A Preferred Stock	(6,456)	(160)	—	—	—	—	(6,456)	(160)
Balances, December 31, 2019	2,837,094	$70,633	—	$—	5,387,160	$152,834	8,224,254	$223,467
Issuance of Series D Preferred Stock	—	—	19,145	473	—	—	19,145	473
Reclassification of Series A Preferred Stock to permanent equity	1,570,421	38,837	—	—	—	—	1,570,421	38,837
Redemption of Series A Preferred Stock	(29,753)	(741)	—	—	—	—	(29,753)	(741)
Balances, December 31, 2020	4,377,762	$108,729	19,145	$473	5,387,160	$152,834	9,784,067	$262,036
As of December 31, 2020, we had issued in registered public offerings 6,290,900 shares of Series A Preferred Stock, 4,603,287 Series A Preferred Warrants and 19,145 shares of Series D Preferred Stock and received gross proceeds of $157.7 million ($156.5 million of which was allocated to the Series A Preferred Stock, $761,000 of which was allocated to the Series A Preferred Warrants, and $473,000 of which was allocated to the Series D Preferred Stock) and, additionally, had issued 201,732 shares of Series A Preferred Stock as payment for services to the Administrator, for which no cash proceeds were received. In connection with such issuance, costs specifically identifiable to the offering of Series A Preferred Stock, Series A Preferred Warrants and Series D Preferred Stock, such as commissions, dealer manager fees and other offering fees and expenses, totaled $13.0 million ($12.8 million of which was allocated to the Series A Preferred Stock, $142,000 of which was allocated to the Series A Preferred Warrants, and $14,000 of which was allocated to the Series D Preferred Stock). In addition, as of December 31, 2020, non-issuance-specific costs related to this offering totaled $7.3 million. As of December 31, 2020, we have reclassified and allocated $1.3 million, $5,000 and $4,000 from deferred charges to Series A Preferred Stock, Series A Preferred Warrants and Series D Preferred Stock, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering. As of December 31, 2020, there were 6,385,618 shares of Series A Preferred Stock outstanding, 4,603,287 Series A Preferred Warrants to purchase 1,194,159 shares of Common Stock outstanding, and 19,145 shares of Series D Preferred Stock outstanding. As of December 31, 2020, 107,014 shares of Series A Preferred Stock and no shares of Series D Preferred Stock have been redeemed.
Series A Preferred Stock—We conducted a continuous public offering of Series A Preferred Units from October 2016 through January 2020, where each Series A Preferred Unit consisted of one share of Series A Preferred Stock, par value $0.001 per share, of the Company with an initial stated value of $25.00 per share, subject to adjustment, and one warrant to

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
purchase 0.25 of a share of Common Stock. Proceeds and expenses from the sale of the Series A Preferred Units were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance.
Since February 2020, we have been conducting a continuous public offering with respect to shares of our Series A Preferred Stock, which, since such time, is no longer being issued as a unit with an accompanying Series A Preferred Warrant.
Net proceeds from the issuance of shares of Series A Preferred Stock are initially recorded in temporary equity at an amount equal to the gross proceeds allocated to such shares of Series A Preferred Stock minus the costs specifically identifiable to the issuance of such shares and the non-issuance specific offering costs allocated to such shares. If the net proceeds from the issuance of shares of Series A Preferred Stock are less than the redemption value of such shares at the time they are issued, or if the redemption value of such shares subsequently becomes greater than the carrying value of such shares, an adjustment is recorded to increase the carrying amount of such shares to their redemption value as of the balance sheet date. Such adjustment is considered a deemed dividend for purposes of calculating basic and diluted EPS. During the year ended December 31, 2020, we recorded redeemable preferred stock deemed dividends of $377,000 related to such adjustments. No such adjustments were recorded during the years ended December 31, 2019 and 2018.
On the first anniversary of the issuance of a particular share of Series A Preferred Stock, we reclassify such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of December 31, 2020, we have reclassified an aggregate of $100.4 million in net proceeds from temporary equity to permanent equity.
Series D Preferred Stock—Since February 2020, we have been conducting a continuous public offering with respect to shares of our Series D Preferred Stock, par value $0.001 per share, subject to adjustment. The selling price of the Series D Preferred Stock was $25.00 per share for all sales that occurred from the beginning of the offering to and including June 28, 2020 and is expected to be, and since June 29, 2020, has been, $24.50 per share through the end of the life of the offering. Shares of Series D Preferred Stock are recorded in permanent equity at the time of their issuance.
Series L Preferred Stock—On November 21, 2017, we issued 8,080,740 shares of Series L Preferred Stock having an initial stated value of $28.37 per share (“Series L Preferred Stock Stated Value”), subject to adjustment. We received gross proceeds of $229.3 million from the sale of the Series L Preferred Stock, which was reduced by issuance-specific offering costs, such as commissions, dealer manager fees, and other offering fees and expenses, totaling $15.9 million, a discount of $2.9 million, and non-issuance-specific costs of $2.5 million. These fees have been recorded as a reduction to the gross proceeds in permanent equity.
On October 22, 2019, the Company commenced a tender offer for the purchase of up to 2,693,580 shares of Series L Preferred Stock (the “Tender Offer”), representing one-third of the then-outstanding shares of Series L Preferred Stock. The Tender Offer was oversubscribed, and pursuant to the terms of the Tender Offer, shares of Series L Preferred Stock were accepted for purchase on a pro rata basis. We repurchased 2,693,580 shares of Series L Preferred Stock at a purchase price of $29.12 per share (of which $1.39, or $3.7 million in the aggregate, reflects the amount of accrued and unpaid dividends on the Series L Preferred Stock as of November 20, 2019), as converted to and paid in ILS. The total cost to repurchase the tendered shares, including professional fees to complete the Tender Offer of $462,000 but excluding the dividends accrued in respect of such shares, was $75.2 million, which was primarily funded from borrowings under the 2018 revolving credit facility (Note 6). We recognized $5.9 million of redeemable preferred stock redemptions in our consolidated statement of operations for the year ended December 31, 2019 in connection with the Tender Offer. The shares of Series L Preferred Stock accepted for payment by the Company were restored to the status of authorized but unissued shares of preferred stock without designation as to class or series.
Until the fifth anniversary of the date of original issuance of our Series L Preferred Stock, we are prohibited from issuing any shares of preferred stock ranking senior to or on parity with the Series L Preferred Stock with respect to the payment of dividends, other distributions, liquidation, and or dissolution or winding up of the Company unless the Minimum Fixed Charge Coverage Ratio, calculated in accordance with the Articles Supplementary describing the Series L Preferred Stock, is equal to or greater than 1.25:1.00. As of December 31, 2020 and 2019, we were in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio.
Refer to Note 13 for a discussion of certain payments the Company has made in shares of Common Stock and in shares of Preferred Stock and may make in shares of Preferred Stock in lieu of cash payments in order to remain in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
Dividends—With respect to the payment of dividends, the Series A Preferred Stock ranks senior to our Series L Preferred Stock and our Common Stock, and on parity with our Series D Preferred Stock. The Series L Preferred Stock ranks senior to our Common Stock (except with respect to and only to the extent of the Initial Dividend) and junior to our Series A Preferred Stock, Series D Preferred Stock and Common Stock (with respect to and only to the extent of the Initial Dividend). With respect to the distribution of amounts upon liquidation, dissolution or winding-up, the Series A Preferred Stock ranks on parity with our Series D Preferred Stock and Series L Preferred Stock, to the extent of the Series L Preferred Stock Stated Value, and otherwise ranks senior to our Series L Preferred Stock and our Common Stock. With respect to the distribution of amounts upon liquidation, dissolution or winding-up, the Series L Preferred Stock ranks senior to our Common Stock, both (i) to the extent of the Series L Preferred Stock Stated Value and (ii) following payment to holders of our Common Stock of an amount equal to any unpaid Initial Dividend, to the extent of any accrued and unpaid dividends on the Series L Preferred Stock, on parity with our Series A Preferred Stock and Series D Preferred Stock, to the extent of the Series L Preferred Stock Stated Value and junior to our Series A Preferred Stock, Series D Preferred Stock and Common Stock (to the extent of the Initial Dividend), in all instances with respect to any accrued and unpaid dividends on the Series L Preferred Stock.
Holders of Series A Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.50% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter) (the “Series A Dividend”). Holders of Series D Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series D Preferred Stock at an annual rate of 5.65% of the Series D Preferred Stock Stated Value (i.e., the equivalent of $0.35313 per share per quarter) (the “Series D Dividend”). Dividends on each share of Series A Preferred Stock and Series D Preferred Stock begin accruing on, and are cumulative from, the date of issuance.
We expect to pay the Series A Dividend and Series D Dividend in arrears on a monthly basis in accordance with the foregoing provisions, unless our results of operations, our general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. The timing and amount of the Series A Dividend and the Series D Dividend will be determined by our Board of Directors, in its sole discretion, and may vary from time to time.
Holders of Series L Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share of Series L Preferred Stock at an annual rate of 5.50% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year). Dividends on each share of Series L Preferred Stock began accruing on, and are cumulative from, the date of issuance.
We expect to pay dividends on the Series L Preferred Stock in arrears on an annual basis in accordance with the foregoing provisions, unless our results of operations, our general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.00% per year, up to a maximum rate of 8.50% per annum. However, prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, the Company must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by our Board of Directors at the end of the prior fiscal year. On December 22, 2020, the Company announced an Initial Dividend on shares of our Common Stock for fiscal year 2021 in the aggregate amount of $4,448,223.
During the year ended December 31, 2020, the Company paid $8.1 million, $12,000 and $8.4 million of cash dividends on our Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, respectively. During the year ended December 31, 2019, the Company paid $4.4 million, $0 and $17.8 million of cash dividends on our Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, respectively.
Redemptions—Our Series A Preferred Stock and Series D Preferred Stock are redeemable at the option of the holder or CIM Commercial. The redemption schedule of the Series A Preferred Stock and Series D Preferred Stock allows redemptions at the option of the holder of Series A Preferred Stock or Series D Preferred Stock from the date of original issuance of any such shares at the Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, respectively, less a redemption fee applicable prior to the fifth anniversary of the issuance of such shares, plus accrued and unpaid dividends. CIM Commercial has the right to redeem the Series A Preferred Stock or Series D Preferred Stock after the fifth anniversary of the date of original issuance of such shares at the Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, respectively, plus accrued and unpaid dividends. At the Company's discretion, the redemption price will be paid in cash or in Common Stock based on the volume weighted average price of our Common Stock for the 20 trading days prior to the

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
redemption; provided that the redemption price of any shares of Series A Preferred Stock redeemed prior to the first anniversary of the date of original issuance of such shares must be paid in cash.
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

10. STOCKHOLDERS’ EQUITY
Dividends
Holders of our Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by us out of legally available funds. In determining our dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, our financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. Cash dividends per share of Common Stock paid in respect of the years ended December 31, 2020 and 2019 consist of the following:

Declaration Date	Payment Date	Type	Cash Dividend Per Share of Common Stock
December 2, 2020	December 29, 2020	Regular Quarterly	$0.075
September 2, 2020	September 29, 2020	Regular Quarterly	$0.075
June 3, 2020	June 29, 2020	Regular Quarterly	$0.075
March 2, 2020	March 25, 2020	Regular Quarterly	$0.075
December 3, 2019	December 27, 2019	Regular Quarterly	$0.075
August 8, 2019	September 18, 2019	Regular Quarterly	$0.075
August 8, 2019	August 30, 2019	Special Cash	$42.000
June 4, 2019	June 27, 2019	Regular Quarterly	$0.375
February 20, 2019	March 25, 2019	Regular Quarterly	$0.375
On March 5, 2021, we declared a cash dividend of $0.075 per share of our Common Stock, to be paid on March 30, 2021 to stockholders of record at the close of business on March 15, 2021.
Series A Preferred Warrants
Prior to February 2020, the Series A Preferred Stock was sold as a unit that included one share of Series A Preferred Stock and one Series A Preferred Warrant that could be exercised to purchase 0.25 of a share of Common Stock. The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. At the time of issuance, the exercise price of each Series A Preferred Warrant was at a 15.0% premium to the per share estimated NAV of our Common Stock then most recently published and designated as

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
the Applicable NAV. However, in accordance with the terms of the Series A Preferred Warrants, the exercise price of each Series A Preferred Warrant issued prior to the Reverse Stock Split was automatically adjusted to reflect the effect of the Reverse Stock Split and, in the discretion of our Board of Directors, the exercise price and the number of shares issuable upon exercise of each Series A Preferred Warrant issued prior to the Special Dividend was adjusted to reflect the effect of the Special Dividend.
Proceeds and expenses from the sale of the Series A Preferred Units were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of December 31, 2020, we had issued 4,603,287 Series A Preferred Warrants to purchase 1,194,159 shares of Common Stock in connection with our offering of Series A Preferred Units and allocated net proceeds of $614,000, after specifically identifiable offering costs and allocated general offering costs, to the Series A Preferred Warrants in permanent equity.

11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Hedges of Interest Rate Risk
In order to manage financing costs and interest rate exposure related to the one-month LIBOR indexed variable rate borrowings, on August 13, 2015, we entered into ten interest rate swap agreements with multiple counterparties totaling $385.0 million of notional value. These swap agreements became effective on November 2, 2015. During the year ended December 31, 2019, we terminated our two remaining interest rate swaps with an aggregate notional value of $120.0 million, for which we received aggregate termination payments, net of fees, of $1.3 million. The fair value of our two remaining swaps at the time of termination was $1.4 million resulting in a net loss of $119,000, which was recorded as a net increase to interest expense on our consolidated statement of operations for the year ended December 31, 2019.
Each of our interest rate swap agreements initially met the criteria for cash flow hedge accounting treatment and we had designated the interest rate swap agreements as cash flow hedges of the risk of variability attributable to changes in the one-month LIBOR. Accordingly, the interest rate swaps were recorded on our consolidated balance sheets at fair value, and prior to August 1, 2018, the changes in the fair value of the swaps were recorded in OCI and reclassified to earnings as an adjustment to interest expense as interest became receivable or payable (Note 2). Beginning on August 1, 2018, changes in the fair value of the swaps were recorded in interest expense on our consolidated statements of operations. For the years ended December 31, 2019 and 2018, $1.8 million and $1.6 million, respectively, was reclassified from AOCI and decreased interest expense on our consolidated statements of operations, which, during the year ended December 31, 2019, included a write off of $1.6 million at the time our two remaining interest rate swaps were terminated. For the years ended December 31, 2019 and 2018, $209,000 and $1.7 million, respectively, was included as an increase in interest expense on our consolidated statements of operations related to the change in the fair value of our interest rate swaps.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
Impact of Hedges on AOCI and Consolidated Statements of Operations
The changes in the balance of each component of AOCI related to our interest rate swaps designated as cash flow hedges are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Accumulated other comprehensive income (loss), at beginning of period	$—	$1,806	$1,631
Other comprehensive income before reclassifications	—	—	1,973
Amounts reclassified (to) from accumulated other comprehensive income (loss) (1)	—	(1,806)	(1,798)
Net current period other comprehensive income (loss)	—	(1,806)	175
Accumulated other comprehensive income, at end of period	$—	$—	$1,806

(1)The amounts from AOCI were reclassified as a (decrease) increase to interest expense in our consolidated statements of operations.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company determines the estimated fair value of financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The hierarchy for inputs used in measuring fair value is as follows:
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
Management’s estimation of the fair value of the Company’s financial instruments is based on a Level 3 valuation in the fair value hierarchy established for disclosure of how a company values its financial instruments. In general, quoted market prices from active markets for the identical financial instrument (Level 1 inputs), if available, should be used to value a financial instrument. If quoted prices are not available for the identical financial instrument, then a determination should be made if Level 2 inputs are available. Level 2 inputs include quoted prices for similar financial instruments in active markets for identical or similar financial instruments in markets that are not active (i.e., markets in which there are few transactions for the financial instruments, the prices are not current, price quotations vary substantially, or in which little information is released publicly). There is limited reliable market information for our financial instruments and we utilize other methodologies based on unobservable inputs for valuation purposes since there are no Level 1 or Level 2 inputs available. Accordingly, Level 3 inputs are used to measure fair value.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities.
Debt—The carrying amounts of our secured borrowings—government guaranteed loans, SBA 7(a) loan-backed notes, 2018 revolving credit facility and borrowed funds from the Federal Reserve through the PPPLF approximate their fair values,

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
as the interest rates on these securities are variable and approximate current market interest rates. We determine the fair value of mortgage notes payable and junior subordinated notes by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market discount rate for our mortgage notes payable by obtaining period-end treasury or swap rates, as applicable, for maturities that correspond to the maturities of our debt and then adding an appropriate credit spread. These credit spreads take into account factors such as our credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt. When estimating the fair value of our mortgages payable as of December 31, 2020 and 2019, we used a rate of 3.38% and 3.67%, respectively. The rate used to estimate the fair value of our junior subordinated notes was 4.49% and 6.16% as of December 31, 2020 and 2019, respectively.
Loans Receivable—We determine the fair value of loans receivable by performing a present value analysis for the anticipated future cash flows using an appropriate market discount rate taking into consideration the credit risk and using an anticipated prepayment rate. The value of the government guaranteed portions of loans held for sale is based primarily on the anticipated proceeds to be received upon sale. The following summarizes the ranges of discount rates and prepayment rates used to arrive at the estimated fair values of the Company’s loans receivable:

	Year Ended December 31,
	2020		2019
	Discount Rate	Prepayment Rate	Discount Rate	Prepayment Rate
SBA 7(a) loans receivable, subject to credit risk	6.50% - 8.25%	4.00% - 17.50%	5.25% - 7.75%	9.85% - 17.50%
SBA 7(a) loans receivable, subject to loan-backed notes	5.50% - 8.00%	4.88% - 17.50%	5.25% - 7.25%	13.41% - 16.80%
SBA 7(a) loans receivable, subject to secured borrowings	7.00% - 7.75%	5.00% - 17.50%	6.75% - 7.50%	11.77% - 16.80%
SBA 7(a) loans receivable, paycheck protection program	1.00%	N/A	N/A	N/A
Other Financial Instruments—The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at December 31, 2020 and 2019.
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on our consolidated balance sheets are as follows:

	December 31, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Level
	(in thousands)
Assets:
SBA 7(a) loans receivable, paycheck protection program	$14,089	$14,484	$—	$—	3
SBA 7(a) loans receivable, subject to loan-backed notes	$23,606	$24,850	$27,595	$30,076	3
SBA 7(a) loans receivable, subject to credit risk	$32,509	$32,397	$26,149	$28,041	3
SBA 7(a) loans receivable, subject to secured borrowings	$8,822	$8,914	$12,682	$12,780	3
SBA 7(a) loans receivable, held for sale	$4,109	$4,527	$1,653	$1,753	3
Liabilities:
Mortgage payable (1)	$97,100	$100,799	$97,100	$99,764	3
Junior subordinated notes (1)	$27,070	$24,236	$27,070	$24,406	3

(1)The carrying amounts for the mortgage payable and junior subordinated notes represents the principal outstanding amounts, excluding deferred loan costs and discounts.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
13. RELATED-PARTY TRANSACTIONS
Asset Management and Other Fees to Related Parties
Asset Management Fees—In December 2015, CIM Urban and CIM Capital, LLC (formerly CIM Investment Advisors, LLC), an affiliate of CIM REIT and CIM Group (“CIM Capital”), entered into an investment management agreement, pursuant to which CIM Urban engaged CIM Capital to provide certain services to CIM Urban (the “Investment Management Agreement”). On January 1, 2019, CIM Capital assigned its duties under the Investment Management Agreement to its four wholly-owned subsidiaries: CIM Capital Securities Management, LLC, a securities manager, CIM Capital RE Debt Management, LLC, a debt manager, CIM Capital Controlled Company Management, LLC, a controlled company manager, and CIM Capital Real Property Management, LLC, a real property manager. The “Operator” refers to CIM Investment Advisors, LLC from December 10, 2015 to December 31, 2018 and to CIM Capital and its four wholly-owned subsidiaries on and after January 1, 2019.
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
Asset management fees are included in asset management and other fees to related parties in the accompanying consolidated statements of operations.
In lieu of cash payment of the asset management fee during the year ended December 31, 2020, the Company issued to the Operator shares of our Common Stock and shares of our Series A Preferred Stock. Subject to applicable laws and regulations under Nasdaq and the TASE and the agreement of the Operator, it is likely that we will seek to pay some or part of the asset management fees for part of 2021 in shares of Series A Preferred Stock.
Property Management Fees and Reimbursements—CIM Management, Inc. and certain of its affiliates (collectively, the “CIM Management Entities”), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and development services to CIM Urban. Property management fees earned by the CIM Management entities and onsite management costs incurred on behalf of CIM Urban are included in rental and other property operating expenses in the accompanying consolidated statements of operations. Leasing commissions earned are capitalized to deferred charges on the accompanying consolidated balance sheets. Construction management fees are capitalized to investments in real estate on the accompanying consolidated balance sheets.
Administrative Fees and Expenses—On March 11, 2014, CIM Commercial and its subsidiaries entered into a master services agreement (the “Master Services Agreement”) with CIM Service Provider, LLC (the “Administrator”), an affiliate of CIM Group, pursuant to which the Administrator provides, or arranges for other service providers to provide, management and administration services to CIM Commercial and its subsidiaries. Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the administrator of Urban Partners GP, LLC. Under the Master Services Agreement, CIM Commercial paid a base service fee (the “Base Service Fee”) to the Administrator initially set at $1.0 million per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. On May 11, 2020, the Master Services Agreement was amended to replace the Base Service Fee with an incentive fee (the “Incentive Fee”) pursuant to which the Administrator receives, on a quarterly basis, 15.00% of CIM Commercial’s quarterly core funds from operations in excess of a quarterly threshold equal to 1.75% (i.e., 7.00% on an annualized basis) of CIM Commercial’s average adjusted common stockholders’ equity (i.e., common stockholders’ equity plus accumulated depreciation and amortization) for such quarter. The amendment is effective as of April 1, 2020. The Base Service Fee is included in asset management and other fees to related parties in the accompanying consolidated statements of operations.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered by the Base Service Fee or the Incentive Fee, as the case may be. During the years ended December 31, 2020, 2019 and 2018, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, and from and after September 2018, operational and on-going support in connection with the Company’s offering of Preferred Stock. The Administrator’s compensation is based on the salaries and benefits of the employees of the Administrator and or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). The expense for such services is included in expense reimbursements to related parties—corporate in the accompanying consolidated statements of operations.
Lending Segment Expenses—On January 1, 2015, the Company entered into a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC (“CIM SBA”), an affiliate of CIM Group, and our subsidiary, PMC Commercial Lending, LLC. The agreement provides that CIM SBA will provide personnel and resources to us and that we will reimburse CIM SBA for the costs and expenses of providing such personnel and resources. The expense for such services is included in expense reimbursements to related parties—lending segment in the accompanying consolidated statements of operations.
Offering-Related Fees—On May 10, 2018, the Company entered into the wholesaling agreement (the “Wholesaling Agreement”) with International Assets Advisors, LLC (“IAA”) and CCO Capital, LLC (“CCO Capital”). CCO Capital is a registered broker dealer and is under common control with the Operator and the Administrator. IAA was the exclusive dealer manager for the Company’s public offering of Series A Preferred Units until May 31, 2019. Under the Wholesaling Agreement, among other things, CCO Capital, in its capacity as the wholesaler for the offering, assisted IAA with the sale of Series A Preferred Units. In exchange for such services, IAA paid CCO Capital a fee equal to 2.75% of the selling price of each Series A Preferred Unit for which a sale was completed, reduced by any applicable fee reallowances payable to soliciting dealers pursuant to separate soliciting dealer agreements between IAA and soliciting dealers. The foregoing fee was reduced, and may have been exceeded, by a fixed monthly payment by CCO Capital to IAA for IAA’s services in connection with periodic closings and settlements for the offering.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
The Company recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Asset Management Fees:
Asset management fees (1)	$9,511	$12,019	$17,880
Property Management Fees and Reimbursements:
Property management fees	$1,670	$2,562	$4,365
Onsite management and other cost reimbursement	$3,356	$5,852	$6,065
Leasing commissions	$112	$658	$1,548
Construction management fees	$344	$525	$580
Administrative Fees and Expenses:
Base service fee (2)	$282	$1,102	$1,079
Expense reimbursements to related parties - corporate	$2,243	$2,577	$2,783
Lending Segment Expenses:
Expense reimbursements to related parties - lending segment (3)	$3,491	$2,382	$2,445
Offering-Related Fees:
Upfront dealer manager and trailing dealer manager fees	$1,149	$1,121	$—
Non-issuance specific offering costs (4)	$99	$—	$—

(1)For the year ended December 31, 2020, we issued to the Operator 203,349 shares of our Common Stock, in lieu of cash payment of the asset management fee for the first quarter of 2020, and 190,459 shares of our Series A Preferred Stock, in lieu of cash payment of the asset management fee for the second and third quarters of 2020.
(2)For the year ended December 31, 2020, we issued to the Administrator 11,273 shares of our Series A Preferred Stock, in lieu of cash as payment of the Base Service Fee for the first quarter of 2020.
(3)In addition, for the years ended December 31, 2020, 2019 and 2018, we deferred personnel costs of $136,000, $112,000 and $330,000, respectively, associated with services provided for originating loans.
(4)As of December 31, 2020, 2019 and 2018, $1.5 million, $621,000 and $200,000, respectively, was included in deferred costs as reimbursable expenses incurred pursuant to the Master Services Agreement and the then applicable dealer manager agreement with CCO Capital. These non-issuance specific costs are allocated against the gross proceeds from the sale of the Series A Preferred Stock and the Series D Preferred Stock on a pro rata basis for each issuance as a percentage of the total offering.
As of December 31, 2020 and 2019, due to related parties consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Asset management fees	$2,386	$2,356
Property management fees and reimbursements	1,662	4,107
Expense reimbursements - corporate	647	1,673
Expense reimbursements - lending segment	690	1,029
Upfront dealer manager and trailing dealer manager fees	493	—
Non-issuance specific offering costs	668	169
Other amounts due to the CIM Management Entities and certain of its affiliates	160	97
Total due to related parties	$6,706	$9,431

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
Other
Our President, Jan F. Salit, retired effective as of September 16, 2020. We had an employment agreement with Mr. Salit which, under certain circumstances, provided for severance payment equal to the annual base salary paid to Mr Salit. In connection with his retirement, the Company entered into an agreement with Mr. Salit pursuant to which, among other things, Mr. Salit received a $450,000 payment, representing one year of his base salary, upon the satisfaction of certain conditions specified therein, including the execution of an agreement with the Company that contains, among other things, mutual release and non-disparagement provisions. Related to this payment, $287,000 was borne by the Company based on the time that Mr. Salit devoted to the Company relative to other matters relating to CIM Group. As of December 31, 2020, $287,000 was due to CIM Group for the Company’s portion of the payment.
On October 1, 2015, an affiliate of CIM Group entered into a five-year lease renewal with respect to a property owned by the Company, which lease was amended to a month-to-month term in February 2019 and was terminated in October 2020. For the years ended December 31, 2020, 2019 and 2018, we recorded rental and other property income related to this tenant of $87,000, $112,000 and $108,000, respectively.
On May 15, 2019, CIM Group entered into an approximately 11-year lease for approximately 32,000 rentable square feet with respect to a property owned by the Company. The lease was amended on August 7, 2019 to reduce the rentable square feet to approximately 30,000 rentable square feet. For the years ended December 31, 2020, 2019 and 2018, we recorded rental and other property income related to this tenant of $1.5 million, $932,000 and $0, respectively.
In October 2019, our Administrator acquired 2,468,390 shares of our Common Stock, representing approximately 16.9% of the outstanding shares of our Common Stock at such time, for $19.1685 per share from an affiliate of CIM Group in a private transaction.

14. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding commitments to fund loans were $34.1 million as of December 31, 2020, the majority of which are for prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Small Business Loan Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, we have certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. CIM Commercial had a total of $7.6 million in future obligations under leases to fund tenant improvements and other future construction obligations as of December 31, 2020. As of December 31, 2020, $2.8 million was funded to reserve accounts included in restricted cash on our consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreement entered into in June 2016.
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
In September 2018, we filed a lawsuit against the City and County of San Francisco seeking a refund of the $11.8 million in penalties, interest and legal fees paid by us for real property transfer tax allegedly due for a transaction in a prior year. We disputed that such penalties, interest and legal fees were payable but, in order to contest the asserted tax obligations, we had

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
to pay such amounts to the City and County of San Francisco in August 2017. We have been vigorously pursuing this litigation and intend to continue to do so.
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
SBA Related—If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced under the PPP or the SBA 7(a) Small Business Loan Program, the SBA may seek recovery of the principal loss related to the deficiency from us. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from us in the event that a loss is deemed to be attributable to technical deficiencies. Based on historical experience, we do not expect that this contingency is probable to be asserted. However, if asserted, it could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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

15. LEASES
Future minimum rental revenue under long-term operating leases as of December 31, 2020, excluding tenant reimbursements of certain costs, are as follows:

Years Ending December 31,	Total
(in thousands)
2021	$43,933
2022	42,341
2023	38,188
2024	36,499
2025	21,009
Thereafter	39,063
$221,033
The Company determined that there was one office lease for our lending segment where the Company was the lessee that was material to the consolidated balance sheet. Based on our assessment, the lease was classified as an operating lease and the Company recorded approximately $362,000 as a right-of-use asset in loan servicing asset, net and other assets and lease liability in other liabilities on the consolidated balance sheet on the effective date of January 1, 2019, which matured as of June 30, 2020. As of December 31, 2020 and 2019, the right-of-use asset and lease liability balance were approximately $0 and $106,000, respectively.

16. INCOME TAXES
We have elected to be taxed as a REIT under the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our taxable income to

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
our stockholders.  As a REIT, we generally will not be subject to corporate level federal income tax on net income that is currently distributed to stockholders.
We have wholly-owned TRS’s which are subject to federal and state income taxes. The income generated from the TRS’s is taxed at normal corporate rates.
The provision for income taxes results in effective tax rates that differ from federal and state statutory rates. A reconciliation of the provision for income tax attributable to the TRSs’ income from continuing operations computed at federal statutory rates to the income tax provision reported in the financial statements is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
(Loss) income from continuing operations before income taxes for TRSs	$(7,995)	$4,414	$4,962

Expected federal income tax (benefit) provision	$(1,679)	$927	$1,042
State income taxes	(1,562)	21	35
Change in valuation allowance	2,605	—	—
Other	(86)	(66)	(152)
Income tax (benefit) provision	$(722)	$882	$925
The components of our net deferred tax asset, which are included in other assets, are as follows:

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating losses	$2,645	$39
Secured borrowings—government guaranteed loans	96	132
Other	160	166
Total gross deferred tax assets	2,901	337
Valuation allowance	(2,643)	(38)
	258	299
Deferred tax liabilities:
Loans receivable	(67)	(210)
	(67)	(210)
Deferred tax asset, net	$191	$89
The net operating loss carryforwards as of December 31, 2020 and 2019 were generated by TRSs and are available to offset future taxable income of these TRSs.
The increase in the valuation allowance recorded in 2020 was $2.6 million.
The periods subject to examination for our federal and state income tax returns are 2017 through 2020. As of December 31, 2020 and 2019, no reserves for uncertain tax positions have been established and we do not anticipate any material changes in the amount of unrecognized tax benefits recorded to occur within the next 12 months.
The Tax Cuts and Jobs Act of 2017, signed into law in late December 2017, made sweeping changes to provisions of the Code applicable to businesses. The CARES Act, signed into law in March 2020, made additional changes to provisions on the Code applicable to the businesses. Management has reviewed these statutory changes and determined that the impact to our consolidated financial statements is not material.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
17. SEGMENT DISCLOSURE
In accordance with ASC Topic 280, Segment Reporting, our reportable segments during the years ended December 31, 2020, 2019 and 2018 consist of two types of commercial real estate properties, namely, office and hotel, as well as a segment for our lending business. Management internally evaluates the operating performance and financial results of the segments based on net operating income. We also have certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in Note 2.
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
The net operating income of our segments for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Office:
Revenues	$55,468	$86,948	$147,811
Property expenses:
Operating	23,485	36,638	54,654
General and administrative	490	521	2,350
Total property expenses	23,975	37,159	57,004
Segment net operating income—office	31,493	49,789	90,807
Hotel:
Revenues	13,314	38,748	38,789
Property expenses:
Operating	14,059	26,290	25,263
General and administrative	64	134	32
Total property expenses	14,123	26,424	25,295
Segment net operating (loss) income—hotel	(809)	12,324	13,494
Lending:
Revenues	8,322	10,964	10,870
Lending expenses:
Interest expense	868	1,814	1,412
Expense reimbursements to related parties—lending segment	3,491	2,382	2,445
General and administrative	2,006	1,630	1,857
Total lending expenses	6,365	5,826	5,714
Segment net operating income—lending	1,957	5,138	5,156
Total segment net operating income	$32,641	$67,251	$109,457

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
A reconciliation of our segment net operating income to net income attributable to the Company for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Total segment net operating income	$32,641	$67,251	$109,457
Interest and other income	104	3,329	—
Asset management and other fees to related parties	(9,793)	(13,121)	(18,959)
Expense reimbursements to related parties—corporate	(2,243)	(2,800)	(3,047)
Interest expense	(10,547)	(10,361)	(25,482)
General and administrative	(4,212)	(4,069)	(4,928)
Transaction costs	—	(574)	(938)
Depreciation and amortization	(21,406)	(27,374)	(53,228)
Loss on early extinguishment of debt	(281)	(29,982)	(808)
Impairment of real estate	—	(69,000)	—
Gain on sale of real estate	—	433,104	—
(Loss) Income before provision for income taxes	(15,737)	346,403	2,067
Benefit (provision) for income taxes	722	(882)	(925)
Net (loss) income	(15,015)	345,521	1,142
Net (income) loss attributable to noncontrolling interests	(1)	152	(21)
Net (loss) income attributable to the Company	$(15,016)	$345,673	$1,121
The condensed assets for each of the segments as of December 31, 2020 and 2019, along with capital expenditures and loan originations for the years ended December 31, 2020, 2019, and 2018 are as follows:

	December 31,
	2020	2019
	(in thousands)
Condensed assets:
Office (1)	$472,544	$460,951
Hotel	100,285	104,029
Lending	94,626	82,140
Non-segment assets	18,162	20,472
Total assets	$685,617	$667,592

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Capital expenditures (2):
Office (1)	$8,514	$16,006	$12,669
Hotel	821	2,382	2,237
Total capital expenditures	9,335	18,388	14,906
Loan originations	53,524	39,592	74,234
Total capital expenditures and loan originations	$62,859	$57,980	$89,140

(1)The December 31, 2018 balances include the assets of 260 Townsend Street, which was classified as held for sale on our consolidated balance sheet as of December 31, 2018 and sold in March 2019 (Note 3).
(2)Represents additions and improvements to real estate investments, excluding acquisitions. Includes the activity for dispositions through their respective disposition dates.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of quarterly financial information for the year ended December 31, 2020:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
2020
Revenues	$25,535	$16,510	$17,334	$17,829
Net loss	$(1,256)	$(4,041)	$(5,330)	$(4,388)
Net loss attributable to the Company	$(1,260)	$(4,043)	$(5,323)	$(4,390)
Net loss attributable to common stockholders	$(6,787)	$(8,141)	$(9,678)	$(8,861)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE (1)
Basic	$(0.46)	$(0.55)	$(0.65)	$(0.60)
Diluted	$(0.46)	$(0.55)	$(0.65)	$(0.60)

(1)EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2020 and 2019
and for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
The following is a summary of quarterly financial information for the year ended December 31, 2019:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands except per share amounts)
2019
Revenues	$47,277	$36,856	$29,215	$26,641
Net income (loss)	$291,623	$52,567	$2,856	$(1,525)
Net income (loss) attributable to the Company	$291,797	$52,566	$2,848	$(1,538)
Net income (loss) attributable to common stockholders	$287,631	$48,260	$(1,622)	$(11,573)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE (1) (2):
Basic	$19.70	$3.31	$(0.11)	$(0.79)
Diluted	$18.90	$3.20	$(0.11)	$(0.79)

(1)EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.
(2)Amounts have been adjusted to give retroactive effect to the Reverse Stock Split.

19. SUBSEQUENT EVENTS
On January 21, 2021, we issued to the Operator an aggregate of 96,740 shares of our Series A Preferred Stock as payment, in lieu of cash, for $2.4 million of asset management fees owed to the Operator under the Investment Management Agreement in respect of the fourth fiscal quarter of the year ended December 31, 2020. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. It is likely that we will seek to pay some or part of the asset management fees for part of the year ending December 31, 2021 in shares of Series A Preferred Stock.
On March 5, 2021, we declared a cash dividend of $0.075 per share of our Common Stock, to be paid on March 30, 2021 to stockholders of record at the close of business on March 15, 2021.
On March 5, 2021, we declared a quarterly cash dividend of $0.34375 per share of CMCT's Series A Preferred Stock for the second quarter of 2021. The dividend will be payable as follows: $0.114583 per share to be paid on May 17, 2021 to Series A Preferred Stockholders of record on May 5, 2021; $0.114583 per share to be paid on June 15, 2021 to Series A Preferred Stockholders of record on June 5, 2021; and $0.114583 per share to be paid on July 15, 2021 to Series A Preferred Stockholders of record on July 5, 2021. For shares of Series A Preferred Stock issued during the second quarter of 2021, the dividend will be prorated from the date of issuance, and the monthly dividend payments will reflect such proration, as applicable.
On March 5, 2021, we declared a quarterly cash dividend of $0.353125 per share of CMCT’s Series D Preferred Stock for the second quarter of 2021. The dividend will be payable as follows: $0.117708 per share to be paid on May 17, 2021 to Series D Preferred Stockholders of record on May 5, 2021; $0.117708 per share to be paid on June 15, 2021 to Series D Preferred Stockholders of record on June 5, 2021; and $0.117708 per share to be paid on July 15, 2021 to Series D Preferred Stockholders of record on July 5, 2021. For shares of Series D Preferred Stock issued during the second quarter of 2021, the dividend will be prorated from the date of issuance, and the monthly dividend payments will reflect such proration, as applicable.

Schedule III—Real Estate and Accumulated Depreciation
December 31, 2020
(in thousands)

			Initial Cost		Net Improvements (Write-Offs) Since Acquisition	Gross Amount at Which Carried (2)
Property Name, City and State	Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Acc. Deprec.	Year Built / Renovated	Year of Acquisition
Office
3601 S Congress Avenue
Austin, TX		(1)	$9,569	$18,593	$10,528	$9,569	$29,121	$38,690	$8,075	1918 / 2001 & 2020	2007
1 Kaiser Plaza
Oakland, CA	$97,100		9,261	113,619	18,538	9,261	132,157	141,418	47,775	1970 / 2008	2008
2 Kaiser Plaza Parking Lot
Oakland, CA	—		10,931	110	3,120	10,931	3,230	14,161	32	N/A	2015
11600 Wilshire Boulevard
Los Angeles, CA		(1)	3,477	18,522	1,954	3,477	20,476	23,953	6,071	1955	2010
11620 Wilshire Boulevard
Los Angeles, CA		(1)	7,672	51,999	7,331	7,672	59,330	67,002	17,011	1976	2010
4750 Wilshire Boulevard
Los Angeles, CA		(1)	16,633	28,985	5,067	16,633	34,052	50,685	5,245	1984 / 2014	2014
Lindblade Media Center
Los Angeles, CA		(1)	6,342	11,568	(101)	6,342	11,467	17,809	1,832	1930 & 1957 / 2010	2014
1130 Howard Street
San Francisco, CA		(1)	8,290	10,480	131	8,290	10,611	18,901	966	1930 / 2016 & 2017	2017
9460 Wilshire Boulevard
Los Angeles, CA		(1)	52,199	76,730	916	52,199	77,646	129,845	6,686	1959 / 2008	2018
1021 E 7th Street
Austin, TX	—		4,976	733	—	4,976	733	5,709	9	1972 / 2001	2020

Hotel
Sheraton Grand Hotel
Sacramento, CA		(1)	3,497	107,447	320	3,497	107,767	111,264	33,932	2001	2008
Sheraton Grand Hotel Parking & Retail
Sacramento, CA	—		6,550	10,996	222	6,550	11,218	17,768	3,531	2001	2008
	$97,100		$139,397	$449,782	$48,026	$139,397	$497,808	$637,205	$131,165

(1)These properties collateralize the revolving credit facility, which had a $166.5 million outstanding balance as of December 31, 2020.
(2)The aggregate gross cost of property included above for federal income tax purposes approximates $687.7 million (unaudited) as of December 31, 2020.

The following table reconciles our investments in real estate from January 1, 2018 to December 31, 2020:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Investments in Real Estate
Balance, beginning of period	$629,262	$1,344,636	$1,228,780

Additions:
Improvements	9,335	18,388	14,906
Property acquisitions	5,709	—	128,928
Deductions:
Assets held for sale	—	—	(24,832)
Asset sales	—	(659,849)	—
Impairment	—	(69,000)	—
Retirements	(7,101)	(4,913)	(3,146)
Balance, end of period	$637,205	$629,262	$1,344,636
The following table reconciles the accumulated depreciation from January 1, 2018 to December 31, 2020:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Accumulated Depreciation
Balance, beginning of period	$(120,555)	$(303,699)	$(271,055)

Additions: depreciation	(17,711)	(22,209)	(43,499)
Deductions:
Assets held for sale	—	—	7,709
Asset sales	—	200,440	—
Retirements	7,101	4,913	3,146
Balance, end of period	$(131,165)	$(120,555)	$(303,699)

Schedule IV—Mortgage Loans on Real Estate
December 31, 2020
(dollars in thousands, except footnotes)

												Principal
												Amount of
												Loans Subject
Geographic	Number						Final			Carrying		to Delinquent
Dispersion of	of	Size of Loans					Maturity			Amount of		Principal or
Collateral	Loans	From	To	Interest Rate			Date Range			Mortgages (1)		“Interest”

SBA 7(a) Loans - States 2% or greater (2) (3):
Indiana	16	$100	$990	4.75%	to	6.00%	05/14/36	—	12/22/45	$8,368		$—
Texas	23	$10	$1,000	4.13%	to	6.00%	06/19/21	—	10/24/44	7,885		—
Ohio	20	$90	$740	4.75%	to	6.00%	03/26/37	—	09/25/45	6,941		—
Michigan	17	$10	$990	4.75%	to	6.00%	10/10/33	—	12/22/45	5,308		—
Florida	9	$60	$1,090	5.00%	to	6.00%	06/29/32	—	01/26/44	3,758		—
Pennsylvania	4	$310	$740	5.00%	to	6.00%	03/05/40	—	11/29/43	2,174		—
Illinois	8	$50	$540	5.00%	to	6.00%	09/17/35	—	09/21/45	1,959		—
North Carolina	5	$70	$620	5.25%	to	6.00%	09/08/32	—	08/28/45	1,651		—
Colorado	5	$60	$540	4.75%	to	6.00%	01/21/36	—	09/15/45	1,629		—
Louisiana	4	$110	$600	5.00%	to	6.00%	11/17/41	—	05/21/44	1,525		—
Kentucky	6	$90	$420	5.00%	to	6.00%	04/09/35	—	09/22/45	1,487		—
Alabama	6	$30	$490	5.00%	to	5.75%	07/27/25	—	12/16/45	1,467		—
South Carolina	4	$280	$400	5.00%	to	6.00%	11/06/40	—	07/30/44	1,337		—
Georgia	5	$120	$360	5.25%	to	6.00%	12/28/34	—	09/22/45	1,226		—
Virginia	4	$200	$470	5.25%	to	6.00%	07/20/37	—	12/27/44	1,202		—
Mississippi	4	$140	$510	5.25%	to	6.00%	08/31/29	—	08/31/43	1,175		—
Other (4)	34	$10	$890	4.75%	to	6.00%	03/29/22	—	09/25/45	8,315		152
Government guaranteed portions (5)										4,009		—
SBA 7(a) loans, subject to secured borrowings (6)										8,458		—
Paycheck Protection Program loans, net (7)										14,089		—
General reserves										(828)		—
	174									$83,135	(8)	$152

(1)Excludes general reserves of $828,000 since not specifically identified.
(2)Includes $1.1 million of loans with subordinate lien positions.
(3)Interest rates are variable at spreads over the prime rate unless otherwise noted.
(4)Includes a loan with a retained face value of $152,000, a valuation reserve of $57,000 and a fixed interest rate of 6.00%.
(5)Represents the government guaranteed portions of our SBA 7(a) loans detailed above retained by us. As there is no risk of loss to us related to these portions of the guaranteed loans, the geographic information is not presented as it is not meaningful.
(6)Represents the guaranteed portion of SBA 7(a) loans which were sold with the proceeds received from the sale reflected as secured borrowings. For Federal income tax purposes, these proceeds are treated as sales and reduce the carrying value of loans receivable.
(7)PPP loans are 100% guaranteed. As there is no risk of loss to us related to these loans, the geographic information is not presented as it is not meaningful. Face value of these loans is $14.5 million.
(8)For Federal income tax purposes, the aggregate cost basis of our loans was approximately $74.4 million (unaudited).

Schedule IV—Mortgage Loans on Real Estate (Continued)
December 31, 2020
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of period	$68,079	$83,248	$81,056

Additions during period:
New loans	53,524	39,592	74,234
Other - deferral for collection of commitment fees, net of costs	382	802	1,587
Other - accretion of loan fees and discounts	933	1,303	1,026

Deductions during period:
Collections of principal	(11,580)	(13,886)	(16,468)
Foreclosures	(174)	(241)	—
Cost of mortgages sold, net	(27,609)	(42,663)	(57,947)
Other - reclassification from secured borrowings	—	—	—
Other - bad debt expense	(420)	(76)	(240)
Balance, end of period	$83,135	$68,079	$83,248