Form 10-K/A
period 2020-12-31
CIM Commercial Trust Corp
filed 2021-04-30
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
As of April 29, 2021, the registrant had outstanding 14,827,410 shares of common stock, par value $0.001 per share.

i

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of CIM Commercial Trust Corporation (the “Company,” “we,” “us” or “our”) for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2021 (the “Original Form 10-K”).
This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to the Annual Report on Form 10-K. In addition, the report of BDO USA, LLP, the former Independent Registered Public Accounting Firm of the Company, has been corrected solely to reflect the date of the report as “March 16, 2020” instead of “March 16, 2021.”
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the cover page to the Original Form 10-K and Items 10 through 14 of Part III of the Original Form 10-K are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is supplementing Item 15 of Part IV of the Original Form 10 K to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 with this Amendment. Because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.
Except as described above, this Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K.
The Company intends to provide an update on the timing of its 2021 Annual Meeting of Stockholders when it announces its results for the first quarter of 2021.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
Our board of directors (our “Board”) consists of seven directors. Each was appointed or elected to serve for a one-year term and until his or her successor is elected and qualifies, or until his or her earlier death, resignation or removal from office.
Set forth below are the names of the persons nominated as directors, their ages, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors of the Company and the names of other public companies in which such persons hold or have held directorships during the past five years.

Name	Age	Position
Douglas Bech	75	Director (independent)
Marcie D. Edwards	64	Director (independent)
Kelly Eppich	64	Director (independent)
Frank Golay, Jr.	73	Director (independent)
Shaul Kuba	58	Director
Richard Ressler	62	Director and Chairman of the Board
Avraham Shemesh	59	Director
Douglas Bech has served as a director of the Company since March 2014 and as founder and Chief Executive Officer of Raintree Resorts International and its predecessors since August 1997. Raintree owns and operates upscale vacation ownership resorts in Mexico, the United States and Canada. Prior to founding Raintree, Mr. Bech practiced securities and corporate finance law from 1970 until 1997. Mr. Bech also has served as a director of J2 Global, Inc. since November 2000. From August 1988 through November 2000, he served as a director of eFax.com, a company J2 Global, Inc. acquired in November 2000. Mr. Bech also serves as lead director of HollyFrontier Corporation, which was the result of a merger of Frontier Oil Corporation and Holly Corporation in July 2011 and had previously served as a director of Frontier Oil Corporation since 1993. Mr. Bech also served, until February 1, 2016, as an independent trust manager of Moody National REIT II, Inc., a registered, non traded real estate investment trust (“REIT”) that acquires only limited service hotels in the United States. Mr. Bech’s previous work as a securities and corporate finance lawyer, as a director of other diverse public companies, and his current experience as a chief executive officer of a private enterprise engaged in marketing, management and consumer finance in three different countries, provides expertise on corporate governance, legal matters and finance, as well as a general business management perspective to the Board.
Marcie Edwards has served as a director of the Company since her appointment by our Board on February 11, 2021. Ms. Edwards served as the General Manager of the Los Angeles Department of Water and Power (LADWP) from 2014 to 2017. In that capacity, she managed a city agency with an annual budget of more than $6 billion and approximately 10,000 employees. As part of her role at LADWP, she served as a member of the Board of the Water and Power Employees’ Retirement Plan, overseeing more than $12 billion in investments. Prior to her tenure at LADWP, Ms. Edwards was the City Manager of the City of Anaheim from 2013 to 2014, overseeing an annual budget of more than $1 billion with approximately 3,000 employees, including a fire department, a police department, and a public utility company. From 2000 to 2012, Ms. Edwards was the Utility General Manager of Anaheim Public Utilities and, prior to 2000, Ms. Edwards spent almost 25 years with LADWP in a variety of positions. Since 2019, she has been Chair to the California Wildfire Safety Advisory Board as a gubernational appointee and a board member of S&C Electric Company in Chicago. In 2019, Ms. Edwards was invited to serve on the Southern California Gas Company’s Advisory Safety Council. Further, since December 2018, Ms. Edwards has served on the Board of the Boys & Girls Club of Santa Clarita Valley. Ms. Edwards has a Master in Public Administration from the University of LaVerne. Ms. Edwards extensive experience in the public administration provides the Board with a strong resource on a variety of important strategic matters.
Kelly Eppich has served as a director of the Company since March 2014. Mr. Eppich was a Principal, Investments of CIM Group, L.P. until his retirement in February 2019. While Mr. Eppich was at CIM Group, L.P., he served on its Investment Committee and Credit Committee. Prior to joining CIM Group, L.P. in 2002, Mr. Eppich served as the Chief Financial Officer of Decurion Corporation/Pacific Theatres. In that capacity, he was responsible for all areas of finance, accounting, treasury, risk management and information systems development of Decurion Corporation/Pacific Theatres. From 1989 to 2000, he was Vice President Finance / Controller and then Vice President of Business Development, Finance and Administration for the

International Recreation Enterprises Division of Warner Brothers. Prior to joining Warner Brothers, Mr. Eppich served as an Assistant Vice President and Assistant Corporate Controller for Maxicare Health Plans, Inc. (1986–1989) and worked for Ernst & Young (1979–1986). Mr. Eppich received a B.S. degree in Finance with an emphasis in Accounting from Weber State University. Mr. Eppich has in depth knowledge of the business and operations of CIM Urban Partners, L.P. (“CIM Urban”) and has significant experience in the preparation and analysis of financial statements, strategic planning and financial management.
Frank Golay, Jr. has served as a director of the Company since March 2014 and has been associated with Sullivan & Cromwell LLP since September 1977. From 1977 to 1985 he was an associate located in the firm’s New York and London offices. From 1985 to 1988 he was a partner in the firm’s New York office, and from 1988 to 2008 he served as partner in Sullivan & Cromwell LLP’s Los Angeles office. Mr. Golay retired at the end of 2008. Afterwards, he was of counsel to the firm. But in 2016, wishing more completely to retire from the practice of law, Mr. Golay became a senior counsel to Sullivan & Cromwell LLP, and changed his state bar memberships to retired/inactive. Prior to his retirement, Mr. Golay’s practice included numerous securities offerings, including real estate investment trust offerings, merger and acquisition transactions and general corporate advice. He represented both issuers and underwriters, and companies and their financial advisors. Mr. Golay’s clients included Orchard Capital Corporation, J2 Global, Inc. and CIM Group, L.P. Mr. Golay’s extensive legal experience in the securities, mergers and acquisitions, and general corporate fields provides the Board with a strong resource on a variety of important strategic matters.
Shaul Kuba has served as a director of the Company since March 2014. Mr. Kuba, Co Founder and a Principal of CIM Group, L.P., has been an active real asset owner and operator for over 29 years. Since co founding CIM Group, L.P. in 1994, Mr. Kuba has been an integral part of building CIM Group, L.P.’s platforms. As a Principal and Head of CIM Group, L.P.’s Development Group, he is actively involved in the development, redevelopment and repositioning of CIM Group, L.P.’s real estate assets. Additionally, Mr. Kuba is instrumental in sourcing new opportunities and establishing and maintaining relationships with national and regional retailers, hospitality brands and restaurateurs. He serves on CIM Group, L.P.’s Investment and Real Asset Management Committees and provides guidance on the diverse opportunities across CIM’s platforms. Prior to CIM Group, L.P., Mr. Kuba was involved in a number of successful entrepreneurial real estate activities including co founding Dekel Development, a developer of commercial and multifamily properties in Los Angeles. Mr. Kuba has in depth knowledge of CIM Urban’s business and operations and has significant experience with the real estate development process and sourcing new transactions as a result of his experience with CIM Group, L.P., including as Co Founder thereof.
Richard Ressler has served as director and chairman of the Company since March 2014. Mr. Ressler is the founder and President of Orchard Capital Corporation (“Orchard Capital”), a firm through which Mr. Ressler oversees companies in which Orchard Capital or its affiliates invest. Through his affiliation with Orchard Capital, Mr. Ressler serves in various senior capacities with, among others, CIM Group, L.P. (together with its controlled affiliates, “CIM”), a community-focused real estate and infrastructure owner, operator, lender and developer, Orchard First Source Asset Management, LLC (together with its controlled affiliates, “OFSAM”), a full-service provider of capital and leveraged finance solutions to U.S. corporations, and OCV Management, LLC (“OCV”), an investor, owner and operator of technology companies. Mr. Ressler also serves as a board member for various public and private companies in which Orchard Capital or its affiliates invest, including as chairman of J2 Global, Inc. (Nasdaq: JCOM). Mr. Ressler served as Chairman and CEO of J2 Global, Inc. from 1997 to 2000 and, through an agreement with Orchard Capital, currently serves as its non-executive Chairman. Mr. Ressler has served as chairman of CMCT since 2014. In addition, Mr. Ressler has served with CIM Income NAV, Inc. (“CIM Income NAV”), a non-listed REIT that seeks to maintain a diversified portfolio consisting of quality real estate leased to creditworthy tenants on long-term leases and funds that invest in real estate and other investments that offer liquidity, as its Chief Executive Officer and President and as a director since February 2018, and as the Chairman of its board of directors and a member of its nominating and corporate governance committee since August 2018. He has also served as the Chief Executive Officer and President and as a director of CIM Real Estate Finance Trust, Inc. (“CMFT”), a non listed REIT operated by an affiliate of CIM that invests primarily in net lease core real estate assets as well as real estate loans and other credit investments, since February 2018, and has served as the Chairman of its board of directors since August 2018. Mr. Ressler served as the Chief Executive Officer and President and as a director of Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) from February 2018 and as the chairman of its board of directors from August 2018 until CCIT III’s merger with and into CMFT in December 2020. Mr. Ressler also served as a director of Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) from January 2019 until CCIT II’s merger with Griffin Capital Essential Asset REIT, Inc. (“GCEAR”), on March 1, 2021, and as a director of Cole Credit Property Trust V (“CCPT V”) from January 2019 until October 2019. Mr. Ressler co-founded CIM in 1994 and, through an agreement with Orchard Capital, chairs its Executive, Investment, Allocation Real Asset Management Committees as well as Investment Committee/Credit Subcommittee (“ICCS”). CIM Capital, LLC, and its relying advisers (CIM Capital Controlled Company Management, LLC, CIM Capital RE Debt Management, LLC, CIM Capital Real Property Management, LLC, and CIM Capital Securities Management, LLC), CIM Capital IC Management, LLC, and CIM Capital SA Management, LLC, affiliates of CIM, are registered with the SEC as registered investment advisers Mr. Ressler co-founded the predecessor of

OFSAM in 2001 and, through an agreement with Orchard Capital, chairs its executive committee. Mr. Ressler co-founded OCV in 2016 and, through an agreement with Orchard Capital, chairs its executive committee. OCV is a relying adviser of OFS Capital Management, LLC. Prior to founding Orchard Capital, from 1988 until 1994, Mr. Ressler served as Vice Chairman of Brooke Group Limited, the predecessor of Vector Group, Ltd. (NYSE: VGR) and served in various executive capacities at such entity and its subsidiaries. Prior to Vector Group, Ltd., Mr. Ressler was with Drexel Burnham Lambert, Inc., where he focused on merger and acquisition transactions and the financing needs of middle-market companies. Mr. Ressler began his career in 1983 with Cravath, Swaine and Moore LLP, working on public offerings, private placements, and merger and acquisition transactions. Mr. Ressler holds a B.A. degree from Brown University, and J.D. and M.B.A. degrees from Columbia University. Mr. Ressler has in depth knowledge of CIM Urban’s business and operations and has extensive experience with, and knowledge of, business management and finance as a result of his experience with CIM, including as Co Founder thereof.
Avraham Shemesh has served as a director of the Company since March 2014. Mr. Shemesh, Co Founder and a Principal of CIM Group, L.P., has been an active real asset owner and operator for over 29 years. Since co founding CIM Group, L.P. in 1994, Mr. Shemesh has been instrumental in building CIM Group, L.P.’s real estate, infrastructure and debt platforms. He serves on CIM Group, L.P.’s Investment and Real Asset Management Committees as well as the ICCS, providing guidance on the diverse opportunities available across CIM’s various platforms. Mr. Shemesh is responsible for CIM’s long-time relationships with strategic institutions and oversees teams essential to acquisitions, portfolio management and internal and external communication. In addition, Mr. Shemesh has served as a director of CIM Income NAV since January 2019 and of CMFT since March 2019. He served as the Chief Executive Officer and President and as a director of CCIT II from February 2018, and as Chairman of the board of directors of CCIT II from August 2018 until CCIT II’s merger with GCEAR in March 2021. Until the mergers of such entities with and into CMFT in December 2020, he served as the Chief Executive Officer and as a director of CCPT V beginning in March 2018, as Chairman of the board of directors of CCPT V beginning in August 2018, and as a director of CCIT III beginning in January 2019. Prior to CIM Group, L.P., Mr. Shemesh was involved in a number of successful entrepreneurial real estate activities, including co founding Dekel Development, a developer of commercial and multifamily properties in Los Angeles. Mr. Shemesh has in depth knowledge of CIM Urban’s business and operations and has significant experience with the real estate operating process and strategic planning as a result of his experience with CIM Group, L.P., including as Co Founder thereof.
Executive Officers
Set forth below are the names of the persons who are our executive officers as of the date hereof, their ages and their positions with the Company. Each executive officer will serve until his successor is duly appointed, or until his earlier death, resignation or removal from office.

Name	Age	Position
David Thompson	57	Chief Executive Officer
Nathan D. DeBacker	41	Chief Financial Officer
David Thompson has been Chief Executive Officer of the Company since March 2019. Mr. Thompson served as the Chief Financial Officer of the Company from March 2014 to March 2019. Mr. Thompson is also a Principal, Chief Financial Officer of CIM Group, L.P. and serves on CIM Group, L.P.’s Investment, Valuation Committee and the ICCS. He joined CIM Group, L.P. in 2009. In addition, Mr. Thompson has served as the Chief Executive Officer and Trustee of CIM Real Assets & Credit Fund, a closed-ended interval fund that seeks to invest in a mix of institutional-quality real estate and credit assets, since February 2019. Prior to joining CIM Group, L.P. in 2009, Mr. Thompson spent 15 years with Hilton Hotels Corporation, most recently as Senior Vice President and Controller, where he was responsible for worldwide financial reporting, financial planning and analysis, internal control and technical accounting compliance. Mr. Thompson’s experience includes billions of dollars of real estate acquisitions and dispositions, as well as significant capital markets experience. Mr. Thompson began his career as a C.P.A. in the Los Angeles office of Arthur Andersen & Co. Mr. Thompson received a B.S. degree in Accounting from the University of Southern California.
Nathan D. DeBacker has been Chief Financial Officer of the Company since March 2019. Mr. DeBacker has also been the Senior Vice President of Finance & Accounting at CIM Group, L.P. since February 2018 and served as the Chief Financial Officer of CCO Capital, LLC (“CCO Capital”), CIM’s FINRA registered broker-dealer, from February 2018 until December 2020. In addition, Mr. DeBacker has served as the Chief Financial Officer and Treasurer of CIM Income NAV since August 2016. Mr. DeBacker served as the Chief Financial Officer and Treasurer of CCIT II from February 2018 until CCIT II’s merger with GCEAR in March 2021. He also served as the Chief Financial Officer and as a director of each of CCPT V and CCIT III since August 2016 until such entities were merged with and into CMFT in December 2020. From August 2016 to February 2018, Mr. DeBacker served as Senior Vice President and Chief Financial Officer, Cole REITs, of VEREIT, Inc. Mr. DeBacker was the principal at CFO Financial Services, LLC, a certified public accounting firm that provided accounting, payroll, tax, forecasting and planning, business valuation and investment advisory services to individuals and business organizations, from May 2014 until August 2016. Mr. DeBacker was also registered as an investment adviser representative with Archer Investment Corporation, an investment advisory firm that partners with accountants and CPAs to provide investment management solutions for their clients, from November 2015 until August 2016. From December 2005 until May 2014, Mr. DeBacker worked at Cole Capital, the predecessor to CCO Group, and, following the merger with VEREIT, most recently served as vice president of real estate planning and analysis. From 2002 until 2005, Mr. DeBacker worked as an auditor for the independent public accounting firm of Ernst & Young LLP. Mr. DeBacker earned his Bachelor of Science degree in Accounting from the University of Arizona and is a Certified Public Accountant in Arizona.
Corporate Governance
Company Leadership Structure; Board Role in Risk Oversight
Leadership Structure. The Board does not have a formal policy regarding the leadership structure of the Company and whether the roles of chairman and chief executive officer should be separated, but instead believes that these matters should be determined based on a number of different factors and circumstances, including the Company’s position, history, size, culture, stockholder base, board size and board composition and that, as a result, the appropriate structure may change from time to time as circumstances warrant. Currently, the roles of Chairman of the Board and Chief Executive Officer of the Company are separated. Our Chairman of the Board is Mr. Ressler and our Chief Executive Officer is Mr. Thompson.
Risk Oversight. The Company is exposed to a variety of risks. The entire Board regularly assesses major risks facing the Company and reviews options for their mitigation. The Board may appoint a committee to address a specific risk or to oversee the Company’s response to a specific risk. In particular, the Audit Committee of the Board oversees the Company’s policies with respect to risk assessment and risk oversight and oversees risk with respect to financial reporting matters. The Board also relies on management to bring significant matters to its attention.
The Board believes that the Company’s current leadership structure, including the independent Audit Committee oversight function and the open access of the Board to the Company’s executive officers and senior management as the Board determines is appropriate, supports the oversight role of the Board in the Company’s risk management.
Statement on Corporate Governance
Governance Principles. The Board has adopted a set of Governance Principles that provides a framework for the governance of the Company. The Company’s Governance Principles may be found on the Company’s website at https://shareholders.cimcommercial.com/corporate-overview/corporate-governance in the section entitled “Governance Documents.”
Contacting the Board. The Board welcomes your questions and comments. If you would like to communicate directly with the Board, or if you have a concern related to the Company’s business ethics or conduct, financial statements, accounting practices or internal controls, then you may submit your correspondence to the Secretary of the Company, at 17950 Preston Road, Suite 600, Dallas, Texas 75252, or you may call the Ethics Hotline at 1-800-292-4496. All communications will be forwarded to the Audit Committee, which in turn may forward certain communications to the entire Board in its discretion.
Code of Ethics. The Board has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, the Operator and the Administrator, including the Company’s principal executive officer and principal financial and accounting officer (the “Code of Ethics”).
If the Board amends any provisions of the Code of Ethics that applies to the Company’s principal executive officer or any other executive officer of the Company or grants a waiver in favor of any such persons, the Company intends to satisfy its disclosure requirements by disclosing the amendment or waiver in a Current Report on Form 8 K filed with the SEC within four business days following such amendment or waiver.
The Company’s Code of Business Conduct and Ethics may be found on the Company’s website at https://shareholders.cimcommercial.com/corporate-overview/corporate-governance in the section entitled “Corporate Governance—Governance Documents.”
Meetings of the Board
The Board held a total of ten meetings during the year ended December 31, 2020. Each director attended at least 75 percent of the aggregate number of Board meetings and the meetings of committees on which he served during 2020. Directors are encouraged to attend the annual meeting of stockholders of the Company. All members of our Board virtually attended our 2020 annual meeting of stockholders.

Independent Director Meetings
The independent directors have at least one regularly scheduled meeting or executive session per year without the presence of other directors and management. Any independent director can request that an additional executive session be scheduled.
Committees of the Board
The Board has the following standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee.
Audit Committee. The Company has a standing Audit Committee that oversees the accounting and financial reporting processes as well as legal, compliance and risk management matters. The Audit Committee consists of Mr. Eppich (chairman), Mr. Bech and Mr. Golay. The Audit Committee is comprised entirely of directors who meet the independence and financial literacy requirements of Nasdaq and applicable SEC rules. See “—Independence of Directors.” In addition, the Board has determined that Mr. Eppich qualifies as an “audit committee financial expert” as defined in SEC rules.
The Audit Committee’s responsibilities include providing assistance to the Board in fulfilling its responsibilities with respect to oversight of the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent registered public accounting firm’s qualifications, performance and independence, and the performance of the Company’s internal audit function, if any. In accordance with its Audit Committee Charter, the Audit Committee is directly responsible for the appointment and oversight of the independent registered public accounting firm, who reports directly to the Committee, approval of the engagement fee of the independent registered public accounting firm and pre approval of the audit services and any permitted non audit services they may provide to the Company. In addition, the Audit Committee reviews the scope of audits as well as the annual audit plan and evaluates matters relating to the audit and internal controls of the Company. The Audit Committee holds separate executive sessions, outside the presence of executive management, with the Company’s independent registered public accounting firm.
During 2020, the Audit Committee held four meetings.
The charter for the Audit Committee may be found on the Company’s website at https://shareholders.cimcommercial.com/corporate-overview/corporate-governance in the section entitled “Corporate Governance—Governance Documents.”
Compensation Committee. Our Compensation Committee consists of two of our independent directors: Messrs. Golay, who serves as chairman, and Bech. Our Board has adopted a charter for the Compensation Committee that sets forth its specific functions, powers, duties and responsibilities. Among other things, the Compensation Committee charter calls upon the Compensation Committee to:
•In consultation with senior management, establish the Company’s general compensation philosophy and oversee the development, implementation and administration of compensation plans, policies and programs, if any;
•Oversee compliance of all compensation-related disclosure requirements, including producing an annual Compensation Committee Report for inclusion in the Company’s proxy statement in accordance with applicable SEC rules and regulations; and
•Review and make recommendations to the Board regarding any changes in compensation for directors.
During 2020, the Compensation Committee held three meetings.
The charter for the Compensation Committee may be found on the Company’s website at https://shareholders.cimcommercial.com/corporate-overview/corporate-governance in the section entitled “Corporate Governance—Governance Documents.”
Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee is comprised of two of our independent directors: Messrs. Bech, who serves as chairman, and Eppich. The Nominating and Corporate Governance Committee was formed to establish and implement our corporate governance practices and to nominate individuals for election to the Board. Our Nominating and Corporate Governance Committee operates pursuant to a written charter adopted by our Board. Among other things, the committee charter calls upon the Nominating and Corporate Governance Committee to: (i) periodically review the size and composition of the Board and recommend to the Board such modifications to its size and/or composition as are determined by the Committee to be necessary or desirable; (ii) recommend to the Board the director nominees for the next annual meeting of stockholders; and (iii) develop and recommend to the Board a set of corporate governance principles applicable to the Company.

During 2020, the Nominating and Corporate Governance Committee held two meetings.
The charter for the Nominating and Corporate Governance Committee may be found on the Company’s website at https://shareholders.cimcommercial.com/corporate-overview/corporate-governance.
Director Nomination Procedures
Director Qualifications. The Nominating and Corporate Governance Committee believes that each member of the Board must possess high personal and professional ethics, integrity and values, and be committed to representing the long term interests of the stockholders, as well as an inquisitive mind, an objective perspective, practical wisdom and mature judgment. In addition, directors must be willing to devote sufficient time carrying out their duties and responsibilities effectively. The Nominating and Corporate Governance Committee is committed to diversity on the Board, values diversity and believes the Board should reflect an appropriate diversity of viewpoints, background, experience, ethnicity, gender, culture and other demographics.
Identifying and Evaluating Nominees. The Nominating and Corporate Governance Committee may consider those factors it deems appropriate in evaluating director candidates as outlined above. The skills and personality of each director should fit with those of the other directors in building a Board that is effective, collegial and responsive to the needs of the Company. The Nominating and Corporate Governance Committee may consider candidates for the Board from any reasonable source, including current board members, stockholders, professional search firms or other persons. The Nominating and Corporate Governance Committee does not evaluate candidates differently based on who has made the recommendation. The Nominating and Corporate Governance Committee may hire and pay a fee to consultants or search firms to assist in the process of identifying and evaluating candidates; however, no such consultant or search firm was engaged in the year ended December 31, 2020.
Stockholder Nominees. The Nominating and Corporate Governance Committee will consider properly submitted stockholder nominees for election to the Board and will apply the same evaluation criteria in considering such nominees as it would to persons nominated under any other circumstances. Any stockholder nominations proposed for consideration by the Nominating and Corporate Governance Committee should include the nominee’s name and sufficient biographical information to demonstrate that the nominee meets the qualification requirements for board service as set forth under “—Director Qualifications.” The nominee’s written consent to the nomination should also be included with the nomination submission, which should be sent in accordance with the provisions of our bylaws and addressed to: Mr. Nathan De Backer, Secretary of the Company, 17950 Preston Road, Suite 600, Dallas, Texas 75252.
Additional information regarding submitting stockholder proposals is set forth in our bylaws. Stockholders may request a copy of our bylaws from the Company’s Secretary at Mr. Nathan DeBacker Secretary of the Company, CIM Commercial Trust Corporation, 17950 Preston Road, Suite 600, Dallas, Texas 75252.
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
Based solely upon a review of these reports, and upon representations from certain of such persons, we believe that all SEC ownership reporting requirements applicable to our directors, executive officers and beneficial owners of more than 10% of our Common Stock were satisfied on a timely basis during and with respect to the fiscal year ended December 31, 2020.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Background
This Compensation Discussion and Analysis relates to compensation paid to the Company’s named executive officers during fiscal year 2020.

2020 Named Executive Officers
The following individuals were our named executive officers for 2020:

Name	Position
David Thompson	Chief Executive Officer
Jan F. Salit*	President and Secretary
Nathan D. DeBacker	Chief Financial Officer
___________________
*    Mr. Salit retired in September 2020
The Company is externally operated by the Operator, an affiliate of CIM Group, L.P. In addition, the Administrator, a subsidiary of CIM Group, provides certain administrative services to the Company and its subsidiaries. Mr. Thompson, the Chief Executive Officer, and Mr. DeBacker, Chief Financial Officer, are employed by an affiliate of the Operator and the Administrator and their compensation is determined by, and paid to them directly by, such affiliate. The Company did not pay Mr. Thompson or Mr. DeBacker any compensation in 2020. Therefore, their compensation is not discussed in this Compensation Discussion and Analysis. Mr. Salit was jointly employed by the Company and CIM SBA Staffing, LLC (“CIM SBA”) during the period from January 1, 2020 until September 16, 2021, at which time Mr. Salit retired. As discussed in “Related Person Transactions—Transactions with Related Persons,” his cash compensation, including a payment made to him in connection with his retirement, was paid by CIM SBA and was, in turn, partially reimbursed by the Company. Accordingly, his 2020 compensation is described in this Compensation Discussion and Analysis and accompanying tables.
Role of Management in the Compensation Setting Process
The Chairman of the Board discussed historical compensation practices and the Company’s annual incentive compensation history with Mr. Salit. The Chairman considered Mr. Salit’s input and made recommendations to the Compensation Committee with respect to the amount of Mr. Salit’s 2020 payment upon his retirement. Mr. Salit did not receive any annual incentive compensation during 2020. .
Stockholder Advisory Vote
Because stockholders expressed support for the Company’s executive compensation programs in 2020 by approving, on an advisory basis, the Company’s 2019 executive compensation and because Mr. Salit’s terms of employment were governed by the terms of his then effective employment agreement, the Compensation Committee did not make any changes to the Company’s executive compensation programs in 2020.
Compensation Policies and Practices in Relation to Risk Management
As of December 31, 2020, the Company had four employees. Accordingly, the Compensation Committee does not believe that the Company’s compensation policies and practices are reasonably likely to have a material adverse effect on the Company.
Use of Independent Compensation Consultant
The Compensation Committee did not engage the services of an independent compensation consultant in 2020 when determining Mr. Salit’s 2020 compensation.
Determining 2020 Executive Compensation
As described above, Messrs. Thompson and DeBacker are employed and paid by an affiliate of the Operator and the Administrator and, therefore, their 2020 compensation is not discussed herein. The Compensation Committee determined the amount of the payment that was made to Mr. Salit in connection with his retirement.
2020 Base Salary
The Board did not make any adjustments to Mr. Salit’s base salary rate of $450,000 per annum for 2020.
2020 Annual Cash Incentive
Mr. Salit retired in September 2020 and was not awarded any cash incentive for 2020. Mr. Salit received a $450,000 payment (representing one year of his base salary), less applicable taxes, upon his retirement in September 2020 after having satisfied certain conditions, including his execution of an agreement with the Company that contained, among other things, mutual release and non-disparagement provisions.
Severance and Change in Control Agreements
Mr. Salit’s employment agreement with the Company provided for a severance payment as specified therein.
Tax Considerations
Internal Revenue Code Section 162(m) generally limits the deductibility of compensation paid to certain executive officers in excess of $1,000,000 in any one year. The exemption from Section 162(m)’s deduction limit for performance based compensation has generally been repealed pursuant to the Tax Cut and Jobs Act of 2017, effective for years beginning after December 31, 2017, and the group of covered executive officers has been expanded to include the chief financial officer and certain former executive officers. Therefore, compensation (including performance-based compensation) paid to covered executive officers in excess of $1,000,000 in calendar year 2018 and subsequent calendar years generally will not be deductible unless it qualifies for transition relief. In 2020, the Compensation Committee was aware of the impact of the Tax Cuts and Jobs Act of 2017, but our named executive officers did not receive compensation from the Company in excess of the $1,000,000 limit. The Compensation Committee will continue to consider the tax consequences when determining named executive officer compensation, including in light of the changes to Section 162(m) under the Tax Cuts and Jobs Act of 2017. As in the past, the Board, upon the recommendation of the Compensation Committee, reserves the right to make compensation payments that are nondeductible.
Hedging and Pledging Restrictions
The Company believes it is inappropriate for any director, officer or employee of the Company to enter into speculative transactions in the Company’s equity securities. The Company’s Trading Policy prohibits all such persons, and members of their households or immediate family (spouse and minor children), from engaging in all speculative financial transactions involving securities of the Company, including buying and selling put and call options or engaging in short selling, and hedging transactions with respect to securities of the Company, including purchasing financial instruments or entering into transactions (such as prepaid variable forward contracts, equity swaps, collars and exchange funds) designed to hedge or offset any decrease in the market value of equity securities of the Company. Holding and exercising options or other securities granted under any equity incentive plan of the Company are not prohibited by the Company’s Trading Policy.
Additionally, the Company’s Trading Policy permits pledging of securities of the Company only with the approval of an attorney designated by the Company.
Compensation Committee Interlocks and Insider Participation
Our Compensation Committee is comprised of two of our independent directors. Neither of them (1) has at any time served as an officer or employee of the Company or (2) has or had any relationship requiring disclosure pursuant to the SEC’s rules regarding related party transactions (i.e., Item 404(a) of Regulation S-K). None of our executive officers has served as a director or member of the Compensation Committee of any entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee.
Compensation Committee Report
The Compensation Committee has furnished the following report. The information contained in this “Compensation Committee Report” is not to be deemed “soliciting material” or “filed” with the SEC, nor is such information to be incorporated by reference into any future filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filings.
The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with management. Based on such review and discussions, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Amendment.
COMPENSATION COMMITTEE
Frank Golay, Chairman
Douglas Bech

Summary Compensation Table
The table below sets forth information concerning compensation of each of our named executive officers for the years ended December 31, 2020, 2019 and 2018, respectively. As described in the Compensation Discussion and Analysis, Messrs. Thompson and DeBacker are employed by an affiliate of the Operator and the Administrator and their compensation is determined by, and paid to them directly by, such affiliate. The Company did not pay Messr. Thompson or DeBacker any compensation in 2020. The Company had an employment agreement with Mr. Salit, which is described below under “—Potential Payments Upon Termination or Change in Control.” Mr. Salit retired effective as of September 16, 2020. As described in the Compensation Discussion and Analysis, Mr. Salit’s cash compensation was paid by CIM SBA in 2020. As described above, of the compensation paid by CIM SBA in 2020, approximately $357,000 has been allocated by the Company to CIM SBA for Mr. Salit’s time on matters relating to CMCT during the year ended December 31, 2020.

Name and Principal Position	Year	Salary	Bonus (2)	Stock Awards	All Other Compensation(3)	Total
David Thompson	2020	$—	$—	$—	$—	$—
Chief Executive Officer*	2019	$—	$—	$—	$—	$—
	2018	$—	$—	$—	$—	$—
Jan F. Salit (1)	2020	$318,750	$—	$—	$533,700	$852,450
President and Secretary	2019	$450,000	$250,000	$—	$54,886	$754,886
	2018	$450,000	$250,000	$—	$54,525	$754,525
Nathan D. DeBacker	2020	$—	$—	$—	$—	$—
Chief Financial Officer*	2019	$—	$—	$—	$—	$—
	2018	$—	$—	$—	$—	$—
___________________
*    On March 29, 2019, Mr. Thompson, the Chief Financial Officer of the Company from March 2014 to March 2019, was promoted to the position of Chief Executive Officer of the Company and Mr. DeBacker was appointed as the Chief Financial Officer of the Company.
(1)These amounts represent the aggregate amount of compensation earned for services rendered pursuant to Mr. Salit’s employment agreement with the Company. Mr. Salit performed services for CIM Group and its affiliates from time to time in 2018 and 2019. The Company only records expense for amounts paid by CIM SBA for services rendered by Mr. Salit on behalf of the Company. As a result, the expense the Company recorded for Mr. Salit’s time was approximately $357,000, $325,000 and $412,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Mr. Salit received a $450,000 payment, representing one year of his base salary, upon his retirement in September 2020.
(2)Mr. Salit did not receive any cash incentive from the Company for 2020 as described in “—Compensation Discussion and Analysis—Determining 2020 Executive Compensation—2020 Annual Cash Incentive.” The bonuses of $250,000 and $200,000 for 2019 and 2018, respectively, included in the table were in each case paid by CIM SBA. Please also see footnote (1) above.
(3)See table below for a breakdown of all other compensation.
All other compensation paid to the Company’s named executive officers in the table above consisted of the following:

Name	Year	Unused Vacation Pay	Tax Qualified 401(k) Plan		Automobile Allowance	Other		Total
Jan F. Salit	2020	$78,750	$—	(1)	$4,950	$450,000	(2)	$533,700
	2019	$21,635	$26,651	(1)	$6,600	$—		$54,886
	2018	$21,635	$26,290	(1)	$6,600	$—		$54,525
___________________
(1)CIM Group, on behalf of CIM SBA, has reimbursed and will reimburse the Company for a portion of the amounts for the years ended December 31, 2019 and 2018 for the time that Mr. Salit spent on matters relating to CIM. The reimbursable amount is included as part of the amounts identified in Note 1 to the Summary Compensation Table above.
(2)Mr. Salit received a $450,000 payment (representing one year of his base salary), less applicable taxes, upon his retirement in September 2020 after having satisfied certain conditions, including his execution of an agreement with the Company that contained, among other things, mutual release and non-disparagement provisions. Related to this payment, $287,000 was borne by the Company based on the time that Mr. Salit devoted to the Company relative to other matters relating to CIM Group.

Grants of Plan Based Awards
There were no grants of equity awards to our named executive officers during 2020.
Outstanding Equity Awards at Fiscal Year End
There were no outstanding equity awards as of December 31, 2020.
Option Exercises and Stock Vested in 2020
There were no restricted share awards that vested during the fiscal year ended December 31, 2020.
Potential Payments Upon Termination or Change in Control
Mr. Salit was party to an executive employment agreement (an “Executive Employment Agreement”) that became effective on March 11, 2014.
Under the Executive Employment Agreement, if Mr. Salit was unable to perform his services due to illness or total incapacity, Mr. Salit was entitled to receive his full salary for up to one year of such incapacity, reduced by any amounts paid by any Company provided insurance. If Mr. Salit’s total incapacity continued beyond one year and he was not thereafter able to devote full time to his employment with the Company, then his employment and his Executive Employment Agreement would have terminated. If Mr. Salit died during his employment with the Company before reaching the age of seventy, his estate would have been entitled to a payment of two times his annual salary plus unused vacation pay. In the event that Mr. Salit’s employment was terminated by the Company for “cause”, or if Mr. Salit resigned his employment with the Company, he would have been entitled to receive only his base salary then in effect, prorated to the date of termination, and all benefits accrued through the date of termination. If the Company terminated Mr. Salit’s employment without Cause, Mr. Salit would have been entitled to receive a severance payment in an amount equal to his annual base salary then in effect, paid out in a lump sum on the 60th day following his termination date, conditioned upon the execution of a general release of claims.
Mr. Salit received a $450,000 payment (representing one year of his base salary), less applicable taxes, upon his retirement in September 2020 after having satisfied certain conditions, including his execution of an agreement with the Company that contained, among other things, mutual release and non-disparagement provisions. Of that amount, $287,000 was recorded as expense of the Company during the year ended December 31, 2020.
As of December 31, 2020, the Company has no obligations, contingent or otherwise, to Mr. Salit.
Equity Incentive Plan Compensation and Awards
There were no equity awards granted to Mr. Salit during the year ended December 31, 2020.
Director Compensation
The Company uses a combination of cash and share based compensation to attract and retain qualified candidates to serve on the Board. In setting compensation for the Company’s independent directors of the Board, the Compensation Committee considers, among other things, the substantial time commitment on the part of the directors in fulfilling their duties as well as the skill level it requires of directors. In addition, all directors of the Board are reimbursed by the Company for their expenses related to attending meetings of the Board and its committees.
The independent directors are compensated according to the following schedule:

Annual board retainer	$55,000
Annual audit committee chair retainer	$20,000
The annual board retainer and the annual audit committee chairman retainer are payable quarterly in advance. No separate retainer is paid for an independent director’s serving as chair of the Compensation Committee or the Nominating and Corporate Governance Committee.
The compensation arrangement for each independent director in 2021 is expected to be substantially the same as the annualized compensation arrangement for the independent directors in 2020, which is set forth in the table below:

Director Compensation in 2020

Name	Fees Earned or Paid in Cash	Share Awards (1)	Total
Robert Cresci	$75,000	$54,999	$129,999
Douglas Bech	$55,000	$54,999	$109,999
Frank Golay, Jr.	$55,000	$54,999	$109,999
Kelly Eppich	$55,000	$54,999	$109,999
___________________
(1)Represents the grant date fair value of the restricted shares or share options, as the case may be, for purposes of ASC Topic 718, Compensation—Stock Compensation. Each of the independent directors received a grant of 5,478 restricted shares of Common Stock on May 7, 2020. The grant date fair value of the restricted shares is based on the per share closing price of our Common Stock on May 7, 2020, which was $10.04.
Messrs. Kuba, Ressler and Shemesh did not receive any cash compensation (other than the reimbursement of expenses related to attending meetings of the Board and its committees) for their service as directors in the year ended December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Directors and Executive Officers
The following table sets forth information regarding the beneficial ownership of our Common Stock, Series A Preferred Stock, $0.001 par value per share (“Series A Preferred Stock”), Series D Preferred Stock, $0.001 par value per share (“Series D Preferred Stock”), and Series L Preferred Stock, $0.001 par value per share (“Series L Preferred Stock”), as of April 29, 2021 by (1) each named executive officer, (2) each current director and (3) all executive officers and directors as a group. In each case, the percent of class owned reflects the number of shares of Common Stock outstanding as of April 29, 2021.

	Common Stock			Series A Preferred Stock		Series D Preferred Stock		Series L Preferred Stock
Name of Beneficial Owner	No. of Shares		Percent of Class	No. of Shares	Percent of Class	No. of Shares	Percent of Class	No. of Shares	Percent of Class
David Thompson	7,500		*	—	—	—	—	—	—
Nathan D. DeBacker	3,000		*	—	—	—	—	—	—
Richard Ressler	2,956,667	(1)(2)	19.9%	—	—	—	—	—	—
Avraham Shemesh	2,951,652	(1)(3)	19.9%	—	—	—	—	—	—
Shaul Kuba	2,951,652	(1)(3)	19.9%	—	—	—	—	—	—
Douglas Bech	12,769		*
Marcie L. Edwards	—		—	—	—	—	—	—	—
Kelly Eppich	18,169		*	—	—	—	—	—	—
Frank Golay, Jr.	13,103		*	—	—	—	—	—	—
Directors and Executive Officers as a group (9 persons)	3,021,616		20.4%	—	—	—	—	—	—
___________________
*    Less than 1%.
(1)CIM Group, LLC is the sole equity member of each of CIM Service Provider, LLC, CIM Urban Sponsor, LLC and CIM Capital, LLC. Because of their positions with CIM Group, LLC, Shaul Kuba, Richard Ressler and Avraham Shemesh, the founders of CIM Group, LLC, may be deemed to beneficially own the 2,586,371 shares of Common Stock (17.4%) and 11,273 shares of Series A Preferred Stock (0.17%) owned directly by CIM Service Provider, LLC, the 156,728 shares of Common Stock (1.1%) owned directly by CIM Urban Sponsor, LLC and the 203,349 shares of Common Stock (1.4%) and 287,199 shares of Series A Preferred Stock (4.23%) owned directly by CM Capital, LLC, Messrs. Ressler, Shemesh and Kuba have shared voting and investment power over all of these shares. Each of Messrs. Ressler, Shemesh and Kuba disclaims beneficial ownership of all of these shares except to the extent of his pecuniary interest therein.

(2)Mr. Ressler has sole voting and investment power over 10,219 shares of Common Stock held by a subsidiary of a trust formed by Mr. Ressler for the benefit of his family members.
(3)Each of Messrs. Shemesh and Kuba have shared voting and investment power over 5,204 shares of Common Stock held by each of their respective family trusts, with respect to which they were grantors.
Beneficial Owners of More than 5% of our Common Stock
The following table sets forth certain information regarding the beneficial ownership of our Common Stock, Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock based on filings with the SEC as of April 29, 2021 by each person known by us to beneficially own more than 5% of our Common Stock. In each case, the percent of class owned reflects the number of shares of Common Stock outstanding as of April 29, 2021.

	Common Stock			Series A Preferred Stock		Series D Preferred Stock		Series L Preferred Stock
Name and Address of Beneficial Owner	No. of Shares		Percent of Class	No. of Shares	Percent of Class	No. of Shares	Percent of Class	No. of Shares	Percent of Class
Richard Ressler (1)	2,956,667	(2)(3)	19.9%	298,472	4.4%	—	—	—	—
Avraham Shemesh (1)	2,951,652	(2)(4)	19.9%	298,472	4.4%	—	—	—	—
Shaul Kuba (1)	2,951,652	(2)(4)	19.9%	298,472	4.4%	—	—	—	—
CIM Service Provider, LLC (1)	2,586,371		17.4%	11,273	0.17%	—	—	—	—
Arnaud Ajdler Engine Capital Management GP, LLC Engine Investments, LLC Engine Capital Management, LP 1345 Avenue of the Americas, 33rd Floor New York, New York 10105	910,732	(5)	6.1%	—	—	—	—	—	—
PGGM Vermogensbeheer B.V. Noordweg Noord 150 3704 JG Zeist, The Netherlands	783,614	(6)	5.3%	—	—	—	—	—	—
Treasurer of the State of North Carolina 3200 Atlantic Avenue Raleigh, North Carolina 27604	783,614	(7)	5.3%	—	—	—	—	—	—
Lionbridge Ravenswood 13D Group Gregory Morillo c/o Lionbridge Capital I, LP 600 Madison Avenue, 15th Floor New York, New York 10022 Robotti & Company, Incorporated One Grand Central Place 60 East 42nd Street, Suite 3100 New York, NY 10165-0057	747,509	(8)	5.0%
___________________
(1)The business address of Messrs. Ressler, Shemesh and Kuba, for the purposes hereof, and the address of CIM Service Provider, LLC, is c/o CIM Group, LLC, 4700 Wilshire Boulevard, Los Angeles, California 90010.
(2)CIM Group, LLC is the sole equity member of each of CIM Service Provider, LLC and CIM Urban Sponsor, LLC. Because of their positions with CIM Group, LLC, Shaul Kuba, Richard Ressler and Avraham Shemesh, the founders of CIM Group, LLC, may be deemed to beneficially own the 2,586,371 shares of Common Stock (17.4%) owned directly by CIM Service Provider, LLC and the 156,728 shares of Common Stock (1.1%) owned directly by CIM Urban Sponsor, LLC. Messrs. Ressler, Shemesh and Kuba have shared voting and investment power over all these shares. Each of Messrs. Ressler, Shemesh and Kuba disclaims beneficial ownership of all of these shares except to the extent of his pecuniary interest therein.
(3)Mr. Ressler has sole voting and investment power over 10,219 shares of Common Stock held by a subsidiary of a trust formed by Mr. Ressler for the benefit of his family members.
(4)Each of Messrs. Shemesh and Kuba have shared voting and investment power over 5,204 shares of Common Stock held by each of their respective family trusts, with respect to which they were grantors.
(5)This information is based solely upon information contained in a Schedule 13D filed with the SEC on December 11, 2020 by Mr. Ajdler, Engine Capital Management GP, LLC, Engine Investments, LLC, Engine Capital Management, LP, Engine Capital, L.P. and Engine Jet Capital, L.P. Mr. Ajdler serves as the managing member of each of Engine Capital

Management GP, LLC and Engine Investments, LLC and the managing partner of Engine Capital Management, LP. Engine Capital Management GP, LLC serves as the general partner of Engine Capital Management, LP, which serves as the investment manager of each of Engine Capital, L.P. and Engine Jet Capital, L.P. Engine Investments, LLC serves as the general partner of each of Engine Capital, L.P. and Engine Jet Capital, L.P. By virtue of these relationships, Mr. Ajdler, Engine Capital Management GP, LLC, Engine Investments, LLC and Engine Capital Management, LP may be deemed to beneficially own the 749,179 shares of Common Stock (5.1%) owned directly by Engine Capital, L.P. and the 161,553 shares of Common Stock (1.1%) owned directly by Engine Jet Capital, L.P.
(6)This information is based solely upon information contained in a Schedule 13G/A filed with the SEC on October 10, 2019 by PGGM Vermogensbeheer B.V., acting in its capacity as legal representative of Stichting Depositary PGGM Private Real Estate Fund.
(7)This information is based solely upon information contained in a Schedule 13G filed with the SEC on March 22, 2019 by the Treasurer of the State of North Carolina.
(8)Lionbridge Capital, LP, Lionbridge Capital I, LP, Lionbridge GP, LLC, Lionbridge Capital GP, LLC, Lionbridge Asset Management, LLC and Gregory Morillo (each of the foregoing having an address of 600 Madison Avenue, 15th Floor, New York, New York 10022); Ravenswood Investment Company, L.P., Ravenswood Investments III, L.P., Ravenswood Management Company, L.L.C., Robotti & Company Advisors, LLC, Robotti Securities, LLC, Robotti & Company, Incorporated, Robert E. Robotti and John S. Moran (each of the foregoing having an address of c/o Robotti & Company, Incorporated, One Grand Central Plaza, 60 East 42nd Street, Suite 3100, New York, New York 10165); Kenneth R. Wasiak Sr. (having an address of 104 Gloucester Road, Massapequa, New York 11758); Thomas D. Ferguson (having an address of c/o 511 Partners, LLC, 3889 Maple Ave, Suite 350, Dallas, Texas 75219), Mark C. Gelnaw (having an address of 19100 SE County Line Rd, Tequesta, Florida 33469), Raymond V. Marino II (having an address of 1600 West Hillsdale Blvd., Suite 204, San Mateo, California 94402) and James O’Leary (having an address of 1355 Lake Park Drive, Birmingham, Michigan 48009) may each be deemed to beneficially own 747,509 shares (5.0%) of Common Stock owned by each of them and all of them by virtue of a Joint Filing and Solicitation Agreement, dated as of December 31, 2020, by and among such persons and entities, and a Coordination Agreement, dated as of November 20, 2020, by and between Lionbridge Capital LP and Robotti & Company Advisors, LLC.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
Asset Management and Other Fees to Related Parties
In December 2015, CIM Urban and CIM Capital, LLC (formerly CIM Investment Advisors, LLC), an affiliate of CIM Group (“CIM Capital”), entered into an Investment Management Agreement, pursuant to which CIM Urban engaged CIM Capital to provide certain services to CIM Urban. On January 1, 2019, CIM Capital assigned its duties under the Investment Management Agreement to its four wholly-owned subsidiaries: CIM Capital Securities Management, LLC, a securities manager, CIM Capital RE Debt Management, LLC, a debt manager, CIM Capital Controlled Company Management, LLC, a controlled company manager, and CIM Capital Real Property Management, LLC, a real property manager. The “Operator” refers to CIM Investment Advisors, LLC from December 10, 2015 to December 31, 2018 and to CIM Capital and its four wholly-owned subsidiaries on and after January 1, 2019. For the years ended December 31, 2020 and December 31, 2019, the Operator earned asset management fees of $9,511,000 and $12,019,000, respectively. For the year ended December 31, 2020, we issued to the Operator 203,349 shares of our Common Stock, in lieu of cash payment of the asset management fee for the first quarter of 2020, and 287,199 shares of our Series A Preferred Stock, in lieu of cash payment of the asset management fee for the second, third and fourth quarters of 2020. It is likely that we will seek to pay some or part of the asset management fees for part of the year ending December 31, 2021 in shares of Series A Preferred Stock.
Affiliates of CIM Group (collectively, the “CIM Management Entities”) provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $1,670,000 and $2,562,000 for the years ended December 31, 2020 and 2019, respectively. CIM Urban also reimbursed the CIM Management Entities $3,356,000 and $5,852,000 during the years ended December 31, 2020 and 2019, respectively, for onsite management costs incurred on behalf of CIM Urban, which are included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $112,000 and $658,000 for the years ended December 31, 2020 and 2019, respectively, which were capitalized to deferred charges. In addition, the CIM Management Entities earned construction management fees of $344,000 and $525,000 for the years ended December 31, 2020 and 2019, respectively, which were capitalized to investments in real estate.
On March 11, 2014, CIM Commercial and its subsidiaries entered into the Master Services Agreement with the Administrator pursuant to which the Administrator provides or arranges for other service providers to provide management and administration services to CIM Commercial and its subsidiaries. Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the administrator of Urban Partners GP, LLC. Under the Master Services Agreement, CIM Commercial pays a base service fee (the “Base Service Fee”) to the Administrator initially set at $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. For the years ended December 31, 2020 and 2019, the Administrator earned a Base Service Fee of $282,000 and $1,102,000, respectively. For the year ended December 31, 2020, we issued to the Administrator 11,273 shares of Series A Preferred Stock in lieu of cash as payment of the Base Service Fee in respect of the first fiscal quarter. On May 11, 2020, the Master Services Agreement was amended to replace the Base Service Fee with an incentive fee (the “Incentive Fee”) pursuant to which the Administrator receives, on a quarterly basis, 15.00% of CIM Commercial’s quarterly core funds from operations in excess of a quarterly threshold equal to 1.75% (i.e., 7.00% on an annualized basis) of CIM Commercial’s average adjusted common stockholders’ equity (i.e., common stockholders’ equity plus accumulated depreciation and amortization) for such quarter. The amendment was effective as of April 1, 2020. The Administrator did not earn an Incentive Fee during the year ended December 31, 2020. Based on the expected performance of the Company for 2021, we do not anticipate that any Incentive Fee will be payable in respect of the year ended December 31, 2021.
In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and/or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered by the Base Service Fee. During the years ended December 31, 2020 and 2019, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, operational and on-going support in connection with the Company’s offering of Series A Preferred Stock. The Administrator’s compensation is based on the salaries and benefits of the employees of the Administrator and/or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). For the years ended December 31, 2020 and 2019, we expensed $2,243,000 and $2,577,000, respectively, for such services, which are included in asset management and other fees to related parties.
On January 1, 2015, CIM Commercial entered into a Staffing and Reimbursement Agreement with CIM SBA, an affiliate of CIM Group, and our subsidiary, PMC Commercial Lending, LLC. The agreement provides that CIM SBA will provide personnel and resources to the Company and the Company will reimburse CIM SBA for the costs and expenses of providing such personnel and resources. For the years ended December 31, 2020 and 2019, the Company incurred expenses related to services subject to reimbursement by the Company under the agreement of $3,491,000 and $2,382,000, respectively, included as expense reimbursements to related parties – lending segment. In addition, for the years ended December 31, 2020 and 2019, the Company deferred personnel costs of $136,000 and $112,000, respectively, associated with services provided for originating loans.
On May 10, 2018, the Company entered into the wholesaling agreement (the “Wholesaling Agreement”) with International Assets Advisors, LLC (“IAA”) and CCO Capital. CCO Capital is a registered broker dealer and is under common control with the Operator and the Administrator. IAA was the exclusive dealer manager for the Company’s public offering of units, with each unit consisting of (i) one share of Series A Preferred Stock and (ii) one warrant to purchase 0.25 of a share of Common Stock until May 31, 2019 (the “Series A Preferred Units”). Under the Wholesaling Agreement, among other things, CCO Capital, in its capacity as the wholesaler for the offering, assisted IAA with the sale of Series A Preferred Units. In exchange for such services, IAA paid CCO Capital a fee equal to 2.75% of the selling price of each Series A Preferred Unit for which a sale was completed, reduced by any applicable fee reallowances payable to soliciting dealers pursuant to separate soliciting dealer agreements between IAA and soliciting dealers. The foregoing fee was reduced, and may have been exceeded, by a fixed monthly payment by CCO Capital to IAA for IAA’s services in connection with periodic closings and settlements for the offering.
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
On January 28, 2020, the Company entered into the Second Amended and Restated Dealer Manager Agreement, pursuant to which CCO Capital acts as the exclusive dealer manager for the Company’s public offering of its Series A Preferred Stock and Series D Preferred Stock. In connection with such agreement, the Assignment Agreement was terminated effective as of January 28, 2020. On April 9, 2020, the Company entered into an Amendment No. 1 to the Second Amended and Restated Dealer Manager Agreement pursuant to which the selling commissions payable to CCO Capital increased from up to 5.50% to up to 7.00% of the gross offering proceeds from shares of Series A Preferred Stock sold in the offering, subject to limited exceptions.

In connection with the execution of the Assignment Agreement, the Company terminated the Wholesaling Agreement effective as of May 31, 2019. In connection with the offering of the Series A Units, Series A Preferred Stock and Series D Preferred Stock, at December 31, 2020 and 2019, $1,500,000 and $621,000, respectively, was included in deferred costs as reimbursable expenses incurred pursuant to the Master Services Agreement and the then applicable dealer manager agreement with CCO Capital, of which $668,000 and $169,000, respectively, was included in due to related parties. CCO Capital incurred non-issuance specific costs of $99,000 and $0 for the years ended December 31, 2020 and 2019, respectively.
At December 31, 2020 and 2019, upfront dealer manager and trailing dealer manager fees of $493,000 and $0, respectively, were included in due to related parties. CCO Capital earned upfront dealer manager and trailing dealer manager fees of $1,149,000 and $1,121,000 for the years ended December 31, 2020 and 2019, respectively.
Other
On October 1, 2015, an affiliate of CIM Group entered into a 5-year lease renewal with respect to a property owned by the Company, which lease was amended to a month-to-month term in February 2019. For the years ended December 31, 2020 and 2019, the Company recorded rental and other property income related to this tenant of $87,000 and $112,000, respectively.
On May 15, 2019, CIM Group entered into an approximately eleven-year lease for approximately 32,000 rentable square feet with respect to a property owned by the Company. The lease was amended on August 7, 2019 to reduce the rentable square feet to approximately 30,000 rentable square feet. For the years ended December 31, 2020 and December 31, 2019, we recorded rental and other property income related to this tenant of 1,500,000 and $932,000, respectively.
Review, Approval and Ratification of Transactions with Related Persons
The Board has adopted a written related person transaction policy. Under the policy, a “Related Person Transaction” includes certain transactions, arrangements or relationships (or any series of similar transactions, arrangements or relationships) in which the Company (including any of its subsidiaries) was, is or will be a participant, and in which a related person had, has or will have a direct or indirect material interest.
A “Related Person” is:
Any person who was in any of the following categories during the applicable period:
•a director or nominee for director;
•any executive officer; or
•any immediate family member of a director or executive officer, or of any nominee for director, which means any child, stepchild, parent, stepparent, spouse, sibling, mother in law, father in law, son in law, daughter in law, brother in law, or sister in law of the director, executive officer, or nominee for director and any person (other than a tenant or employee) sharing the household of such security holder.
Any person who was in any of the following categories when a transaction in which such person had a direct or indirect material interest occurred or existed:
•any person who is known to the Company to be the beneficial owner of more than 5% of our shares; and
•any immediate family member of any such security holder, which means any child, stepchild, parent, stepparent, spouse, sibling, mother in law, father in law, son in law, daughter in law, brother in law, or sister in law of such security holder and any person (other than a tenant or employee) sharing the household of such security holder.
A person who has a position or relationship within a firm, corporation or other entity that engages in a transaction with the Company will not be deemed to have an “indirect material interest” within the meaning of “Related Person Transaction” when:
The interest arises only:
•from such person’s position as a director of another corporation or organization that is a party to the transaction; or
•from the direct or indirect ownership by such person and all other persons specified in the definition of “Related Person” in the aggregate of less than 10% equity interest in another person (other than a partnership) which is a party to the transaction; or
•from both such position and ownership; or

•from such person’s position as a limited partner in a partnership in which the person and all other persons specified in the definition of “Related Person” have an interest of less than 10%, and the person is not a general partner of and does not hold another position in the partnership.
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
Independence of Directors
Under the corporate governance standards of Nasdaq, a majority of the members of the Board must be independent. In making independence determinations, the Board observes all criteria for independence established by the SEC and Nasdaq. As part of such review, the Board considers transactions and relationships between each director or any member of his or her immediate family and the Company, including (if applicable) those reported under “Related Person Transactions.” The purpose of such review is to determine whether any such relationships or transactions are inconsistent with a determination that a director is independent. Based on the foregoing, the Board has determined that each of Messrs. Bech, Eppich and Golay and Ms. Edwards are independent directors.
Item 14. Principal Accountant Fees and Services
Principal Accounting Firm Fees
Aggregate fees for services rendered to the Company for the years ended December 31, 2020 and 2019 by the Company’s principal accounting firm for such years, Deloitte & Touch, LLP (“Deloitte”) and BDO USA, LLP (“BDO”), respectively, were as follows:

	Year Ended December 31,
Type of Service	2020	2019
Audit fees (1)(2)	$726,094	$908,722
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$726,094	$908,722
___________________
(1)Audit fees consisted of professional services performed in connection with (i) the audit of the Company’s annual financial statements and internal control over financial reporting, (ii) the statutory audits of the financial statements of two subsidiaries of the Company in 2020 and 2019 (iii) the review of financial statements included in its quarterly reports on Form 10 Q (iv) procedures related to consents and assistance with and review of documents filed with the SEC and (v) other services related to (and necessary for) the audit of the Company’s financial statements and (vi) agreed-upon-procedures in 2020 and 2019 in connection with a securitization completed by a subsidiary of the Company in 2018.
(2)$418,600 of the 2020 Audit Fees were billed by Deloitte and $307,494 of the 2020 Audit Fees were billed by BDO.
Pre‑Approval Policies
The Audit Committee’s charter requires review and pre-approval by the Audit Committee of all audit and permissible non-audit services provided by our outside auditors. The Audit Committee pre-approved all audit services provided by our outside auditors during fiscal years 2020 and 2019 and the fees paid for such services. The Audit Committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided that any such approvals are presented to the Committee at its next scheduled meeting.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    The Report of Independent Registered Public Accounting Firm issued by BDO attached to this Amendment and the documents set forth in subpart (b) below are filed as part of this Amendment.
(b)    Exhibits
The following exhibits are filed as part of this Amendment:

Exhibit No.	Description

31.3	Section 302 Officer Certification - Chief Executive Officer
31.4	Section 302 Officer Certification - Chief Financial Officer.

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
March 16, 2020

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIM Commercial Trust Corporation

Dated:	April 30, 2021	By:	/s/ DAVID THOMPSON
David Thompson
Chief Executive Officer

Dated:	April 30, 2021	By:	/s/ NATHAN D. DEBACKER
Nathan D. DeBacker
Chief Financial Officer