Form 10-Q
period 2021-03-31
CIM Commercial Trust Corp
filed 2021-05-10
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One):
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 6, 2021, the Registrant had outstanding 14,847,742 shares of common stock, par value $0.001 per share.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

PART I
Financial Information
Item 1.
Financial Statements
CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Investments in real estate, net	$502,122	$506,040
Cash and cash equivalents	34,605	33,636
Restricted cash	9,891	10,013
Loans receivable, net	84,441	83,135
Accounts receivable, net	1,566	1,737
Deferred rent receivable and charges, net	35,894	35,956
Other intangible assets, net	6,014	6,313
Loan servicing asset, net and other assets	11,350	8,787
TOTAL ASSETS	$685,883	$685,617
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$331,759	$324,313
Accounts payable and accrued expenses	11,319	20,327
Intangible liabilities, net	472	587
Due to related parties	6,918	6,706
Other liabilities	11,596	9,733
Total liabilities	362,064	361,666
COMMITMENTS AND CONTINGENCIES (Note 13)
REDEEMABLE PREFERRED STOCK: Series A cumulative redeemable preferred stock, $0.001 par value; 36,000,000 shares authorized; 1,973,186 and 1,972,786 shares issued and outstanding, respectively, as of March 31, 2021 and 2,008,256 and 2,007,856 shares issued and outstanding, respectively, as of December 31, 2020; liquidation preference of $25.00 per share, subject to adjustment	45,304	45,837
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 36,000,000 shares authorized; 4,851,367 and 4,715,291 shares issued and outstanding, respectively, as of March 31, 2021 and 4,484,376 and 4,377,762 shares issued and outstanding, respectively, as of December 31, 2020; liquidation preference of $25.00 per share, subject to adjustment	117,140	108,729
Series D cumulative redeemable preferred stock, $0.001 par value; 32,000,000 shares authorized; 23,190 shares issued and outstanding as of March 31, 2021 and 19,145 shares issued and outstanding as of December 31, 2020; liquidation preference of $25.00 per share, subject to adjustment	572	473
Series L cumulative redeemable preferred stock, $0.001 par value; 9,000,000 shares authorized; 8,080,740 and 5,387,160 shares issued and outstanding, respectively, as of March 31, 2021 and December 31, 2020; liquidation preference of $28.37 per share, subject to adjustment	152,834	152,834
Common stock, $0.001 par value; 900,000,000 shares authorized; 14,827,410 shares issued and outstanding as of March 31, 2021 and 14,827,410 shares issued and outstanding as of December 31, 2020.	15	15
Additional paid-in capital	793,344	794,127
Distributions in excess of earnings	(785,730)	(778,519)
Total stockholders’ equity	278,175	277,659
Noncontrolling interests	340	455
Total equity	278,515	278,114
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$685,883	$685,617
           The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES:
Rental and other property income	$13,349	$14,819
Hotel income	1,732	7,759
Interest and other income	3,798	2,957
Total Revenues	18,879	25,535
EXPENSES:
Rental and other property operating	8,290	12,515
Asset management and other fees to related parties	2,259	2,645
Expense reimbursements to related parties—corporate	605	812
Expense reimbursements to related parties—lending segment	731	682
Interest	2,632	3,167
General and administrative	2,622	1,734
Depreciation and amortization	5,037	5,258
	22,176	26,813
LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(3,297)	(1,278)
Provision (benefit) for income taxes	374	(22)
NET LOSS	(3,671)	(1,256)
Net loss (income) attributable to noncontrolling interests	1	(4)
NET LOSS ATTRIBUTABLE TO THE COMPANY	(3,670)	(1,260)
Redeemable preferred stock dividends declared or accumulated (Note 9)	(4,466)	(5,356)
Redeemable preferred stock deemed dividends (Note 9)	(57)	(161)
Redeemable preferred stock redemptions (Note 9)	(13)	(10)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,206)	$(6,787)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$(0.55)	$(0.46)
Diluted	$(0.55)	$(0.46)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	14,808	14,598
Diluted	14,808	14,599
   The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2020	14,827,410	$15	9,784,067	$262,036	$794,127	$(778,519)	$277,659	$455	$278,114
Contributions to noncontrolling interests	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(114)	(114)
Stock-based compensation expense	—	—	—	—	60	—	60	—	60
Common dividends ($0.075 per share)	—	—	—	—	—	(1,112)	(1,112)	—	(1,112)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,350)	(2,350)	—	(2,350)
Issuance of Series D Preferred Stock	—	—	4,045	99	(3)	—	96	—	96
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(9)	(9)	—	(9)
Reclassification of Series A Preferred Stock to permanent equity	—	—	366,991	9,144	(901)	—	8,243	—	8,243
Redeemable Preferred Stock deemed dividends	—	—	—	—	—	(57)	(57)	—	(57)
Redemption of Series A Preferred Stock	—	—	(29,462)	(733)	61	(13)	(685)	—	(685)
Net loss	—	—	—	—	—	(3,670)	(3,670)	(1)	(3,671)
Balances, March 31, 2021	14,827,410	$15	10,125,641	$270,546	$793,344	$(785,730)	$278,175	$340	$278,515

	Three Months Ended March 31, 2020
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2019	14,602,149	$15	8,224,254	$223,467	$794,825	$(740,617)	$277,690	$505	$278,195
Stock-based compensation expense	—	—	—	—	56	—	56	—	56
Common dividends ($0.075 per share)	—	—	—	—	—	(1,095)	(1,095)	—	(1,095)
Issuance of Series A Preferred Warrants	—	—	—	—	28	—	28	—	28
Dividends to holders of Series A Preferred Stock ($0.68750 per share)	—	—	—	—	—	(3,252)	(3,252)	—	(3,252)
Issuance of Series D Preferred Stock	—	—	5,980	150	(5)	—	145	—	145
Dividends to holders of Series D Preferred Stock ($0.588542 per share)	—	—	—	—	—	(3)	(3)	—	(3)
Reclassification of Series A Preferred Stock to permanent equity	—	—	304,274	7,588	(640)	—	6,948	—	6,948
Redeemable Preferred Stock deemed dividends	—	—	—	—	—	(161)	(161)	—	(161)
Redemption of Series A Preferred Stock	—	—	(2,452)	(61)	5	(10)	(66)	—	(66)
Net (loss) income	—	—	—	—	—	(1,260)	(1,260)	4	(1,256)
Balances, March 31, 2020	14,602,149	$15	8,532,056	231,144	$794,269	$(746,398)	279,030	$509	$279,539
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,671)	$(1,256)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	5,017	5,102
Amortization of deferred loan costs	324	266
Amortization of premiums and discounts on debt	2	(25)
Unrealized premium adjustment	467	451
Amortization and accretion on loans receivable, net	(129)	(179)
Write-offs of uncollectible receivables	811	225
Deferred income taxes	(72)	(151)
Stock-based compensation	60	56
Loans funded, held for sale to secondary market	(13,773)	(8,883)
Proceeds from sale of guaranteed loans	14,850	9,520
Principal collected on loans subject to secured borrowings	212	2,014
Other operating activity	(83)	(297)
Changes in operating assets and liabilities:
Accounts receivable	(536)	(300)
Other assets	(2,530)	(1,355)
Accounts payable and accrued expenses	(722)	489
Deferred leasing costs	(87)	(83)
Other liabilities	1,863	(497)
Due to related parties	2,631	886
Net cash provided by operating activities	4,634	5,983
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(374)	(5,632)
Loans funded	(11,820)	(2,961)
Principal collected on loans	8,638	3,319
Other investing activity	—	30
Net cash used in investing activities	(3,556)	(5,244)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of unsecured revolving lines of credit, revolving credit facilities, mortgages payable, term notes and principal on SBA 7(a) loan-backed notes	(7,653)	(9,249)
Proceeds from unsecured revolving lines of credit, revolving credit facilities and term notes	14,985	11,500
Payment of principal on secured borrowings	(212)	(2,014)
Payment of deferred preferred stock offering costs	(148)	(207)
Payment of deferred costs	(125)	—
Payment of common dividends	(1,112)	(1,095)
Net proceeds from issuance of Series A Preferred Warrants	—	29
Net proceeds from issuance of Preferred Stock	5,465	8,643
Payment of preferred stock dividends	(10,630)	(10,919)
Redemption of Preferred Stock	(687)	(186)
Noncontrolling interests’ distributions	(114)	—
Net cash used in financing activities	(231)	(3,498)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	847	(2,759)
(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	43,649	35,947
End of period	$44,496	$33,188
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$34,605	$22,758
Restricted cash	9,891	10,430
Total cash and cash equivalents and restricted cash	$44,496	$33,188
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,321	$2,904
Federal income taxes paid	$25	$—
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures, tenant improvements and real estate developments	$213	$4,859
Accrued preferred stock offering costs	$739	$538
Accrual of dividends payable to preferred stockholders	$3,072	$2,209
Preferred stock offering costs offset against redeemable preferred stock	$87	$178
Reclassification of Series A Preferred Stock from temporary equity to permanent equity	$8,243	$6,948
Accrued deferred costs	$54	$382
Reclassification of Series A Preferred Stock from permanent equity to accounts payable and accrued expenses	$—	$18
Redeemable preferred stock deemed dividends	$57	$161
Accrued redeemable preferred stock fees	$541	$78
Equity-based payment for management fees	$2,419	$—
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited)

1. ORGANIZATION AND OPERATIONS
CIM Commercial Trust Corporation (“CIM Commercial” or the “Company”), a Maryland corporation and real estate investment trust (“REIT”), together with its wholly-owned subsidiaries primarily acquires, owns, and operates Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States (including improving and developing such assets). These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, positive population trends and a propensity for growth. The Company was originally organized in 1993 as PMC Commercial Trust (“PMC Commercial”), a Texas real estate investment trust.
On July 8, 2013, PMC Commercial entered into a merger agreement with CIM Urban REIT, LLC (“CIM REIT”), an affiliate of CIM Group, L.P. (“CIM Group” or “CIM”), and subsidiaries of the respective parties. CIM REIT was a private commercial REIT and was the owner of CIM Urban Partners, L.P. (“CIM Urban”). The merger was completed on March 11, 2014 (the “Acquisition Date”).
The Company’s common stock, $0.001 par value per share (“Common Stock”), is currently traded on the Nasdaq Global Market (“Nasdaq”) under the ticker symbol “CMCT”, and on the Tel Aviv Stock Exchange (the “TASE”) under the ticker symbol “CMCT-L.” The Company’s Series L preferred stock, $0.001 par value per share (“Series L Preferred Stock”), is currently traded on Nasdaq and on the TASE, in each case under the ticker symbol “CMCTP.” The Company has authorized for issuance 900,000,000 shares of common stock and 100,000,000 shares of preferred stock (“Preferred Stock”).
The Company filed Articles of Amendment (the “Reverse Stock Split Amendment”) to effectuate a one-for-three reverse stock split of the Company’s Common Stock, effective on September 3, 2019 (the “Reverse Stock Split”). Pursuant to the Reverse Stock Split Amendment, every three shares of Common Stock issued and outstanding immediately prior to the effective time of the Reverse Stock Split were converted into one share of Common Stock, par value $0.003 per share. In connection with the Reverse Split Amendment, the Company filed Articles of Amendment to revert the par value of the Common Stock issued and outstanding from $0.003 per share to $0.001 per share, effective as of September 3, 2019, following the effective time of the Reverse Split Amendment. All Common Stock and per share of Common Stock amounts set forth in this Quarterly Report on Form 10-Q have been adjusted to give retroactive effect to the Reverse Stock Split, unless otherwise stated.
The Company conducted a continuous public offering of Series A Preferred Units from October 2016 through January 2020, where each Series A Preferred Unit consisted of one share of Series A Preferred Stock, par value $0.001 per share, of the Company (collectively, the “Series A Preferred Stock”) with an initial stated value of $25.00 per share, subject to adjustment (the “Series A Preferred Stock Stated Value”), and one warrant (collectively, the “Series A Preferred Warrants”) to purchase 0.25 of a share of Common Stock, subject to adjustment (Note 10). Proceeds and expenses from the sale of the Series A Preferred Units were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance.
Since February 2020, the Company has been conducting a continuous public offering of Series A Preferred Stock and Series D preferred stock, par value $0.001 per share (the “Series D Preferred Stock”), with an initial stated value of $25.00 per share, subject to adjustment (the “Series D Preferred Stock Stated Value”). The selling price of the Series A Preferred Stock in the offering has been, and is expected to continue to be, $25.00 per share and the selling price of the Series D Preferred Stock was $25.00 per share for all sales that occurred from the beginning of the offering to and including June 28, 2020 and is expected to be, and since June 29, 2020, has been, $24.50 per share through the end of the life of the offering.
CIM Commercial has qualified and intends to continue to qualify as a REIT, as defined in the Internal Revenue Code of 1986, as amended.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
For more information regarding the Company’s significant accounting policies and estimates, please refer to “Basis of Presentation and Summary of Significant Accounting Policies” contained in Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2021.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
Interim Financial Information—The accompanying interim consolidated financial statements of CIM Commercial have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of the Company’s management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 given, among other things, the uncertain impact of the novel coronavirus (“COVID-19”) on the Company’s operations during the remainder of the year. The accompanying interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2021.
Principles of Consolidation—The consolidated financial statements include the accounts of CIM Commercial and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In determining whether the Company has controlling interests in an entity and the requirement to consolidate the accounts in that entity, the Company analyzes its investments in real estate in accordance with standards set forth in GAAP to determine whether they are variable interest entities (“VIEs”), and if so, whether the Company is the primary beneficiary. The Company’s judgment with respect to its level of influence or control over an entity and whether the Company is the primary beneficiary of a VIE involves consideration of various factors, including the form of the Company’s ownership interest, the Company’s voting interest, the size of the Company’s investment (including loans), and the Company’s ability to participate in major policy-making decisions. The Company’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in real estate on the Company’s consolidated financial statements. As of March 31, 2021, the Company determined that the trust formed for the benefit of the note holders (the “Trust”) for the securitization of the unguaranteed portion of certain of the Company’s SBA 7(a) loans receivable is considered a VIE. Applying the consolidation requirements for VIEs, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. (Note 6)
Investments in Real Estate—Investments in real estate are stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and improvements	15 - 40 years
Furniture, fixtures, and equipment	3 - 5 years
Tenant improvements	Lesser of useful life or lease term
The Company capitalizes project costs, including pre-construction costs, interest expense, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, or construction of a project, while activities are ongoing to prepare an asset for its intended use. Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.
Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Ordinary repairs and maintenance are expensed as incurred.
Recoverability of Investments in Real Estate—Investments in real estate are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. For the Company’s hotel property, additional inputs considered include revenue per available room and average daily rate. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
the asset. For the three months ended March 31, 2021 and 2020, the Company recognized no impairment of long-lived assets (Note 3).
Revenue Recognition—At the inception of a revenue-producing contract, the Company determines if a contract qualifies as a lease and if not, then as a customer contract. Based on this determination, the appropriate treatment in accordance with GAAP is applied to the contract, including its revenue recognition.
Revenue from leasing activities
The Company operates as a lessor of real estate assets, primarily in Class A and creative office assets. The Company determined that the Company’s contracts with its tenants explicitly identify the premises and that any substitution rights to relocate tenants to other premises within the same building stated in the contract are not substantive. Additionally, so long as payments are made timely under such contracts, the Company’s tenants have the right to obtain substantially all the economic benefits from the use of the identified asset and can direct how and for what purpose the premises are used to conduct their operations. Therefore, the contracts with the Company’s tenants constitute leases.
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases when collectability is probable and the tenant has taken possession or controls the physical use of the leased asset. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as an incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. Lease incentives of $4.0 million are presented net of accumulated amortization of $2.5 million and $2.4 million as of March 31, 2021 and December 31, 2020, respectively.
Reimbursements from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes, insurance, and other recoverable costs, are recognized as revenue and are included in rental and other property income in the period the expenses are incurred, with the corresponding expenses included in rental and other property operating expense. Tenant reimbursements are recognized and presented on a gross basis when the Company is primarily responsible for fulfilling the promise to provide the specified good or service and control that specified good or service before it is transferred to the tenant. The Company has elected not to separate lease and non-lease components as the pattern of revenue recognition does not differ for the two components, and the non-lease component is not the primary component in the Company’s leases.
In addition to minimum rents, certain leases, including the Company’s parking leases with third-party operators, provide for additional rents based upon varying percentages of tenants’ sales in excess of annual minimums. Percentage rent is recognized once lessees’ specified sales targets have been met.
For the three months ended March 31, 2021 and 2020, the Company recognized rental income as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Rental and other property income
Fixed lease payments (1)	$12,444	$13,345
Variable lease payments (2)	905	1,474
Rental and other property income	$13,349	$14,819
______________________
(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above-market leases, below-market leases and lease incentives.
(2)Variable lease payments include expense reimbursements billed to tenants and percentage rent, net of bad debt expense from the Company’s operating leases.
The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants is probable. The determination of whether collectability is

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available at the time of estimate. The Company does not use a general reserve approach and lease-related receivables are adjusted and taken against rental and other property income only when collectability becomes not probable. As of March 31, 2021 and December 31, 2020, the Company had identified certain tenants where collection was no longer considered probable and decreased outstanding receivables by $2.6 million and $1.9 million, respectively.
Revenue from lending activities
Interest income included in interest and other income is comprised of interest earned on loans and the Company’s short-term investments and the accretion of net loan origination fees and discounts. Interest income on loans is accrued as earned with the accrual of interest suspended when the related loan becomes a Non-Accrual Loan (as defined below).
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
Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 15 (in thousands):

	Three Months Ended March 31,
	2021	2020
Hotel properties
Hotel income	$1,732	$7,759
Rental and other property income	131	462
Interest and other income	15	32
Hotel revenues	$1,878	$8,253
Tenant recoveries outside of the lease agreements
Tenant recoveries outside of the lease agreements are related to construction projects in which the Company’s tenants have agreed to fully reimburse the Company for all costs related to construction. These services include architectural, permit

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
expediter and construction services. At inception of the contract with the customer, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate. While these individual services are distinct, in the context of the arrangement with the customer, all of these services are bundled together and represent a single package of construction services requested by the customer. The Company satisfies its performance obligation and recognizes revenues associated with these services over time as the construction is completed. No such amounts were recognized for tenant recoveries outside of the lease agreements for each of the three months ended March 31, 2021 and 2020, which amounts are included in interest and other income on the consolidated statements of operations. As of March 31, 2021, there were no remaining performance obligations associated with tenant recoveries outside of the lease agreements.
Loans Receivable—The Company’s loans receivable are carried at their unamortized principal balance less unamortized acquisition discounts and premiums, deferred origination fees, retained loan discounts and loan loss reserves. Acquisition discounts or premiums, origination fees and retained loan discounts are amortized as a component of interest and other income using the effective interest method over the life of the respective loans, or on a straight-line basis when it approximates the effective interest method. All loans were originated pursuant to programs sponsored by the Small Business Administration (the “SBA”). The programs consist of loans originated under the SBA 7(a) Small Business Loan Program and, commencing with the quarter ended June 30, 2020, the Paycheck Protection Program (the “PPP”).
Pursuant to the SBA 7(a) Small Business Loan Program, the Company sells the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by the Company is recorded at fair value and a discount is recorded as a reduction in basis of the retained portion of the loan. Unamortized retained loan discounts were $8.1 million and $7.8 million as of March 31, 2021 and December 31, 2020, respectively.
At the Acquisition Date, the carrying value of the Company’s loans was adjusted to estimated fair market value and acquisition discounts of $33.9 million were recorded, which are being accreted to interest and other income using the effective interest method. Acquisition discounts of $470,000 and $492,000 remained as of March 31, 2021 and December 31, 2020, respectively.
A loan receivable is generally classified as non-accrual (a “Non-Accrual Loan”) if (i) it is past due as to payment of principal or interest for a period of 60 days or more, (ii) any portion of the loan is classified as doubtful or is charged-off or (iii) the repayment in full of the principal and or interest is in doubt. Generally, loans are charged-off when management determines that the Company will be unable to collect any remaining amounts due under the loan agreement, either through liquidation of collateral or other means. Interest income, included in interest and other income, on a Non-Accrual Loan is recognized on the cost recovery basis.
Loan Loss Reserves—On a quarterly basis, and more frequently if indicators exist, the Company evaluates the collectability of its loans receivable. The Company’s evaluation of collectability involves significant judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers’ business models and future operations. For the three months ended March 31, 2021 and 2020, the Company recorded a net impairment of $92,000 and a net recovery of $52,000, respectively, on its loans receivable. There were no material loans receivable subject to credit risk which were considered to be impaired as of March 31, 2021 or December 31, 2020. The Company considers a loan to be impaired when the Company does not expect to collect all of the contractual interest and principal payments as scheduled in the loan agreements. The Company also establishes a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to the Company. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, the Company establishes the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions. As of March 31, 2021 and December 31, 2020, the Company had loan loss reserves of $989,000 and $885,000, respectively.
Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred leasing costs, deferred offering costs (Note 9) and other deferred costs. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred offering costs represent direct costs incurred in connection with the Company’s offerings of Series A Preferred Units, and, after January 2020, Series A Preferred Stock and Series D Preferred

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
Stock, excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other offering fees and expenses. Generally, for a specific issuance of securities, issuance-specific offering costs are recorded as a reduction of proceeds raised on the issuance date and offering costs incurred but not directly related to a specifically identifiable closing of a security are deferred. Deferred offering costs are first allocated to each issuance of a security on a pro-rata basis equal to the ratio of the number of securities issued in a given issuance to the maximum number of securities that are expected to be issued in the related offering. In the case of the Series A Preferred Units, which were issued prior to February 2020, the issuance-specific offering costs and the deferred offering costs allocated to such issuance were further allocated to the Series A Preferred Stock and Series A Preferred Warrants issued in such issuance based on the relative fair value of the instruments on the date of issuance. The deferred offering costs allocated to the Series A Preferred Stock and Series A Preferred Warrants are reductions to temporary equity and permanent equity, respectively.
As of March 31, 2021 and December 31, 2020, deferred rent receivable and charges consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Deferred rent receivable	$20,645	$20,470
Deferred leasing costs, net of accumulated amortization of $8,084 and $7,742, respectively	8,534	8,950
Deferred offering costs	6,171	6,046
Other deferred costs	544	490
Deferred rent receivable and charges, net	$35,894	$35,956
Redeemable Preferred Stock—Beginning on the date of original issuance of any given shares of Series A Preferred Stock or Series D Preferred Stock, and from and after the fifth anniversary date of the original issuance of the Series L Preferred Stock, the holder of such shares has the right to require the Company to redeem such shares, subject to certain limitations as discussed in Note 9. The Company records the activity related to the Series A Preferred Warrants, Series D Preferred Stock and Series L Preferred Stock in permanent equity. In the event a holder of Series A Preferred Stock requests redemption of such shares and such redemption takes place prior to the first anniversary of the date of original issuance, the Company is required to pay such redemption in cash. As a result, the Company records issuances of Series A Preferred Stock in temporary equity. On the first anniversary of the date of original issuance of a particular share of Series A Preferred Stock, the Company reclassifies such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date.
Noncontrolling Interests—Noncontrolling interests represent the interests in various properties owned by third-parties.
Restricted Cash—The Company’s mortgage loan and hotel management agreements provide for depositing cash into restricted accounts reserved for capital expenditures, free rent, tenant improvement and leasing commission obligations. Restricted cash also includes cash required to be segregated in connection with certain of the Company’s loans receivable.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported totals or subtotals. The reclassifications have been made to the consolidated statements of operations and the consolidated statements of cash flows for the three months ended March 31, 2020 as follows (in thousands):

	Three Months Ended March 31, 2020
	As previously reported	Reclassification	As Revised
Consolidated Statements of Operations
Asset management and other fees to related parties	$4,139	$(1,494)	$2,645
Expense reimbursements to related parties—corporate	$—	$812	$812
Expense reimbursements to related parties—lending segment	$—	$682	$682
Consolidated Statements of Cash Flows
Depreciation and amortization, net	$5,258	$(156)	$5,102
Deferred rent and amortization of intangible assets, liabilities and lease inducements	$(816)	$816	$—
Other assets	$(695)	$(660)	$(1,355)
Payment of unsecured revolving lines of credit, revolving credit facilities, mortgages payable, term notes and principal on SBA 7(a) loan-backed notes	$(5,000)	$(4,249)	$(9,249)
Payment of principal on SBA 7(a) loan-backed notes	$(4,249)	$4,249	$—
Net proceeds from issuance of Preferred Stock	$8,497	$146	$8,643
Net proceeds from issuance of Series D Preferred Stock	$146	$(146)	$—
Preferred stock offering costs offset against redeemable preferred stock	$176	$2	$178
Preferred stock offering costs offset against redeemable preferred stock in permanent equity	$2	$(2)	$—
Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases such estimates on historical experience, information available at the time, and assumptions the Company believes to be reasonable under the circumstances and at such time, including the impact of extraordinary events such as COVID-19. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements—In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”) in November 2018. Subsequently, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-02 to provide additional guidance on the credit losses standard. ASU 2016-13 and the related updates improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held-for-investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASU No. 2016-02, Leases (Topic 842). For smaller reporting companies, public entities that are not SEC filers, and entities that are not public business entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2022. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018. The Company has not yet adopted ASU 2016-13 and the related updates and remains in the process of evaluating the impact of adoption of this new accounting guidance on its consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
On April 10, 2020, the FASB issued a question-and-answer document (the “Q&A”) to address stakeholder questions on the application of the lease accounting guidance for lease concessions related to the effects of COVID-19. The lease modification guidance in Topic 842, Leases, (or Topic 840, Leases) would require the Company to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was made pursuant to the enforceable rights and obligations of the existing lease agreement (precluded from applying the lease modification accounting framework). However, the Q&A provides that the Company may bypass the lease by lease analysis if certain criteria are met, and instead elect to either consistently apply, or consistently not apply, the lease modification framework to groups of leases with similar characteristics and similar circumstances. As described below, the Company has elected not to apply the lease modification guidance to concessions related to the effects of COVID-19 that do not result in a substantial increase in the Company’s rights as lessor, including concessions that result in the total payments required by the modified lease being substantially the same as or less than the total payments required by the original lease.
3. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Land	$139,397	$139,397
Land improvements	2,611	2,611
Buildings and improvements	451,204	450,741
Furniture, fixtures, and equipment	5,020	4,969
Tenant improvements	31,025	31,414
Work in progress	7,786	8,073
Investments in real estate	637,043	637,205
Accumulated depreciation	(134,921)	(131,165)
Net investments in real estate	$502,122	$506,040
The Company recorded depreciation expense of $4.2 million and $4.3 million for the three months ended March 31, 2021 and 2020, respectively.
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
2021 and 2020 Transactions—There were no acquisitions or dispositions during the three months ended March 31, 2021 and 2020.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
4. LOANS RECEIVABLE
Loans receivable consist of the following (in thousands):

	March 31, 2021	December 31, 2020
SBA 7(a) loans receivable, subject to credit risk	$33,250	$32,226
SBA 7(a) loans receivable, subject to loan-backed notes	22,765	23,631
SBA 7(a) loans receivable, Paycheck Protection Program	17,286	14,484
SBA 7(a) loans receivable, subject to secured borrowings	8,555	8,786
SBA 7(a) loans receivable, held for sale	2,912	4,009
Loans receivable	84,768	83,136
Deferred capitalized costs, net	662	884
Loan loss reserves	(989)	(885)
Loans receivable, net	$84,441	$83,135
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
SBA 7(a) Loans Receivable, Paycheck Protection Program—As a SBA 7(a) licensee, the Company is an authorized lender under the PPP and has originated $26.2 million in loans under the program with $17.3 million outstanding as of March 31, 2021. The Company expects a significant portion of these loans will be forgiven and repaid, either in part or in full, by the SBA, including both principal and accrued interest.
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
Other
As of March 31, 2021 and December 31, 2020, the Company’s loans subject to credit risk were 99.3% and 99.1%, respectively, concentrated in the hospitality industry. As of March 31, 2021 and December 31, 2020, 98.7% and 98.8%, respectively, of the Company’s loans subject to credit risk were current. The Company classifies loans with negative characteristics in substandard categories ranging from special mention to doubtful. As of March 31, 2021 and December 31, 2020, $1.3 million and $1.4 million, respectively, of loans subject to credit risk were classified in substandard categories.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
5. OTHER INTANGIBLE ASSETS AND LIABILITIES
A schedule of the Company’s intangible assets and liabilities and related accumulated amortization and accretion as of March 31, 2021 and December 31, 2020 is as follows (in thousands):

	March 31, 2021	December 31, 2020
Intangible lease assets:
Acquired in-place leases, net of accumulated amortization of $8,487 and $9,228, respectively, with an average useful life of 9 and 8 years, respectively	$3,020	$3,316
Acquired above-market leases, net of accumulated amortization of $18 and $15, respectively, both with an average useful life of 6 years	37	40
Trade name and license	2,957	2,957
Total intangible lease assets, net	$6,014	$6,313
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $1,090 and $1,786, respectively, with an average useful life of 5 and 4 years, respectively	$472	$587
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
During the three months ended March 31, 2021 and 2020, the Company recognized amortization related to its intangible assets and liabilities as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Acquired above-market lease amortization	$3	$6
Acquired in-place lease amortization	$296	$441
Acquired below-market lease amortization	$115	$254

A schedule of future amortization and accretion of acquired intangible assets and liabilities as of March 31, 2021, is as follows (in thousands):

	Assets		Liabilities
Years Ending December 31,	Acquired Above-Market Leases	Acquired In-Place Leases	Acquired Below-Market Leases
2021 (Nine months ending December 31, 2021)	$9	$753	$(234)
2022	12	813	(236)
2023	10	470	(2)
2024	5	374	—
2025	1	171	—
Thereafter	—	439	—
	$37	$3,020	$(472)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
6. DEBT
The following table summarizes the debt balances as of March 31, 2021 and December 31, 2020, and the debt activity for the three months ended March 31, 2021 (in thousands):

		During the Three Months Ended March 31, 2021
	Balances as of December 31, 2020	Debt Issuances & Assumptions	Repayments & Modifications	Accretion & (Amortization)	Balances as of March 31, 2021
Mortgage Payable:
Outstanding Balance	$97,100	$—	$—	$—	$97,100
Deferred loan costs — Mortgage Payable	(147)	—	—	6	(141)
Total Mortgage Payable	96,953	—	—	6	96,959
Secured Borrowings — Government Guaranteed Loans:
Outstanding Balance	8,457	—	(212)	—	8,245
Unamortized premiums	457	—	—	(21)	436
Total Secured Borrowings — Government Guaranteed Loans	8,914	—	(212)	(21)	8,681
Other Debt:
2018 revolving credit facility	166,500	5,000	—	—	171,500
2020 unsecured revolving credit facility	—	—	—	—	—
Junior subordinated notes	27,070	—	—	—	27,070
SBA 7(a) loan-backed notes	14,230	—	(1,285)	—	12,945
Borrowed funds from the Federal Reserve through the Paycheck Protection Program Liquidity Facility	14,484	9,985	(6,368)	—	18,101
Deferred loan costs — other debt	(2,155)	—	—	318	(1,837)
Discount on junior subordinated notes	(1,683)	—	—	23	(1,660)
Total Other Debt	218,446	14,985	(7,653)	341	226,119
Total Debt, Net	$324,313	$14,985	$(7,865)	$326	$331,759
Mortgages Payable—The mortgages payable are secured by deeds of trust on certain of the properties and assignments of rents. As of March 31, 2021, the Company’s mortgages payable had a fixed interest rate of 4.14% per annum, with monthly payments of interest only, due on July 1, 2026. The loan is nonrecourse.
Secured Borrowings-Government Guaranteed Loans—Secured borrowings-government guaranteed loans represent sold loans which are treated as secured borrowings because the loan sales did not meet the derecognition criteria provided for in ASC 860-30, Secured Borrowing and Collateral. These loans included cash premiums that are amortized as a reduction to interest expense over the life of the loan using the effective interest method and are fully amortized when the underlying loan is repaid in full. As of March 31, 2021, the Company’s secured borrowings-government guaranteed loans included $5.5 million of loans sold for a premium and excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 3.86%, and $2.7 million of loans sold for an excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 1.56%.
2018 Revolving Credit Facility—In October 2018, CIM Commercial entered into a secured revolving credit facility with a bank syndicate that, as amended, allows CIM Commercial to borrow up to $209.5 million, subject to a borrowing base calculation (the “2018 revolving credit facility”). In September 2020, the 2018 revolving credit facility was amended (the “2018 Credit Facility Modification”) to remedy the effect that COVID-19 had on CIM Commercial’s ability to borrow under the 2018 revolving credit facility during the period from September 2, 2020 through June 30, 2021 (the “Deferral Period”). The 2018 revolving credit facility bears interest (i) during the Deferral Period at (A) the base rate plus 1.05% or (B) LIBOR plus 2.05%

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
and (ii) after the Deferral Period, at (A) the base rate plus 0.55% or (B) LIBOR plus 1.55%. As of March 31, 2021 and December 31, 2020, the variable interest rate was 2.16% and 2.20%, respectively. The 2018 revolving credit facility is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The 2018 revolving credit facility is secured by deeds of trust on certain of the Company’s properties. During the Deferral Period, the Company’s borrowing capacity is subject to a $15.0 million reserve, which may be reduced by certain capital expenditures made in respect of the Company’s properties securing the 2018 revolving credit facility, and the requirement that the Company maintain a minimum balance of “liquid assets” of $15.0 million, which are defined as (1) unencumbered cash and cash equivalents and (2) up to $5.0 million unfunded availability under the 2018 revolving credit facility. Other than as described in the preceding sentence, the 2018 revolving credit facility contains customary covenants and is not subject to any financial covenants (though the amount the Company may borrow under the 2018 revolving credit facility is determined by a borrowing base calculation). The 2018 revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions. As of March 31, 2021 and December 31, 2020, $171.5 million and $166.5 million, respectively, was outstanding under the 2018 revolving credit facility, and approximately $23.0 million and $28.0 million, respectively, was available for future borrowings.
2020 Unsecured Revolving Credit Facility—In May 2020, to further enhance its liquidity position and maintain financial flexibility, CIM Commercial entered into an unsecured revolving credit facility with a bank (the “2020 unsecured revolving credit facility”) pursuant to which CIM Commercial can borrow up to a maximum of $10.0 million. Outstanding advances under the 2020 unsecured revolving credit facility bear interest at the rate of 1.00%. CIM Commercial also pays a revolving credit facility fee of 1.12% with each advance under the 2020 unsecured revolving credit facility, which fee is subject to a cap of $112,000 in the aggregate. The 2020 unsecured revolving credit facility contains certain customary covenants including a maximum leverage ratio and a minimum fixed charge coverage ratio, as well as certain other conditions. The 2020 unsecured revolving credit facility matures in May 2022. As of March 31, 2021, $0 was outstanding under the 2020 unsecured revolving credit facility and $10.0 million was available for future borrowings.
Junior Subordinated Notes—The Company has junior subordinated notes with a variable interest rate which resets quarterly based on the three-month LIBOR plus 3.25%, with quarterly interest only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at the Company’s option.
SBA 7(a) Loan-Backed Notes—SBA 7(a) loan-backed notes are secured by deeds of trust or mortgages. On May 30, 2018, the Company completed a securitization of the unguaranteed portion of certain of its SBA 7(a) loans receivable with the issuance of $38.2 million of unguaranteed SBA 7(a) loan-backed notes. The SBA 7(a) loan-backed notes are collateralized solely by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of the Company’s SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of the Company’s collateralized SBA 7(a) loans, at issuance, the Company estimated the weighted average life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%. The Company reflects the SBA 7(a) loans receivable as assets on its consolidated balance sheets and the SBA 7(a) loan-backed notes as debt on its consolidated balance sheets. The restricted cash on the Company’s consolidated balance sheets included $1.2 million as of both March 31, 2021 and December 31, 2020, of funds related to the Company’s SBA 7(a) loan-backed notes.
Paycheck Protection Program Liquidity Facility—In June 2020, the Company commenced borrowing funds from the Federal Reserve through the PPP Liquidity Facility (the “PPPLF”). Advances under the PPPLF carry an interest rate of 0.35%, are made on a dollar-for-dollar basis based on the amount of loans originated under the PPP and are secured by loans made by the Company under the PPP. The PPPLF contains customary covenants but is not subject to any financial covenants. The maturity date of PPPLF borrowings is the same as the maturity date of the loans pledged to secure the extension of credit, generally two years. At maturity, both principal and accrued interest are due. The maturity date of a PPPLF borrowing will be accelerated if, among other things, the Company has been reimbursed by the SBA for a loan forgiveness (to the extent of the forgiveness), the Company has received payment from the SBA representing exercise of the loan guarantee or the Company has received payment from the underlying borrower (to the extent of the payment received). No new extensions of credit will be made under the PPPLF after June 30, 2021 unless the Federal Reserve Board and the United States Department of the Treasury decide to extend the PPPLF. The Company borrowed money under the PPPLF to finance all the loans the Company originated under the PPP. As of March 31, 2021, $18.1 million was outstanding under the PPPLF.
Deferred loan costs, which represent legal and third-party fees incurred in connection with the Company’s borrowing activities, are capitalized and amortized to interest expense on a straight-line basis over the life of the related loan,

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
approximating the effective interest method. Deferred loan costs are presented net of accumulated amortization and are a reduction to total debt.
As of March 31, 2021 and December 31, 2020, accrued interest and unused commitment fees payable of $537,000 and $564,000, respectively, were included in accounts payable and accrued expenses.
Future principal payments on the Company’s debt (face value) as of March 31, 2021 are as follows (in thousands):

Years Ending December 31,	Mortgage Payable	Secured Borrowings Principal (1)	2018 Revolving Credit Facility	Other (1) (2)	Total
2021 (Nine months ending December 31, 2021)	$—	$324	$—	$4,849	$5,173
2022	—	444	171,500	6,024	177,968
2023	—	457	—	3,531	3,988
2024	—	471	—	3,685	4,156
2025	—	486	—	3,325	3,811
Thereafter	97,100	6,063	—	36,702	139,865
	$97,100	$8,245	$171,500	$58,116	$334,961
______________________
(1)Principal payments on secured borrowings and SBA 7(a) loan-backed notes, which are included in Other, are generally dependent upon cash flows received from the underlying loans. The Company’s estimate of their repayment is based on scheduled payments on the underlying loans. The Company’s estimate will differ from actual amounts to the extent the Company experiences prepayments and or loan liquidations or charge-offs. No payment is due unless payments are received from the borrowers on the underlying loans.
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

Grant Date (1)	Vesting Date	Restricted Shares of Common Stock - Individual	Restricted Shares of Common Stock - Aggregate
May 2019	May 2020	889	3,556
July 2019	May 2020 (2)	81	324
May 2020	February 2021 (3)	5,478	5,478
May 2020	(4)	5,478	16,434
______________________
(1)Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period, and generally vests based on one year of continuous service. The Company recorded compensation expense related to these restricted shares of Common Stock in the amount of $60,000 and $56,000 for the three months ended March 31, 2021 and 2020, respectively.
(2)These shares vested in May 2020 concurrent with the vesting of the restricted shares of Common Stock granted in May 2019.
(3)On February 11, 2021, the Company’s Board of Directors approved the immediate vesting of 5,478 shares that had been granted in May 2020 to a former independent member of the Board of Directors, following his death.
(4)These shares vested in May 2021 after one year of continuous service.
As of March 31, 2021, there was $13,000 of total unrecognized compensation expense related to restricted shares of Common Stock which will be recognized ratably over the remaining vesting period.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
8. EARNINGS PER SHARE (“EPS”)
The computations of basic EPS are based on the Company’s weighted average shares outstanding. The basic weighted average number of shares of Common Stock outstanding was 14,808,000 and 14,598,000 for the three months ended March 31, 2021 and 2020, respectively. In order to calculate the diluted weighted average number of shares of Common Stock outstanding for the three months ended March 31, 2021, the basic weighted average number of shares of Common Stock outstanding was increased by 0 shares to reflect the dilutive effect of certain shares of the Company’s Series A Preferred Stock. In order to calculate the diluted weighted average number of shares of Common Stock outstanding for the three months ended March 31, 2020, the basic weighted average number of shares of Common Stock outstanding was increased by 1,000 to reflect the dilutive effect of certain shares of the Company’s Series A Preferred Stock. No shares of Series D Preferred Stock outstanding as of March 31, 2021 had a dilutive effect and no shares of Series D Preferred Stock were outstanding as of March 31, 2020. Outstanding Series A Preferred Warrants were not included in the computation of diluted EPS for the three months ended March 31, 2021 and 2020 because their impact was either anti-dilutive or such warrants were not exercisable during such periods (Note 10). Outstanding shares of Series L Preferred Stock were not included in the computation of diluted EPS for the three months ended March 31, 2021 and 2020 because such shares were not redeemable during such periods.
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.
The following table reconciles the numerator and denominator used in computing the Company’s basic and diluted per-share amounts for net loss attributable to common stockholders for the three months ended March 31, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(8,206)	$(6,787)
Redeemable preferred stock dividends declared on dilutive shares	—	(1)
Diluted net loss attributable to common stockholders	$(8,206)	$(6,788)
Denominator:
Basic weighted average shares of Common Stock outstanding	14,808	14,598
Effect of dilutive securities—contingently issuable shares	—	1
Diluted weighted average shares and common stock equivalents outstanding	14,808	14,599
Net loss attributable to common stockholders per share:
Basic	$(0.55)	$(0.46)
Diluted	$(0.55)	$(0.46)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
9. REDEEMABLE PREFERRED STOCK
The table below provides information regarding the issuances, reclassifications and redemptions of each class of the Company’s preferred stock in permanent equity during the three months ended March 31, 2021 and 2020 (dollar amounts in thousands):

	Preferred Stock
	Series A		Series D		Series L		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2019	2,837,094	$70,633	—	$—	5,387,160	$152,834	8,224,254	$223,467
Issuance of Series D Preferred Stock	—	—	5,980	150	—	—	5,980	150
Reclassification of Series A Preferred Stock to permanent equity	304,274	7,588	—	—	—	—	304,274	7,588
Redemption of Series A Preferred Stock	(2,452)	(61)	—	—	—	—	(2,452)	(61)
Balances, March 31, 2020	3,138,916	$78,160	5,980	$150	5,387,160	$152,834	8,532,056	$231,144

Balances, December 31, 2020	4,377,762	$108,729	19,145	$473	5,387,160	$152,834	9,784,067	$262,036
Issuance of Series D Preferred Stock	—	—	4,045	99	—	—	4,045	99
Reclassification of Series A Preferred Stock to permanent equity	366,991	9,144	—	—	—	—	366,991	9,144
Redemption of Series A Preferred Stock	(29,462)	(733)	—	—	—	—	(29,462)	(733)
Balances, March 31, 2021	4,715,291	$117,140	23,190	$572	5,387,160	$152,834	10,125,641	$270,546
As of March 31, 2021, the Company had issued in registered public offerings 6,526,081 shares of Series A Preferred Stock, 4,603,287 Series A Preferred Warrants and 23,190 shares of Series D Preferred Stock and received gross proceeds of $163.7 million ($162.4 million of which was allocated to the Series A Preferred Stock, $761,000 of which was allocated to the Series A Preferred Warrants, and $572,000 of which was allocated to the Series D Preferred Stock) and, additionally, had issued 298,472 shares of Series A Preferred Stock as payment for services to the Administrator, for which no cash proceeds were received. In connection with such issuance, costs specifically identifiable to the offering of Series A Preferred Stock, Series A Preferred Warrants and Series D Preferred Stock, such as commissions, dealer manager fees and other offering fees and expenses, totaled $13.5 million ($13.4 million of which was allocated to the Series A Preferred Stock, $142,000 of which was allocated to the Series A Preferred Warrants, and $18,000 of which was allocated to the Series D Preferred Stock). In addition, as of March 31, 2021, non-issuance-specific costs related to this offering totaled $7.5 million. As of March 31, 2021, the Company had reclassified and allocated $1.4 million, $5,000 and $5,000 from deferred charges to Series A Preferred Stock, Series A Preferred Warrants and Series D Preferred Stock, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering. As of March 31, 2021, there were 6,688,077 shares of Series A Preferred Stock outstanding, 4,603,287 Series A Preferred Warrants to purchase 1,194,159 shares of Common Stock outstanding, and 23,190 shares of Series D Preferred Stock outstanding. As of March 31, 2021, 136,476 shares of Series A Preferred Stock and no shares of Series D Preferred Stock had been redeemed.
Series A Preferred Stock—The Company conducted a continuous public offering of Series A Preferred Units from October 2016 through January 2020, where each Series A Preferred Unit consisted of one share of Series A Preferred Stock, par value $0.001 per share, of the Company with an initial stated value of $25.00 per share, subject to adjustment, and one warrant to purchase 0.25 of a share of Common Stock. Proceeds and expenses from the sale of the Series A Preferred Units were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
Since February 2020, the Company has been conducting a continuous public offering with respect to shares of the Company’s Series A Preferred Stock, which, since such time, is no longer being issued as a unit with an accompanying Series A Preferred Warrant.
Net proceeds from the issuance of shares of Series A Preferred Stock are initially recorded in temporary equity at an amount equal to the gross proceeds allocated to such shares of Series A Preferred Stock minus the costs specifically identifiable to the issuance of such shares and the non-issuance specific offering costs allocated to such shares. If the net proceeds from the issuance of shares of Series A Preferred Stock are less than the redemption value of such shares at the time they are issued, or if the redemption value of such shares subsequently becomes greater than the carrying value of such shares, an adjustment is recorded to increase the carrying amount of such shares to their redemption value as of the balance sheet date. Such adjustment is considered a deemed dividend for purposes of calculating basic and diluted EPS. For the three months ended March 31, 2021 and 2020, the Company recorded redeemable preferred stock deemed dividends of $57,000 and $161,000, respectively, related to such adjustments.
On the first anniversary of the issuance of a particular share of Series A Preferred Stock, the Company reclassifies such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of March 31, 2021, the Company had reclassified an aggregate of $108.7 million in net proceeds from temporary equity to permanent equity.
Series D Preferred Stock—Since February 2020, the Company has been conducting a continuous public offering with respect to shares of its Series D Preferred Stock, par value $0.001 per share, subject to adjustment. The selling price of the Series D Preferred Stock was $25.00 per share for all sales that occurred from the beginning of the offering to and including June 28, 2020 and is expected to be, and since June 29, 2020, has been, $24.50 per share through the end of the life of the offering. Shares of Series D Preferred Stock are recorded in permanent equity at the time of their issuance.
Series L Preferred Stock—On November 21, 2017, the Company issued 8,080,740 shares of Series L Preferred Stock having an initial stated value of $28.37 per share (“Series L Preferred Stock Stated Value”), subject to adjustment. The Company received gross proceeds of $229.3 million from the sale of the Series L Preferred Stock, which was reduced by issuance-specific offering costs, such as commissions, dealer manager fees, and other offering fees and expenses, totaling $15.9 million, a discount of $2.9 million, and non-issuance-specific costs of $2.5 million. These fees have been recorded as a reduction to the gross proceeds in permanent equity.
Until the fifth anniversary of the date of original issuance of the Series L Preferred Stock, the Company is prohibited from issuing any shares of preferred stock ranking senior to or on parity with the Series L Preferred Stock with respect to the payment of dividends, other distributions, liquidation, and or dissolution or winding up of the Company unless the Minimum Fixed Charge Coverage Ratio, calculated in accordance with the Articles Supplementary describing the Series L Preferred Stock, is equal to or greater than 1.25:1.00. As of March 31, 2021 and December 31, 2020, the Company was in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio.
Refer to Note 12 for a discussion of certain payments the Company has made in shares of Common Stock and in shares of Preferred Stock and may make in shares of Preferred Stock in lieu of cash payments in order to remain in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio.
Dividends—With respect to the payment of dividends, the Series A Preferred Stock ranks senior to the Series L Preferred Stock and the Common Stock, and on parity with the Series D Preferred Stock. The Series L Preferred Stock ranks senior to the Common Stock (except with respect to and only to the extent of the Initial Dividend) and junior to the Series A Preferred Stock, Series D Preferred Stock and Common Stock (with respect to and only to the extent of the Initial Dividend). With respect to the distribution of amounts upon liquidation, dissolution or winding-up, the Series A Preferred Stock ranks on parity with the Series D Preferred Stock and Series L Preferred Stock, to the extent of the Series L Preferred Stock Stated Value, and otherwise ranks senior to the Series L Preferred Stock and the Common Stock. With respect to the distribution of amounts upon liquidation, dissolution or winding-up, the Series L Preferred Stock ranks senior to the Common Stock, both (i) to the extent of the Series L Preferred Stock Stated Value and (ii) following payment to holders of the Common Stock of an amount equal to any unpaid Initial Dividend, to the extent of any accrued and unpaid dividends on the Series L Preferred Stock, on parity with the Series A Preferred Stock and Series D Preferred Stock, to the extent of the Series L Preferred Stock Stated Value and junior to the Series A Preferred Stock, Series D Preferred Stock and Common Stock (to the extent of the Initial Dividend), in all instances with respect to any accrued and unpaid dividends on the Series L Preferred Stock.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
Holders of Series A Preferred Stock are entitled to receive, if, as and when authorized by the Company’s Board of Directors, and declared by the Company out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.50% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter) (the “Series A Dividend”). Holders of Series D Preferred Stock are entitled to receive, if, as and when authorized by the Company’s Board of Directors, and declared by the Company out of legally available funds, cumulative cash dividends on each share of Series D Preferred Stock at an annual rate of 5.65% of the Series D Preferred Stock Stated Value (i.e., the equivalent of $0.35313 per share per quarter) (the “Series D Dividend”). Dividends on each share of Series A Preferred Stock and Series D Preferred Stock begin accruing on, and are cumulative from, the date of issuance.
The Company expects to pay the Series A Dividend and Series D Dividend in arrears on a monthly basis in accordance with the foregoing provisions, unless the Company’s results of operations, general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. The timing and amount of the Series A Dividend and the Series D Dividend will be determined by the Company’s Board of Directors, in its sole discretion, and may vary from time to time.
Holders of Series L Preferred Stock are entitled to receive, if, as and when authorized by the Company’s Board of Directors, and declared by the Company out of legally available funds, cumulative cash dividends on each share of Series L Preferred Stock at an annual rate of 5.50% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year). Dividends on each share of Series L Preferred Stock began accruing on, and are cumulative from, the date of issuance.
The Company expects to pay dividends on the Series L Preferred Stock in arrears on an annual basis in accordance with the foregoing provisions, unless the Company’s results of operations, general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.00% per year, up to a maximum rate of 8.50% per annum. However, prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, the Company must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by the Company’s Board of Directors at the end of the prior fiscal year. On December 22, 2020, the Company announced an Initial Dividend on shares of its Common Stock for fiscal year 2021 in the aggregate amount of $4,448,223, of which $1,112,000 had been paid as of March 31, 2021.
During the three months ended March 31, 2021, the Company paid $2.2 million, $7,000 and $8.4 million of cash dividends on the Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, respectively. During the three months ended March 31, 2020, the Company paid $2.5 million, $0 and $8.4 million of cash dividends on the Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, respectively.
Redemptions—The Company’s Series A Preferred Stock and Series D Preferred Stock are redeemable at the option of the holder or CIM Commercial. The redemption schedule of the Series A Preferred Stock and Series D Preferred Stock allows redemptions at the option of the holder of Series A Preferred Stock or Series D Preferred Stock from the date of original issuance of any such shares at the Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, respectively, less a redemption fee applicable prior to the fifth anniversary of the issuance of such shares, plus accrued and unpaid dividends. CIM Commercial has the right to redeem the Series A Preferred Stock or Series D Preferred Stock after the fifth anniversary of the date of original issuance of such shares at the Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, respectively, plus accrued and unpaid dividends. At the Company’s discretion, the redemption price will be paid in cash or in Common Stock based on the volume weighted average price of the Company’s Common Stock for the 20 trading days prior to the redemption; provided that the redemption price of any shares of Series A Preferred Stock redeemed prior to the first anniversary of the date of original issuance of such shares must be paid in cash.
From and after the fifth anniversary of the date of original issuance of the Series L Preferred Stock, each holder will have the right to require the Company to redeem, and the Company will also have the option to redeem (subject to certain conditions), such shares of Series L Preferred Stock at a redemption price equal to the Series L Preferred Stock Stated Value, plus, provided certain conditions are met, all accrued and unpaid distributions. Notwithstanding the foregoing, a holder of shares of the Company’s Series L Preferred Stock may require the Company to redeem such shares at any time prior to the fifth anniversary of the date of original issuance of the Series L Preferred Stock if (1) the Company does not declare and pay in full the distribution on the Series L Preferred Stock for any annual period prior to such fifth anniversary or (2) the Company does not declare and pay all accrued and unpaid distributions on the Series L Preferred Stock for all past dividend periods prior to the applicable holder redemption date. The applicable redemption price payable upon redemption of any Series L Preferred Stock

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
will be made, in the Company’s sole discretion, in the form of (A) cash in ILS at the then-current currency exchange rate determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, (B) in equal value through the issuance of shares of Common Stock, with the value of such Common Stock to be deemed the lower of (i) the NAV per share of the Company’s Common Stock as most recently published by the Company as of the effective date of redemption and (ii) the volume-weighted average price of the Company’s Common Stock, determined in accordance with the Articles Supplementary defining the terms of the Series L Preferred Stock, or (C) in a combination of cash in ILS and the Company’s Common Stock, based on the conversion mechanisms set forth in (A) and (B), respectively.
10. STOCKHOLDERS’ EQUITY
Dividends
Holders of the Company’s Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by the Company out of legally available funds. In determining the Company’s dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, the Company’s financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. Cash dividends per share of Common Stock paid in respect of the three months ended March 31, 2021 and 2020 consist of the following:

Declaration Date	Payment Date	Type	Cash Dividend Per Share of Common Stock
March 5, 2021	March 30, 2021	Regular Quarterly	$0.075

March 2, 2020	March 25, 2020	Regular Quarterly	$0.075
Series A Preferred Warrants
Prior to February 2020, the Series A Preferred Stock was sold as a unit that included one share of Series A Preferred Stock and one Series A Preferred Warrant that could be exercised to purchase 0.25 of a share of Common Stock. The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. At the time of issuance, the exercise price of each Series A Preferred Warrant was at a 15.0% premium to the per share estimated NAV of the Company’s Common Stock then most recently published and designated as the Applicable NAV. However, in accordance with the terms of the Series A Preferred Warrants, the exercise price of each Series A Preferred Warrant issued prior to the Reverse Stock Split was automatically adjusted to reflect the effect of the Reverse Stock Split and, in the discretion of the Company’s Board of Directors, the exercise price and the number of shares issuable upon exercise of each Series A Preferred Warrant issued prior to the Special Dividend was adjusted to reflect the effect of the Special Dividend.
Proceeds and expenses from the sale of the Series A Preferred Units were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of March 31, 2021, the Company had issued 4,603,287 Series A Preferred Warrants to purchase 1,194,159 shares of Common Stock in connection with the Company’s offering of Series A Preferred Units and allocated net proceeds of $614,000, after specifically identifiable offering costs and allocated general offering costs, to the Series A Preferred Warrants in permanent equity.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
11. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Management’s estimation of the fair value of the Company’s financial instruments is based on a Level 3 valuation in the fair value hierarchy established for disclosure of how a company values its financial instruments. In general, quoted market prices from active markets for the identical financial instrument (Level 1 inputs), if available, should be used to value a financial instrument. If quoted prices are not available for the identical financial instrument, then a determination should be made if Level 2 inputs are available. Level 2 inputs include quoted prices for similar financial instruments in active markets for identical or similar financial instruments in markets that are not active (i.e., markets in which there are few transactions for the financial instruments, the prices are not current, price quotations vary substantially, or in which little information is released publicly). There is limited reliable market information for the Company’s financial instruments and the Company utilizes other methodologies based on unobservable inputs for valuation purposes since there are no Level 1 or Level 2 inputs available. Accordingly, Level 3 inputs are used to measure fair value.
In general, estimates of fair value may differ from the carrying amounts of the financial assets and liabilities primarily as a result of the effects of discounting future cash flows. Considerable judgment is required to interpret market data and develop estimates of fair value. Accordingly, the estimates presented are made at a point in time and may not be indicative of the amounts the Company could realize in a current market exchange.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities.
Debt—The carrying amounts of the Company’s secured borrowings—government guaranteed loans, SBA 7(a) loan-backed notes, 2018 revolving credit facility and borrowed funds from the Federal Reserve through the PPPLF approximate their fair values, as the interest rates on these securities are variable and approximate current market interest rates. The Company determines the fair value of mortgage notes payable and junior subordinated notes by performing discounted cash flow analyses using an appropriate market discount rate. The Company calculates the market discount rate for its mortgage notes payable by obtaining period-end treasury or swap rates, as applicable, for maturities that correspond to the maturities of the Company’s debt and then adding an appropriate credit spread. These credit spreads take into account factors such as the Company’s credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt. When estimating the fair value of the Company’s mortgages payable as of March 31, 2021 and December 31, 2020, the Company used a rate of 3.59% and 3.38%, respectively. The rate used to estimate the fair value of the Company’s junior subordinated notes was 4.44% and 4.49% as of March 31, 2021 and December 31, 2020, respectively.
Loans Receivable—The Company determines the fair value of loans receivable by performing a present value analysis for the anticipated future cash flows using an appropriate market discount rate taking into consideration the credit risk and using an anticipated prepayment rate. The value of the government guaranteed portions of loans held for sale is based

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
primarily on the anticipated proceeds to be received upon sale. The following summarizes the ranges of discount rates and prepayment rates used to arrive at the estimated fair values of the Company’s loans receivable:

	March 31, 2021		December 31, 2020
	Discount Rate	Prepayment Rate	Discount Rate	Prepayment Rate
SBA 7(a) loans receivable, subject to credit risk	6.50% - 8.25%	4.00% - 17.50%	6.50% - 8.25%	4.00% - 17.50%
SBA 7(a) loans receivable, subject to loan-backed notes	5.50% - 8.00%	4.88% - 17.50%	5.50% - 8.00%	4.88% - 17.50%
SBA 7(a) loans receivable, paycheck protection program	1.00%	N/A	1.00%	N/A
SBA 7(a) loans receivable, subject to secured borrowings	7.00% - 7.75%	5.00% - 17.50%	7.00% - 7.75%	5.00% - 17.50%
Other Financial Instruments—The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at March 31, 2021 and December 31, 2020.
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on the Company’s consolidated balance sheets are as follows (dollar amounts in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
Assets:
SBA 7(a) loans receivable, subject to credit risk	$33,552	$33,633	$32,509	$32,397	3
SBA 7(a) loans receivable, subject to loan-backed notes	22,646	23,452	23,606	24,850	3
SBA 7(a) loans receivable, paycheck protection program	16,662	17,286	14,089	14,484	3
SBA 7(a) loans receivable, subject to secured borrowings	8,591	8,681	8,822	8,914	3
SBA 7(a) loans receivable, held for sale	2,990	3,373	4,109	4,527	3
Liabilities:
Mortgages payable (1)	97,100	99,689	97,100	100,799	3
Junior subordinated notes (1)	27,070	24,264	27,070	24,236	3
______________________
(1)The carrying amounts for the mortgage payable and junior subordinated notes represents the principal outstanding amounts, excluding deferred loan costs and discounts.
12. RELATED-PARTY TRANSACTIONS
Asset Management and Other Fees to Related Parties
Asset Management Fees—CIM Urban and CIM Capital, LLC, an affiliate of CIM REIT and CIM Group (“CIM Capital”), have an investment management agreement, pursuant to which CIM Urban engaged CIM Capital to provide certain services to CIM Urban (the “Investment Management Agreement”). CIM Capital has assigned its duties under the Investment Management Agreement to its four wholly-owned subsidiaries: CIM Capital Securities Management, LLC, a securities manager, CIM Capital RE Debt Management, LLC, a debt manager, CIM Capital Controlled Company Management, LLC, a controlled company manager, and CIM Capital Real Property Management, LLC, a real property manager. The “Operator” refers to CIM Capital and its four wholly-owned subsidiaries.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
CIM Urban pays asset management fees to the Operator on a quarterly basis in arrears. The fee is calculated as a percentage of the daily average adjusted fair value of CIM Urban’s assets (dollar amounts in thousands):

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
In lieu of cash payment of the asset management fee during the year ended December 31, 2020, the Company issued to the Operator shares of its Common Stock and shares of its Series A Preferred Stock. Subject to applicable laws and regulations under Nasdaq and the TASE and the agreement of the Operator, it is likely that the Company will seek to pay some or part of the asset management fees for part of 2021 in shares of Series A Preferred Stock.
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
Administrative Fees and Expenses—CIM Commercial and its subsidiaries have a master services agreement (the “Master Services Agreement”) with CIM Service Provider, LLC (the “Administrator”), an affiliate of CIM Group, pursuant to which the Administrator provides, or arranges for other service providers to provide, management and administration services to CIM Commercial and its subsidiaries. Pursuant to the Master Services Agreement, the Company appointed an affiliate of CIM Group as the administrator of Urban Partners GP, LLC. Under the Master Services Agreement, CIM Commercial paid a base service fee (the “Base Service Fee”) to the Administrator initially set at $1.0 million per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. On May 11, 2020, the Master Services Agreement was amended to replace the Base Service Fee with an incentive fee (the “Incentive Fee”) pursuant to which the Administrator receives, on a quarterly basis, 15.00% of CIM Commercial’s quarterly core funds from operations in excess of a quarterly threshold equal to 1.75% (i.e., 7.00% on an annualized basis) of CIM Commercial’s average adjusted common stockholders’ equity (i.e., common stockholders’ equity plus accumulated depreciation and amortization) for such quarter. The amendment is effective as of April 1, 2020. The Base Service Fee is included in asset management and other fees to related parties in the accompanying consolidated statements of operations.
In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered by the Base Service Fee or the Incentive Fee, as the case may be. During the three months ended March 31, 2021 and 2020, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, and from and after September 2018, operational and on-going support in connection with the Company’s offering of Preferred Stock. The Administrator’s compensation is based on the salaries and benefits of the employees of the Administrator and or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). The expense for such services is included in expense reimbursements to related parties—corporate in the accompanying consolidated statements of operations.
Lending Segment Expenses—The Company has a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC (“CIM SBA”), an affiliate of CIM Group, and the Company’s subsidiary, PMC Commercial Lending, LLC. The agreement provides that CIM SBA will provide personnel and resources to the Company and that the Company will reimburse

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
CIM SBA for the costs and expenses of providing such personnel and resources. The expense for such services is included in expense reimbursements to related parties—lending segment in the accompanying consolidated statements of operations.
Offering-Related Fees—The Company had an Amendment, Assignment and Assumption Agreement (the “Assignment Agreement”) with CCO Capital, LLC (“CCO Capital”). CCO Capital is a registered broker dealer and is under common control with the Operator and the Administrator. As a result of the Assignment Agreement, CCO Capital became the exclusive dealer manager for the Company’s public offering of the Series A Preferred Units effective as of May 31, 2019. The Company’s offering of the Series A Preferred Units ended at the end of January 2020. On January 28, 2020, the Company entered into the Second Amended and Restated Dealer Manager Agreement, pursuant to which CCO Capital acts as the exclusive dealer manager for the Company’s public offering of its Series A Preferred Stock and Series D Preferred Stock. Thereunder, the Company agreed to pay CCO Capital, as the dealer manager for the offering, (1) an upfront dealer manager fee of up to 1.25% of the selling price of each share of Preferred Stock sold, (2) selling commissions of up to 5.50% of the selling price of each share of Series A Preferred Stock sold (with no selling commissions payable in respect of shares of Series D Preferred Stock sold) and (3) a trailing dealer manager fee that accrues daily in an amount equal to 1/365th of 0.25% per annum of the selling price of each share of Preferred Stock sold. CCO Capital, in its sole discretion, may reallow to another broker-dealer authorized by it to sell shares in the offering a portion of the upfront dealer manager fee earned by it in respect of shares sold by such broker-dealer.
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Asset Management Fees:
Asset management fees (1)	$2,259	$2,363
Property Management Fees and Reimbursements:
Property management fees	$403	$427
Onsite management and other cost reimbursement	$809	$969
Leasing commissions	$15	$40
Construction management fees	$13	$170
Administrative Fees and Expenses:
Base service fee (2)	$—	$282
Expense reimbursements to related parties - corporate	$605	$812
Lending Segment Expenses:
Expense reimbursements to related parties - lending segment	$731	$682
Offering-Related Fees:
Upfront dealer manager and trailing dealer manager fees	$150	$241
Non-issuance specific offering costs (3)	$21	$24
______________________
(1)For the three months ended March 31, 2020, the Company issued to the Operator 203,349 shares of Common Stock, in lieu of cash payment of the asset management fee for the first quarter of 2020.
(2)For the three months ended March 31, 2020, the Company issued to the Administrator 11,273 shares of Series A Preferred Stock, in lieu of cash as payment of the Base Service Fee for the first quarter of 2020.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
(3)As of March 31, 2021 and December 31, 2020, $1.7 million and $1.5 million, respectively, was included in deferred costs as reimbursable expenses incurred pursuant to the Master Services Agreement and the then applicable dealer manager agreement with CCO Capital. These non-issuance specific costs are allocated against the gross proceeds from the sale of the Series A Preferred Stock and the Series D Preferred Stock on a pro rata basis for each issuance as a percentage of the total offering.
As of March 31, 2021 and December 31, 2020, due to related parties consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Asset management fees	$2,227	$2,386
Property management fees and reimbursements	1,753	1,662
Expense reimbursements - corporate	846	647
Expense reimbursements - lending segment	612	690
Upfront dealer manager and trailing dealer manager fees	541	493
Non-issuance specific offering costs	723	668
Other amounts due to the CIM Management Entities and certain of its affiliates	216	160
Total due to related parties	$6,918	$6,706
Other
During the year ended December 31, 2020, the Company’s President, Jan F. Salit, retired effective as of September 16, 2020. Mr. Salit received a $450,000 payment, representing one year of his base salary, upon the satisfaction of certain conditions specified therein, including the execution of an agreement with the Company that contains, among other things, mutual release and non-disparagement provisions. Related to this payment, $287,000 was borne by the Company based on the time that Mr. Salit devoted to the Company relative to other matters relating to CIM Group. As of March 31, 2021, the $287,000 remained due to CIM Group.
On October 1, 2015, an affiliate of CIM Group entered into a five-year lease renewal with respect to a property owned by the Company. The lease was amended to a month-to-month term in February 2019 and was terminated in October 2020. The Company recorded rental and other property income related to this tenant of $0 and $29,000 for the three months ended March 31, 2021 and 2020, respectively.
On May 15, 2019, CIM Group entered into an approximately 11-year lease for approximately 32,000 rentable square feet with respect to a property owned by the Company. The lease was amended on August 7, 2019 to reduce the rentable square feet to approximately 30,000 rentable square feet. The Company recorded rental and other property income related to this tenant of $370,000 for both of the three month periods ended March 31, 2021 and 2020.
13. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. The Company’s outstanding commitments to fund loans were $60.0 million as of March 31, 2021, the majority of which are for prime-based loans to be originated by the Company’s subsidiary engaged in SBA 7(a) Small Business Loan Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, the Company has certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. CIM Commercial had a total of $7.6 million in future obligations under leases to fund tenant improvements and other future construction obligations as of March 31, 2021. As of March 31, 2021, $2.5 million was funded to reserve accounts included in restricted cash on the Company’s consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreement entered into in June 2016.
Employment Agreements—The Company has an employment agreement with one of its officers. Under certain circumstances, this employment agreement provides for (1) severance payment equal to the annual base salary paid to the officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual base salary paid to the officer.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
Litigation—The Company is not currently involved in any material pending or threatened legal proceedings nor, to the Company’s knowledge, are any material legal proceedings currently threatened against the Company, other than routine litigation arising in the ordinary course of business. In the normal course of business, the Company is periodically party to certain legal actions and proceedings involving matters that are generally incidental to the Company’s business. While the outcome of these legal actions and proceedings cannot be predicted with certainty, in management’s opinion, the resolution of these legal proceedings and actions will not have a material adverse effect on the Company’s business, financial condition, results of operations, cash flow or the Company’s ability to satisfy its debt service obligations or to maintain its level of distributions on Common Stock or Preferred Stock.
In September 2018, the Company filed a lawsuit against the City and County of San Francisco seeking a refund of the $11.8 million in penalties, interest and legal fees paid by the Company for real property transfer tax allegedly due for a transaction in a prior year. The Company disputed that such penalties, interest and legal fees were payable but, in order to contest the asserted tax obligations, the Company had to pay such amounts to the City and County of San Francisco in August 2017. The Company has been vigorously pursuing this litigation and intend to continue to do so.
A subsidiary of the Company is a defendant in a lawsuit in connection with injuries sustained by a third-party contractor at a property previously owned by such subsidiary. While it is possible that a loss may be incurred, the Company is unable to estimate a range of potential losses due to the complexity and current status of the lawsuit. However, the Company maintains insurance coverage to mitigate the impact of adverse exposures in lawsuits of this nature and do not expect this lawsuit to have a material adverse effect on the Company’s business, financial condition, results of operations, cash flow or the Company ability to satisfy its debt service obligations or to maintain the level of distributions on the Company’s Common Stock or Preferred Stock.
SBA Related—If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced under the PPP or the SBA 7(a) Small Business Loan Program, the SBA may seek recovery of the principal loss related to the deficiency from the Company. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from the Company in the event that a loss is deemed to be attributable to technical deficiencies. Based on historical experience, the Company does not expect that this contingency is probable to be asserted. However, if asserted, it could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flow or the Company’s ability to satisfy its debt service obligations or to maintain its level of distributions on Common Stock or Preferred Stock.
Environmental Matters—In connection with the ownership and operation of real estate properties, the Company may be potentially liable for costs and damages related to environmental matters, including asbestos-containing materials. The Company has not been notified by any governmental authority of any noncompliance, liability, or other claim in connection with any of the properties, and the Company is not aware of any other environmental condition with respect to any of the properties that management believes will have a material adverse effect on the Company’s business, financial condition, results of operations, cash flow or the Company’s ability to satisfy its debt service obligations or to maintain its level of distributions on Common Stock or Preferred Stock.
14. LEASES
Future minimum rental revenue under long-term operating leases as of March 31, 2021, excluding tenant reimbursements of certain costs, are as follows (in thousands):

Years Ending December 31,	Total
2021 (Nine months ending December 31, 2021)	$32,877
2022	41,910
2023	38,275
2024	36,547
2025	21,055
Thereafter	39,843
$210,507

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
15. SEGMENT DISCLOSURE
The Company’s reportable segments during the three months ended March 31, 2021 and 2020 consist of two types of commercial real estate properties, namely, office and hotel, as well as a segment for the Company’s lending business. Management internally evaluates the operating performance and financial results of the segments based on net operating income. The Company also has certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2021.
For the Company’s real estate segments, the Company defines net operating income (loss) as rental and other property income and expense reimbursements less property related expenses, and excludes non-property income and expenses, interest expense, depreciation and amortization, corporate related general and administrative expenses, gain (loss) on sale of real estate, gain (loss) on early extinguishment of debt, impairment of real estate, transaction costs, and provision (benefit) for income taxes. For the Company’s lending segment, the Company defines net operating income as interest income net of interest expense and general overhead expenses.
The net operating income (loss) of the Company’s segments for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Office:
Revenues	$13,527	$14,897
Property expenses:
Operating	5,655	6,046
General and administrative	85	98
Total property expenses	5,740	6,144
Segment net operating income—office	7,787	8,753
Hotel:
Revenues	1,878	8,253
Property expenses:
Operating	2,635	6,469
General and administrative	50	13
Total property expenses	2,685	6,482
Segment net operating (loss) income—hotel	(807)	1,771
Lending:
Revenues	3,474	2,384
Lending expenses:
Interest expense	191	291
Expense reimbursements to related parties—lending segment	731	682
General and administrative	446	400
Total lending expenses	1,368	1,373
Segment net operating income—lending	2,106	1,011
Total segment net operating income	$9,086	$11,535

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
A reconciliation of segment net operating income to net income attributable to the Company for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Total segment net operating income	$9,086	$11,535
Interest and other income	—	1
Asset management and other fees to related parties	(2,259)	(2,645)
Expense reimbursements to related parties—corporate	(605)	(812)
Interest expense	(2,441)	(2,876)
General and administrative	(2,041)	(1,223)
Depreciation and amortization	(5,037)	(5,258)
Loss before provision for income taxes	(3,297)	(1,278)
(Provision) benefit for income taxes	(374)	22
Net loss	(3,671)	(1,256)
Net loss (income) attributable to noncontrolling interests	1	(4)
Net loss attributable to the Company	$(3,670)	$(1,260)
The condensed assets for each of the segments as of March 31, 2021 and December 31, 2020, along with capital expenditures and loan originations for the three months ended March 31, 2021 and 2020, are as follows (in thousands):

	March 31, 2021	December 31, 2020
Condensed assets:
Office	$462,547	$472,544
Hotel	100,902	100,285
Lending	101,242	94,626
Non-segment assets	21,192	18,162
Total assets	$685,883	$685,617

	Three Months Ended March 31,
	2021	2020
Capital expenditures (1):
Office	$292	$4,534
Hotel	28	294
Total capital expenditures	320	4,828
Loan originations	25,593	11,844
Total capital expenditures and loan originations	$25,913	$16,672
______________________
(1)Represents additions and improvements to real estate investments, excluding acquisitions. Includes the activity for dispositions through their respective disposition dates.
16. SUBSEQUENT EVENTS
In May 2021, the Company granted awards of 5,083 restricted shares of Common Stock to each of the independent members of the Board of Directors (20,332 shares in the aggregate) under the 2015 Equity Incentive Plan, which vest after one year of continuous service.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “project,” “target,” “expect,” “intend,” “might,” “believe,” “anticipate,” “estimate,” “could,” “would,” “continue,” “pursue,” “potential,” “forecast,” “seek,” “plan,” or “should” or the negative thereof or other variations or similar words or phrases. Such forward-looking statements include, among others, statements about CMCT’s plans and objectives relating to future growth and availability of funds, and the trading liquidity of CMCT’s Common Stock. Such forward-looking statements are based on particular assumptions that management of CMCT has made in light of its experience, as well as its perception of expected future developments and other factors that it believes are appropriate under the circumstances. Forward-looking statements are necessarily estimates reflecting the judgment of CMCT’s management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include those associated with (i) the scope, severity and duration of the current pandemic of COVID-19, and actions taken to contain the pandemic or mitigate its impact, (ii) the adverse effect of COVID-19 on the financial condition, results of operations, cash flows and performance of CMCT and its tenants and business partners, the real estate market and the global economy and financial markets, among others, (iii) the timing, form and operational effects of CMCT’s development activities, (iv) the ability of CMCT to raise in place rents to existing market rents and to maintain or increase occupancy levels, (v) fluctuations in market rents, including as a result of COVID-19, and (vi) general economic, market and other conditions. Additional important factors that could cause CMCT’s actual results to differ materially from CMCT’s expectations are discussed under the section “Risk Factors” in CMCT’s Annual Report on Form 10-K for the year ended December 31, 2020. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond CMCT’s control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by CMCT or any other person that CMCT’s objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. CMCT does not undertake to update them to reflect changes that occur after the date they are made.
The following discussion of our financial condition as of March 31, 2021 and results of operations for the three months ended March 31, 2021 and 2020 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A of this Quarterly Report. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the consolidated financial statements contained therein. The terms “we,” “us,” “our” and the “Company” refer to CIM Commercial Trust Corporation and its subsidiaries.
Definitions
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
The phrase “ADR” represents average daily rate. It is calculated as trailing 12-month room revenue divided by the number of rooms occupied. For sold properties, ADR is presented for the Company’s period of ownership only.
The phrase “annualized rent” represents gross monthly base rent, or gross monthly contractual rent under parking and retail leases, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.
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
COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. COVID-19 has spread worldwide, causing significant disruptions to the U.S. and world economies. On March 4, 2020 and March 13, 2020, a state of emergency was declared for the state of California and for the United States, respectively. In response to the issuance of U.S. federal guidelines to contain the spread of COVID-19, U.S. state and local jurisdictions, including those in which we operate, implemented various containment and or mitigation measures, including shelter-in-place orders and the temporary closure of non-essential businesses. COVID-19 has triggered a period of significant global economic slowdown, and the impact of COVID-19 on the U.S. economy will likely continue through the first half of 2021.
The information provided in the table below provides insight into the effects of COVID-19 on our rent collections for the three months ended March 31, 2021 for our parking tenants. For the three months ended March 31, 2021, rent collections for our office and retail tenants were generally consistent with such rent collections prior to the effects of COVID-19. We undertake no obligation to provide rent collection, concession or allowance information for any future period. The information presented below is preliminary and unaudited, and we undertake no obligation to update such information other than as may be required by law:

Parking Tenants (1)	Three Months Ended March 31, 2021
Rent Collected (2)	22.5%
Rent Abated	8.6%
Recorded as Bad Debt	68.9%
Total	100.0%
______________________
(1)There have been no significant changes in parking tenant rent collections subsequent to March 31, 2021.
(2)Rent collected is calculated as the aggregate contractual rent collected for each month in the applicable period presented from the beginning of that month through May 6, 2021, divided by the aggregate contractual rent charged for the applicable period. Rent collection percentages are calculated based on contractual rents (excluding percentage rents and contractually obligated reimbursements by our tenants).
Additionally, the spread of COVID-19 in the United States and the resulting restrictions on travel, meetings and social gatherings that have been implemented from time to time have impacted, and are expected to continue to materially impact so long as they persist, the operations of our hotel in Sacramento, California. For the three months ended March 31, 2021, the hotel segment net operating loss of our hotel was $807,000. Based on current expectations, it is highly likely that the net operating income of our hotel will continue to be negative for at least the first half of 2021. As a result, contributions by the hotel to our funds from operations during such periods will be significantly diminished.
Our lending division has also suffered adverse impacts relating to COVID-19. Loans originated and serviced under the SBA 7(a) Small Business Loan Program through March 31, 2021 consist primarily of loans to borrowers in the limited service hospitality sector. Since the onset of COVID-19 in the United States, our borrowers have been experiencing significant reductions in cash flow as the travel and leisure industry decline caused by COVID-19 has continued to severely impact limited service hospitality properties. The substantial majority of our borrowers received relief under the Coronavirus Aid, Relief and

Economic Security Act (the “CARES Act”) during the year ended December 31, 2020 through subsidy in the form of six months of monthly loan payments made on the borrower’s behalf pursuant to Section 1112 of the CARES Act. Further, Section 1112 of the CARES Act was extended and, beginning February 1, 2021, the CARES Act provides up to an additional five months of subsidy of scheduled principal and interest payments (up to $9,000 per month, per loan) for the substantial majority of our borrowers.
As a result of the potential negative impact on the cash flow of our borrowers, we increased our loan loss reserves commencing with the second half of 2020. Depending upon the length of continuation of market disruptions for the limited service hospitality industry, we may have additional increases in our loan loss reserves and ultimately an increase in loan losses, and such losses may be material.
The situation surrounding COVID-19 remains fluid, and we have been actively managing our response in collaboration with tenants, government officials and business partners and assessing the impact to our financial position and operating results, as well as the additional potential adverse developments in our business. We have taken steps to adapt to the difficult business environment in which we operate and to strengthen our business to position our business to thrive post COVID-19. These steps include (i) reducing our corporate overhead expenses by realigning certain support functions and reducing employee compensation at our Operator, including not appointing a replacement for our President who retired during the third quarter, (ii) focusing on appropriate cost-reduction measures at our properties, (iii) temporarily suspending the vast majority of activities related to the repositioning of our office building at 4750 Wilshire Boulevard in Los Angeles, California, and renovations at the Sheraton Grand Hotel in Sacramento, California, (iv) increasing liquidity by entering into the 2020 unsecured revolving credit facility in May 2020, accessing (beginning in June 2020) funds through the Federal Reserve through the PPPLF established for lenders who originate loans pursuant to the PPP and entering into the 2018 Credit Facility Modification in September 2020, and (v) amending our Master Services Agreement to eliminate the Base Service Fee as described in Note 12 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
The extent to which COVID-19 will continue to impact our operations and those of its tenants and business partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of COVID-19 and actions taken to contain the pandemic or mitigate its impact and the extent to which federal, state and local governments provide relief or assistance to those affected by COVID-19 (including extending the CARES Act). We cannot predict the significance, extent or duration of any adverse impact of COVID-19 on its business, financial condition, results of operations, cash flow or its ability to satisfy its debt service obligations or to maintain its level of distributions on its Common Stock or Preferred Stock. However, our business, financial condition, results of operations, and liquidity have been adversely affected and will likely continue to be adversely affected for at least through the first half of 2021.
Properties
As of March 31, 2021, our real estate portfolio consisted of 12 assets, all of which were fee-simple properties. As of March 31, 2021, our nine office properties, totaling approximately 1.3 million rentable square feet, were 78.7% occupied, our one development site was being used as a parking lot, and our one hotel with an ancillary parking garage, which has a total of 503 rooms, had RevPAR of $34.60 for the three months ended March 31, 2021.
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
We may also participate more actively in other real estate strategies and property types in order to leverage CIM Group’s platform and capabilities for the benefit of all classes of stockholders. This may include, without limitation, engaging in real estate development activities as well as investing in other property types such as multifamily, retail or hospitality directly, side-by-side with one or more funds of CIM Group, through direct deployment of capital in one or more funds managed by affiliates of CIM Group, or deploying capital in or originating loans that are secured directly or indirectly by properties primarily located in CIM Group’s qualified communities that meet our strategy. Such loans may include limited and or non-recourse junior (mezzanine, B-note or 2nd lien) and senior acquisition, bridge or repositioning loans.

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
We issued to the Operator an aggregate of 203,349 shares of our Common Stock and 287,199 shares of our Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), as payment, in lieu of cash, for all asset management fees owed to the Operator in respect of fees incurred during the year ended December 31, 2020. Additionally, we issued to the Administrator 11,273 shares of Series A Preferred Stock, in lieu of cash as payment of the Base Service Fee (as defined below) in respect of the first fiscal quarter of the year ended December 31, 2020. All of such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. It is likely that we will seek to pay some or part of the asset management fees for part of the year ending December 31, 2021 in shares of Series A Preferred Stock.
Rental Rate Trends
Office Statistics:    The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods:

	As of March 31,
	2021	2020
Occupancy (1)	78.7%	85.8%
Annualized rent per occupied square foot (1)(2)	$51.88	$50.20
______________________
(1)The information presented in this table represents historical information as of the date indicated without giving effect to any property sales occurring thereafter.
(2)Total abatements, representing lease incentives in the form of free rent, for the 12 months ended March 31, 2021 and 2020 were approximately $1.3 million and $2.1 million, respectively.
Over the next four quarters, we expect to see expiring cash rents as set forth in the table below:

	For the Three Months Ended
	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022
Expiring Cash Rents:
Expiring square feet (1)	39,551	14,766	17,832	23,676
Expiring rent per square foot (2)	$52.16	$45.10	$58.32	$59.09
______________________
(1)Month-to-month tenants occupying a total of 14,968 square feet are included in the expiring leases in the first quarter listed.
(2)Represents annualized rent, as of March 31, 2021, under leases expiring during the periods above.
During the three months ended March 31, 2021, we executed leases with terms longer than 12 months totaling 4,553 square feet. The table below sets forth information on certain of our executed leases during the three months ended March 31, 2021, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

	Number of Leases (1)	Rentable Square Feet	New Cash Rents per Square Foot (2)	Expiring Cash Rents per Square Foot (2)
Three months ended March 31, 2021	2	3,043	$59.76	$48.66
______________________
(1)Based on the number of tenants that signed leases.
(2)Cash rents represent gross monthly base rent, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.
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

Hotel Statistics:    The following table sets forth the occupancy, ADR and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Three Months Ended March 31,
	2021	2020
Occupancy	29.8%	65.8%
ADR	$116.21	$166.47
RevPAR	$34.60	$109.58
Seasonality
Our revenues and expenses for our hotel property are subject to seasonality during the year. Generally, our hotel revenues are greater in the first and second quarters than the third and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenues, segment net operating income, net income and cash provided by operating activities. Additionally, our operating results have been and will be adversely affected by the continued effects of COVID-19 and renovations of the guest rooms, food and beverage amenities, public areas, meeting rooms and other amenities at our hotel (which renovations were suspended in March 2020 but may be resumed in 2021), as well as the temporary closure of the nearby Sacramento Convention Center until its expected phased reopening beginning in mid-2021. In addition, the hotel industry is cyclical and demand generally follows, on a lagged basis, key macroeconomic factors.
Lending Segment
Through our loans originated under the SBA’s 7(a) Guaranteed Loan Program, we are a national lender that primarily originates loans to small businesses. We identify loan origination opportunities through personal contacts, internet referrals, attendance at trade shows and meetings, direct mailings, advertisements in trade publications and other marketing methods. We also generate loans through referrals from real estate and loan brokers, franchise representatives, existing borrowers, lawyers and accountants.
In addition, as a SBA 7(a) licensee, we are an authorized lender under the PPP, which was enacted during the year ended December 31, 2020.
The PPP provides lenders under the program with a 100% guaranty of repayment (provided certain conditions are met) and provides small businesses with uncollateralized and unguaranteed loans at an interest rate of 1.00%. Loans originated under the PPP will be fully forgiven, subject to certain limitations, when used by the borrower for payroll costs, interest on mortgages, rent, and utilities. For those loans that are forgiven, the SBA will remit 100% of the remaining outstanding principal plus accrued interest to us. For those loans whose borrowers do not meet the criteria required for forgiveness, the borrower is required to repay the remaining obligation. Upon a borrower default of any remaining balance due, if any, the SBA will remit the balance due to us. The loans that we originated under the PPP have a two-year term if originated prior to June 5, 2020 and have a five-year term if originated after June 5, 2020. We obtain funds to originate loans under the PPP from the Federal Reserve on a basis that correlates to the outstanding principal balance due from our borrowers pursuant to the PPP on a dollar-for-dollar basis with a cost of funds of 0.35%.
Property Concentration
As of March 31, 2021, we had certain tenant and geographic concentrations in our property holdings. Kaiser, which occupied office space in one of our Oakland, California properties accounted for 30.9% of our annualized rental income for the three months ended March 31, 2021. No other tenant accounted for greater than 10.0% of our annualized rental income for the three months ended March 31, 2021. In addition, seven of our office properties were located in California, which accounted for 84.1% of our annualized rental income for the three months ended March 31, 2021.

2021 Results of Operations
Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020
Net Loss and FFO

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Total revenues	$18,879	$25,535	$(6,656)	(26.1)%
Total expenses	$22,176	$26,813	$(4,637)	(17.3)%
Net loss	$(3,671)	$(1,256)	$(2,415)	192.3%
Net loss increased to $3.7 million, or by $2.4 million, for the three months ended March 31, 2021, compared to a net loss of $1.3 million for the three months ended March 31, 2020. The decrease is primarily attributable to a decrease of $2.4 million in segment net operating income (primarily as a result of the adverse impact of COVID-19).
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
The following table sets forth a reconciliation of net loss attributable to common stockholders to FFO attributable to common stockholders:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net loss attributable to common stockholders	$(8,206)	$(6,787)
Depreciation and amortization	5,037	5,258
FFO attributable to common stockholders	$(3,169)	$(1,529)
FFO attributable to common stockholders was $(3.2) million for the three months ended March 31, 2021, a decrease of $1.6 million compared to $(1.5) million for the three months ended March 31, 2020. The decrease in FFO is primarily attributable to a decrease of $(2.4) million in segment net operating income (primarily as a result of the adverse impact of COVID-19), partially offset by a decrease of $0.9 million in redeemable preferred stock dividends declared or accumulated due to a switch in timing as to when we declared dividends on the Series A Preferred Stock and Series D Preferred Stock.

Summary Segment Results
During the three months ended March 31, 2021 and 2020, CIM Commercial operated in three segments: office and hotel properties and lending. Set forth and described below are summary segment results for our operating segments.

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenues:
Office	$13,527	$14,897	$(1,370)	(9.2)%
Hotel	$1,878	$8,253	$(6,375)	(77.2)%
Lending	$3,474	$2,384	$1,090	45.7%

Expenses:
Office	$5,740	$6,144	$(404)	(6.6)%
Hotel	$2,685	$6,482	$(3,797)	(58.6)%
Lending	$1,368	$1,373	$(5)	(0.4)%

Non-Segment Revenue and Expenses:
Interest and other income	$—	$1	$(1)	(100.0)%
Asset management and other fees to related parties	$(2,259)	$(2,645)	$386	(14.6)%
Expense reimbursements to related parties - corporate	$(605)	$(812)	$207	(25.5)%
Interest expense	$(2,441)	$(2,876)	$435	(15.1)%
General and administrative	$(2,041)	$(1,223)	$(818)	66.9%
Depreciation and amortization	$(5,037)	$(5,258)	$221	(4.2)%
(Provision) benefit for income taxes	$(374)	$22	$(396)	(1,800.0)%
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased to $13.5 million, or by 9.2%, for the three months ended March 31, 2021 compared to $14.9 million for the three months ended March 31, 2020. The decrease is primarily due to lower revenues at an office property in Beverly Hills, California and an office property in Los Angeles, California due to decreases in occupancy as compared to the first quarter of 2020.
Hotel Revenue: Hotel revenue decreased to $1.9 million, or by 77.2%, for the three months ended March 31, 2021, compared to $8.3 million for the three months ended March 31, 2020, primarily due to a decrease in occupancy, average daily rate, and food, beverage, and other sundry hotel services during the first quarter of 2021 as compared to the first quarter of 2020 as a result of COVID-19. The outbreak of COVID-19 will continue to negatively affect the operations of our hotel at least through the first half of 2021 as described in “—COVID-19” above.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue increased to $3.5 million, or by 45.7%, for the three months ended March 31, 2021, compared to $2.4 million for the three months ended March 31, 2020. The increase is primarily due to an increase in our origination of loans during the three months ended March 31, 2021, partially offset by a decrease in interest income resulting from a decline in the prime rate from 4.75% during the first quarter of 2020 to 3.25% during the first quarter of 2021.
Expenses
Office Expenses: Office expenses decreased to $5.7 million, or by 6.6%, for the three months ended March 31, 2021, compared to $6.1 million for the three months ended March 31, 2020. The decrease is primarily due to a decrease in administrative payroll expenses at our office property in Oakland, California.

Hotel Expenses: Hotel expenses decreased to $2.7 million, or by 58.6%, for the three months ended March 31, 2021, compared to $6.5 million for the three months ended March 31, 2020, primarily as a result of decreased occupancy at the hotel due to the effects of COVID-19. The outbreak of COVID-19 is expected to cause hotel expenses to decrease through at least the first half of 2021 as described in “—COVID-19” above.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related party. Lending expenses remained constant at $1.4 million for the three months ended both March 31, 2021 and March 31, 2020.
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments, were $2.3 million for the three months ended March 31, 2021, a decrease of 14.6%, compared to $2.6 million for the three months ended March 31, 2020. Asset management fees totaled $2.3 million for the three months ended March 31, 2021, compared to $2.4 million for the three months ended March 31, 2020. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban’s assets, which are appraised in the fourth quarter of each year. The lower fees reflect a decrease in the adjusted fair value of CIM Urban’s assets as compared to the first quarter of 2020 due to lower appraised values of our same store properties, partially offset by the purchase of an office property in Austin, Texas in November 2020 and incremental capital expenditures incurred subsequent to March 31, 2020.
CIM Commercial also paid a Base Service Fee to the Administrator, a related party, which totaled $282,000 for the three months ended March 31, 2020. On May 11, 2020, the Master Services Agreement was amended to replace the Base Service Fee with the Incentive Fee. The amendment became effective as of April 1, 2020. The Administrator did not earn an Incentive Fee for the three months ended March 31, 2021. Based on our expected performance for the remainder of 2021, it is very likely that we will not pay any Incentive Fee in 2021.
Expense Reimbursements to Related Parties—Corporate: The Administrator received compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered by the Base Service Fee or the Incentive Fee, as the case may be. Expense reimbursements to related parties-corporate were $605,000 for the three months ended March 31, 2021, a decrease of 25.5%, compared to $812,000 for the three months ended March 31, 2020. The decrease was primarily due to reductions in allocated payroll.
Interest Expense: Interest expense, which has not been allocated to our operating segments, was $2.4 million for the three months ended March 31, 2021, a decrease of 15.1% compared to $2.9 million for the three months ended March 31, 2020. The decrease is primarily due to a decrease in the LIBOR component of the interest rates on our variable interest debt, partially offset by a higher average outstanding principal balance on our 2018 Revolving Credit Facility and an increase in the non-LIBOR component of the interest rate on our 2018 Revolving Credit Facility resulting from the 2018 Credit Facility Modification as compared to the three months ended March 31, 2020.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $2.0 million for the three months ended March 31, 2021, an increase of 66.9% compared to $1.2 million for the three months ended March 31, 2020. The increase is primarily due to an increase in legal fees.
Depreciation and Amortization Expense: Depreciation and amortization expense was $5.0 million for the three months ended March 31, 2021, a decrease of $221,000 compared to $5.3 million for the three months ended March 31, 2020.
Provision for Income Taxes: Provision for income taxes was $374,000 for the three months ended March 31, 2021 as compared to a benefit for income taxes of $22,000 for the three months ended March 31, 2020. The increase in provision for income taxes is due to an increase in taxable income at our taxable REIT subsidiaries during the three months ended March 31, 2021 related to the operating results of our lending division.
Cash Flow Analysis
Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the ADR of our hotel, the collectability of rent and recoveries from our tenants, and loan related activity, many of which were negatively impacted by the effects of COVID-19 during the three months ended March 31, 2021. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities decreased by $1.3 million for the three months ended March 31, 2021, as compared to the same period in 2020. The decrease was primarily due to a $1.9 million increase in net loss income adjusted for depreciation and amortization expense and write-offs of uncollectible receivables, and an increase of $4.9 million in loans funded, partially offset by an increase of $5.3 million in proceeds from the sale of guaranteed loans.
Our cash flows from investing activities are primarily related to property acquisitions and sales, expenditures for development or repositioning of properties, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash used in investing activities decreased by $1.7 million for the three months ended March 31, 2021, as compared to the same period in 2020. The decrease was primarily due to a decrease of $5.3 million in cash used to fund additions to investments in real estate, and a $5.3 million increase of principal collected on loans during the three months ended March 31, 2021. This was partially offset by an increase of $8.9 million in loans funded during the three months ended March 31, 2021.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash used in financing activities decreased by $3.3 million for the three months ended March 31, 2021, as compared to the same period in 2020. The change was primarily due to an increase of $6.9 million in proceeds from debt, net of debt payments, partially offset by a decrease of $3.2 million from net proceeds from the issuance of Preferred Stock and warrants, and a $0.2 million increase in payments of Common Stock dividends and Preferred Stock dividends and redemptions.
Liquidity and Capital Resources.
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
Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, or re-leasing of space in existing properties, capital expenditures, refinancing of indebtedness, SBA 7(a) loan originations, paying distributions on our Preferred Stock or any other preferred stock we may issue, any future repurchase and or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock) and distributions on our Common Stock. Existing development and repositioning activities expected to be completed in the near‑term, despite their temporary suspension since March 2020 as a result of COVID-19, include (i) our repositioning of an existing office building at 4750 Wilshire Boulevard in Los Angeles, California, which repositioning is expected to cost approximately $14.5 million, of which $2.3 million had been paid as of March 31, 2021 and (ii) renovations of the guest rooms, food and beverage amenities, public areas, meeting rooms and other amenities at the Sheraton Grand Hotel in Sacramento, California, which renovations are expected to cost approximately $26.3 million, of which $2.9 million had been paid as of March 31, 2021. Additionally, our outstanding commitments to fund loans were $60.0 million as of March 31, 2021, substantially all of which reflect prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Small Business Loan Program lending. The majority of these commitments have government guarantees of 90% (but no less than 75%) and we believe that we will be able to sell the guaranteed portion of these loans in a liquid secondary market upon fully funding the loans. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
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
Sources and Uses of Funds
Mortgages
In June 2016, we entered into six mortgage loan agreements with an aggregate principal amount of $392.0 million. In 2017 and 2019, in connection with the sales of certain office properties, $294.9 million in aggregate principal of these loans was defeased or assumed by the respective buyers in connection with the sale of the properties that were collateral for such loans.
Revolving Credit Facilities
In October 2018, we entered into the 2018 revolving credit facility that, as amended, allows us to borrow up to $209.5 million, subject to a borrowing base calculation As of March 31, 2021 and December 31, 2020, the variable interest rate was 2.16% and 2.20%, respectively. The 2018 revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions. As of May 6, 2021, March 31, 2021, and December 31, 2020, $172.0 million, $171.5 million and $166.5 million, respectively, was outstanding under the 2018 revolving credit facility and approximately $22.5 million, $23.0 million, and $28.0 million, respectively, was available for future borrowings.
In May 2020, to further enhance its liquidity position and maintain financial flexibility, we entered into the 2020 unsecured revolving credit facility pursuant to which we can borrow up to a maximum of $10.0 million. Outstanding advances under the 2020 unsecured revolving credit facility bear interest at the rate of 1.00%. The 2020 unsecured revolving credit facility matures in May 2022. As of both May 6, 2021 and March 31, 2021, $0 was outstanding under the 2020 unsecured revolving credit facility and $10.0 million was available for future borrowings.
In June 2020, we borrowed funds from the Federal Reserve through the PPPLF. Advances under the PPPLF carry an interest rate of 0.35%, are made on a dollar-for-dollar basis based on the amount of loans originated under the Paycheck Protection Program and are secured by loans made by us under the Paycheck Protection Program. The PPPLF contains customary covenants but is not subject to any financial covenants. The maturity date of PPPLF borrowings is the same as the maturity date of the loans pledged to secure the extension of credit, generally two years. At maturity, both principal and accrued interest are due. The maturity date of a PPPLF borrowing will be accelerated if, among other things, we have been reimbursed by the SBA for a loan forgiveness (to the extent of the forgiveness), we have received payment from the SBA representing exercise of the loan guarantee or we have received payment from the underlying borrower (to the extent of the payment received). No new extensions of credit will be made under the PPPLF after June 30, 2021 unless the Federal Reserve Board and the United States Department of the Treasury decide to extend the PPPLF. We borrowed money under the PPPLF to finance all the loans we originated under the Paycheck Protection Program. As of May 6, 2021 and March 31, 2021, $15.4 million and $18.1 million, respectively, was outstanding under the PPPLF.
Other Financing Activity
On May 30, 2018, we completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $38.2 million of unguaranteed SBA 7(a) loan-backed notes. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of our collateralized SBA 7(a) loans, at issuance, we estimated the weighted average life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%. The outstanding balance of SBA 7(a) loan-backed notes on May 6, 2021, March 31, 2021, and December 31, 2020, was $12.8 million, $12.9 million and $14.2 million, respectively.
We have junior subordinated notes with a variable interest rate that resets quarterly based on the three-month LIBOR plus 3.25%, with quarterly interest‑only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at our option. The aggregate principal balance of the junior subordinated notes was $27.1 million as of March 31, 2021.
As a SBA 7(a) licensee, we are an authorized lender under the PPP and have originated $26.2 million loans under the program. During the three months ended March 31, 2021, we funded $10.2 million of additional PPP loans. As of May 6, 2021 and March 31, 2021, we had $15.5 million and $17.3 million, respectively, outstanding in PPP loans. We expect a significant portion of these loans will be forgiven and repaid, either in part or in full, by the SBA, including both principal and accrued interest.
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
The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. At the time of issuance, the exercise price of each Series A

Preferred Warrant was equal to a 15.0% premium to the per share estimated NAV of our Common Stock most recently published and designated as the Applicable NAV by us at the time of issuance. However, in accordance with the terms of the Series A Preferred Warrants, the exercise price of each Series A Preferred Warrant issued prior to the Reverse Stock Split was automatically adjusted to reflect the effect of the Reverse Stock Split and, in the discretion of our Board of Directors, the exercise price and the number of shares issuable upon exercise of each Series A Preferred Warrant issued prior to the Special Dividend was adjusted to reflect the effect of the Special Dividend. As of March 31, 2021, there were 4,603,287 Series A Preferred Warrants to purchase 1,194,159 shares of Common Stock outstanding.
Since February 2020, we have conducted a continuous public offering of up to approximately $785.0 million of our Series A Preferred Stock and Series D Preferred Stock. We intend to use the net proceeds from the offering for general corporate purposes, acquisitions of shares of our Common Stock and Preferred Stock, whether through one or more tender offers, share repurchases or otherwise, and acquisitions consistent with our acquisition and asset management strategies. As of March 31, 2021, we had issued 6,526,081 shares of Series A Preferred Stock and 23,190 shares of Series D Preferred Stock and received aggregate net proceeds of $148.2 million after commissions, fees and allocated costs.
On March 16, 2020, we established an “at the market” (“ATM”) program through which we may, from time to time in our discretion, offer and sell shares of Common Stock having an aggregate offering price of up to $25.0 million through an investment banking firm acting as the sales agent. Sales of Common Stock under the ATM program may be made directly on or through Nasdaq, among other methods. We intend to use the net proceeds from shares sold under the ATM program, if any, for general corporate purposes, acquisitions of shares of our Preferred Stock, whether through one or more tender offers, share repurchases or otherwise, and acquisitions consistent with our acquisition and asset management strategies. As of May 10, 2021, no sales of Common Stock have been made under the ATM program.
Dividends and Redemptions
Holders of Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share at an annual rate of 5.50% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter), 5.65% of the Series D Preferred Stock Stated Value (i.e., the equivalent of $0.35313 per share per quarter), and 5.50% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year), respectively. However, if we fail to timely declare distributions or fail to timely pay any distribution on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.00% per year, up to a maximum annual rate of 8.50% of the Series L Preferred Stock Stated Value. Dividends on each share of Preferred Stock begin accruing on, and are cumulative from, the date of issuance. Prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, we must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by our Board of Directors at the end of the prior fiscal year. On December 22, 2020, we announced an Initial Dividend on shares of our Common Stock for fiscal year 2021 in the aggregate amount of $4,448,223, of which $1,112,000 had been paid as of March 31, 2021.
We expect to pay dividends on the Series A Preferred Stock and Series D Preferred Stock in arrears on a monthly basis, and on the Series L Preferred Stock in arrears on a yearly basis, unless our results of operations, our general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. The timing and amount of dividends declared and paid on our Preferred Stock will be determined by our Board of Directors, in its sole discretion, and may vary from time to time.
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
From the date of issuance until the fifth anniversary of the date of issuance, holders of Series A Preferred Stock and Series D Preferred Stock may require us to redeem such shares at a discount to the Series A Preferred Stated Value and Series D Preferred Stated Value, respectively. From and after the fifth anniversary of the date of original issuance of any share of our Preferred Stock, we generally (subject to certain conditions) have the right (but not the obligation) to redeem, and the holder of such share may require us to redeem, such share at a redemption price equal to 100% of the stated value of such share, plus any accrued but unpaid dividends in respect of such share as of the effective date of the redemption. The redemption price in respect of any share of Preferred Stock, whether redeemed at our option or at the option of a holder, may be paid in cash or in shares of

Common Stock in our sole discretion. During the three months ended March 31, 2021, we redeemed 136,476 shares of Series A Preferred Stock and no shares of Series D Preferred Stock and Series L Preferred Stock.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements.
Recently Issued Accounting Pronouncements
Our recently issued accounting pronouncements are described in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
The fair value of our mortgage payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgage payable, using a rate of 3.59% and 3.38% as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, our mortgage payable had a book value of $97.1 million, and a fair value of $99.7 million and $100.8 million, respectively.
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. As of March 31, 2021 and December 31, 2020 (excluding premiums, discounts, and deferred loan costs), $115.2 million (or 34.4%) and $111.6 million (or 34.0%) of our debt, respectively, was fixed rate borrowings, and $219.8 million (or 65.6%) and $216.3 million (or 66.0%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding as of March 31, 2021 and December 31, 2020, a 12.5 basis point change in LIBOR would result in an annual impact to our earnings of approximately $275,000 and $270,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt.
Item 4.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of March 31, 2021, our Principal Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by us in such reports is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On January 21, 2021, we issued to the Operator an aggregate of 96,740 shares of our Series A Preferred Stock as payment, in lieu of cash, for $2.4 million of asset management fees owed to the Operator under the Investment Management Agreement for the fourth quarter of 2020. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
The Company expects to hold its 2021 Annual Meeting of Stockholders in the fourth quarter of 2021.

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

CIM COMMERCIAL TRUST CORPORATION
Dated: May 10, 2021	By:	/s/ DAVID THOMPSON David Thompson Chief Executive Officer

Dated: May 10, 2021	By:	/s/ NATHAN D. DEBACKER Nathan D. DeBacker Chief Financial Officer