Form 10-Q
period 2021-09-30
CIM Commercial Trust Corp
filed 2021-11-09
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One):
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 4, 2021, the Registrant had outstanding 23,369,331 shares of common stock, par value $0.001 per share.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

PART I
Financial Information
Item 1.
Financial Statements
CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Investments in real estate, net	$498,878	$506,040
Cash and cash equivalents	14,552	33,636
Restricted cash	11,593	10,013
Loans receivable, net	94,816	83,135
Accounts receivable, net	2,569	1,737
Deferred rent receivable and charges, net	35,754	35,956
Other intangible assets, net	5,498	6,313
Loan servicing asset, net and other assets	11,360	8,787
TOTAL ASSETS	$675,020	$685,617
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$222,206	$324,313
Accounts payable and accrued expenses	17,027	20,327
Intangible liabilities, net	309	587
Due to related parties	9,423	6,706
Other liabilities	14,918	9,733
Total liabilities	263,883	361,666
COMMITMENTS AND CONTINGENCIES (Note 13)
REDEEMABLE PREFERRED STOCK: Series A cumulative redeemable preferred stock, $0.001 par value; 36,000,000 shares authorized; 1,550,884 and 1,548,884 shares issued and outstanding, respectively, as of September 30, 2021 and 2,008,256 and 2,007,856 shares issued and outstanding, respectively, as of December 31, 2020; liquidation preference of $25.00 per share, subject to adjustment	35,632	45,837
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 36,000,000 shares authorized; 6,003,054 and 5,821,113 shares issued and outstanding, respectively, as of September 30, 2021 and 4,484,376 and 4,377,762 shares issued and outstanding, respectively, as of December 31, 2020; liquidation preference of $25.00 per share, subject to adjustment	145,093	108,729
Series D cumulative redeemable preferred stock, $0.001 par value; 32,000,000 shares authorized; 56,857 shares issued and outstanding as of September 30, 2021 and 19,145 shares issued and outstanding as of December 31, 2020; liquidation preference of $25.00 per share, subject to adjustment	1,396	473
Series L cumulative redeemable preferred stock, $0.001 par value; 9,000,000 shares authorized; 8,080,740 and 5,387,160 shares issued and outstanding, respectively, as of September 30, 2021 and December 31, 2020; liquidation preference of $28.37 per share, subject to adjustment	152,834	152,834
Common stock, $0.001 par value; 900,000,000 shares authorized; 23,369,331 shares issued and outstanding as of September 30, 2021 and 14,827,410 shares issued and outstanding as of December 31, 2020.	24	15
Additional paid-in capital	867,636	794,127
Distributions in excess of earnings	(791,820)	(778,519)
Total stockholders’ equity	375,163	277,659
Noncontrolling interests	342	455
Total equity	375,505	278,114
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$675,020	$685,617
           The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES:
Rental and other property income	$12,838	$12,897	$39,496	$41,416
Hotel income	5,212	1,525	10,074	10,153
Interest and other income	6,199	2,912	16,231	7,810
Total Revenues	24,249	17,334	65,801	59,379
EXPENSES:
Rental and other property operating	9,958	8,822	27,363	28,829
Asset management and other fees to related parties	2,262	2,387	6,781	7,408
Expense reimbursements to related parties—corporate	533	639	1,592	2,066
Expense reimbursements to related parties—lending segment	55	901	1,219	2,581
Interest	2,185	2,643	7,490	8,706
General and administrative	1,625	1,736	5,393	5,138
Depreciation and amortization	5,061	5,273	15,167	15,728
Loss on early extinguishment of debt (Note 6)	—	281	—	281
	21,679	22,682	65,005	70,737
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	2,570	(5,348)	796	(11,358)
Provision (benefit) for income taxes	946	(18)	2,316	(731)
NET INCOME (LOSS)	1,624	(5,330)	(1,520)	(10,627)
Net (income) loss attributable to noncontrolling interests	—	7	4	1
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	1,624	(5,323)	(1,516)	(10,626)
Redeemable preferred stock dividends declared or accumulated (Note 9)	(4,723)	(4,267)	(13,810)	(13,613)
Redeemable preferred stock deemed dividends (Note 9)	(90)	(87)	(253)	(300)
Redeemable preferred stock redemptions (Note 9)	(27)	(1)	(53)	(67)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,216)	$(9,678)	$(15,632)	$(24,606)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$(0.14)	$(0.65)	$(0.88)	$(1.67)
Diluted	$(0.14)	$(0.65)	$(0.88)	$(1.67)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	23,349	14,805	17,784	14,729
Diluted	23,350	14,805	17,784	14,729
   The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts) (Unaudited)

	Nine Months Ended September 30, 2021
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2020	14,827,410	$15	9,784,067	$262,036	$794,127	$(778,519)	$277,659	$455	$278,114
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(114)	(114)
Stock-based compensation expense	—	—	—	—	60	—	60	—	60
Common dividends ($0.075 per share)	—	—	—	—	—	(1,112)	(1,112)	—	(1,112)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,350)	(2,350)	—	(2,350)
Issuance of Series D Preferred Stock	—	—	4,045	99	(3)	—	96	—	96
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(9)	(9)	—	(9)
Reclassification of Series A Preferred Stock to permanent equity	—	—	366,991	9,144	(901)	—	8,243	—	8,243
Redeemable Preferred Stock deemed dividends	—	—	—	—	—	(57)	(57)	—	(57)
Redemption of Series A Preferred Stock	—	—	(29,462)	(733)	61	(13)	(685)	—	(685)
Net loss	—	—	—	—	—	(3,670)	(3,670)	(1)	(3,671)
Balances, March 31, 2021	14,827,410	$15	10,125,641	$270,546	$793,344	$(785,730)	$278,175	$340	$278,515
Stock-based compensation expense	20,332	—	—	—	50	—	50	—	50
Common dividends ($0.075 per share)	—	—	—	—	—	(1,114)	(1,114)	—	(1,114)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,511)	(2,511)	—	(2,511)
Issuance of Series D Preferred Stock	—	—	7,835	192	(7)	—	185	—	185
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(13)	(13)	—	(13)
Reclassification of Series A Preferred Stock to permanent equity	—	—	556,587	13,915	(1,434)	—	12,481	—	12,481
Redeemable Preferred Stock deemed dividends	—	—	—	—	—	(106)	(106)	—	(106)
Redemption of Series A Preferred Stock	—	—	(18,501)	(460)	42	(13)	(431)	—	(431)
Issuance of Common Stock	8,521,589	9	—	—	76,934	—	76,943	—	76,943
Net (loss) income	—	—	—	—	—	530	530	(3)	527
Balances, June 30, 2021	23,369,331	$24	10,671,562	$284,193	$868,929	$(788,957)	$364,189	$337	$364,526
Contributions to noncontrolling interests	—	—	—	—	—	—	—	9	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Stock-based compensation expense	—	—	—	—	55	—	55	—	55
Common dividends ($0.075 per share)	—	—	—	—	—	(1,753)	(1,753)	—	(1,753)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,597)	(2,597)	—	(2,597)
Issuance of Series D Preferred Stock	—	—	25,832	632	(20)	—	612	—	612
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(20)	(20)	—	(20)
Reclassification of Series A Preferred Stock to permanent equity	—	—	593,300	15,132	(1,304)	—	13,828	—	13,828
Redeemable Preferred Stock deemed dividends	—	—	—	—	—	(90)	(90)	—	(90)
Redemption of Series A Preferred Stock	—	—	(25,564)	(634)	54	(27)	(607)	—	(607)
Rights Offering costs	—	—	—	—	(78)	—	(78)	—	(78)
Net income	—	—	—	—	—	1,624	1,624	—	1,624
Balances, September 30, 2021	23,369,331	$24	11,265,130	$299,323	$867,636	$(791,820)	$375,163	$342	$375,505
(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Continued)
(In thousands, except share and per share amounts) (Unaudited)

	Nine Months Ended September 30, 2020
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2019	14,602,149	$15	8,224,254	$223,467	$794,825	$(740,617)	$277,690	$505	$278,195
Stock-based compensation expense	—	—	—	—	56	—	56	—	56
Common dividends ($0.075 per share)	—	—	—	—	—	(1,095)	(1,095)	—	(1,095)
Issuance of Series A Preferred Warrants	—	—	—	—	28	—	28	—	28
Dividends to holders of Series A Preferred Stock ($0.68750 per share)	—	—	—	—	—	(3,252)	(3,252)	—	(3,252)
Issuance of Series D Preferred Stock	—	—	5,980	150	(5)	—	145	—	145
Dividends to holders of Series D Preferred Stock ($0.588542 per share)	—	—	—	—	—	(3)	(3)	—	(3)
Reclassification of Series A Preferred Stock to permanent equity	—	—	304,274	7,588	(640)	—	6,948	—	6,948
Redeemable Preferred Stock deemed dividends	—	—	—	—	—	(161)	(161)	—	(161)
Redemption of Series A Preferred Stock	—	—	(2,452)	(61)	5	(10)	(66)	—	(66)
Net (loss) income	—	—	—	—	—	(1,260)	(1,260)	4	(1,256)
Balances, March 31, 2020	14,602,149	$15	8,532,056	231,144	$794,269	$(746,398)	$279,030	$509	$279,539
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(45)	(45)
Stock-based compensation expense	21,912	—	—	—	56	—	56	—	56
Issuance of shares of Common Stock in exchange for asset management fees	203,349	—	—	—	2,359	—	2,359	—	2,359
Common dividends ($0.075 per share)	—	—	—	—	—	(1,112)	(1,112)	—	(1,112)
Issuance of Series D Preferred Stock	—	—	920	23	(1)	—	22	—	22
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(3)	(3)	—	(3)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(1,886)	(1,886)	—	(1,886)
Reclassification of Series A Preferred Stock to permanent equity	—	—	427,064	10,638	(899)	—	9,739	—	9,739
Redeemable Preferred Stock deemed dividends	—	—	—	—	—	(52)	(52)	—	(52)
Redemption of Series A Preferred Stock	—	—	(5,532)	(138)	11	(56)	(183)	—	(183)
Net (loss) income	—	—	—	—	—	(4,043)	(4,043)	2	(4,041)
Balances, June 30, 2020	14,827,410	$15	8,954,508	241,667	$795,795	$(753,550)	$283,927	$466	$284,393
Stock-based compensation expense	—	—	—	—	55	—	55	—	55
Common dividends ($0.075 per share)	—	—	—	—	—	(1,112)	(1,112)	—	(1,112)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,162)	(2,162)	—	(2,162)
Issuance of Series D Preferred Stock	—	—	11,837	290	(10)	—	280	—	280
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(10)	(10)	—	(10)
Reclassification of Series A Preferred Stock to permanent equity	—	—	482,374	11,786	(1,039)	—	10,747	—	10,747
Redeemable Preferred Stock deemed dividends	—	—	—	—	—	(87)	(87)	—	(87)
Redemption of Series A Preferred Stock	—	—	(2,393)	(60)	6	(1)	(55)	—	(55)
Net loss	—	—	—	—	—	(5,323)	(5,323)	(7)	(5,330)
Balances, September 30, 2020	14,827,410	$15	9,446,326	253,683	$794,807	$(762,245)	$286,260	$459	$286,719
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,520)	$(10,627)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	15,211	15,461
Loss on early extinguishment of debt	—	281
Amortization of deferred loan costs	791	859
Amortization of premiums and discounts on debt	(9)	(97)
Unrealized premium adjustment	2,231	844
Amortization and accretion on loans receivable, net	(426)	(290)
(Recoveries) write-offs of uncollectible receivables	(119)	2,311
Deferred income taxes	110	(915)
Stock-based compensation	165	167
Loans funded, held for sale to secondary market	(94,803)	(24,122)
Proceeds from sale of guaranteed loans	82,400	17,159
Principal collected on loans subject to secured borrowings	651	3,600
Commitment fees remitted and other operating activity	(2,200)	(813)
Changes in operating assets and liabilities:
Accounts receivable	(639)	(60)
Other assets	(1,983)	413
Accounts payable and accrued expenses	2,272	598
Deferred leasing costs	(792)	(440)
Other liabilities	5,185	(870)
Due to related parties	7,369	3,710
Net cash provided by operating activities	13,894	7,169
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,781)	(13,210)
Acquisition of real estate	(2,933)	—
Loans funded	(24,676)	(24,057)
Principal collected on loans	23,667	5,292
Other investing activity	—	81
Net cash used in investing activities	(5,723)	(31,894)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of revolving credit facilities, mortgages payable, term notes and principal on SBA 7(a) loan-backed notes	(132,759)	(55,159)
Proceeds from revolving credit facilities and term notes	30,396	77,516
Payment of principal on secured borrowings	(651)	(3,600)
Payment of deferred preferred stock offering costs	(483)	(683)
Payment of deferred costs	(2)	(740)
Payment of common dividends	(3,979)	(3,319)
Proceeds from issuance of Common Stock	78,825	—
Payment of Common Stock offering costs	(540)	—
Net proceeds from issuance of Series A Preferred Warrants	—	29
Net proceeds from issuance of Preferred Stock	20,899	32,912
Payment of preferred stock dividends	(15,440)	(14,464)
Redemption of Preferred Stock	(1,832)	(1,681)
Noncontrolling interests’ distributions	(109)	(45)
Net cash (used in) provided by financing activities	(25,675)	30,766
(Continued)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2021	2020
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(17,504)	6,041
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	43,649	35,947
End of period	$26,145	$41,988
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$14,552	$32,111
Restricted cash	11,593	9,877
Total cash and cash equivalents and restricted cash	$26,145	$41,988
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$6,585	$7,952
Federal income taxes paid	$2,100	$273
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures, tenant improvements and real estate developments	$1,118	$1,047
Accrued preferred stock offering costs	$738	$653
Accrual of dividends payable to preferred stockholders	$3,403	$2,715
Preferred stock offering costs offset against redeemable preferred stock	$296	$455
Reclassification of Series A Preferred Stock from temporary equity to permanent equity	$34,552	$27,434
Accrued deferred costs	$—	$361
Reclassification of loans receivable, net to real estate owned	$—	$174
Redeemable preferred stock deemed dividends	$253	$300
Accrued redeemable preferred stock fees	$677	$392
Equity-based payment for management fees	$4,652	$5,022
Accrued Common Stock offering costs included in additional paid-in capital	$1,420	$—
The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited)

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
During the nine months ended September 30, 2021, the Company conducted a rights offering (the “Rights Offering”) pursuant to which the Company issued an aggregate of 8,521,589 shares of Common Stock at a subscription price of $9.25 per share for aggregate gross proceeds of $78.8 million before issuance costs of $2.0 million.
CIM Commercial has qualified and intends to continue to qualify as a REIT, as defined in the Internal Revenue Code of 1986, as amended.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
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
Interim Financial Information—The accompanying interim consolidated financial statements of CIM Commercial have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of the Company’s management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 given, among other things, the uncertain impact of the novel coronavirus (“COVID-19”) on the Company’s operations during the remainder of the year. The accompanying interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, included in the 2020 Form 10-K.
Principles of Consolidation—The consolidated financial statements include the accounts of CIM Commercial and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In determining whether the Company has controlling interests in an entity and the requirement to consolidate the accounts in that entity, the Company analyzes its investments in real estate in accordance with standards set forth in GAAP to determine whether they are variable interest entities (“VIEs”), and if so, whether the Company is the primary beneficiary. The Company’s judgment with respect to its level of influence or control over an entity and whether the Company is the primary beneficiary of a VIE involves consideration of various factors, including the form of the Company’s ownership interest, the Company’s voting interest, the size of the Company’s investment (including loans), and the Company’s ability to participate in major policy-making decisions. The Company’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in real estate on the Company’s consolidated financial statements. As of September 30, 2021, the Company has determined that the trust formed for the benefit of the note holders (the “Trust”) for the securitization of the unguaranteed portion of certain of the Company’s SBA 7(a) loans receivable is considered a VIE. Applying the consolidation requirements for VIEs, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. (Note 6)
Investments in Real Estate—Investments in real estate are stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and improvements	15 - 40 years
Furniture, fixtures, and equipment	3 - 5 years
Tenant improvements	Lesser of useful life or lease term
The fair value of real estate acquired is recorded to acquired tangible assets, consisting primarily of land, land improvements, building and improvements, tenant improvements, furniture, fixtures, and equipment, and identified intangible assets and liabilities, consisting of the value of acquired above-market and below-market leases, in-place leases and ground leases, if any, based in each case on their respective fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market rate loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.
Capitalized Project Costs
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
Recoverability of Investments in Real Estate—The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Investments in real estate are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. For the Company’s hotel property, additional inputs considered include revenue per available room and average daily rate. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the asset. For the three and nine months ended September 30, 2021 and 2020, the Company recognized no impairment of long-lived assets (Note 3).
Revenue Recognition—At the inception of a revenue-producing contract, the Company determines if a contract qualifies as a lease and if not, then as a customer contract. Based on this determination, the appropriate treatment in accordance with GAAP is applied to the contract, including its revenue recognition.
Revenue from leasing activities
The Company operates as a lessor of real estate assets. When the Company enters into a contract or amends an existing contract, the Company evaluates if the contracts meet the definition of a lease using the following criteria:
•One party (lessor) must hold an identified asset;
•The counterparty (lessee) must have the right to obtain substantially all of the economic benefits from the use of the asset throughout the period of the contract; and
•The counterparty (lessee) must have the right to direct the use of the identified asset throughout the period of the contract.
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
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases when collectability is probable and the tenant has taken possession or controls the physical use of the leased asset. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as an incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. As of September 30, 2021 and December 31, 2020, lease incentives of $4.0 million and $4.0 million, respectively, are presented net of accumulated amortization of $2.6 million and $2.4 million, respectively.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
In addition to minimum rents, certain leases, including the Company’s parking leases with third-party operators, provide for additional rents based upon varying percentages of tenants’ sales in excess of annual minimums. Percentage rent is recognized once lessees’ specified sales targets have been met.
For the three and nine months ended September 30, 2021 and 2020, the Company recognized rental income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rental and other property income
Fixed lease payments (1)	$9,747	$12,382	$34,257	$38,294
Variable lease payments (2)	3,091	515	5,239	3,122
Rental and other property income	$12,838	$12,897	$39,496	$41,416
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
Collectability of Lease-Related Receivables
The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants is probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available at the time of estimate. The Company does not use a general reserve approach. As of September 30, 2021 and December 31, 2020, the Company had identified certain tenants where collection was no longer considered probable and decreased outstanding receivables by $1.7 million and $1.9 million, respectively, across all operating leases.
Revenue from lending activities
Interest income included in interest and other income is comprised of interest earned on loans and the Company’s short-term investments and the accretion of net loan origination fees and discounts. Interest income on loans is accrued as earned with the accrual of interest suspended when the related loan becomes a Non-Accrual Loan (as defined below).
Revenue from hotel activities
The Company recognizes revenue from hotel activities separate from its leasing activities. At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. Various performance obligations of hotel revenues can be categorized as follows:
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
September 30, 2021 (Unaudited) – (Continued)
Ancillary services include facilities usage and providing food and beverage. The Company satisfies its performance obligation and recognizes revenues associated with these services at a point in time when the good or service is delivered to the customer.
At inception of a contract with a customer for hotel goods and services, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate.
The Company presents hotel revenues net of sales, occupancy, and other taxes.
Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 15 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Hotel properties
Hotel income	$5,212	$1,525	$10,074	$10,153
Rental and other property income	251	222	716	911
Interest and other income	15	15	43	65
Hotel revenues	$5,478	$1,762	$10,833	$11,129
Tenant recoveries outside of the lease agreements
Tenant recoveries outside of the lease agreements are related to construction projects in which the Company’s tenants have agreed to fully reimburse the Company for all costs related to construction. These services include architectural, permit expediter and construction services. At inception of the contract with the customer, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate. While these individual services are distinct, in the context of the arrangement with the customer, all of these services are bundled together and represent a single package of construction services requested by the customer. The Company satisfies its performance obligation and recognizes revenues associated with these services over time as the construction is completed. No such amounts were recognized for tenant recoveries outside of the lease agreements for each of the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021, there were no remaining performance obligations associated with tenant recoveries outside of the lease agreements.
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
Pursuant to the SBA 7(a) Small Business Loan Program, the Company sells the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by the Company is recorded at fair value and a discount is recorded as a reduction in basis of the retained portion of the loan. Unamortized retained loan discounts were $9.4 million and $7.8 million as of September 30, 2021 and December 31, 2020, respectively.
At the Acquisition Date, the carrying value of the Company’s loans was adjusted to estimated fair market value and acquisition discounts of $33.9 million were recorded, which are being accreted to interest and other income using the effective interest method. Acquisition discounts of $420,000 and $492,000 remained as of September 30, 2021 and December 31, 2020, respectively.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
liquidation of collateral or other means. Interest income, included in interest and other income, on a Non-Accrual Loan is recognized on the cost recovery basis.
Loan Loss Reserves—On a quarterly basis, and more frequently if indicators exist, the Company evaluates the collectability of its loans receivable. The Company’s evaluation of collectability involves significant judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers’ business models and future operations. For the three and nine months ended September 30, 2021, the Company recorded a net impairment of $7,000 and $11,000, respectively, on its loans receivable. For the three and nine months ended September 30, 2020, the Company recorded a net impairment of $1,000 and a net recovery of $15,000, respectively, on its loans receivable. There were no material loans receivable subject to credit risk which were considered to be impaired as of September 30, 2021 or December 31, 2020. The Company considers a loan to be impaired when the Company does not expect to collect all of the contractual interest and principal payments as scheduled in the loan agreements. The Company also establishes a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to the Company. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, the Company establishes the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions. As of September 30, 2021 and December 31, 2020, the Company had loan loss reserves of $959,000 and $885,000, respectively.
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
As of September 30, 2021 and December 31, 2020, deferred rent receivable and charges consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Deferred rent receivable	$20,858	$20,470
Deferred leasing costs, net of accumulated amortization of $8,687 and $7,742, respectively	8,108	8,950
Deferred offering costs	6,296	6,046
Other deferred costs	492	490
Deferred rent receivable and charges, net	$35,754	$35,956
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
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
Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported totals or subtotals. The reclassifications have been made to the consolidated statement of cash flows for the nine months ended September 30, 2020 as follows (in thousands):

	Nine Months Ended September 30, 2020
	As previously reported	Reclassification	As Revised
Consolidated Statements of Cash Flows
Depreciation and amortization, net	$15,728	$(267)	$15,461
Deferred rent and amortization of intangible assets, liabilities and lease inducements	$(1,013)	$1,013	$—
Other assets	$1,159	$(746)	$413
Payment of revolving credit facilities, mortgages payable, term notes and principal on SBA 7(a) loan-backed notes	$—	$(55,159)	$(55,159)
Payment of principal on SBA 7(a) loan-backed notes	$(7,159)	$7,159	$—
Payment of unsecured revolving lines of credit, revolving credit facility and or term note	$(48,000)	$48,000	$—
Proceeds from revolving credit facilities and term notes	$—	$77,516	$77,516
Proceeds from unsecured revolving lines of credit, revolving credit facility and or term note	$61,500	$(61,500)	$—
Borrowed funds from the Federal Reserve through the Paycheck Protection Program Liquidity Facility	$16,016	$(16,016)	$—
Payment of deferred costs	$(205)	$(535)	$(740)
Payment of deferred loan costs	$(535)	$535	$—
Net proceeds from issuance of Preferred Stock	$32,466	$446	$32,912
Net proceeds from issuance of Series D Preferred Stock	$446	$(446)	$—
Additions to deferred loan costs included in accounts payable and accrued expenses	$221	$(221)	$—
Accrued deferred costs	$140	$221	$361
Preferred stock offering costs offset against redeemable preferred stock	$451	$4	$455
Preferred stock offering costs offset against redeemable preferred stock in permanent equity	$4	$(4)	$—
Accrued redeemable preferred stock fees	$386	$6	$392
Redeemable Series D Preferred Stock fees included in accounts payable and accrued expenses	$6	$(6)	$—
Equity-based payment for management fees	$2,359	$2,663	$5,022
Payment of management fees and base service fee in preferred stock	$2,663	$(2,663)	$—
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
September 30, 2021 (Unaudited) – (Continued)
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
3. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Land	$141,237	$139,397
Land improvements	2,645	2,611
Buildings and improvements	453,555	450,741
Furniture, fixtures, and equipment	4,627	4,969
Tenant improvements	29,293	31,414
Work in progress	8,623	8,073
Investments in real estate	639,980	637,205
Accumulated depreciation	(141,102)	(131,165)
Net investments in real estate	$498,878	$506,040

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
The Company recorded depreciation expense of $4.3 million and $4.4 million for the three months ended September 30, 2021 and 2020, respectively, and $12.7 million and $13.0 million for the nine months ended September 30, 2021 and 2020, respectively.
2021 and 2020 Transactions—During the nine months ended September 30, 2021, the Company acquired from an unrelated third-party a 100% fee-simple interest in an office property located in Los Angeles, California for a purchase price of $2.9 million, which was accounted for as an asset acquisition. The purchase price excludes transaction costs of $33,000 that were incurred and capitalized in connection with this acquisition. The property has 4,455 square feet of office space. There were no acquisitions or dispositions during the nine months ended September 30, 2020.

4. LOANS RECEIVABLE
Loans receivable consist of the following (in thousands):

	September 30, 2021	December 31, 2020
SBA 7(a) loans receivable, subject to credit risk	$42,498	$32,226
SBA 7(a) loans receivable, subject to loan-backed notes	20,129	23,631
SBA 7(a) loans receivable, Paycheck Protection Program	7,622	14,484
SBA 7(a) loans receivable, subject to secured borrowings	8,064	8,786
SBA 7(a) loans receivable, held for sale	15,995	4,009
Loans receivable	94,308	83,136
Deferred capitalized costs, net	1,467	884
Loan loss reserves	(959)	(885)
Loans receivable, net	$94,816	$83,135
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
SBA 7(a) Loans Receivable, Paycheck Protection Program—As a SBA 7(a) licensee, the Company originated $26.4 million in loans under the PPP with $7.6 million outstanding as of September 30, 2021. As of September 30, 2021, a significant portion of these loans have been either forgiven or repaid, and the Company expects a significant portion of the outstanding balance at September 30, 2021 will be forgiven or repaid, either in part or in full, by the SBA, including both principal and accrued interest.
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
Other
As of September 30, 2021 and December 31, 2020, the Company’s loans subject to credit risk were 99.8% and 99.1%, respectively, concentrated in the hospitality industry. As of September 30, 2021 and December 31, 2020, 99.9% and 98.8%, respectively, of the Company’s loans subject to credit risk were current. The Company classifies loans with negative characteristics in substandard categories ranging from special mention to doubtful. As of both September 30, 2021 and December 31, 2020, $1.4 million of loans subject to credit risk were classified in substandard categories.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
5. OTHER INTANGIBLE ASSETS AND LIABILITIES
A schedule of the Company’s intangible assets and liabilities and related accumulated amortization and accretion as of September 30, 2021 and December 31, 2020 is as follows (in thousands):

	September 30, 2021	December 31, 2020
Intangible lease assets:
Acquired in-place leases, net of accumulated amortization of $8,786 and $9,228, respectively, with an average useful life of 9 and 8 years, respectively	$2,510	$3,316
Acquired above-market leases, net of accumulated amortization of $24 and $15, respectively, both with an average useful life of 6 years	31	40
Trade name and license	2,957	2,957
Total intangible lease assets, net	$5,498	$6,313
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $1,063 and $1,786, respectively, with an average useful life of 5 and 4 years, respectively	$309	$587
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
During the three and nine months ended September 30, 2021 and 2020, the Company recognized amortization related to its intangible assets and liabilities as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Acquired above-market lease amortization	$3	$1	$9	$8
Acquired in-place lease amortization	$253	$303	$806	$1,047
Acquired below-market lease amortization	$79	$150	$278	$552
A schedule of future amortization and accretion of acquired intangible assets and liabilities as of September 30, 2021, is as follows (in thousands):

	Assets		Liabilities
Years Ending December 31,	Acquired Above-Market Leases	Acquired In-Place Leases	Acquired Below-Market Leases
2021 (Three months ending December 31, 2021)	$3	$243	$(71)
2022	12	813	(236)
2023	10	470	(2)
2024	5	374	—
2025	1	171	—
Thereafter	—	439	—
	$31	$2,510	$(309)

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
6. DEBT
The following table summarizes the debt balances as of September 30, 2021 and December 31, 2020, and the debt activity for the nine months ended September 30, 2021 (in thousands):

		During the Nine Months Ended September 30, 2021
	Balances as of December 31, 2020	Debt Issuances & Assumptions	Repayments & Modifications	Accretion & (Amortization)	Balances as of September 30, 2021
Mortgage Payable:
Outstanding Balance	$97,100	$—	$—	$—	$97,100
Deferred loan costs — Mortgage Payable	(147)	—	—	20	(127)
Total Mortgage Payable	96,953	—	—	20	96,973
Secured Borrowings — Government Guaranteed Loans:
Outstanding Balance	8,457	—	(651)	—	7,806
Unamortized premiums	457	—	—	(77)	380
Total Secured Borrowings — Government Guaranteed Loans	8,914	—	(651)	(77)	8,186
Other Debt:
2018 revolving credit facility	166,500	20,000	(111,500)	—	75,000
2020 unsecured revolving credit facility	—	—	—	—	—
Junior subordinated notes	27,070	—	—	—	27,070
SBA 7(a) loan-backed notes	14,230	—	(3,981)	—	10,249
Borrowed funds from the Federal Reserve through the Paycheck Protection Program Liquidity Facility	14,484	10,396	(17,278)	—	7,602
Deferred loan costs — other debt	(2,155)	—	125	771	(1,259)
Discount on junior subordinated notes	(1,683)	—	—	68	(1,615)
Total Other Debt	218,446	30,396	(132,634)	839	117,047
Total Debt, Net	$324,313	$30,396	$(133,285)	$782	$222,206
Mortgage Payable—The mortgage payable is secured by a deed of trust on a property and assignments of rents receivable. As of September 30, 2021, the Company’s mortgage payable had a fixed interest rate of 4.14% per annum, with monthly payments of interest only, due on July 1, 2026. The loan is nonrecourse.
Secured Borrowings-Government Guaranteed Loans—Secured borrowings-government guaranteed loans represent sold loans which are treated as secured borrowings because the loan sales did not meet the derecognition criteria provided for in ASC 860-30, Secured Borrowing and Collateral. These loans included cash premiums that are amortized as a reduction to interest expense over the life of the loan using the effective interest method and are fully amortized when the underlying loan is repaid in full. As of September 30, 2021, the Company’s secured borrowings-government guaranteed loans included $5.1 million of loans sold for a premium and excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 3.86%, and $2.7 million of loans sold for an excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 1.56%.
2018 Revolving Credit Facility—In October 2018, CIM Commercial entered into a secured revolving credit facility with a bank syndicate that, as amended, allows CIM Commercial to borrow up to $209.5 million, subject to a borrowing base calculation (the “2018 revolving credit facility”). In September 2020, the 2018 revolving credit facility was amended (the “2018 Credit Facility Modification”) to remedy the effect that COVID-19 had on CIM Commercial’s ability to borrow under the 2018 revolving credit facility during the period from September 2, 2020 through August 14, 2021 (the “Deferral Period”). The 2018 revolving credit facility bears interest (i) during the Deferral Period at (A) the base rate plus 1.05% or (B) LIBOR plus 2.05%

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
and (ii) after the Deferral Period, at (A) the base rate plus 0.55% or (B) LIBOR plus 1.55%. As of September 30, 2021 and December 31, 2020, the variable interest rate was 2.13% and 2.20%, respectively. The 2018 revolving credit facility is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The 2018 revolving credit facility is secured by deeds of trust on certain of the Company’s properties. The 2018 revolving credit facility contains customary covenants and is not subject to any financial covenants (though the amount the Company may borrow under the 2018 revolving credit facility is determined by a borrowing base calculation). The 2018 revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions. As of September 30, 2021 and December 31, 2020, $75.0 million and $166.5 million, respectively, was outstanding under the 2018 revolving credit facility, and approximately $91.0 million and $28.0 million, respectively, was available for future borrowings.
2020 Unsecured Revolving Credit Facility—In May 2020, to further enhance its liquidity position and maintain financial flexibility, CIM Commercial entered into an unsecured revolving credit facility with a bank (the “2020 unsecured revolving credit facility”) pursuant to which CIM Commercial can borrow up to a maximum of $10.0 million. Outstanding advances under the 2020 unsecured revolving credit facility bear interest at the rate of 1.00%. CIM Commercial also pays a revolving credit facility fee of 1.12% with each advance under the 2020 unsecured revolving credit facility, which fee is subject to a cap of $112,000 in the aggregate. The 2020 unsecured revolving credit facility contains certain customary covenants including a maximum leverage ratio and a minimum fixed charge coverage ratio, as well as certain other conditions. The 2020 unsecured revolving credit facility matures in May 2022. As of September 30, 2021, no amounts were outstanding under the 2020 unsecured revolving credit facility and $10.0 million was available for future borrowings.
Junior Subordinated Notes—The Company has junior subordinated notes with a variable interest rate which resets quarterly based on the three-month LIBOR plus 3.25%, with quarterly interest only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at the Company’s option.
SBA 7(a) Loan-Backed Notes—SBA 7(a) loan-backed notes are secured by deeds of trust or mortgages. On May 30, 2018, the Company completed a securitization of the unguaranteed portion of certain of its SBA 7(a) loans receivable with the issuance of $38.2 million of unguaranteed SBA 7(a) loan-backed notes. The SBA 7(a) loan-backed notes are collateralized solely by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of the Company’s SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of the Company’s collateralized SBA 7(a) loans, at issuance, the Company estimated the weighted average life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%. The Company reflects the SBA 7(a) loans receivable as assets on its consolidated balance sheets and the SBA 7(a) loan-backed notes as debt on its consolidated balance sheets. The restricted cash on the Company’s consolidated balance sheets included funds related to the Company’s SBA 7(a) loan-backed notes of $1.9 million and $1.2 million as of September 30, 2021 and December 31, 2020, respectively.
Paycheck Protection Program Liquidity Facility—In June 2020, the Company commenced borrowing funds from the Federal Reserve through the PPP Liquidity Facility (the “PPPLF”) to finance all the loans the Company originated under the PPP. Advances under the PPPLF carry an interest rate of 0.35%, are made on a dollar-for-dollar basis based on the amount of loans originated under the PPP and are secured by loans made by the Company under the PPP. The PPPLF contains customary covenants but is not subject to any financial covenants. The maturity date of PPPLF borrowings is the same as the maturity date of the loans pledged to secure the extension of credit, generally two years. At maturity, both principal and accrued interest are due. The maturity date of a PPPLF borrowing will be accelerated if, among other things, the Company has been reimbursed by the SBA for a loan forgiveness (to the extent of the forgiveness), the Company has received payment from the SBA representing exercise of the loan guarantee or the Company has received payment from the underlying borrower (to the extent of the payment received). As of September 30, 2021, $7.6 million was outstanding under the PPPLF. As the PPP has ended, no new extensions of credit may be made under the PPPLF.
Deferred loan costs, which represent legal and third-party fees incurred in connection with the Company’s borrowing activities, are capitalized and amortized to interest expense on a straight-line basis over the life of the related loan, approximating the effective interest method. Deferred loan costs are presented net of accumulated amortization and are a reduction to total debt.
As of September 30, 2021 and December 31, 2020, accrued interest and unused commitment fees payable of $529,000 and $564,000, respectively, were included in accounts payable and accrued expenses.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
Future principal payments on the Company’s debt (face value) as of September 30, 2021 are as follows (in thousands):

Years Ending December 31,	Mortgage Payable	Secured Borrowings Principal (1)	2018 Revolving Credit Facility	Other (1) (2)	Total
2021 (Three months ending December 31, 2021)	$—	$469	$—	$1,206	$1,675
2022	—	412	75,000	2,436	77,848
2023	—	424	—	2,321	2,745
2024	—	437	—	2,443	2,880
2025	—	450	—	2,157	2,607
Thereafter	97,100	5,614	—	34,358	137,072
	$97,100	$7,806	$75,000	$44,921	$224,827
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
______________________
(1)Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period, and generally vests based on one year of continuous service. The Company recorded compensation expense related to these restricted shares of Common Stock in the amount of $55,000 and $55,000 for the three months ended September 30, 2021 and 2020, respectively, and $165,000 and $167,000 for the nine months ended September 30, 2021 and 2020, respectively.
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
As of September 30, 2021, there was $128,000 of total unrecognized compensation expense related to restricted shares of Common Stock which will be recognized ratably over the remaining vesting period.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
8. EARNINGS PER SHARE (“EPS”)
The computations of basic EPS are based on the Company’s weighted average shares outstanding. For the three and nine months ended September 30, 2021, there was no difference in the diluted weighted average number of shares of Common Stock outstanding as compared the basic weighted average number of shares of Common Stock outstanding. In order to calculate the diluted weighted average number of shares of Common Stock outstanding for the three and nine months ended September 30, 2020, the basic weighted average number of shares of Common Stock outstanding was increased by 0 and 108 shares, respectively, to reflect the dilutive effect of certain shares of the Company’s Series A Preferred Stock. No shares of Series D Preferred Stock outstanding as of September 30, 2021 had a dilutive effect and no shares of Series D Preferred Stock were outstanding as of September 30, 2020. Outstanding Series A Preferred Warrants were not included in the computation of diluted EPS for the three and nine months ended September 30, 2021 and 2020 because their impact was either anti-dilutive or such warrants were not exercisable during such periods (Note 10). Outstanding shares of Series L Preferred Stock were not included in the computation of diluted EPS for the three and nine months ended September 30, 2021 and 2020 because such shares were not redeemable during such periods.
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.
The following table reconciles the numerator and denominator used in computing the Company’s basic and diluted per-share amounts for net loss attributable to common stockholders for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(3,216)	$(9,678)	$(15,632)	$(24,606)
Redeemable preferred stock dividends declared on dilutive shares	—	—	—	(1)
Diluted net loss attributable to common stockholders	$(3,216)	$(9,678)	$(15,632)	$(24,607)
Denominator:
Basic weighted average shares of Common Stock outstanding	23,349	14,805	17,784	14,729
Effect of dilutive securities—contingently issuable shares	1	—	—	—
Diluted weighted average shares and common stock equivalents outstanding	23,350	14,805	17,784	14,729
Net loss attributable to common stockholders per share:
Basic	$(0.14)	$(0.65)	$(0.88)	$(1.67)
Diluted	$(0.14)	$(0.65)	$(0.88)	$(1.67)
9. REDEEMABLE PREFERRED STOCK
The table below provides information regarding the issuances, reclassifications and redemptions of each class of the Company’s preferred stock in permanent equity during the three and nine months ended September 30, 2021 and 2020 (dollar amounts in thousands):

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

	Preferred Stock
	Series A		Series D		Series L		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2019	2,837,094	$70,633	—	$—	5,387,160	$152,834	8,224,254	$223,467
Issuance of Series D Preferred Stock	—	—	5,980	150	—	—	5,980	150
Reclassification of Series A Preferred Stock to permanent equity	304,274	7,588	—	—	—	—	304,274	7,588
Redemption of Series A Preferred Stock	(2,452)	(61)	—	—	—	—	(2,452)	(61)
Balances, March 31, 2020	3,138,916	$78,160	5,980	$150	5,387,160	$152,834	8,532,056	$231,144
Issuance of Series D Preferred Stock	—	$—	920	$23	—	$—	920	$23
Reclassification of Series A Preferred Stock to permanent equity	427,064	10,638	—	—	—	—	427,064	10,638
Redemption of Series A Preferred Stock	(5,532)	(138)	—	—	—	—	(5,532)	(138)
Balances, June 30, 2020	3,560,448	88,660	6,900	173	5,387,160	152,834	8,954,508	241,667
Issuance of Series D Preferred Stock	—	$—	11,837	$290	—	$—	11,837	$290
Reclassification of Series A Preferred Stock to permanent equity	482,374	11,786	—	—	—	—	482,374	11,786
Redemption of Series A Preferred Stock	(2,393)	(60)	—	—	—	—	(2,393)	(60)
Balances, September 30, 2020	4,040,429	$100,386	18,737	$463	5,387,160	$152,834	9,446,326	$253,683

Balances, December 31, 2020	4,377,762	$108,729	19,145	$473	5,387,160	$152,834	9,784,067	$262,036
Issuance of Series D Preferred Stock	—	—	4,045	99	—	—	4,045	99
Reclassification of Series A Preferred Stock to permanent equity	366,991	9,144	—	—	—	—	366,991	9,144
Redemption of Series A Preferred Stock	(29,462)	(733)	—	—	—	—	(29,462)	(733)
Balances, March 31, 2021	4,715,291	$117,140	23,190	$572	5,387,160	$152,834	10,125,641	$270,546
Issuance of Series D Preferred Stock	—	—	7,835	192	—	—	7,835	192
Reclassification of Series A Preferred Stock to permanent equity	556,587	13,915	—	—	—	—	556,587	13,915
Redemption of Series A Preferred Stock	(18,501)	(460)	—	—	—	—	(18,501)	(460)
Balances, June 30, 2021	5,253,377	$130,595	31,025	$764	5,387,160	$152,834	10,671,562	$284,193
Issuance of Series D Preferred Stock	—	—	25,832	632	—	—	25,832	632
Reclassification of Series A Preferred Stock to permanent equity	593,300	15,132	—	—	—	—	593,300	15,132
Redemption of Series A Preferred Stock	(25,564)	(634)	—	—	—	—	(25,564)	(634)
Balances, September 30, 2021	5,821,113	$145,093	56,857	$1,396	5,387,160	$152,834	11,265,130	$299,323

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
As of September 30, 2021, the Company had issued in registered public offerings 7,166,128 shares of Series A Preferred Stock, 4,603,287 Series A Preferred Warrants and 56,857 shares of Series D Preferred Stock and received gross proceeds of $180.5 million ($178.4 million of which was allocated to the Series A Preferred Stock, $761,000 of which was allocated to the Series A Preferred Warrants, and $1.4 million of which was allocated to the Series D Preferred Stock) and, additionally, had issued 387,810 shares of Series A Preferred Stock as payment for services to the Administrator, for which no cash proceeds were received. In connection with such issuance, costs specifically identifiable to the offering of Series A Preferred Stock, Series A Preferred Warrants and Series D Preferred Stock, such as commissions, dealer manager fees and other offering fees and expenses, totaled $15.1 million ($14.9 million of which was allocated to the Series A Preferred Stock, $142,000 of which was allocated to the Series A Preferred Warrants, and $35,000 of which was allocated to the Series D Preferred Stock). In addition, as of September 30, 2021, non-issuance-specific costs related to this offering totaled $7.9 million. As of September 30, 2021, the Company had reclassified and allocated $1.6 million, $5,000 and $7,000 from deferred charges to Series A Preferred Stock, Series A Preferred Warrants and Series D Preferred Stock, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering. As of September 30, 2021, there were 7,369,997 shares of Series A Preferred Stock outstanding, 4,603,287 Series A Preferred Warrants to purchase 1,194,159 shares of Common Stock outstanding, and 56,857 shares of Series D Preferred Stock outstanding. As of September 30, 2021, 183,941 shares of Series A Preferred Stock and no shares of Series D Preferred Stock had been redeemed.
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
Net proceeds from the issuance of shares of Series A Preferred Stock are initially recorded in temporary equity at an amount equal to the gross proceeds allocated to such shares of Series A Preferred Stock minus the costs specifically identifiable to the issuance of such shares and the non-issuance specific offering costs allocated to such shares. If the net proceeds from the issuance of shares of Series A Preferred Stock are less than the redemption value of such shares at the time they are issued, or if the redemption value of such shares subsequently becomes greater than the carrying value of such shares, an adjustment is recorded to increase the carrying amount of such shares to their redemption value as of the balance sheet date. Such adjustment is considered a deemed dividend for purposes of calculating basic and diluted EPS. For the three and nine months ended September 30, 2021, the Company recorded redeemable preferred stock deemed dividends of $90,000 and $253,000, respectively, related to such adjustments. For the three and nine months ended September 30, 2020, the Company recorded redeemable preferred stock deemed dividends of $87,000 and $300,000, respectively, related to such adjustments.
On the first anniversary of the issuance of a particular share of Series A Preferred Stock, the Company reclassifies such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of September 30, 2021, the Company had reclassified an aggregate of $134.7 million in net proceeds from temporary equity to permanent equity.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
Until the fifth anniversary of the date of original issuance of the Series L Preferred Stock, the Company is prohibited from issuing any shares of preferred stock ranking senior to or on parity with the Series L Preferred Stock with respect to the payment of dividends, other distributions, liquidation, and or dissolution or winding up of the Company unless the Minimum Fixed Charge Coverage Ratio, calculated in accordance with the Articles Supplementary describing the Series L Preferred Stock, is equal to or greater than 1.25:1.00. As of September 30, 2021 and December 31, 2020, the Company was in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio.
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
The Company expects to pay dividends on the Series L Preferred Stock in arrears on an annual basis in accordance with the foregoing provisions, unless the Company’s results of operations, general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.00% per year, up to a maximum rate of 8.50% per annum. However, prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, the Company must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by the Company’s Board of Directors at the end of the prior fiscal year. On December 22, 2020, the Company announced an Initial Dividend on shares of its Common Stock for fiscal year 2021 in the aggregate amount of $4,448,223, of which $3,979,000 had been paid as of September 30, 2021.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
During the nine months ended September 30, 2021, the Company paid $7.0 million, $26,000 and $8.4 million of cash dividends on the Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, respectively. During the nine months ended September 30, 2020, the Company paid $6.1 million, $4,000 and $8.4 million of cash dividends on the Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, respectively.
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
10. STOCKHOLDERS’ EQUITY
Dividends
Holders of the Company’s Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by the Company out of legally available funds. In determining the Company’s dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, the Company’s financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
does not necessarily correlate directly to any individual factor. Cash dividends per share of Common Stock paid in respect of the nine months ended September 30, 2021 and 2020 consist of the following:

Declaration Date	Payment Date	Type	Cash Dividend Per Share of Common Stock
September 7, 2021	September 29, 2021	Regular Quarterly	$0.075
June 7, 2021	June 30, 2021	Regular Quarterly	$0.075
March 5, 2021	March 30, 2021	Regular Quarterly	$0.075

September 2, 2020	September 29, 2020	Regular Quarterly	$0.075
June 3, 2020	June 29, 2020	Regular Quarterly	$0.075
March 2, 2020	March 25, 2020	Regular Quarterly	$0.075
Rights Offering
During the nine months ended September 30, 2021, the Company conducted the Rights Offering pursuant to which the Company issued an aggregate of 8,521,589 shares of Common Stock at a subscription price of $9.25 per share for aggregate gross proceeds of $78.8 million. Offering costs of $2.0 million were incurred in connection with the Rights Offering and recorded as a reduction to additional paid-in capital.
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
Proceeds and expenses from the sale of the Series A Preferred Units were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of September 30, 2021, the Company had issued 4,603,287 Series A Preferred Warrants to purchase 1,194,159 shares of Common Stock in connection with the Company’s offering of Series A Preferred Units and allocated net proceeds of $614,000, after specifically identifiable offering costs and allocated general offering costs, to the Series A Preferred Warrants in permanent equity.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
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
Debt—The carrying amounts of the Company’s secured borrowings—government guaranteed loans, SBA 7(a) loan-backed notes, 2018 revolving credit facility and borrowed funds from the Federal Reserve through the PPPLF approximate their fair values, as the interest rates on these securities are variable and approximate current market interest rates. The Company determines the fair value of mortgage notes payable and junior subordinated notes by performing discounted cash flow analyses using an appropriate market discount rate. The Company calculates the market discount rate for its mortgage notes payable by obtaining period-end treasury or swap rates, as applicable, for maturities that correspond to the maturities of the Company’s debt and then adding an appropriate credit spread. These credit spreads take into account factors such as the Company’s credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt. When estimating the fair value of the Company’s mortgages payable as of September 30, 2021 and December 31, 2020, the Company used a rate of 3.22% and 3.38%, respectively. The rate used to estimate the fair value of the Company’s junior subordinated notes was 4.38% and 4.49% as of September 30, 2021 and December 31, 2020, respectively.
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

	September 30, 2021		December 31, 2020
	Discount Rate	Prepayment Rate	Discount Rate	Prepayment Rate
SBA 7(a) loans receivable, subject to credit risk	6.50% - 8.25%	4.00% - 17.50%	6.50% - 8.25%	4.00% - 17.50%
SBA 7(a) loans receivable, subject to loan-backed notes	5.75% - 8.00%	4.88% - 17.50%	5.50% - 8.00%	4.88% - 17.50%
SBA 7(a) loans receivable, paycheck protection program	1.00%	N/A	1.00%	N/A
SBA 7(a) loans receivable, subject to secured borrowings	7.00% - 7.75%	5.00% - 17.50%	7.00% - 7.75%	5.00% - 17.50%
Other Financial Instruments—The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at September 30, 2021 and December 31, 2020. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on the Company’s consolidated balance sheets are as follows (dollar amounts in thousands):

	September 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
Assets:
SBA 7(a) loans receivable, subject to credit risk	$42,839	$42,906	$32,509	$32,397	3
SBA 7(a) loans receivable, subject to loan-backed notes	$20,172	$21,693	$23,606	$24,850	3
SBA 7(a) loans receivable, paycheck protection program	$7,364	$7,622	$14,089	$14,484	3
SBA 7(a) loans receivable, subject to secured borrowings	$8,099	$8,186	$8,822	$8,914	3
SBA 7(a) loans receivable, held for sale	$16,342	$17,950	$4,109	$4,527	3
Liabilities:
Mortgages payable (1)	$97,100	$101,094	$97,100	$100,799	2, 3
Junior subordinated notes (1)	$27,070	$24,327	$27,070	$24,236	3
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
In lieu of cash payment of the asset management fee, the Company has issued to the Operator shares of its Common Stock and shares of its Series A Preferred Stock. The Company has issued shares of its Series A Preferred Stock to the Operator as payment for the quarterly asset management fee for the first three quarters of 2021. Subject to applicable laws and regulations under Nasdaq and the TASE and the agreement of the Operator, it is likely that the Company will seek to pay some or part of the fourth quarter asset management fees in shares of Series A Preferred Stock.
Property Management Fees and Reimbursements—CIM Management, Inc. and certain of its affiliates (collectively, the “CIM Management Entities”), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
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
In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered by the Base Service Fee or the Incentive Fee, as the case may be. During the nine months ended September 30, 2021 and 2020, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, operational and on-going support in connection with the Company’s offering of Preferred Stock. The Administrator’s compensation is based on the salaries and benefits of the employees of the Administrator and or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of CIM Commercial and its subsidiaries). The expense for such services is included in expense reimbursements to related parties—corporate in the accompanying consolidated statements of operations.
Lending Segment Expenses—The Company has a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC (“CIM SBA”), an affiliate of CIM Group, and the Company’s subsidiary, PMC Commercial Lending, LLC. The agreement provides that CIM SBA will provide personnel and resources to the Company and that the Company will reimburse CIM SBA for the costs and expenses of providing such personnel and resources. The expense for such services is included in expense reimbursements to related parties—lending segment in the accompanying consolidated statements of operations.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
On September 22, 2021, the Company entered into Amendment No. 2 to the Second Amended and Restated Dealer Manager Agreement, pursuant to which the upfront dealer manager fee payable to the Dealer Manager was changed to up to 3.00% and the trailing dealer manager fee with respect to the sale of shares of Series A Preferred Stock sold in the Offering on or after September 9, 2021 was eliminated.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Asset Management Fees:
Asset management fees (1)	$2,262	$2,387	$6,781	$7,126
Property Management Fees and Reimbursements:
Property management fees	$416	$461	$1,223	$1,258
Onsite management and other cost reimbursement	$385	$867	$1,949	$2,451
Leasing commissions	$59	$18	$107	$101
Construction management fees	$70	$32	$105	$309
Administrative Fees and Expenses:
Base service fee (2)	$—	$—	$—	$282
Expense reimbursements to related parties - corporate	$533	$639	$1,592	$2,066
Lending Segment Expenses:
Expense reimbursements to related parties - lending segment	$55	$901	$1,219	$2,581
Offering-Related Fees:
Upfront dealer manager and trailing dealer manager fees	$145	$313	$567	$902
Non-issuance specific offering costs (3)	$13	$27	$77	$72
______________________
(1)The Company issued to the Operator an aggregate of 203,349 shares of our Common Stock and 190,459 shares of our Series A Preferred Stock, in lieu of cash payment of the asset management fees incurred during the nine months ended September 30, 2020. The Company issued to the Operator 89,338 shares of Series A Preferred Stock in lieu of cash payment of the asset management fees incurred during the nine months ended September 30, 2021.
(2)For the nine months ended September 30, 2020, the Company issued to the Administrator 11,273 shares of Series A Preferred Stock, in lieu of cash as payment of the Base Service Fee incurred for the first quarter of 2020.
(3)As of September 30, 2021 and December 31, 2020, $2.0 million and $1.5 million, respectively, was included in deferred costs as reimbursable expenses incurred pursuant to the Master Services Agreement and the then applicable dealer manager agreement with CCO Capital. These non-issuance specific costs are allocated against the gross proceeds from the sale of the Series A Preferred Stock and the Series D Preferred Stock on a pro rata basis for each issuance as a percentage of the total offering.
As of September 30, 2021 and December 31, 2020, due to related parties consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Asset management fees	$4,515	$2,386
Property management fees and reimbursements	538	1,662
Expense reimbursements - corporate	1,050	647
Expense reimbursements - lending segment	1,880	690
Upfront dealer manager and trailing dealer manager fees	679	493
Non-issuance specific offering costs	698	668
Other amounts due to the CIM Management Entities and certain of its affiliates	63	160
Total due to related parties	$9,423	$6,706

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
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
On October 1, 2015, an affiliate of CIM Group entered into a five-year lease renewal with respect to a property owned by the Company. The lease was amended to a month-to-month term in February 2019 and was terminated in October 2020. The Company recorded rental and other property income related to this tenant of $0 and $29,000 for the three months ended September 30, 2021 and 2020, respectively, and $0 and $87,000 for the nine months ended September 30, 2021 and 2020, respectively.
On May 15, 2019, CIM Group entered into an approximately 11-year lease for approximately 32,000 rentable square feet with respect to a property owned by the Company. The lease was amended on August 7, 2019 to reduce the rentable square feet to approximately 30,000 rentable square feet. The Company recorded rental and other property income related to this tenant of $370,000 and $1.1 million for the three and nine months, respectively, ended on each of September 30, 2021 and 2020.
13. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer when the terms established in the contract are met. The Company’s outstanding commitments to fund loans were $24.4 million as of September 30, 2021, the majority of which are for prime-based loans to be originated by the Company’s subsidiary engaged in SBA 7(a) Small Business Loan Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, the Company has certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. CIM Commercial had a total of $8.1 million in future obligations under leases to fund tenant improvements and other future construction obligations as of September 30, 2021. As of September 30, 2021, $2.5 million was funded to reserve accounts included in restricted cash on the Company’s consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreement entered into in June 2016.
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
In September 2018, the Company filed a lawsuit against the City and County of San Francisco seeking a refund of the $11.8 million in penalties, interest and legal fees paid by the Company for real property transfer tax allegedly due for a transaction in a prior year. The Company disputed that such penalties, interest and legal fees were payable but, in order to contest the asserted tax obligations, the Company had to pay such amounts to the City and County of San Francisco in August 2017. The Company has been vigorously pursuing this litigation and intends to continue to do so.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
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
14. LEASES
Future minimum rental revenue under long-term operating leases as of September 30, 2021, excluding tenant reimbursements of certain costs, are as follows (in thousands):

Years Ending December 31,	Total
2021 (Three months ending December 31, 2021)	$11,286
2022	43,934
2023	41,201
2024	38,697
2025	22,759
Thereafter	42,256
$200,133
15. SEGMENT DISCLOSURE
The Company’s reportable segments during the three and nine months ended September 30, 2021 and 2020 consist of two types of commercial real estate properties, namely, office and hotel, as well as a segment for the Company’s lending business. Management internally evaluates the operating performance and financial results of the segments based on net operating income. The Company also has certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2020 included in the 2020 Form 10-K.
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

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
The net operating income (loss) of the Company’s segments for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Office:
Revenues	$12,998	$13,529	$39,881	$42,189
Property expenses:
Operating	5,362	6,026	16,704	17,338
General and administrative	123	61	291	397
Total property expenses	5,485	6,087	16,995	17,735
Segment net operating income—office	7,513	7,442	22,886	24,454
Hotel:
Revenues	5,478	1,762	10,833	11,129
Property expenses:
Operating	4,596	2,796	10,659	11,491
General and administrative	5	35	106	54
Total property expenses	4,601	2,831	10,765	11,545
Segment net operating income (loss)—hotel	877	(1,069)	68	(416)
Lending:
Revenues	5,773	1,981	15,086	5,963
Lending expenses:
Interest expense	105	170	478	650
Expense reimbursements to related parties—lending segment	55	901	1,219	2,581
General and administrative	744	641	1,367	1,562
Total lending expenses	904	1,712	3,064	4,793
Segment net operating income—lending	4,869	269	12,022	1,170
Total segment net operating income	$13,259	$6,642	$34,976	$25,208

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
A reconciliation of segment net operating income to net income attributable to the Company for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total segment net operating income	$13,259	$6,642	$34,976	$25,208
Interest and other income	—	62	1	98
Asset management and other fees to related parties	(2,262)	(2,387)	(6,781)	(7,408)
Expense reimbursements to related parties—corporate	(533)	(639)	(1,592)	(2,066)
Interest expense	(2,080)	(2,473)	(7,012)	(8,056)
General and administrative	(753)	(999)	(3,629)	(3,125)
Depreciation and amortization	(5,061)	(5,273)	(15,167)	(15,728)
Loss on early extinguishment of debt	—	(281)	—	(281)
Income (loss) before provision for income taxes	2,570	(5,348)	796	(11,358)
(Provision) benefit for income taxes	(946)	18	(2,316)	731
Net income (loss)	1,624	(5,330)	(1,520)	(10,627)
Net (income) loss attributable to noncontrolling interests	—	7	4	1
Net income (loss) attributable to the Company	$1,624	$(5,323)	$(1,516)	$(10,626)
The condensed assets for each of the segments as of September 30, 2021 and December 31, 2020, along with capital expenditures and loan originations for the nine months ended September 30, 2021 and 2020, are as follows (in thousands):

	September 30, 2021	December 31, 2020
Condensed assets:
Office	$450,284	$472,544
Hotel	100,687	100,285
Lending	112,656	94,626
Non-segment assets	11,393	18,162
Total assets	$675,020	$685,617

	Nine Months Ended September 30,
	2021	2020
Capital expenditures(1) and loan originations:
Office	$2,488	$7,793
Hotel	144	801
Total capital expenditures	2,632	8,594
Loan originations	119,479	48,179
Total capital expenditures and loan originations	$122,111	$56,773
______________________
(1)Represents additions and improvements to real estate investments, excluding acquisitions. Includes the activity for dispositions through their respective disposition dates.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
16. SUBSEQUENT EVENTS
The Company evaluated events subsequent to September 30, 2021, and concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated unaudited financial statements.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “project,” “target,” “expect,” “intend,” “might,” “believe,” “anticipate,” “estimate,” “could,” “would,” “continue,” “pursue,” “potential,” “forecast,” “seek,” “plan,” or “should” or the negative thereof or other variations or similar words or phrases. Such forward-looking statements include, among others, statements about CMCT’s plans and objectives relating to future growth and availability of funds, and the trading liquidity of CMCT’s Common Stock. Such forward-looking statements are based on particular assumptions that management of CMCT has made in light of its experience, as well as its perception of expected future developments and other factors that it believes are appropriate under the circumstances. Forward-looking statements are necessarily estimates reflecting the judgment of CMCT’s management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include those associated with (i) the scope, severity and duration of the current pandemic of COVID-19, and actions taken to contain the pandemic or mitigate its impact, and the winding-down or termination of governmental assistance programs implemented to address the pandemic, (ii) the adverse effect of COVID-19 on the financial condition, results of operations, cash flows and performance of CMCT and its tenants and business partners, the real estate market and the global economy and financial markets, among others, (iii) the timing, form and operational effects of CMCT’s development activities, (iv) the ability of CMCT to raise in place rents to existing market rents and to maintain or increase occupancy levels, (v) fluctuations in market rents, including as a result of COVID-19, and (vi) general economic, market and other conditions. Additional important factors that could cause CMCT’s actual results to differ materially from CMCT’s expectations are discussed under the section “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2021 and amended on April 30, 2021 (the “2020 Form 10-K”). The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond CMCT’s control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by CMCT or any other person that CMCT’s objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. CMCT does not undertake to update them to reflect changes that occur after the date they are made.
The following discussion of our financial condition as of September 30, 2021 and results of operations for the three and nine months ended September 30, 2021 and 2020 should be read in conjunction with the 2020 Form 10-K. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Part I, Item 1A of the 2020 Form 10-K and in Part II, Item 1A of this Quarterly Report. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the consolidated financial statements contained therein. The terms “we,” “us,” “our” and the “Company” refer to CIM Commercial Trust Corporation and its subsidiaries.
Definitions
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
The phrase “ADR” represents average daily rate. It is calculated as trailing 9-month room revenue divided by the number of rooms occupied.
The phrase “annualized rent” represents gross monthly base rent, or gross monthly contractual rent under parking and retail leases, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.
The phrase “RevPAR” represents revenue per available room. It is calculated as trailing 9-month room revenue divided by the number of available rooms.

Executive Summary
Business Overview
CIM Commercial is a Maryland corporation and REIT. We primarily own and operate Class A and creative office real assets in vibrant and improving metropolitan communities throughout the United States. We, supported by the broad real estate capabilities of CIM Group, seek to focus on the acquisition, ownership, operation and development of creative office, multifamily, retail, parking, in-fill industrial and limited service hospitality real assets that generate consistent, positive cash flow in communities qualified by CIM Group. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, positive population trends and a propensity for growth. We believe that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of real estate assets in the area. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the population growth, public commitment, and significant private investment that characterize these areas. We intend that no acquisition will exceed 10% of our gross asset value at the time of acquisition but management may ultimately determine to execute on more significant acquisitions.
We are operated by affiliates of CIM Group. CIM is a community-focused real estate and infrastructure owner, operator, lender and developer. Headquartered in Los Angeles, CA, CIM has offices across the United States and in Tokyo, Japan.
COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Since then, COVID-19 has spread worldwide, causing significant disruptions to the U.S. and world economies. and has triggered a period of significant global economic slowdown. In the first half of 2021, the U.S. and world economy initially showed signs of recovery from the impact of COVID-19 as vaccination rates increased, virus caseloads declined and businesses, schools and public services began to reopen. However, the emergence of variant strains of COVID-19 and the concomitant disruption to the global supply chain have threatened to slow or reverse these trends in the fourth quarter of 2021 and beyond. As a result, there continues to be uncertainty regarding the continued impact of COVID-19 on the U.S. and international economies.
The information provided in the table below provides insight into the effects of COVID-19 on our rent collections for the three months ended September 30, 2021 for our parking tenants. For the three months ended September 30, 2021, rent collections for our office and retail tenants were generally consistent with such rent collections prior to the effects of COVID-19. We undertake no obligation to provide rent collection, concession or allowance information for any future period. The information presented below is preliminary and unaudited, and we undertake no obligation to update such information other than as may be required by law:

Parking Tenants (1)	Three Months Ended September 30, 2021
Rent Collected (2)	80.5%
Recorded as Bad Debt	—%
Uncollected Rent	19.5%
Total	100.0%
______________________
(1)There have been no significant changes in parking tenant rent collections subsequent to September 30, 2021.
(2)Rent collected is calculated as the aggregate contractual rent collected for each month in the applicable period presented from the beginning of that month through November 4, 2021, divided by the aggregate contractual rent charged for the applicable period. Rent collection percentages are calculated based on contractual rents (excluding percentage rents and contractually obligated reimbursements by our tenants).
Additionally, the spread of COVID-19 in the United States and the resulting restrictions on travel, meetings and social gatherings that have been implemented from time to time have impacted, and are expected to continue to materially impact so long as they persist, the operations of our hotel in Sacramento, California. For the three months ended September 30, 2021, the hotel segment net operating income of our hotel was $877,000. Based on current expectations, we anticipate that the net operating income of our hotel for the fourth quarter of 2021 will be lower as compared to pre-COVID-19 levels for the comparable periods. As a result, contributions by the hotel to our funds from operations during such periods will be significantly diminished.
Our loans originated and serviced under the SBA 7(a) Small Business Loan Program through September 30, 2021 consist primarily of loans to borrowers in the limited service hospitality sector. Certain of our borrowers experienced significant reductions in cash flows as COVID-19 caused reductions in travel. However, the substantial majority of our borrowers received relief under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) during the year ended December 31, 2020 through subsidy in the form of six months of monthly loan payments made on the borrower’s behalf pursuant to Section 1112 of the CARES Act. Section 1112 of the CARES Act was extended and, beginning February 1, 2021, the CARES Act provided up to an additional five months of subsidy of scheduled principal and interest payments (up to $9,000 per month, per loan).
As a result of the potential negative impact on the cash flow of our borrowers caused by COVID-19, we increased our loan loss reserves commencing with the second half of 2020. Governmental support for the limited service hospitality industry is expected to substantially end by the end of 2021. As a result, certain of our borrowers may experience difficulty in repaying our loans and, accordingly, we may increase our loan loss reserves and ultimately experience an increase in loan losses.
The situation surrounding COVID-19 remains fluid, and we have been actively managing our response in collaboration with tenants, government officials and business partners and assessing the impact to our financial position and operating results, as well as the additional potential adverse developments in our business. We have taken steps to adapt to the difficult business environment in which we operate and to strengthen our business to position our business to thrive post COVID-19. These steps include (i) reducing our corporate overhead expenses by realigning certain support functions and reducing employee compensation at our Operator, including not appointing a replacement for our President who retired during the third quarter of 2020, (ii) focusing on appropriate cost-reduction measures at our properties, (iii) temporarily suspending the vast majority of activities related to the repositioning of our office building at 4750 Wilshire Boulevard in Los Angeles, California, and renovations at the Sheraton Grand Hotel in Sacramento, California, (iv) raising capital in June 2021 through the Rights Offering pursuant to which we received gross proceeds of $78.8 million before issuance costs of $2.0 million, (v) increasing liquidity by entering into the 2020 unsecured revolving credit facility in May 2020, accessing (beginning in June 2020) funds through the Federal Reserve through the Paycheck Protection Program Liquidity Facility (the “PPPLF”) established for lenders who originate loans pursuant to the Paycheck Protection Program (the “PPP”) and entering into the 2018 Credit Facility Modification in September 2020, and (vi) amending our Master Services Agreement to eliminate the Base Service Fee as described in Note 12 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
The extent to which COVID-19 will continue to impact our operations and those of our tenants and business partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of COVID-19 and actions taken to contain the pandemic or mitigate its impact, the distribution and acceptance of vaccines and their impact on the timing and speed of economic recovery, the spread of new variants of COVID-19 and concerns regarding additional surges of COVID-19 as a result thereof, the impacts on the U.S. and international economies and the extent to which federal, state and local governments provide relief or assistance to those affected by COVID-19. We cannot predict the significance, extent or duration of any adverse impact of COVID-19 on our business, financial condition, results of operations, cash flow or our ability to satisfy its debt service obligations or to maintain its level of distributions on its Common Stock or Preferred Stock. However, our business, financial condition, results of operations, and liquidity have been adversely affected and will likely continue to be adversely affected for the remainder of 2021.
Properties
As of September 30, 2021, our real estate portfolio consisted of 13 assets, all of which were fee-simple properties. As of September 30, 2021, our ten office properties, totaling approximately 1.3 million rentable square feet, were 77.7% occupied, our one development site was being used as a parking lot, and our one hotel with an ancillary parking garage, which has a total of 503 rooms, had RevPAR of $61.67 for the nine months ended September 30, 2021.
Strategy
CIM Commercial is a Maryland corporation and REIT. We primarily own and operate Class A and creative office real assets in vibrant and improving metropolitan communities throughout the United States. We, supported by the broad real estate capabilities of CIM Group, seek to focus on the acquisition, ownership, operation and development of creative office, multifamily, retail, parking, infill industrial and limited service hospitality real assets that generate consistent, positive cash flow in communities throughout the United States that are qualified by CIM Group as described below. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, positive population trends and a propensity for growth. We believe that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of real estate assets in the area. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the population growth, public commitment and significant private investment that characterize these areas. Our investments in real estate assets may take different forms, including direct equity or preferred investments, engaging in real estate development activities, side-by-side investments or co-investments with vehicles managed or owned by CIM Group and/or originating loans that are secured directly or indirectly by properties primarily located in Qualified Communities that meet our strategy. We intend that no investment will exceed 10% of our gross asset value at the time of investment but management may ultimately determine to execute on more significant acquisitions.
As a matter of prudent management, we regularly evaluate each asset within our portfolio as well as our strategies. Such review may result in dispositions when, among other things, an asset no longer fits our overall objectives or strategies, we believe the proceeds generated from the sale of an asset can be redeployed in one or more assets that will generate better returns, or the market value of such asset is equal to or exceeds our view of its intrinsic value. We currently have a portfolio of attractive assets with significant same store growth opportunity, and,in the event we execute on any opportunities to dispose of some of those assets at attractive prices we will seek to redeploy proceeds in the same profile of assets described in the preceding paragraph.
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
We issued to the Operator an aggregate of 203,349 shares of our Common Stock and 287,199 shares of our Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), as payment, in lieu of cash, for all asset management fees owed to the Operator in respect of fees incurred during the year ended December 31, 2020, and 89,338 shares of Series A Preferred Stock as payment in lieu of cash, for the asset management fee for the three months ended March 31, 2021. Additionally, we issued to the Administrator 11,273 shares of Series A Preferred Stock, in lieu of cash as payment of the Base Service Fee (as defined below) in respect of the three months ended March 31, 2020. All of such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Additionally, we have issued shares of Series A Preferred Stock to the Operator as payment for the quarterly asset management fees for the second and third quarters of 2021 and it is likely that the we will seek to pay some or part of the fourth quarter asset management fees in shares of Series A Preferred Stock.

Rental Rate Trends
Office Statistics:    The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods:

	As of September 30,
	2021	2020
Occupancy (1)	77.7%	79.5%
Annualized rent per occupied square foot (1)(2)	$52.50	$50.39
______________________
(1)The information presented in this table represents historical information as of the date indicated without giving effect to any property sales occurring thereafter.
(2)Total abatements, representing lease incentives in the form of free rent, for the 12 months ended September 30, 2021 and 2020 were approximately $1.3 million and $1.8 million, respectively.
Over the next four quarters, we expect to see expiring cash rents as set forth in the table below:

	For the Three Months Ended
	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022
Expiring Cash Rents:
Expiring square feet (1)	24,109	23,073	12,979	56,078
Expiring rent per square foot (2)	$63.59	$55.87	$64.10	$42.58
______________________
(1)Month-to-month tenants occupying a total of 4,938 square feet are included in the expiring leases in the first quarter listed.
(2)Represents annualized rent, as of September 30, 2021, under leases expiring during the periods above.

During the three and nine months ended September 30, 2021, we executed leases with terms longer than 12 months totaling 32,646 and 61,514 square feet, respectively. The table below sets forth information on certain of our executed leases during the three and nine months ended September 30, 2021, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

	Number of Leases (1)	Rentable Square Feet	New Cash Rents per Square Foot (2)	Expiring Cash Rents per Square Foot (2)
Three months ended September 30, 2021	5	20,203	$53.13	$58.05
Nine months ended September 30, 2021	11	40,000	$50.08	$53.02
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
Hotel Statistics:    The following table sets forth the occupancy, ADR and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Nine Months Ended September 30,
	2021	2020
Occupancy	48.2%	34.1%
ADR	$128.06	$150.55
RevPAR	$61.67	$51.37
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
Lending Segment
Through our loans originated under the SBA’s 7(a) Guaranteed Loan Program, we are a national lender that primarily originates loans to small businesses. We identify loan origination opportunities through personal contacts, internet referrals, attendance at trade shows and meetings, direct mailings, advertisements in trade publications and other marketing methods. We also generate loans through referrals from real estate and loan brokers, franchise representatives, existing borrowers, lawyers and accountants. In addition, as a SBA 7(a) licensee, we originated loans as an authorized lender under the PPP, which was enacted during the year ended December 31, 2020 and completed during 2021.
The PPP provides lenders who originated loans under the program with a 100% guaranty of repayment (provided certain conditions are met) and provides small businesses with uncollateralized and unguaranteed loans at an interest rate of 1.00%. Loans originated under the PPP will be fully forgiven, subject to certain limitations, when used by the borrower for payroll costs, interest on mortgages, rent, and utilities. For those loans that are forgiven, the SBA will remit 100% of the remaining outstanding principal plus accrued interest to us. For those loans whose borrowers do not meet the criteria required for forgiveness, the borrower is required to repay the remaining obligation. Upon a borrower default of any remaining balance due, if any, the SBA will remit the balance due to us. The loans that we originated under the PPP have a two-year term if originated prior to June 5, 2020 and have a five-year term if originated after June 5, 2020. We obtained all funds to originate loans under the PPP from the Federal Reserve on a basis that correlated to the outstanding principal balance due from our borrowers pursuant to the PPP on a dollar-for-dollar basis with a cost of funds of 0.35%.
Property Concentration
As of September 30, 2021, we had certain tenant and geographic concentrations in our property holdings. Kaiser, which occupied office space in one of our Oakland, California properties, accounted for 30.9% of our annualized rental income for the three months ended September 30, 2021. No other tenant accounted for greater than 10.0% of our annualized rental income for the three months ended September 30, 2021. In addition, eight of our office properties were located in California, which accounted for 83.1% of our annualized rental income for the three months ended September 30, 2021.
2021 Results of Operations
Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020
Net Income (Loss) and FFO

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Total revenues	$24,249	$17,334	$6,915	39.9%
Total expenses	$21,679	$22,682	$(1,003)	(4.4)%
Net income (loss)	$1,624	$(5,330)	$6,954	(130.5)%
Net income (loss) increased to $1.6 million, or by $7.0 million, for the three months ended September 30, 2021, compared to a net loss of $5.3 million for the three months ended September 30, 2020. The increase is primarily attributable to an increase of $6.6 million in our segment net operating income, primarily as a result of increases in hotel and lending segment net operating income.
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

The following table sets forth a reconciliation of net loss attributable to common stockholders to FFO attributable to common stockholders (in thousands):

	Three Months Ended September 30,
	2021	2020
Net loss attributable to common stockholders	$(3,216)	$(9,678)
Depreciation and amortization	5,061	5,273
FFO attributable to common stockholders	$1,845	$(4,405)
FFO attributable to common stockholders was $1.8 million for the three months ended September 30, 2021, an increase of $6.3 million compared to a loss of $4.4 million for the three months ended September 30, 2020. The increase in FFO is primarily attributable to an increase of $6.6 million in our segment net operating income, primarily as a result of increases in hotel and lending segment net operating income.
Summary Segment Results
During the three months ended September 30, 2021 and 2020, CIM Commercial operated in three segments: office and hotel properties and lending. Set forth and described below are summary segment results for our operating segments (dollar amounts in thousands).

	Three Months Ended September 30,		Change
	2021	2020	$	%
Revenues:
Office	$12,998	$13,529	$(531)	(3.9)%
Hotel	$5,478	$1,762	$3,716	210.9%
Lending	$5,773	$1,981	$3,792	191.4%

Expenses:
Office	$5,485	$6,087	$(602)	(9.9)%
Hotel	$4,601	$2,831	$1,770	62.5%
Lending	$904	$1,712	$(808)	(47.2)%

Non-Segment Revenue and Expenses:
Interest and other income	$—	$62	$(62)	(100.0)%
Asset management and other fees to related parties	$(2,262)	$(2,387)	$125	(5.2)%
Expense reimbursements to related parties - corporate	$(533)	$(639)	$106	(16.6)%
Interest expense	$(2,080)	$(2,473)	$393	(15.9)%
General and administrative	$(753)	$(999)	$246	(24.6)%
Depreciation and amortization	$(5,061)	$(5,273)	$212	(4.0)%
Loss on early extinguishment of debt	$—	$(281)	$281	100.0%
(Provision) benefit for income taxes	$(946)	$18	$(964)	(5,355.6)%
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased to $13.0 million, or by 3.9%, for the three months ended September 30, 2021 compared to $13.5 million for the three months ended September 30, 2020. The decrease is primarily due to a reduction in lease termination fee income as compared to the three months ended September 30, 2020.
Hotel Revenue: Hotel revenue increased to $5.5 million, or by 210.9%, for the three months ended September 30, 2021, compared to $1.8 million for the three months ended September 30, 2020, primarily due to an increase in occupancy, average daily rate, and food, beverage, and other sundry hotel services during the third quarter of 2021 as compared to the third quarter of 2020 as a result of the easing of government restrictions associated with COVID-19. However, the outbreak of COVID-19 will likely continue to negatively affect the operations of our hotel at least through the remainder of 2021, as compared to pre-COVID levels for the comparable periods, as described in “—COVID-19” above.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue increased to $5.8 million, or by 191.4%, for the three months ended September 30, 2021, compared to $2.0 million for the three months ended September 30, 2020. The increase is primarily due to an increase in premium income from the sale of the guaranteed portion of our SBA 7(a) loans, which benefited from an increase in the SBA guaranty support from a maximum of 75% per loan to 90% per loan, a reduction in fees charged in the secondary market and higher market premiums. In addition, there was an increase in interest income resulting from an increase in our average outstanding lending portfolio during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. As a result of the conclusion of the enhanced government support provided by the CARES Act, the SBA guaranty support has now reverted back to 75% from 90% and the reduction of fees charged in the secondary market ended as of October 1, 2021. This will likely cause future loan originations to decline and the premiums achieved on sales of the guaranteed portion of our SBA 7(a) loans to decrease, in each case possibly by a material amount.
Expenses
Office Expenses: Office expenses decreased to $5.5 million, or by 9.9%, for the three months ended September 30, 2021, compared to $6.1 million for the three months ended September 30, 2020. The decrease is primarily due to tax refunds related to prior tax years and adjustments to payroll allocation reimbursements related to certain properties, both of which reduced office expenses for three months ended September 30, 2021, partially offset by increased expenses related to a new office property purchased in Austin, Texas during the fourth quarter of 2020.
Hotel Expenses: Hotel expenses increased to $4.6 million, or by 62.5%, for the three months ended September 30, 2021, compared to $2.8 million for the three months ended September 30, 2020, primarily as a result of increased occupancy at the hotel as compared to the third quarter of 2020. The outbreak of COVID-19 is expected to cause hotel expenses to remain lower through the remainder of 2021 as compared to pre-COVID-19 levels for the comparable period.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related party. Lending expenses decreased to $904,000, or by 47.2%, for the three months ended September 30, 2021, compared to $1.7 million for the three months ended September 30, 2020. The decrease was due to an increase in allocated expenses incurred during the three months ended September 30, 2020 related to the one-time retirement payment to our former president, a decrease in allocated executive time resulting in a reduction in allocated payroll during the three months ended September 30, 2021, a reduction in the provision for loan losses of $379,000 due to an increase in the general reserve made during the three months ended September 30, 2020 and a reduction in interest expense of $189,000.
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments, were $2.3 million for the three months ended September 30, 2021, a decrease of 5.2%, compared to $2.4 million for the three months ended September 30, 2020. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban’s assets, which are appraised in the fourth quarter of each year. The lower fees reflect a decrease in the adjusted fair value of CIM Urban’s assets as compared to the third quarter of 2020 due to lower appraised values of our same store properties, partially offset by the purchase of an office property and incremental capital expenditures incurred subsequent to the three months ended September 30, 2020.
On May 11, 2020, the Master Services Agreement was amended to replace the Base Service Fee with the Incentive Fee. The amendment became effective as of April 1, 2020. The Administrator did not earn an Incentive Fee for the three months ended September 30, 2021. Based on our performance for the nine months ended September 30, 2021 and our expected performance for the remainder of 2021, it is very likely that we will not pay any Incentive Fee in 2021.
Expense Reimbursements to Related Parties—Corporate: The Administrator receives compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered by the Incentive Fee. Expense reimbursements to related parties-corporate were $533,000 for the three months ended September 30, 2021, a decrease of 16.6%, compared to $639,000 for the three months ended September 30, 2020. The decrease was primarily due to reductions in allocated payroll.
Interest Expense: Interest expense, which has not been allocated to our operating segments, was $2.1 million for the three months ended September 30, 2021, a decrease of 15.9% compared to $2.5 million for the three months ended September 30, 2020. The decrease is primarily due to a lower average outstanding principal balance on our 2018 Revolving Credit Facility compared to the three months ended September 30, 2020.

General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $753,000 for the three months ended September 30, 2021, a decrease of 24.6% compared to $999,000 for the three months ended September 30, 2020. The decrease is primarily due to a decrease in accounting and consulting fees.
Depreciation and Amortization Expense: Depreciation and amortization expense was $5.1 million for the three months ended September 30, 2021, a decrease of $212,000 compared to $5.3 million for the three months ended September 30, 2020.
(Provision) Benefit for Income Taxes: Provision for income taxes was $946,000 for the three months ended September 30, 2021 as compared to a benefit for income taxes of $18,000 for the three months ended September 30, 2020. The change in provision for income taxes is due to an increase in taxable income at our taxable REIT subsidiaries during the three months ended September 30, 2021 related to the operating results of our lending division.
Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020
Net Loss

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Total revenues	$65,801	$59,379	$6,422	10.8%
Total expenses	$65,005	$70,737	$(5,732)	(8.1)%
Net loss	$(1,520)	$(10,627)	$9,107	(85.7)%
Net loss decreased to $1.5 million, or by $9.1 million, for the nine months ended September 30, 2021, compared to net loss of $10.6 million for the nine months ended September 30, 2020. The decrease is primarily attributable to an increase of $9.8 million in total segment net operating income, primarily due to an increase in lending segment net operating income.
FFO
The following table sets forth a reconciliation of net loss attributable to common stockholders to FFO attributable to common stockholders (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net loss attributable to common stockholders	$(15,632)	$(24,606)
Depreciation and amortization	15,167	15,728
FFO attributable to common stockholders	$(465)	$(8,878)
FFO attributable to common stockholders was $(465,000) for the nine months ended September 30, 2021, an increase of $8.4 million compared to $(8.9) million for the nine months ended September 30, 2020. The increase in FFO is primarily attributable to an increase of $9.8 million in total segment net operating income, primarily due to an increase in lending segment net operating income.

Summary Segment Results
During the nine months ended September 30, 2021 and 2020, CIM Commercial operated in three segments: office and hotel properties and lending. Set forth and described below are summary segment results for our operating segments (dollar amounts in thousands).

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Revenues:
Office	$39,881	$42,189	$(2,308)	(5.5)%
Hotel	$10,833	$11,129	$(296)	(2.7)%
Lending	$15,086	$5,963	$9,123	153.0%

Expenses:
Office	$16,995	$17,735	$(740)	(4.2)%
Hotel	$10,765	$11,545	$(780)	(6.8)%
Lending	$3,064	$4,793	$(1,729)	(36.1)%

Non-Segment Revenue and Expenses:
Interest and other income	$1	$98	$(97)	(99.0)%
Asset management and other fees to related parties	$(6,781)	$(7,408)	$627	(8.5)%
Expense reimbursements to related parties - corporate	$(1,592)	$(2,066)	$474	(22.9)%
Interest expense	$(7,012)	$(8,056)	$1,044	(13.0)%
General and administrative	$(3,629)	$(3,125)	$(504)	16.1%
Depreciation and amortization	$(15,167)	$(15,728)	$561	(3.6)%
(Provision) benefit for income taxes	$(2,316)	$731	$(3,047)	(416.8)%
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased to $39.9 million, or by 5.5%, for the nine months ended September 30, 2021 compared to $42.2 million for the nine months ended September 30, 2020. The decrease is primarily due to lower revenues at an office property in Los Angeles, California, and lower revenues at an office property in Beverly Hills, California due to decreases in occupancy as compared to the nine months ended September 30, 2020, partially offset by an increase in revenues related to an office property in Austin, Texas that was purchased in November 2020.
Hotel Revenue: Hotel revenue decreased to $10.8 million, or by 2.7%, for the nine months ended September 30, 2021, compared to $11.1 million for the nine months ended September 30, 2020, primarily due to decreases in occupancy, average daily rate, and food, beverage, and other sundry hotel services during the period from March 2020 through September 2021 as a result of COVID-19 (see “—COVID-19” above). The outbreak of COVID-19 will likely continue to negatively affect the operations of our hotel at least through the remainder of 2021 as described in “—COVID-19” above.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue increased to $15.1 million, or by 153.0%, for the nine months ended September 30, 2021, compared to $6.0 million for the nine months ended September 30, 2020. The increase is primarily due to an increase in premium income from the sale of the guaranteed portion of our SBA 7(a) loans, which benefited from an increase in the SBA guaranty support from a maximum of 75% per loan to 90% per loan, a reduction in fees charged in the secondary market and higher market premiums. In addition, there was an increase in interest income resulting from an increase in our average outstanding lending portfolio during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. As a result of the conclusion of the enhanced government support provided by the CARES Act, the SBA guaranty support has now reverted back to 75% from 90% and the reduction of fess charged in the secondary market ended as of October 1, 2021. This will likely cause future loan originations to decline and the premiums achieved on sales of the guaranteed portion of our SBA 7(a) loans to decrease, in each case possibly by a material amount.

Expenses
Office Expenses: Office expenses decreased to $17.0 million, or by 4.2%, for the nine months ended September 30, 2021 and September 30, 2020. The decrease is primarily due to tax refunds related to prior tax years and adjustments to payroll allocation reimbursements related to certain properties, both of which reduced office expenses for nine months ended September 30, 2021.
Hotel Expenses: Hotel expenses decreased to $10.8 million, or by 6.8%, for the nine months ended September 30, 2021, compared to $11.5 million for the nine months ended September 30, 2020, primarily as a result of decreased occupancy at the hotel during the period from March 2020 through September 2021 as a result of COVID-19. The outbreak of COVID-19 is expected to cause hotel expenses to remain lower through the remainder of 2021 as compared to pre-COVID-19 levels for the comparable period.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related party. Lending expenses decreased to $3.1 million, or by 36.1%, for the nine months ended September 30, 2021, compared to $4.8 million for the nine months ended September 30, 2020. The decrease was due to an increase in allocated expenses incurred during the nine months ended September 30, 2020 related to the one-time retirement payment to our former president, a decrease in allocated executive time resulting in a reduction in allocated payroll during the nine months ended September 30, 2021, a reduction in the provision for loan losses of $293,000 due to an increase in the general reserve made during the nine months ended September 30, 2020 and a reduction in interest expense of $297,000.
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments, were $6.8 million for the nine months ended September 30, 2021, a decrease of 8.5%, compared to $7.4 million for the nine months ended September 30, 2020. Asset management fees totaled $6.8 million for the nine months ended September 30, 2021, compared to $7.1 million for the nine months ended September 30, 2020. Asset management fees are calculated based on a percentage of the daily average adjusted fair value of CIM Urban’s assets, which are appraised in the fourth quarter of each year. The lower fees reflect a decrease in the adjusted fair value of CIM Urban’s assets as compared to the second quarter of 2020 due to lower appraised values of our same store properties, partially offset by the purchase of an office property and incremental capital expenditures incurred subsequent to September 30, 2020.
CIM Commercial also paid a Base Service Fee to the Administrator, a related party, which totaled $0 for the nine months ended September 30, 2021 compared to $282,000 for the nine months ended September 30, 2020. On May 11, 2020, the Master Services Agreement was amended to replace the Base Service Fee with the Incentive Fee. The amendment was effective as of April 1, 2020. Based on our performance for the nine months ended September 30, 2021 and our expected performance for the remainder of 2021, it is very likely that we will not pay any Incentive Fee in 2021.
Expense Reimbursements to Related Parties—Corporate: The Administrator receives compensation and or reimbursement for performing certain services for CIM Commercial and its subsidiaries that are not covered by the Base Service Fee or the Incentive Fee, as the case may be. Expense reimbursements to related parties-corporate were $1.6 million for the nine months ended September 30, 2021, a decrease of 22.9%, compared to $2.1 million for the nine months ended September 30, 2020. The decrease was primarily due to reductions in allocated payroll.
Interest Expense: Interest expense, which has not been allocated to our operating segments, was $7.0 million for the nine months ended September 30, 2021, a decrease of 13.0% compared to $8.1 million for the nine months ended September 30, 2020. The decrease is primarily due to a lower average outstanding principal balance on our 2018 revolving credit facility during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, partially offset by an increase in interest expense on our revolving credit facility resulting from the 2018 Credit Facility Modification which was in effect from September 2020 through August 2021.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $3.6 million for the nine months ended September 30, 2021, an increase of 16.1% compared to $3.1 million for the nine months ended September 30, 2020. The increase is primarily due to an increase in legal fees as compared to the nine months ended September 30, 2020.
Depreciation and Amortization Expense: Depreciation and amortization expense was $15.2 million for the nine months ended September 30, 2021, a decrease of 3.6% compared to $15.7 million for the nine months ended September 30, 2020.
(Provision) Benefit for Income Taxes: Provision for income taxes was $2.3 million for the nine months ended September 30, 2021 compared to a benefit for income taxes of $731,000 for the nine months ended September 30, 2020. The increase in provision for income taxes is due to an increase in taxable income at our taxable REIT subsidiaries during the nine months ended September 30, 2021 related to the operating results of our lending division.
Cash Flow Analysis
Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the occupancy and ADR of our hotel, the collectability of rent and recoveries from our tenants, and loan related activity, many of which were negatively impacted by the effects of COVID-19 during the nine months ended September 30, 2021 and September 30, 2020. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities increased by $6.7 million for the nine months ended September 30, 2021, as compared to the same period in 2020. The increase was primarily due to an increase of $65.2 million in proceeds from the sale of guaranteed loans, offset by an increase of $70.7 million in loans funded, an increase of $8.1 million resulting from a lower level of working capital used compared to the prior period, and a $6.4 million decrease in net loss adjusted for depreciation and amortization expense and write-offs of uncollectible receivables.
Our cash flows from investing activities are primarily related to property acquisitions and sales, expenditures for development or repositioning of properties, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash used in investing activities decreased by $26.2 million for the nine months ended September 30, 2021, as compared to the same period in 2020. The decrease was primarily due to a decrease of $8.5 million in cash used to fund additions to investments in real estate and real estate acquisitions, and a $17.8 million increase of principal collected on loans net of loans funded during the nine months ended September 30, 2021.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash used in financing activities increased by $56.4 million for the nine months ended September 30, 2021, as compared to the same period in 2020. The change was primarily due to an increase of $121.8 million in debt repayments, net of proceeds from incremental borrowings, and a decrease of $11.1 million from net proceeds from the issuance of Preferred Stock and warrants, partially offset by an increase of $78.3 million from the net proceeds from the issuance of Common Stock in connection with the Rights Offering.
Liquidity and Capital Resources
General
On a short-term basis, our principal demands for funds will be for the acquisition of assets, development or repositioning of properties, or re-leasing of space in existing properties, capital expenditures, interest and principal on current and any future debt financings, SBA 7(a) loan originations, and paying distributions on our Preferred Stock and Common Stock. We may finance our future activities through one or more of the following methods: (i) offerings of shares of Common Stock, Preferred Stock or other equity and or debt securities of the Company; (ii) credit facilities and term loans; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (iv) the sale of existing assets; and or (v) cash flows from operations. With respect to the $75.0 million outstanding under the 2018 revolving credit facility that is scheduled to mature in October 2022, we expect to extend its maturity to October 2023, subject to satisfying certain conditions, and/or refinance such indebtedness. Based on our projected performance and current capital market conditions, we expect that we can implement either or both options.
Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, or re-leasing of space in existing properties, capital expenditures, refinancing of indebtedness, SBA 7(a) loan originations, paying distributions on our Preferred Stock or any other preferred stock we may issue, any future repurchase and or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock) and distributions on our Common Stock. Additionally, our outstanding commitments to fund loans were $24.4 million as of September 30, 2021, substantially all of which reflect prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Small Business Loan Program lending. The majority of these commitments have government guarantees of 90% (although the government guarantee has now reverted to 75%) and we believe that we will be able to sell the guaranteed portion of these loans in a liquid secondary market upon fully funding these loans. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
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
Sources and Uses of Funds
Mortgages
We have one mortgage loan agreement with an outstanding balance of $97.1 million as of September 30, 2021.
Revolving Credit Facilities
In October 2018, we entered into the 2018 revolving credit facility that, as amended, allows us to borrow up to $209.5 million, subject to a borrowing base calculation. As of September 30, 2021 and December 31, 2020, the variable interest rate was 2.13% and 2.20%, respectively. The 2018 revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions, including providing notice of the election and paying an extension fee of 0.15% of each lender’s commitment being extended on the effective date of such extension. As of November 4, 2021, September 30, 2021, and December 31, 2020, $75.0 million, $75.0 million and $166.5 million, respectively, was outstanding under the 2018 revolving credit facility and approximately $91.0 million, $91.0 million, and $28.0 million, respectively, was available for future borrowings.
In May 2020, to further enhance our liquidity position and maintain financial flexibility, we entered into the 2020 unsecured revolving credit facility pursuant to which we can borrow up to a maximum of $10.0 million. Outstanding advances under the 2020 unsecured revolving credit facility bear interest at the rate of 1.00%. The 2020 unsecured revolving credit facility matures in May 2022. As of both November 4, 2021 and September 30, 2021, no amounts were outstanding under the 2020 unsecured revolving credit facility and $10.0 million was available for future borrowings.
In June 2020, we commenced borrowing funds from the Federal Reserve through the PPPLF. Advances under the PPPLF carry an interest rate of 0.35%, are made on a dollar-for-dollar basis based on the amount of loans originated under the PPP and are secured by loans made by us under the PPP. The PPPLF contains customary covenants but is not subject to any financial covenants. The maturity date of PPPLF borrowings is the same as the maturity date of the loans pledged to secure the extension of credit, generally two years. At maturity, both principal and accrued interest are due. The maturity date of a PPPLF borrowing will be accelerated if, among other things, we have been reimbursed by the SBA for a loan forgiveness (to the extent of the forgiveness), we have received payment from the SBA representing exercise of the loan guarantee or we have received payment from the underlying borrower (to the extent of the payment received). We borrowed money under the PPPLF to finance all the loans we originated under the PPP. As of November 4, 2021 and September 30, 2021, $6.8 million and $7.6 million, respectively, was outstanding under the PPPLF. As the PPP has ended, no new extensions of credit may be made under the PPPLF.
Other Financing Activity
On May 30, 2018, we completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $38.2 million of unguaranteed SBA 7(a) loan-backed notes. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of our collateralized SBA 7(a) loans, at issuance, we estimated the weighted average life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%. The outstanding balance of SBA 7(a) loan-backed notes on November 4, 2021, September 30, 2021, and December 31, 2020, was $9.2 million, $10.2 million and $14.2 million, respectively.
We have junior subordinated notes with a variable interest rate that resets quarterly based on the three-month LIBOR plus 3.25%, with quarterly interest‑only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at our option. The aggregate principal balance of the junior subordinated notes was $27.1 million as of September 30, 2021.
As a SBA 7(a) licensee, we were an authorized lender under the PPP and originated $26.4 million loans under the program. As of November 4, 2021 and September 30, 2021, we had $6.8 million and $7.6 million, respectively, outstanding in

PPP loans. We expect a significant portion of these loans will be forgiven and repaid, either in part or in full, by the SBA, including both principal and accrued interest.
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
The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. At the time of issuance, the exercise price of each Series A Preferred Warrant was equal to a 15.0% premium to the per share estimated NAV of our Common Stock most recently published and designated as the Applicable NAV by us at the time of issuance. However, in accordance with the terms of the Series A Preferred Warrants, the exercise price of each Series A Preferred Warrant issued prior to the Reverse Stock Split was automatically adjusted to reflect the effect of the Reverse Stock Split and, in the discretion of our Board of Directors, the exercise price and the number of shares issuable upon exercise of each Series A Preferred Warrant issued prior to the Special Dividend was adjusted to reflect the effect of the Special Dividend. As of September 30, 2021, there were 4,603,287 Series A Preferred Warrants to purchase 1,194,159 shares of Common Stock outstanding.
Since February 2020, we have conducted a continuous public offering of up to approximately $785.0 million of our Series A Preferred Stock and Series D Preferred Stock. We intend to use the net proceeds from the offering for general corporate purposes, acquisitions of shares of our Common Stock and Preferred Stock, whether through one or more tender offers, share repurchases or otherwise, and acquisitions consistent with our acquisition and asset management strategies. As of September 30, 2021, we had issued 7,166,128 shares of Series A Preferred Stock and 56,857 shares of Series D Preferred Stock and received aggregate net proceeds of $163.3 million after commissions, fees and allocated costs.
On March 16, 2020, we established an “at the market” (“ATM”) program through which we may, from time to time in our discretion, offer and sell shares of Common Stock having an aggregate offering price of up to $25.0 million through an investment banking firm acting as the sales agent. Sales of Common Stock under the ATM program may be made directly on or through Nasdaq, among other methods. We intend to use the net proceeds from shares sold under the ATM program, if any, for general corporate purposes, acquisitions of shares of our Preferred Stock, whether through one or more tender offers, share repurchases or otherwise, and acquisitions consistent with our acquisition and asset management strategies. As of November 4, 2021, no sales of Common Stock have been made under the ATM program.
During the nine months ended September 30, 2021, we conducted the Rights Offering pursuant to which we issued an aggregate of 8,521,589 shares of Common Stock at a subscription price of $9.25 per share for aggregate gross proceeds of $78.8 million before issuance costs of $2.0 million.
Dividends and Redemptions
Holders of Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share at an annual rate of 5.50% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter), 5.65% of the Series D Preferred Stock Stated Value (i.e., the equivalent of $0.35313 per share per quarter), and 5.50% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year), respectively. However, if we fail to timely declare distributions or fail to timely pay any distribution on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.00% per year, up to a maximum annual rate of 8.50% of the Series L Preferred Stock Stated Value. Dividends on each share of Preferred Stock begin accruing on, and are cumulative from, the date of issuance. Prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, we must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by our Board of Directors at the end of the prior fiscal year. On December 22, 2020, we announced an Initial Dividend on shares of our Common Stock for fiscal year 2021 in the aggregate amount of $4,448,223, of which $3,979,000 had been paid as of September 30, 2021.
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
From the date of issuance until the fifth anniversary of the date of issuance, holders of Series A Preferred Stock and Series D Preferred Stock may require us to redeem such shares at a discount to the Series A Preferred Stated Value and Series D Preferred Stated Value, respectively. From and after the fifth anniversary of the date of original issuance of any share of our Preferred Stock, we generally (subject to certain conditions) have the right (but not the obligation) to redeem, and the holder of such share may require us to redeem, such share at a redemption price equal to 100% of the stated value of such share, plus any accrued but unpaid dividends in respect of such share as of the effective date of the redemption. The redemption price in respect of any share of Preferred Stock, whether redeemed at our option or at the option of a holder, may be paid in cash or in shares of Common Stock in our sole discretion. During the three months ended September 30, 2021, we redeemed 27,564 shares of Series A Preferred Stock and no shares of Series D Preferred Stock or Series L Preferred Stock.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements.
Recently Issued Accounting Pronouncements
Our recently issued accounting pronouncements are described in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
The fair value of our mortgage payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgage payable, using a rate of 3.22% and 3.38% as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, our mortgage payable had a book value of $97.1 million, and a fair value of $101.1 million and $100.8 million, respectively.
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. As of September 30, 2021 and December 31, 2020 (excluding premiums, discounts, and deferred loan costs), $104.7 million (or 46.6%) and $111.6 million (or 34.0%) of our debt, respectively, was fixed rate borrowings, and $120.1 million (or 53.4%) and $216.3 million (or 66.0%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding as of September 30, 2021 and December 31, 2020, a 50 basis point change in LIBOR would result in an annual impact to our earnings of approximately $601,000 and $1.1 million, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt.
Item 4.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of September 30, 2021, our Principal Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by us in such reports is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
3.1	Bylaws of CIM Commercial Trust Corporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on 10-Q filed with the SEC on August 9, 2021).
10.1
Amendment No. 2, dated as of September 22, 2021, to Second Amended and Restated Dealer Manager Agreement, dated as of January 28, 2020, by and among CIM Commercial Trust Corporation, CIM Service Provider, LLC and CCO Capital, LLC (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on 8-K filed with the SEC on September 24, 2021)

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

CIM COMMERCIAL TRUST CORPORATION
Dated: November 9, 2021	By:	/s/ DAVID THOMPSON David Thompson Chief Executive Officer

Dated: November 9, 2021	By:	/s/ NATHAN D. DEBACKER Nathan D. DeBacker Chief Financial Officer