Form 10-K
period 2021-12-31
Creative Media & Community Trust Corp
filed 2022-03-16
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-13610
CREATIVE MEDIA & COMMUNITY TRUST CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Maryland				75-6446078
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)
17950 Preston Road,	Suite 600,	Dallas,	Texas	75252
(Address of Principal Executive Offices)				(Zip Code)
(972)				349-3200
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, $0.001 Par Value	CMCT	Nasdaq Global Market
Common Stock, $0.001 Par Value	CMCT-L	Tel Aviv Stock Exchange
Series L Preferred Stock, $0.001 Par Value	CMCTP	Nasdaq Global Market
Series L Preferred Stock, $0.001 Par Value	CMCTP	Tel Aviv Stock Exchange
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐   No ☒
As of June 30, 2021, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on the Nasdaq Global Market as of the close of business on June 30, 2021, was approximately $126.1 million. The registrant does not have any nonvoting common equities.
As of March 10, 2022, the registrant had outstanding 23,369,331 shares of common stock, par value $0.001 per share.
Documents Incorporated by Reference
    Part III of this Annual Report on Form 10-K incorporates by reference specified portions of Creative Media & Community Trust Corporation’s Proxy Statement for its 2022 Annual Meeting of Stockholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than April 30, 2022.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION
2021 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements
This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our business and availability of funds. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “project,” “target,” “expect,” “intend,” “might,” “believe,” “anticipate,” “estimate,” “could,” “would” “continue,” “pursue,” “potential,” “forecast,” “seek,” “plan,” “should” or “goal” or the negative thereof or other variations or similar words or phrases. Such forward-looking statements include, among others, statements about Creative Media & Community Trust Corporation’s plans and objectives relating to future growth and strategy. The forward-looking statements expressed or implied herein are based on current expectations that involve numerous risks and uncertainties identified in this Annual Report on Form 10-K, including, without limitation, the risks identified under the caption “Item 1A—Risk Factors.” Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements expressed or implied in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements expressed or implied herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made, except to the extent required by applicable securities laws.
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

PART I

Item 1. Business
Business Overview
Creative Media & Community Trust Corporation (formerly known as CIM Commercial Trust Corporation) and its subsidiaries (which may be referred to in this Annual Report on Form 10-K as “we,” “us,” “our,” “our company” or the “Company”) are operated by affiliates of CIM Group, L.P. (“CIM Group” or “CIM”). CIM is a community-focused real estate and infrastructure owner, operator, lender and developer. CIM is headquartered in Los Angeles, CA, with offices in Atlanta, GA, Bethesda, MD, Chicago, IL, Dallas, TX, New York, NY, Orlando, FL, Phoenix, AZ, and Tokyo, Japan. CIM also maintains additional offices across the United States, as well as in Korea, Hong Kong and the United Kingdom to support its platform. See the sections “Overview and History of CIM Group”, “CIM Urban Partnership Agreement” and “Investment Management Agreement” in “Item 1—Business” of this Annual Report on Form 10-K.
Creative Media & Community Trust Corporation is a Maryland corporation and REIT. We primarily own and operate Class A and creative office real assets in vibrant and improving metropolitan communities throughout the United States. We seek to acquire, operate and develop premier multifamily and creative office assets that cater to rapidly growing industries such as technology, media and entertainment in vibrant and emerging communities throughout the United States. We seek to apply the expertise of CIM Group to the acquisition, development and operation of top-tier multifamily properties situated in dynamic markets with similar business and employment characteristics to its creative office investments. All of our multifamily and creative office assets are and will generally be located in communities qualified by CIM Group as described further below.
Our current reportable segments consist of two types of commercial real estate properties, namely office and hotel, as well as a segment for our lending business, which primarily originates loans to small businesses. As of December 31, 2021, our real estate portfolio consisted of 14 assets, all of which were fee-simple properties. As of December 31, 2021, our 11 office properties, totaling approximately 1.3 million rentable square feet, were 77.7% occupied, our development site was being used as a parking lot, our hotel and an ancillary parking garage. The hotel has a total of 503 rooms and had RevPAR of $73.23 for the year ended December 31, 2021. For the year ended December 31, 2021, our office portfolio contributed approximately 58.6% of revenue from our segments, while our hotel segment contributed approximately 19.6%, and our lending segment contributed approximately 21.8%.
Business Objectives and Growth Strategies
We are a Maryland corporation and REIT. Our portfolio of investments currently consists of Class A and creative office real assets in vibrant and improving metropolitan communities throughout the United States. We seek to acquire, operate and develop premier multifamily and creative office assets that cater to rapidly growing industries such as technology, media and entertainment in vibrant and emerging communities throughout the United States. We seek to apply the expertise of CIM Group to the acquisition, development and operation of top-tier multifamily properties situated in dynamic markets with similar business and employment characteristics to its creative office investments. All of our multifamily and creative office assets are and will generally be located in communities qualified by CIM Group as described further below. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, positive population trends and a propensity for growth. We believe that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of real estate assets in the area. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the population growth, public commitment and significant private investment that characterize these areas.
Our investments in multifamily and creative office assets may take different forms, including direct equity or preferred investments, real estate development activities, side-by-side investments or co-investments with vehicles managed or owned by CIM Group and/or originating loans that are secured directly or indirectly by properties primarily located in qualified communities (“Qualified Communities”) that meet our strategy. We intend that no investment will exceed 10% of our gross asset value at the time of investment but management may ultimately determine to execute on more significant acquisitions.

We intend to dispose of assets that do not fit into our strategy over time and opportunistically (i.e., we do not have any specific time frame with respect to such dispositions). Further, as a matter of prudent management, we regularly evaluate each asset within our portfolio as well as our strategy. Such review may result in dispositions when, among other things, we believe the proceeds generated from the sale of an asset can be redeployed in one or more assets that will generate better returns, or the market value of such asset is equal to or exceeds our view of its intrinsic value. If we dispose of any of these assets, we intend to reinvest the proceeds in assets that fit our strategy.

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
CIM Group seeks to maximize the value of its holdings through active onsite property management and leasing. CIM Group has extensive in-house research, acquisition, credit analysis, development, finance, leasing and onsite property management capabilities, which leverage its deep understanding of metropolitan communities to position properties for multiple uses and to maximize operating income. As a vertically-integrated owner and operator, CIM Group has in-house onsite property management and leasing capabilities. Property managers prepare annual capital and operating budgets and monthly operating reports, monitor results and oversee vendor services, maintenance and capital improvement schedules. In addition, they ensure that revenue objectives are met, lease terms are followed, receivables are collected, preventative maintenance programs are implemented, vendors are evaluated and expenses are controlled. In addition, CIM Group’s real assets management committee (the “Real Assets Management Committee”) reviews and approves strategic plans for each asset, including financing, leasing, marketing and property positioning, as well as hold/sell analyses and performance tracking relative to the overall business plan. CIM Group’s organizational structure provides for continuity through multi-disciplinary teams responsible for an asset from the time of the original investment recommendation, through the implementation of the asset’s business plan, and any repositions or ultimate disposition activities.
CIM Group’s Investments and Development teams are separate groups that work very closely together on transactions requiring development or redevelopment. While the Investments team is ultimately responsible for acquisition analysis, both the Investments and Development teams perform due diligence, evaluate and determine underwriting assumptions and participate in the development management and ongoing asset management of CIM Group’s assets under development. The Development team is also responsible for the oversight and or execution of securing entitlements and the development/repositioning process. In instances where CIM Group is not the lead developer, CIM Group’s in-house Development team continues to provide development and construction oversight to co-sponsors through a shadow team that oversees the progress of the development from beginning to end to ensure adherence to the budgets, schedules, quality and scope of the project in order to maintain CIM Group’s vision for the final product. Both the Investments and Development teams interact as a cohesive team when sourcing, underwriting, acquiring, executing and managing the business plan of an opportunistic acquisition.
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
Vertically-Integrated Organization and Team
CIM Group is managed by its senior management team, which includes all of its Principals and its three founders, Shaul Kuba, Richard Ressler and Avraham Shemesh. CIM Group is vertically-integrated and offers Real Asset Services, including Development, Onsite Property Management and Leasing, and Real Asset Management, including Investments, Portfolio Oversight, Partner & Co-Investor Relations and Capital Markets. These groups are supported by Compliance, Operations, Finance, Human Resources and Legal. CIM also has an internal audit team that sits within the Operations department.
To support CIM Group’s organic growth and related platforms, CIM Group has invested substantial time and resources in building a strong and integrated team of over 1,000 employees and more than 570 professionals as of December 31, 2021. Each of the CIM Group’s vertically-integrated departments is managed by a senior level executive. Department heads have been with CIM Group on average 10 or more years.. In addition to developing a core team of principals and other senior level executives, CIM Group has proactively managed its growth through career development and mentoring at both the mid and junior staffing levels, and has hired ahead of its needs, thus ensuring appropriate management and staffing. As part of this initiative, CIM Group has developed a recruiting program that hires from business schools for its associate vice president positions in the Investments team annually. As a result, CIM Group seeks to grow organically and develop and train its investment professionals to progress into senior management roles. It has been CIM Group’s practice to grow talent within the company to promotion to principal, rather than to hire from the outside.
CIM Group leverages the deep operating and industry experience of its principals and professionals, as well as their extensive relationships, to source and execute opportunistic, value add, core, debt, ground-up development and infrastructure acquisitions. Each opportunity is typically overseen by a dedicated Investment team, including an oversight Principal, one Investment lead (vice president level and above), one associate vice president and one associate from the Investments team. The team is assembled based on the expertise needed for the particular transaction. Additionally, the team works closely with staff from other departments, such as Development, Onsite Property Management, Capital Markets, Real Estate Services, Legal and Finance. The team oversees all aspects of the project from acquisition through disposition of the asset. The team conducts the underwriting and due diligence for the transaction, presents its findings to the Investment Committee for preliminary and final approvals. As a result, all investment professionals work across a variety of Qualified Communities and CIM Group’s knowledge base is shared across its offices.
Community Qualification
Since inception, CIM Group’s unique community qualification process has served as the foundation for all of its strategies. CIM Group targets high barrier-to-entry markets and submarkets with high population density and applies rigorous research to qualify each submarket for potential acquisitions. Since 1994, CIM Group has qualified 135 communities in high barrier-to-entry markets and has deployed capital in 75 of the communities. The qualification process generally takes between six months and five years and is a critical component of our evaluation of potential acquisitions.
CIM Group examines the characteristics of a market to determine whether the district justifies the extensive efforts undertaken in reviewing and making potential acquisitions in its Qualified Communities. Qualified Communities generally fall into one of two categories: (i) transitional metropolitan districts and (ii) well-established, thriving metropolitan areas (typically major central business districts(“CBDs”)).
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
•Community-Based Tenanting—CIM Group’s strategy focuses on the entire community and the best use of assets in that community. Owning a critical mass of key properties in an area better enables CIM Group to meet the co-tenancy needs of national retailers and office tenants and thus optimize the value of these real estate properties. CIM Group believes that its community perspective gives it a significant competitive advantage in attracting tenants to its retail, office and mixed-use properties and creating synergies between the different tenant types.
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
•Deploying Capital Across the Capital Stack—CIM Group has extensive experience structuring transactions across the capital stack including equity, preferred equity, senior debt and mezzanine positions, giving it the flexibility to structure transactions in efficient and creative ways.

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
Financing Strategy
We may finance our future activities through one or more of the following methods: (i) offerings of shares of our common stock, par value $0.001 per share (“Common Stock”), preferred stock or other equity and or debt securities of the Company; (ii) credit facilities and term loans; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (iv) the sale of existing assets; and or (v) cash flows from operations.
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
Overview and History of CIM Group
CIM Group was founded in 1994 by Shaul Kuba, Richard Ressler and Avraham Shemesh and has approximately $29.7 billion of assets owned and operated across its vehicles as of September 30, 2021. “Assets owned and operated” represents the aggregate assets owned and operated by CIM on behalf of partners (including where CIM contributes capital alongside for its own account) and co-investors, whether or not CIM has discretion, in each case without duplication. CIM Group’s successful track record is anchored by CIM Group’s community-oriented approach to acquisitions as well as a number of other competitive advantages including its prudent use of leverage, underwriting approach, disciplined capital deployment, vertically-integrated capabilities and strong network of relationships. CIM Group has generated strong risk-adjusted returns across multiple market cycles by focusing on improved asset and community performance, and capitalizing on market inefficiencies and distressed situations.
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
Investment Management Agreement
CIM Urban and CIM Capital, LLC, an affiliate of CIM Group (“the Operator”), are parties to an investment management agreement pursuant to which CIM Urban engaged the Operator to provide certain services to CIM Urban (the “Investment Management Agreement”). The Operator has assigned its duties under the Investment Management Agreement to its four wholly-owned subsidiaries: CIM Capital Securities Management, LLC, a securities manager, CIM Capital RE Debt Management, LLC, a debt manager, CIM Capital Controlled Company Management, LLC, a controlled company manager, and CIM Capital Real Property Management, LLC, a real property manager. The “Operator” refers to CIM Capital, LLC and its four wholly-owned subsidiaries.
CIM Urban pays asset management fees to the Operator on a quarterly basis in arrears. Prior to 2022, the fee was calculated as a percentage of the daily average adjusted fair value of CIM Urban’s assets as described in Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K. Please see “—Fee Waiver” below for a description of the calculation of the asset management fees to the Operator since the beginning of 2022. The Operator is responsible for the payment of all costs and expenses relating to the general operation of its management business, including administrative expenses, employment expenses and office expenses. All costs and expenses incurred by the Operator on behalf of CIM Urban are borne by CIM Urban. In addition, CIM Urban agreed to indemnify the Operator against losses, claims, damages or liabilities, and reimburse the Operator for its legal and other expenses, in each case incurred in connection with any action, proceeding or investigation arising out of or in connection with CIM Urban’s business or affairs, except to the extent such losses or expenses result from fraud, gross negligence or willful misconduct of, or a breach of the terms of the Investment Management Agreement by the Operator.
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
Master Services Agreement
CIM Service Provider, LLC, an affiliate of CIM Group (the “Administrator”) provides, or arranges for other service providers to provide, management and administration services (the “Base Services”) to us and our subsidiaries under the terms of a master services agreement, dated as of March 11, 2014, as amended on May 11, 2020 (the “Master Services Agreement”). Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the Administrator of CIM Urban GP (“Urban GP Administrator”). For fiscal quarters prior to April 1, 2020, we paid to the Administrator, on a quarterly basis, a base service fee (the “Base Service Fee”) of approximately$1.0 million per year (which, for each year after 2014, was subject to an annual escalation by a specified inflation factor beginning on January 1 of each year). On May 11, 2020, the Master Services Agreement was amended to replace the Base Service Fee with an incentive fee (the “Prior Incentive Fee”) pursuant to which the Administrator was entitled to receive, on a quarterly basis, 15.00% of our quarterly core funds from operations in excess of a quarterly threshold equal to 1.75% (i.e., 7.00% on an annualized basis) of our average adjusted common stockholders’ equity (i.e., common stockholders’ equity plus accumulated depreciation and amortization) for such quarter. The amendment was effective as of April 1, 2020. No Prior Incentive fee was paid in 2020 or 2021. Please see “—Fee Waiver” below for a description of the calculation of the fees to the Administrator since the beginning of 2022.
In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and or reimbursement for performing certain services (other than the Base Services) for us and our subsidiaries. Such services performed by the Administrator and its affiliates may include accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, operational and on-going support in connection with our registered public offering of our Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) and Series D Preferred Stock, par value $0.001 per share (“Series D Preferred Stock” and, together with the Series A Preferred Stock and

Series L Preferred Stock, “Preferred Stock”). The Administrator’s compensation for such services is based on the salaries and benefits of the employees of the Administrator and or its affiliates who performed such services (allocated based on the percentage of time spent on the affairs us and our subsidiaries).
Fee Waiver
On January 5, 2022, we and certain of our subsidiaries entered into a Fee Waiver (the “Fee Waiver”) with the Operator and the Administrator with respect to fees that are payable to them. The Fee Waiver is effective retroactively to January 1, 2022 (the “Effective Date”). Pursuant to the Fee Waiver, the Administrator agrees to voluntarily waive any fees in excess of those set forth in the Fee Waiver, to the extent it would otherwise have been entitled to such additional compensation under the Master Service Agreement, and the Operator agrees to voluntarily waive any fees in excess of those set forth in the Fee Waiver, to the extent it would otherwise have been entitled to such additional compensation under the Investment Management Agreement.
1.Base Fee: A base asset management fee (the “Base Fee”) is payable quarterly in arrears to the Operator in an amount equal to an annual rate of 1% (or 0.25% per quarter) of the average of the “Net Asset Value Attributable to Common Stockholders” as of the first and last day of the applicable quarter. Net Asset Value Attributable to Common stockholders is defined as (a) the sum of the Company’s (1) investments in real estate at fair value, (2) cash, (3) loans receivable at fair value and (4) the book value of the other assets of the Company, excluding deferred costs and net of other liabilities at book value, less (b) the Company’s (i) debt at face value, (ii) outstanding preferred stock at stated value, and (iii) non-controlling interests at book value; provided, that, non-controlling interests in any UPREIT operating partnership relating to the Company shall not be excluded.
2.Incentive Fee: A revised incentive fee (the “Revised Incentive Fee”) is payable quarterly in arrears to the Administrator with respect to the quarterly core funds from operations in excess of a quarterly threshold equal to 1.75% (i.e., 7.00% on an annualized basis) of the Company’s “Adjusted Common Equity” (as defined below) for such quarter (“Excess Core FFO”) as follows: (i) no Revised Incentive Fee in any quarter in which the Excess Core FFO is $0; (ii) 100% of any Excess Core FFO up to an amount equal to the product of (x) the average of the Adjusted Common Equity as of the first and last day of the applicable quarter and (y) 0.4375%; and (iii) 20% of any Excess Core FFO thereafter. Revised Incentive Fees payable for any partial quarter will be appropriately prorated.
“Adjusted Common Equity” means Common Equity plus Excluded Depreciation and Amortization. “Common Equity” means Total Stockholders’ Equity minus Excluded Equity. “Total Stockholders’ Equity” means the amount reflected as total stockholders’ equity in accordance with GAAP on the consolidated balance sheet of the Company and its subsidiaries as of the last day of a given quarter. “Excluded Equity” means the sum of all preferred securities of the Company and its subsidiaries classified as permanent equity in accordance with GAAP on the consolidated balance sheet of the Company and its subsidiaries as of the last day of a given quarter. “Excluded Depreciation and Amortization” means, for a given quarter, the amount of all accumulated depreciation and amortization of (i) the Company and its subsidiaries and (ii) to the extent allocable to the Company and its subsidiaries, the unconsolidated affiliates, in each case as of the last day of such quarter that corresponds to the periodic depreciation and amortization expense calculated in each case in accordance with GAAP that is a permitted add back to net income calculated in accordance with GAAP when calculating funds from operations.
3.Capital Gains Fee: A capital gains fee (the “Capital Gains Fee”) is payable quarterly in arrears to the Administrator in an amount equal to (i) 15% of the cumulative aggregate realized capital gains minus the cumulative aggregate realized capital losses (in each case since the Effective Date), minus (ii) the aggregate capital gains fees paid since the Effective Date. Realized capital gains and realized capital losses are calculated by subtracting from the sales price of a property: (a) any costs incurred to sell such property, and (b) the current gross value of the property (meaning the property’s original acquisition price plus any subsequent, non-reimbursed capital improvements thereon paid for by the Company).
Following the end of each quarter, the Administrator will deliver to the Company (i) a calculation of the cumulative fees earned by the Operator and the Administrator under the methodology prescribed by the Fee Waiver (the “Fee Waiver Methodology”) from the Effective Date through the end of such quarter and (ii) a calculation of the cumulative fees that would have been earned, in the absence of the Fee Waiver, by the Operator and the Administrator during such period under the Master Services Agreement and the Investment Management Agreement, without giving effect to the Fee Waiver (the “Pre-Fee Waiver Methodology”). If, in respect of any quarter, the aggregate fees that are payable under the Fee Waiver Methodology exceed the aggregate fees that would have been payable under the Pre-Fee Waiver Methodology for the equivalent period, such quarter is deemed an “Excess Quarter”. For any quarter following an Excess Quarter, the Company (upon the direction of the independent members of the Board) may, at its option and upon written notice to Administrator, elect to calculate all fees due to the Administrator and the Operator in accordance with the Pre-Fee Waiver Methodology from and after such Excess Quarter. Any election by the Company to adopt the Pre-Fee Waiver Methodology is irrevocable, and all fees due to the Administrator and the Operator from and after such election will be calculated in accordance with the Pre-Fee Waiver Methodology.
Other Services
CIM Management, Inc. and certain of its affiliates (collectively, the “CIM Management Entities”), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and development services to CIM Urban pursuant to various agreements.
CIM SBA Staffing, LLC, an affiliate of CIM Group (“CIM SBA”), provides personnel and resources to us pursuant to the terms of a Staffing and Reimbursement Agreement, dated as of January 1, 2015, between CIM SBA and PMC Commercial Lending, LLC, our subsidiary. We reimburse CIM SBA for the costs and expenses of providing such personnel and resources as expenses incurred for the lending division.
CCO Capital, LLC, a registered broker dealer and under common control with the Operator and the Administrator (“CCO Capital”), serves as our exclusive dealer manager for our continuous public offering of Series A Preferred Stock and Series D Preferred Stock under the terms of a Second Amended and Restated Dealer Manager Agreement, dated as of January 28, 2020, as amended by Amendment No. 1 thereto, dated as of April 9, 2020 (the “Second A&R DMA”). Under the terms of the Second A&R DMA, we compensate CCO Capital for such services as follows: (1) an upfront dealer manager fee of up to 1.25% of the selling price of each such share of Preferred Stock sold, (2) selling commissions of up to 7.00% of the selling price of each such share of Series A Preferred Stock sold (with no selling commissions payable in respect of shares of Series D Preferred Stock sold) and (3) a trailing dealer manager fee that accrues daily in an amount equal to 1/365th of 0.25% per annum of the selling price of each share of Preferred Stock sold. Prior to the amendment of the Second A&R DMA in April 2020, the selling commissions payable to CCO Capital were up to 5.50% of the selling price of each share of Series A Preferred Stock sold, rather than up to 7.00%. The Second A&R DMA permits CCO Capital to, in its sole discretion, reallow to another broker-dealer authorized by it to sell shares in the offering a portion of the upfront dealer manager fee earned by it in respect of shares sold by such broker-dealer. We have been informed that CCO Capital generally reallows 100% of the selling commissions on sales of Series A Preferred Stock and generally reallows substantially all of the upfront dealer manager fee on sales of Series A Preferred Stock and Series D Preferred Stock, to participating broker-dealers. On September 22, 2021, the Company entered into Amendment No. 2 to the Second A&R DMA, pursuant to which the upfront dealer manager fee payable to the Dealer Manager was changed to up to 3.00% and the trailing dealer manager fee with respect to the sale of shares of Series A Preferred Stock sold in the Offering on or after September 9, 2021 was eliminated.
From May 31, 2019 through January 27, 2020, CCO Capital served as the exclusive dealer manager for our public offering of units, each of which consisted of one share of Series A Preferred Stock and one warrant to purchase 0.25 shares of Common Stock (“Series A Preferred Units”). Our offering of Series A Preferred Units was terminated at the end of January 2020.
Lending Segment
Through our loans originated under the Small Business Administration (“SBA”)’s 7(a) Small Business Loan Program (“SBA 7(a) Program”), we are a national lender that primarily originates loans to small businesses. We identify loan origination opportunities through personal contacts, internet referrals, attendance at trade shows and meetings, direct mailings, advertisements in trade publications and other marketing methods. We also generate loans through referrals from real estate and loan brokers, franchise representatives, existing borrowers, lawyers and accountants. In addition, as an SBA 7(a) licensee, we originated loans as an authorized lender under the Paycheck Protection Program (“PPP”), which was enacted during the year ended December 31, 2020 and completed during 2021. While originations under the PPP have ended we still had PPP loans outstanding as of December 31, 2021.
The PPP provides lenders who originated loans under the program with a 100% guaranty of repayment (provided certain conditions are met) and provides small businesses with uncollateralized and unguaranteed loans at an interest rate of 1.00%. Loans originated under the PPP will be fully forgiven, subject to certain limitations, when used by the borrower for payroll costs, interest on mortgages, rent, and utilities. For those loans that are forgiven, the SBA will remit 100% of the remaining outstanding principal plus accrued interest to us. For those loans whose borrowers do not meet the criteria required for forgiveness, the borrower is required to repay the remaining obligation. Upon a borrower default of any remaining balance due, if any, the SBA will remit the remaining balance due to us. The loans that we originated under the PPP have a two-year term if originated prior to June 5, 2020 and have a five-year term if originated after June 5, 2020. We obtained all funds to originate loans under the PPP from the Federal Reserve on a basis that correlated to the outstanding principal balance due from our borrowers pursuant to the PPP on a dollar-for-dollar basis with a cost of funds of 0.35%.

Seasonality
Our revenues and expenses for our hotel property are subject to seasonality during the year. Generally, our hotel revenues are greater in the first and second quarters than the third and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenues, segment net operating income, net income and cash provided by operating activities. Additionally, our operating results have been and are expected to continue to be adversely affected by the effects of the novel coronavirus (“COVID-19”). In addition, the hotel industry is cyclical and demand generally follows, on a lagged basis, key macroeconomic factors.
Tenant Concentration
Kaiser Foundation Health Plan, Incorporated (“Kaiser”), which occupied office space in one of our Oakland, California properties accounted for 30.9% of our annualized rental income for the year ended December 31, 2021. No other tenant accounted for greater than 10.0% of our annualized rental income for the year ended December 31, 2021.
Human Capital
We are operated by affiliates of CIM Group and, as of December 31, 2021, only have five employees. Four of such employees are in our lending segment while one employee spends a substantial portion of the time that he devotes to us on matters relating to the lending segment. We have entered into the Master Services Agreement with the Administrator, an affiliate of CIM Group, pursuant to which the Administrator has agreed to provide, or arrange for other service providers to provide, management and administration services to us and our subsidiaries.
Offices
We are headquartered in Dallas, Texas.
Available Information
The public can access free of charge through the “Shareholders” section of our corporate website, www.creativemediacommunity.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8‑K, and amendments to those reports filed with or furnished to the Securities and Exchange Commission (the “SEC”) as soon as reasonably practicable after such material is filed with or furnished to the SEC. The information on our corporate website is not part of this Annual Report on Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding our filings.
We have adopted a written code of ethics that applies to all of our directors, officers and employees, the Operator and the Administrator, including our principal executive officer and senior financial officer, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. The code of ethics, which we call our Code of Business Conduct and Ethics, is available on our corporate website, www.creativemediacommunity.com, in the section entitled “Shareholders—Corporate Overview—Corporate Governance.” In the event that we make changes in, or provide waivers from, the provisions of such code of ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate website in such section. In the Corporate Governance section of our corporate website, we have also posted our Audit Committee Charter, as well as our Governance Principles.
Item 1A. Risk Factors
This section sets forth certain factors that make an investment in our Company speculative or risky, including the following:
Risks Related to Our Business
•The novel coronavirus (COVID-19) has negatively affected and will likely continue to negatively affect our business, financial condition, results of operations and cash flows.
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

•Cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and or damage to our business relationships, all of which could negatively impact our financial results
Risks Related to Conflicts of Interest
•Neither the Master Services Agreement nor the Investment Management Agreement may be terminated by us (except in limited circumstances for cause in the case of the Master Services Agreement) and the Master Services Agreement may be assigned by the Administrator in certain circumstances without our consent, either or both of which may have a material adverse effect on us.
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
•A significant portion of our net operating income is expected to come from our hotel. The outbreak of a highly infectious, contagious or widespread disease, such as COVID-19, can (and has) result in reductions in travel and adversely affect demand for hotels.

•Income from our long-term leases is an important source of our cash flow from operations and is subject to risks related to increases in expenses and inflation.
•Real estate-related taxes may increase, and if these increases are not passed on to tenants, our income will be reduced.
•We face risks associated with development, redevelopment, repositioning or construction of real estate projects.
•Inflation may adversely affect our real estate operations.
•Supply chain disruption and increase costs in labor and materials may adversely affect our real estate operations.
•Our real estate business is subject to risks from climate change.
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
•Our loans secured by real estate and our real estate owned (“REO”) properties, if any, are typically illiquid and their values may decrease.
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
•Our NAV is an estimate of the fair value of our assets and may not necessarily reflect realizable value.
Stockholders should carefully consider the risks described in this section and the other information included in this Annual Report on Form 10-K in evaluating the Company and our business. The information in this section should be read in conjunction with Part II, “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. If any of the risks described in this section actually occur, our business, financial condition and results of operations could be materially and adversely affected, actual results could differ materially from those reflected in forward-looking statements or from our historical results and stockholders may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. This discussion of risk factors includes many forward-looking statements. For cautions about relying on forward-looking statements, please refer to the section entitled “Forward-Looking Statements” immediately prior to “Item 1—Business” of this Annual Report on Form 10-K.

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
The outbreak of COVID-19 negatively affected and will likely continue to negatively affect our business, financial condition, results of operations and cash flows.
The spread of COVID-19 in the United States and the resulting restrictions on and cancellations of travel, meetings and social gatherings has impacted, and is expected to continue to impact, the operations of our hotel in Sacramento, California. The pandemic and related restrictions depressed the net operating income of our hotel through 2021 and, based on current expectations, it is highly likely that the net operating income of our hotel will continue to be depressed for the first half of 2022. As a result, contributions by the hotel to our funds from operations are expected to be diminished when compared to comparable periods prior to COVID-19.
Loans originated by us under the SBA 7(a) Program consist primarily of loans to borrowers in the limited service hospitality sector. In 2020 and 2021, our borrowers experienced significant reductions in cash flow as the travel and leisure industry decline caused by COVID-19 has severely impacted limited service hospitality properties. The overwhelming majority of our borrowers received relief under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), but the governmental fiscal and monetary policies implemented in the face of the pandemic have begun to wind-down or in some cases have ceased. The travel and leisure industry has started to recover from the effects of COVID-19 in 2022. However, depending on the pace of recovery, we may continue to have additional increases in our loan loss reserves and ultimately an increase in loan losses, and such losses may be material.
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
•a general decline in business activity and demand for real estate transactions, which could adversely affect our ability or desire to grow our portfolio of properties; and
•negative impacts to the credit quality of our tenants and any related impact to tenant rent collections.
The extent to which the lingering effects of COVID-19 will continue to impact the Company’s operations and those of its tenants and business partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including whether there are any new outbreaks of the virus or new variants. Nevertheless, COVID-19 presents uncertainty and risk with respect to the Company's business, financial condition, results of operations and cash flows. Management will continue to monitor the impact of COVID-19 to the Company’s business, financial condition, results of operations, cash flow, and occupancy.
The COVID-19 pandemic has had, and may continue to have, significant impacts on workplace practices and those changes, or other office space utilization trends, could impact our business.
We believe closures of businesses and stay in place orders and the resulting remote working arrangements for non-essential personnel in response to the COVID-19 pandemic has resulted in long-term changed work practices that could negatively impact us and our business. For example, the increased adoption of and familiarity with remote work practices, and the recent increase in tenants seeking to sublease their leased space, has resulted in decreased demand for office space. Further, prior to the onset of the COVID-19 pandemic, telecommuting, flexible work schedules, open workspaces and teleconferencing had become increasingly common and there was an increasing trend among some businesses to utilize shared office space and co-working spaces. As a result, there has been a general trend in office real estate for tenants to decrease the space they occupy per employee. Our tenants may elect to not renew their leases, or to renew them for less space than they currently occupy, which could increase vacancy, place downward pressure on occupancy, rental rates and income and property valuation. The need to reconfigure leased office space, either in response to the COVID-19 pandemic, to new tenants’ needs, to modify utilization or for other reasons, may impact space requirements and also may require us to spend increased amounts for tenant improvements. If substantial reconfiguration of the tenant’s space is required, the tenant may find it more advantageous to relocate than to renew its lease and renovate the existing space. All of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flow our or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
We and our lending subsidiaries are parties to the Master Services Agreement pursuant to which the Administrator provides, or arranges for other service providers to provide, management and administrative services to us and all of our direct and indirect subsidiaries. We are obligated to pay the Administrator the Revised Incentive Fee (see “Item 1—Business—Master Services Agreement”) and market rate transaction fees for transactional and other services that the Administrator elects to provide to us. Pursuant to the terms of the Master Services Agreement, the Administrator has the right to provide any transactional services to us that we would otherwise engage a third-party to provide.
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
Moreover, any removal of Urban GP Administrator as manager of CIM Urban GP pursuant to the Master Services Agreement or the CIM Urban Partnership Agreement would not affect the rights of the Administrator under the Master Services Agreement or the Operator under the Investment Management Agreement. Accordingly, the Administrator would continue to provide the Base Services and receive any Revised Incentive Fee, and the Administrator or the applicable service provider would continue to provide the transactional services and receive related transaction fees, under the Master Services Agreement, and the Operator would continue to receive the management fee under the Investment Management Agreement.
The Administrator and Operator are entitled to receive fees for the services they provide regardless of our performance, which may reduce their incentive to devote time and resources to our portfolio.
Pursuant to the Master Services Agreement, the Administrator is entitled to receive additional fees for the provision of certain transactional and other services at fair market rates approved by our independent directors. Additionally, the Operator is entitled to receive an asset management fee based upon our net asset value attributable to common stockholders. See “Item 1—Business—Investment Management Agreement.” The Administrator’s and the Operator’s entitlement to substantial non-performance based compensation might reduce their incentive to devote time and effort to seeking profitable opportunities for our portfolio.
We may be obligated to pay the Operator quarterly incentive compensation even if we incur a net loss during a particular quarter.
The Operator is entitled to incentive compensation based on our FFO, which rewards our Operator if our quarterly pre-incentive fee FFO exceeds 1.75% (7.0% annualized) of the Adjusted Common Equity. Our pre-incentive fee FFO for a particular quarter for incentive compensation purposes excludes the effect of any unrealized gains, losses, or other items during that quarter that do not affect realized net income, even if these adjustments result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay the Operator incentive compensation for a fiscal quarter even if we incur a net loss for that quarter as determined in accordance with GAAP.
The Operator may undertake transactions that are motivated, in whole or in part, by a desire to increase its compensation.
The Operator is entitled to receive an asset management fee based upon our net asset value attributable to common stockholders, which may provide an incentive for the Operator to deploy our capital to assets that are riskier than we would otherwise acquire, regardless of the anticipated long-term performance of such assets. The Operator may also recommend the disposition of assets that are beneficial to CIM Urban’s operations in order to fund such acquisitions. For a discussion of the broad discretion that may be exercised by the Operator in our business, see “—Each of the Administrator and Operator provides services to us under broad mandates, and our Board of Directors may not necessarily be involved in each acquisition, disposition or financing decision made by the Administrator or Operator” below.
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
Risks Related to Our Organizational Structure
Provisions of our charter and bylaws and the MGCL may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.
Certain provisions of the MGCL, if applied to us, and our charter and bylaws could have the effect of inhibiting a third-party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our Common Stock.
Maryland Takeover Statutes. The Maryland Business Combination Act could restrict the power of third parties who acquire, or seek to acquire, control of us without the approval of our Board of Directors to complete mergers and other business combinations even if such transaction would be beneficial to stockholders. “Business combinations” between such a third-party acquirer or its affiliate and us are prohibited for five years after the most recent date on which the acquirer becomes an “interested stockholder.” An “interested stockholder” is defined as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock. If our Board of Directors approved in advance the transaction that would otherwise give rise to the acquirer attaining such status, the acquirer would not become an interested stockholder and, as a result, it could enter into a business combination with us. Our Board of Directors may, however, provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by it. Even after the lapse of the five-year prohibition period, any business combination with an interested stockholder must be recommended by our Board of Directors and approved by the affirmative vote of at least:
•80% of the votes entitled to be cast by stockholders; and
•two-thirds of the votes entitled to be cast by stockholders other than the interested stockholder and affiliates and associates thereof.
The super-majority vote requirements do not apply if, among other considerations, the transaction complies with a minimum price and form of consideration requirements prescribed by the statute. The statute permits various exemptions from its provisions, including business combinations that are exempted by the Board of Directors prior to the time that an interested stockholder becomes an interested stockholder. Our Board of Directors has, by resolution, elected to opt out of this provision of the MGCL. However, our Board of Directors may by resolution elect to repeal the foregoing opt out from the business combination provision of the MGCL.
The Maryland Control Share Acquisition Act provides that a holder of control shares of a Maryland corporation acquired in a control share acquisition has no voting rights with respect to the control shares except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquiror, by officers or by employees who are directors of the corporation are excluded from shares entitled to vote on the matter. Control shares are voting shares of stock that, if aggregated with all other shares of stock owned by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power:
•one-tenth or more but less than one-third;
•one-third or more but less than a majority; or
•a majority or more of all voting power.
Control shares do not include shares the acquiror is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A control share acquisition means the acquisition of issued and outstanding control shares, subject to certain exceptions.
A person who has made or proposes to make a control share acquisition may compel the Board of Directors of the corporation to call a special meeting of stockholders to be held within 50 days of demand to consider the voting rights of the shares. The right to compel the calling of a special meeting is subject to the satisfaction of certain conditions, including an undertaking to pay the expenses of the meeting. If no request for a meeting is made, the corporation may itself present the question at any stockholders meeting.
If voting rights are not approved at the meeting or if the acquiror does not deliver an acquiring person statement as required by the statute, then the corporation may, subject to certain limitations and conditions, redeem for fair value any or all of the control shares, except those for which voting rights have previously been approved. Fair value is determined, without regard to the absence of voting rights for the control shares, as of the date of any meeting of stockholders at which the voting rights of the shares are considered and not approved or, if no meeting is held, as of the date of the last control share acquisition by the acquiror. If voting rights for control shares are approved at a stockholders meeting and the acquiror becomes entitled to exercise or direct the exercise of a majority of the voting power, all other stockholders may exercise appraisal rights. The fair value of the shares as determined for purposes of appraisal rights may not be less than the highest price per share paid by the acquiror in the control share acquisition.
The control share acquisition statute does not apply to (a) shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) acquisitions approved or exempted by the charter or bylaws of the corporation. We have elected to opt out of this provision of the MGCL, pursuant to a provision in our bylaws. However, our Board of Directors may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future.
Title 3, Subtitle 8, of the MGCL permits the Board of Directors of a Maryland corporation with at least three independent directors and a class of stock registered under the Securities Exchange Act of 1934, as amended (such as the Company), without stockholder approval and notwithstanding any contrary provision in its charter or bylaws, to implement certain takeover defenses, including: (i) a classified board; (ii) a two-thirds vote requirement to remove a director; (iii) limiting the filling of any vacancy on the Board of Directors to only a majority of the remaining directors in office, even if the remaining directors do not constitute a quorum; (iv) providing the board with the sole power to fix the number of directors; and (v) requiring the holders of up to a majority of voting stock to call a special meeting of stockholders. Our charter provides that, except as may be provided by our Board of Directors in setting the terms of any class or series of stock, we elect to be subject to the provisions of Subtitle 8 relating to the filling of vacancies on our Board of Directors. Through provisions in our charter and bylaws unrelated to Subtitle 8, we already (1) require a two-thirds vote for the removal of any director from the Board of Directors, (2) vest in the Board of Directors the exclusive power to fix the number of directorships, subject to limitations set forth in our charter and bylaws, and (3) require, unless called by the chairman of our Board of Directors, our president, our chief executive officer or our Board of Directors, the request of stockholders entitled to cast not less than a majority of all votes entitled to be cast on a matter at such meeting to call a special meeting. We have not elected to classify our Board of Directors.
Advance notice bylaw. Our bylaws contain advance notice procedures for the introduction by a stockholder of new business and the nomination of directors by a stockholder. These provisions could, in certain circumstances, discourage proxy contests and make it more difficult for you and other stockholders to elect stockholder-nominated directors and to propose and, consequently, approve stockholder proposals opposed by management.
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
Real estate assets are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for distributions, as well as the value of our properties. These events include, but are not limited to:
•adverse changes in economic and socioeconomic conditions (including as a result of COVID-19 and the emergence of new variants of the virus);
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
The outbreak of COVID-19 that began in the fourth quarter of 2019 led to an economic slowdown. During periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If we cannot operate our properties so as to meet our financial expectations, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock may be negatively impacted.
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
We are, and expect that we will continue to be, subject to a degree of tenant concentration at certain of our properties and or across multiple properties. Kaiser, which occupies space in one of our Oakland, California properties, accounted for 30.9% of our annualized rental income for the year ended December 31, 2021. In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at such property or properties were to experience financial weakness or file bankruptcy, it could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
As of December 31, 2021, 20.1% of the rentable square footage of our office portfolio was available for lease, and 14.7% of the occupied square footage of such office properties was scheduled to expire in 2022. The local economic environment may make the renewal of these leases more difficult, or renewal may occur at rental rates equal to or below existing rental rates. As a result, portions of our office properties may remain vacant for extended periods of time. In addition, we may have to offer substantial rent abatements, tenant improvements, concessions, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. The factors described above could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
The spread of COVID-19 in the United States and the resulting restrictions on and cancellations of travel, meetings and social gatherings has impacted the operations of our hotel in Sacramento, California. The pandemic and related restrictions depressed the net operating income of our hotel in 2021 and, based on current expectations, it is highly likely that the net operating income of our hotel will continue to be depressed for the first half of 2022.
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
We routinely evaluate our assets for impairment indicators (we recorded no impairment of long-lived assets for the years ended December 31, 2021 and 2020). The judgment regarding the existence and magnitude of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. If we determine that an impairment has occurred, we will be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements.

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
We face risks associated with development, redevelopment, repositioning or construction of real estate projects.
We expect to engage in development, redevelopment, repositioning or construction of real estate projects, including, without limitation, deploying capital in unimproved real properties, and will therefore face significant risks relating to such activities. We must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate or we may pay too much for a property, our return on our assets could suffer. We may abandon any of these activities after we begin to explore them and as a result we may lose deposits or fail to recover expenses already incurred. We may be unable to proceed with these activities because we cannot obtain financing on favorable terms or at all. We may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon or substantially alter our plan for a project. We may incur construction costs for a development project that exceed our original estimates due to increases in interest rates, which is the economic environment that we expect to face in 2022, increased materials, labor, leasing or other costs, material shortages or supply chain delays, all of which are more likely in the current inflationary environment, or unanticipated technical difficulties, which could make completion of the project less profitable because market rents may not increase sufficiently to compensate for the increase in construction costs. We may even suspend development projects after construction has begun due to changes in economic conditions or other factors, and this may result in the write-off of costs, payment of additional costs or increases in overall costs when the development project is restarted. In addition, we will be subject to normal lease-up risks relating to newly constructed projects.
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
War and Terrorism could harm our operating results.
The strength and profitability of our business depends on demand for and the value of our properties. The war between Russia and Ukraine and the resulting economic sanctions imposed by many countries on Russia have led to disruption, instability and volatility in global markets and industries and are expected to have a negative impact on the global economy. Disruption, instability, volatility and decline in global economic activity, whether caused by acts of war, other acts of aggression or terrorism, in each case regardless where it occurs, could in turn harm the demand for and the value of our properties.
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
Our real estate business is subject to risks from climate change.
Our real estate business is subject to risks associated with climate change. Climate change could trigger extreme weather and changes in precipitation, temperature, and air quality, all of which may result in physical damage to, or a decrease in demand for, our properties located in the areas affected by these conditions. Further, the assessment of the potential impact of climate change has impacted the activities of government authorities, the pattern of consumer behavior, and other areas that impact the business environment in the United States, including, but not limited to, energy-efficiency measures, water use measures, and land-use practices. The promulgation of policies, laws or regulations relating to climate change by governmental authorities in the U.S. and the markets in which the Company owns real estate may require the Company to invest additional capital in our properties.
Most of our properties are located in California. To the extent that climate change impacts changes in weather patterns, our markets could experience increases in extreme weather. For example, many of our properties are located in areas have been impacted by drought and, as such, face the risk of increased water costs and potential fines and/or penalties for high consumption. There can be no assurances that we will successfully mitigate the risk of increased water costs and potential fines and/or penalties for high consumption.
Climate change may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable or at all, or by increasing the cost of energy (or water, as described above). There can be no assurance that climate change will not have a material adverse effect on our financial condition or results of operations.

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
Inflation may adversely affect our real estate operations
Inflation increased substantially in 2021. The consumer price index for February 2022 rose 7.9% from a year ago, the highest level since January 1982. Inflation is expected to further accelerate for the rest of 2022 as a result of the sharp spike in energy costs caused by the war that broke out between Russia and Ukraine. Inflation is expected to cause our construction costs, maintenances costs, operating expenses and interest expenses to rise, which in turn could materially adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
Supply chain disruption and increased costs in labor and materials may adversely affect our real estate operations
The construction and building industry, similar to many other industries, have been experiencing worldwide supply chain disruptions due to a multitude of factors that are beyond our control, including, without limitation, the war between Russia and Ukraine and the residual economic effects of COVID-19. Materials, parts and labor have also increased in cost over the past year or more, sometimes significantly and over a short period of time. This could impact our ability to timely deliver spaces to tenants, complete tenant buildout or complete redevelopment or development projects; we may incur costs in the process that exceeds our original estimates due to increased costs for materials or labor or other costs that are unexpected. All of these occurrences could affect our ability to achieve the expected value of a lease, redevelopment or development, thereby adversely affecting our profitability.
Our participation in co-investments may subject us to risks that otherwise may not be present in other real estate assets.
We have entered into one and expect to continue to enter into co-investments with respect to a portion of the properties we acquire. Co-investments involve risks generally not otherwise present with an investment in other real estate assets, such as the following:
•the risk that a co-owner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;
•the risk that a co-owner may be in a position to take action contrary to our instructions or requests or contrary to our policies, objectives or status as a REIT;
•the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under the applicable mortgage loan financing documents, which may constitute an event of default under all of the applicable mortgage loan financing documents, result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner, or allow the bankruptcy court to reject the agreements entered into by the co-owners owning interests in the property;
•the possibility that a co-owner might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and may otherwise adversely affect the operation and maintenance of the property, and could cause a default under the applicable mortgage loan financing documents and may result in late charges, penalties and interest, and may lead to the exercise of foreclosure and other remedies by the lender;
•the risk that a co-owner could breach agreements related to the property, which may cause a default under, and possibly result in personal liability in connection with, any mortgage loan financing documents applicable to the property result in a foreclosure or otherwise adversely affect the property and the co-investment;
•the risk that we could have limited control and rights, with management decisions made entirely by a third party; and
•the possibility that we will not have the right to sell the property at a time that otherwise could result in the property being sold for its maximum value.
In the event that our interests become adverse to those of the other co-owners, we may not have the contractual right to purchase the co-investment interests from the other co-owners. Even if we are given the opportunity to purchase such co-investment interests in the future, we cannot guarantee that we will have sufficient funds available at the time to purchase co-investment interests from the co-owners.
We might want to sell our co-investment interests in a given property or other investment at a time when the other co-owners in such property or investment do not desire to sell their interests. Therefore, because we anticipate that it will be much more difficult to find a willing buyer for our co-investment interests in an investment than it would be to find a buyer for a property we owned outright, we may not be able to sell our co-investment interest in a property at the time we would like to sell.
Our manager faces conflicts of interest relating to joint ventures or other co-investment arrangements that we may enter into with CIM or its affiliates, which could result in a disproportionate benefit to CIM or its affiliates.
We have entered and expect to continue to enter into joint ventures or co-investments (including co-investment transactions) with CIM, its affiliates or vehicles managed or operated by CIM for the acquisition, development or redevelopment of real estate-related assets. Since personnel of CIM involved in managing and operating our business are also involved in the business and operations of CIM, its affiliates and other vehicles managed or operated by CIM, CIM may face conflicts of interest in determining which real estate program should enter into any particular joint venture or co-investment. These persons also may have a conflict in structuring the terms of the relationship between us and any affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive.
In the event we enter into joint venture or other co-investments with CIM, its affiliates or vehicles managed or operated by CIM, the Administrator may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related asset. In the event we enter into a joint venture or other co-investments with CIM, its affiliates or vehicles managed or operated by CIM that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-investments between us and CIM, its affiliates or vehicle operated or managed by CIM grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances.
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
The Federal Reserve has indicated that it was on track to raise interest rates in the middle of March 2022 to, among other things, control inflation. Market participants believe that the Federal Reserve will continue with additional interest rate increases in 2022. We run the risk of being unable to finance or refinance our assets on favorable terms or at all. If interest rates are high, when we desire to mortgage our assets or when existing loans come due and the assets need to be refinanced, we may not be able to, or may choose not to, finance the assets and we would be required to use cash to purchase or repay outstanding obligations. Our inability to use debt to finance or refinance our assets could reduce the number of assets we can acquire, which could reduce our operating cash flow and the amount of cash distributions we can make on our Common Stock or Preferred Stock. Higher costs of capital also could negatively impact our operating cash flow and returns on our assets.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
We have incurred indebtedness, and in the future may incur additional indebtedness, that bears interest at a variable rate. An increasing interest rate environment, which is the economic environment that the Company expects to face in 2022, will result in increases in the variable rate component of our indebtedness. As of December 31, 2021, we have $60.0 million outstanding under the 2018 revolving credit facility, $7.7 million outstanding under the SBA 7(a) loan-backed notes and $27.1 million outstanding under our junior subordinated notes, all of which bear interest at a variable rate. We have not hedged our interest rate with respect to variable rate indebtedness. As a result, increases in interest rates will increase the amounts payable under such indebtedness, which will reduce our operating cash flows and could materially adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock. In addition, if our existing indebtedness matures or otherwise becomes payable during a period of rising interest rates, we could be required to liquidate one or more of our assets at times that may prevent realization of the maximum return on such assets.
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
In July 2017, the Financial Conduct Authority in the United Kingdom (the “FCA”), which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after December 31, 2021. On March 5, 2021, the FCA announced that the 1-week and 2-month U.S. dollar LIBOR settings will cease publication after December 31, 2021 and the overnight 1, 3, 6 and 12 months U.S. dollar LIBOR settings will cease publication after June 30, 2023. However, the FCA has indicated it will not compel panel banks to continue to contribute to LIBOR after the end of 2021 and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. On July 29, 2021, the ARRC formally recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR for use in derivatives and other financial contracts currently indexed to LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The ARRC has proposed a paced market transition plan to SOFR from LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. However, we cannot reasonably estimate the impact of the transition at this time. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

When LIBOR is discontinued, the interest rate for any of our indebtedness that is indexed to LIBOR at the time of discontinuation will be based on a replacement rate or an alternate base rate as specified in the applicable documentation governing such indebtedness or as otherwise agreed by us and the applicable lender. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuance. For instance, as of December 31, 2021, we had $60.0 million of outstanding indebtedness that was indexed to LIBOR under our revolving credit facility, which allows us to borrow up to $209.5 million, subject to a borrowing base calculation. Additionally, as of December 31, 2021, we had $27.1 million of junior subordinated notes and $7.7 million of SBA 7(a) loan-backed notes that were indexed to LIBOR. The full impact of the expected transition away from LIBOR is unclear, but these changes could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
•adverse changes in governmental rules and fiscal policies; acts of God, including earthquakes, hurricanes, fires and other natural disasters; pandemic outbreaks and other global health emergencies (including as a result of the outbreak of COVID-19 that began in the fourth quarter of 2019); disruptive global political events, including terrorist activity and war (including the war between Russia and Ukraine, which has led to disruption, instability and volatility in global markets and industries); or a decrease in the availability of or an increase in the cost of insurance;
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
A majority of our revenue from the lending operations is generated from loans collateralized by hospitality properties. As of December 31, 2021, our loans subject to credit risk were 99.8% concentrated in the hospitality industry. Any factors that negatively impact the hospitality industry, including the outbreak of COVID-19 that began in the fourth quarter of 2019, recessions, severe weather events (such as hurricanes, blizzards, floods, etc.), depressed commercial real estate markets, travel restrictions, bankruptcies or other political or geopolitical events or the introduction of new concepts and products such as Airbnb®, Homeaway® and VRBO®, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
If we cannot continue originating and selling government guaranteed loans at current levels of profitability, we could experience a decrease in future servicing spreads and earned premiums. From time-to-time the SBA has reached its internal budgeted limits and ceased to guarantee loans for a stated period of time. In addition, the SBA may change its rules regarding loans or Congress may adopt legislation or fail to approve a budget that would have the effect of discontinuing, reducing availability of funds for, or changing loan programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. If these changes occur, the volume of loans to small businesses that now qualify for government guaranteed loans could decline, as could the profitability of these loans.
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
Our TRSs are subject to normal corporate income taxes. We continuously monitor the value of our investments in TRSs for the purpose of ensuring compliance with the rule that no more than 20% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). The aggregate value of our TRS stock and securities was less than 20% of the value of our total assets (including our TRS stock and securities) as of December 31, 2021. In addition, we scrutinize all of our transactions with our TRSs for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. There are no distribution requirements applicable to the TRSs and after-tax earnings may be retained. There can be no assurance, however, that we will be able to comply with the 20% limitation on ownership of TRS stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s-length transactions.
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
Neither the Series A Preferred Stock nor the Series D Preferred Stock has been rated.
We have not obtained, and currently do not intend to obtain, a rating for the Series A Preferred Stock or Series D Preferred Stock, and it is likely that neither the Series A Preferred Stock nor Series D Preferred Stock will ever be rated. No assurance can be given, however, that one or more rating agencies will not independently determine to issue such a rating or that we will not elect in the future to obtain such a rating. Such a rating, if issued, may adversely affect the market price and or liquidity of the Series A Preferred Stock or Series D Preferred Stock. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on negative outlook or withdrawn entirely at the discretion of the issuing rating agency if, in its judgment, circumstances so warrant. While ratings do not reflect market prices or the suitability of a security for a particular investor, such downward revision or withdrawal of a rating could have an adverse effect on the market price and or liquidity of the Series A Preferred Stock or Series D Preferred Stock.
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
Further, increases in interest rates, which is widely expected to occur in 2022, may result in a decline in the market price of our Common Stock and Series L Preferred Stock. We believe that one of the factors that will influence the market price of our Common Stock or the Series L Preferred Stock will be the distribution yield on the Common Stock or the Series L Preferred Stock, as the case may be (as a percentage of the market price of our Common Stock or Series L Preferred Stock, as the case may be) relative to market interest rates.
An increase in market interest rates may lead potential purchasers of our Common Stock and Series L Preferred Stock to seek a higher annual dividend rate from other investments. Potential purchasers of our Common Stock or Series L Preferred Stock may expect a higher distribution rate on their investment. Higher market interest rates would not, however, result in more funds for us to pay distributions and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distributions, and higher interest rates will not change the distribution rate on our Series L Preferred Stock. Thus, higher market interest rates could cause the market price of our Common Stock and Series L Preferred Stock to decline.
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
On December 29, 2021, we announced an Initial Dividend on shares of our Common Stock for fiscal year 2022 in the aggregate amount of $7,010,799. We must declare and pay dividends on our Common Stock equal to the Initial Dividend prior to declaring and paying any distributions on our Series L Preferred Stock.
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
Inflation is the reduction in the purchasing power of money resulting from the increase in the price of goods and services. Inflation risk is the risk that the inflation-adjusted, or “real,” value of an investment in our Common Stock and Preferred Stock, or the income from that investment, will be worth less in the future. As discussed under “Inflation may adversely affect our Real Estate Operations,” the United States is currently experiencing a high level of inflation. As inflation occurs, the real value of our Common Stock and Preferred Stock and distributions payable on such shares may decline because the rate of distribution will remain the same (with respect to our Preferred Stock) or may not rise with the pace of inflation (with respect to our Common Stock).
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
Until November 21, 2022, we are prohibited from issuing any shares of preferred stock ranking senior to or on parity with the Series L Preferred Stock with respect to the payment of dividends, other distributions, liquidation, and or dissolution or winding up of the Company unless the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio, calculated in accordance with the Articles Supplementary describing the Series L Preferred Stock, is equal to or greater than 1.25:1.00. Our good faith determination of an applicable Series L Preferred Stock Minimum Fixed Charge Coverage Ratio is binding absent manifest error for purposes of this restriction. As of December 31, 2021, we were in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio. In order to maintain our compliance with the Minimum Fixed Charge Coverage Ratio, we issued to the Operator 203,349 shares of Common Stock and 287,199 shares of Series A Preferred Stock, and to the Administrator 11,273 shares of Series A Preferred Stock, in lieu of cash management fees payable to such entities for fees related to the year ending December 31, 2020 and issued an aggregate of 270,209 shares of Series A Preferred stock as payment, in lieu of cash, for all asset management fees owed to the Operator in respect of fees incurred during the year ended December 31, 2021. It is likely that we will pay the remainder of asset management fees owed to the Operator with respect to the year ended December 31, 2021 in shares of Series A Preferred stock and it is likely that we will seek to pay some or part of the asset management fees payable to the Operator during the year ended December 31, 2022 in shares of Series A Preferred Stock.

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
Our charter also authorizes our Board of Directors, without stockholder approval, to classify or reclassify any unissued shares of Common Stock and preferred stock into other classes or series of stock and to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that are authorized by the charter to be issued. Our Board of Directors may, without stockholder approval, designate and issue one or more classes or series of preferred stock in addition to our Preferred Stock and equity or debt securities convertible into preferred stock and to set the voting powers, conversion or other rights, preferences, restrictions, limitations as to dividends or other distributions and qualifications or terms or conditions of redemption of each class or series of shares so issued. If any additional preferred stock is publicly offered, the terms and conditions of such preferred stock (or other equity or debt securities convertible into preferred stock) will be set forth in a registration statement registering the issuance of such preferred stock or equity or debt securities convertible into preferred stock. Because our Board of Directors has the power to establish the preferences and rights of each class or series of preferred stock, it may afford the holders of any class or series of preferred stock preferences, powers, and rights senior to the rights of holders of our Preferred Stock or Common Stock. If we ever create and issue additional preferred stock or equity or debt securities convertible into preferred stock with a distribution preference over our Preferred Stock or Common Stock, payment of any distribution preferences of such new outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our Preferred Stock and Common Stock, as applicable. Further, holders of preferred stock are normally entitled to receive a preference payment if we liquidate, dissolve, or wind up before any payment is made to the holders of our Common Stock, likely reducing the amount the holders of our Common Stock would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of additional preferred stock may delay, prevent, render more difficult or tend to discourage, a merger, tender offer, or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management.
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
Our NAV is an estimate of the fair value of our assets and may not necessarily reflect realizable value.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2021, our real estate portfolio consisted of 14 assets, all of which were fee-simple properties. As of December 31, 2021, our 11 office properties, totaling approximately 1.3 million rentable square feet, were 77.7% occupied, our one development site being used as a parking lot and our one hotel with an ancillary parking garage, which has a total of 503 rooms, had RevPAR of $73.23 for the year ended December 31, 2021.
Office Portfolio Detail by Classification, Address, Market, and Submarket as of December 31, 2021

Classification / Market / Address	Sub-Market	Rentable Square Feet	% Occupied	% Leased (1)	Annualized Rent (in thousands)	Annualized Rent Per Occupied Square Foot
Stabilized Portfolio
Oakland, CA
1 Kaiser Plaza	Lake Merritt	537,811	86.5%	86.5%	$22,210	$47.75
San Francisco, CA
1130 Howard Street	South of Market	21,194	100.0%	100.0%	1,819	85.83
Los Angeles, CA
11620 Wilshire Boulevard	West Los Angeles	196,227	80.3%	80.3%	7,813	49.61
11600 Wilshire Boulevard	West Los Angeles	57,737	86.3%	88.2%	2,741	55.02
8944 Lindblade Street (3)	West Los Angeles	7,980	100.0%	100.0%	525	65.79
8960 & 8966 Washington Boulevard (3)	West Los Angeles	24,448	100.0%	100.0%	1,405	57.47
1037 N Sycamore Avenue	Hollywood	4,900	—%	—%	—	—
Austin, TX
3601 S Congress Avenue (4)	South	227,853	86.9%	96.6%	8,735	44.13
1021 E 7th Street	East	11,180	100.0%	100.0%	563	50.36
Total Stabilized Portfolio		1,089,330	85.9%	88.0%	45,811	48.98

Value Add Properties
Los Angeles, CA
4750 Wilshire Boulevard	Mid-Wilshire	140,332	21.6%	21.6%	1,500	49.45
9460 Wilshire Boulevard	Beverly Hills	97,745	67.2%	72.6%	6,900	105.06
Total Value Add Properties		238,077	40.3%	42.5%	8,400	87.55

Development Pipeline Properties
Oakland, CA
2 Kaiser Plaza (2)	Lake Merritt	N/A	N/A	N/A	N/A	N/A
Total Development Pipeline Properties		N/A	N/A	N/A	N/A	N/A

Total Office Portfolio		1,327,407	77.7%	79.9%	$54,211	$52.57

(1)Based on leases signed as of December 31, 2021.
(2)2 Kaiser Plaza Parking Lot is a 44,642 square foot parcel of land currently being used as a surface parking lot. We are entitled to develop an office building with a maximum of 800,000 rentable square feet. Alternatively, we are also evaluating a multifamily development, which can be constructed by right.

(3)The three buildings making up 8960 & 8966 Washington Boulevard and 8944 Lindblade Street were formerly known as Lindblade Media Center.
(4)3601 S Congress Avenue consists of twelve buildings.
Hotel Portfolio Summary as of December 31, 2021

				Revenue Per
			%	Available
Property	Market	Rooms	Occupied (1)	Room
Sheraton Grand Hotel (2)	Sacramento, CA	503	53.6%	$73.23
Total Hotel (1 Property)		503	53.6%	$73.23
Other Ancillary Property within Hotel Portfolio

		Rentable			Annualized
		Square	%	%	Rent (Parking
		Feet	Occupied	Leased	and Retail)
Property	Market	(Retail)	(Retail)	(Retail) (3)	(in thousands)
Sheraton Grand Hotel Parking Garage & Retail	Sacramento, CA	9,453	100.0%	100.0%	$625
Total Ancillary Property (1 Property)		9,453	100.0%	100.0%	$625

(1)Represents trailing 12-month occupancy as of December 31, 2021, calculated as the number of occupied rooms divided by the number of available rooms.
(2)The Sheraton Grand Hotel is part of the Sheraton franchise and is managed by Sheraton Operating Corporation, a subsidiary of Marriott International, Inc.
(3)Based on leases commenced as of December 31, 2021.
Office Portfolio—Top 5 Tenants by Annualized Rental Revenue as of December 31, 2021

		Credit
		Rating					% of
		(S&P /		Annualized	% of	Rentable	Rentable
		Moody’s /	Lease	Rent	Annualized	Square	Square
Tenant	Property	Fitch)	Expiration	(in thousands)	Rent	Feet	Feet
Kaiser Foundation Health Plan, Inc.	1 Kaiser Plaza	AA- / - / AA-	2025 - 2027(1)	$16,729	30.9%	366,777	27.6%
MUFG Union Bank, N.A.	9460 Wilshire Boulevard	A / Aa3 / A	2029	3,755	6.9%	27,569	2.1%
F45 Training Holdings, Inc.	3601 S Congress Avenue	- / - / -	2030	2,279	4.2%	44,171	3.3%
3 Arts Entertainment, Inc.	9460 Wilshire Boulevard	- / - / -	2026	2,274	4.2%	27,112	2.0%
Westwood One, Inc.	Lindblade Media Center	- / - / -	2025	1,930	3.6%	32,428	2.4%
Total for Top Five Tenants				26,967	49.8%	498,057	37.4%
All Other Tenants				27,244	50.2%	533,186	40.3%
Vacant				—	—%	296,164	22.3%
Total Office Portfolio				$54,211	100.0%	1,327,407	100.0%

(1)From and after February 28, 2023 with respect to the rentable square feet expiring in 2025, and February 28, 2025 with respect to rentable square feet expiring in 2027, the tenant has the right to terminate all or any portions of its lease with us, effective as of any date specified by the tenant in a written notice given to us at least 15 months prior to the termination, in each case in exchange for a termination penalty. The amount of such termination penalties is dependent on a variety of factors, including but not limited to the date of the termination notice, the amount of the square feet to be terminated and the location within the building of the space to be terminated.
Office Portfolio—Diversification by Industry as of December 31, 2021

	Annualized	% of	Rentable
	Rent	Annualized	Square	% of Rentable
Industry	(in thousands)	Rent	Feet	Square Feet
Health Care and Social Assistance	$22,341	41.3%	465,747	35.0%
Professional, Scientific, and Technical Services	9,566	17.6%	173,462	13.1%
Arts, Entertainment, and Recreation	5,430	10.0%	89,902	6.8%
Finance and Insurance	4,720	8.7%	45,974	3.5%
Real Estate and Rental and Leasing	4,386	8.1%	90,312	6.8%
Retail Trade	1,617	3.0%	36,943	2.8%
Public Administration	1,355	2.5%	28,689	2.2%
Information	936	1.7%	13,589	1.0%
Manufacturing	801	1.5%	24,849	1.9%
Administrative and Support and Waste Management and Remediation Services	616	1.1%	10,927	0.8%
Other	2,443	4.5%	50,849	3.8%
Vacant	—	—%	296,164	22.3%
Total Office	$54,211	100.0%	1,327,407	100.0%

Office Portfolio—Lease Expiration as of December 31, 2021

	Square Feet	% of Square	Annualized	% of Annualized	Annualized Rent
Year of Lease	of Expiring	Feet	Rent	Rent	Per Occupied
Expiration	Leases	Expiring	(in thousands)	Expiring	Square Foot
2022 (1)	150,961	14.7%	$7,202	13.3%	$47.71
2023	108,279	10.5%	5,640	10.4%	52.09
2024	58,011	5.6%	3,058	5.6%	52.71
2025	407,665	39.6%	19,492	36.0%	47.81
2026	72,612	7.0%	4,501	8.3%	61.99
2027	113,532	11.0%	5,629	10.4%	49.58
2028	15,335	1.5%	994	1.8%	64.82
2029	30,342	2.9%	3,916	7.2%	129.06
2030	74,506	7.2%	3,779	7.0%	50.72
2031	—	—%	—	—%	—
Total Occupied	1,031,243	100.0%	$54,211	100.0%	$52.57
Vacant	296,164
Total Office	1,327,407

(1)Includes 5,785 square feet of month-to-month leases as of December 31, 2021.
Property Indebtedness as of December 31, 2021

	Outstanding			Balance Due
	Principal			At Maturity
	Balance	Interest	Maturity	Date	Prepayment/
Property	(in thousands)	Rate	Date	(in thousands)	Defeasance
1 Kaiser Plaza	$97,100	4.14%	7/1/2026	$97,100	(1)
Total/Weighted Average	$97,100	4.14%		$97,100

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
On March 10, 2022, there were approximately 387 holders of record of our Common Stock, excluding stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers. The closing price of our Common Stock on March 10, 2022 was $8.05 as reported on Nasdaq.
Approximately 58.7% of shares of our Common Stock as of March 10, 2022 were held by stockholders that are not our affiliates.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2021 with respect to shares of our Common Stock, either under options or in respect of restricted stock awards that may be issued under existing equity compensation plans, all of which have been approved by our stockholders.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of Common Stock remaining available for future issuances under equity compensation plans (all in restricted shares of Common Stock)
Equity incentive plan	—	N/A	49,770
Recent Sales of Unregistered Securities and Use of Proceeds
On November 9, 2021, we issued to the Operator an aggregate of 180,871 shares of our Series A Preferred Stock as payment, in lieu of cash, for $4.5 million of asset management fees owed to the Operator under the Investment Management Agreement for the second and third quarters of 2021. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. We will pay the asset management fees for the fourth quarter of 2021, and it is likely we will seek to pay some or part of the year ending December 31, 2022 asset management fees, in shares of Series A Preferred Stock. Shares of Series A Preferred Stock may be redeemed at our option or at the option of the holder for a redemption price payable in cash or shares of Common Stock as described in Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.
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
Executive Summary
Business Overview
Creative Media & Community Trust is a Maryland corporation and REIT. We primarily own and operate Class A and creative office real assets in vibrant and improving metropolitan communities throughout the United States. We seek to acquire, operate and develop premier multifamily and creative office assets that cater to rapidly growing industries such as technology, media and entertainment in vibrant and emerging communities throughout the United States. We seek to apply the expertise of CIM Group to the acquisition, development and operation of top-tier multifamily properties situated in dynamic markets with similar business and employment characteristics to its creative office investments. All of our multifamily and creative office assets are and will generally be located in communities qualified by CIM Group as described further below. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, positive population trends and a propensity for growth. We believe that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of real estate assets in the area. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the population growth, public commitment and significant private investment that characterize these areas.
We are operated by affiliates of CIM Group. CIM is a community-focused real estate and infrastructure owner, operator, lender and developer. CIM is headquartered in Los Angeles, CA, with offices in Atlanta, GA, Bethesda, MD, Chicago, IL, Dallas, TX, New York, NY, Orlando, FL, Phoenix, AZ, and Tokyo, Japan. CIM also maintains additional offices across the United States, as well as in Korea, Hong Kong and the United Kingdom to support its platform.
COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Since then, COVID-19 has spread worldwide, causing significant disruptions to the U.S. and world economies. During the early part of 2021, the U.S. and world economies initially showed signs of recovery from the impact of COVID-19 as vaccination rates increased, virus caseloads declined and businesses, schools and public services began to reopen. However, the emergence of variant strains of COVID-19 in the second half of 2021 and the concomitant disruption to the global supply chain have disrupted the recovery of the U.S. and world economies. As a result, there continues to be uncertainty regarding the continued impact of COVID-19 on the U.S. and international economies.
Additionally, the spread of COVID-19 in the United States and the resulting restrictions on travel, meetings and social gatherings that have been implemented from time to time have impacted, and are expected to continue to impact, the operations of our hotel in Sacramento, California. For the year ended December 31, 2021, our hotel segment net operating income was $1.9 million. Based on current expectations, we anticipate that the net operating income of our hotel for 2022 will be lower as compared to pre-COVID-19 levels for the comparable periods. As a result, contributions by the hotel to our funds from operations during such periods will be diminished.
Our loans originated and serviced under the SBA 7(a) Small Business Loan Program through December 31, 2021 consist primarily of loans to borrowers in the limited service hospitality sector. Certain of our borrowers experienced significant reductions in cash flows as COVID-19 caused reductions in travel. However, the substantial majority of our borrowers received relief under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) during the year ended December 31, 2020 through subsidy in the form of six months of monthly loan payments made on the borrower’s behalf pursuant to Section 1112 of the CARES Act. Section 1112 of the CARES Act was extended and, beginning February 1, 2021, the CARES Act provided up to an additional five months of subsidy of scheduled principal and interest payments (up to $9,000 per month, per loan). Those subsidies were not extended further.
The extent to which COVID-19 will continue to impact our operations and those of our tenants, business partners and borrowers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of any future COVID-19 outbreaks and actions taken to contain the pandemic or mitigate its impact, the distribution and acceptance of vaccines and their impact on the timing and speed of economic recovery, the spread of new variants of COVID-19 and concerns regarding additional surges of COVID-19 as a result thereof, the impacts on the U.S. and international economies and the extent to which federal, state and local governments provide relief or assistance to those affected by COVID-19. We cannot predict the significance, extent or duration of any adverse impact of COVID-19 on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on its Common Stock or Preferred Stock. However, our business, financial condition, results of operations, and liquidity have been adversely affected and will likely continue to be adversely affected during 2022.
Properties
As of December 31, 2021, our real estate portfolio consisted of 14 assets, all of which were fee-simple properties. As of December 31, 2021, our eleven office properties, totaling approximately 1.3 million rentable square feet, were 77.7% occupied, our one development site was being used as a parking lot, and our one hotel with an ancillary parking garage, which has a total of 503 rooms, had RevPAR of $73.23 for the year ended December 31, 2021.
Rental Rate Trends
Office Statistics:  The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods:

	As of December 31,
	2021	2020
Occupancy (1)	77.7%	79.3%
Annualized rent per occupied square foot (1)(2)	$52.57	$50.94

(1)The information presented in this table represents historical information as of the date indicated without giving effect to any property sales occurring thereafter.
(2)Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements, representing lease incentives in the form of free rent, for the years ended December 31, 2021 and 2020 were $1.5 million and $1.6 million, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.
Over the next four quarters, we expect to see expiring cash rents as set forth in the table below:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2022	2022	2022	2022
Expiring Cash Rents:
Expiring square feet (1)	29,832	12,979	51,424	56,726
Expiring rent per square foot (2)	$59.27	$64.10	$43.35	$41.83

(1)Month-to-month tenants occupying a total of 5,785 square feet are included in the expiring leases in the first quarter listed.
(2)Represents gross monthly base rent, as of December 31, 2021, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

During the year ended December 31, 2021, we executed leases with terms longer than 12 months totaling 99,139 square feet. The table below sets forth information on certain of our executed leases during the year ended December 31, 2021, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

			New Cash	Expiring Cash
	Number of	Rentable	Rents per Square	Rents per Square
	Leases (1)	Square Feet	Foot (2)	Foot (2)
Twelve Months Ended December 31, 2021	15	50,828	$48.32	$52.66

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
Hotel Statistics:  The following table sets forth the occupancy, ADR and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Year Ended
	December 31,
	2021	2020
Occupancy	53.6%	32.3%
ADR	$136.51	$144.36
RevPAR	$73.23	$46.60
Lending Segment
Through our loans originated under the SBA 7(a) Program, we are a national lender that primarily originates loans to small businesses. Additionally, as an SBA 7(a) licensee, we originated loans under the PPP. During 2021 the lending segment benefited from a temporary increase in the SBA guarantee support from a maximum of 75% per loan to 90% per loan and higher market premiums. In addition, there was an increase in interest income resulting from an increase in our average outstanding lending portfolio during 2021 compared to the prior year. As a result of the conclusion of the enhanced government support provided by the CARES Act, the SBA guaranty support has now reverted back to 75% from 90% as of October 1, 2021 for loans approved after September 30, 2021. This will likely cause future loan originations to decline and the premiums achieved on sales of the guaranteed portion of our SBA 7(a) loans to decrease, in each case possibly by a material amount.
2021 Results of Operations
Net Loss

	Year Ended
	December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Total revenues	$90,926	$77,208	$13,718	17.8%
Total expenses	$88,785	$92,945	$(4,160)	(4.5)%
Net loss	$(851)	$(15,015)	$14,164	(94.3)%

Net loss decreased to $851,000, or by $14.2 million, for the year ended December 31, 2021, compared to $15.0 million for the year ended December 31, 2020, primarily due to the increases in net operating income at our lending and hotel segments.
Funds from Operations
We believe that funds from operations (“FFO”), a non-GAAP measure, is a widely recognized and appropriate measure of the performance of a REIT and that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO represents net income (loss) attributable to common stockholders, computed in accordance with GAAP, which reflects the deduction of redeemable preferred stock dividends accumulated, excluding gains (or losses) from sales of real estate, impairment of real estate, and real estate depreciation and amortization. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (the “NAREIT”).
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
FFO attributable to common stockholders was $133,000 for the year ended December 31, 2021, an increase of $12.2 million compared to $(12.1) million for the year ended December 31, 2020. The increase was primarily due to an increase of $14.4 million in segment net operating income resulting from improved performance at the lending and hotel segments for the year ended December 31, 2021, compared to the year ended December 31, 2020.
The following table sets forth a historical reconciliation of net loss attributable to common stockholders to FFO attributable to holders of our Common Stock:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net loss attributable to common stockholders (1) (2)	$(19,979)	$(33,467)
Depreciation and amortization	20,112	21,406
Impairment of real estate	—	—
Gain on sale of depreciable assets	—	—
FFO attributable to common stockholders (1) (2)	$133	$(12,061)

(1)During the year ended December 31, 2020, we recognized $281,000 of loss on early extinguishment of debt. Such losses are included in, and have the effect of reducing, net (loss) income attributable to common stockholders and FFO attributable to common stockholders, because loss on early extinguishment of debt is not an adjustment prescribed by NAREIT.
(2)During the years ended December 31, 2021 and 2020, we recognized $113,000 and $72,000, respectively, of redeemable preferred stock redemptions and $253,000 and $377,000 respectively, of redeemable preferred stock deemed dividends. Such amounts are included in, and have the effect of reducing, net (loss) attributable to common stockholders and FFO attributable to common stockholders, because redeemable preferred stock redemptions are not an adjustment prescribed by NAREIT.

Summary Segment Results
During the years ended December 31, 2021 and 2020, we operated in three segments: office and hotel properties and lending. Set forth and described below are summary segment results for our operating segments.

	Year Ended
	December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenues:
Office	$53,289	$55,468	$(2,179)	(3.9)%
Hotel	$17,849	$13,314	$4,535	34.1%
Lending	$19,787	$8,322	$11,465	137.8%

Expenses:
Office	$23,778	$23,975	$(197)	(0.8)%
Hotel	$15,969	$14,123	$1,846	13.1%
Lending	$4,117	$6,365	$(2,248)	(35.3)%

Non-Segment Revenue and Expenses:
Interest and other income	$1	$104	$(103)	(99.0)%
Asset management and other fees to related parties	$(9,030)	$(9,793)	$763	(7.8)%
Expense reimbursements to related parties—corporate	$(2,050)	$(2,243)	$193	(8.6)%
Interest expense	$(9,005)	$(10,547)	$1,542	(14.6)%
General and administrative	$(4,581)	$(4,212)	$(369)	8.8%
Transaction costs	$(143)	$—	$(143)	100.0%
Depreciation and amortization	$(20,112)	$(21,406)	$1,294	(6.0)%
Loss on early extinguishment of debt	$—	$(281)	$281	(100.0)%
(Provision) benefit for income taxes	$(2,992)	$722	$(3,714)	(514.4)%
Revenues
Office Revenue:  Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased by 3.9% for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease is primarily due to lower revenues at an office property in Beverly Hills, California, an office property in Los Angeles, California and an office property in Oakland, California, all due to decreases in occupancy as compared to the prior year, partially offset by an increase in revenues at an office property in Austin, Texas due to an increase in occupancy and an increase in revenues related to another office property in Austin, Texas that was purchased in November 2020.
Hotel Revenue:  Hotel revenue increased by 34.1% for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is due to increases in occupancy, ADR, and food, beverage, and other sundry services during 2021 as compared to the prior year primarily as a result of easing travel restrictions related to COVID-19 (see “—COVID-19” above).
Lending Revenue:  Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue increased by 137.8% for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is primarily due to an increase in premium income from the sale of the guaranteed portion of our SBA 7(a) loans, which benefited from an increase in the SBA guaranty support from a maximum of 75% per loan to 90% per loan and higher market premiums. In addition, there was an increase in interest income resulting from an increase in our average outstanding lending portfolio during 2021 compared to the prior year. As a result of the conclusion of the enhanced government support provided by the CARES Act, the SBA guaranty support has now reverted back to 75% from 90% as of October 1, 2021 for loans approved after September 30, 2021. This will likely cause future loan originations to decline and the premiums achieved on sales of the guaranteed portion of our SBA 7(a) loans to decrease, in each case possibly by a material amount.

Interest and Other Income: Interest and other income represents revenue generated outside of our reportable segments. Interest and other income decreased by $103,000 for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease is due to higher cash average balances in our interest bearing accounts during the year ended December 31, 2020 as compared to the year ended December 31, 2021.
Expenses
Office Expenses:  Office expenses remained relatively unchanged for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Hotel Expenses:  Hotel expenses increased by 13.1% for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily as a result of increased occupancy and food, beverage and other sundry services during 2021 as compared to the prior year as a result of easing travel restrictions related to COVID-19 (see “—COVID-19” above).
Lending Expenses:  Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and expense reimbursements to related parties. Lending expenses decreased by 35.3% for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to an increase in allocated expenses incurred during the year ended December 31, 2020 related to the one-time retirement payment to our former president, a decrease in allocated executive time resulting in a reduction in allocated payroll during the year ended December 31, 2021, a reduction in the provision for loan losses of $362,000 due to an increase in the general reserve made during the year ended December 31, 2020 and a reduction in interest expense of $460,000 resulting from a reduction to principal outstanding on our SBA 7(a) loan backed notes.
Asset Management and Other Fees to Related Parties:  Asset management fees and other fees to related parties, which have not been allocated to our operating segments decreased by 7.8% for the year ended December 31, 2021 compared to the year ended December 31, 2020. Asset management fees totaled $9.0 million for the year ended December 31, 2021 compared to $9.5 million for the year ended December 31, 2020. Asset management fees were calculated based on a percentage of the daily average adjusted fair value of CIM Urban’s assets, which are appraised in the fourth quarter of each year. The lower fees reflect a decrease in the adjusted fair value of CIM Urban’s assets in the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to a decrease in the aggregate fair value of CIM Urban’s investments in real estate resulting from valuation changes at the end of 2020. We expect asset management fees and other fees to related parties to decrease during the year ended December 31, 2022, when compared to the year ended December 31, 2021, as a result of the Fee Waiver.
We paid a Base Service Fee to the Administrator, a related party, which totaled $282,000 for the year ended December 31, 2020. On May 11, 2020, the Master Services Agreement was amended to replace the Base Service Fee with the Prior Incentive Fee effective as of April 1, 2020. The Administrator did not earn any Prior Incentive Fee during the year ended December 31, 2021. Based on the expected performance of the Company for 2022, we do not anticipate that any Revised Incentive Fee will be payable in respect of the year ended December 31, 2022.
Expense Reimbursements to Related Parties—Corporate: The Administrator received compensation and or reimbursement for performing certain services (other than the Base Services) for us and our subsidiaries that are not covered by the Base Service Fee or the Prior Incentive Fee, as the case may be. Expense reimbursements to related parties—corporate decreased by 8.6% for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to reductions in allocated payroll.
Interest Expense:  Interest expense, which has not been allocated to our operating segments, decreased by 14.6% for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease is primarily due to a lower average outstanding principal balance on our 2018 Credit Facility during the year ended December 31, 2021 compared to the year ended December 31, 2020, partially offset by an increase in interest expense on our revolving credit facility resulting from the 2018 Credit Facility Modification which was in effect from September 2020 through August 2021. Although we do not know how much variable rate indebtedness we will incur in 2022, we expect our interest expense to increase in 2022 as a result of expected increases in interest rates. We expect that such increases will be partially offset by expected increases in interest income earned on our loans receivable (which earn interest at a variable rate).
General and Administrative Expenses:  General and administrative expenses, which have not been allocated to our operating segments, increased by 8.8% for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is primarily due to an increase in legal and consulting fees. We expect general and administrative expenses to decrease during the year ended December 31, 2022, when compared to the year ended December 31, 2021, as a result of cost saving measures implemented by our Administrator and the nonrecurring nature of some of the 2021 legal expenses.

Transaction Costs:  Transaction costs were $143,000 for the year ended December 31, 2021, an increase of 100.0% compared to the year ended December 31, 2020, due to abandoned project costs incurred in 2021 related to potential real estate transactions.
Depreciation and Amortization Expense:  Depreciation and amortization expense decreased by 6.0% for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily as a result of fully depreciating certain tenant improvement assets during 2021.
Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt was $0 for the year ended December 31, 2021 compared to $281,000 for the year ended December 31, 2020. The loss on early extinguishment of debt of $281,000 for the year ended December 31, 2021 was related to the write off of a portion of the deferred financing costs for the 2018 Credit Facility as a result of the reduction in total borrowing capacity in connection with the 2018 Credit Agreement Modification.
(Provision) benefit for Income Taxes: Provision for income taxes was $3.0 million for the year ended December 31, 2021 compared to a benefit for income taxes of $722,000 for the year ended December 31, 2020. The change is primarily is due to an increase in taxable income at our taxable REIT subsidiaries during the year ended December 31, 2021 resulting principally from the operations of our lending division.
Cash Flow Analysis
Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the ADR of our hotel, the collectability of rent and recoveries from our tenants, and loan related activity, many of which were negatively impacted by the effects of COVID-19 during the years ended December 31, 2021 and 2020. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities increased by $33.5 million for the year ended December 31, 2021, as compared to the same period in 2020. The increase was primarily due to the net proceeds from sale of guaranteed loans net of loan fundings, held for sale, which resulted in a $14.4 million increase, and the decrease in net loss of $14.2 million for the year ended December 31, 2021, as compared to the same period in 2020 as a result of increased hotel and lending segment net operating income.
Our cash flows from investing activities are primarily related to property acquisitions and dispositions, expenditures for the development or repositioning of properties, capital expenditures and cash flows associated with loans originated at our lending segment.  Net cash used in investing activities was $12.7 million for the year ended December 31, 2021 compared to $38.3 million for the year ended December 31, 2020. The decrease in cash used in investing activities was primarily due to a decrease in additions to investments in real estate and acquisitions of real estate of $13.9 million, collectively, mainly as a result of the development of an office building at 3601 S Congress Avenue which was completed during 2020. Additionally, we had an increase of $22.7 million in principal collected on loans receivable partially offset by an increase in cash used to fund loans of $10.9 million during the year ended December 31, 2021 as compared to 2020, both primarily as a result of the PPP originations and collection of principal on the related loans.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash used in financing activities for the year ended December 31, 2021 was $43.6 million compared to cash provided by financing activities of $33.2 million for the year ended December 31, 2020. The change was due to $100.3 million increase in payment of unsecured revolving lines of credit, revolving credit facilities, mortgages payable, term notes and principal on SBA 7(a) loan-backed notes, a $42.1 million decrease in proceeds from unsecured revolving lines of credit, revolving credit facilities and term notes, as well as a $12.1 million decrease in proceeds from issuance of preferred stock partially offset by net proceeds of $76.9 million from issuance of Common Stock related to the Rights Offering (as defined below) during the year ended December 31, 2021.
Liquidity and Capital Resources
General
On a short-term basis, our principal demands for funds will be for the acquisition of assets, development or repositioning of properties, or re-leasing of space in existing properties, capital expenditures, interest and principal on current and any future debt financings, SBA 7(a) loan originations, and paying distributions on our Preferred Stock and Common Stock. We may finance our future activities through one or more of the following methods: (i) offerings of shares of Common Stock, preferred stock or other equity and or debt securities of the Company; (ii) credit facilities and term loans; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (iv) the sale of existing assets; and or (v) cash flows from operations. With respect to the $100.0 million outstanding under the 2018 revolving credit facility as of March 10, 2022 that is scheduled to mature in October 2022, we expect to extend its maturity to October

2023, subject to satisfying certain conditions, and/or refinance such indebtedness. Based on our projected performance and current capital market conditions, we expect that we can implement either or both options. In November 2022, holders of the Series L Preferred Stock will have the right to require us to redeem all or any of the shares of Series L Preferred Stock held by such holders. At the same time, we will also have the right to redeem any or all shares of our Series L Preferred Stock. The redemption price, whether the redemption is at the request of a holder or by us, will be equal to 100% of the stated value of the Series L Preferred Stock plus any accrued and unpaid dividend. We can pay the redemption price, at our option and in our sole discretion, either in cash or in equal value through the issuance of shares of our Common Stock. We do not know whether holders of Series L Preferred Stock will exercise their redemption rights and, if so, in what amounts. We are currently actively evaluating our options with respect to whether we will exercise our redemption right with respect to any or all shares of Series L Preferred Stock as well as other alternatives.
Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, or re-leasing of space in existing properties, capital expenditures, refinancing of indebtedness, SBA 7(a) loan originations, paying distributions on our Preferred Stock or any other preferred stock we may issue, any future repurchase and or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock) and distributions on our Common Stock. Additionally, our outstanding commitments to fund loans were $32.6 million as of December 31, 2021, substantially all of which reflect prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Small Business Loan Program lending. The majority of these commitments have government guarantees of 90% (although the government guarantee has now reverted to 75%) and we believe that we will be able to sell the guaranteed portion of these loans in a liquid secondary market upon fully funding these loans. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
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
Sources and Uses of Funds
Mortgages
We have one mortgage loan agreement with an outstanding balance of $97.1 million as of December 31, 2021.
Revolving Credit Facilities
In October 2018, we entered into the 2018 revolving credit facility that, as amended, allows us to borrow up to $209.5 million, subject to a borrowing base calculation. As of December 31, 2021 and 2020, the variable interest rate was 2.15% and 2.20%, respectively. The 2018 revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions, including providing notice of the election and paying an extension fee of 0.15% of each lender’s commitment being extended on the effective date of such extension. We expect to extend its maturity to October 2023, subject to satisfying certain conditions, and/or refinance such indebtedness. Based on our projected performance and current capital market conditions, we expect that we can implement either or both options. As of March 10, 2022, December 31, 2021, and December 31, 2020, $100.0 million, $60.0 million and $166.5 million, respectively, was outstanding under the 2018 Credit Facility and approximately $77.6 million, $117.6 million, and $28.0 million, respectively, was available for future borrowings.
In May 2020, to further enhance our liquidity position and maintain financial flexibility, we entered into the 2020 unsecured revolving credit facility (the “2020 Credit Facility”) pursuant to which we can borrow up to a maximum of $10.0 million. Outstanding advances under the 2020 Credit Facility bear interest at the rate of 1.00%. The 2020 Credit Facility matures in May 2022. As of both March 10, 2022 and December 31, 2021, no amounts were outstanding under the 2020 Credit Facility and $10.0 million was available for future borrowings.
In June 2020, we commenced borrowing funds from the Federal Reserve through the PPPLF. Advances under the PPPLF carry an interest rate of 0.35%, are made on a dollar-for-dollar basis based on the amount of loans originated under the

PPP and are secured by loans made by us under the PPP. The PPPLF contains customary covenants but is not subject to any financial covenants. The maturity date of PPPLF borrowings is the same as the maturity date of the loans pledged to secure the extension of credit, generally two years. At maturity, both principal and accrued interest are due. The maturity date of a PPPLF borrowing will be accelerated if, among other things, we have been reimbursed by the SBA for a loan forgiveness (to the extent of the forgiveness), we have received payment from the SBA representing exercise of the loan guarantee or we have received payment from the underlying borrower (to the extent of the payment received). We borrowed money under the PPPLF to finance all the loans we originated under the PPP. As of December 31, 2021, $5.0 million was outstanding under the PPPLF.
Other Financing Activity
On May 30, 2018, we completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $38.2 million of unguaranteed SBA 7(a) loan-backed notes. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of our collateralized SBA 7(a) loans, at issuance, we estimated the weighted average life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%. The outstanding balance of SBA 7(a) loan-backed notes on March 10, 2022, December 31, 2021, and December 31, 2020, was $6.5 million, $7.7 million and $14.2 million, respectively.
We have junior subordinated notes with a variable interest rate that resets quarterly based on the three-month LIBOR plus 3.25%, with quarterly interest‑only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at our option. The aggregate principal balance of the junior subordinated notes was $27.1 million as of December 31, 2021.
As an SBA 7(a) licensee, we are an authorized lender under the PPP and originated loans under the program. As of December 31, 2021, we had $5.1 million outstanding in PPP loans. We expect that all of the outstanding PPP loans will be forgiven, either in part or in full, by the SBA or be repaid by the borrower, including both principal and accrued interest.
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
The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. At the time of issuance, the exercise price of each Series A Preferred Warrant was equal to a 15.0% premium to the per share estimated NAV of our Common Stock most recently published and designated as the applicable NAV by us at the time of issuance. However, in accordance with the terms of the Series A Preferred Warrants, the exercise price of each Series A Preferred Warrant issued prior to the Reverse Stock Split was automatically adjusted to reflect the effect of the Reverse Stock Split and, in the discretion of our Board of Directors, the exercise price and the number of shares issuable upon exercise of each Series A Preferred Warrant issued prior to the Special Dividend was adjusted to reflect the effect of the Special Dividend. As of December 31, 2021, there were 4,541,852 Series A Preferred Warrants to purchase 1,178,125 shares of Common Stock outstanding.
Since February 2020, we have conducted a continuous public offering of up to approximately $785.0 million of our Series A Preferred Stock and Series D Preferred Stock. We intend to use the net proceeds from the offering for general corporate purposes, acquisitions of shares of our Common Stock and Preferred Stock, whether through one or more tender offers, share repurchases or otherwise, and acquisitions consistent with our acquisition and asset management strategies. As of December 31, 2021, we had issued 7,557,916 shares of Series A Preferred Stock and 56,857 shares of Series D Preferred Stock and received aggregate net proceeds of $172.2 million after commissions, fees and allocated costs.
On March 16, 2020, we established an “at the market” (“ATM”) program through which we may, from time to time in our discretion, offer and sell shares of Common Stock having an aggregate offering price of up to $25.0 million through an investment banking firm acting as the sales agent. Sales of Common Stock under the ATM program may be made directly on or through Nasdaq, among other methods. We intend to use the net proceeds from shares sold under the ATM program, if any, for general corporate purposes, acquisitions of shares of our Preferred Stock, whether through one or more tender offers, share repurchases or otherwise, and acquisitions consistent with our acquisition and asset management strategies. As of March 10, 2022, no sales of Common Stock have been made under the ATM program.

During the twelve months ended December 31, 2021, we conducted the Rights Offering pursuant to which we issued an aggregate of 8,521,589 shares of Common Stock at a subscription price of $9.25 per share for aggregate gross proceeds of $78.8 million before issuance costs of $1.9 million.
Dividends on and Redemptions of Preferred Stock
Holders of Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share at an annual rate of 5.50% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter), 5.65% of the Series D Preferred Stock Stated Value (i.e., the equivalent of $0.35313 per share per quarter), and 5.50% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year), respectively. However, if we fail to timely declare distributions or fail to timely pay any distribution on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.00% per year, up to a maximum annual rate of 8.50% of the Series L Preferred Stock Stated Value. Dividends on each share of Preferred Stock begin accruing on, and are cumulative from, the date of issuance. Prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, we must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by our Board of Directors at the end of the prior fiscal year. On December 29, 2021, we announced an Initial Dividend on shares of our Common Stock for fiscal year 2022 in the aggregate amount of $7,010,799,
We expect to pay dividends on the Series A Preferred Stock and Series D Preferred Stock in arrears on a monthly basis, and on the Series L Preferred Stock in arrears on a yearly basis, unless our results of operations, our general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. The timing and amount of dividends declared and paid on our Preferred Stock will be determined by our Board of Directors, in its sole discretion, and may vary from time to time.
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
From the date of issuance until the fifth anniversary of the date of issuance, holders of Series A Preferred Stock and Series D Preferred Stock may require us to redeem such shares at a discount to the Series A Preferred Stated Value and Series D Preferred Stated Value, respectively. From and after the fifth anniversary of the date of original issuance of any share of our Preferred Stock, we generally (subject to certain conditions) have the right (but not the obligation) to redeem, and the holder of such share may require us to redeem, such share at a redemption price equal to 100% of the stated value of such share, plus any accrued but unpaid dividends in respect of such share as of the effective date of the redemption. The redemption price in respect of any share of Preferred Stock, whether redeemed at our option or at the option of a holder, may be paid in cash or in shares of Common Stock in our sole discretion. During the year ended December 31, 2021, we redeemed 223,295 shares of Series A Preferred Stock and no shares of Series D Preferred Stock and Series L Preferred Stock.
Off Balance Sheet Arrangements
As of December 31, 2021, we did not have any off-balance sheet arrangements.
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
We believe the following critical accounting policy, among others, affects our more significant estimates and assumptions used in preparing our consolidated financial statements. For a discussion of recently issued accounting literature, see Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

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
FINRA Estimated Per Share Value
We have prepared an estimate of the per share value of each of our Series A Preferred Stock and Series D Preferred Stock as of December 31, 2021 in order to assist broker-dealers that are participating in our public offering of Series A Preferred Stock and Series D Preferred Stock in meeting their obligations under applicable FINRA rules. This estimate utilizes the fair values of our investments in real estate and certain lending assets as well as the carrying amounts of our other assets and liabilities, in each case as of December 31, 2021 (the “Calculated Assets and Liabilities”). Specifically, we divided (i) the fair values of our investments in real estate and certain lending assets and the carrying amounts of our other assets less the carrying amounts of our liabilities, in each case as of December 31, 2021, by (ii) the number of shares of Series A Preferred Stock and Series D Preferred Stock outstanding as of that date. The fair values of our investments in real estate and certain lending assets were determined with material assistance from third-party appraisal firms engaged to value our investments in real estate and certain lending assets, in each case in accordance with standards set forth by the American Institute of Certified Public Accountants. We believe our methodology of determining the Calculated Assets and Liabilities conforms to standard industry practices and is reasonably designed to ensure it is reliable.
The terms of the Series A Preferred Stock and Series D Preferred Stock expressly provide that the amount that a holder of Series A Preferred Stock or Series D Preferred Stock, as the case may be, would be entitled to receive upon the redemption of the Series A Preferred Stock or Series D Preferred Stock, as the case may be, or our liquidation would be equal to the Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, as the case may be, plus, in each case, all accumulated, accrued and unpaid dividends thereon (the “Maximum Value”), subject to any applicable redemption fee in the case of a redemption by such holder. As a result, in no event would a holder of Series A Preferred Stock or Series D Preferred Stock, as the case may be, be entitled to receive an amount greater than the Maximum Value upon the redemption of such shares or our liquidation. Accordingly, although the estimated value of the Series A Preferred Stock and Series D Preferred Stock, calculated based on the Calculated Assets and Liabilities as described above, exceeded the Maximum Value, we determined that the estimated value of each of the Series A Preferred Stock and Series D Preferred Stock, as of December 31, 2021, was equal to $25.00 per share, plus accrued and unpaid dividends.
Dividends
As of December 31, 2021, there were 8,126,597 and 7,903,302 shares of Series A Preferred Stock issued and outstanding, respectively, 56,857 shares of Series D Preferred Stock issued and outstanding, 8,080,740 and 5,387,160 shares of Series L Preferred Stock issued and outstanding, respectively, and 23,369,331 shares of Common Stock issued and outstanding.
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
Dividends on each share of Preferred Stock begin accruing on, and are cumulative from, the date of issuance. Prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, we must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by our Board of Directors at the end of the prior fiscal year. On December 29, 2021, we announced an Initial Dividend on shares of our Common Stock for fiscal year 2022 in the aggregate amount of $7,010,799.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The fair value of our mortgage payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgage payable, using a rate of 3.22% and 3.38% as of December 31, 2021 and 2020, respectively. As of both December 31, 2021 and 2020, our mortgage payable had a book value of $97.1 million and a fair value of $100.8 million.
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. As of December 31, 2021 and 2020 (excluding premiums, discounts, and deferred loan costs), $102.1 million (or 50.2%) and $111.6 million (or 34.0%) of our debt, respectively, was fixed rate mortgage loans, and $101.4 million (or 49.8%) and $216.3 million (or 66.0%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding as of December 31, 2021 and 2020, a 50 basis point change in LIBOR would result in an annual impact to our earnings of approximately $507,000 and $1.1 million, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt.
Item 8. Financial Statements and Supplementary Data
The information required by this Item is incorporated herein by reference to the Financial Statements and Auditors’ Report beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act) at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by us in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on their assessment, management determined that as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Creative Media & Community Trust Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Creative Media & Community Trust Corporation (formerly, CIM Commercial Trust Corporation) (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 16, 2022, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 16, 2022

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item regarding our directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2022 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to the registrant’s Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under “Item 1––Business—Available Information.”
Item 11. Executive Compensation
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2022 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2022 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under our equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5—Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2022 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2022 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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
3.  Exhibits
The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

Exhibit No.	Document
3.1	Articles of Amendment and Restatement of PMC Commercial Merger Sub, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.1(a)	Articles of Amendment (Name Change) (incorporated by reference to Exhibit 3.4 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.1(b)	Articles of Amendment (Reverse Stock Split) (incorporated by reference to Exhibit 3.5 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.1(c)	Articles of Amendment (Par Value Decrease) (incorporated by reference to Exhibit 3.6 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.1(d)	Articles of Amendment (Reverse Stock Split) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2019).
3.1(e)	Articles of Amendment (Par Value Decrease) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2019).
3.1(f)	Articles of Amendment (Name Change) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2022).
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

*3.6	Bylaws of CIM Commercial Trust Corporation
*4.1	Description of Securities of CIM Commercial Trust Corporation.
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

10.16
Amendment No. 2, dated as of September 22, 2021, to Second Amended and Restated Dealer Manager Agreement, dated as of January 28, 2020, by and among CIM Commercial Trust Corporation, CIM Service Provider, LLC and CCO Capital, LLC (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on 8-K filed with the SEC on September 24, 2021)

10.17
Fee Waiver, dated January 5, 2022, by and among CIM Commercial Trust Corporation, CIM Service Provider, LLC, CIM Capital, LLC, CIM Capital Securities Management, LLC, CIM Capital Controlled Company Management, LLC, CIM Capital RE Debt Management, LLC, CIM Capital Real Property Management, LLC, CIM Urban Partners, L.P., PMC Funding Corp. and PMC Properties, Inc.

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

Creative Media & Community Trust Corporation

Dated:	March 16, 2022	By:	/s/ DAVID THOMPSON
David Thompson
Chief Executive Officer

Dated:	March 16, 2022	By:	/s/ NATHAN D. DEBACKER
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

Signature	Title	Date

/s/ David Thompson	Chief Executive Officer (Principal Executive	March 16, 2022
David Thompson	Officer)

/s/ Nathan D. DeBacker	Chief Financial Officer (Principal Financial	March 16, 2022
Nathan D. DeBacker	Officer and Principal Accounting Officer)

/s/ Douglas Bech	Director	March 16, 2022
Douglas Bech

/s/ Marcie L. Edwards	Director	March 16, 2022
Marcie L. Edwards

/s/ Kelly Eppich	Director	March 16, 2022
Kelly Eppich

/s/ Frank Golay	Director	March 16, 2022
Frank Golay

/s/ Shaul Kuba	Director	March 16, 2022
Shaul Kuba

/s/ Richard Ressler	Director	March 16, 2022
Richard Ressler

/s/ Avraham Shemesh	Director	March 16, 2022
Avraham Shemesh

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Creative Media & Community Trust Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Creative Media & Community Trust Corporation (formerly, CIM Commercial Trust Corporation) (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive (loss) income, equity and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

The Company’s evaluation of investments in real estate for impairment involves an initial assessment of each real estate asset to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of each investment in real estate is no longer recoverable. Possible indications of impairment may include changes in real estate market conditions, property performance, and additional property valuation assumptions including discount and terminal capitalization rates. When events or changes in circumstances exist, the Company evaluates its investment in real estate for impairment by comparing undiscounted future cash flows expected to be generated over the life of each asset to the respective carrying amount. If the carrying amount of an asset exceeds the undiscounted future cash flows, an analysis is performed to determine the fair value of the asset.

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

We identified the determination of impairment indicators for investments in real estate and certain assumptions used for the undiscounted future cash flows of the properties as a critical audit matter because of (1) the significant assumptions management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of investments in real estate assets may not be recoverable and (2) for those investments in real estate where indications of impairment have been identified, the significant estimates and assumptions management makes to evaluate whether the undiscounted future cash flows expected to be generated over the life of the asset exceed the carrying amount of the property, including those related to rental rates, lease-up period, growth rates, hold period, and terminal capitalization rates. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate (1) whether management appropriately identified impairment indicators and (2) the reasonableness of management’s assumptions related to rental rates, lease-up period, growth rates, hold period, and terminal capitalization rates for the undiscounted future cash flows analysis.

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
•We evaluated whether the assumptions used in the Company’s undiscounted model relating to rental rates, lease-up period, growth rates, hold period, and terminal capitalization rates were consistent with evidence obtained in other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the undiscounted cash flow analysis, including office asset estimates of rental rates, lease-up periods, growth rates, hold period and terminal capitalization rates by (1) evaluating the source of information and assumptions used by management and (2) testing the mathematical accuracy of the undiscounted cash flow analysis.
•We evaluated the reasonableness of management’s undiscounted cash flow analysis by comparing management’s projections to the Company’s historical results and external market sources.

/s/ Deloitte & Touche LLP

Los Angeles, CA
March 16, 2022

We have served as the Company’s auditor since 2020.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2021	2020
ASSETS
Investments in real estate, net	$497,984	$506,040
Cash and cash equivalents	22,311	33,636
Restricted cash	11,340	10,013
Loans receivable, net	73,543	83,135
Accounts receivable, net	3,396	1,737
Deferred rent receivable and charges, net	36,095	35,956
Other intangible assets, net	5,251	6,313
Other assets	10,946	8,787
TOTAL ASSETS	$660,866	$685,617
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$201,145	$324,313
Accounts payable and accrued expenses	26,751	20,327
Intangible liabilities, net	237	587
Due to related parties	4,541	6,706
Other liabilities	16,861	9,733
Total liabilities	249,535	361,666
COMMITMENTS AND CONTINGENCIES (Note 13)
REDEEMABLE PREFERRED STOCK: Series A cumulative redeemable preferred stock, $0.001 par value; 36,000,000 shares authorized; 1,633,965 and 1,631,965 shares issued and outstanding, respectively, as of December 31, 2021 and 2,008,256 and 2,007,856 shares issued and outstanding, respectively, as of December 31, 2020; liquidation preference of $25.00 per share, subject to adjustment	37,782	45,837
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 36,000,000 shares authorized; 6,492,632 and 6,271,337 shares issued and outstanding, respectively, as of December 31, 2021 and 4,484,376 and 4,377,762 shares issued and outstanding, respectively, as of December 31, 2020; liquidation preference of $25.00 per share, subject to adjustment	156,431	108,729
Series D cumulative redeemable preferred stock, $0.001 par value; 32,000,000 shares authorized; 56,857 shares issued and outstanding as of December 31, 2021 and 19,145 shares issued and outstanding as of December 31, 2020; liquidation preference of $25.00 per share, subject to adjustment	1,396	473
Series L cumulative redeemable preferred stock, $0.001 par value; 9,000,000 shares authorized; 8,080,740 and 5,387,160 shares issued and outstanding, respectively, as of December 31, 2021 and 8,080,740 and 5,387,160 shares issued and outstanding as of December 31, 2020; liquidation preference of $28.37 per share, subject to adjustment	152,834	152,834
Common stock, $0.001 par value; 900,000,000 shares authorized; 23,369,331 and 14,827,410 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	24	15
Additional paid-in capital	866,746	794,127
Distributions in excess of earnings	(804,227)	(778,519)
Total stockholders’ equity	373,204	277,659
Noncontrolling interests	345	455
Total equity	373,549	278,114
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$660,866	$685,617
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
REVENUES:
Rental and other property income	$52,838	$54,823
Hotel income	16,722	11,882
Interest and other income	21,366	10,503
Total Revenues	90,926	77,208
EXPENSES:
Rental and other property operating	39,272	37,544
Asset management and other fees to related parties	9,030	9,793
Expense reimbursements to related parties—corporate	2,050	2,243
Expense reimbursements to related parties—lending segment	1,921	3,491
Interest	9,413	11,415
General and administrative	6,844	6,772
Transaction costs	143	—
Depreciation and amortization	20,112	21,406
Loss on early extinguishment of debt (Note 6)	—	281
Impairment of real estate (Note 3)	—	—
Total Expenses	88,785	92,945
Gain on sale of real estate (Note 3)	—	—
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	2,141	(15,737)
Provision (benefit) for income taxes	2,992	(722)
NET (LOSS) INCOME	(851)	(15,015)
Net loss (income) attributable to noncontrolling interests	1	(1)
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	(850)	(15,016)
Redeemable preferred stock dividends declared or accumulated (Note 9)	(18,763)	(18,002)
Redeemable preferred stock deemed dividends (Note 9)	(253)	(377)
Redeemable preferred stock redemptions (Note 9)	(113)	(72)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(19,979)	$(33,467)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$(1.04)	$(2.27)
Diluted	$(1.04)	$(2.27)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	19,187	14,748
Diluted	19,187	14,748

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts)

	Years Ended December 31, 2021 and 2020
	Common Stock (1)		Preferred Stock
					Additional	Distributions	Total	Non-
		Par		Par	Paid - in	in Excess	Stockholders’	controlling	Total
	Shares	Value	Shares	Value	Capital	of Earnings	Equity	Interests	Equity
Balances, December 31, 2019	14,602,149	$15	8,224,254	$223,467	$794,825	$(740,617)	$277,690	$505	$278,195
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(51)	(51)
Stock-based compensation expense	21,912	—	—	—	222	—	222	—	222
Issuance of shares of Common Stock in exchange for asset management fees	203,349	—	—	—	2,359	—	2,359	—	2,359
Issuance of Series A Preferred Warrants	—	—	—	—	28	—	28	—	28
Common dividends ($0.300 per share)	—	—	—	—	—	(4,431)	(4,431)	—	(4,431)
Dividends to holders of Series A Preferred Stock ($1.719 per share)	—	—	—	—	—	(9,579)	(9,579)	—	(9,579)
Issuance of Series D Preferred Stock	—	—	19,145	473	(17)	—	456	—	456
Dividends to holders of Series D Preferred Stock ($1.648 per share)	—	—	—	—	—	(21)	(21)	—	(21)
Dividends to holders of Series L Preferred Stock ($1.560 per share)	—	—	—	—	—	(8,406)	(8,406)	—	(8,406)
Reclassification of Series A Preferred Stock to permanent equity	—	—	1,570,421	38,837	(3,354)	—	35,483	—	35,483
Redeemable Preferred Stock deemed dividends	—	—	—	—	—	(377)	(377)	—	(377)
Redemption of Series A Preferred Stock	—	—	(29,753)	(741)	64	(72)	(749)	—	(749)
Net (loss) income	—	—	—	—	—	(15,016)	(15,016)	1	(15,015)
Balances, December 31, 2020	14,827,410	$15	9,784,067	$262,036	$794,127	$(778,519)	$277,659	$455	$278,114

(Continued)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Continued)
(In thousands, except share and per share amounts)

	Years Ended December 31, 2021 and 2020
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2020	14,827,410	$15	9,784,067	$262,036	$794,127	$(778,519)	$277,659	$455	$278,114
Contributions to noncontrolling interests	—	—	—	—	—	—	—	9	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(118)	(118)
Stock-based compensation expense	20,332	—	—	—	220	—	220	—	220
Common dividends ($0.300 per share)	—	—	—	—	—	(5,732)	(5,732)	—	(5,732)
Dividends to holders of Series A Preferred Stock ($1.375 per share)	—	—	—	—	—	(10,289)	(10,289)	—	(10,289)
Issuance of Series D Preferred Stock	—	—	37,712	923	(30)	—	893	—	893
Dividends to holders of Series D Preferred Stock ($1.413 per share)	—	—	—	—	—	(65)	(65)	—	(65)
Dividends to holders of Series L Preferred Stock ($1.560 per share)	—	—	—	—	—	(8,406)	(8,406)	—	(8,406)
Reclassification of Series A Preferred Stock to permanent equity	—	—	2,006,456	50,508	(4,702)	—	45,806	—	45,806
Redeemable Preferred Stock deemed dividends	—	—	—	—	—	(253)	(253)	—	(253)
Redemption of Series A Preferred Stock	—	—	(112,881)	(2,806)	219	(113)	(2,700)	—	(2,700)
Issuance of Common Stock	8,521,589	9	—	—	76,912	—	76,921	—	76,921
Net loss	—	—	—	—	—	(850)	(850)	(1)	(851)
Balances, December 31, 2021	23,369,331	$24	11,715,354	$310,661	$866,746	$(804,227)	$373,204	$345	$373,549

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(851)	$(15,015)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	20,188	21,085
Loss on early extinguishment of debt	—	281
Amortization of deferred loan costs	1,068	1,192
Amortization of premiums and discounts on debt	(61)	(84)
Unrealized premium adjustment	2,930	1,281
Amortization of deferred costs and accretion of fees on loans receivable, net	(622)	(410)
(Recoveries) write-offs of uncollectible receivables	(82)	2,622
Deferred income taxes	72	(995)
Stock-based compensation	220	222
Loans funded, held for sale to secondary market	(96,991)	(28,131)
Proceeds from sale of guaranteed loans	109,000	25,722
Principal collected on loans subject to secured borrowings	1,786	3,695
Commitment fees remitted and other operating activity	(2,559)	(935)
Changes in operating assets and liabilities:
Accounts receivable	(1,519)	(419)
Other assets	(1,340)	1,233
Accounts payable and accrued expenses	2,574	(1,080)
Deferred leasing costs	(1,669)	(1,838)
Other liabilities	7,128	(274)
Due to related parties	7,009	4,675
Net cash provided by operating activities	46,281	12,827
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(4,047)	(14,731)
Acquisition of real estate	(2,933)	(6,131)
Loans funded	(36,299)	(25,393)
Principal collected on loans	30,584	7,884
Other investing activity	—	51
Net cash (used in) provided by investing activities	(12,695)	(38,320)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of unsecured revolving lines of credit, revolving credit facilities, mortgages payable, term notes and principal on SBA 7(a) loan-backed notes	(157,910)	(57,584)
Proceeds from unsecured revolving lines of credit, revolving credit facilities and term notes	35,396	77,516
Payment of principal on secured borrowings	(1,786)	(3,695)
Payment of deferred preferred stock offering costs	(1,149)	(943)
Payment of deferred costs	(1)	(983)
Payment of common dividends	(3,979)	(4,431)
Proceeds from issuance of Common Stock	78,825	—
Payment of Common Stock offering costs	(1,900)	—
Net proceeds from issuance of Series A Preferred Warrants	—	28
Net proceeds from issuance of Preferred Stock	29,829	41,958
Payment of preferred stock dividends	(18,045)	(16,536)
Redemption of Preferred Stock	(2,755)	(2,084)

(Continued)
CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2021	2020
Noncontrolling interests’ distributions	(118)	(51)
Noncontrolling interests’ contributions	9	—
Net cash (used in) provided by financing activities	(43,584)	33,195
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(9,998)	7,702
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	43,649	35,947
End of period	$33,651	$43,649
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$22,311	$33,636
Restricted cash	11,340	10,013
Total cash and cash equivalents and restricted cash	$33,651	$43,649
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$8,463	$10,315
Federal income taxes paid	$2,900	$273
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures, tenant improvements and real estate developments	$2,127	$267
Accrued deferred costs	$—	$125
Accrued preferred stock offering costs	$161	$675
Accrual of dividends payable to preferred stockholders	$12,051	$11,343
Accrual of dividends payable to common stockholders	$1,753	$—
Preferred stock offering costs offset against redeemable preferred stock	$400	$583
Reclassification of Series A Preferred Stock from temporary equity to permanent equity	$45,806	$35,483
Reclassification of loans receivable, net to real estate owned	$—	$174
Reclassification of Series A Preferred Stock from permanent equity to accounts payable and accrued expenses	$48	$25
Redeemable preferred stock deemed dividends	$253	$377
Accrued Redeemable Preferred Stock fees	$638	$493
Equity-based payment for management fees	$9,174	$7,400
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020

1. ORGANIZATION AND OPERATIONS
Creative Media & Community Trust Corporation (formerly known as CIM Commercial Trust Corporation) (the “Company”), is a Maryland corporation and real estate investment trust (“REIT”). The Company’s portfolio of investments currently consists of Class A and creative office real assets in vibrant and improving metropolitan communities throughout the United States. The Company seeks to acquire, operate and develop premier multifamily and creative office assets that cater to rapidly growing industries such as technology, media and entertainment in vibrant and emerging communities throughout the United States. The Company seeks to apply the expertise of CIM Group, L.P. (“CIM Group”) to the acquisition, development and operation of top-tier multifamily properties situated in dynamic markets with similar business and employment characteristics to its creative office investments. The Company was originally organized in 1993 as PMC Commercial Trust (“PMC Commercial”), a Texas real estate investment trust.
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
During the year ended December 31, 2021, the Company conducted a rights offering (the “Rights Offering”) pursuant to which the Company issued an aggregate of 8,521,589 shares of Common Stock at a subscription price of $9.25 per share for aggregate gross proceeds of $78.8 million before issuance costs of $1.9 million.
The Company has qualified and intends to continue to qualify as a REIT, as defined in the Internal Revenue Code of 1986, as amended.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In determining whether the Company has controlling interests in an entity and the requirement to consolidate the accounts in that entity, the Company analyzes its investments in real estate in accordance with standards set forth in GAAP to determine whether they are variable interest entities (“VIEs”), and if so, whether the Company is the primary beneficiary. The Company’s judgment with respect to its level of influence or control over an entity and whether the Company is the primary beneficiary of a VIE involves consideration of various factors, including the form of the Company’s ownership interest, the Company’s voting interest, the size of the Company’s investment (including loans), and the Company’s ability to participate in major policy-making decisions. The Company’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in real estate on the Company’s consolidated financial statements. As of December 31, 2021, the Company has determined that the trust formed for the benefit of the note holders (the “Trust”) for the securitization of the unguaranteed portion of certain of the Company’s SBA 7(a) loans receivable is considered a VIE. Applying the consolidation requirements for VIEs, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits.
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
Recoverability of Investments in Real Estate—The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Investments in real estate are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the asset. The Company did not recognize any impairment of long-lived assets during the years ended December 31, 2021 and 2020 (Note 3).
Cash and Cash Equivalents—Cash and cash equivalents include short-term liquid investments with initial maturities of three months or less.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
Restricted Cash—The Company’s mortgage loan and hotel management agreements provide for depositing cash into restricted accounts reserved for capital expenditures, free rent, tenant improvement and leasing commission obligations. Restricted cash also includes cash required to be segregated in connection with certain of the Company’s loans receivable.
Loans Receivable—The Company’s loans receivable are carried at their unamortized principal balance less unamortized acquisition discounts and premiums, deferred origination fees, retained loan discounts and loan loss reserves. Acquisition discounts or premiums, origination fees and retained loan discounts are amortized as a component of interest and other income using the effective interest method over the life of the respective loans, or on a straight-line basis when it approximates the effective interest method. All loans were originated pursuant to programs sponsored by the Small Business Administration (the “SBA”). The programs consist of loans originated under the SBA 7(a) Small Business Loan Program (the “SBA 7(a) Program”) and, commencing with the quarter ended June 30, 2020, the Paycheck Protection Program (the “PPP”).
Pursuant to the SBA 7(a) Program, the Company sells the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by the Company is recorded at fair value and a discount is recorded as a reduction in basis of the retained portion of the loan. Unamortized retained loan discounts were $9.6 million and $7.8 million as of December 31, 2021 and 2020, respectively.
At the closing of the merger between CIM Urban REIT, LLC (“CIM REIT”), an affiliate of CIM Group, and certain of its subsidiaries and PMC Commercial Trust, the predecessor to the Company, the carrying value of the Company’s loans was adjusted to estimated fair market value and acquisition discounts of $33.9 million were recorded, which are being accreted to interest and other income using the effective interest method. Acquisition discounts of $381,000 and $492,000 remained as of December 31, 2021 and 2020, respectively.
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
Loan Loss Reserves—On a quarterly basis, and more frequently if indicators exist, the Company evaluates the collectability of its loans receivable. The Company’s evaluation of collectability involves significant judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers’ business models and future operations. For the years ended December 31, 2021 and 2020, the Company recorded net impairment losses of $19,000 and a net recovery of $16,000, respectively, on its loans receivable. There were no material loans receivable subject to credit risk which were considered to be impaired as of December 31, 2021 or 2020. The Company considers a loan to be impaired when the Company does not expect to collect all of the contractual interest and principal payments as scheduled in the loan agreements. The Company also establishes a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to the Company. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, the Company establishes the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions. For the years ended December 31, 2021 and 2020, the Company has loan loss reserves of $943,000 and $885,000, respectively.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
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
As of December 31, 2021 and 2020, deferred rent receivable and charges, net consist of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Deferred rent receivable	$20,870	$20,470
Deferred leasing costs, net of accumulated amortization of $8,971 and $7,742, respectively	8,453	8,950
Deferred offering costs	6,281	6,046
Other deferred costs	491	490
Deferred rent receivable and charges, net	$36,095	$35,956
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
Purchase Accounting for Acquisition of Investments in Real Estate—The Company applies the acquisition method to all acquired real estate assets. The purchase consideration of the real estate, which includes the transaction costs incurred in connection with such acquisitions, is recorded at fair value to the acquired tangible assets, consisting primarily of land, land improvements, building and improvements, tenant improvements, and furniture, fixtures, and equipment, and identified intangible assets and liabilities, consisting of the value of acquired above-market and below-market leases, in-place leases and ground leases, if any, based in each case on their relative fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market rate loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
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
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases when collectability is probable and the tenant has taken possession or controls the physical use of the leased asset. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as an incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. Lease incentives of $4.0 million and $4.0 million are presented net of accumulated amortization of $2.7 million and $2.4 million as of December 31, 2021 and 2020, respectively.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
For the years ended December 31, 2021 and 2020, the Company recognized rental income as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Rental and other property income
Fixed lease payments (1)	$45,773	$50,245
Variable lease payments (2)	7,065	4,578
Rental and other property income	$52,838	$54,823

(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above-market leases, below-market leases and lease incentives.
(2)Variable lease payments include expense reimbursements billed to tenants and percentage rent, net of bad debt expense from the Company’s operating leases plus cash payments from tenants deemed not probable of collections.
Collectability of Lease-Related Receivables
The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants is probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available at the time of estimate. The Company does not use a general reserve approach. As of December 31, 2021 and 2020, the Company had identified certain tenants where collection was no longer considered probable and decreased outstanding receivables by $579,000 and $1.9 million, respectively, across all operating leases.
Revenue from lending activities
Interest income included in interest and other income is comprised of interest earned on loans and the Company’s short-term investments and the accretion of loan discounts. Interest income on loans is accrued as earned with the accrual of interest suspended when the related loan becomes a Non-Accrual Loan (as defined below).
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
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
The Company presents hotel revenues net of sales, occupancy, and other taxes.
Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 16:

	Year Ended December 31,
	2021	2020
	(in thousands)
Hotel properties
Hotel income	$16,722	$11,882
Rental and other property income	1,070	1,353
Interest and other income	57	79
Hotel revenues	$17,849	$13,314
Tenant recoveries outside of the lease agreements
Tenant recoveries outside of the lease agreements are related to construction projects in which the Company’s tenants have agreed to fully reimburse the Company for all costs related to construction. These services include architectural, permit expediter and construction services. At inception of the contract with the customer, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate. While these individual services are distinct, in the context of the arrangement with the customer, all of these services are bundled together and represent a single package of construction services requested by the customer. The Company satisfies its performance obligation and recognizes revenues associated with these services over time as the construction is completed. No amounts were recognized for tenant recoveries outside of the lease agreements for the years ended December 31, 2021 and 2020. As of December 31, 2021, there were no remaining performance obligations associated with tenant recoveries outside of the lease agreements.
Premiums and Discounts on Debt— Premiums and discounts on debt are accreted or amortized to interest expense using the effective interest method or on a straight-line basis over the respective term of the debt, which approximates the effective interest method.
Stock-Based Compensation Plans—The Company has issued and continue to issue restricted shares under stock-based compensation plans described more fully in Note 8. The Company uses fair value recognition provisions to account for all awards granted, modified or settled.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
Distributions—Distributions on the Company’s Series A Preferred Stock, Series D Preferred Stock, Series L Preferred Stock and Common Stock are recorded when they are authorized by its Board of Directors and declared by the Company.
Assets Held for Sale and Discontinued Operations—In the ordinary course of business, the Company may periodically enter into agreements to dispose of its assets. Some of these agreements are non-binding because either they do not obligate either party to pursue any transactions until the execution of a definitive agreement or they provide the potential buyer with the ability to terminate without penalty or forfeiture of any material deposit, subject to certain specified contingencies, such as completion of due diligence at the discretion of such buyer. The Company does not classify assets that are subject to such non-binding agreements as held for sale.
The Company classifies assets as held for sale, if material, when they meet the necessary criteria, which include: a) management commits to and actively embarks upon a plan to sell the assets, b) the assets to be sold are available for immediate sale in their present condition, c) the sale is expected to be completed within one year under terms usual and customary for such sales and d) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company generally believes that it meets these criteria when the plan for sale has been approved by its management, having the authority to approve the sale, there are no known significant contingencies related to the sale and management believes it is probable that the sale will be completed within one year.
Assets held for sale are recorded at the lower of cost or estimated fair value less cost to sell. In addition, if the Company were to determine that the asset disposal associated with assets held for sale or disposed of represents a strategic shift, the revenues, expenses and net gain (loss) on dispositions would be recorded in discontinued operations for all periods presented through the date of the applicable disposition.
Derivative Financial Instruments—As part of risk management and operational strategies, from time to time, the Company may enter into derivative contracts with various counterparties. All derivatives are recognized on the balance sheet at their estimated fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the derivative instrument that is designated as a hedge is recorded as other comprehensive income. The changes in fair value for derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.
Income Taxes—The Company has elected to be taxed as a REIT under the provisions of the Code. To the extent the Company qualifies for taxation as a REIT, it generally will not be subject to a federal corporate income tax on its taxable income that is distributed to its stockholders.  The Company may, however, be subject to certain federal excise taxes and state and local taxes on its income and property.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates and will not be able to qualify as a REIT for four subsequent taxable years.  In order to remain qualified as a REIT under the Code, the Company must satisfy various requirements in each taxable year, including, among others, limitations on share ownership, asset diversification, sources of income, and the distribution of at least 90% of its taxable income within the specified time in accordance with the Code.
The Company has wholly-owned taxable REIT subsidiaries (“TRS’s”) which are subject to federal income taxes.  The income generated from the taxable REIT subsidiaries is taxed at normal corporate rates.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases.
The Company has established a policy on classification of penalties and interest related to audits of its federal and state income tax returns.  If incurred, the Company’s policy for recording interest and penalties associated with audits will be to record such items as a component of general and administrative expense.  Penalties, if incurred, will be recorded in general and administrative expense and interest paid or received will be recorded in interest expense or interest income, respectively, in the Company’s consolidated statements of operations.
ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current period. The Company has reviewed all open tax years and concluded that the application of ASC 740 resulted in no material effect to its consolidated financial position or results of operations.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
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
Concentration of Credit Risk—Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents and interest rate swap agreements. The Company has its cash and cash equivalents on deposit with what it believes to be high-quality financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Management routinely assesses the financial strength of its tenants and, as a consequence, believes that its accounts receivable credit risk exposure is limited.
The majority of the Company’s revenues are earned from properties located in California. The Company is subject to risks incidental to the ownership and operation of commercial real estate. These include, among others, the risks normally associated with changes in the general economic climate in the communities in which the Company operates, trends in the real estate industry, changes in tax laws, interest rate levels, availability of financing, and the potential liability under environmental and other laws.
Segment Information—Segment information is prepared on the same basis that the Company’s management reviews information for operational decision-making purposes. The Company reportable segments for the years ended December 31, 2021 and 2020 consist of two types of commercial real estate properties, namely office and hotel, as well as a segment for its lending business. The products for the Company’s office segment primarily include rental of office space and other tenant services, including tenant reimbursements, parking, and storage space rental. The products for the Company’s hotel segment include revenues generated from the operations of hotel properties and rental income generated from a garage located directly across the street from the hotel. The income from the Company’s lending segment includes premium income recognized from the sale of the government guaranteed portion of loans receivable, income from the yield on its loans receivable and other related fee income earned on its loans receivable.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
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
3. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following:

	December 31,
	2021	2020
	(in thousands)
Land	$141,236	$139,397
Land improvements	2,644	2,611
Buildings and improvements	454,431	450,741
Furniture, fixtures, and equipment	4,398	4,969
Tenant improvements	29,733	31,414
Work in progress	10,260	8,073
Investments in real estate	642,702	637,205
Accumulated depreciation	(144,718)	(131,165)
Net investments in real estate	$497,984	$506,040
For the years ended December 31, 2021 and 2020, the Company recorded depreciation expense of $16.9 million and $17.7 million, respectively.
2021 Transactions—During the year ended December 31, 2021, the Company acquired a 100% fee-simple interest in the following property from an unrelated third-party. The purchase was accounted for as an asset acquisition.

	Asset	Date of		Purchase
Property	Type	Acquisition	Square Feet	Price (1)
				(in thousands)
1037 North Sycamore, Los Angeles, CA	Office	July 13, 2021	4,900	$2,900

(1)Transaction costs that were capitalized as a component of the assets acquired and liabilities assumed in connection with the acquisition of this property totaled $33,000, which are not included in the purchase price above.
There were no dispositions during the year ended December 31, 2021.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
2020 Transactions—During the year ended December 31, 2020, the Company acquired a 100% fee-simple interest in the following property from an unrelated third-party. The purchase was accounted for as an asset acquisition.

	Asset	Date of		Purchase
Property	Type	Acquisition	Square Feet	Price (1)
				(in thousands)
1021 East 7th Street, Austin, TX	Office	November 30, 2020	11,180	$6,079

(1)Transaction costs that were capitalized as a component of the assets acquired and liabilities assumed in connection with the acquisition of this property totaled $51,000, which are not included in the purchase price above.
There were no dispositions during the year ended December 31, 2020.
The results of operations of the properties the Company acquired have been included in the consolidated statements of operations from the date of acquisition. The purchase price of the acquisitions completed during the years ended December 31, 2021 and 2020 were less than 10% of the Company’s total assets as of the respective most recent annual consolidated financial statements filed at or prior to the date of acquisition. The following table summarizes the purchase price allocation of the aforementioned acquisitions during the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
	(in thousands)
Land	$1,839	$4,976
Land improvements	33	9
Buildings and improvements	1,061	534
Tenant improvements	—	190
Acquired in-place leases (1)	—	408
Acquired above-market leases (2)	—	18
Acquired below-market leases (3)	—	(5)
Net assets acquired	$2,933	$6,130

(1)Acquired in-place leases have a weighted average amortization period of 3 years for the 2020 acquisition.
(2)Acquired above-market leases have a weighted average amortization period of 3 years for the 2020 acquisition.
(3)Acquired below-market leases have a weighted average amortization period of 3 years for the 2020 acquisition.
Property Concentrations—Kaiser Foundation Health Plan, Incorporated (“Kaiser”), which occupied space in one of the Company’s Oakland, California properties accounted for 30.9% of its annualized rental income for the year ended December 31, 2021.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
4. LOANS RECEIVABLE
Loans receivable consist of the following:

	December 31,
	2021	2020
	(in thousands)
SBA 7(a) loans receivable, subject to credit risk	$42,103	$32,226
SBA 7(a) loans receivable, subject to loan-backed notes	18,050	23,631
SBA 7(a) loans receivable, Paycheck Protection Program	5,050	14,484
SBA 7(a) loans receivable, subject to secured borrowings	6,857	8,786
SBA 7(a) loans receivable, held for sale	1,200	4,009
Loans receivable	73,260	83,136
Deferred capitalized costs, net	1,226	884
Loan loss reserves	(943)	(885)
Loans receivable, net	$73,543	$83,135
SBA 7(a) Loans Receivable, Subject to Credit Risk—Represents the unguaranteed portions of loans originated under the SBA 7(a) Program which were retained by the Company.
SBA 7(a) Loans Receivable, Subject to Loan-Backed Notes—Represents the unguaranteed portions of loans originated under the SBA 7(a) Program which were transferred to a trust and are held as collateral in connection with a securitization transaction. The proceeds received from the transfer are reflected as loan-backed notes payable (Note 6). These loans are subject to credit risk.
SBA 7(a) Loans Receivable, Paycheck Protection Program—As an SBA 7(a) licensee, the Company originated loans under the PPP. As of December 31, 2021, a significant portion of these loans have been either forgiven or repaid, and the Company expects that all of the outstanding PPP loans will be forgiven, either in part or in full, by the SBA or be repaid by the borrower, including both principal and accrued interest.
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
Other
As of December 31, 2021 and 2020, the Company’s loans subject to credit risk were 99.8% and 99.1%, respectively, concentrated in the hospitality industry. As of December 31, 2021 and 2020, 100.0% and 98.8%, respectively, of the Company’s loans subject to credit risk were current. The Company classifies loans with negative characteristics in substandard categories ranging from special mention to doubtful. As of December 31, 2021 and 2020, $1.1 million and $1.4 million, respectively, of loans subject to credit risk were classified in substandard categories.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
5. OTHER INTANGIBLE ASSETS AND LIABILITIES
A schedule of our intangible assets and liabilities and related accumulated amortization and accretion as of December 31, 2021 and 2020, is as follows:

	As of December 31,
	2021	2020
	(in thousands)
Intangible assets:
Acquired in-place leases, net of accumulated amortization of $9,030 and $9,228, respectively, with an average useful life of 9 and 8 years, respectively	$2,266	$3,316
Acquired above-market leases, net of accumulated amortization of $27 and $15, respectively, both with an average useful life of 6 years	28	40
Trade name and license	2,957	2,957
Total intangible lease assets, net	$5,251	$6,313
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $1,134 and $1,786, respectively, with an average useful life of 5 and 4 years, respectively	$237	$587
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
During the years ended December 31, 2021 and 2020, the Company recognized amortization related to its intangible assets and liabilities as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Acquired above-market lease amortization	$12	$10
Acquired in-place lease amortization	$1,050	$1,364
Acquired below-market lease amortization	$350	$700
A schedule of future amortization and accretion of acquired intangible assets and liabilities as of December 31, 2021, is as follows:

	Assets		Liabilities
	Acquired	Acquired	Acquired
	Above-Market	In-Place	Below-Market
Years Ending December 31,	Leases	Leases	Leases
	(in thousands)
2022	$12	$813	$(236)
2023	10	470	(1)
2024	5	374	—
2025	1	171	—
2026	—	123	—
Thereafter	—	315	—
	$28	$2,266	$(237)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
6. DEBT
The following table summarizes the debt balances as of December 31, 2021 and 2020, and the debt activity for the year ended December 31, 2021 (in thousands):

		During the Year Ended December 31, 2021
	Balances as of December 31, 2020	Debt Issuances & Assumptions	Repayments	Accretion & (Amortization)	Balances as of December 31, 2021
Mortgage Payable:
Outstanding Balance	$97,100	$—	$—	$—	$97,100
Deferred debt issuance costs — Mortgage Payable	(147)	—	—	27	(120)
Total Mortgage Payable	96,953	—	—	27	96,980
Secured Borrowings – Government Guaranteed Loans:
Outstanding Balance	8,457	—	(1,786)	—	6,671
Unamortized premiums	457	—	—	(152)	305
Total Secured Borrowings—Government Guaranteed Loans	8,914	—	(1,786)	(152)	6,976
Other Debt:
2018 revolving credit facility	166,500	25,000	(131,500)	—	60,000
2020 unsecured revolving credit facility	—	—	—	—	—
Junior subordinated notes	27,070	—	—	—	27,070
SBA 7(a) loan-backed notes	14,230	—	(6,560)	—	7,670
Borrowed funds from the Federal Reserve through the Paycheck Protection Program Liquidity Facility	14,484	10,396	(19,850)	—	5,030
Deferred debt issuance costs — other	(2,155)	—	—	1,166	(989)
Discount on junior subordinated notes	(1,683)	—	—	91	(1,592)
Total Other Debt	218,446	35,396	(157,910)	1,257	97,189
Total Debt, Net	$324,313	$35,396	$(159,696)	$1,132	$201,145
Mortgage Payable—The mortgage payable is secured by a deed of trust on a property and assignments of rents receivable. As of December 31, 2021, the Company’s mortgage payable had a fixed interest rate of 4.14% per annum, with monthly payments of interest only, due on July 1, 2026. The loan is nonrecourse.
Secured Borrowings—Government Guaranteed Loans—Secured borrowings—government guaranteed loans represent sold loans which are treated as secured borrowings because the loan sales did not meet the derecognition criteria provided for in ASC 860-30, Secured Borrowing and Collateral. These loans included cash premiums that are amortized as a reduction to interest expense over the life of the loan using the effective interest method and are fully amortized when the underlying loan is repaid in full. As of December 31, 2021, the Company’s secured borrowings-government guaranteed loans included $4.0 million of loans sold for a premium and excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 3.89%, and $2.6 million of loans sold for an excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 1.56%.
2018 Revolving Credit Facility—In October 2018, the Company entered into a secured revolving credit facility with a bank syndicate that, as amended, allows the Company to borrow up to $209.5 million, subject to a borrowing base calculation (the “2018 revolving credit facility”). In September 2020, the 2018 revolving credit facility was amended (the “2018 Credit Facility Modification”) to remedy the effect that COVID-19 had on the Company’s ability to borrow under the 2018 revolving

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
credit facility during the period from September 2, 2020 through August 14, 2021 (the “Deferral Period”). The 2018 revolving credit facility bore interest during the Deferral Period at (A) the base rate plus 1.05% or (B) LIBOR plus 2.05% and (ii) bears interest after the Deferral Period, at (A) the base rate plus 0.55% or (B) LIBOR plus 1.55%. As of December 31, 2021 and 2020, the variable interest rate was 2.15% and 2.20%, respectively. The 2018 revolving credit facility is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The 2018 revolving credit facility is secured by deeds of trust on certain of the Company’s properties. The 2018 revolving credit facility contains customary covenants and is not subject to any financial covenants (though the amount the Company may borrow under the 2018 revolving credit facility is determined by a borrowing base calculation). The 2018 revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions, including providing notice of the election and paying an extension fee of 0.15% of each lender’s commitment being extended on the effective date of such extension. As of December 31, 2021 and 2020, $60.0 million and $166.5 million, respectively, was outstanding under the 2018 revolving credit facility, and approximately $117.6 million and $28.0 million, respectively, was available for future borrowings.
2020 Unsecured Revolving Credit Facility—In May 2020, the Company entered into an unsecured revolving credit facility with a bank (the “2020 unsecured revolving credit facility”) pursuant to which the Company can borrow up to a maximum of $10.0 million. Outstanding advances under the 2020 unsecured revolving credit facility bear interest at the rate of 1.00%. The Company also pays a revolving credit facility fee of 1.12% with each advance under the 2020 unsecured revolving credit facility, which fee is subject to a cap of $112,000 in the aggregate. The 2020 unsecured revolving credit facility contains certain customary covenants including a maximum leverage ratio and a minimum fixed charge coverage ratio, as well as certain other conditions. The 2020 unsecured revolving credit facility matures in May 2022. As of December 31, 2021, no amounts were outstanding under the 2020 unsecured revolving credit facility and $10.0 million was available for future borrowings.
Junior Subordinated Notes—The Company has junior subordinated notes with a variable interest rate which resets quarterly based on the three-month LIBOR plus 3.25%, with quarterly interest only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at the Company’s option.
SBA 7(a) Loan-Backed Notes—On May 30, 2018, the Company completed a securitization of the unguaranteed portion of certain of its SBA 7(a) loans receivable with the issuance of $38.2 million of unguaranteed SBA 7(a) loan-backed notes. The SBA 7(a) loan-backed notes are secured by deeds of trust or mortgages and are collateralized solely by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of the Company’s SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of the Company’s collateralized SBA 7(a) loans, at issuance, the Company estimated the weighted average remaining life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%. As of December 31, 2021 and 2020, the variable interest rate was 1.49% and 1.55%, respectively. The Company reflects the SBA 7(a) loans receivable as assets on its consolidated balance sheets and the SBA 7(a) loan-backed notes as debt on its consolidated balance sheets. The restricted cash on the Company’s consolidated balance sheets included funds related to the Company’s SBA 7(a) loan-backed notes of $1.9 million and $1.2 million, as of December 31, 2021 and 2020, respectively.
Paycheck Protection Program Liquidity Facility—In June 2020, the Company commenced borrowing funds from the Federal Reserve through the PPP Liquidity Facility (the “PPPLF”) to finance all the loans the Company originated under the PPP. Advances under the PPPLF carry an interest rate of 0.35%, are made on a dollar-for-dollar basis based on the amount of loans originated under the PPP and are secured by loans made by the Company under the PPP. The PPPLF contains customary covenants but is not subject to any financial covenants. The maturity date of PPPLF borrowings is the same as the maturity date of the loans pledged to secure the extension of credit, generally two years. At maturity, both principal and accrued interest are due. The maturity date of a PPPLF borrowing will be accelerated if, among other things, the Company has been reimbursed by the SBA for a loan forgiveness (to the extent of the forgiveness), the Company has received payment from the SBA representing exercise of the loan guarantee or the Company has received payment from the underlying borrower (to the extent of the payment received). As of December 31, 2021 and 2020, $5.0 million and $14.5 million, respectively, was outstanding under the PPPLF. As the PPP has ended, no new extensions of credit may be made under the PPPLF.
Deferred debt issuance costs, which represent legal and third-party fees incurred in connection with the Company’s borrowing activities, are capitalized and amortized to interest expense on a straight-line basis over the life of the related loan, approximating the effective interest method. Deferred debt issuance costs are presented net of accumulated amortization and are a reduction to total debt.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
As of December 31, 2021 and 2020, accrued interest and unused commitment fees payable of $467,000 and $564,000, respectively, are included in accounts payable and accrued expenses.
Future principal payments on the Company’s debt (face value) as of December 31, 2021 are as follows:

Years Ending December 31,	Mortgage Payable	Secured Borrowings Principal (1)	2018 Revolving Credit Facility	Other (1) (2)	Total
	(in thousands)
2022	$—	$380	$60,000	$2,446	$62,826
2023	—	391	—	1,598	1,989
2024	—	402	—	1,613	2,015
2025	—	414	—	1,704	2,118
2026	97,100	426	—	452	97,978
Thereafter	—	4,658	—	31,957	36,615
	$97,100	$6,671	$60,000	$39,770	$203,541

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

7. STOCK-BASED COMPENSATION PLANS
On April 3, 2015, the Company’s board of directors (the “Board of Directors”) unanimously approved the Company’s 2015 Equity Incentive Plan (the “2015 Equity Incentive Plan”), which was approved by the Company’s stockholders. Under the 2015 Equity Incentive Plan, the Company granted awards of restricted shares of Common Stock to each of the independent members of the Board of Directors. A summary of the Company’s restricted shares as of December 31, 2021 and 2020 and the changes during the years ended is as follows:

		Weighted
	Number	Average Grant
	of	Date Fair Value
	Shares (1)	Per Share (1)
Balance, December 31, 2019	3,880	$56.66
Granted	21,912	$10.04
Vested	(3,880)	$56.66
Balance, December 31, 2020	21,912	$10.04
Granted	20,332	$10.82
Vested	(21,912)	$10.04
Balance, December 31, 2021	20,332	$10.82

(1)Amounts have been adjusted to give retroactive effect to the Reverse Stock Split.
Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period, and generally vests based on one year of continuous service. The Company recorded compensation expense related to these

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
restricted shares of Common Stock in the amount of $220,000 and $222,000 for the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, there was $73,000 of total unrecognized compensation expense related to shares of Common Stock which will be recognized ratably over the remaining vesting period. The estimated fair value of restricted shares vested during 2021 and 2020 was $220,000 and $220,000, respectively.
8. EARNINGS PER SHARE (“EPS”)
The computations of basic EPS are based on the Company’s weighted average shares outstanding. Outstanding Series A Preferred Warrants were not included in the computation of diluted EPS for the years ended December 31, 2021 and 2020 because their impact was either anti-dilutive or such warrants were not exercisable during such periods (Note 10). No shares of Series D Preferred Stock outstanding as of December 31, 2021 and December 31, 2020 had a dilutive effect. Outstanding shares of Series L Preferred Stock were not included in the computation of diluted EPS for the years ended December 31, 2021 and 2020 because such shares were not redeemable during such periods.
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.
The following table reconciles the numerator and denominator used in computing the Company’s basic and diluted per-share amounts for net (loss) income attributable to common stockholders for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(in thousands, except per share amounts)
Numerator:
Net (loss) income attributable to common stockholders	$(19,979)	$(33,467)
Redeemable preferred stock dividends declared on dilutive shares	—	(1)
Diluted net (loss) income attributable to common stockholders	$(19,979)	$(33,468)

Denominator:
Basic weighted average shares of Common Stock outstanding	19,187	14,748
Effect of dilutive securities—contingently issuable shares	—	—
Diluted weighted average shares and common stock equivalents outstanding	19,187	14,748

Net (loss) income attributable to common stockholders per share:
Basic	$(1.04)	$(2.27)
Diluted	$(1.04)	$(2.27)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
9. REDEEMABLE PREFERRED STOCK
The table below provides information regarding the issuances, reclassifications and redemptions of each class of the Company’s preferred stock in permanent equity during the years ended December 31, 2021 and 2020 (dollar amounts in thousands):

	Preferred Stock
	Series A		Series D		Series L		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2019	2,837,094	$70,633	—	$—	5,387,160	$152,834	8,224,254	$223,467
Issuance of Series D Preferred Stock	—	—	19,145	473	—	—	19,145	473
Reclassification of Series A Preferred Stock to permanent equity	1,570,421	38,837	—	—	—	—	1,570,421	38,837
Redemption of Series A Preferred Stock	(29,753)	(741)	—	—	—	—	(29,753)	(741)
Balances, December 31, 2020	4,377,762	$108,729	19,145	$473	5,387,160	$152,834	9,784,067	$262,036
Issuance of Series D Preferred Stock	—	—	37,712	923	—	—	37,712	923
Reclassification of Series A Preferred Stock to permanent equity	2,006,456	50,508	—	—	—	—	2,006,456	50,508
Redemption of Series A Preferred Stock	(112,881)	(2,806)	—	—	—	—	(112,881)	(2,806)
Balances, December 31, 2021	6,271,337	$156,431	56,857	$1,396	5,387,160	$152,834	11,715,354	$310,661
As of December 31, 2021, the Company had issued in registered public offerings 7,557,916 shares of Series A Preferred Stock, 4,603,287 Series A Preferred Warrants and 56,857 shares of Series D Preferred Stock and received gross proceeds of $190.3 million ($188.2 million of which was allocated to the Series A Preferred Stock, $761,000 of which was allocated to the Series A Preferred Warrants, and $1.4 million of which was allocated to the Series D Preferred Stock) and, additionally, had issued 568,681 shares of Series A Preferred Stock as payment for services to the Administrator, for which no cash proceeds were received. In connection with such issuance, costs specifically identifiable to the offering of Series A Preferred Stock, Series A Preferred Warrants and Series D Preferred Stock, such as commissions, dealer manager fees and other offering fees and expenses, totaled $15.9 million ($15.7 million of which was allocated to the Series A Preferred Stock, $142,000 of which was allocated to the Series A Preferred Warrants, and $35,000 of which was allocated to the Series D Preferred Stock). In addition, as of December 31, 2021, non-issuance-specific costs related to this offering totaled $8.0 million. As of December 31, 2021, the Company has reclassified and allocated $1.7 million, $5,000 and $13,000 from deferred charges to Series A Preferred Stock, Series A Preferred Warrants and Series D Preferred Stock, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering. As of December 31, 2021, there were 7,903,302 shares of Series A Preferred Stock outstanding, 4,541,852 Series A Preferred Warrants to purchase 1,178,125 shares of Common Stock outstanding, and 56,857 shares of Series D Preferred Stock outstanding. As of December 31, 2021, 223,295 shares of Series A Preferred Stock and no shares of Series D Preferred Stock have been redeemed.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
Net proceeds from the issuance of shares of Series A Preferred Stock are initially recorded in temporary equity at an amount equal to the gross proceeds allocated to such shares of Series A Preferred Stock minus the costs specifically identifiable to the issuance of such shares and the non-issuance specific offering costs allocated to such shares. If the net proceeds from the issuance of shares of Series A Preferred Stock are less than the redemption value of such shares at the time they are issued, or if the redemption value of such shares subsequently becomes greater than the carrying value of such shares, an adjustment is recorded to increase the carrying amount of such shares to their redemption value as of the balance sheet date. Such adjustment is considered a deemed dividend for purposes of calculating basic and diluted EPS. During the years ended December 31, 2021 and December 31, 2020, the Company recorded redeemable preferred stock deemed dividends of $253,000 and $377,000, respectively, related to such adjustments.
On the first anniversary of the issuance of a particular share of Series A Preferred Stock, the Company reclassifies such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of December 31, 2021, the Company had reclassified an aggregate of $146.2 million in net proceeds from temporary equity to permanent equity.
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
On October 22, 2019, the Company commenced a tender offer for the purchase of up to 2,693,580 shares of Series L Preferred Stock (the “Tender Offer”), representing one-third of the then-outstanding shares of Series L Preferred Stock. The Tender Offer was oversubscribed, and pursuant to the terms of the Tender Offer, shares of Series L Preferred Stock were accepted for purchase on a pro rata basis. The Company repurchased 2,693,580 shares of Series L Preferred Stock at a purchase price of $29.12 per share, as converted to and paid in ILS. The shares of Series L Preferred Stock accepted for payment by the Company were restored to the status of authorized but unissued shares of preferred stock without designation as to class or series.
Until the fifth anniversary of the date of original issuance of the Series L Preferred Stock, the Company is prohibited from issuing any shares of preferred stock ranking senior to or on parity with the Series L Preferred Stock with respect to the payment of dividends, other distributions, liquidation, and or dissolution or winding up of the Company unless the Minimum Fixed Charge Coverage Ratio, calculated in accordance with the Articles Supplementary describing the Series L Preferred Stock, is equal to or greater than 1.25:1.00. As of December 31, 2021 and 2020, the Company was in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
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
The Company expects to pay dividends on the Series L Preferred Stock in arrears on an annual basis in accordance with the foregoing provisions, unless the Company’s results of operations, general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.00% per year, up to a maximum rate of 8.50% per annum. However, prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, the Company must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by the Company’s Board of Directors at the end of the prior fiscal year. On December 29, 2021, the Company announced an Initial Dividend on shares of its Common Stock for fiscal year 2021 in the aggregate amount of $7,010,799.
During the year ended December 31, 2021, the Company paid $9.6 million, $50,000 and $8.4 million of cash dividends on its Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, respectively. During the year ended December 31, 2020, the Company paid $8.1 million, $12,000 and $8.4 million of cash dividends on its Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, respectively.
Redemptions—The Company’s Series A Preferred Stock and Series D Preferred Stock are redeemable at the option of the holder or the Company. The redemption schedule of the Series A Preferred Stock and Series D Preferred Stock allows redemptions at the option of the holder of Series A Preferred Stock or Series D Preferred Stock from the date of original issuance of any such shares at the Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, respectively, less a redemption fee applicable prior to the fifth anniversary of the issuance of such shares, plus accrued and unpaid dividends. The Company has the right to redeem the Series A Preferred Stock or Series D Preferred Stock after the fifth anniversary of the date of original issuance of such shares at the Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, respectively, plus accrued and unpaid dividends. At the Company’s discretion, the redemption price will be paid in cash or in Common Stock based on the volume weighted average price of the Company’s Common Stock for the 20 trading days prior to the redemption; provided that the redemption price of any shares of Series A Preferred Stock redeemed prior to the first anniversary of the date of original issuance of such shares must be paid in cash.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
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
10. STOCKHOLDERS’ EQUITY
Dividends
Holders of the Company’s Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by the Company out of legally available funds. In determining the Company’s dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, the Company’s financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. Cash dividends per share of Common Stock paid in respect of the years ended December 31, 2021 and 2020 consist of the following:

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
On December 9, 2021, the Company declared a cash dividend of $0.075 per share of its Common Stock, which was paid on January 5, 2022 to stockholders of record at the close of business on December 20, 2021.
On March 8, 2022, the Company declared a cash dividend of $0.085 per share of its Common Stock, to be paid on April 1, 2022 to stockholders of record at the close of business on March 19, 2022.
Rights Offering
During the year ended December 31, 2021, the Company conducted the Rights Offering pursuant to which the Company issued an aggregate of 8,521,589 shares of Common Stock at a subscription price of $9.25 per share for aggregate gross proceeds of $78.8 million. Offering costs of $1.9 million were incurred in connection with the Rights Offering and recorded as a reduction to additional paid-in capital.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
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
Proceeds and expenses from the sale of the Series A Preferred Units were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of December 31, 2021, there were 4,541,852 Series A Preferred Warrants outstanding to purchase 1,178,125 shares of Common Stock in connection with the Company’s offering of Series A Preferred Units and allocated net proceeds of $610,000 to the warrants outstanding as of December 31, 2021 , after specifically identifiable offering costs and allocated general offering costs, to the Series A Preferred Warrants in permanent equity.
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
Debt—The carrying amounts of the Company’s secured borrowings—government guaranteed loans, SBA 7(a) loan-backed notes, 2018 revolving credit facility and borrowed funds from the Federal Reserve through the PPPLF approximate their fair values, as the interest rates on these securities are variable and approximate current market interest rates. The Company determines the fair value of mortgage notes payable and junior subordinated notes by performing discounted cash flow analyses using an appropriate market discount rate. The Company calculates the market discount rate for its mortgage notes payable by obtaining period-end treasury or swap rates, as applicable, for maturities that correspond to the maturities of the Company’s debt and then adding an appropriate credit spread. These credit spreads take into account factors such as the Company’s credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt. When estimating the fair value of the Company’s mortgages payable as of December 31, 2021 and 2020, the Company used a rate of 3.22% and 3.38%, respectively. The rate used to estimate the fair value of the Company’s junior subordinated notes was 4.46% and 4.49% as of December 31, 2021 and 2020, respectively.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
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

	Year Ended December 31,
	2021		2020
	Discount Rate	Prepayment Rate	Discount Rate	Prepayment Rate
SBA 7(a) loans receivable, subject to credit risk	6.25% - 8.25%	5.00% - 17.50%	6.50% - 8.25%	4.00% - 17.50%
SBA 7(a) loans receivable, subject to loan-backed notes	5.75% - 7.75%	5.00% - 17.50%	5.50% - 8.00%	4.88% - 17.50%
SBA 7(a) loans receivable, subject to secured borrowings	7.00% - 7.75%	5.00% - 17.50%	7.00% - 7.75%	5.00% - 17.50%
SBA 7(a) loans receivable, paycheck protection program	1.00%	N/A	1.00%	N/A
Other Financial Instruments—The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at December 31, 2021 and 2020. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on the Company’s consolidated balance sheets are as follows:

	December 31, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Level
	(in thousands)
Assets:
SBA 7(a) loans receivable, paycheck protection program	$4,903	$5,050	$14,089	$14,484	3
SBA 7(a) loans receivable, subject to loan-backed notes	$18,077	$19,635	$23,606	$24,850	3
SBA 7(a) loans receivable, subject to credit risk	$42,416	$44,399	$32,509	$32,397	3
SBA 7(a) loans receivable, subject to secured borrowings	$6,891	$6,976	$8,822	$8,914	3
SBA 7(a) loans receivable, held for sale	$1,256	$1,355	$4,109	$4,527	3
Liabilities:
Mortgage payable (1)	$97,100	$100,838	$97,100	$100,799	2, 3
Junior subordinated notes (1)	$27,070	$24,378	$27,070	$24,236	3

(1)The carrying amounts for the mortgage payable and junior subordinated notes represents the principal outstanding amounts, excluding deferred debt issuance costs and discounts.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
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
In lieu of cash payment of the asset management fee, the Company has issued to the Operator shares of its Common Stock and shares of its Series A Preferred Stock. The Company has issued shares of its Series A Preferred Stock to the Operator as payment for the quarterly asset management fee for the year ended December 31, 2021. Subject to applicable laws and regulations under Nasdaq and the TASE and the agreement of the Operator, it is likely that the Company will seek to pay some or part of the asset management fees for part of 2022 in shares of Series A Preferred Stock.
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
Administrative Fees and Expenses—The Company and its subsidiaries have a master services agreement (the “Master Services Agreement”) with CIM Service Provider, LLC (the “Administrator”), an affiliate of CIM Group, pursuant to which the Administrator provides, or arranges for other service providers to provide, management and administration services to the Company and its subsidiaries. Pursuant to the Master Services Agreement, the Company appointed an affiliate of CIM Group as the administrator of Urban Partners GP, LLC. Under the Master Services Agreement, for fiscal quarters prior to April 1,2020, the Company paid a base service fee (the “Base Service Fee”) to the Administrator initially set at $1.0 million per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. On May 11, 2020, the Master Services Agreement was amended to replace the Base Service Fee with an incentive fee (the “Prior Incentive Fee”) pursuant to which the Administrator was entitled to receive, on a quarterly basis, 15.00% of the Company’s quarterly core funds from operations in excess of a quarterly threshold equal to 1.75% (i.e., 7.00% on an annualized basis) of the Company’s average adjusted common stockholders’ equity (i.e., common stockholders’ equity plus accumulated depreciation and amortization) for such quarter. The amendment was effective as of April 1, 2020. Please see “—Fee Waiver” below for how the fees paid to the Administrator has been calculated since the beginning of 2022. The Base Service Fee is included in asset management and other fees to related parties in the accompanying consolidated statements of operations.
In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and or reimbursement for performing certain services for the Company and its subsidiaries that are not covered by the Base Service Fee or the Prior Incentive Fee, as the case may be. During the years ended December 31, 2021 and 2020, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, operational and on-going support in connection with the Company’s offering of Preferred Stock. The Administrator’s compensation is based on the salaries and benefits of the employees of the Administrator and or its affiliates who performed these services (allocated based on the percentage of time

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
spent on the affairs of the Company and its subsidiaries). The expense for such services is included in expense reimbursements to related parties—corporate in the accompanying consolidated statements of operations.
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
Offering-Related Fees—CCO Capital, LLC (“CCO Capital”) became the exclusive dealer manager for the Company’s public offering of the Series A Preferred Units effective as of May 31, 2019. CCO Capital is a registered broker dealer and is under common control with the Operator and the Administrator. The Company’s offering of the Series A Preferred Units ended at the end of January 2020. On January 28, 2020, the Company entered into the Second Amended and Restated Dealer Manager Agreement, pursuant to which CCO Capital acts as the exclusive dealer manager for the Company’s public offering of its Series A Preferred Stock and Series D Preferred Stock. Thereunder, the Company agreed to compensate CCO Capital, as the dealer manager for the offering, as follows: (1) an upfront dealer manager fee of up to 1.25% of the selling price of each share of Preferred Stock sold, (2) selling commissions of up to 5.50% of the selling price of each share of Series A Preferred Stock sold (with no selling commissions payable in respect of shares of Series D Preferred Stock sold) and (3) a trailing dealer manager fee that accrues daily in an amount equal to 1/365th of 0.25% per annum of the selling price of each share of Preferred Stock sold. CCO Capital, in its sole discretion, may reallow to another broker-dealer authorized by it to sell shares in the offering a portion of the upfront dealer manager fee earned by it in respect of shares sold by such broker-dealer.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
The Company recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Asset Management Fees:
Asset management fees (1)	$9,030	$9,511
Property Management Fees and Reimbursements:
Property management fees	$1,641	$1,670
Onsite management and other cost reimbursement	$2,687	$3,356
Leasing commissions	$162	$112
Construction management fees	$226	$344
Administrative Fees and Expenses:
Base service fee (2)	$—	$282
Expense reimbursements to related parties - corporate	$2,050	$2,243
Lending Segment Expenses:
Expense reimbursements to related parties - lending segment (3)	$1,921	$3,491
Offering-Related Fees:
Upfront dealer manager and trailing dealer manager fees (4)	$690	$1,149
Non-issuance specific offering costs (5)	$106	$99

(1)The Company issued to the Operator an aggregate of 270,209 shares of its Series A Preferred Stock, in lieu of cash payment of the asset management fees incurred during the year ended December 31, 2021. The Company issued to the Operator 203,349 shares of its Common Stock and 287,199 shares of Series A Preferred Stock in lieu of cash payment of the asset management fees incurred during the year ended December 31, 2020.
(2)For the year ended December 31, 2020, the Company issued to the Administrator 11,273 shares of our Series A Preferred Stock, in lieu of cash as payment of the Base Service Fee for the first quarter of 2020.
(3)Expense reimbursements to related parties - lending segment do not include personnel costs capitalized to deferred loan origination costs of $347,000 and $136,000 for the years ended December 31, 2021 and 2020, respectively.
(4)Represents fees earned by CCO Capital and allocated to Series A Preferred Stock and Series D Preferred Stock.
(5)As of December 31, 2021 and 2020, $2.0 million and $1.5 million, respectively, was included in deferred costs as reimbursable expenses incurred pursuant to the Master Services Agreement and the then applicable dealer manager agreement with CCO Capital. These non-issuance specific costs are allocated against the gross proceeds from the sale of the Series A Preferred Stock and the Series D Preferred Stock on a pro rata basis for each issuance as a percentage of the total offering.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
As of December 31, 2021 and 2020, due to related parties consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Asset management fees	$2,244	$2,386
Property management fees and reimbursements	320	1,662
Expense reimbursements - corporate	692	647
Expense reimbursements - lending segment	341	690
Upfront dealer manager and trailing dealer manager fees	638	493
Non-issuance specific offering costs	143	668
Other amounts due to the CIM Management Entities and certain of its affiliates	163	160
Total due to related parties	$4,541	$6,706
Fee Waiver
On January 5, 2022, the Company and certain of its subsidiaries entered into a Fee Waiver (the “Fee Waiver”) with the Operator and the Administrator with respect to fees that are payable to them. The Fee Waiver is effective retroactively to January 1, 2022 (the “Effective Date”). Pursuant to the Fee Waiver, the Administrator agrees to voluntarily waive any fees in excess of those set forth in the Fee Waiver, to the extent it would otherwise have been entitled to such additional compensation under the Master Service Agreement, and the Operator agrees to voluntarily waive any fees in excess of those set forth in the Fee Waiver, to the extent it would otherwise have been entitled to such additional compensation under the Investment Management Agreement (the “Existing Methodology).
1.Base Fee: A base asset management fee (the “Base Fee”) is payable quarterly in arrears to the Operator in an amount equal to an annual rate of 1% (or 0.25% per quarter) of the average of the “Net Asset Value Attributable to Common Stockholders” as of the first and last day of the applicable quarter. Net Asset Value Attributable to Common stockholders is defined as (a) the sum of the Company’s (1) investments in real estate at fair value, (2) cash, (3) loans receivable at fair value and (4) the book value of the other assets of the Company, excluding deferred costs and net of other liabilities at book value, less (b) the Company’s (i) debt at face value, (ii) outstanding preferred stock at stated value, and (iii) non-controlling interests at book value; provided, that, non-controlling interests in any UPREIT operating partnership relating to the Company shall not be excluded.
2.Incentive Fee: An incentive fee (the “Revised Incentive Fee”) is payable quarterly in arrears to the Administrator with respect to the quarterly core funds from operations in excess of a quarterly threshold equal to 1.75% (i.e., 7.00% on an annualized basis) of the Company’s “Adjusted Common Equity” (as defined below) for such quarter (“Excess Core FFO”) as follows: (i) no Incentive Fee in any quarter in which the Excess Core FFO is $0; (ii) 100% of any Excess Core FFO up to an amount equal to the product of (x) the average of the Adjusted Common Equity as of the first and last day of the applicable quarter and (y) 0.4375%; and (iii) 20% of any Excess Core FFO thereafter. Revised Incentive Fees payable for any partial quarter will be appropriately prorated.
“Adjusted Common Equity” means Common Equity plus Excluded Depreciation and Amortization. “Common Equity” means Total Stockholders’ Equity minus Excluded Equity. “Total Stockholders’ Equity” means the amount reflected as total stockholders’ equity in accordance with GAAP on the consolidated balance sheet of the Company and its subsidiaries as of the last day of a given quarter. “Excluded Equity” means the sum of all preferred securities of the Company and its subsidiaries classified as permanent equity in accordance with GAAP on the consolidated balance sheet of the Company and its subsidiaries as of the last day of a given quarter. “Excluded Depreciation and Amortization” means, for a given quarter, the amount of all accumulated depreciation and amortization of (i) the Company and its subsidiaries and (ii) to the extent allocable to the Company and its subsidiaries, the unconsolidated affiliates, in each case as of the last day of such quarter that corresponds to the periodic depreciation and amortization expense calculated in each case in accordance with GAAP that is a permitted add back to net income calculated in accordance with GAAP when calculating funds from operations.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
3.Capital Gains Fee: A capital gains fee (the “Capital Gains Fee”) is payable quarterly in arrears to the Administrator in an amount equal to (i) 15% of the cumulative aggregate realized capital gains minus the cumulative aggregate realized capital losses (in each case since the Effective Date), minus (ii) the aggregate capital gains fees paid since the Effective Date. Realized capital gains and realized capital losses are calculated by subtracting from the sales price of a property: (a) any costs incurred to sell such property, and (b) the current gross value of the property (meaning the property’s original acquisition price plus any subsequent, non-reimbursed capital improvements thereon paid for by the Company).
Following the end of each quarter, the Administrator will deliver to the Company (i) a calculation of the cumulative fees earned by the Operator and the Administrator under the methodology prescribed by the Fee Waiver (the “Fee Waiver Methodology”) from the Effective Date through the end of such quarter and (ii) a calculation of the cumulative fees that would have been earned, in the absence of the Fee Waiver, by the Operator and the Administrator during such period under the Master Services Agreement and the Investment Management Agreement, without giving effect to the Fee Waiver (the “Pre-Fee Waiver Methodology”). If, in respect of any quarter, the aggregate fees that are payable under the Fee Waiver Methodology exceed the aggregate fees that would have been payable under the Pre-Fee Waiver Methodology for the equivalent period, such quarter is deemed an “Excess Quarter”. For any quarter following an Excess Quarter, the Company (upon the direction of the independent members of the Board) may, at its option and upon written notice to Administrator, elect to calculate all fees due to the Administrator and the Operator in accordance with the Pre-Fee Waiver Methodology from and after such Excess Quarter. Any election by the Company to adopt the Pre-Fee Waiver Methodology is irrevocable, and all fees due to the Administrator and the Operator from and after such election will be calculated in accordance with the Pre-Fee Waiver Methodology.

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
On October 1, 2015, an affiliate of CIM Group entered into a five-year lease renewal with respect to a property owned by the Company, which was terminated in October 2020. For the years ended December 31, 2021 and 2020, the Company recorded rental and other property income related to this tenant of $0 and $87,000, respectively.
On May 15, 2019, CIM Group entered into an approximately 11-year lease for approximately 32,000 rentable square feet with respect to a property owned by the Company. The lease was amended on August 7, 2019 to reduce the rentable square feet to approximately 30,000 rentable square feet. For the years ended December 31, 2021 and 2020, the Company recorded rental and other property income related to this tenant of $1.5 million.
13. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer when the terms established in the contract are met. The Company’s outstanding commitments to fund loans were $32.6 million as of December 31, 2021, the majority of which are for prime-based loans to be originated by the Company’s subsidiary engaged in SBA 7(a) Small Business Loan Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, the Company has certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. the Company had a total of $8.1 million in future obligations under leases to fund tenant improvements and other future construction obligations as of December 31, 2021. As of December 31, 2021, $2.5 million was funded to reserve accounts included in restricted cash on the Company’s consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreement entered into in June 2016.
Employment Agreements—The Company has an employment agreement with one of its officers. Under certain circumstances, this employment agreement provides for (1) severance payment equal to the annual base salary paid to the

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
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
SBA Related—If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced under the PPP or the SBA 7(a) Small Business Loan Program, the SBA may seek recovery of the principal loss related to the deficiency from the Company. As of December 31, 2021, the Company serviced an aggregate of $262.4 million of the guaranteed portion of SBA 7(a) loans . With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from the Company in the event that a loss is deemed to be attributable to technical deficiencies. Based on historical experience, the Company does not expect that this contingency is probable to be asserted. However, if asserted, it could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flow or the Company’s ability to satisfy its debt service obligations or to maintain its level of distributions on Common Stock or Preferred Stock.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
14. LEASES
Future minimum rental revenue under long-term operating leases as of December 31, 2021, excluding tenant reimbursements of certain costs, are as follows (in thousands):

Years Ending December 31,	Total
2022	$44,521
2023	42,101
2024	40,059
2025	24,022
2026	17,246
Thereafter	32,937
$200,886
15. INCOME TAXES
The Company has elected to be taxed as a REIT under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distributes at least 90% of its taxable income to its stockholders. As a REIT, the Company generally will not be subject to corporate level federal income tax on net income that is currently distributed to stockholders.
The Company has wholly-owned TRS’s which are subject to federal and state income taxes. The income generated from the TRS’s is taxed at normal corporate rates.
The provision for income taxes results in effective tax rates that differ from federal and state statutory rates. A reconciliation of the provision for income tax attributable to the TRSs’ income from continuing operations computed at federal statutory rates to the income tax provision reported in the financial statements is as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
(Loss) income from continuing operations before income taxes for TRSs	$9,242	$(7,995)

Expected federal income tax (benefit) provision	$1,941	$(1,679)
State income taxes	(40)	(1,562)
Change in valuation allowance	(273)	2,605
Other	1,364	(86)
Income tax (benefit) provision	$2,992	$(722)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
The components of the Company’s net deferred tax asset, which are included in other assets, are as follows:

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating losses	$2,367	$2,645
Secured borrowings—government guaranteed loans	64	96
Other	153	160
Total gross deferred tax assets	2,584	2,901
Valuation allowance	(2,370)	(2,643)
	214	258
Deferred tax liabilities:
Loans receivable	(96)	(67)
	(96)	(67)
Deferred tax asset, net	$118	$191
The net operating loss carryforwards as of December 31, 2021 and 2020 were generated by TRSs and are available to offset future taxable income of these TRSs.
The decrease in the valuation allowance recorded in 2021 was $273,000.
The periods subject to examination for the Company’s federal and state income tax returns are 2018 through 2021. As of December 31, 2021 and 2020, no reserves for uncertain tax positions have been established and the Company does not anticipate any material changes in the amount of unrecognized tax benefits recorded to occur within the next 12 months.
The Tax Cuts and Jobs Act of 2017, signed into law in late December 2017, made sweeping changes to provisions of the Code applicable to businesses. The CARES Act, signed into law in March 2020, made additional changes to provisions on the Code applicable to the businesses. Management has reviewed these statutory changes and determined that the impact to the Company’s consolidated financial statements is not material.
16. SEGMENT DISCLOSURE
The Company’s reportable segments during the years ended December 31, 2021 and 2020 consist of two types of commercial real estate properties, namely, office and hotel, as well as a segment for the Company’s lending business. Management internally evaluates the operating performance and financial results of the segments based on net operating income. The Company also has certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in Note 2.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
The net operating income (loss) of the Company’s segments for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Office:
Revenues	$53,289	$55,468
Property expenses:
Operating	23,431	23,485
General and administrative	347	490
Total property expenses	23,778	23,975
Segment net operating income—office	29,511	31,493
Hotel:
Revenues	17,849	13,314
Property expenses:
Operating	15,841	14,059
General and administrative	128	64
Total property expenses	15,969	14,123
Segment net operating income (loss)—hotel	1,880	(809)
Lending:
Revenues	19,787	8,322
Lending expenses:
Interest expense	408	868
Expense reimbursements to related parties—lending segment	1,921	3,491
General and administrative	1,788	2,006
Total lending expenses	4,117	6,365
Segment net operating income—lending	15,670	1,957
Total segment net operating income	$47,061	$32,641

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)
A reconciliation of the Company’s segment net operating income to net income attributable to the Company for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Total segment net operating income	$47,061	$32,641
Interest and other income	1	104
Asset management and other fees to related parties	(9,030)	(9,793)
Expense reimbursements to related parties—corporate	(2,050)	(2,243)
Interest expense	(9,005)	(10,547)
General and administrative	(4,581)	(4,212)
Transaction costs	(143)	—
Depreciation and amortization	(20,112)	(21,406)
Loss on early extinguishment of debt	—	(281)
Impairment of real estate	—	—
Gain on sale of real estate	—	—
Income before provision for income taxes	2,141	(15,737)
(Provision) benefit for income taxes	(2,992)	722
Net (loss) income	(851)	(15,015)
Net loss (income) attributable to noncontrolling interests	1	(1)
Net (loss) income attributable to the Company	$(850)	$(15,016)
The condensed assets for each of the segments as of December 31, 2021 and 2020, along with capital expenditures and loan originations for the years ended December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
	(in thousands)
Condensed assets:
Office	$449,843	$472,544
Hotel	101,308	100,285
Lending	96,729	94,626
Non-segment assets	12,986	18,162
Total assets	$660,866	$685,617

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020
and for the Years Ended December 31, 2021 and 2020 (Continued)

	Year Ended December 31,
	2021	2020
	(in thousands)
Capital expenditures (1) and loan originations:
Office	$5,714	$8,514
Hotel	193	821
Total capital expenditures	5,907	9,335
Loan originations	133,290	53,524
Total capital expenditures and loan originations	$139,197	$62,859

(1)Represents additions and improvements to real estate investments, excluding acquisitions. Includes the activity for dispositions through their respective disposition dates.
17. SUBSEQUENT EVENTS
Property Acquisitions
In February 2022, the Company and a co-investor acquired from an unrelated third-party a 100% fee-simple interest in an office property located in the Echo Park neighborhood of Los Angeles, California for a purchase price of $51.0 million, which excludes transaction costs of $51,000 that were incurred in connection with this acquisition. The property has approximately 97,564 square feet of office space and 2,760 square feet of retail space. The Company owns approximately 44% of this property. The Company plans to undertake a capital improvement program to renovate and modernize the building into creative office space as well as a limited number of multifamily units.
In February 2022, the Company acquired from an unrelated third-party a 100% fee-simple interest in a 11,318 square feet land site with a 3,752 square feet building located in Los Angeles, California for a purchase price of $2.3 million, which excludes transaction costs of $8,000 that were incurred in connection with this acquisition. The Company intends to pursue entitlements for residential use and develop into multifamily units.
Dividend Declaration
On March 8, 2022, the Company declared a cash dividend of $0.085 per share of its Common Stock, to be paid on April 1, 2022 to stockholders of record at the close of business on March 19, 2022.
On March 8, 2022, the Company declared a quarterly cash dividend of $0.34375 per share of the Series A Preferred Stock for the second quarter of 2022. The dividend will be payable as follows: $0.114583 per share to be paid on May 16, 2022 to Series A Preferred Stockholders of record on May 5, 2022; $0.114583 per share to be paid on June 15, 2022 to Series A Preferred Stockholders of record on June 5, 2022; and $0.114583 per share to be paid on July 15, 2022 to Series A Preferred Stockholders of record on July 5, 2022. For shares of Series A Preferred Stock issued during the second quarter of 2021, the dividend will be prorated from the date of issuance, and the monthly dividend payments will reflect such proration, as applicable.
On March 8, 2022, the Company declared a quarterly cash dividend of $0.353125 per share of the Series D Preferred Stock for the second quarter of 2022. The dividend will be payable as follows: $0.117708 per share to be paid on May 16, 2022 to Series D Preferred Stockholders of record on May 5, 2022; $0.117708 per share to be paid on June 15, 2022 to Series D Preferred Stockholders of record on June 5, 2022; and $0.117708 per share to be paid on July 15, 2022 to Series D Preferred Stockholders of record on July 5, 2022. For shares of Series D Preferred Stock issued during the second quarter of 2021, the dividend will be prorated from the date of issuance, and the monthly dividend payments will reflect such proration, as applicable.
Fee Waiver
On January 5, 2022, the Company and certain of its subsidiaries entered into the Fee Waiver with the Operator and the Administrator with respect to fees that are payable to them. The Fee Waiver is effective retroactively to January 1, 2022. See Note 12 “Related-Party Transactions— Fee Waiver.”

Schedule III—Real Estate and Accumulated Depreciation
December 31, 2021
(in thousands)

			Initial Cost		Net Improvements (Write-Offs) Since Acquisition	Gross Amount at Which Carried (2)
Property Name, City and State	Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Acc. Deprec.	Year Built / Renovated	Year of Acquisition
Office
3601 S Congress Avenue
Austin, TX		(1)	$9,569	$18,593	$12,532	$9,569	$31,125	$40,694	$8,857	1918 / 2001 & 2020	2007
1 Kaiser Plaza
Oakland, CA	$97,100		9,261	113,619	19,048	9,261	132,667	141,928	52,113	1970 / 2008	2008
2 Kaiser Plaza Parking Lot
Oakland, CA	—		10,931	110	3,153	10,931	3,263	14,194	42	N/A	2015
11600 Wilshire Boulevard
Los Angeles, CA		(1)	3,477	18,522	2,090	3,477	20,612	24,089	6,584	1955	2010
11620 Wilshire Boulevard
Los Angeles, CA		(1)	7,672	51,999	6,457	7,672	58,456	66,128	17,940	1976	2010
4750 Wilshire Boulevard
Los Angeles, CA		(1)	16,633	28,985	5,375	16,633	34,360	50,993	6,367	1984 / 2014	2014
Lindblade Media Center
Los Angeles, CA		(1)	6,342	11,568	(101)	6,342	11,467	17,809	2,198	1930 & 1957 / 2010	2014
1037 N Sycamore
Los Angeles, CA	—		1,839	1,094	48	1,839	1,142	2,981	14	2000 / 2021	2021
1130 Howard Street
San Francisco, CA		(1)	8,290	10,480	131	8,290	10,611	18,901	1,297	1930 / 2016 & 2017	2017
9460 Wilshire Boulevard
Los Angeles, CA		(1)	52,199	76,730	1,681	52,199	78,411	130,610	8,738	1959 / 2008	2018
1021 E 7th Street
Austin, TX	—		4,976	733	—	4,976	733	5,709	113	1972 / 2001	2020

Hotel
Sheraton Grand Hotel
Sacramento, CA		(1)	3,497	107,447	(99)	3,497	107,348	110,845	36,612	2001	2008
Sheraton Grand Hotel Parking & Retail
Sacramento, CA	—		6,550	10,996	275	6,550	11,271	17,821	3,843	2001	2008
	$97,100		$141,236	$450,876	$50,590	$141,236	$501,466	$642,702	$144,718

(1)These properties collateralize the revolving credit facility, which had a $60.0 million outstanding balance as of December 31, 2021.
(2)The aggregate gross cost of property included above for federal income tax purposes approximates $695.1 million (unaudited) as of December 31, 2021.

Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2021
(in thousands)
The following table reconciles the Company’s investments in real estate from January 1, 2020 to December 31, 2021:

	Year Ended December 31,
	2021	2020
	(in thousands)
Investments in Real Estate
Balance, beginning of period	$637,205	$629,262

Additions:
Improvements	5,907	9,335
Property acquisitions	2,933	5,709
Deductions:
Assets held for sale	—	—
Asset sales	—	—
Impairment	—	—
Retirements	(3,343)	(7,101)
Balance, end of period	$642,702	$637,205
The following table reconciles the accumulated depreciation from January 1, 2020 to December 31, 2021:

	Year Ended December 31,
	2021	2020
	(in thousands)
Accumulated Depreciation
Balance, beginning of period	$(131,165)	$(120,555)

Additions: depreciation	(16,896)	(17,711)
Deductions:
Assets held for sale	—	—
Asset sales	—	—
Retirements	3,343	7,101
Balance, end of period	$(144,718)	$(131,165)

Schedule IV—Mortgage Loans on Real Estate
December 31, 2021
(dollars in thousands, except footnotes)

												Principal
												Amount of
												Loans Subject
Geographic	Number						Final			Carrying		to Delinquent
Dispersion of	of	Size of Loans					Maturity			Amount of		Principal or
Collateral	Loans	From	To	Interest Rate			Date Range			Mortgages (1)		“Interest”

SBA 7(a) Loans - States 2% or greater (2) (3):
Texas	21	$10	$980	4.75%	to	6.00%	05/22/23	—	08/20/46	$7,861		$—
Ohio	23	$70	$890	4.75%	to	6.00%	03/26/37	—	12/07/46	7,672		—
Indiana	16	$100	$970	4.75%	to	6.00%	05/14/36	—	08/26/46	6,873		—
Michigan	20	$10	$970	4.75%	to	6.00%	10/10/33	—	10/27/46	5,859		—
Florida	12	$90	$1,070	5.00%	to	6.00%	06/29/32	—	08/19/46	5,173		—
Illinois	11	$50	$530	5.00%	to	6.00%	09/08/39	—	10/15/46	2,278		—
West Virginia	6	$20	$870	4.75%	to	6.00%	09/25/31	—	09/20/46	2,107		—
Pennsylvania	4	$310	$690	5.00%	to	6.00%	03/05/40	—	11/29/43	2,077		—
Louisiana	6	$90	$590	5.00%	to	6.00%	11/22/31	—	02/22/46	1,801		—
New Mexico	5	$100	$770	4.75%	to	6.00%	11/17/34	—	08/09/46	1,720		—
Virginia	5	$110	$650	5.00%	to	5.75%	02/27/43	—	09/08/46	1,640		—
Colorado	4	$320	$520	4.75%	to	5.50%	11/16/39	—	09/15/45	1,515		—
Kentucky	6	$130	$420	5.00%	to	6.00%	01/04/41	—	10/29/46	1,498		—
Alabama	7	$30	$480	5.00%	to	5.75%	07/27/25	—	09/10/46	1,473		—
North Carolina	7	$60	$350	5.25%	to	6.00%	09/08/32	—	09/30/46	1,358		—
South Carolina	4	$270	$390	5.00%	to	6.00%	11/06/40	—	07/30/44	1,308		—
Other (4)	42	$1	$510	4.75%	to	6.00%	03/29/22	—	12/14/46	9,415		85
Government guaranteed portions (5)										1,199		—
SBA 7(a) loans, subject to secured borrowings (6)										6,671		—
Paycheck Protection Program loans, net (7)										4,903		—
General reserves										(858)		—
	199									$73,543	(8)	$85

(1)Excludes general reserves of $858,000 since not specifically identified.
(2)Includes $359,000 of loans with subordinate lien positions.
(3)Interest rates are variable at spreads over the prime rate unless otherwise noted.
(4)Includes a loan with a retained face value of $85,000, a valuation reserve of $85,000 and a fixed interest rate of 6.00%.
(5)Represents the government guaranteed portions of the Company’s SBA 7(a) loans detailed above retained by us. As there is no risk of loss to us related to these portions of the guaranteed loans, the geographic information is not presented as it is not meaningful.
(6)Represents the guaranteed portion of SBA 7(a) loans which were sold with the proceeds received from the sale reflected as secured borrowings. For Federal income tax purposes, these proceeds are treated as sales and reduce the carrying value of loans receivable.
(7)PPP loans are 100% guaranteed. As there is no risk of loss to us related to these loans, the geographic information is not presented as it is not meaningful. Face value of these loans is $5.1 million.
(8)For Federal income tax purposes, the aggregate cost basis of the Company’s loans was approximately $66.4 million (unaudited).

Schedule IV—Mortgage Loans on Real Estate (Continued)
December 31, 2021
(in thousands)

	Year Ended December 31,
	2021	2020
Balance, beginning of period	$83,135	$68,079

Additions during period:
New loans	133,290	53,524
Other - deferral of loan origination costs	2,559	382
Other - accretion of loan discounts, net of amortization of deferred origination costs	1,424	933

Deductions during period:
Collections of principal	(32,370)	(11,580)
Foreclosures	—	(174)
Cost of mortgages sold, net	(114,437)	(27,609)
Other - bad debt expense	(58)	(420)
Balance, end of period	$73,543	$83,135