Form 10-Q
period 2022-03-31
Creative Media & Community Trust Corp
filed 2022-05-10
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One):
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 3, 2022, the Registrant had outstanding 23,369,331 shares of common stock, par value $0.001 per share.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

PART I
Financial Information
Item 1.
Financial Statements
CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Investments in real estate, net	$497,444	$497,984
Investment in unconsolidated entity - at fair value	22,528	—
Cash and cash equivalents	17,055	22,311
Restricted cash	13,568	11,340
Loans receivable, net	79,404	73,543
Accounts receivable, net	2,952	3,396
Deferred rent receivable and charges, net	35,758	36,095
Other intangible assets, net	5,010	5,251
Other assets	14,546	10,946
TOTAL ASSETS	$688,265	$660,866
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$228,198	$201,145
Accounts payable and accrued expenses	16,030	26,751
Intangible liabilities, net	168	237
Due to related parties	5,812	4,541
Other liabilities	21,616	16,861
Total liabilities	271,824	249,535
COMMITMENTS AND CONTINGENCIES (Note 14)
REDEEMABLE PREFERRED STOCK: Series A cumulative redeemable preferred stock, $0.001 par value; 36,000,000 shares authorized; 1,693,649 and 1,693,649 shares issued and outstanding, respectively, as of March 31, 2022 and 1,633,965 and 1,631,965 shares issued and outstanding, respectively, as of December 31, 2021; liquidation preference of $25.00 per share, subject to adjustment	38,981	37,782
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 36,000,000 shares authorized; 6,824,553 and 6,551,917 shares issued and outstanding, respectively, as of March 31, 2022 and 6,492,632 and 6,271,337 shares issued and outstanding, respectively, as of December 31, 2021; liquidation preference of $25.00 per share, subject to adjustment	163,507	156,431
Series D cumulative redeemable preferred stock, $0.001 par value; 32,000,000 shares authorized; 56,857 shares issued and outstanding as of March 31, 2022 and 56,857 shares issued and outstanding as of December 31, 2021; liquidation preference of $25.00 per share, subject to adjustment	1,396	1,396
Series L cumulative redeemable preferred stock, $0.001 par value; 9,000,000 shares authorized; 8,080,740 and 5,387,160 shares issued and outstanding, respectively, as of March 31, 2022 and December 31, 2021; liquidation preference of $28.37 per share, subject to adjustment	152,834	152,834
Common stock, $0.001 par value; 900,000,000 shares authorized; 23,369,331 shares issued and outstanding as of March 31, 2022 and 23,369,331 shares issued and outstanding as of December 31, 2021.	24	24
Additional paid-in capital	866,272	866,746
Distributions in excess of earnings	(806,923)	(804,227)
Total stockholders’ equity	377,110	373,204
Noncontrolling interests	350	345
Total equity	377,460	373,549
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$688,265	$660,866
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES:
Rental and other property income	$14,096	$13,349
Hotel income	7,404	1,732
Interest and other income	3,282	3,798
Total Revenues	24,782	18,879
EXPENSES:
Rental and other property operating	11,492	8,290
Asset management and other fees to related parties	921	2,259
Expense reimbursements to related parties—corporate	422	605
Expense reimbursements to related parties—lending segment	469	731
Interest	2,170	2,632
General and administrative	1,815	2,622
Depreciation and amortization	5,004	5,037
Total Expenses	22,293	22,176
Income from unconsolidated entity	120	—
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,609	(3,297)
Provision for income taxes	307	374
NET INCOME (LOSS)	2,302	(3,671)
Net (income) loss attributable to noncontrolling interests	(5)	1
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	2,297	(3,670)
Redeemable preferred stock dividends declared or accumulated (Note 10)	(5,018)	(4,466)
Redeemable preferred stock deemed dividends (Note 10)	(15)	(57)
Redeemable preferred stock redemptions (Note 10)	(75)	(13)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,811)	$(8,206)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$(0.12)	$(0.55)
Diluted	$(0.12)	$(0.55)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	23,349	14,808
Diluted	23,351	14,808
   The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2021	23,369,331	$24	11,715,354	$310,661	$866,746	$(804,227)	$373,204	$345	$373,549
Stock based compensation expense	—	—	—	—	55	—	55	—	55
Common dividends ($0.085 per share)	—	—	—	—	—	(1,986)	(1,986)	—	(1,986)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,896)	(2,896)	—	(2,896)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(21)	(21)	—	(21)
Reclassification of Series A Preferred stock to Perm Equity	—	—	329,921	8,304	(637)	—	7,667	—	7,667
Redeemable preferred stock accretion	—	—	—	—	—	(15)	(15)	—	(15)
Redemption of Series A Preferred Stock	—	—	(49,341)	(1,228)	108	(75)	(1,195)	—	(1,195)
Net income	—	—	—	—	—	2,297	2,297	5	2,302
Balances, March 31, 2022	23,369,331	$24	11,995,934	$317,737	$866,272	$(806,923)	$377,110	$350	$377,460

	Three Months Ended March 31, 2021
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2020	14,827,410	$15	9,784,067	$262,036	$794,127	$(778,519)	$277,659	$455	$278,114
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(114)	(114)
Stock-based compensation expense	—	—	—	—	60	—	60	—	60
Common dividends ($0.075 per share)	—	—	—	—	—	(1,112)	(1,112)	—	(1,112)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,350)	(2,350)	—	(2,350)
Issuance of Series D Preferred Stock	—	—	4,045	99	(3)	—	96	—	96
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(9)	(9)	—	(9)
Reclassification of Series A Preferred Stock to permanent equity	—	—	366,991	9,144	(901)	—	8,243	—	8,243
Redeemable preferred stock accretion	—	—	—	—	—	(57)	(57)	—	(57)
Redemption of Series A Preferred Stock	—	—	(29,462)	(733)	61	(13)	(685)	—	(685)
Net loss	—	—	—	—	—	(3,670)	(3,670)	(1)	(3,671)
Balances, March 31, 2021	14,827,410	$15	10,125,641	$270,546	$793,344	$(785,730)	$278,175	$340	$278,515
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,302	$(3,671)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	5,037	5,017
Amortization of deferred debt origination costs	297	324
Amortization of premiums and discounts on debt	(3)	2
Unrealized premium adjustment	573	467
Amortization of deferred costs and accretion of fees on loans receivable, net	(150)	(129)
(Recoveries) write-offs of uncollectible receivables	109	811
Deferred income taxes	56	(72)
Stock-based compensation	55	60
Income from unconsolidated entity	(120)	—
Loans funded, held for sale to secondary market	(12,369)	(13,773)
Proceeds from sale of guaranteed loans	12,211	14,850
Principal collected on loans subject to secured borrowings	374	212
Commitment fees remitted and other operating activity	(600)	(83)
Changes in operating assets and liabilities:
Accounts receivable	372	(536)
Other assets	(3,510)	(2,530)
Accounts payable and accrued expenses	(1,717)	(722)
Deferred leasing costs	(304)	(87)
Other liabilities	4,755	1,863
Due to related parties	1,271	2,631
Net cash provided by operating activities	8,639	4,634
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,383)	(374)
Acquisition of real estate	(2,274)	—
Investment in unconsolidated entity	(22,408)	—
Loans funded	(10,407)	(11,820)
Principal collected on loans	4,393	8,638
Net cash used in investing activities	(33,079)	(3,556)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of revolving credit facilities, mortgages payable, term notes and principal on SBA 7(a) loan-backed notes	(12,867)	(7,653)
Proceeds from revolving credit facilities and term notes	40,000	14,985
Payment of principal on secured borrowings	(374)	(212)
Payment of deferred preferred stock offering costs	(223)	(148)
Payment of deferred costs	—	(125)
Payment of common dividends	(1,753)	(1,112)
Net proceeds from issuance of Preferred Stock	8,942	5,465
Payment of preferred stock dividends	(11,166)	(10,630)
Redemption of Preferred Stock	(1,147)	(687)
Noncontrolling interests’ distributions	—	(114)
Net cash provided by (used in) financing activities	21,412	(231)
(Continued)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2022	2021
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(3,028)	847
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	33,651	43,649
End of period	$30,623	$44,496
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$17,055	$34,605
Restricted cash	13,568	9,891
Total cash and cash equivalents and restricted cash	$30,623	$44,496
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,865	$2,321
Federal income taxes paid	$—	$25
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures, tenant improvements and real estate developments	$1,144	$213
Accrued preferred stock offering costs	$151	$739
Accrual of dividends payable to preferred stockholders	$3,802	$3,072
Preferred stock offering costs offset against redeemable preferred stock	$134	$87
Reclassification of Series A Preferred Stock from temporary equity to permanent equity	$7,667	$8,243
Accrued deferred costs	$—	$54
Redeemable preferred stock deemed dividends	$15	$57
Accrued redeemable preferred stock fees	$596	$541
Equity-based payment for management fees	$—	$2,419
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)

1. ORGANIZATION AND OPERATIONS
Creative Media & Community Trust Corporation (formerly known as CIM Commercial Trust Corporation) (the “Company”), is a Maryland corporation and real estate investment trust (“REIT”). The Company primarily owns and operates Class A and creative office real assets in vibrant and improving metropolitan communities throughout the United States. The Company also owns one hotel in northern California and a lending platform that originates loans under the Small Business Administration (“SBA”) 7(a) loan program. The Company seeks to acquire, operate and develop premier multifamily and creative office assets that cater to rapidly growing industries such as technology, media and entertainment in vibrant and emerging communities throughout the United States. The Company seeks to apply the expertise of CIM Group, L.P. (“CIM Group”) to the acquisition, development and operation of top-tier multifamily properties situated in dynamic markets with similar business and employment characteristics to its creative office investments.
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
The Company conducted a continuous public offering of Series A Preferred Units from October 2016 through January 2020, where each Series A Preferred Unit consisted of one share of Series A Preferred Stock, par value $0.001 per share, of the Company (collectively, the “Series A Preferred Stock”) with an initial stated value of $25.00 per share, subject to adjustment (the “Series A Preferred Stock Stated Value”), and one warrant (collectively, the “Series A Preferred Warrants”) to purchase 0.25 of a share of Common Stock, subject to adjustment (Note 11). Proceeds and expenses from the sale of the Series A Preferred Units were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance.
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
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
For more information regarding the Company’s significant accounting policies and estimates, please refer to “Basis of Presentation and Summary of Significant Accounting Policies” contained in Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2022.
Interim Financial Information—The accompanying interim consolidated financial statements of the Company have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of the Company’s management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)
results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 given, among other things, the uncertain impact of the novel coronavirus (“COVID-19”) on the Company’s operations during the remainder of the year. The accompanying interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, included in the 2021 Form 10-K.
Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In determining whether the Company has controlling interests in an entity and the requirement to consolidate the accounts in that entity, the Company analyzes its investments in real estate in accordance with standards set forth in GAAP to determine whether they are variable interest entities (“VIEs”), and if so, whether the Company is the primary beneficiary. The Company’s judgment with respect to its level of influence or control over an entity and whether the Company is the primary beneficiary of a VIE involves consideration of various factors, including the form of the Company’s ownership interest, the Company’s voting interest, the size of the Company’s investment (including loans), and the Company’s ability to participate in major policy-making decisions. The Company’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in real estate on the Company’s consolidated financial statements. As of March 31, 2022, the Company has determined that the trust formed for the benefit of the note holders (the “Trust”) for the securitization of the unguaranteed portion of certain of the Company’s SBA 7(a) loans receivable is considered a VIE. Applying the consolidation requirements for VIEs, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits.
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
Recoverability of Investments in Real Estate—The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Investments in real estate are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Company as held for sale, the Company will

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)
cease recording depreciation and amortization of the asset. The Company did not recognize any impairment of long-lived assets during the three months ended March 31, 2022 and 2021 (Note 3).
Investment in Unconsolidated Entity—In February 2022, the Company invested in an unconsolidated joint venture arrangement (the “Unconsolidated Joint Venture”) with a CIM-managed separate account (the “CM JV Partner”) to purchase an office property in Los Angeles, California for approximately $51.0 million, gross of proration amounts, of which the Company initially contributed approximately $22.4 million and the CIM JV Partner initially contributed the remaining balance. The Company accounts for its approximately 44% investment in the Unconsolidated Joint Venture under the equity method, as it has the ability to exercise significant influence over the investment. The Company has elected the fair value option (“FVO”) for its equity method investment and therefore reports this investment at fair value. As such, the Company records its share of the Unconsolidated Joint Venture’s profits or losses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s consolidated balance sheet and such share is recognized as a profit or loss on the consolidated statements of operations. The Company recorded income of $120,000 related to its investment in the Unconsolidated Joint Venture during the three months ended March 31, 2022 in the consolidated statements of operations.
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
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases when collectability is probable and the tenant has taken possession or controls the physical use of the leased asset. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as an incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. As of March 31, 2022 and December 31, 2021, lease incentives of $4.0 million and $4.0 million, respectively, are presented net of accumulated amortization of $2.8 million and $2.7 million, respectively.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)
For the three months ended March 31, 2022 and 2021, the Company recognized rental income as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Rental and other property income
Fixed lease payments (1)	$11,623	$12,444
Variable lease payments (2)	2,473	905
Rental and other property income	$14,096	$13,349
______________________
(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above-market leases, below-market leases and lease incentives.
(2)Variable lease payments include expense reimbursements billed to tenants and percentage rent, net of bad debt expense from the Company’s operating leases plus cash payments from tenants deemed not probable of collection.
Collectability of Lease-Related Receivables
The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants is probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available at the time of estimate. The Company does not use a general reserve approach. As of March 31, 2022 and December 31, 2021, the Company had identified certain tenants where collection was no longer considered probable and decreased outstanding receivables by $416,000 and $579,000, respectively, across all operating leases.
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
March 31, 2022 (Unaudited) – (Continued)
At inception of a contract with a customer for hotel goods and services, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate.
The Company presents hotel revenues net of sales, occupancy, and other taxes.
Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 16 (in thousands):

	Three Months Ended March 31,
	2022	2021
Hotel properties
Hotel income	$7,404	$1,732
Rental and other property income	374	131
Interest and other income	15	15
Hotel revenues	$7,793	$1,878
Tenant recoveries outside of the lease agreements
Tenant recoveries outside of the lease agreements are related to construction projects in which the Company’s tenants have agreed to fully reimburse the Company for all costs related to construction. These services include architectural, permit expediter and construction services. At inception of the contract with the customer, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate. While these individual services are distinct, in the context of the arrangement with the customer, all of these services are bundled together and represent a single package of construction services requested by the customer. The Company satisfies its performance obligation and recognizes revenues associated with these services over time as the construction is completed. No such amounts were recognized for tenant recoveries outside of the lease agreements for each of the three months ended March 31, 2022 and 2021. As of March 31, 2022, there were no remaining performance obligations associated with tenant recoveries outside of the lease agreements.
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
Pursuant to the SBA 7(a) Program, the Company sells the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by the Company is recorded at fair value and a discount is recorded as a reduction in basis of the retained portion of the loan. Unamortized retained loan discounts were $9.8 million and $9.6 million as of March 31, 2022 and December 31, 2021, respectively.
At the closing of the merger in 2014 between CIM Urban REIT, LLC (“CIM REIT”), an affiliate of CIM Group, and certain of its subsidiaries and PMC Commercial Trust, the predecessor to the Company, the carrying value of the Company’s loans was adjusted to estimated fair market value and acquisition discounts of $33.9 million were recorded, which are being accreted to interest and other income using the effective interest method. Acquisition discounts of $330,000 and $381,000 remained as of March 31, 2022 and December 31, 2021, respectively.
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
Loan Loss Reserves—On a quarterly basis, and more frequently if indicators exist, the Company evaluates the collectability of its loans receivable. The Company’s evaluation of collectability involves significant judgment, estimates, and a

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)
review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers’ business models and future operations. For the three months ended March 31, 2022 and 2021, the Company recorded a net impairment losses of $0 and 92,000, respectively, on its loans receivable. There were no material loans receivable subject to credit risk which were considered to be impaired as of March 31, 2022 or December 31, 2021. The Company considers a loan to be impaired when the Company does not expect to collect all of the contractual interest and principal payments as scheduled in the loan agreements. The Company also establishes a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to the Company. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, the Company establishes the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions. As of March 31, 2022 and December 31, 2021, the Company had loan loss reserves of $980,000 and $943,000, respectively.
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
As of March 31, 2022 and December 31, 2021, deferred rent receivable and charges consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Deferred rent receivable	$20,702	$20,870
Deferred leasing costs, net of accumulated amortization of $9,228 and $8,971, respectively	8,205	8,453
Deferred offering costs	6,360	6,281
Other deferred costs	491	491
Deferred rent receivable and charges, net	$35,758	$36,095
Redeemable Preferred Stock—Beginning on the date of original issuance of any given shares of Series A Preferred Stock or Series D Preferred Stock, and from and after the fifth anniversary date of the original issuance of the Series L Preferred Stock, the holder of such shares has the right to require the Company to redeem such shares, subject to certain limitations as discussed in Note 10. The Company records the activity related to the Series A Preferred Warrants, Series D Preferred Stock and Series L Preferred Stock in permanent equity. In the event a holder of Series A Preferred Stock requests redemption of such shares and such redemption takes place prior to the first anniversary of the date of original issuance, the Company is required to pay such redemption in cash. As a result, the Company records issuances of Series A Preferred Stock in temporary equity. On the first anniversary of the date of original issuance of a particular share of Series A Preferred Stock, the Company reclassifies such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date.
Noncontrolling Interests—Noncontrolling interests represent the interests in various properties owned by third-parties.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)
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
Recently Issued Accounting Pronouncements—In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”) in November 2018. Subsequently, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-02 to provide additional guidance on the credit losses standard. ASU 2016-13 and the related updates improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held-for-investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASU No. 2016-02, Leases (Topic 842). For smaller reporting companies, public entities that are not SEC filers, and entities that are not public business entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2022. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018. The Company has been evaluating the impact of adoption of ASU 2016-13 on its consolidated financial statements and expects to adopt ASU 2016-13 and the related updates beginning on January 1, 2023.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)
3. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Land	$143,508	$141,236
Land improvements	2,648	2,644
Buildings and improvements	454,695	454,431
Furniture, fixtures, and equipment	4,405	4,398
Tenant improvements	29,508	29,733
Work in progress	11,191	10,260
Investments in real estate	645,955	642,702
Accumulated depreciation	(148,511)	(144,718)
Net investments in real estate	$497,444	$497,984
For the three months ended March 31, 2022 and 2021, the Company recorded depreciation expense of $4.2 million and $4.2 million.
2022 Transactions—During the three months ended March 31, 2022, the Company acquired a 100% fee-simple interest in the following property from an unrelated third-party. The purchase was accounted for as an asset acquisition. Please see “Investments in Unconsolidated Entities” (Note 4) below for information on the Company’s acquisition of an approximate 44% interest in an office property in February 2022.

	Asset	Date of		Purchase
Property	Type	Acquisition	Square Feet	Price (1)
				(in thousands)
3101 S Western Avenue, Los Angeles, CA (2)	Multifamily (2)	February 11, 2022	3,752	$2,260

(1)Transaction costs that were capitalized as a component of the assets acquired and liabilities assumed in connection with the acquisition of this property totaled $14,000, which are not included in the purchase price above.
(2)The property is located on a land site of approximately 11,300 square feet. The Company intends to entitle the property and develop approximately 45 residential units.
There were no dispositions during the three months ended March 31, 2022.
2021 Transactions— There were no acquisitions or dispositions for the three months ended March 31, 2021.
The results of operations of the property the Company acquired have been included in the consolidated statements of operations from the date of acquisition. The purchase price of the acquisition completed during the three months ended March 31, 2022 was less than 10% of the Company’s total assets as of the respective most recent annual consolidated financial statements filed at or prior to the date of acquisition. The following table summarizes the purchase price allocation of the aforementioned acquisition during the three months ended March 31, 2022.

(in thousands)
Land	$2,271
Land improvements	3
Net assets acquired	$2,274

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)
4. INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table details the Company’s equity method investments in unconsolidated entities. Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies for more details (dollars in thousands):

					Carrying Value
Property	Asset Type	Location	Date of Acquisition	Ownership Interest	March 31, 2022	December 31, 2021
1910 Sunset Blvd (1)	Office	Los Angeles, CA	February 11, 2022	44%	$22,528	$—
______________________
(1)1910 Sunset Blvd is an office building with 97,564 square feet of office space and 2,760 square feet of retail space. The Unconsolidated Joint Venture plans to undertake a capital improvement program to renovate and modernize the building into creative office space as well as a limited number of multifamily units.
The Company did not receive any distributions from the Unconsolidated Joint Venture during the three months ended March 31, 2022.
5. LOANS RECEIVABLE
Loans receivable consist of the following (in thousands):

	March 31, 2022	December 31, 2021
SBA 7(a) loans receivable, subject to credit risk	$45,802	$42,103
SBA 7(a) loans receivable, subject to loan-backed notes	16,869	18,050
SBA 7(a) loans receivable, Paycheck Protection Program	3,386	5,050
SBA 7(a) loans receivable, subject to secured borrowings	6,458	6,857
SBA 7(a) loans receivable, held for sale	6,415	1,200
Loans receivable	78,930	73,260
Deferred capitalized costs, net	1,454	1,226
Loan loss reserves	(980)	(943)
Loans receivable, net	$79,404	$73,543
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
SBA 7(a) Loans Receivable, Paycheck Protection Program—As an SBA 7(a) licensee, the Company originated loans under the PPP. As of March 31, 2022, a significant portion of these loans have been either forgiven or repaid, and the Company expects that all of the outstanding PPP loans will be forgiven, either in part or in full, by the SBA or be repaid by the borrower, including both principal and accrued interest.
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
Other
As of March 31, 2022 and December 31, 2021, the Company’s loans subject to credit risk were 99.9% and 99.8%, respectively, concentrated in the hospitality industry. As of March 31, 2022 and December 31, 2021, 100.0% and 100.0%,

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)
respectively, of the Company’s loans subject to credit risk were current. The Company classifies loans with negative characteristics in substandard categories ranging from special mention to doubtful. As of March 31, 2022 and December 31, 2021, $1.0 million and $1.1 million, respectively, of loans subject to credit risk were classified in substandard categories.
6. OTHER INTANGIBLE ASSETS AND LIABILITIES
A schedule of the Company’s intangible assets and liabilities and related accumulated amortization and accretion as of March 31, 2022 and December 31, 2021 is as follows (in thousands):

	March 31, 2022	December 31, 2021
Intangible assets:
Acquired in-place leases, net of accumulated amortization of $8,463 and $9,030, respectively, both with an average useful life of 9 years	$2,028	$2,266
Acquired above-market leases, net of accumulated amortization of $30 and $27, respectively, both with an average useful life of 6 years	25	28
Trade name and license	2,957	2,957
Total intangible lease assets, net	$5,010	$5,251
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $996 and $1,134, respectively, both with an average useful life of 5 years	$168	$237
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
During the three months ended March 31, 2022 and 2021, the Company recognized amortization related to its intangible assets and liabilities as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Acquired above-market lease amortization	$3	$3
Acquired in-place lease amortization	$238	$296
Acquired below-market lease amortization	$69	$115
A schedule of future amortization and accretion of acquired intangible assets and liabilities as of March 31, 2022, is as follows (in thousands):

	Assets		Liabilities
Years Ending December 31,	Acquired Above-Market Leases	Acquired In-Place Leases	Acquired Below-Market Leases
2022 (Nine months ending December 31, 2022)	$9	$574	$(166)
2023	9	469	(2)
2024	5	374	—
2025	2	171	—
2026	—	123	—
Thereafter	—	317	—
	$25	$2,028	$(168)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)
7. DEBT
The following table summarizes the debt balances as of March 31, 2022 and December 31, 2021, and the debt activity for the three months ended March 31, 2022 (in thousands):

		During the Three Months Ended March 31, 2022
	Balances as of December 31, 2021	Debt Issuances & Assumptions	Repayments	Accretion & (Amortization)	Balances as of March 31, 2022
Mortgage Payable:
Outstanding Balance	$97,100	$—	$—	$—	$97,100
Deferred debt origination costs — Mortgage Payable	(120)	—	—	6	(114)
Total Mortgage Payable	96,980	—	—	6	96,986
Secured Borrowings — Government Guaranteed Loans:
Outstanding Balance	6,671	—	(374)	—	6,297
Unamortized premiums	305	—	—	(27)	278
Total Secured Borrowings — Government Guaranteed Loans	6,976	—	(374)	(27)	6,575
Other Debt:
2018 revolving credit facility	60,000	40,000	(10,000)	—	90,000
2020 unsecured revolving credit facility	—	—	—	—	—
Junior subordinated notes	27,070	—	—	—	27,070
SBA 7(a) loan-backed notes	7,670	—	(1,518)	—	6,152
Borrowed funds from the Federal Reserve through the Paycheck Protection Program Liquidity Facility	5,030	—	(1,349)	—	3,681
Deferred debt origination costs — other	(989)	—	—	291	(698)
Discount on junior subordinated notes	(1,592)	—	—	24	(1,568)
Total Other Debt	97,189	40,000	(12,867)	315	124,637
Total Debt, Net	$201,145	$40,000	$(13,241)	$294	$228,198
Mortgage Payable—The mortgage payable is secured by a deed of trust on a property and assignments of rents receivable. As of March 31, 2022, the Company’s mortgage payable had a fixed interest rate of 4.14% per annum, with monthly payments of interest only, due on July 1, 2026. The loan is nonrecourse.
Secured Borrowings—Government Guaranteed Loans—Secured borrowings—government guaranteed loans represent sold loans which are treated as secured borrowings because the loan sales did not meet the derecognition criteria provided for in ASC 860-30, Secured Borrowing and Collateral. These loans included cash premiums that are amortized as a reduction to interest expense over the life of the loan using the effective interest method and are fully amortized when the underlying loan is repaid in full. As of March 31, 2022, the Company’s secured borrowings-government guaranteed loans included $3.7 million of loans sold for a premium and excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 3.88%, and $2.6 million of loans sold for an excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 1.56%.
2018 Revolving Credit Facility—In October 2018, the Company entered into a secured revolving credit facility with a bank syndicate that, as amended, allows the Company to borrow up to $209.5 million, subject to a borrowing base calculation (the “2018 revolving credit facility”). In September 2020, the 2018 revolving credit facility was amended (the “2018 Credit Facility Modification”) to remedy the effect that COVID-19 had on the Company’s ability to borrow under the 2018 revolving credit facility during the period from September 2, 2020 through August 14, 2021 (the “Deferral Period”). The 2018 revolving credit facility bore interest during the Deferral Period at (A) the base rate plus 1.05% or (B) LIBOR plus 2.05% and (ii) bears

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)
interest after the Deferral Period, at (A) the base rate plus 0.55% or (B) LIBOR plus 1.55%. As of March 31, 2022 and December 31, 2021, the variable interest rate was 2.49% and 2.15%, respectively. The 2018 revolving credit facility is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The 2018 revolving credit facility is secured by deeds of trust on certain of the Company’s properties. The 2018 revolving credit facility contains customary covenants and is not subject to any financial covenants (though the amount the Company may borrow under the 2018 revolving credit facility is determined by a borrowing base calculation). The 2018 revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions, including providing notice of the election and paying an extension fee of 0.15% of each lender’s commitment being extended on the effective date of such extension. The Company expects to extend its maturity to October 2023, subject to satisfying such conditions, and/or refinance such indebtedness. As of March 31, 2022 and December 31, 2021, $90.0 million and $60.0 million, respectively, was outstanding under the 2018 revolving credit facility, and approximately $106.2 million and $117.6 million, respectively, was available for future borrowings.
2020 Unsecured Revolving Credit Facility—In May 2020, the Company entered into an unsecured revolving credit facility with a bank (the “2020 unsecured revolving credit facility”) pursuant to which the Company can borrow up to a maximum of $10.0 million. Outstanding advances under the 2020 unsecured revolving credit facility bear interest at the rate of 1.00%. The Company also pays a revolving credit facility fee of 1.12% with each advance under the 2020 unsecured revolving credit facility, which fee is subject to a cap of $112,000 in the aggregate. The 2020 unsecured revolving credit facility contains certain customary covenants including a maximum leverage ratio and a minimum fixed charge coverage ratio, as well as certain other conditions. The 2020 unsecured revolving credit facility matured on May 1, 2022. As of March 31, 2022, no amounts were outstanding under the 2020 unsecured revolving credit facility and $10.0 million was available for future borrowings.
Junior Subordinated Notes—The Company has junior subordinated notes with a variable interest rate which resets quarterly based on the three-month LIBOR plus 3.25%, with quarterly interest only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at the Company’s option.
SBA 7(a) Loan-Backed Notes—On May 30, 2018, the Company completed a securitization of the unguaranteed portion of certain of its SBA 7(a) loans receivable with the issuance of $38.2 million of unguaranteed SBA 7(a) loan-backed notes. The SBA 7(a) loan-backed notes are secured by deeds of trust or mortgages and are collateralized solely by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of the Company’s SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of the Company’s collateralized SBA 7(a) loans, at issuance, the Company estimated the weighted average remaining life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%. As of March 31, 2022 and December 31, 2021, the variable interest rate was 1.56% and 1.49%, respectively. The Company reflects the SBA 7(a) loans receivable as assets on its consolidated balance sheets and the SBA 7(a) loan-backed notes as debt on its consolidated balance sheets. The restricted cash on the Company’s consolidated balance sheets included funds related to the Company’s SBA 7(a) loan-backed notes of $2.0 million and $1.9 million as of March 31, 2022 and December 31, 2021, respectively.
Paycheck Protection Program Liquidity Facility—In June 2020, the Company commenced borrowing funds from the Federal Reserve through the PPP Liquidity Facility (the “PPPLF”) to finance all the loans the Company originated under the PPP. Advances under the PPPLF carry an interest rate of 0.35%, are made on a dollar-for-dollar basis based on the amount of loans originated under the PPP and are secured by loans made by the Company under the PPP. The PPPLF contains customary covenants but is not subject to any financial covenants. The maturity date of PPPLF borrowings is the same as the maturity date of the loans pledged to secure the extension of credit, generally two years. At maturity, both principal and accrued interest are due. The maturity date of a PPPLF borrowing will be accelerated if, among other things, the Company has been reimbursed by the SBA for a loan forgiveness (to the extent of the forgiveness), the Company has received payment from the SBA representing exercise of the loan guarantee or the Company has received payment from the underlying borrower (to the extent of the payment received). As of March 31, 2022 and December 31, 2021, $3.7 million and $5.0 million, respectively, was outstanding under the PPPLF. As the PPP has ended, no new extensions of credit may be made under the PPPLF.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)
As of March 31, 2022 and December 31, 2021, accrued interest and unused commitment fees payable of $473,000 and $467,000, respectively, were included in accounts payable and accrued expenses.
Future principal payments on the Company’s debt (face value) as of March 31, 2022 are as follows (in thousands):

Years Ending December 31,	Mortgage Payable	Secured Borrowings Principal (1)	2018 Revolving Credit Facility	Other (1) (2)	Total
2022 (Nine months ending December 31, 2022)	$—	$370	$90,000	$1,797	$92,167
2023	—	381	—	1,198	1,579
2024	—	392	—	1,210	1,602
2025	—	403	—	1,283	1,686
2026	97,100	415	—	424	97,939
Thereafter	—	4,336	—	30,991	35,327
	$97,100	$6,297	$90,000	$36,903	$230,300
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
8. STOCK-BASED COMPENSATION PLANS
On April 3, 2015, the Company’s board of directors (the “Board of Directors”) unanimously approved the Company’s 2015 Equity Incentive Plan (the “2015 Equity Incentive Plan”), which was approved by the Company’s stockholders. Under the 2015 Equity Incentive Plan, the Company granted awards of restricted shares of Common Stock to each of the independent members of the Board of Directors as follows:

Grant Date (1)	Vesting Date	Restricted Shares of Common Stock - Individual	Restricted Shares of Common Stock - Aggregate
May 2020	February 2021 (2)	5,478	5,478
May 2020	May 2021	5,478	16,434
May 2021	(3)	5,083	20,332
______________________
(1)Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period, and generally vests based on one year of continuous service. The Company recorded compensation expense related to these restricted shares of Common Stock in the amount of $55,000 and $60,000 for the three months ended March 31, 2022 and 2021, respectively.
(2)On February 11, 2021, the Company’s Board of Directors approved the immediate vesting of 5,478 shares that had been granted in May 2020 to a former independent member of the Board of Directors following his death.
(3)These shares will vest after one year of continuous service, other than the shares granted to Mr. Frank Golay, Jr., a former independent director of the Company, which vested on May 2, 2022. Mr. Golay retired from the Board on May 2, 2022 and, in recognition of his service to the Company, the Board accelerated the vesting of Mr. Golay’s shares.
As of March 31, 2022, there was $18,000 of total unrecognized compensation expense related to restricted shares of Common Stock which will be recognized ratably over the remaining vesting period.
9. EARNINGS PER SHARE ("EPS")
The computations of basic EPS are based on the Company’s weighted average shares outstanding. In order to calculate the diluted weighted average number of shares of Common Stock outstanding for the three months ended March 31, 2022, the

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)
basic weighted average number of shares of Common Stock outstanding was increased by 2,477 shares to reflect the dilutive effect of certain shares of the Company’s Series A Preferred Stock, while no shares of Series A Preferred Stock outstanding as of March 31, 2021 were included in the computation of diluted EPS because they had no dilutive effect. No shares of Series D Preferred Stock outstanding as of March 31, 2022 or 2021 were included in the computation of diluted EPS because they had no dilutive effect. Outstanding Series A Preferred Warrants were not included in the computation of diluted EPS for the three months ended March 31, 2022 and 2021 because their impact was either anti-dilutive or such warrants were not exercisable during such periods (Note 11). Outstanding shares of Series L Preferred Stock were not included in the computation of diluted EPS for the three months ended March 31, 2022 and 2021 because such shares were not redeemable during such periods.
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.
The following table reconciles the numerator and denominator used in computing the Company’s basic and diluted per-share amounts for net loss attributable to common stockholders for the three months ended March 31, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(2,811)	$(8,206)
Redeemable preferred stock dividends declared on dilutive shares	(1)	—
Diluted net loss attributable to common stockholders	$(2,812)	$(8,206)
Denominator:
Basic weighted average shares of Common Stock outstanding	23,349	14,808
Effect of dilutive securities—contingently issuable shares	2	—
Diluted weighted average shares and common stock equivalents outstanding	23,351	14,808
Net loss attributable to common stockholders per share:
Basic	$(0.12)	$(0.55)
Diluted	$(0.12)	$(0.55)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)
10. REDEEMABLE PREFERRED STOCK
The table below provides information regarding the issuances, reclassifications and redemptions of each class of the Company’s preferred stock in permanent equity during the three months ended March 31, 2022 and 2021 (dollar amounts in thousands):

	Preferred Stock
	Series A		Series D		Series L		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2020	4,377,762	$108,729	19,145	$473	5,387,160	$152,834	9,784,067	$262,036
Issuance of Series D Preferred Stock	—	—	4,045	99	—	—	4,045	99
Reclassification of Series A Preferred Stock to permanent equity	366,991	9,144	—	—	—	—	366,991	9,144
Redemption of Series A Preferred Stock	(29,462)	(733)	—	—	—	—	(29,462)	(733)
Balances, March 31, 2021	4,715,291	$117,140	23,190	$572	5,387,160	$152,834	10,125,641	$270,546

Balances, December 31, 2021	6,271,337	$156,431	56,857	$1,396	5,387,160	$152,834	11,715,354	$310,661
Issuance of Series D Preferred Stock	—	—	—	—	—	—	—	—
Reclassification of Series A Preferred stock to Perm Equity	329,921	8,304	—	—	—	—	329,921	8,304
Redemption of Series A Preferred Stock	(49,341)	(1,228)	—	—	—	—	(49,341)	(1,228)
Balances, March 31, 2022	6,551,917	$163,507	56,857	$1,396	5,387,160	$152,834	11,995,934	$317,737
As of March 31, 2022, the Company had issued in registered public offerings 7,949,521 shares of Series A Preferred Stock, 4,603,287 Series A Preferred Warrants and 56,857 shares of Series D Preferred Stock and received gross proceeds of $200.1 million ($197.9 million of which was allocated to the Series A Preferred Stock, $761,000 of which was allocated to the Series A Preferred Warrants, and $1.4 million of which was allocated to the Series D Preferred Stock) and, additionally, had issued 568,681 shares of Series A Preferred Stock as payment for services to the Administrator, for which no cash proceeds were received. In connection with such issuance, costs specifically identifiable to the offering of Series A Preferred Stock, Series A Preferred Warrants and Series D Preferred Stock, such as commissions, dealer manager fees and other offering fees and expenses, totaled $16.6 million ($16.4 million of which was allocated to the Series A Preferred Stock, $142,000 of which was allocated to the Series A Preferred Warrants, and $35,000 of which was allocated to the Series D Preferred Stock). In addition, as of March 31, 2022, non-issuance-specific costs related to this offering totaled $8.2 million. As of March 31, 2022, the Company had reclassified and allocated $1.8 million, $5,000 and $13,000 from deferred charges to Series A Preferred Stock, Series A Preferred Warrants and Series D Preferred Stock, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering. As of March 31, 2022, there were 8,245,566 shares of Series A Preferred Stock outstanding, 4,458,589 Series A Preferred Warrants to purchase 1,156,393 shares of Common Stock outstanding, and 56,857 shares of Series D Preferred Stock outstanding. As of March 31, 2022, 272,636 shares of Series A Preferred Stock and no shares of Series D Preferred Stock had been redeemed.
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
March 31, 2022 (Unaudited) – (Continued)
Since February 2020, the Company has been conducting a continuous public offering with respect to shares of the Company’s Series A Preferred Stock, which, since such time, is no longer being issued as a unit with an accompanying Series A Preferred Warrant.
Net proceeds from the issuance of shares of Series A Preferred Stock are initially recorded in temporary equity at an amount equal to the gross proceeds allocated to such shares of Series A Preferred Stock minus the costs specifically identifiable to the issuance of such shares and the non-issuance specific offering costs allocated to such shares. If the net proceeds from the issuance of shares of Series A Preferred Stock are less than the redemption value of such shares at the time they are issued, or if the redemption value of such shares subsequently becomes greater than the carrying value of such shares, an adjustment is recorded to increase the carrying amount of such shares to their redemption value as of the balance sheet date. Such adjustment is considered a deemed dividend for purposes of calculating basic and diluted EPS. For the three months ended March 31, 2022 and 2021, the Company recorded redeemable preferred stock deemed dividends of $15,000 and $57,000, respectively, related to such adjustments.
On the first anniversary of the issuance of a particular share of Series A Preferred Stock, the Company reclassifies such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of March 31, 2022, the Company had reclassified an aggregate of $153.9 million in net proceeds from temporary equity to permanent equity.
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
Until the fifth anniversary of the date of original issuance of the Series L Preferred Stock, the Company is prohibited from issuing any shares of preferred stock ranking senior to or on parity with the Series L Preferred Stock with respect to the payment of dividends, other distributions, liquidation, and or dissolution or winding up of the Company unless the Minimum Fixed Charge Coverage Ratio, calculated in accordance with the Articles Supplementary describing the Series L Preferred Stock, is equal to or greater than 1.25:1.00. As of March 31, 2022 and December 31, 2021, the Company was in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio.
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
March 31, 2022 (Unaudited) – (Continued)
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
The Company expects to pay dividends on the Series L Preferred Stock in arrears on an annual basis in accordance with the foregoing provisions, unless the Company’s results of operations, general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.00% per year, up to a maximum rate of 8.50% per annum. However, prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, the Company must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by the Company’s Board of Directors at the end of the prior fiscal year. On December 29, 2021, the Company announced an Initial Dividend on shares of its Common Stock for fiscal year 2022 in the aggregate amount of $7,010,799, of which $1,986,000 had been paid as of March 31, 2022.
During the three months ended March 31, 2022, the Company paid $2.7 million, $20,000 and $8.4 million of cash dividends on the Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, respectively. During the three months ended March 31, 2021, the Company paid $2.2 million, $7,000 and $8.4 million of cash dividends on the Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, respectively.
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
March 31, 2022 (Unaudited) – (Continued)
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
11. STOCKHOLDERS’ EQUITY
Dividends
Holders of the Company’s Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by the Company out of legally available funds. In determining the Company’s dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, the Company’s financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. Cash dividends per share of Common Stock declared in respect of the three months ended March 31, 2022 and 2021 consist of the following:

Declaration Date	Payment Date	Type	Cash Dividend Per Share of Common Stock
March 8, 2022	April 1, 2022	Regular Quarterly	$0.085

March 5, 2021	March 30, 2021	Regular Quarterly	$0.075
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
Proceeds and expenses from the sale of the Series A Preferred Units were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of March 31, 2022, the Company had 4,458,589 Series A Preferred Warrants outstanding to purchase 1,156,393 shares of Common Stock in connection with the Company’s offering of Series A Preferred Units and allocated net proceeds of $606,000, after specifically identifiable offering costs and allocated general offering costs, to the Series A Preferred Warrants in permanent equity.
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
March 31, 2022 (Unaudited) – (Continued)
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
Investment in Unconsolidated Entity—The Company has elected the FVO for its equity method investment and, therefore, reports this investment at fair value. To determine the fair value of the assets and liabilities of its equity method investment, the Company utilizes a discounted cash flow methodology, taking into consideration various factors including discount rate and exit capitalization rate. After the fair value of the assets and liabilities are determined, the Company applies its ownership interest to the net asset value and reflects this amount as its equity method investment at fair value on the consolidated balance sheet. The inputs used in determining the Company’s equity method investments carried at fair value are considered Level 3. As the investment in the Unconsolidated Joint Venture was made in February 2022, the Company carried the investment at cost as of March 31, 2022 as it believes this approximates fair value.
Debt—The carrying amounts of the Company’s secured borrowings—government guaranteed loans, SBA 7(a) loan-backed notes, 2018 Revolving Credit Facility and borrowed funds from the Federal Reserve through the PPPLF approximate their fair values, as the interest rates on these securities are variable and approximate current market interest rates. The Company determines the fair value of mortgage notes payable and junior subordinated notes by performing discounted cash flow analyses using an appropriate market discount rate. The Company calculates the market discount rate for its mortgage notes payable by obtaining period-end treasury or swap rates, as applicable, for maturities that correspond to the maturities of the Company’s debt and then adding an appropriate credit spread. These credit spreads take into account factors such as the Company’s credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt. When estimating the fair value of the Company’s mortgages payable as of March 31, 2022 and December 31, 2021, the Company used a rate of 4.42% and 3.22%, respectively. The rate used to estimate the fair value of the Company’s junior subordinated notes was 5.21% and 4.46% as of March 31, 2022 and December 31, 2021, respectively.
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

	March 31, 2022		December 31, 2021
	Discount Rate	Prepayment Rate	Discount Rate	Prepayment Rate
SBA 7(a) loans receivable, subject to credit risk	6.50% - 8.50%	4.33% - 17.50%	6.25% - 8.25%	5.00% - 17.50%
SBA 7(a) loans receivable, subject to loan-backed notes	6.00% - 8.00%	5.00% - 17.50%	5.75% - 7.75%	5.00% - 17.50%
SBA 7(a) loans receivable, paycheck protection program	1.00%	N/A	1.00%	N/A
SBA 7(a) loans receivable, subject to secured borrowings	7.25% - 8.00%	5.00% - 17.50%	7.00% - 7.75%	5.00% - 17.50%

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)
Other Financial Instruments—The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at March 31, 2022 and December 31, 2021. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on the Company’s consolidated balance sheets are as follows (dollar amounts in thousands):

	March 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
Assets:
SBA 7(a) loans receivable, subject to credit risk	$46,118	$47,726	$42,416	$44,399	3
SBA 7(a) loans receivable, subject to loan-backed notes	$16,901	$18,380	$18,077	$19,635	3
SBA 7(a) loans receivable, paycheck protection program	$3,287	$3,387	$4,903	$5,050	3
SBA 7(a) loans receivable, subject to secured borrowings	$6,491	$6,575	$6,891	$6,976	3
SBA 7(a) loans receivable, held for sale	$6,607	$7,111	$1,256	$1,355	3
Liabilities:
Mortgages payable (1)	$97,100	$96,030	$97,100	$100,838	2, 3
Junior subordinated notes (1)	$27,070	$24,518	$27,070	$24,378	3
______________________
(1)The carrying amounts for the mortgage payable and junior subordinated notes represents the principal outstanding amounts, excluding deferred debt issuance costs and discounts.
The estimated fair values of those financial instruments which are recorded at fair value on a recurring basis on the Company’s consolidated balance sheets are as follows (dollar amounts in thousands):

	Estimated Fair Value
	March 31, 2022	December 31, 2021	Level
Assets:
Investment in unconsolidated entity (1)	$22,528	$—	3
______________________
(1)Represents the Company’s equity-method investment in 1910 Sunset Blvd which was acquired in February 2022 and was carried at cost as of March 31, 2022.
The following table details the Company’s share of the Unconsolidated Joint Venture measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investment in Unconsolidated Entity
Balance as of December 31, 2021	$—
Purchases	22,408
Income from unconsolidated entity	120
Balance as of March 31, 2022	$22,528
13. RELATED-PARTY TRANSACTIONS
Asset Management and Other Fees to Related Parties
Asset Management Fees; Administrative Fees and Expenses—CIM Urban and CIM Capital, LLC, an affiliate of CIM REIT and CIM Group (“CIM Capital”), have an investment management agreement, pursuant to which CIM Urban engaged CIM Capital to provide certain services to CIM Urban (the “Investment Management Agreement”). CIM Capital has assigned its duties under the Investment Management Agreement to its four wholly-owned subsidiaries: CIM Capital Securities

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)
Management, LLC, a securities manager, CIM Capital RE Debt Management, LLC, a debt manager, CIM Capital Controlled Company Management, LLC, a controlled company manager, and CIM Capital Real Property Management, LLC, a real property manager. The “Operator” refers to CIM Capital and its four wholly-owned subsidiaries.
The Company and its subsidiaries have a master services agreement (the “Master Services Agreement”) with CIM Service Provider, LLC (the “Administrator”), an affiliate of CIM Group, pursuant to which the Administrator provides, or arranges for other service providers to provide, management and administration services to the Company and its subsidiaries. Pursuant to the Master Services Agreement, the Company appointed an affiliate of CIM Group as the administrator of Urban Partners GP, LLC.
On January 5, 2022, the Company and certain of its subsidiaries entered into a Fee Waiver (the “Fee Waiver”) with the Operator and the Administrator with respect to fees that are payable to them. The Fee Waiver is effective retroactively to January 1, 2022 (the “Effective Date”). Pursuant to the Fee Waiver, the Administrator agreed to voluntarily waive any fees in excess of those set forth in the Fee Waiver, to the extent it would otherwise have been entitled to such additional compensation under the Master Service Agreement, and the Operator agreed to voluntarily waive any fees in excess of those set forth in the Fee Waiver, to the extent it would otherwise have been entitled to such additional compensation under the Investment Management Agreement.
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
Subject to applicable laws and regulations under Nasdaq and the TASE and the agreement of the Operator, the Company will pay the Base Fee owed with respect to the first quarter of 2022 in shares of its Series A Preferred Stock and it is likely that the Company will pay some or part of the remainder of the Base Fees incurred during the year ended December 31, 2022 in shares of Series A Preferred Stock.
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
March 31, 2022 (Unaudited) – (Continued)
original acquisition price plus any subsequent, non-reimbursed capital improvements thereon paid for by the Company).
Following the end of each quarter, the Administrator will deliver to the Company (i) a calculation of the cumulative fees earned by the Operator and the Administrator under the methodology prescribed by the Fee Waiver (the “Fee Waiver Methodology”) from the Effective Date through the end of such quarter and (ii) a calculation of the cumulative fees that would have been earned, in the absence of the Fee Waiver, by the Operator and the Administrator during such period under the Master Services Agreement and the Investment Management Agreement, without giving effect to the Fee Waiver (the “Prior Methodology”). If, in respect of any quarter, the aggregate fees that are payable under the Fee Waiver Methodology exceed the aggregate fees that would have been payable under the Prior Methodology for the equivalent period, such quarter is deemed an “Excess Quarter”. For any quarter following an Excess Quarter, the Company (upon the direction of the independent members of the Board) may, at its option and upon written notice to Administrator, elect to calculate all fees due to the Administrator and the Operator in accordance with the Prior Methodology from and after such Excess Quarter. Any election by the Company to adopt the Prior Methodology is irrevocable, and all fees due to the Administrator and the Operator from and after such election will be calculated in accordance with the Prior Methodology.
Pursuant to the Investment Management Agreement, the asset management fee prior to January 1, 2022 (the “Prior Asset Management Fee”) was calculated as a percentage of the daily average adjusted fair value of CIM Urban’s assets as follows (dollar amounts in thousands):

Daily Average Adjusted Fair Value of CIM Urban’s Assets
		Quarterly Fee Percentage
From Greater of	To and Including
$—	$500,000	0.2500%
$500,000	$1,000,000	0.2375%
$1,000,000	$1,500,000	0.2250%
$1,500,000	$4,000,000	0.2125%
$4,000,000	$20,000,000	0.1000%
In lieu of cash payment of the Prior Asset Management Fee, the Company has issued to the Operator shares of its Series A Preferred Stock. Subject to applicable laws and regulations under Nasdaq and the TASE and the agreement of the Operator, the Company will issue shares of its Series A Preferred Stock to the Operator as payment for the quarterly Prior Asset Management Fee for the quarter ended December 31, 2021.
Under the Master Services Agreement, for fiscal quarters prior to April 1,2020, the Company paid a base service fee (the “Base Service Fee”) to the Administrator initially set at $1.0 million per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. On May 11, 2020, the Master Services Agreement was amended to replace the Base Service Fee with an incentive fee (the “Prior Incentive Fee”) pursuant to which the Administrator was entitled to receive, on a quarterly basis, 15.00% of the Company’s quarterly core funds from operations in excess of a quarterly threshold equal to 1.75% (i.e., 7.00% on an annualized basis) of the Company’s average Adjusted Common Equity (defined above) for such quarter. The amendment was effective as of April 1, 2020 and was further modified by the Fee Waiver described above.
In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and or reimbursement for performing certain services for the Company and its subsidiaries that are not covered by the Base Service Fee or the Prior Incentive Fee, as the case may be. During the three months ended March 31, 2022 and 2021, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, operational and on-going support in connection with the Company’s offering of Preferred Stock. The Administrator’s compensation is based on the salaries and benefits of the employees of the Administrator and or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of the Company and its subsidiaries). The expense for such services is included in expense reimbursements to related parties—corporate in the accompanying consolidated statements of operations.
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
March 31, 2022 (Unaudited) – (Continued)
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
March 31, 2022 (Unaudited) – (Continued)
The Company recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Asset Management Fees:
Asset management fees (1)	$921	$2,259
Property Management Fees and Reimbursements:
Property management fees	$438	$403
Onsite management and other cost reimbursement	$425	$809
Leasing commissions	$78	$15
Construction management fees	$60	$13
Administrative Fees and Expenses:
Expense reimbursements to related parties - corporate	$422	$605
Lending Segment Expenses:
Expense reimbursements to related parties - lending segment(2)	$469	$731
Offering-Related Fees:
Upfront dealer manager and trailing dealer manager fees(3)	$122	$150
Non-issuance specific offering costs (4)	$39	$21
______________________
(1)The Company issued to the Operator 89,338 shares of Series A Preferred Stock in lieu of cash payment of the asset management fees incurred during the three months ended March 31, 2021.
(2)Expense reimbursements to related parties - lending segment do not include personnel costs capitalized to deferred loan origination costs of $81,000 and $62,000 for the three months ended March 31, 2022 and 2021, respectively.
(3)Represents fees earned by CCO Capital and allocated to Series A Preferred Stock and Series D Preferred Stock.
(4)As of March 31, 2022 and March 31, 2021, $2.2 million and $1.7 million, respectively, was included in deferred costs as reimbursable expenses incurred pursuant to the Master Services Agreement and the then applicable dealer manager agreement with CCO Capital. These non-issuance specific costs are allocated against the gross proceeds from the sale of the Series A Preferred Stock and the Series D Preferred Stock on a pro rata basis for each issuance as a percentage of the total offering.
As of March 31, 2022 and December 31, 2021, due to related parties consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Asset management fees	$3,164	$2,244
Property management fees and reimbursements	605	320
Expense reimbursements - corporate	722	692
Expense reimbursements - lending segment	525	341
Upfront dealer manager and trailing dealer manager fees	598	638
Non-issuance specific offering costs	134	143
Other amounts due to the CIM Management Entities and certain of its affiliates	64	163
Total due to related parties	$5,812	$4,541

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)
Affiliate Investments
In February 2022, the Company invested with a CIM-managed separate account (the “CIM JV Partner”) in the Unconsolidated Joint Venture which purchased an office property in Los Angeles, California for approximately $51.0 million, gross of proration amounts, of which the Company initially contributed approximately $22.4 million and the CIM JV Partner initially contributed the remaining balance. See Note 2 and Note 4 for more information.
Other
On May 15, 2019, CIM Group entered into an approximately 11-year lease for approximately 32,000 rentable square feet with respect to a property owned by the Company. The lease was amended on August 7, 2019 to reduce the rentable square feet to approximately 30,000 rentable square feet. For the three months ended March 31, 2022 and 2021, the Company recorded rental and other property income related to this tenant of $370,000 and $370,000, respectively.
14. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer when the terms established in the contract are met. The Company’s outstanding commitments to fund loans were $16.4 million as of March 31, 2022, the majority of which are for prime-based loans to be originated by the Company’s subsidiary engaged in SBA 7(a) Small Business Loan Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, the Company has certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. The Company had a total of $6.7 million in future obligations under leases to fund tenant improvements and other future construction obligations as of March 31, 2022. As of March 31, 2022, $2.5 million was funded to reserve accounts included in restricted cash on the Company’s consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreement entered into in June 2016.
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
SBA Related—If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced under the PPP or the SBA 7(a) Small Business

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)
Loan Program, the SBA may seek recovery of the principal loss related to the deficiency from the Company. As of March 31, 2022, the Company serviced an aggregate of $266.5 million of the guaranteed portion of SBA 7(a) loans. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from the Company in the event that a loss is deemed to be attributable to technical deficiencies. Based on historical experience, the Company does not expect that this contingency is probable to be asserted. However, if asserted, it could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flow or the Company’s ability to satisfy its debt service obligations or to maintain its level of distributions on Common Stock or Preferred Stock.
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
15. LEASES
Future minimum rental revenue under long-term operating leases as of March 31, 2022, excluding tenant reimbursements of certain costs, are as follows (excludes unconsolidated properties, in thousands):

Years Ending December 31,	Total
2022 (Nine months ending December 31, 2022)	$33,549
2023	42,628
2024	40,847
2025	24,808
2026	18,060
Thereafter	34,517
$194,409
16. SEGMENT DISCLOSURE
The Company’s reportable segments during the three months ended March 31, 2022 and 2021 consist of two types of commercial real estate properties, namely, office and hotel, as well as a segment for the Company’s lending business. Management internally evaluates the operating performance and financial results of the segments based on net operating income. The Company also has certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2021 included in the 2021 Form 10-K.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)
The net operating income (loss) of the Company’s segments for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Office:
Revenues	$14,105	$13,527
Property expenses:
Operating	6,121	5,655
General and administrative	90	85
Total property expenses	6,211	5,740
Income from unconsolidated entity	120	—
Segment net operating income—office	8,014	7,787
Hotel:
Revenues	7,793	1,878
Property expenses:
Operating	5,371	2,635
General and administrative	28	50
Total property expenses	5,399	2,685
Segment net operating income (loss)—hotel	2,394	(807)
Lending:
Revenues	2,884	3,474
Lending expenses:
Interest expense	107	191
Expense reimbursements to related parties—lending segment	469	731
General and administrative	560	446
Total lending expenses	1,136	1,368
Segment net operating income—lending	1,748	2,106
Total segment net operating income	$12,156	$9,086

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)
A reconciliation of segment net operating income to net income attributable to the Company for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Total segment net operating income	$12,156	$9,086
Interest and other income	—	—
Asset management and other fees to related parties	(921)	(2,259)
Expense reimbursements to related parties—corporate	(422)	(605)
Interest expense	(2,063)	(2,441)
General and administrative	(1,137)	(2,041)
Depreciation and amortization	(5,004)	(5,037)
Income (loss) before provision for income taxes	2,609	(3,297)
Provision for income taxes	(307)	(374)
Net income (loss)	2,302	(3,671)
Net (income) loss attributable to noncontrolling interests	(5)	1
Net income (loss) attributable to the Company	$2,297	$(3,670)
The condensed assets for each of the segments as of March 31, 2022 and December 31, 2021, along with capital expenditures and loan originations for the three months ended March 31, 2022 and 2021, are as follows (in thousands):

	March 31, 2022	December 31, 2021
Condensed assets:
Office	$472,820	$449,843
Hotel	101,149	101,308
Lending	96,836	96,729
Non-segment assets	17,460	12,986
Total assets	$688,265	$660,866

	Three Months Ended March 31,
	2022	2021
Capital expenditures(1) and loan originations:
Office	$1,392	$292
Hotel	8	28
Total capital expenditures	1,400	320
Loan originations	22,776	25,593
Total capital expenditures and loan originations	$24,176	$25,913
______________________
(1)Represents additions and improvements to real estate investments, excluding acquisitions. Includes the activity for dispositions through their respective disposition dates.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)
17. SUBSEQUENT EVENTS

The Company evaluated events subsequent to March 31, 2022, and concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated unaudited financial statements.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “project,” “target,” “expect,” “intend,” “might,” “believe,” “anticipate,” “estimate,” “could,” “would,” “continue,” “pursue,” “potential,” “forecast,” “seek,” “plan,” or “should” or “goal” or the negative thereof or other variations or similar words or phrases. Such forward-looking statements include, among others, statements about CMCT’s plans and objectives relating to future growth and outlook, and the trading liquidity of CMCT’s Common Stock. Such forward-looking statements are based on particular assumptions that management of CMCT has made in light of its experience, as well as its perception of expected future developments and other factors that it believes are appropriate under the circumstances. Forward-looking statements are necessarily estimates reflecting the judgment of CMCT’s management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include those associated with (i) the scope, severity and duration of the current pandemic of COVID-19, and actions taken to contain the pandemic or mitigate its impact, (ii) the adverse effect of COVID-19 on the financial condition, results of operations, cash flows and performance of CMCT and its tenants and business partners, the real estate market and the global economy and financial markets, among others, (iii) the timing, form and operational effects of CMCT’s development activities, (iv) the ability of CMCT to raise in place rents to existing market rents and to maintain or increase occupancy levels, (v) fluctuations in market rents, including as a result of COVID-19, (vi) the effects of inflation and higher interest rates on the operations and profitability of CMCT and (vii) general economic, market and other conditions. Additional important factors that could cause CMCT’s actual results to differ materially from CMCT’s expectations are discussed under the section “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2022 (the “2021 Form 10-K”). The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond CMCT’s control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by CMCT or any other person that CMCT’s objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. CMCT does not undertake to update them to reflect changes that occur after the date they are made.
The following discussion of our financial condition as of March 31, 2022 and results of operations for the three months ended March 31, 2022 and 2021 should be read in conjunction with the 2021 Form 10-K. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Part I, Item 1A of the 2021 Form 10-K and in Part II, Item 1A of this Quarterly Report. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the consolidated financial statements contained therein. The terms “we,” “us,” “our” and the “Company” refer to Creative Media & Community Trust Corporation and its subsidiaries.
Definitions
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
The phrase “ADR” represents average daily rate. It is calculated as trailing 3-month room revenue divided by the number of rooms occupied. For sold properties, ADR is presented for the Company’s period of ownership only.
The phrase “annualized rent” represents gross monthly base rent, or gross monthly contractual rent under parking and retail leases, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.
The phrase “RevPAR” represents revenue per available room. It is calculated as trailing 3-month room revenue divided by the number of available rooms. For sold properties, RevPAR is presented for the Company’s period of ownership only.

Executive Summary
Business Overview
Creative Media & Community Trust Corporation (formerly known as CIM Commercial Trust Corporation) is a Maryland corporation and REIT. We primarily own and operate Class A and creative office real assets in vibrant and improving metropolitan communities throughout the United States. We seek to acquire, operate and develop premier multifamily and creative office assets that cater to rapidly growing industries such as technology, media and entertainment in vibrant and emerging communities throughout the United States. We seek to apply the expertise of CIM Group to the acquisition, development and operation of top-tier multifamily properties situated in dynamic markets with similar business and employment characteristics to its creative office investments. All of our real estate assets are and will generally be located in communities qualified by CIM Group as described further below. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, positive population trends and a propensity for growth. We believe that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of real estate assets in the area. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the population growth, public commitment and significant private investment that characterize these areas. We intend that no investment will exceed 10% of our gross asset value at the time of investment but management may ultimately determine to execute on more significant acquisitions.
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
COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Since then, COVID-19 has spread worldwide, causing significant disruptions to the U.S. and world economies. Additionally, the spread of COVID-19 in the United States and the resulting restrictions on travel, meetings and social gatherings that have been implemented from time to time have impacted, and may continue to impact, the operations of our hotel in Sacramento, California. For the three months ended March 31, 2022, our hotel segment net operating income was $2.4 million, which was lower than the comparable pre-COVID-19 period. As a result, the net operating income of our hotel for 2022 may be lower as compared to pre-COVID-19 years and contributions by the hotel to our funds from operations may be diminished in 2022 when compared to pre-COVID-19 years.
Our loans originated and serviced under the SBA 7(a) Small Business Loan Program through March 31, 2022 consist primarily of loans to borrowers in the limited service hospitality sector. Certain of our borrowers experienced significant reductions in cash flows as COVID-19 caused reductions in travel. However, the substantial majority of our borrowers received relief under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) during the year ended December 31, 2020 through subsidy in the form of six months of monthly loan payments made on the borrower’s behalf pursuant to Section 1112 of the CARES Act. Section 1112 of the CARES Act was extended and, beginning February 1, 2021, the CARES Act provided up to an additional five months of subsidy of scheduled principal and interest payments (up to $9,000 per month, per loan). Those subsidies were not extended further.
The extent to which COVID-19 will continue to impact our operations and those of our tenants, business partners and borrowers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of any new outbreaks involving variants of COVID-19 and actions taken to contain or mitigate such outbreaks, the distribution and acceptance of vaccines, the impacts on the U.S. and international economies and the extent to which federal, state and local governments provide relief or assistance to those affected by COVID-19. We cannot predict the significance, extent or duration of any adverse impact of COVID-19 on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on its Common Stock or Preferred Stock. However, our business, financial condition, results of operations, and liquidity have been adversely affected and may continue to be adversely affected during 2022.
Properties
As of March 31, 2022, our real estate portfolio consisted of 16 assets, all of which were fee-simple properties, including one office property which we own through our investment in an unconsolidated joint venture (the “Unconsolidated Joint Venture”). As of March 31, 2022, our 12 office properties, totaling approximately 1.4 million rentable square feet, were 78.9% occupied and our one hotel with an ancillary parking garage, which has a total of 503 rooms, had RevPAR of $119.78 for the three months ended March 31, 2022. Additionally, as of March 31, 2022, we had two development sites (one being used as a parking lot),
Strategy
We are a Maryland corporation and REIT. Our portfolio of investments currently consists of Class A and creative office real assets in vibrant and improving metropolitan communities throughout the United States. We also own one hotel in northern California and a lending platform that originates loans under the Small Business Administration (“SBA”) 7(a) loan program. We seek to acquire, operate and develop premier multifamily and creative office assets that cater to rapidly growing industries such as technology, media and entertainment in vibrant and emerging communities throughout the United States. We seek to apply the expertise of CIM Group to the acquisition, development and operation of top-tier multifamily properties situated in dynamic markets with similar business and employment characteristics to its creative office investments. All of our multifamily and creative office assets are and will generally be located in communities qualified by CIM Group as described further below. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, positive population trends and a propensity for growth. We believe that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of real estate assets in the area. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the population growth, public commitment and significant private investment that characterize these areas.
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
Rental Rate Trends
Office Statistics:    The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods (includes property partially owned through the Unconsolidated Joint Venture):

	As of March 31,
	2022	2021
Occupancy (1)	78.9%	78.7%
Annualized rent per occupied square foot (1)(2)	$53.05	$51.88
______________________
(1)The information presented in this table represents historical information as of the date indicated without giving effect to any property sales occurring thereafter.
(2)Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by 12. This amount reflects total cash rent before abatements. Total abatements, representing lease incentives in the form of free rent, for the twelve months ended March 31, 2022 and 2021 were approximately $1.8 million and $1.3 million, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.
Over the next four quarters, we expect to see expiring cash rents as set forth in the table below (includes property partially owned through the Unconsolidated Joint Venture):

	For the Three Months Ended
	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023
Expiring Cash Rents:
Expiring square feet (1)	50,166	56,717	56,726	30,673
Expiring rent per square foot (2)	$49.06	$45.77	$43.01	$51.67
______________________
(1)Month-to-month tenants occupying a total of 9,376 square feet are included in the expiring leases in the first quarter listed.
(2)Represents gross monthly base rent, as of March 31, 2022, under leases expiring during the periods above, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

During the three months ended March 31, 2022, we executed leases with terms longer than 12 months totaling 21,478 square feet. The table below sets forth information on certain of our executed leases during the three months ended March 31, 2022, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

	Number of Leases (1)	Rentable Square Feet	New Cash Rents per Square Foot (2)	Expiring Cash Rents per Square Foot (2)
Three months ended March 31, 2022	7	14,971	$61.58	$62.14
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
Hotel Statistics:    The following table sets forth the occupancy, ADR and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Three Months Ended March 31,
	2022	2021
Occupancy	69.2%	29.8%
ADR	$173.14	$116.21
RevPAR	$119.78	$34.60
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
Lending Segment
Through our loans originated under the SBA 7(a) Program, we are a national lender that primarily originates loans to small businesses. We identify loan origination opportunities through personal contacts, internet referrals, attendance at trade shows and meetings, direct mailings, advertisements in trade publications and other marketing methods. We also generate loans through referrals from real estate and loan brokers, franchise representatives, existing borrowers, lawyers and accountants. In addition, as an SBA 7(a) licensee, we originated loans as an authorized lender under the Paycheck Protection Program (“PPP”), which was enacted during the year ended December 31, 2020 and completed during 2021. While originations under the PPP have ended, we still had $3.4 million outstanding in PPP loans as of March 31, 2022.
The SBA 7(a) Loan Program is the SBA’s most common loan program and is considered to be the best SBA assisted loan option when real estate is part of a business purchase. The maximum loan amount for an SBA 7(a) loan is $5.0 million. Key eligibility factors are based on what the business does to generate its income, its credit history, and where the business operates. We assist in the identification of which type of loan is best suited for a potential borrower’s needs. Our SBA 7(a) term loans have monthly repayment terms of principal and interest and are originated with variable interest rates based on the prime rate. Most of our SBA 7(a) loans have maturities of approximately 25 years.

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
While we have focused on originating real estate loans almost exclusively to the limited service and mid-scale hospitality industry, we intend to increase our efforts to originate other real estate collateralized loans. These loans are anticipated to be concentrated in industries in which we previously had positive experience, including convenience store, RV park and single purpose building owner-occupied restaurant operations and may include owner-occupied industrial operations/warehouse buildings.
Property Concentration
Kaiser Foundation Health Plan, Incorporated (“Kaiser”), which occupied space in one of our Oakland, California properties, accounted for 29.4% of our annualized rental income for the three months ended March 31, 2022.
2021 Results of Operations
Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021
Net Income (Loss) and FFO

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Total revenues	$24,782	$18,879	$5,903	31.3%
Total expenses	$22,293	$22,176	$117	0.5%
Net income (loss)	$2,302	$(3,671)	$5,973	(162.7)%
Net income (loss) increased to $2.3 million, or by $6.0 million, for the three months ended March 31, 2022, compared to a net loss of $3.7 million for the three months ended March 31, 2021. The increase is primarily attributable to an increase of $3.1 million in our segment net operating income primarily as a result of increases in hotel segment and office segment net operating income as well as a decrease in asset management and other fees to related parties of $1.3 million and a decrease in general and administrative expenses of $904,000.
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
The following table sets forth a historical reconciliation of net loss attributable to common stockholders to FFO attributable to common stockholders (in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss attributable to common stockholders(1)	$(2,811)	$(8,206)
Depreciation and amortization	5,004	5,037
FFO attributable to common stockholders(1)	$2,193	$(3,169)
(1)During the three months ended March 31, 2022 and 2021, we recognized $74,000 and $13,000, respectively, of redeemable preferred stock redemptions and $15,000 and $57,000, respectively, of redeemable preferred stock deemed dividends. Such amounts are included in, and have the effect of reducing, net (loss) attributable to common stockholders and FFO attributable to common stockholders, because redeemable preferred stock redemptions are not an adjustment prescribed by NAREIT.
FFO attributable to common stockholders was $2.2 million for the three months ended March 31, 2022, an increase of $5.4 million compared to a loss of $3.2 million for the three months ended March 31, 2021. The increase in FFO is primarily attributable to an increase of $3.1 million in our segment net operating income, primarily as a result of increases in hotel segment net operating income as well as a decrease in asset management and other fees to related parties of $1.3 million and a decrease in general and administrative expenses of $904,000.
Summary Segment Results
During the three months ended March 31, 2022 and 2021, we operated in three segments: office and hotel properties and lending. Set forth and described below are summary segment results for our operating segments (dollar amounts in thousands).

	Three Months Ended March 31,		Change
	2022	2021	$	%
Revenues:
Office	$14,105	$13,527	$578	4.3%
Hotel	$7,793	$1,878	$5,915	315.0%
Lending	$2,884	$3,474	$(590)	(17.0)%

Expenses:
Office	$6,211	$5,740	$471	8.2%
Hotel	$5,399	$2,685	$2,714	101.1%
Lending	$1,136	$1,368	$(232)	(17.0)%

Income From Unconsolidated Entity
Office	$120	$—	$120	100.0%

Non-Segment Revenue and Expenses:
Asset management and other fees to related parties	$(921)	$(2,259)	$1,338	(59.2)%
Expense reimbursements to related parties - corporate	$(422)	$(605)	$183	(30.2)%
Interest expense	$(2,063)	$(2,441)	$378	(15.5)%
General and administrative	$(1,137)	$(2,041)	$904	(44.3)%
Depreciation and amortization	$(5,004)	$(5,037)	$33	(0.7)%
Provision for income taxes	$(307)	$(374)	$67	(17.9)%

Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue increased to $14.1 million, or by 4.3%, for the three months ended March 31, 2022 compared to $13.5 million for the three months ended March 31, 2021. The increase is primarily due to increased rental revenue at an office property in Austin, Texas as a result of higher occupancy for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Hotel Revenue: Hotel revenue increased to $7.8 million, or by 315.0%, for the three months ended March 31, 2022, compared to $1.9 million for the three months ended March 31, 2021, primarily due to an increase in occupancy, average daily rate, and food, beverage, and other sundry hotel services during the first quarter of 2022 as compared to the first quarter of 2021 as a result of the easing of government restrictions associated with COVID-19.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue decreased to $2.9 million, or by 17.0%, for the three months ended March 31, 2022, compared to $3.5 million for the three months ended March 31, 2021. The decrease is primarily due to lower premium income as a result of lower loan sale volume during the three months ended March 31, 2022, compared to the three months ended March 31, 2021.
Expenses
Office Expenses: Office expenses increased to $6.2 million, or by 8.2%, for the three months ended March 31, 2022, compared to $5.7 million for the three months ended March 31, 2021. The increase is primarily due to an increase in operating expenses at an office property in Austin, Texas and an office property in Oakland, California for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Hotel Expenses: Hotel expenses increased to $5.4 million, or by 101.1%, for the three months ended March 31, 2022, compared to $2.7 million for the three months ended March 31, 2021, primarily as a result of increased occupancy at the hotel as compared to the first quarter of 2021 as a result of the easing of government restrictions associated with COVID-19.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related parties. Lending expenses decreased to $1.1 million, or by 17.0%, for the three months ended March 31, 2022, compared to $1.4 million for the three months ended March 31, 2021. The decrease was primarily due to a decrease in interest expense as a result of net paydowns of SBA 7(a) loans receivable and PPP loans which resulted in corresponding paydowns on our borrowings under our SBA 7(a) loan-backed notes and the PPPLF.
Income From Unconsolidated Entity: Income from our unconsolidated entity included in office segment net operating income was $120,000 for the three months ended March 31, 2022. As our investment in the unconsolidated entity was made in February 2022, there was no comparable income for the three months ended March 31, 2021.
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments, were $921,000 for the three months ended March 31, 2022, a decrease of 59.2%, compared to $2.3 million for the three months ended March 31, 2021. The decrease was a result of the Fee Waiver which became effective January 1, 2022 and replaced the previous asset management fee with a new Base Fee calculated at an annual rate of 1% (or 0.25% per quarter) of the average net asset value attributable to common stockholders at the beginning and end of the period.
Expense Reimbursements to Related Parties—Corporate: The Administrator receives compensation and or reimbursement for performing certain services for the Company and its subsidiaries that are not covered by the Incentive Fee. Expense reimbursements to related parties-corporate were $422,000 for the three months ended March 31, 2022, a decrease of 30.2%, compared to $605,000 for the three months ended March 31, 2021. The decrease was primarily due to reductions in allocated payroll.
Interest Expense: Interest expense, which has not been allocated to our operating segments, was $2.1 million for the three months ended March 31, 2022, a decrease of 15.5% compared to $2.4 million for the three months ended March 31, 2021. The decrease is primarily due to a lower average outstanding principal balance on our 2018 Revolving Credit Facility compared to the three months ended March 31, 2021.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $1.1 million for the three months ended March 31, 2022, a decrease of 44.3% compared to $2.0 million for the three months ended March 31, 2021. The decrease is primarily due to a decrease in legal fees.

Depreciation and Amortization Expense: Depreciation and amortization expense was consistent at $5.0 million for the both three months ended March 31, 2022 and 2021.
Provision for Income Taxes: Provision for income taxes was $307,000 for the three months ended March 31, 2022 as compared to a $374,000 for the three months ended March 31, 2021. The decrease in provision for income taxes is due to a decrease in taxable income at our taxable REIT subsidiaries, largely due to the operations of the lending division during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Cash Flow Analysis
Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the occupancy and ADR of our hotel, the collectability of rent and recoveries from our tenants, and loan related activity. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities increased by $4.0 million for the three months ended March 31, 2022, as compared to the same period in 2021.The increase was primarily due to an increase in net income adjusted for depreciation and amortization expense and write-offs of uncollectible receivables of $5.3 million, primarily as a result of increases in hotel and office segment net operating income, partially offset by a $1.2 million decrease in net proceeds from sale of guaranteed loans net of loan fundings, held for sale.
Our cash flows from investing activities are primarily related to property acquisitions and dispositions, expenditures for the development or repositioning of properties, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash used in investing activities increased by $29.5 million for the three months ended March 31, 2022, as compared to the same period in 2021. The increase in cash used in investing activities was primarily due to an increase of $4.3 million in additions to investments in real estate and acquisitions of real estate and a cash outlay of $22.4 million related to the Unconsolidated Joint Venture, the investment that was made during the three months ended March 31, 2022, as compared to the same period in 2021.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash provided by financing activities was $21.4 million during the three months ended March 31, 2022, compared to net cash used in financing activities of $231,000 in the same period in 2021. The change was primarily due to an increase of $19.8 million in net proceeds from debt, primarily due to an increase in net borrowings under our 2018 Revolving Credit Facility, and an increase of $3.0 million in proceeds from issuance of preferred stock, net of redemptions, partially offset by an increase of $1.2 million in payments of common stock and preferred stock dividends during the three months ended March 31, 2022, as compared to the same period in 2021.
Liquidity and Capital Resources
General
On a short-term basis, our principal demands for funds will be for the acquisition of assets, development or repositioning of properties, or re-leasing of space in existing properties, capital expenditures, interest and principal on current and any future debt financings, SBA 7(a) loan originations, and paying distributions on our Preferred Stock and Common Stock. We may finance our future activities through one or more of the following methods: (i) offerings of shares of Common Stock, preferred stock or other equity and or debt securities of the Company; (ii) credit facilities and term loans; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (iv) the sale of existing assets; and or (v) cash flows from operations. With respect to the $90.0 million outstanding under the 2018 Revolving Credit Facility as of May 3, 2022 that is scheduled to mature in October 2022, we expect to extend its maturity to October 2023, subject to satisfying certain conditions, and/or refinance such indebtedness. Based on our projected performance and current capital market conditions, we expect that we will be able to implement either or both options. In November 2022, holders of the Series L Preferred Stock will have the right to require us to redeem all or any of the shares of Series L Preferred Stock held by such holders. At the same time, we will also have the right to redeem any or all shares of our Series L Preferred Stock. The redemption price, whether the redemption is at the request of a holder or by us, will be equal to 100% of the stated value of the Series L Preferred Stock plus any accumulated and unpaid dividends. We can pay the redemption price, at our option and in our sole discretion, either in cash or in equal value through the issuance of shares of our Common Stock. We do not know whether holders of Series L Preferred Stock will exercise their redemption rights and, if so, in what amounts. We are currently actively evaluating our options with respect to whether we will exercise our redemption right with respect to any or all shares of Series L Preferred Stock as well as other alternatives.
Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, or re-leasing of space in existing properties, capital expenditures, refinancing of indebtedness, SBA 7(a) loan originations, paying distributions on our Preferred Stock or any other preferred stock we may issue, any future repurchase and or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock) and distributions on our Common Stock. Additionally, our outstanding commitments to fund loans were $16.4 million as of March 31, 2022, substantially all of which reflect prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Small Business Loan Program lending. The majority of these commitments have government guarantees of 90% (although the government guarantee has now reverted to 75%) and we believe that we will be able to sell the guaranteed portion of these loans in a liquid secondary market upon fully funding these loans. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of our long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. While we will seek to satisfy such needs through one or more of the methods described in the first paragraph of this section, our ability to take such actions is highly uncertain and cannot be predicted, and could be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and other risks detailed in “Risk Factors” in Part I, Item 1A of the 2021 Form 10-K. If we cannot obtain funding for our long-term liquidity needs, our assets may generate lower cash flows or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
Sources and Uses of Funds
Mortgages
We have one mortgage loan agreement with an outstanding balance of $97.1 million as of March 31, 2022.
Revolving Credit Facilities
In October 2018, we entered into the 2018 Revolving Credit Facility that, as amended, allows us to borrow up to $209.5 million, subject to a borrowing base calculation. As of March 31, 2022 and December 31, 2021, the variable interest rate was 2.49% and 2.15%, respectively. The 2018 revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions, including providing notice of the election and paying an extension fee of 0.15% of each lender’s commitment being extended on the effective date of such extension. We expect to extend its maturity to October 2023, subject to satisfying certain conditions, and/or refinance such indebtedness. Based on our projected performance and current capital market conditions, we expect that we will be able to implement either or both options. As of May 3, 2022, March 31, 2022, and December 31, 2021, $90.0 million, $90.0 million and $60.0 million, respectively, was outstanding under the 2018 revolving credit facility and approximately $106.2 million, $106.2 million, and $117.6 million, respectively, was available for future borrowings.
In May 2020, we entered into the 2020 unsecured revolving credit facility (the “2020 Credit Facility”) pursuant to which we can borrow up to a maximum of $10.0 million. Outstanding advances under the 2020 Credit Facility bore interest at the rate of 1.00%. As of and March 31, 2022, no amounts were outstanding under the 2020 Credit Facility. The 2020 Credit Facility matured on May 1, 2022.
In June 2020, we commenced borrowing funds from the Federal Reserve through the PPPLF. Advances under the PPPLF carry an interest rate of 0.35%, are made on a dollar-for-dollar basis based on the amount of loans originated under the PPP and are secured by loans made by us under the PPP. The PPPLF contains customary covenants but is not subject to any financial covenants. The maturity date of PPPLF borrowings is the same as the maturity date of the loans pledged to secure the extension of credit, generally two years. At maturity, both principal and accrued interest are due. The maturity date of a PPPLF borrowing will be accelerated if, among other things, we have been reimbursed by the SBA for a loan forgiveness (to the extent of the forgiveness), we have received payment from the SBA representing exercise of the loan guarantee or we have received payment from the underlying borrower (to the extent of the payment received). We borrowed money under the PPPLF to finance all the loans we originated under the PPP. As of March 31, 2022, $3.7 million was outstanding under the PPPLF.

Other Financing Activity
On May 30, 2018, we completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $38.2 million of unguaranteed SBA 7(a) loan-backed notes. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of our collateralized SBA 7(a) loans, at issuance, we estimated the weighted average life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%. The outstanding balance of SBA 7(a) loan-backed notes on May 3, 2022, March 31, 2022, and December 31, 2021, was $5.1 million, $6.2 million and $7.7 million, respectively.
We have junior subordinated notes with a variable interest rate that resets quarterly based on the three-month LIBOR plus 3.25%, with quarterly interest‑only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at our option. The aggregate principal balance of the junior subordinated notes was $27.1 million as of March 31, 2022.
As an SBA 7(a) licensee, we are an authorized lender under the PPP and originated loans under the program. As of March 31, 2022, we had $3.4 million outstanding in PPP loans. We expect that all of the outstanding PPP loans will be forgiven, either in part or in full, by the SBA or be repaid by the borrower, including both principal and accrued interest.
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
The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. At the time of issuance, the exercise price of each Series A Preferred Warrant was equal to a 15.0% premium to the per share estimated NAV of our Common Stock most recently published and designated as the applicable NAV by us at the time of issuance. However, in accordance with the terms of the Series A Preferred Warrants, the exercise price of each Series A Preferred Warrant issued prior to the Reverse Stock Split was automatically adjusted to reflect the effect of the Reverse Stock Split and, in the discretion of our Board of Directors, the exercise price and the number of shares issuable upon exercise of each Series A Preferred Warrant issued prior to the Special Dividend was adjusted to reflect the effect of the Special Dividend. As of March 31, 2022, there were 4,458,589 Series A Preferred Warrants to purchase 1,156,393 shares of Common Stock outstanding.
Since February 2020, we have conducted a continuous public offering of up to approximately $785.0 million of our Series A Preferred Stock and Series D Preferred Stock. We intend to use the net proceeds from the offering for general corporate purposes, acquisitions of shares of our Common Stock and Preferred Stock, whether through one or more tender offers, share repurchases or otherwise, and acquisitions consistent with our acquisition and asset management strategies. As of March 31, 2022, we had issued 7,949,521 shares of Series A Preferred Stock and 56,857 shares of Series D Preferred Stock and received aggregate net proceeds of $181.0 million after commissions, fees and allocated costs.
On March 16, 2020, we established an “at the market” (“ATM”) program through which we may, from time to time in our discretion, offer and sell shares of Common Stock having an aggregate offering price of up to $25.0 million through an investment banking firm acting as the sales agent. Sales of Common Stock under the ATM program may be made directly on or through Nasdaq, among other methods. We intend to use the net proceeds from shares sold under the ATM program, if any, for general corporate purposes, acquisitions of shares of our Preferred Stock, whether through one or more tender offers, share repurchases or otherwise, and acquisitions consistent with our acquisition and asset management strategies. As of May 3, 2022, no sales of Common Stock have been made under the ATM program.
Dividends on and Redemptions of Preferred Stock
Holders of Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share at an annual rate of 5.50% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter), 5.65% of the Series D Preferred Stock Stated Value (i.e., the equivalent of $0.35313 per share per quarter), and 5.50% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year), respectively. However, if we fail to timely declare distributions or fail to timely pay any distribution on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.00% per year, up to a maximum annual rate of 8.50% of the Series L Preferred Stock Stated Value. Dividends on each share of Preferred Stock begin accruing on, and are cumulative from, the date of issuance. Prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, we must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by our Board of Directors at the end of the prior fiscal year. On December 29, 2021, we announced an Initial Dividend on shares of our Common Stock for fiscal year 2022 in the aggregate amount of $7,010,799, of which $1,986,000 had been paid as of March 31, 2022.
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
From the date of issuance until the fifth anniversary of the date of issuance, holders of Series A Preferred Stock and Series D Preferred Stock may require us to redeem such shares at a discount to the Series A Preferred Stated Value and Series D Preferred Stated Value, respectively. From and after the fifth anniversary of the date of original issuance of any share of our Preferred Stock, we generally (subject to certain conditions) have the right (but not the obligation) to redeem, and the holder of such share may require us to redeem, such share at a redemption price equal to 100% of the stated value of such share, plus any accrued but unpaid dividends in respect of such share as of the effective date of the redemption. The redemption price in respect of any share of Preferred Stock, whether redeemed at our option or at the option of a holder, may be paid in cash or in shares of Common Stock in our sole discretion. During the three months ended March 31, 2022, we redeemed 49,341 shares of Series A Preferred Stock and no shares of Series D Preferred Stock or Series L Preferred Stock.
Off-Balance Sheet Arrangements
As of March 31, 2022, we did not have any off-balance sheet arrangements.
Recently Issued Accounting Pronouncements
Our recently issued accounting pronouncements are described in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
The fair value of our mortgage payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgage payable, using a rate of 4.42% and 3.22% as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, our mortgage payable had a book value of $97.1 million, and a fair value of $96.0 million and $100.8 million, respectively.
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. As of March 31, 2022 and December 31, 2021 (excluding premiums, discounts, and deferred loan costs), $100.8 million (or 43.8%) and $102.1 million (or 50.2%) of our debt, respectively, was fixed rate borrowings, and $129.5 million (or 56.2%) and $101.4 million (or 49.8%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding as of March 31, 2022 and December 31, 2021, a 50 basis point change in LIBOR would result in an annual impact to our earnings of approximately $648,000 and $507,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt.

Item 4.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of March 31, 2022, our Principal Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by us in such reports is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in "Risk Factors" in Part I, Item 1A of the 2021 Form 10-K.
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
3.2
Fee Waiver, dated January 5, 2022, by and among CIM Commercial Trust Corporation, CIM Service Provider, LLC, CIM Capital, LLC, CIM Capital Securities Management, LLC, CIM Capital Controlled Company Management, LLC, CIM Capital RE Debt Management, LLC, CIM Capital Real Property Management, LLC, CIM Urban Partners, L.P., PMC Funding Corp. and PMC Properties, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 6, 2022).

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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION
Dated: May 10, 2022	By:	/s/ DAVID THOMPSON David Thompson Chief Executive Officer

Dated: May 10, 2022	By:	/s/ NATHAN D. DEBACKER Nathan D. DeBacker Chief Financial Officer