Form 10-Q
period 2022-06-30
Creative Media & Community Trust Corp
filed 2022-08-09
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One):
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 3, 2022, the Registrant had outstanding 23,358,941 shares of common stock, par value $0.001 per share.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

PART I
Financial Information
Item 1.
Financial Statements
CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Investments in real estate, net	$502,607	$497,984
Investment in unconsolidated entity	22,788	—
Cash and cash equivalents	16,480	22,311
Restricted cash	11,208	11,340
Loans receivable, net	68,540	73,543
Accounts receivable, net	3,353	3,396
Deferred rent receivable and charges, net	36,474	36,095
Other intangible assets, net	4,812	5,251
Other assets	11,483	10,946
TOTAL ASSETS	$677,745	$660,866
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$207,816	$201,145
Accounts payable and accrued expenses	19,195	26,751
Intangible liabilities, net	108	237
Due to related parties	7,013	4,541
Other liabilities	20,471	16,861
Total liabilities	254,603	249,535
COMMITMENTS AND CONTINGENCIES (Note 14)
REDEEMABLE PREFERRED STOCK: Series A cumulative redeemable preferred stock, $0.001 par value; 36,000,000 shares authorized; 1,565,703 and 1,565,703 shares issued and outstanding, respectively, as of June 30, 2022 and 1,633,965 and 1,631,965 shares issued and outstanding, respectively, as of December 31, 2021; liquidation preference of $25.00 per share, subject to adjustment	36,136	37,782
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 36,000,000 shares authorized; 7,254,635 and 6,893,774 shares issued and outstanding, respectively, as of June 30, 2022 and 6,492,632 and 6,271,337 shares issued and outstanding, respectively, as of December 31, 2021; liquidation preference of $25.00 per share, subject to adjustment	172,176	156,431
Series A1 cumulative redeemable preferred stock, $0.001 par value; 28,000,000 shares authorized; 192,440 shares issued and outstanding as of June 30, 2022 and no shares issued or outstanding as of December 31, 2021; liquidation preference of $25.00 per share, subject to adjustment	4,770	—
Series D cumulative redeemable preferred stock, $0.001 par value; 27,000,000 shares authorized; 56,857 shares issued and outstanding as of June 30, 2022 and 56,857 shares issued and outstanding as of December 31, 2021; liquidation preference of $25.00 per share, subject to adjustment	1,396	1,396
Series L cumulative redeemable preferred stock, $0.001 par value; 9,000,000 shares authorized; 8,080,740 and 5,387,160 shares issued and outstanding, respectively, as of June 30, 2022 and December 31, 2021; liquidation preference of $28.37 per share, subject to adjustment	152,834	152,834
Common stock, $0.001 par value; 900,000,000 shares authorized; 23,358,941 shares issued and outstanding as of June 30, 2022 and 23,369,331 shares issued and outstanding as of December 31, 2021.	24	24
Additional paid-in capital	864,602	866,746
Distributions in excess of earnings	(809,157)	(804,227)
Total stockholders’ equity	386,645	373,204
Noncontrolling interests	361	345
Total equity	387,006	373,549
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$677,745	$660,866
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES:
Rental and other property income	$14,194	$13,309	$28,290	$26,658
Hotel income	9,107	3,130	16,511	4,862
Interest and other income	3,102	6,234	6,384	10,032
Total Revenues	26,403	22,673	51,185	41,552
EXPENSES:
Rental and other property operating	12,731	9,115	24,223	17,405
Asset management and other fees to related parties	920	2,260	1,841	4,519
Expense reimbursements to related parties—corporate	526	454	948	1,059
Expense reimbursements to related parties—lending segment	604	433	1,073	1,164
Interest	2,403	2,673	4,573	5,305
General and administrative	1,253	1,146	3,068	3,768
Depreciation and amortization	4,974	5,069	9,978	10,106
Total Expenses	23,411	21,150	45,704	43,326
Income from unconsolidated entity	260	—	380	—
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	3,252	1,523	5,861	(1,774)
Provision for income taxes	321	996	628	1,370
NET INCOME (LOSS)	2,931	527	5,233	(3,144)
Net (income) loss attributable to noncontrolling interests	(9)	3	(14)	4
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	2,922	530	5,219	(3,140)
Redeemable preferred stock dividends declared or accumulated (Note 10)	(5,161)	(4,621)	(10,179)	(9,087)
Redeemable preferred stock deemed dividends (Note 10)	(4)	(106)	(19)	(163)
Redeemable preferred stock redemptions (Note 10)	(106)	(13)	(181)	(26)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,349)	$(4,210)	$(5,160)	$(12,416)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$(0.10)	$(0.28)	$(0.22)	$(0.83)
Diluted	$(0.10)	$(0.28)	$(0.22)	$(0.83)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	23,353	15,102	23,351	14,956
Diluted	23,353	15,102	23,351	14,956
   The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts) (Unaudited)

	Six Months Ended June 30, 2022
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2021	23,369,331	$24	11,715,354	$310,661	$866,746	$(804,227)	$373,204	$345	$373,549
Stock based compensation expense	—	—	—	—	55	—	55	—	55
Common dividends ($0.085 per share)	—	—	—	—	—	(1,986)	(1,986)	—	(1,986)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,896)	(2,896)	—	(2,896)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(21)	(21)	—	(21)
Reclassification of Series A Preferred stock to permanent equity	—	—	329,921	8,304	(637)	—	7,667	—	7,667
Redeemable preferred stock accretion	—	—	—	—	—	(15)	(15)	—	(15)
Redemption of Series A Preferred Stock	—	—	(49,341)	(1,228)	108	(75)	(1,195)	—	(1,195)
Net income	—	—	—	—	—	2,297	2,297	5	2,302
Balances, March 31, 2022	23,369,331	$24	11,995,934	$317,737	$866,272	$(806,923)	$377,110	$350	$377,460
Contributions to noncontrolling interests	—	—	—	—	—	—	—	5	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Stock based compensation expense	30,984	—	—	—	37	—	37	—	37
Repurchase of common stock	(41,374)	—	—	—	(303)	—	(303)	—	(303)
Common dividends ($0.085 per share)	—	—	—	—	—	(1,986)	(1,986)	—	(1,986)
Issuance of Series A1 Preferred Stock	—	—	192,440	4,770	(416)	—	4,354	—	4,354
Dividends to holders of Series A1 Preferred Stock ($0.37500 per share)	—	—	—	—	—	(79)	(79)	—	(79)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,960)	(2,960)	—	(2,960)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(21)	(21)	—	(21)
Reclassification of Series A Preferred stock to permanent equity	—	—	430,082	10,857	(1,189)	—	9,668	—	9,668
Redeemable preferred stock accretion	—	—	—	—	—	(4)	(4)	—	(4)
Redemption of Series A Preferred Stock	—	—	(88,225)	(2,188)	201	(106)	(2,093)	—	(2,093)
Net income	—	—	—	—	—	2,922	2,922	9	2,931
Balances, June 30, 2022	23,358,941	$24	12,530,231	$331,176	$864,602	$(809,157)	$386,645	$361	$387,006

	Six Months Ended June 30, 2021
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2020	14,827,410	$15	9,784,067	$262,036	$794,127	$(778,519)	$277,659	$455	$278,114
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(114)	(114)
Stock-based compensation expense	—	—	—	—	60	—	60	—	60
Common dividends ($0.075 per share)	—	—	—	—	—	(1,112)	(1,112)	—	(1,112)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,350)	(2,350)	—	(2,350)
Issuance of Series D Preferred Stock	—	—	4,045	99	(3)	—	96	—	96
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(9)	(9)	—	(9)
Reclassification of Series A Preferred Stock to permanent equity	—	—	366,991	9,144	(901)	—	8,243	—	8,243
Redeemable preferred stock accretion	—	—	—	—	—	(57)	(57)	—	(57)
Redemption of Series A Preferred Stock	—	—	(29,462)	(733)	61	(13)	(685)	—	(685)
Net loss	—	—	—	—	—	(3,670)	(3,670)	(1)	(3,671)
Balances, March 31, 2021	14,827,410	$15	10,125,641	$270,546	$793,344	$(785,730)	$278,175	$340	$278,515
Stock-based compensation expense	20,332	—	—	—	50	—	50	—	50
Common dividends ($0.075 per share) (1)	—	—	—	—	—	(1,114)	(1,114)	—	(1,114)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,511)	(2,511)	—	(2,511)
Issuance of Series D Preferred Stock	—	—	7,835	192	(7)	—	185	—	185
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(13)	(13)	—	(13)
Reclassification of Series A Preferred Stock to permanent equity	—	—	556,587	13,915	(1,434)	—	12,481	—	12,481
Redeemable Preferred Stock deemed dividends	—	—	—	—	—	(106)	(106)	—	(106)
Redemption of Series A Preferred Stock	—	—	(18,501)	(460)	42	(13)	(431)	—	(431)
Issuance of Common Stock	8,521,589	9	—	—	76,934	—	76,943	—	76,943
Net income (loss)	—	—	—	—	—	530	530	(3)	527
Balances, June 30, 2021	23,369,331	$24	10,671,562	$284,193	$868,929	$(788,957)	$364,189	$337	$364,526
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,233	$(3,144)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	10,054	10,095
Amortization of deferred debt origination costs	580	635
Amortization of premiums and discounts on debt	13	15
Unrealized premium adjustment	1,095	1,457
Amortization of deferred costs and accretion of fees on loans receivable, net	(294)	(279)
Write-offs of uncollectible receivables	39	1,076
Deferred income taxes	47	(13)
Stock-based compensation	92	110
Income from unconsolidated entity	(380)	—
Loans funded, held for sale to secondary market	(18,426)	(45,464)
Proceeds from sale of guaranteed loans	23,638	49,207
Principal collected on loans subject to secured borrowings	441	291
Commitment fees remitted and other operating activity	(839)	(925)
Changes in operating assets and liabilities:
Accounts receivable	15	(1,089)
Other assets	(1,174)	(2,191)
Accounts payable and accrued expenses	(180)	(553)
Deferred leasing costs	(748)	(413)
Other liabilities	3,610	2,680
Due to related parties	2,472	6,345
Net cash provided by operating activities	25,288	17,840
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,601)	(823)
Acquisition of real estate	(8,115)	—
Investment in unconsolidated entity	(22,408)	—
Loans funded	(12,256)	(19,746)
Principal collected on loans	11,634	15,747
Net cash used in investing activities	(35,746)	(4,822)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of revolving credit facilities, mortgages payable, term notes and principal on SBA 7(a) loan-backed notes	(33,481)	(94,351)
Proceeds from revolving credit facilities and term notes	40,000	30,396
Payment of principal on secured borrowings	(441)	(291)
Payment of deferred preferred stock offering costs	(408)	(268)
Payment of deferred costs	—	(125)
Payment of common dividends	(3,739)	(2,226)
Repurchase of Common Stock	(303)	—
Proceeds from issuance of Common Stock	—	78,825
Payment of Common Stock offering costs	—	(325)
Net proceeds from issuance of Preferred Stock	20,246	15,484
Payment of preferred stock dividends	(14,038)	(12,965)
Redemption of Preferred Stock	(3,343)	(1,173)
Noncontrolling interests’ distributions	(3)	(114)
Noncontrolling interests’ contributions	5	—
Net cash provided by financing activities	4,495	12,867
(Continued)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2022	2021
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(5,963)	25,885
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	33,651	43,649
End of period	$27,688	$69,534
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$16,480	$59,730
Restricted cash	11,208	9,804
Total cash and cash equivalents and restricted cash	$27,688	$69,534
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,789	$4,582
Federal income taxes paid	$555	$425
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures, tenant improvements and real estate developments	$2,477	$390
Accrued preferred stock offering costs	$392	$984
Accrual of dividends payable to preferred stockholders	$3,984	$3,260
Preferred stock offering costs offset against redeemable preferred stock	$296	$250
Reclassification of Series A Preferred Stock from temporary equity to permanent equity	$17,335	$20,724
Accrued deferred costs	$—	$1
Redeemable preferred stock deemed dividends	$19	$163
Accrued redeemable preferred stock fees	$563	$640
Equity-based payment for management fees	$—	$2,419
Accrued Common Stock offering costs included in additional paid-in capital	$—	$1,557
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)

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
Since June 2022, the Company has been conducting a continuous public offering with respect to shares of its Series A1 Preferred Stock, par value $0.001 per share with an initial stated value of $25.00 per share, subject to adjustment.
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
Interim Financial Information—The accompanying interim consolidated financial statements of the Company have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of the Company’s management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 given, among other things, the uncertain impact of the novel coronavirus (“COVID-19”) on the Company’s operations during the remainder of the year. The accompanying interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, included in the 2021 Form 10-K.
Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In determining whether the Company has controlling interests in an entity and the requirement to consolidate the accounts in that entity, the Company analyzes its investments in real estate in accordance with standards set forth in GAAP to determine whether they are variable interest entities (“VIEs”), and if so, whether the Company is the primary beneficiary. The Company’s judgment with respect to its level of influence or control over an entity and whether the Company is the primary beneficiary of a VIE involves

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)
consideration of various factors, including the form of the Company’s ownership interest, the Company’s voting interest, the size of the Company’s investment (including loans), and the Company’s ability to participate in major policy-making decisions. The Company’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in real estate on the Company’s consolidated financial statements. As of June 30, 2022, the Company has determined that the trust formed for the benefit of the note holders (the “Trust”) for the securitization of the unguaranteed portion of certain of the Company’s SBA 7(a) loans receivable is considered a VIE. Applying the consolidation requirements for VIEs, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits.
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
Recoverability of Investments in Real Estate—The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Investments in real estate are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the asset. The Company did not recognize any impairment of long-lived assets during the three and six months ended June 30, 2022 and 2021 (Note 3).
Investment in Unconsolidated Entity—In February 2022, the Company invested in an unconsolidated joint venture arrangement (the “Unconsolidated Joint Venture”) with a CIM-managed separate account (the “CIM JV Partner”) to purchase an office property in Los Angeles, California for approximately $51.0 million, gross of proration amounts, of which the Company initially contributed approximately $22.4 million and the CIM JV Partner initially contributed the remaining balance. The Company accounts for its approximately 44% investment in the Unconsolidated Joint Venture under the equity method, as it has the ability to exercise significant influence over the investment. The Unconsolidated Joint Venture records its assets and liabilities at fair value. As such, the Company records its share of the Unconsolidated Joint Venture’s unrealized gains or losses as well as its share of the revenues and expenses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s consolidated balance sheet and such share is recognized within the Company’s income from unconsolidated entity on the consolidated statements of operations. The Company recorded income of $260,000 and $380,000 related to its

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)
investment in the Unconsolidated Joint Venture during the three and six months ended June 30, 2022, respectively, in the consolidated statements of operations.
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
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases when collectability is probable and the tenant has taken possession or controls the physical use of the leased asset. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as an incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. As of June 30, 2022 and December 31, 2021, lease incentives of $4.0 million and $4.0 million, respectively, are presented net of accumulated amortization of $2.9 million and $2.7 million, respectively.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)
For the three and six months ended June 30, 2022 and 2021, the Company recognized rental income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rental and other property income
Fixed lease payments (1)	$11,561	$12,066	$23,184	$24,510
Variable lease payments (2)	2,633	1,243	5,106	2,148
Rental and other property income	$14,194	$13,309	$28,290	$26,658
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
Collectability of Lease-Related Receivables
The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants is probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available at the time of estimate. The Company does not use a general reserve approach. As of June 30, 2022 and December 31, 2021, the Company had identified certain tenants where collection was no longer considered probable and decreased outstanding receivables by $314,000 and $579,000, respectively, across all operating leases.
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
June 30, 2022 (Unaudited) – (Continued)
At inception of a contract with a customer for hotel goods and services, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate.
The Company presents hotel revenues net of sales, occupancy, and other taxes.
Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 16 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Hotel properties
Hotel income	$9,107	$3,130	$16,511	$4,862
Rental and other property income	448	334	822	465
Interest and other income	21	13	36	28
Hotel revenues	$9,576	$3,477	$17,369	$5,355
Tenant recoveries outside of the lease agreements
Tenant recoveries outside of the lease agreements are related to construction projects in which the Company’s tenants have agreed to fully reimburse the Company for all costs related to construction. These services include architectural, permit expediter and construction services. At inception of the contract with the customer, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate. While these individual services are distinct, in the context of the arrangement with the customer, all of these services are bundled together and represent a single package of construction services requested by the customer. The Company satisfies its performance obligation and recognizes revenues associated with these services over time as the construction is completed. No such amounts were recognized for tenant recoveries outside of the lease agreements for each of the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, there were no remaining performance obligations associated with tenant recoveries outside of the lease agreements.
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
Pursuant to the SBA 7(a) Program, the Company sells the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by the Company is recorded at fair value and a discount is recorded as a reduction in basis of the retained portion of the loan. Unamortized retained loan discounts were $9.8 million and $9.6 million as of June 30, 2022 and December 31, 2021, respectively.
At the closing of the merger in 2014 between CIM Urban REIT, LLC (“CIM REIT”), an affiliate of CIM Group, and certain of its subsidiaries and PMC Commercial Trust, the predecessor to the Company, the carrying value of the Company’s loans was adjusted to estimated fair market value and acquisition discounts of $33.9 million were recorded, which are being accreted to interest and other income using the effective interest method. Acquisition discounts of $321,000 and $381,000 remained as of June 30, 2022 and December 31, 2021, respectively.
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
Loan Loss Reserves—On a quarterly basis, and more frequently if indicators exist, the Company evaluates the collectability of its loans receivable. The Company’s evaluation of collectability involves significant judgment, estimates, and a

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)
review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers’ business models and future operations. For the three and six months ended June 30, 2022, the Company recorded no net impairment losses on its loans receivable. For the three and six months ended June 30, 2021, the Company recorded a net recovery of $88,000 and a net impairment of $4,000, respectively, on its loans receivable. There were no material loans receivable subject to credit risk which were considered to be impaired as of June 30, 2022 or December 31, 2021. The Company considers a loan to be impaired when the Company does not expect to collect all of the contractual interest and principal payments as scheduled in the loan agreements. The Company also establishes a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to the Company. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, the Company establishes the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions. As of June 30, 2022 and December 31, 2021, the Company had loan loss reserves of $954,000 and $943,000, respectively.
Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred leasing costs, deferred offering costs (Note 10) and other deferred costs. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred offering costs represent direct costs incurred in connection with the Company’s offerings of Series A1 Preferred Stock (as defined below), Series A Preferred Units (as defined below), and, after January 2020, Series A Preferred Stock (as defined below) and Series D Preferred Stock (as defined below), excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other offering fees and expenses. Generally, for a specific issuance of securities, issuance-specific offering costs are recorded as a reduction of proceeds raised on the issuance date and offering costs incurred but not directly related to a specifically identifiable closing of a security are deferred. Deferred offering costs are first allocated to each issuance of a security on a pro-rata basis equal to the ratio of the number of securities issued in a given issuance to the maximum number of securities that are expected to be issued in the related offering. In the case of the Series A Preferred Units, which were issued prior to February 2020, the issuance-specific offering costs and the deferred offering costs allocated to such issuance were further allocated to the Series A Preferred Stock and Series A Preferred Warrants issued in such issuance based on the relative fair value of the instruments on the date of issuance. The deferred offering costs allocated to the Series A Preferred Stock and Series A Preferred Warrants are reductions to temporary equity and permanent equity, respectively.
As of June 30, 2022 and December 31, 2021, deferred rent receivable and charges consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Deferred rent receivable	$21,260	$20,870
Deferred leasing costs, net of accumulated amortization of $9,558 and $8,971, respectively	8,099	8,453
Deferred offering costs	6,624	6,281
Other deferred costs	491	491
Deferred rent receivable and charges, net	$36,474	$36,095

Redeemable Preferred Stock—Beginning on the date of original issuance of any given shares of Series A1 Preferred Stock, par value $.001 per share (“Series A1 Preferred Stock”), with an initial stated value of $25.00 per share, subject to adjustment (the “Series A1 Preferred Stock Stated Value”), Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) with an initial stated value of $25.00 per share, subject to adjustment (the “Series A Preferred Stock Stated Value”), or Series D Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), with an initial stated value of $25.00 per share, subject to adjustment (the “Series D Preferred Stock Stated Value”), and from and after the fifth anniversary date of the original issuance of the Series L Preferred Stock, the holder of such shares has the right to require the Company to redeem such shares, subject to certain limitations as discussed in Note 10. The Company records the activity related to the Series A1 Preferred Stock, Series A Preferred Warrants, Series D Preferred Stock and Series L Preferred Stock in permanent equity. In the event a holder of Series A Preferred Stock requests redemption of such shares and such redemption takes place prior to the first anniversary of the date of original issuance, the Company is required to pay such redemption in cash. As a

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)
result, the Company recorded issuances of Series A Preferred Stock in temporary equity. On the first anniversary of the date of original issuance of a particular share of Series A Preferred Stock, the Company reclassifies such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)
3. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Land	$149,144	$141,236
Land improvements	2,697	2,644
Buildings and improvements	454,845	454,431
Furniture, fixtures, and equipment	4,451	4,398
Tenant improvements	30,677	29,733
Work in progress	13,446	10,260
Investments in real estate	655,260	642,702
Accumulated depreciation	(152,653)	(144,718)
Net investments in real estate	$502,607	$497,984
For the three months ended June 30, 2022 and 2021, the Company recorded depreciation expense of $4.2 million and $4.2 million. For the six months ended June 30, 2022 and 2021, the Company recorded depreciation expense of $8.4 million and $8.5 million.
2022 Transactions—During the six months ended June 30, 2022, the Company acquired a 100% fee-simple interest in the following properties from unrelated third-parties. The purchases were accounted for as asset acquisitions. Please see “Investments in Unconsolidated Entities” (Note 4) for information on the Company’s acquisition of an approximate 44% interest in an office property in February 2022.

	Asset	Date of		Purchase
Property	Type	Acquisition	Square Feet	Price
				(in thousands)
3022 S Western Avenue, Los Angeles, CA (1) (3)	Multifamily (3)	May 20, 2022	6,000	$5,650
3101 S Western Avenue, Los Angeles, CA (2) (4)	Multifamily (4)	February 11, 2022	3,752	$2,260

(1)Transaction costs that were capitalized as a component of the assets acquired and liabilities assumed in connection with the acquisition of this property totaled $191,000, which are not included in the purchase price above.
(2)Transaction costs that were capitalized as a component of the assets acquired and liabilities assumed in connection with the acquisition of this property totaled $14,000, which are not included in the purchase price above.
(3)The property is located on a land site of approximately 28,300 square feet. The Company intends to entitle the property and develop approximately 114 residential units starting in 2024.
(4)The property is located on a land site of approximately 11,300 square feet. The Company intends to entitle the property and develop approximately 45 residential units starting in 2023.
There were no dispositions during the six months ended June 30, 2022.
2021 Transactions— There were no acquisitions or dispositions for the six months ended June 30, 2021.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)
The results of operations of the properties the Company acquired have been included in the consolidated statements of operations from the date of acquisition. The purchase price of the acquisitions completed during the six months ended June 30, 2022 were less than 10% of the Company’s total assets as of the respective most recent annual consolidated financial statements filed at or prior to the date of acquisitions. The following table summarizes the purchase price allocation of the aforementioned acquisitions during the six months ended June 30, 2022.

(in thousands)
Land	$7,907
Land improvements	52
Buildings and improvements	156
Net assets acquired	$8,115
4. INVESTMENT IN UNCONSOLIDATED ENTITY
The following table details the Company’s equity method investments in unconsolidated entities. Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies for more details (dollars in thousands):

					Carrying Value
Property	Asset Type	Location	Date of Acquisition	Ownership Interest	June 30, 2022	December 31, 2021
1910 Sunset Boulevard (1)	Office	Los Angeles, CA	February 11, 2022	44%	$22,788	$—
______________________
(1)1910 Sunset Boulevard is an office building with 97,002 square feet of office space and 2,760 square feet of retail space. The Unconsolidated Joint Venture plans to undertake a capital improvement program to renovate and modernize the building into creative office space as well as a limited number of multifamily units.
The Company did not receive any distributions from the Unconsolidated Joint Venture during the six months ended June 30, 2022.
5. LOANS RECEIVABLE
Loans receivable consist of the following (in thousands):

	June 30, 2022	December 31, 2021
SBA 7(a) loans receivable, subject to credit risk	$44,582	$42,103
SBA 7(a) loans receivable, subject to loan-backed notes	15,960	18,050
SBA 7(a) loans receivable, Paycheck Protection Program	205	5,050
SBA 7(a) loans receivable, subject to secured borrowings	6,387	6,857
SBA 7(a) loans receivable, held for sale	958	1,200
Loans receivable	68,092	73,260
Deferred capitalized costs, net	1,402	1,226
Loan loss reserves	(954)	(943)
Loans receivable, net	$68,540	$73,543
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
SBA 7(a) Loans Receivable, Paycheck Protection Program—As an SBA 7(a) licensee, the Company originated loans under the PPP. As of June 30, 2022, substantially all of the loans originated under the PPP have been satisfied in full.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)
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
Other
As of June 30, 2022 and December 31, 2021, the Company’s loans subject to credit risk were 99.9% and 99.8%, respectively, concentrated in the hospitality industry. As of June 30, 2022 and December 31, 2021, 100.0% and 100.0%, respectively, of the Company’s loans subject to credit risk were current. The Company classifies loans with negative characteristics in substandard categories ranging from special mention to doubtful. As of June 30, 2022 and December 31, 2021, $1.0 million and $1.1 million, respectively, of loans subject to credit risk were classified in substandard categories.
6. OTHER INTANGIBLE ASSETS AND LIABILITIES
A schedule of the Company’s intangible assets and liabilities and related accumulated amortization and accretion as of June 30, 2022 and December 31, 2021 is as follows (in thousands):

	June 30, 2022	December 31, 2021
Intangible assets:
Acquired in-place leases, net of accumulated amortization of $8,657 and $9,030, respectively, both with an average useful life of 9 years	$1,833	$2,266
Acquired above-market leases, net of accumulated amortization of $33 and $27, respectively, both with an average useful life of 6 years	22	28
Trade name and license	2,957	2,957
Total intangible lease assets, net	$4,812	$5,251
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $1,056 and $1,134, respectively, both with an average useful life of 5 years	$108	$237
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)
During the three and six months ended June 30, 2022 and 2021, the Company recognized amortization related to its intangible assets and liabilities as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Acquired above-market lease amortization	$3	$3	$6	$6
Acquired in-place lease amortization	$195	$257	$433	$553
Acquired below-market lease amortization	$60	$84	$129	$199
A schedule of future amortization and accretion of acquired intangible assets and liabilities as of June 30, 2022, is as follows (in thousands):

	Assets		Liabilities
Years Ending December 31,	Acquired Above-Market Leases	Acquired In-Place Leases	Acquired Below-Market Leases
2022 (Six months ending December 31, 2022)	$6	$379	$(106)
2023	9	469	(2)
2024	5	374	—
2025	2	171	—
2026	—	123	—
Thereafter	—	317	—
	$22	$1,833	$(108)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)
7. DEBT
The following table summarizes the debt balances as of June 30, 2022 and December 31, 2021, and the debt activity for the six months ended June 30, 2022 (in thousands):

		During the Six Months Ended June 30, 2022
	Balances as of December 31, 2021	Debt Issuances & Assumptions	Repayments	Accretion & (Amortization)	Balances as of June 30, 2022
Mortgage Payable:
Outstanding Balance	$97,100	$—	$—	$—	$97,100
Deferred debt origination costs — Mortgage Payable	(120)	—	—	13	(107)
Total Mortgage Payable	96,980	—	—	13	96,993
Secured Borrowings — Government Guaranteed Loans:
Outstanding Balance	6,671	—	(441)	—	6,230
Unamortized premiums	305	—	—	(34)	271
Total Secured Borrowings — Government Guaranteed Loans	6,976	—	(441)	(34)	6,501
Other Debt:
2018 revolving credit facility	60,000	40,000	(25,000)	—	75,000
2020 unsecured revolving credit facility	—	—	—	—	—
Junior subordinated notes	27,070	—	—	—	27,070
SBA 7(a) loan-backed notes	7,670	—	(3,656)	—	4,014
Borrowed funds from the Federal Reserve through the Paycheck Protection Program Liquidity Facility	5,030	—	(4,825)	—	205
Deferred debt origination costs — other	(989)	—	—	567	(422)
Discount on junior subordinated notes	(1,592)	—	—	47	(1,545)
Total Other Debt	97,189	40,000	(33,481)	614	104,322
Total Debt, Net	$201,145	$40,000	$(33,922)	$593	$207,816
Mortgage Payable—The mortgage payable is secured by a deed of trust on a property and assignments of rents receivable. As of June 30, 2022, the Company’s mortgage payable had a fixed interest rate of 4.14% per annum, with monthly payments of interest only, due on July 1, 2026. The loan is nonrecourse.
Secured Borrowings—Government Guaranteed Loans—Secured borrowings—government guaranteed loans represent sold loans which are treated as secured borrowings because the loan sales did not meet the derecognition criteria provided for in ASC 860-30, Secured Borrowing and Collateral. These loans included cash premiums that are amortized as a reduction to interest expense over the life of the loan using the effective interest method and are fully amortized when the underlying loan is repaid in full. As of June 30, 2022, the Company’s secured borrowings-government guaranteed loans included $3.7 million of loans sold for a premium and excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 4.13%, and $2.6 million of loans sold for an excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 1.81%.
2018 Revolving Credit Facility—In October 2018, the Company entered into a secured revolving credit facility with a bank syndicate that, as amended, allows the Company to borrow up to $209.5 million, subject to a borrowing base calculation (the “2018 revolving credit facility”). In September 2020, the 2018 revolving credit facility was amended (the “2018 Credit Facility Modification”) to remedy the effect that COVID-19 had on the Company’s ability to borrow under the 2018 revolving credit facility during the period from September 2, 2020 through August 14, 2021 (the “Deferral Period”). The 2018 revolving credit facility bore interest during the Deferral Period at (A) the base rate plus 1.05% or (B) LIBOR plus 2.05% and (ii) bears

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)
interest after the Deferral Period, at (A) the base rate plus 0.55% or (B) LIBOR plus 1.55%. As of June 30, 2022 and December 31, 2021, the variable interest rate was 3.72% and 2.15%, respectively. The 2018 revolving credit facility is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The 2018 revolving credit facility is secured by deeds of trust on certain of the Company’s properties. The 2018 revolving credit facility contains customary covenants and is not subject to any financial covenants (though the amount the Company may borrow under the 2018 revolving credit facility is determined by a borrowing base calculation). The 2018 revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions, including providing notice of the election and paying an extension fee of 0.15% of each lender’s commitment being extended on the effective date of such extension. The Company is working with a bank to refinance the 2018 revolving credit facility prior to its maturity date. There can, however, be no assurance that such refinancing will occur. In the interim, in order to preserve flexibility with respect to the Company’s liquidity, the Company submitted an extension notice in July 2022 to extend the maturity of the 2018 Revolving Credit Facility to October 2023. The extension is subject to the satisfaction of certain conditions that the Company expects to be able to satisfy (if the refinancing does not occur). As of June 30, 2022 and December 31, 2021, $75.0 million and $60.0 million, respectively, was outstanding under the 2018 revolving credit facility, and approximately $125.9 million and $117.6 million, respectively, was available for future borrowings.
2020 Unsecured Revolving Credit Facility—In May 2020, the Company entered into an unsecured revolving credit facility with a bank (the “2020 unsecured revolving credit facility”) pursuant to which the Company could borrow up to a maximum of $10.0 million. Outstanding advances under the 2020 unsecured revolving credit facility bore interest at the rate of 1.00%. The 2020 unsecured revolving credit facility contains certain customary covenants including a maximum leverage ratio and a minimum fixed charge coverage ratio, as well as certain other conditions. The 2020 unsecured revolving credit facility matured on May 1, 2022.
Junior Subordinated Notes—The Company has junior subordinated notes with a variable interest rate which resets quarterly based on the three-month LIBOR plus 3.25%, with quarterly interest only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at the Company’s option.
SBA 7(a) Loan-Backed Notes—On May 30, 2018, the Company completed a securitization of the unguaranteed portion of certain of its SBA 7(a) loans receivable with the issuance of $38.2 million of unguaranteed SBA 7(a) loan-backed notes. The SBA 7(a) loan-backed notes are secured by deeds of trust or mortgages and are collateralized solely by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of the Company’s SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of the Company’s collateralized SBA 7(a) loans, at issuance, the Company estimated the weighted average remaining life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%. As of June 30, 2022 and December 31, 2021, the variable interest rate was 3.00% and 1.49%, respectively. The Company reflects the SBA 7(a) loans receivable as assets on its consolidated balance sheets and the SBA 7(a) loan-backed notes as debt on its consolidated balance sheets. The restricted cash on the Company’s consolidated balance sheets included funds related to the Company’s SBA 7(a) loan-backed notes of $1.1 million and $1.9 million as of June 30, 2022 and December 31, 2021, respectively.
Paycheck Protection Program Liquidity Facility—In June 2020, the Company commenced borrowing funds from the Federal Reserve through the PPP Liquidity Facility (the “PPPLF”) to finance all the loans the Company originated under the PPP. Advances under the PPPLF carry an interest rate of 0.35%, are made on a dollar-for-dollar basis based on the amount of loans originated under the PPP and are secured by loans made by the Company under the PPP. The PPPLF contains customary covenants but is not subject to any financial covenants. The maturity date of PPPLF borrowings is the same as the maturity date of the loans pledged to secure the extension of credit, generally two years. At maturity, both principal and accrued interest are due. The maturity date of a PPPLF borrowing will be accelerated if, among other things, the Company has been reimbursed by the SBA for a loan forgiveness (to the extent of the forgiveness), the Company has received payment from the SBA representing exercise of the loan guarantee or the Company has received payment from the underlying borrower (to the extent of the payment received). As of June 30, 2022 and December 31, 2021, $205,000 and $5.0 million, respectively, was outstanding under the PPPLF. As the PPP has ended, no new extensions of credit may be made under the PPPLF and, as of June 30, 2022, substantially all obligations to the Federal Reserve have been satisfied.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)
As of June 30, 2022 and December 31, 2021, accrued interest and unused commitment fees payable of $652,000 and $467,000, respectively, were included in accounts payable and accrued expenses.
Future principal payments on the Company’s debt (face value) as of June 30, 2022 are as follows (in thousands):

Years Ending December 31,	Mortgage Payable	Secured Borrowings Principal (1)	2018 Revolving Credit Facility	Other (1) (2)	Total
2022 (Six months ending December 31, 2022)	$—	$365	$75,000	$682	$76,047
2023	—	376	—	243	619
2024	—	388	—	250	638
2025	—	400	—	298	698
2026	97,100	413	—	187	97,700
Thereafter	—	4,289	—	29,628	33,917
	$97,100	$6,230	$75,000	$31,289	$209,619
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
8. STOCK-BASED COMPENSATION PLANS
On April 3, 2015, the Company’s board of directors (the “Board of Directors”) unanimously approved the Company’s 2015 Equity Incentive Plan (the “2015 Equity Incentive Plan”), which was approved by the Company’s stockholders. Under the 2015 Equity Incentive Plan, the Company granted awards of restricted shares of Common Stock to each of the independent members of the Board of Directors as follows:

Grant Date (1)	Vesting Date	Restricted Shares of Common Stock - Individual	Restricted Shares of Common Stock - Aggregate
May 2020	February 2021 (2)	5,478	5,478
May 2020	May 2021	5,478	16,434
May 2021	(3)	5,083	20,332
June 2022	June 2023	7,746	30,984
______________________
(1)Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period, and generally vests based on one year of continuous service. The Company recorded compensation expense related to these restricted shares of Common Stock in the amount of $37,000 and $50,000 for the three months ended June 30, 2022 and 2021, respectively, and $92,000 and $110,000 for the six months ended June 30, 2022 and 2021, respectively.
(2)On February 11, 2021, the Company’s Board of Directors approved the immediate vesting of 5,478 shares that had been granted in May 2020 to a former independent member of the Board of Directors following his death.
(3)These shares vested after one year of continuous service, other than the shares granted to Mr. Frank Golay, Jr., a former independent director of the Company, which vested on April 29, 2022. Mr. Golay retired from the Board on May 2, 2022 and, in recognition of his service to the Company, the Board accelerated the vesting of Mr. Golay’s shares.
As of June 30, 2022, there was $202,000 of total unrecognized compensation expense related to restricted shares of Common Stock which will be recognized ratably over the remaining vesting period.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)
9. EARNINGS PER SHARE ("EPS")
The computations of basic EPS are based on the Company’s weighted average shares outstanding. No shares of Series D Preferred Stock, Series A Preferred Stock, or Series A1 Preferred Stock outstanding as of June 30, 2022 or 2021 were included in the computation of diluted EPS because they had no dilutive effect. Outstanding Series A Preferred Warrants were not included in the computation of diluted EPS for the three and six months ended June 30, 2022 and 2021 because their impact was either anti-dilutive or such warrants were not exercisable during such periods (Note 11). Outstanding shares of Series L Preferred Stock were not included in the computation of diluted EPS for the three and six months ended June 30, 2022 and 2021 because such shares were not redeemable during such periods.
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.
The following table reconciles the numerator and denominator used in computing the Company’s basic and diluted per-share amounts for net loss attributable to common stockholders for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(2,349)	$(4,210)	$(5,160)	$(12,416)
Redeemable preferred stock dividends declared on dilutive shares	—	—	—	—
Diluted net loss attributable to common stockholders	$(2,349)	$(4,210)	$(5,160)	$(12,416)
Denominator:
Basic weighted average shares of Common Stock outstanding	23,353	15,102	23,351	14,956
Effect of dilutive securities—contingently issuable shares	—	—	—	—
Diluted weighted average shares and common stock equivalents outstanding	23,353	15,102	23,351	14,956
Net loss attributable to common stockholders per share:
Basic	$(0.10)	$(0.28)	$(0.22)	$(0.83)
Diluted	$(0.10)	$(0.28)	$(0.22)	$(0.83)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)
10. REDEEMABLE PREFERRED STOCK
The table below provides information regarding the issuances, reclassifications and redemptions of each class of the Company’s preferred stock in permanent equity during the three and six months ended June 30, 2022 and 2021 (dollar amounts in thousands):

	Preferred Stock
	Series A1		Series A		Series D		Series L		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2020	—	$—	4,377,762	$108,729	19,145	$473	5,387,160	$152,834	9,784,067	$262,036
Issuance of Series D Preferred Stock	—	—	—	—	4,045	99	—	—	4,045	99
Reclassification of Series A Preferred Stock to permanent equity	—	—	366,991	9,144	—	—	—	—	366,991	9,144
Redemption of Series A Preferred Stock	—	—	(29,462)	(733)	—	—	—	—	(29,462)	(733)
Balances, March 31, 2021	—	$—	4,715,291	$117,140	23,190	$572	5,387,160	$152,834	10,125,641	$270,546
Issuance of Series D Preferred Stock	—	—	—	—	7,835	192	—	—	7,835	192
Reclassification of Series A Preferred Stock to permanent equity	—	—	556,587	13,915	—	—	—	—	556,587	13,915
Redemption of Series A Preferred Stock	—	—	(18,501)	(460)	—	—	—	—	(18,501)	(460)
Balances, June 30, 2021	—	$—	5,253,377	$130,595	31,025	$764	5,387,160	$152,834	10,671,562	$284,193

Balances, December 31, 2021	—	$—	6,271,337	$156,431	56,857	$1,396	5,387,160	$152,834	11,715,354	$310,661
Issuance of Series D Preferred Stock	—	—	—	—	—	—	—	—	—	—
Reclassification of Series A Preferred stock to permanent equity	—	—	329,921	8,304	—	—	—	—	329,921	8,304
Redemption of Series A Preferred Stock	—	—	(49,341)	(1,228)	—	—	—	—	(49,341)	(1,228)
Balances, March 31, 2022	—	$—	6,551,917	$163,507	56,857	$1,396	5,387,160	$152,834	11,995,934	$317,737
Issuance of Series A1 Preferred Stock	192,440	4,770	—	—	—	—	—	—	192,440	4,770
Reclassification of Series A Preferred stock to permanent equity	—	—	430,082	10,857	—	—	—	—	430,082	10,857
Redemption of Series A Preferred Stock	—	—	(88,225)	(2,188)	—	—	—	—	(88,225)	(2,188)
Balances, June 30, 2022	192,440	$4,770	6,893,774	$172,176	56,857	$1,396	5,387,160	$152,834	12,530,231	$331,176
As of June 30, 2022, the Company had issued in registered public offerings 192,440 shares of Series A1 Preferred Stock, 8,251,657 shares of Series A Preferred Stock, 4,603,287 Series A Preferred Warrants and 56,857 shares of Series D Preferred Stock and received gross proceeds of $212.3 million ($4.8 million of which was allocated to the Series A1 Preferred Stock, $205.4 million of which was allocated to the Series A Preferred Stock, $761,000 of which was allocated to the Series A Preferred Warrants, and $1.4 million of which was allocated to the Series D Preferred Stock) and, additionally, had issued 568,681 shares of Series A Preferred Stock as payment for services to the Administrator, for which no cash proceeds were received. In connection with such issuance, costs specifically identifiable to the offering of Series A Preferred Stock, Series A

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)
Preferred Warrants and Series D Preferred Stock, such as commissions, dealer manager fees and other offering fees and expenses, totaled $17.5 million ($356,000 of which was allocated to the Series A1 Preferred Stock, $17.0 million of which was allocated to the Series A Preferred Stock, $142,000 of which was allocated to the Series A Preferred Warrants, and $35,000 of which was allocated to the Series D Preferred Stock). In addition, as of June 30, 2022, non-issuance-specific costs related to this offering totaled $8.6 million. As of June 30, 2022, the Company had reclassified and allocated $60,000, $1.9 million, $5,000 and $13,000 from deferred charges to Series A1 Preferred Stock, Series A Preferred Stock, Series A Preferred Warrants and Series D Preferred Stock, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering. As of June 30, 2022, there were 192,440 shares of Series A1 Preferred Stock outstanding, 8,459,477 shares of Series A Preferred Stock outstanding, 4,294,512 Series A Preferred Warrants to purchase 1,113,569 shares of Common Stock outstanding, and 56,857 shares of Series D Preferred Stock outstanding. As of June 30, 2022, no shares of Series A1 Preferred Stock, 360,861 shares of Series A Preferred Stock and no shares of Series D Preferred Stock had been redeemed.
Series A1 Preferred Stock—Since June 2022, the Company has been conducting a continuous public offering with respect to shares of its Series A1 Preferred Stock, par value $0.001 per share with an initial stated value of $25.00 per share, subject to adjustment. Shares of Series A1 Preferred Stock are recorded in permanent equity at the time of their issuance.
Series A Preferred Stock—The Company conducted a continuous public offering of Series A Preferred Units (with each unit (“Series A Preferred Unit”) consisting of one share of Series A Preferred Stock and, initially, one warrant (“Series A Preferred Warrant”) to purchase 0.25 of a share of Common Stock, subject to adjustment) from October 2016 through January 2020, where each Series A Preferred Unit consisted of one share of Series A Preferred Stock, par value $0.001 per share, of the Company with an initial stated value of $25.00 per share, subject to adjustment, and one warrant to purchase 0.25 of a share of Common Stock. Proceeds and expenses from the sale of the Series A Preferred Units were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance.
From February 2020 through June 2022, the Company conducted a continuous public offering with respect to shares of the Company’s Series A Preferred Stock, which, since February 2020, was no longer being issued as a unit with an accompanying Series A Preferred Warrant. In June 2022, the Company concluded the offering of Series A Preferred Stock.
Net proceeds from the issuance of shares of Series A Preferred Stock were initially recorded in temporary equity at an amount equal to the gross proceeds allocated to such shares of Series A Preferred Stock minus the costs specifically identifiable to the issuance of such shares and the non-issuance specific offering costs allocated to such shares. If the net proceeds from the issuance of shares of Series A Preferred Stock were less than the redemption value of such shares at the time they were issued, or if the redemption value of such shares subsequently becomes greater than the carrying value of such shares, an adjustment was recorded to increase the carrying amount of such shares to their redemption value as of the balance sheet date. Such adjustment was considered a deemed dividend for purposes of calculating basic and diluted EPS. For the three and six months ended June 30, 2022, the Company recorded redeemable preferred stock deemed dividends of $4,000 and $19,000, respectively, related to such adjustments. For the three and six months ended June 30, 2021, the Company recorded redeemable preferred stock deemed dividends of $106,000 and $163,000, respectively, related to such adjustments.
On the first anniversary of the issuance of a particular share of Series A Preferred Stock, the Company reclassifies such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of June 30, 2022, the Company had reclassified an aggregate of $163.6 million in net proceeds from temporary equity to permanent equity.
Series D Preferred Stock—From February 2020 through June 2022, the Company conducted a continuous public offering with respect to shares of its Series D Preferred Stock, par value $0.001 per share, subject to adjustment. The selling price of the Series D Preferred Stock was $25.00 per share for all sales that occurred from the beginning of the offering to and including June 28, 2020 and $24.50 per share thereafter. Shares of Series D Preferred Stock were recorded in permanent equity at the time of their issuance. In June 2022, the Company concluded the offering of Series D Preferred Stock.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)
Until the fifth anniversary of the date of original issuance of the Series L Preferred Stock, the Company is prohibited from issuing any shares of preferred stock ranking senior to or on parity with the Series L Preferred Stock with respect to the payment of dividends, other distributions, liquidation, and or dissolution or winding up of the Company unless the Minimum Fixed Charge Coverage Ratio, calculated in accordance with the Articles Supplementary describing the Series L Preferred Stock, is equal to or greater than 1.25:1.00. As of June 30, 2022 and December 31, 2021, the Company was in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio.
Refer to Note 13 for a discussion of certain payments the Company has made in shares of Common Stock and in shares of Preferred Stock and may make in shares of Preferred Stock in lieu of cash payments in order to remain in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio.
Dividends—With respect to the payment of dividends, the Series A1 Preferred Stock, as well as the Series A Preferred Stock and Series D Preferred Stock, ranks senior to the Series L Preferred Stock and the Common Stock. The Series L Preferred Stock ranks senior to the Common Stock (except with respect to and only to the extent of the Initial Dividend) and junior to the Series A Preferred Stock, Series A Preferred Stock, Series D Preferred Stock and Common Stock (with respect to and only to the extent of the Initial Dividend). With respect to the distribution of amounts upon liquidation, dissolution or winding-up, the Series A1 Preferred Stock ranks on parity with the Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, to the extent of the Series L Preferred Stock Stated Value, and otherwise ranks senior to the Series L Preferred Stock and the Common Stock. With respect to the distribution of amounts upon liquidation, dissolution or winding-up, the Series L Preferred Stock ranks senior to the Common Stock, both (i) to the extent of the Series L Preferred Stock Stated Value and (ii) following payment to holders of the Common Stock of an amount equal to any unpaid Initial Dividend, to the extent of any accrued and unpaid dividends on the Series L Preferred Stock, on parity with the Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock, to the extent of the Series L Preferred Stock Stated Value and junior to the Series A1 Preferred Stock, Series A Preferred Stock, Series D Preferred Stock and Common Stock (to the extent of the Initial Dividend), in all instances with respect to any accrued and unpaid dividends on the Series L Preferred Stock.
Holders of Series A1 Preferred Stock are entitled to receive, if, as and when authorized by the Company’s Board of Directors, and declared by the Company out of legally available funds, cumulative cash dividends (“Series A1 Dividend”) on each share of Series A1 Preferred Stock at the greater of (i) an annual rate of 6.0% of the Series A1 Preferred Stock Stated Value (i.e., the equivalent of $0.3750 per share per quarter) and (ii) the Federal Funds (Effective) Rate for such quarter and plus 2.5% of the Series A1 Preferred Stock Stated Value divided by four, up to a maximum of 2.5% of the Series A1 Preferred Stock Stated Value per quarter. Holders of Series A Preferred Stock are entitled to receive, if, as and when authorized by the Company’s Board of Directors, and declared by the Company out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.50% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter) (the “Series A Dividend”). Holders of Series D Preferred Stock are entitled to receive, if, as and when authorized by the Company’s Board of Directors, and declared by the Company out of legally available funds, cumulative cash dividends on each share of Series D Preferred Stock at an annual rate of 5.65% of the Series D Preferred Stock Stated Value (i.e., the equivalent of $0.35313 per share per quarter) (the “Series D Dividend”). Dividends on each share of Series A Preferred Stock and Series D Preferred Stock begin accruing on, and are cumulative from, the date of issuance.
The Company expects to pay the Series A1 Dividend, Series A Dividend and Series D Dividend in arrears on a monthly basis in accordance with the foregoing provisions, unless the Company’s results of operations, general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. The timing and amount of the Series A1 Dividend, Series A Dividend and the Series D Dividend will be determined by the Company’s Board of Directors, in its sole discretion, and may vary from time to time.
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
The Company expects to pay dividends on the Series L Preferred Stock in arrears on an annual basis in accordance with the foregoing provisions, unless the Company’s results of operations, general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.00% per year, up to a maximum rate of 8.50% per annum. However, prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, the Company must first declare and pay

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)
dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by the Company’s Board of Directors at the end of the prior fiscal year. On December 29, 2021, the Company announced an Initial Dividend on shares of its Common Stock for fiscal year 2022 in the aggregate amount of $7,010,799, of which $3,972,000 had been paid as of June 30, 2022.
During the six months ended June 30, 2022, the Company paid $5.6 million, $40,000 and $8.4 million of cash dividends on the Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, respectively. During the six months ended June 30, 2021, the Company paid $4.5 million, $16,000 and $8.4 million of cash dividends on the Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, respectively.
Redemptions—The Company’s Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock are redeemable at the option of the holder or the Company. The redemption schedule of the Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock allows redemptions at the option of the holder of Series A1 Preferred Stock, Series A Preferred Stock or Series D Preferred Stock from the date of original issuance of any such shares at the Series A1 Preferred Stock Stated Value, Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, respectively, less a redemption fee applicable prior to the fifth anniversary of the issuance of such shares, plus accrued and unpaid dividends. The Company has the right to redeem the Series A1 Preferred Stock after the date that is twenty-four months following the original issuance of such shares of Series A1 Preferred Stock at the Series A1 Preferred Stock Stated Value, plus accrued and unpaid dividends. The Company has the right to redeem the Series A Preferred Stock or Series D Preferred Stock after the fifth anniversary of the date of original issuance of such shares at the Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, respectively, plus accrued and unpaid dividends. With respect to redemptions of the Series A1 Preferred Stock, Series A Preferred Stock or Series D Preferred Stock, at the Company’s discretion, the redemption price will be paid in cash or in Common Stock based on the volume weighted average price of the Company’s Common Stock for the 20 trading days prior to the redemption; provided that the redemption price of any shares of Series A Preferred Stock redeemed prior to the first anniversary of the date of original issuance of such shares must be paid in cash.
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
11. STOCKHOLDERS’ EQUITY
Dividends
Holders of the Company’s Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by the Company out of legally available funds. In determining the Company’s dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, the Company’s financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)
does not necessarily correlate directly to any individual factor. Cash dividends per share of Common Stock declared in respect of the six months ended June 30, 2022 and 2021 consist of the following:

Declaration Date	Payment Date	Type	Cash Dividend Per Share of Common Stock
June 10, 2022	July 5, 2022	Regular Quarterly	$0.085
March 8, 2022	April 1, 2022	Regular Quarterly	$0.085

June 7, 2021	June 30, 2021	Regular Quarterly	$0.075
March 5, 2021	March 30, 2021	Regular Quarterly	$0.075
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
Proceeds and expenses from the sale of the Series A Preferred Units were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of June 30, 2022, the Company had 4,294,512 Series A Preferred Warrants outstanding to purchase 1,113,569 shares of Common Stock in connection with the Company’s offering of Series A Preferred Units and allocated net proceeds of $584,000, after specifically identifiable offering costs and allocated general offering costs, to the Series A Preferred Warrants in permanent equity.
Share Repurchase Program
In May 2022, the Company’s Board of Directors approved a repurchase program of up to $10.0 million of the Company’s Common Stock (the “SRP”). Under the SRP, the Company, in its discretion, may purchase shares of its Common Stock from time to time in the open market or in privately negotiated transactions. The amount and timing of purchases of shares will depend on a number of factors, including, without limitation, the price and availability of shares, trading volume, general market conditions and compliance with applicable securities law. The SRP has no termination date and may be suspended or discontinued at any time.
As of June 30, 2022, share repurchases executed under the SRP were as follows:

Period	Shares Repurchased	Average price paid per share	Cumulative amount of shares repurchased (in thousands)
Three months ended June 30, 2022	41,374	$7.32	$303
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
June 30, 2022 (Unaudited) – (Continued)
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.
Management’s estimation of the fair value of the Company’s financial instruments is based on a Level 3 valuation in the fair value hierarchy established f or disclosure of how a company values its financial instruments. In general, quoted market prices from active markets for the identical financial instrument (Level 1 inputs), if available, should be used to value a financial instrument. If quoted prices are not available for the identical financial instrument, then a determination should be made if Level 2 inputs are available. Level 2 inputs include quoted prices for similar financial instruments in active markets for identical or similar financial instruments in markets that are not active (i.e., markets in which there are few transactions for the financial instruments, the prices are not current, price quotations vary substantially, or in which little information is released publicly). There is limited reliable market information for the Company’s financial instruments and the Company utilizes other methodologies based on unobservable inputs for valuation purposes since there are no Level 1 or Level 2 inputs available. Accordingly, Level 3 inputs are used to measure fair value.
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
Debt—The carrying amounts of the Company’s secured borrowings—government guaranteed loans, SBA 7(a) loan-backed notes, 2018 Revolving Credit Facility and borrowed funds from the Federal Reserve through the PPPLF approximate their fair values, as the interest rates on these securities are variable and approximate current market interest rates. The Company determines the fair value of mortgage notes payable and junior subordinated notes by performing discounted cash flow analyses using an appropriate market discount rate. The Company calculates the market discount rate for its mortgage notes payable by obtaining period-end treasury or swap rates, as applicable, for maturities that correspond to the maturities of the Company’s debt and then adding an appropriate credit spread. These credit spreads take into account factors such as the Company’s credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt. When estimating the fair value of the Company’s mortgages payable as of June 30, 2022 and December 31, 2021, the Company used a rate of 5.23% and 3.22%, respectively. The rate used to estimate the fair value of the Company’s junior subordinated notes was 6.54% and 4.46% as of June 30, 2022 and December 31, 2021, respectively.
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

	June 30, 2022		December 31, 2021
	Discount Rate	Prepayment Rate	Discount Rate	Prepayment Rate
SBA 7(a) loans receivable, subject to credit risk	8.00% - 10.00%	4.33% - 17.50%	6.25% - 8.25%	5.00% - 17.50%
SBA 7(a) loans receivable, subject to loan-backed notes	7.50% - 9.50%	5.00% - 17.50%	5.75% - 7.75%	5.00% - 17.50%
SBA 7(a) loans receivable, paycheck protection program	1.00%	N/A	1.00%	N/A
SBA 7(a) loans receivable, subject to secured borrowings	8.75% - 9.50%	5.00% - 17.50%	7.00% - 7.75%	5.00% - 17.50%
Other Financial Instruments—The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at June 30, 2022 and December 31, 2021. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on the Company’s consolidated balance sheets are as follows (dollar amounts in thousands):

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

	June 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
Assets:
SBA 7(a) loans receivable, subject to credit risk	$44,895	$46,246	$42,416	$44,399	3
SBA 7(a) loans receivable, subject to loan-backed notes	$15,988	$17,283	$18,077	$19,635	3
SBA 7(a) loans receivable, paycheck protection program	$197	$204	$4,903	$5,050	3
SBA 7(a) loans receivable, subject to secured borrowings	$6,419	$6,501	$6,891	$6,976	3
SBA 7(a) loans receivable, held for sale	$1,041	$1,044	$1,256	$1,355	3
Liabilities:
Mortgages payable (1)	$97,100	$93,287	$97,100	$100,838	2, 3
Junior subordinated notes (1)	$27,070	$24,732	$27,070	$24,378	3
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
On January 5, 2022, the Company and certain of its subsidiaries entered into a Fee Waiver (the “Fee Waiver”) with the Operator and the Administrator with respect to fees that are payable to them. The Fee Waiver is effective retroactively to January 1, 2022 (the “Effective Date”). Pursuant to the Fee Waiver, the Administrator agreed to voluntarily waive any fees in excess of those set forth in the Fee Waiver, to the extent it would otherwise have been entitled to such additional compensation under the Master Service Agreement, and the Operator agreed to voluntarily waive any fees in excess of those set forth in the Fee Waiver, to the extent it would otherwise have been entitled to such additional compensation under the Investment Management Agreement. Following the end of each quarter, the Administrator will deliver to the Company (i) a calculation of the cumulative fees earned by the Operator and the Administrator under the methodology prescribed by the Fee Waiver from the Effective Date through the end of such quarter and (ii) a calculation of the cumulative fees that would have been earned by the Operator and the Administrator during such period under the Master Services Agreement and the Investment Management Agreement without giving effect to the Fee Waiver. If, in respect of any quarter, the aggregate fees that are payable under the methodology prescribed by the Fee Waiver exceed the aggregate fees that would have been payable under the Master Services Agreement and the Investment Management Agreement, without giving effect to the Fee Waiver, such quarter will be deemed an “Excess Quarter”. For any quarter following an Excess Quarter, the Company (upon the direction of the independent members of the Board) may, at its option and upon written notice to Administrator, elect to calculate all fees due to the Administrator and the Operator in accordance with the Master Services Agreement and the Investment Management Agreement, without giving effect to the Fee Waiver, from and after such Excess Quarter. Any such election by the Company will be irrevocable, and all fees due to the Administrator and the Operator from and after such election will be calculated in accordance with the Master Services Agreement and the Investment Management Agreement, without giving effect to the Fee Waiver.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)
The fees payable to the Operator and the Administrator are determined as follows under the Fee Waiver.
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
In lieu of cash payment of the Base Fee, the Company has issued to the Operator shares of its Series A1 Preferred Stock in July 2022 as payment for the quarterly Base Fee for the three months ended March 31, 2022. Subject to applicable laws and regulations under Nasdaq and TASE and the agreement of the Operator, and it is likely the Company will issue shares of its Series A1 Preferred Stock in lieu of cash payment of the Base Fee for the remainder of 2022.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)
Pursuant to the Investment Management Agreement, the asset management fee prior to January 1, 2022 fee was calculated (without giving effect to the Fee Waiver) as a percentage of the daily average adjusted fair value of CIM Urban’s assets as follows (dollar amounts in thousands):

Daily Average Adjusted Fair Value of CIM Urban’s Assets
		Quarterly Fee Percentage
From Greater of	To and Including
$—	$500,000	0.2500%
$500,000	$1,000,000	0.2375%
$1,000,000	$1,500,000	0.2250%
$1,500,000	$4,000,000	0.2125%
$4,000,000	$20,000,000	0.1000%
In lieu of cash payment, the Company has issued to the Operator shares of its Series A1 Preferred Stock in July 2022 as payment for the quarterly asset management fee for the three months ended December 31, 2021.
Under the Master Services Agreement, for fiscal quarters prior to April 1,2020, the Company paid a base service fee (the “Base Service Fee”) to the Administrator initially set at $1.0 million per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. On May 11, 2020, the Master Services Agreement was amended to replace the Base Service Fee with an incentive fee pursuant to which the Administrator was entitled to receive, on a quarterly basis, 15.00% of the Company’s quarterly core funds from operations in excess of a quarterly threshold equal to 1.75% (i.e., 7.00% on an annualized basis) of the Company’s average Adjusted Common Equity (defined above) for such quarter. The amendment was effective as of April 1, 2020 and was further modified by the Fee Waiver described above. No such incentive fee was paid by the Company.
In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and or reimbursement for performing certain services for the Company and its subsidiaries that are not covered by the Base Service Fee. During the six months ended June 30, 2022 and 2021, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, operational and on-going support in connection with the Company’s offering of Preferred Stock. The Administrator’s compensation is based on the salaries and benefits of the employees of the Administrator and or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of the Company and its subsidiaries). The expense for such services is included in expense reimbursements to related parties—corporate in the accompanying consolidated statements of operations.
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
Offering-Related Fees—CCO Capital, LLC (“CCO Capital”) became the exclusive dealer manager for the Company’s public offering of the Series A Preferred Units effective as of May 31, 2019. CCO Capital is a registered broker dealer and is under common control with the Operator and the Administrator. The Company’s offering of the Series A Preferred Units ended at the end of January 2020. On January 28, 2020, the Company entered into the Second Amended and Restated Dealer Manager Agreement, pursuant to which CCO Capital acted as the exclusive dealer manager for the Company’s public offering of its Series A Preferred Stock and Series D Preferred Stock. Thereunder, the Company agreed to compensate CCO Capital, as the dealer manager for the offering, as follows: (1) an upfront dealer manager fee of up to 1.25% of the selling price

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)
of each share of Preferred Stock sold, (2) selling commissions of up to 5.50% of the selling price of each share of Series A Preferred Stock sold (with no selling commissions payable in respect of shares of Series D Preferred Stock sold) and (3) a trailing dealer manager fee that accrues daily in an amount equal to 1/365th of 0.25% per annum of the selling price of each share of Preferred Stock sold. CCO Capital, in its sole discretion, may reallow to another broker-dealer authorized by it to sell shares in the offering a portion of the upfront dealer manager fee earned by it in respect of shares sold by such broker-dealer.
On April 9, 2020, the Company entered into Amendment No. 1 to the Second Amended and Restated Dealer Manager Agreement, pursuant to which the selling commissions were increased from up to 5.50% to up to 7.00% of the selling price of each share of Series A Preferred Stock sold thereafter. The Company was informed that CCO Capital generally reallowed 100% of the selling commissions on sales of Series A Preferred Stock and generally reallowed substantially all of the upfront dealer manager fee on sales of Series A Preferred Stock and Series D Preferred Stock, to participating broker-dealers.
On September 22, 2021, the Company entered into Amendment No. 2 to the Second Amended and Restated Dealer Manager Agreement, pursuant to which the upfront dealer manager fee payable to the Dealer Manager was changed to up to 3.00% and the trailing dealer manager fee with respect to the sale of shares of Series A Preferred Stock sold in the Offering on or after September 9, 2021 was eliminated.
On June 16, 2022, the Company entered into the Third Amended and Restated Dealer Manager Agreement, pursuant to which CCO Capital acts as the exclusive dealer manager for the Company’s public offering of its Series A1 Preferred Stock. Thereunder, the Company agreed to compensate CCO Capital, as the dealer manager for the offering, as follows: (1) a dealer manager fee of up to 3.00% of the selling price of each share of Series A1 Preferred Stock sold and (2) selling commissions of up to 7.00% of the selling price of each share of Series A1 Preferred Stock sold. The Company has been informed that CCO Capital generally reallows 100% of the selling commissions on sales of Series A1 Preferred Stock and generally reallows substantially all of the dealer manager fee on sales of Series A1 Preferred Stock, to participating broker-dealers. In addition, pursuant to the Third Amended and Restated Dealer Manager Agreement, CCO Capital will not solicit or make any offers for the sale of shares of Series A Preferred Stock or Series D Preferred Stock.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2022
	2022	2021	2022	2021
Asset Management Fees:
Asset management fees(1)	$920	$2,260	$1,841	$4,519
Property Management Fees and Reimbursements:
Property management fees(2)	$413	$404	$851	$807
Onsite management and other cost reimbursement(3)	$806	$755	$1,231	$1,564
Leasing commissions	$27	$33	$105	$48
Construction management fees(4)	$138	$22	$198	$35
Administrative Fees and Expenses:
Expense reimbursements to related parties - corporate	$526	$454	$948	$1,059
Lending Segment Expenses:
Expense reimbursements to related parties - lending segment(5)	$604	$433	$1,073	$1,164
Offering-Related Fees:
Upfront dealer manager and trailing dealer manager fees(6)	$152	$272	$274	$422
Non-issuance specific offering costs (7)	$50	$43	$89	$64
______________________
(1)The Company issued to the Operator 179,762 shares of Series A Preferred Stock in lieu of cash payment of the asset management fees incurred during the six months ended June 30, 2021. In July 2022, the Company issued to the Operator 36,843 shares of Series A1 Preferred Stock in lieu of cash payment of the asset management fee incurred during the three months ended March 31, 2022.
(2)Does not include the company’s share of the property management fees from the Unconsolidated Joint Venture of $11,000 and $15,000 for the three and six months ended June 30, 2022, respectively.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)
(3)Does not include the company’s share of the onsite management and other cost reimbursements from the Unconsolidated Joint Venture of $21,000 and $33,000 for the three and six months ended June 30, 2022, respectively.
(4)Does not include the company’s share of the construction management fees from the Unconsolidated Joint Venture of $2,000 and $3,000 for the three and six months ended June 30, 2022, respectively.
(5)Expense reimbursements to related parties - lending segment do not include personnel costs capitalized to deferred loan origination costs of $105,000 and $174,000 for the six months ended June 30, 2022 and 2021, respectively.
(6)Represents fees earned by CCO Capital and allocated to Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock.
(7)As of June 30, 2022 and June 30, 2021, $2.3 million and $2.0 million, respectively, was included in deferred costs as reimbursable expenses incurred pursuant to the Master Services Agreement and the then applicable dealer manager agreement with CCO Capital. These non-issuance specific costs are allocated against the gross proceeds from the sale of the Series A Preferred Stock and the Series D Preferred Stock on a pro rata basis for each issuance as a percentage of the total offering.
As of June 30, 2022 and December 31, 2021, due to related parties consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Asset management fees	$4,083	$2,244
Property management fees and reimbursements	865	320
Expense reimbursements - corporate	883	692
Expense reimbursements - lending segment	360	341
Upfront dealer manager and trailing dealer manager fees	555	638
Non-issuance specific offering costs	198	143
Other amounts due to the CIM Management Entities and certain of its affiliates	69	163
Total due to related parties	$7,013	$4,541
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
Other
On May 15, 2019, CIM Group entered into an approximately 11-year lease for approximately 32,000 rentable square feet with respect to a property owned by the Company. The lease was amended on August 7, 2019 to reduce the rentable square feet to approximately 30,000 rentable square feet. For the three and six months ended both June 30, 2022 and 2021, the Company recorded rental and other property income related to this tenant of $370,000 and $740,000, respectively.
14. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer when the terms established in the contract are met. The Company’s outstanding commitments to fund loans were $7.1 million as of June 30, 2022, the majority of which are for prime-based loans to be originated by the Company’s subsidiary engaged in SBA 7(a) Small Business Loan Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, the Company has certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. The Company had a total of $6.0 million in future obligations under leases to fund tenant improvements and other future construction obligations as of June 30, 2022. As of June 30, 2022, $2.5 million was funded to reserve accounts included in restricted cash on the Company’s consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreement entered into in June 2016.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)
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
SBA Related—If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced under the PPP or the SBA 7(a) Small Business Loan Program, the SBA may seek recovery of the principal loss related to the deficiency from the Company. As of June 30, 2022, the Company serviced an aggregate of $265.5 million of the guaranteed portion of SBA 7(a) loans. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from the Company in the event that a loss is deemed to be attributable to technical deficiencies. Based on historical experience, the Company does not expect that this contingency is probable to be asserted. However, if asserted, it could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flow or the Company’s ability to satisfy its debt service obligations or to maintain its level of distributions on Common Stock or Preferred Stock.
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
15. LEASES
Future minimum rental revenue under long-term operating leases as of June 30, 2022, excluding tenant reimbursements of certain costs, are as follows (excludes unconsolidated properties, in thousands):

Years Ending December 31,	Total
2022 (Six months ending December 31, 2022)	$22,785
2023	43,637
2024	42,198
2025	26,095
2026	18,641
Thereafter	36,637
$189,993

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)
16. SEGMENT DISCLOSURE
The Company’s reportable segments during the three and six months ended June 30, 2022 and 2021 consist of two types of commercial real estate properties, namely, office and hotel, as well as a segment for the Company’s lending business. Management internally evaluates the operating performance and financial results of the segments based on net operating income. The Company also has certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2021 included in the 2021 Form 10-K.
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
The net operating income (loss) of the Company’s segments for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Office:
Revenues	$14,077	$13,356	$28,182	$26,883
Property expenses:
Operating	6,402	5,687	12,523	11,342
General and administrative	35	83	125	168
Total property expenses	6,437	5,770	12,648	11,510
Income from unconsolidated entity	260	—	380
Segment net operating income—office	7,900	7,586	15,914	15,373
Hotel:
Revenues	9,576	3,477	17,369	5,355
Property expenses:
Operating	6,305	3,428	11,676	6,063
General and administrative	24	51	52	101
Total property expenses	6,329	3,479	11,728	6,164
Segment net operating income (loss)—hotel	3,247	(2)	5,641	(809)
Lending:
Revenues	2,750	5,839	5,634	9,313
Lending expenses:
Interest expense	119	182	226	373
Expense reimbursements to related parties—lending segment	604	433	1,073	1,164
General and administrative	338	177	898	623
Total lending expenses	1,061	792	2,197	2,160
Segment net operating income—lending	1,689	5,047	3,437	7,153
Total segment net operating income	$12,836	$12,631	$24,992	$21,717

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)
A reconciliation of segment net operating income to net income attributable to the Company for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total segment net operating income	$12,836	$12,631	$24,992	$21,717
Interest and other income	—	1	—	1
Asset management and other fees to related parties	(920)	(2,260)	(1,841)	(4,519)
Expense reimbursements to related parties—corporate	(526)	(454)	(948)	(1,059)
Interest expense	(2,284)	(2,491)	(4,347)	(4,932)
General and administrative	(880)	(835)	(2,017)	(2,876)
Depreciation and amortization	(4,974)	(5,069)	(9,978)	(10,106)
Income (loss) before provision for income taxes	3,252	1,523	5,861	(1,774)
Provision for income taxes	(321)	(996)	(628)	(1,370)
Net income (loss)	2,931	527	5,233	(3,144)
Net (income) loss attributable to noncontrolling interests	(9)	3	(14)	4
Net income (loss) attributable to the Company	$2,922	$530	$5,219	$(3,140)
The condensed assets for each of the segments as of June 30, 2022 and December 31, 2021, along with capital expenditures and loan originations for the six months ended June 30, 2022 and 2021, are as follows (in thousands):

	June 30, 2022	December 31, 2021
Condensed assets:
Office	$470,779	$449,843
Hotel	99,211	101,308
Lending	83,033	96,729
Non-segment assets(1)	24,722	12,986
Total assets	$677,745	$660,866

	Six Months Ended June 30,
	2022	2021
Capital expenditures(2) and loan originations:
Office	$4,304	$818
Hotel	963	128
Total capital expenditures	5,267	946
Loan originations	30,682	65,210
Total capital expenditures and loan originations	$35,949	$66,156
______________________
(1)Includes investments in real estate of $8.3 million representing two development sites which the Company intends to develop into multifamily assets.
(2)Represents additions and improvements to real estate investments, excluding acquisitions. Includes the activity for dispositions through their respective disposition dates.
17. SUBSEQUENT EVENTS
On July 1, 2022, the Company acquired from an unrelated third-party a 100% fee-simple interest in a 1,352 square foot office property located in Austin, Texas for a purchase price of $1.9 million. The property has approximately 7,450 square feet of land which the Company intends to further develop.

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
The following discussion of our financial condition as of June 30, 2022 and results of operations for the three and six months ended June 30, 2022 and 2021 should be read in conjunction with the 2021 Form 10-K. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Part I, Item 1A of the 2021 Form 10-K and in Part II, Item 1A of this Quarterly Report. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the consolidated financial statements contained therein. The terms “we,” “us,” “our” and the “Company” refer to Creative Media & Community Trust Corporation and its subsidiaries.
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
Properties
As of June 30, 2022, our real estate portfolio consisted of 17 assets, all of which were fee-simple properties, including one office property which we own through our investment in an unconsolidated joint venture (the “Unconsolidated Joint Venture”). As of June 30, 2022, our 12 office properties, totaling approximately 1.4 million rentable square feet, were 78.1% occupied and our one hotel with an ancillary parking garage, which has a total of 503 rooms, had RevPAR of $127.98 for the six months ended June 30, 2022. Additionally, as of June 30, 2022, we had three development sites (one being used as a parking lot).
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
CIM Group Operations
CIM Group believes that a vast majority of the risks associated with acquiring real estate are mitigated by accumulating local market knowledge of the community where the asset is located. As a result, CIM Group typically spends significant resources over a period of between six months and five years evaluating communities prior to making any acquisitions. The distinct districts that CIM Group identifies through this process as targets for acquisitions are referred to as “Qualified Communities.” Qualified Communities typically have dedicated resources to become, or are currently, vibrant communities where people can live, work, shop and be entertained, all within walking distance or close proximity to public transportation. These areas, which include traditional downtown areas and suburban main streets, generally have high barriers to entry, high population density, positive population trends, a propensity for growth and support for investment. CIM Group believes that the critical mass of redevelopment in such Qualified Communities creates positive externalities, which enhance the value of real estate assets in the area. CIM Group targets acquisitions of diverse types of real estate assets, including retail, residential, office, parking, hotel, signage and mixed-use through CIM Group’s extensive network and its current opportunistic activities.
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
Rental Rate Trends
Office Statistics:    The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods (includes property partially owned through the Unconsolidated Joint Venture):

	As of June 30,
	2022	2021
Occupancy (1)	78.1%	78.0%
Annualized rent per occupied square foot (1)(2)	$54.13	$52.32
______________________
(1)The information presented in this table represents historical information as of the date indicated without giving effect to any property sales occurring thereafter.
(2)Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by 12. This amount reflects total cash rent before abatements. Total abatements, representing lease incentives in the form of free rent, for the twelve months ended June 30, 2022 and 2021 were approximately $2.2 million and $1.3 million, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.
Over the next four quarters, we expect to see expiring cash rents as set forth in the table below (includes property partially owned through the Unconsolidated Joint Venture):

	For the Three Months Ended
	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023
Expiring Cash Rents:
Expiring square feet (1)	55,126	42,368	29,477	45,916
Expiring rent per square foot (2)	$49.45	$49.64	$51.12	$53.03
______________________
(1)Month-to-month tenants occupying a total of 15,552 square feet are included in the expiring leases in the first quarter listed.
(2)Represents gross monthly base rent, as of June 30, 2022, under leases expiring during the periods above, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.
During the three and six months ended June 30, 2022, we executed leases with terms longer than 12 months totaling 39,392 and 60,870 square feet, respectively. The table below sets forth information on certain of our executed leases during the three and six months ended June 30, 2022, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

	Number of Leases (1)	Rentable Square Feet	New Cash Rents per Square Foot (2)	Expiring Cash Rents per Square Foot (2)
Three months ended June 30, 2022	7	26,766	$35.11	$33.18
Six months ended June 30, 2022	14	41,737	$44.60	$43.57
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
Hotel Statistics:    The following table sets forth the occupancy, ADR and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Six Months Ended June 30,
	2022	2021
Occupancy	73.3%	38.8%
ADR	$174.48	$119.99
RevPAR	$127.98	$46.52
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
Lending Segment
Through our loans originated under the SBA 7(a) Program, we are a national lender that primarily originates loans to small businesses. We identify loan origination opportunities through personal contacts, internet referrals, attendance at trade shows and meetings, direct mailings, advertisements in trade publications and other marketing methods. We also generate loans through referrals from real estate and loan brokers, franchise representatives, existing borrowers, lawyers and accountants. In addition, as an SBA 7(a) licensee, we originated loans as an authorized lender under the Paycheck Protection Program (“PPP”), which was enacted during the year ended December 31, 2020 and completed during 2021. Originations under the PPP have ended and we had a remaining outstanding balance of $205,000 in PPP loans outstanding as of June 30, 2022.
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
The PPP provided lenders who originated loans under the program with a 100% guaranty of repayment (provided certain conditions are met) and provided small businesses with uncollateralized and unguaranteed loans at an interest rate of 1.00%. We obtained all funds to originate loans under the PPP from the Federal Reserve on a basis that correlated to the outstanding principal balance due from our borrowers pursuant to the PPP on a dollar-for-dollar basis with a cost of funds of 0.35%. As of June 30, 2022, substantially all loans originated under the PPP have been repaid (with a concomitant reduction in our obligations to the Federal Reserve).
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

Property Concentration
Kaiser Foundation Health Plan, Incorporated (“Kaiser”), which occupied space in one of our Oakland, California properties, accounted for 29.2% of our annualized rental income for the three months ended June 30, 2022.
2022 Results of Operations
Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021
Net Income and FFO

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Total revenues	$26,403	$22,673	$3,730	16.5%
Total expenses	$23,411	$21,150	$2,261	10.7%
Net income	$2,931	$527	$2,404	456.2%
Net income increased to $2.9 million, or by $2.4 million, for the three months ended June 30, 2022, compared to net income of $527,000 for the three months ended June 30, 2021. The increase was primarily due to an increase in office segment net operating income of $314,000, an increase in hotel segment net operating income of $3.2 million, a decrease in asset management fees of $1.3 million and a decrease in provision for income taxes of $675,000, partially offset by a decrease in lending segment net operating income of $3.4 million.
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

The following table sets forth a historical reconciliation of net loss attributable to common stockholders to FFO attributable to common stockholders (in thousands):

	Three Months Ended June 30,
	2022	2021
Net loss attributable to common stockholders(1)	$(2,349)	$(4,210)
Depreciation and amortization	4,974	5,069
FFO attributable to common stockholders(1)	$2,625	$859
______________________
(1)During the three months ended June 30, 2022 and 2021, we recognized $106,000 and $13,000, respectively, of redeemable preferred stock redemptions and $4,000 and $106,000, respectively, of redeemable preferred stock deemed dividends. Such amounts are included in, and have the effect of reducing, net loss attributable to common stockholders and FFO attributable to common stockholders, because redeemable preferred stock redemptions are not an adjustment prescribed by NAREIT.
FFO attributable to common stockholders was $2.6 million for the three months ended June 30, 2022, an increase of $1.8 million compared to $859,000 for the three months ended June 30, 2021. The increase in FFO is primarily attributable to an increase in office segment net operating income of $314,000, an increase in hotel segment net operating income of $3.2 million, a decrease in asset management fees of $1.3 million and a decrease in provision for income taxes of $675,000, partially offset by a decrease in lending segment net operating income of $3.4 million as well as an increase in redeemable preferred stock dividends declared or accumulated of $540,000.
Summary Segment Results
During the three months ended June 30, 2022 and 2021, we operated in three segments: office and hotel properties and lending. Set forth and described below are summary segment results for our operating segments (dollar amounts in thousands).

	Three Months Ended June 30,		Change
	2022	2021	$	%
Revenues:
Office	$14,077	$13,356	$721	5.4%
Hotel	$9,576	$3,477	$6,099	175.4%
Lending	$2,750	$5,839	$(3,089)	(52.9)%

Expenses:
Office	$6,437	$5,770	$667	11.6%
Hotel	$6,329	$3,479	$2,850	81.9%
Lending	$1,061	$792	$269	34.0%

Income From Unconsolidated Entity
Office	$260	$—	$260	100.0%

Non-Segment Revenue and Expenses:
Interest and other income	$—	$1	$(1)	(100.0)%
Asset management and other fees to related parties	$(920)	$(2,260)	$1,340	(59.3)%
Expense reimbursements to related parties - corporate	$(526)	$(454)	$(72)	15.9%
Interest expense	$(2,284)	$(2,491)	$207	(8.3)%
General and administrative	$(880)	$(835)	$(45)	5.4%
Depreciation and amortization	$(4,974)	$(5,069)	$95	(1.9)%
Provision for income taxes	$(321)	$(996)	$675	(67.8)%

Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue increased to $14.1 million, or by 5.4%, for the three months ended June 30, 2022 compared to $13.4 million for the three months ended June 30, 2021. The increase is primarily due to increased rental revenue at an office property in Austin, Texas as a result of higher occupancy for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Hotel Revenue: Hotel revenue increased to $9.6 million, or by 175.4%, for the three months ended June 30, 2022, compared to $3.5 million for the three months ended June 30, 2021, primarily due to an increase in occupancy and average daily rate during the second quarter of 2022 as compared to the second quarter of 2021 as a result of the hospitality industry recovering from the impact of COVID-19.

Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue decreased to $2.8 million, or by 52.9%, for the three months ended June 30, 2022, compared to $5.8 million for the three months ended June 30, 2021. The decrease is primarily due to lower premium income as a result of lower loan sale volume and a reduction in the market premium achieved during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. We expect lending revenue to be lower materially for the second half of 2022, when compared to the second half of 2021 because of lower loan origination volume compared to 2021, a year when the SBA temporarily increased guaranteed percentages for SBA 7(a) loan originations, decreased demand for variable rate loans in the current inflationary economic environment, which we believe tends to lead borrowers to seek fixed rate loan products, and lower revenue from servicing assets retained for servicing the government guaranteed portion of our loans due to expected increases in prepayment. These factors were partially offset by acceleration of income-recognition from any principal discounts recorded on our loans due to increased prepayment.
Expenses
Office Expenses: Office expenses increased to $6.4 million, or by 11.6%, for the three months ended June 30, 2022, compared to $5.8 million for the three months ended June 30, 2021. The increase is primarily due to an increase in operating expenses at an office property in Austin, Texas, primarily as a result of increased real estate tax expense, as well as at an office property in Beverly Hills, California and an office property in Oakland, California, primarily as a result of higher maintenance expenses.
Hotel Expenses: Hotel expenses increased to $6.3 million, or by 81.9%, for the three months ended June 30, 2022, compared to $3.5 million for the three months ended June 30, 2021, primarily as a result of increased occupancy at the hotel as compared to the first quarter of 2021 as a result of the hospitality industry recovering from the impact of COVID-19.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related parties. Lending expenses increased to $1.1 million, or by 34.0%, for the three months ended June 30, 2022, compared to $792,000 for the three months ended June 30, 2021. The increase was primarily due to an increase in salary expenses (largely due to a reduction in costs being capitalized as a result of lower loan origination volume) as well as an increase in general and administrative expenses.
Income From Unconsolidated Entity: Income from our unconsolidated entity included in office segment net operating income was $260,000 for the three months ended June 30, 2022. As our investment in the unconsolidated entity was made in February 2022, there was no comparable income for the three months ended June 30, 2021.
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments, were $920,000 for the three months ended June 30, 2022, a decrease of 59.3%, compared to $2.3 million for the three months ended June 30, 2021. The decrease was a result of the Fee Waiver which became effective January 1, 2022 and resulted in the new Base Fee calculated at an annual rate of 1% (or 0.25% per quarter) of the average net asset value attributable to common stockholders at the beginning and end of the period.
Expense Reimbursements to Related Parties—Corporate: The Administrator receives compensation and or reimbursement for performing certain services for the Company and its subsidiaries that are not covered by the Incentive Fee. Expense reimbursements to related parties-corporate were $526,000 for the three months ended June 30, 2022, an increase of 15.9%, compared to $454,000 for the three months ended June 30, 2021 due to increases in allocated payroll.
Interest Expense: Interest expense, which has not been allocated to our operating segments, was $2.3 million for the three months ended June 30, 2022, a decrease of 8.3% compared to $2.5 million for the three months ended June 30, 2021. The decrease is primarily due to a lower average outstanding principal balance on our 2018 Revolving Credit Facility compared to the three months ended June 30, 2021, partially offset by increases in the LIBOR component of interest rates on our variable-rate debt for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $880,000 for the three months ended June 30, 2022, consistent with $835,000 for the three months ended June 30, 2021.
Depreciation and Amortization Expense: Depreciation and amortization expense was consistent at $5.0 million for both the three months ended June 30, 2022 and 2021.
Provision for Income Taxes: Provision for income taxes was $321,000 for the three months ended June 30, 2022 as compared to $996,000 for the three months ended June 30, 2021. The decrease in provision for income taxes is due to a decrease in taxable income at our taxable REIT subsidiaries, largely due to the operations of the lending division during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
2022 Results of Operations
Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021
Net Income (Loss) and FFO

	Six Months Ended June 30,		Change
	2022	2021	$	%
Total revenues	$51,185	$41,552	$9,633	23.2%
Total expenses	$45,704	$43,326	$2,378	5.5%
Net income (loss)	$5,233	$(3,144)	$8,377	(266.4)%
Net income increased to $5.2 million, or by $8.4 million, for the six months ended June 30, 2022, compared to net loss of $3.1 million for the six months ended June 30, 2021. The increase is primarily attributable to an increase of $541,000 in office segment net operating income, an increase of $6.5 million in hotel segment net operating income, a decrease of $2.7 million in asset management fees, a decrease of $859,000 in general and administrative expenses, a decrease of $585,000 in interest expense and a decrease of $742,000 in provision for income taxes, partially offset by a decrease of $3.7 million in lending segment net operating income.
Funds from Operations
The following table sets forth a historical reconciliation of net loss attributable to common stockholders to FFO attributable to common stockholders (in thousands):

	Six Months Ended June 30,
	2022	2021
Net loss attributable to common stockholders	$(5,160)	$(12,416)
Depreciation and amortization	9,978	10,106
FFO attributable to common stockholders	$4,818	$(2,310)
______________________
(1)During the six months ended June 30, 2022 and 2021, we recognized $181,000 and $26,000, respectively, of redeemable preferred stock redemptions and $19,000 and $163,000, respectively, of redeemable preferred stock deemed dividends. Such amounts are included in, and have the effect of reducing, net loss attributable to common stockholders and FFO attributable to common stockholders, because redeemable preferred stock redemptions are not an adjustment prescribed by NAREIT.

FFO attributable to common stockholders was $4.8 million for the six months ended June 30, 2022, an increase of $7.1 million compared to $(2.3) million for the six months ended June 30, 2021. The increase in FFO is primarily attributable to an increase of $541,000 in office segment net operating income, an increase of $6.5 million in hotel segment net operating income, a decrease of $2.7 million in asset management and other fees to related parties, a decrease of $859,000 in general and administrative expenses, a decrease of $585,000 in interest expense and a decrease of $742,000 in provision for income taxes, partially offset by a decrease of $3.7 million in lending segment net operating income and by an increase in redeemable preferred dividends declared or accumulated of $1.1 million.
Summary Segment Results
During the six months ended June 30, 2022 and 2021, we operated in three segments: office and hotel properties and lending. Set forth and described below are summary segment results for our operating segments (dollar amounts in thousands).

	Six Months Ended June 30,		Change
	2022	2021	$	%
Revenues:
Office	$28,182	$26,883	$1,299	4.8%
Hotel	$17,369	$5,355	$12,014	224.4%
Lending	$5,634	$9,313	$(3,679)	(39.5)%

Expenses:
Office	$12,648	$11,510	$1,138	9.9%
Hotel	$11,728	$6,164	$5,564	90.3%
Lending	$2,197	$2,160	$37	1.7%

Income From Unconsolidated Entity
Office	$380	$—	$380	100.0%

Non-Segment Revenue and Expenses:
Interest and other income	$—	$1	$(1)	(100.0)%
Asset management and other fees to related parties	$(1,841)	$(4,519)	$2,678	(59.3)%
Expense reimbursements to related parties - corporate	$(948)	$(1,059)	$111	(10.5)%
Interest expense	$(4,347)	$(4,932)	$585	(11.9)%
General and administrative	$(2,017)	$(2,876)	$859	(29.9)%
Depreciation and amortization	$(9,978)	$(10,106)	$128	(1.3)%
Provision for income taxes	$(628)	$(1,370)	$742	(54.2)%
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue increased to $28.2 million, or by 4.8%, for the six months ended June 30, 2022 compared to $26.9 million for the six months ended June 30, 2021. The increase is primarily due to increased rental revenue at an office property in Austin, Texas as a result of higher occupancy as compared to the six months ended June 30, 2021.
Hotel Revenue: Hotel revenue increased to $17.4 million, or by 224.4%, for the six months ended June 30, 2022, compared to $5.4 million for the six months ended June 30, 2021, primarily due to an increase in occupancy and average daily rate during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 as a result of the hospitality industry recovering from the impact of COVID-19.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue decreased to $5.6 million, or by 39.5%, for the six months ended June 30, 2022, compared to $9.3 million for the six months ended June 30, 2021. The decrease is primarily due to lower premium income as a result of lower loan sale volume and a reduction in the market premium achieved during the six months ended June

30, 2022, compared to the six months ended June 30, 2021. We expect lending revenue to be lower materially for the second half of 2022, when compared to the second half of 2021 because of lower loan origination volume compared to 2021, a year when the SBA temporarily increased guaranteed percentages for SBA 7(a) loan originations, decreased demand for variable rate loans in the current inflationary economic environment, which we believe tends to lead borrowers to seek fixed rate loan products, and lower revenue from servicing assets retained for servicing the government guaranteed portion of our loans due to expected increases in prepayment. These factors were partially offset by acceleration of income-recognition from any principal discounts recorded on our loans due to increased prepayment.
Expenses
Office Expenses: Office expenses increased to $12.6 million, or by 9.9%, for the six months ended June 30, 2022, compared to $11.5 million for the six months ended June 30, 2021. The increase is primarily due to an increase in operating expenses at an office property in Austin, Texas, primarily as a result of increased real estate tax expense, and an office property in Oakland, California, primarily as a result of higher maintenance expenses. and an office property in Oakland, California as compared to the six months ended June 30, 2021.
Hotel Expenses: Hotel expenses increased to $11.7 million, or by 90.3%, for the six months ended June 30, 2022, compared to $6.2 million for the six months ended June 30, 2021, primarily as a result of increased occupancy at the hotel during as a result of the hospitality industry recovering from the impact of COVID-19.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related party. Lending expenses were $2.2 million, for both the six months ended June 30, 2022 and 2021.
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments, were $1.8 million for the six months ended June 30, 2022, a decrease of 59.3%, compared to $4.5 million for the six months ended June 30, 2021. The decrease was a result of the Fee Waiver which became effective January 1, 2022 and resulted in the new Base Fee calculated at an annual rate of 1% (or 0.25% per quarter) of the average net asset value attributable to common stockholders at the beginning and end of the period.
Expense Reimbursements to Related Parties—Corporate: The Administrator receives compensation and or reimbursement for performing certain services for the Company and its subsidiaries that are not covered by the Incentive Fee. Expense reimbursements to related parties-corporate were $948,000 for the six months ended June 30, 2022, a decrease of 10.5%, compared to $1.1 million for the six months ended June 30, 2021. The decrease was primarily due to reductions in allocated payroll.
Interest Expense: Interest expense, which has not been allocated to our operating segments, was $4.3 million for the six months ended June 30, 2022, a decrease of 11.9% compared to $4.9 million for the six months ended June 30, 2021. The decrease is primarily due to a lower average outstanding principal balance on our 2018 revolving credit facility during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, partially offset by increases in the LIBOR component of interest rates on our variable-rate debt for the six months ended June 30, 2022 as compared to six months ended June 30, 2021.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $2.0 million for the six months ended June 30, 2022, a decrease of 29.9% compared to $2.9 million for the six months ended June 30, 2021. The decrease is primarily due to a decrease in legal fees as compared to the six months ended June 30, 2021.
Depreciation and Amortization Expense: Depreciation and amortization expense was $10.0 million for the six months ended June 30, 2022, consistent with $10.1 million for the six months ended June 30, 2021.
Provision for Income Taxes: Provision for income taxes was $628,000 for the six months ended June 30, 2022, a decrease of 54.2% compared to $1.4 million for the six months ended June 30, 2021. The decrease in provision for income taxes is due to a decrease in taxable income at our taxable REIT subsidiaries, largely due to the operations of the lending division during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Cash Flow Analysis
Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the occupancy and ADR of our hotel, the collectability of rent and recoveries from our tenants, and loan related activity. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities increased by $7.4 million for the six months ended June 30, 2022, as compared to the same period in 2021.The increase was primarily due to an increase in net income adjusted for depreciation and amortization expense, write-offs of uncollectible receivables and income from our unconsolidated entity of $6.9 million, primarily as a result of increases in segment net operating income and a decrease in asset management fees, partially offset by a $1.5 million decrease in net proceeds from sale of guaranteed loans net of loan fundings, held for sale.
Our cash flows from investing activities are primarily related to property acquisitions and dispositions, expenditures for the development or repositioning of properties, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash used in investing activities increased by $30.9 million for the six months ended June 30, 2022, as compared to the same period in 2021. The increase in cash used in investing activities was primarily due to an increase of $3.8 million in capital expenditures, primarily as a result of increased office leasing activity resulting in more tenant improvements, and acquisitions of real estate of $8.1 million, compared to no purchases during the same period in 2021, and a cash outlay of $22.4 million related to our investment in the Unconsolidated Joint Venture during the six months ended June 30, 2022. Additionally, as a result of the ending of the PPP loan originations in 2021, there was a decrease in net cash used in investing activities related to net loan fundings of $3.4 million.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash provided by financing activities was $4.5 million during the six months ended June 30, 2022, compared to net cash provided by financing activities of $12.9 million in the same period in 2021. The decrease in net cash provided by financing activities of $8.4 million was primarily as a result of net proceeds from issuance of Common Stock during the six months ended June 30, 2021 of $78.5 million related to our rights offering completed in June 2021 as compared to the six months ended June 30, 2022 in which the Company repurchased $303,000 worth of its Common Stock and had no proceeds from Common Stock issuances. Partially offsetting the aforementioned decrease in net cash provided by financing activities, the Company had net proceeds from debt of $6.5 million during the six months ended June 30, 2022 compared to net debt paydowns of $64.0 million during the six months ended June 30, 2021.
Liquidity and Capital Resources
General
On a short-term basis, our principal demands for funds will be for the acquisition of assets, development or repositioning of properties, or re-leasing of space in existing properties, capital expenditures, interest and principal on current and any future debt financings, SBA 7(a) loan originations, paying distributions on our Preferred Stock and Common Stock and making redemption payments on our Preferred Stock. We may finance our future activities through one or more of the following methods: (i) offerings of shares of Common Stock, preferred stock or other equity and or debt securities of the Company; (ii) credit facilities and term loans; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (iv) the sale of existing assets; and or (v) cash flows from operations. With respect to the $50.0 million outstanding under the 2018 Revolving Credit Facility as of August 3, 2022 that is scheduled to mature in October 2022, we are working with a bank to refinance such indebtedness prior to its maturity date. There can, however, be no assurance that such refinancing will occur. In the interim, in order to preserve flexibility with respect to our liquidity, we submitted an extension notice in July 2022 to extend the maturity of the 2018 Revolving Credit Facility to October 2023. The extension is subject to the satisfaction of certain conditions that we expect to be able to satisfy (if the refinancing does not occur). In November 2022, holders of the Series L Preferred Stock will have the right to require us to redeem all or any of the shares of Series L Preferred Stock held by such holders. At the same time, we will also have the right to redeem any or all shares of our Series L Preferred Stock. The redemption price, whether the redemption is at the request of a holder or by us, will be equal to 100% of the stated value of the Series L Preferred Stock plus any accumulated and unpaid dividends. We can pay the redemption price, at our option and in our sole discretion, either in cash or in equal value through the issuance of shares of our Common Stock. We do not know whether holders of Series L Preferred Stock will exercise their redemption rights and, if so, in what amounts. We have been actively evaluating our options with respect to whether we will exercise our redemption right with respect to any or all shares of Series L Preferred Stock as well as other alternatives.
Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, or re-leasing of space in existing properties, capital expenditures, refinancing of indebtedness, SBA 7(a) loan originations, paying distributions on our Preferred Stock or any other preferred stock we may issue, any future repurchase of Common Stock and or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock) and distributions on our Common Stock. Additionally, our outstanding commitments to fund loans were $7.1 million as of June 30, 2022, substantially all of which reflect prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Small Business Loan Program lending. The majority of these commitments have government guarantees of 75% (as the government guarantee has now reverted to 75% from 90%) and we believe that we will be able to sell the guaranteed portion of these loans in a liquid secondary market upon fully funding these loans. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
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
Sources and Uses of Funds
Mortgages
We have one mortgage loan agreement with an outstanding balance of $97.1 million as of June 30, 2022.
Revolving Credit Facilities
In October 2018, we entered into the 2018 Revolving Credit Facility that, as amended, allows us to borrow up to $209.5 million, subject to a borrowing base calculation. As of June 30, 2022 and December 31, 2021, the variable interest rate was 3.72% and 2.15%, respectively. The 2018 revolving credit facility matures in October 2022 and provides for one one-year extension option under certain conditions, including providing notice of the election and paying an extension fee of 0.15% of each lender’s commitment being extended on the effective date of such extension. We expect to extend its maturity to October 2023, subject to satisfying certain conditions, and/or refinance such indebtedness. Based on our projected performance and current capital market conditions, we expect that we will be able to implement either or both options. As of August 3, 2022, June 30, 2022, and December 31, 2021, $50.0 million, $75.0 million and $60.0 million, respectively, was outstanding under the 2018 revolving credit facility and approximately $150.9 million, $125.9 million, and $117.6 million, respectively, was available for future borrowings.
In June 2020, we commenced borrowing funds from the Federal Reserve through the PPPLF. Advances under the PPPLF carry an interest rate of 0.35%, are made on a dollar-for-dollar basis based on the amount of loans originated under the PPP and are secured by loans made by us under the PPP. The PPPLF contains customary covenants but is not subject to any financial covenants. The maturity date of PPPLF borrowings is the same as the maturity date of the loans pledged to secure the extension of credit, generally two years. At maturity, both principal and accrued interest are due. The maturity date of a PPPLF borrowing will be accelerated if, among other things, we have been reimbursed by the SBA for a loan forgiveness (to the extent of the forgiveness), we have received payment from the SBA representing exercise of the loan guarantee or we have received payment from the underlying borrower (to the extent of the payment received). We borrowed money under the PPPLF to finance all the loans we originated under the PPP. As of June 30, 2022, $205,000 was outstanding under the PPPLF.
Other Financing Activity
On May 30, 2018, we completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $38.2 million of unguaranteed SBA 7(a) loan-backed notes. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of our collateralized SBA 7(a) loans, at issuance, we estimated the weighted average life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%. The outstanding balance of SBA 7(a) loan-backed notes on August 3, 2022, June 30, 2022, and December 31, 2021, was $3.8 million, $4.0 million and $7.7 million, respectively.
We have junior subordinated notes with a variable interest rate that resets quarterly based on the three-month LIBOR plus 3.25%, with quarterly interest‑only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at our option. The aggregate principal balance of the junior subordinated notes was $27.1 million as of June 30, 2022.
As an SBA 7(a) licensee, we are an authorized lender under the PPP and originated loans under the program. As of June 30, 2022, we had $205,000 outstanding in PPP loans. We expect that all of the outstanding PPP loans will be forgiven, either in part or in full, by the SBA or be repaid by the borrower, including both principal and accrued interest.

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
The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. At the time of issuance, the exercise price of each Series A Preferred Warrant was equal to a 15.0% premium to the per share estimated NAV of our Common Stock most recently published and designated as the applicable NAV by us at the time of issuance. However, in accordance with the terms of the Series A Preferred Warrants, the exercise price of each Series A Preferred Warrant issued prior to the Reverse Stock Split was automatically adjusted to reflect the effect of the Reverse Stock Split and, in the discretion of our Board of Directors, the exercise price and the number of shares issuable upon exercise of each Series A Preferred Warrant issued prior to the Special Dividend was adjusted to reflect the effect of the Special Dividend. As of June 30, 2022, there were 4,294,512 Series A Preferred Warrants to purchase 1,113,569 shares of Common Stock outstanding.
From February 2020 through June 2022, we conducted a continuous public offering of our Series A Preferred Stock and Series D Preferred Stock. In June 2022, we concluded the offering of our Series A Preferred Stock and Series D Preferred Stock and have since conducted a continuous public offering of our Series A1 Preferred Stock of up to approximately $692.3 million. We intend to use the net proceeds from the offerings for general corporate purposes, acquisitions of shares of our Common Stock and Preferred Stock, whether through one or more tender offers, share repurchases or otherwise, and acquisitions consistent with our acquisition and asset management strategies. As of June 30, 2022, we had issued 192,440 shares of Series A1 Preferred Stock, 8,251,657 shares of Series A Preferred Stock and 56,857 shares of Series D Preferred Stock and received aggregate net proceeds of $192.2 million after commissions, fees and allocated costs.
On March 16, 2020, we established an “at the market” (“ATM”) program through which we may, from time to time in our discretion, offer and sell shares of Common Stock having an aggregate offering price of up to $25.0 million through an investment banking firm acting as the sales agent. Sales of Common Stock under the ATM program may be made directly on or through Nasdaq, among other methods. We intend to use the net proceeds from shares sold under the ATM program, if any, for general corporate purposes, acquisitions of shares of our Preferred Stock, whether through one or more tender offers, share repurchases or otherwise, and acquisitions consistent with our acquisition and asset management strategies. As of August 3, 2022, no sales of Common Stock have been made under the ATM program.
Dividends on and Redemptions of Preferred Stock
Holders of Series A1 Preferred Stock, Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share as follows: (1) at the of greater of (i) an annual rate of 6.0% of the Series A1 Preferred Stock Stated Value (i.e., the equivalent of $0.3750 per share per quarter) and (ii) the Federal Funds (Effective) Rate for such quarter and plus 2.5% of the Series A1 Preferred Stock Stated Value divided by four, up to a maximum of 2.5% of the Series A1 Preferred Stock Stated Value per quarter, (2) 5.50% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter), (3) 5.65% of the Series D Preferred Stock Stated Value (i.e., the equivalent of $0.35313 per share per quarter), and (4) 5.50% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year), respectively. However, if we fail to timely declare distributions or fail to timely pay any distribution on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.00% per year, up to a maximum annual rate of 8.50% of the Series L Preferred Stock Stated Value. Dividends on each share of Preferred Stock begin accruing on, and are cumulative from, the date of issuance. Prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, we must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by our Board of Directors at the end of the prior fiscal year. On December 29, 2021, we announced an Initial Dividend on shares of our Common Stock for fiscal year 2022 in the aggregate amount of $7,010,799, of which $3,972,000 had been paid as of June 30, 2022.
We expect to pay dividends on the Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock in arrears on a monthly basis, and on the Series L Preferred Stock in arrears on a yearly basis, unless our results of operations, our general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. The timing and amount of dividends declared and paid on our Preferred Stock will be determined by our Board of Directors, in its sole discretion, and may vary from time to time.
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
From the date of issuance until the fifth anniversary of the date of issuance, holders of Series A Preferred Stock and Series D Preferred Stock may require us to redeem such shares at a discount to the Series A1 Preferred Stock, Series A Preferred Stated Value and Series D Preferred Stated Value, respectively. From and after the fifth anniversary of the date of original issuance of any share of our Preferred Stock, we generally (subject to certain conditions) have the right (but not the obligation) to redeem, and the holder of such share may require us to redeem, such share at a redemption price equal to 100% of the stated value of such share, plus any accrued but unpaid dividends in respect of such share as of the effective date of the redemption. The redemption price in respect of any share of Preferred Stock, whether redeemed at our option or at the option of a holder, may be paid in cash or in shares of Common Stock in our sole discretion. During the three months ended June 30, 2022, we redeemed 88,225 shares of Series A Preferred Stock and no shares of Series A1 Preferred Stock, Series D Preferred Stock or Series L Preferred Stock.
Off-Balance Sheet Arrangements
As of June 30, 2022, we did not have any off-balance sheet arrangements.
Recently Issued Accounting Pronouncements
Our recently issued accounting pronouncements are described in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
The fair value of our mortgage payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgage payable, using a rate of 5.23% and 3.22% as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, our mortgage payable had a book value of $97.1 million, and a fair value of $93.3 million and $100.8 million, respectively.
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. As of June 30, 2022 and December 31, 2021 (excluding premiums, discounts, and deferred loan costs), $97.3 million (or 46.4%) and $102.1 million (or 50.2%) of our debt, respectively, was fixed rate borrowings, and $112.3 million (or 53.6%) and $101.4 million (or 49.8%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding as of June 30, 2022 and December 31, 2021, a 50 basis point change in LIBOR would result in an annual impact to our earnings of approximately $562,000 and $507,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt.
Item 4.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of June 30, 2022, our Principal Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by us in such reports is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In May 2022, the Company’s Board of Directors approved a repurchase program of up to $10.0 million of the Company’s Common Stock (the “SRP”). Under the SRP, the Company, in its discretion, may purchase shares of its Common Stock from time to time in the open market or in privately negotiated transactions. The amount and timing of purchases of shares will depend on a number of factors, including the price and availability of shares, trading volume and general market conditions. The SRP has no termination date and may be suspended or discontinued at any time.
As of June 30, 2022, share repurchases executed under the SRP were as follows:

Period	Shares Repurchased	Average price paid per share	Cumulative amount of shares repurchased (in thousands)
June 2022	41,374	$7.32	$303
Total	41,374	$7.32	$303
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1
Third Amended and Restated Dealer Manager Agreement, dated as of June 16, 2022, by and among Creative Media & Community Trust Corporation, CIM Service Provider, LLC and CCO Capital, LLC. (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on 8-K filed with the SEC on June 17, 2021)

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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION
Dated: August 9, 2022	By:	/s/ DAVID THOMPSON David Thompson Chief Executive Officer

Dated: August 9, 2022	By:	/s/ NATHAN D. DEBACKER Nathan D. DeBacker Chief Financial Officer