Form 10-Q
period 2022-09-30
Creative Media & Community Trust Corp
filed 2022-11-14
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One):
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 9, 2022, the Registrant had outstanding 22,737,853 shares of common stock, par value $0.001 per share.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

PART I
Financial Information
Item 1.
Financial Statements
CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Investments in real estate, net	$503,790	$497,984
Investment in unconsolidated entity	12,149	—
Cash and cash equivalents	14,794	22,311
Restricted cash	12,006	11,340
Loans receivable, net	66,627	73,543
Accounts receivable, net	3,930	3,396
Deferred rent receivable and charges, net	36,408	36,095
Other intangible assets, net	4,665	5,251
Other assets	11,228	10,946
TOTAL ASSETS	$665,597	$660,866
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$216,442	$201,145
Accounts payable and accrued expenses	24,339	26,751
Intangible liabilities, net	78	237
Due to related parties	3,984	4,541
Other liabilities	19,537	16,861
Total liabilities	264,380	249,535
COMMITMENTS AND CONTINGENCIES (Note 14)
REDEEMABLE PREFERRED STOCK: Series A cumulative redeemable preferred stock, $0.001 par value; 36,000,000 shares authorized; 1,266,400 and 1,265,200 shares issued and outstanding, respectively, as of September 30, 2022 and 1,633,965 and 1,631,965 shares issued and outstanding, respectively, as of December 31, 2021; liquidation preference of $25.00 per share, subject to adjustment	29,073	37,782
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 36,000,000 shares authorized; 7,553,938 and 7,134,335 shares issued and outstanding, respectively, as of September 30, 2022 and 6,492,632 and 6,271,337 shares issued and outstanding, respectively, as of December 31, 2021; liquidation preference of $25.00 per share, subject to adjustment	178,287	156,431
Series A1 cumulative redeemable preferred stock, $0.001 par value; 28,000,000 shares authorized; 2,859,441 shares issued and outstanding as of September 30, 2022 and no shares issued or outstanding as of December 31, 2021; liquidation preference of $25.00 per share, subject to adjustment	69,490	—
Series D cumulative redeemable preferred stock, $0.001 par value; 27,000,000 shares authorized; 56,857 shares issued and outstanding as of September 30, 2022 and 56,857 shares issued and outstanding as of December 31, 2021; liquidation preference of $25.00 per share, subject to adjustment	1,396	1,396
Series L cumulative redeemable preferred stock, $0.001 par value; 9,000,000 shares authorized; 8,080,740 and 2,951,876 shares issued and outstanding, respectively, as of September 30, 2022 and 8,080,740 and 5,387,160 shares issued and outstanding, respectively, as of December 31, 2021; liquidation preference of $28.37 per share, subject to adjustment	83,745	152,834
Common stock, $0.001 par value; 900,000,000 shares authorized; 22,737,853 shares issued and outstanding as of September 30, 2022 and 23,369,331 shares issued and outstanding as of December 31, 2021.	23	24
Additional paid-in capital	862,360	866,746
Distributions in excess of earnings	(823,523)	(804,227)
Total stockholders’ equity	371,778	373,204
Noncontrolling interests	366	345
Total equity	372,144	373,549
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$665,597	$660,866
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES:
Rental and other property income	$14,194	$12,838	$42,484	$39,496
Hotel income	7,965	5,212	24,476	10,074
Interest and other income	2,694	6,199	9,078	16,231
Total Revenues	24,853	24,249	76,038	65,801
EXPENSES:
Rental and other property operating	13,334	9,958	37,557	27,363
Asset management and other fees to related parties	916	2,262	2,757	6,781
Expense reimbursements to related parties—corporate	511	533	1,459	1,592
Expense reimbursements to related parties—lending segment	539	55	1,612	1,219
Interest	2,193	2,185	6,766	7,490
General and administrative	1,907	1,625	4,975	5,393
Transaction costs	201	—	201	—
Depreciation and amortization	5,093	5,061	15,071	15,167
Total Expenses	24,694	21,679	70,398	65,005
(Loss) income from unconsolidated entity	(204)	—	176	—
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(45)	2,570	5,816	796
Provision for income taxes	187	946	815	2,316
NET (LOSS) INCOME	(232)	1,624	5,001	(1,520)
Net (income) loss attributable to noncontrolling interests	(5)	—	(19)	4
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	(237)	1,624	4,982	(1,516)
Redeemable preferred stock dividends declared or accumulated (Note 10)	(6,584)	(4,723)	(16,763)	(13,810)
Redeemable preferred stock deemed dividends (Note 10)	—	(90)	(19)	(253)
Redeemable preferred stock redemptions (Note 10)	(4,863)	(27)	(5,044)	(53)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(11,684)	$(3,216)	$(16,844)	$(15,632)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$(0.50)	$(0.14)	$(0.72)	$(0.88)
Diluted	$(0.50)	$(0.14)	$(0.72)	$(0.88)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	23,209	23,349	23,303	17,784
Diluted	23,209	23,350	23,303	17,784
   The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts) (Unaudited)

	Nine Months Ended September 30, 2022
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2021	23,369,331	$24	11,715,354	$310,661	$866,746	$(804,227)	$373,204	$345	$373,549
Stock based compensation expense	—	—	—	—	55	—	55	—	55
Common dividends ($0.085 per share)	—	—	—	—	—	(1,986)	(1,986)	—	(1,986)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,896)	(2,896)	—	(2,896)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(21)	(21)	—	(21)
Reclassification of Series A Preferred stock to permanent equity	—	—	329,921	8,304	(637)	—	7,667	—	7,667
Redeemable preferred stock accretion	—	—	—	—	—	(15)	(15)	—	(15)
Redemption of Series A Preferred Stock	—	—	(49,341)	(1,228)	108	(75)	(1,195)	—	(1,195)
Net income	—	—	—	—	—	2,297	2,297	5	2,302
Balances, March 31, 2022	23,369,331	$24	11,995,934	$317,737	$866,272	$(806,923)	$377,110	$350	$377,460
Contributions to noncontrolling interests	—	—	—	—	—	—	—	5	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Stock based compensation expense	30,984	—	—	—	37	—	37	—	37
Repurchase of common stock	(41,374)	—	—	—	(303)	—	(303)	—	(303)
Common dividends ($0.085 per share)	—	—	—	—	—	(1,986)	(1,986)	—	(1,986)
Issuance of Series A1 Preferred Stock	—	—	192,440	4,770	(416)	—	4,354	—	4,354
Dividends to holders of Series A1 Preferred Stock ($0.37500 per share)	—	—	—	—	—	(79)	(79)	—	(79)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,960)	(2,960)	—	(2,960)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(21)	(21)	—	(21)
Reclassification of Series A Preferred stock to permanent equity	—	—	430,082	10,857	(1,189)	—	9,668	—	9,668
Redeemable preferred stock accretion	—	—	—	—	—	(4)	(4)	—	(4)
Redemption of Series A Preferred Stock	—	—	(88,225)	(2,188)	201	(106)	(2,093)	—	(2,093)
Net income	—	—	—	—	—	2,922	2,922	9	2,931
Balances, June 30, 2022	23,358,941	$24	12,530,231	$331,176	$864,602	$(809,157)	$386,645	$361	$387,006
Stock based compensation expense	—	—	—	—	55	—	55	—	55
Repurchase of common stock	(621,088)	(1)	—	—	(4,411)	—	(4,412)	—	(4,412)
Common dividends ($0.085 per share)	—	—	—	—	—	(1,933)	(1,933)	—	(1,933)
Issuance of Series A1 Preferred Stock	—	—	2,667,001	64,720	(3,940)	—	60,780	—	60,780
Dividends to holders of Series A1 Preferred Stock ($0.37500 per share)	—	—	—	—	—	(1,708)	(1,708)	—	(1,708)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,880)	(2,880)	—	(2,880)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(22)	(22)	—	(22)
Dividends to holders of Series L Preferred Stock ($1.12 per share)	—	—	—	—	—	(2,723)	(2,723)	—	(2,723)
Repurchase of Series L Preferred Stock	—	—	(2,435,284)	(69,089)	6,451	(4,779)	(67,417)	—	(67,417)
Reclassification of Series A Preferred stock to permanent equity	—	—	299,303	7,574	(536)	—	7,038	—	7,038
Redeemable preferred stock accretion	—	—	—	—	—	—	—	—	—
Redemption of Series A Preferred Stock	—	—	(58,742)	(1,463)	139	(84)	(1,408)	—	(1,408)
Net (loss) income	—	—	—	—	—	(237)	(237)	5	(232)
Balances, September 30, 2022	22,737,853	$23	13,002,509	$332,918	$862,360	$(823,523)	$371,778	$366	$372,144

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts) (Unaudited) — Continued

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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,001	$(1,520)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	15,181	15,211
Amortization of deferred debt origination costs	850	791
Amortization of premiums and discounts on debt	30	(9)
Unrealized premium adjustment	1,278	2,231
Amortization of deferred costs and accretion of fees on loans receivable, net	(399)	(426)
Write-offs (recoveries) of uncollectible receivables	215	(119)
Deferred income taxes	15	110
Stock-based compensation	147	165
Income from unconsolidated entity	(176)	—
Loans funded, held for sale to secondary market	(27,205)	(94,803)
Proceeds from sale of guaranteed loans	27,875	82,400
Principal collected on loans subject to secured borrowings	631	651
Commitment fees remitted and other operating activity	(961)	(2,200)
Return on investment from unconsolidated entity	176	—
Changes in operating assets and liabilities:
Accounts receivable	(587)	(639)
Other assets	(867)	(1,983)
Accounts payable and accrued expenses	2,601	2,272
Deferred leasing costs	(1,717)	(792)
Other liabilities	2,677	5,185
Due to related parties	3,526	7,369
Net cash provided by operating activities	28,291	13,894
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,394)	(1,781)
Acquisition of real estate	(10,776)	(2,933)
Investment in unconsolidated entity	(22,408)	—
Distributions from unconsolidated entity	10,259	—
Loans funded	(8,751)	(24,676)
Principal collected on loans	14,436	23,667
Net cash used in investing activities	(23,634)	(5,723)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of revolving credit facilities, mortgages payable, term notes and principal on SBA 7(a) loan-backed notes	(94,952)	(132,759)
Proceeds from revolving credit facilities and term notes	110,000	30,396
Payment of principal on secured borrowings	(631)	(651)
Payment of deferred preferred stock offering costs	(845)	(483)
Payment of deferred costs	—	(2)
Payment of common dividends	(5,725)	(3,979)
Repurchase of Common Stock	(4,715)	—
Proceeds from issuance of Common Stock	—	78,825
Payment of Common Stock offering costs	—	(540)
Net proceeds from issuance of Preferred Stock	77,631	20,899
Payment of preferred stock dividends	(20,075)	(15,440)
Repurchase of Series L Preferred Stock	(67,417)	—
Redemption of Preferred Stock	(4,781)	(1,832)
Noncontrolling interests’ distributions	(3)	(109)
Noncontrolling interests’ contributions	5	—
Net cash used in financing activities	(11,508)	(25,675)
(Continued)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2022	2021
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(6,851)	(17,504)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	33,651	43,649
End of period	$26,800	$26,145
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$14,794	$14,552
Restricted cash	12,006	11,593
Total cash and cash equivalents and restricted cash	$26,800	$26,145
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$5,995	$6,585
Federal income taxes paid	$905	$2,100
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures, tenant improvements and real estate developments	$3,561	$1,118
Accrued preferred stock offering costs	$477	$738
Accrual of dividends payable to preferred stockholders	$5,285	$3,403
Preferred stock offering costs offset against redeemable preferred stock	$1,029	$296
Reclassification of Series A Preferred Stock from temporary equity to permanent equity	$24,373	$34,552
Redeemable preferred stock deemed dividends	$19	$253
Accrued redeemable preferred stock fees	$509	$677
Equity-based payment for management fees	$4,083	$4,652
Accrued Common Stock offering costs included in additional paid-in capital	$—	$1,420
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)

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
Since June 2022, the Company has been conducting a continuous public offering with respect to shares of its Series A1 Preferred Stock, par value $0.001 per share with an initial stated value of $25.00 per share, subject to adjustment (Note 10).
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
Interim Financial Information—The accompanying interim consolidated financial statements of the Company have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of the Company’s management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 given, among other things, the uncertain impact of the novel coronavirus (“COVID-19”) on the Company’s operations during the remainder of the year. The accompanying interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, included in the 2021 Form 10-K.
Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In determining whether the Company has controlling interests in an entity and the requirement to consolidate the accounts in that entity, the Company analyzes its investments in real estate in accordance with standards set forth in GAAP to determine whether they are variable interest entities (“VIEs”), and if so, whether the Company is the primary beneficiary. The Company’s judgment with respect to its level of influence or control over an entity and whether the Company is the primary beneficiary of a VIE involves consideration of various factors, including the form of the Company’s ownership interest, the Company’s voting interest, the size of the Company’s investment (including loans), and the Company’s ability to participate in major policy-making decisions. The Company’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in real estate on the Company’s consolidated financial statements. As of September 30, 2022, the Company has determined that the trust formed for the benefit of the note holders (the “Trust”) for the securitization of the unguaranteed portion of certain of the Company’s SBA 7(a) loans receivable is considered a VIE. Applying the consolidation requirements for VIEs, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. In addition, as of September 30, 2022, the Company has determined that its Unconsolidated Joint Venture (as defined below) is considered a VIE. Applying the consolidation requirements for

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited) – (Continued)
VIEs, the Company determined that it is not the primary beneficiary based on its lack of power to direct activities and its obligations to absorb losses and right to receive benefits.
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
Recoverability of Investments in Real Estate—The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Investments in real estate are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the asset. The Company did not recognize any impairment of long-lived assets during the three and nine months ended September 30, 2022 and 2021 (Note 3).
Investment in Unconsolidated Entity—In February 2022, the Company invested in an unconsolidated joint venture arrangement (the “Unconsolidated Joint Venture”) with a CIM-managed separate account (the “CIM JV Partner”) to purchase an office property in Los Angeles, California for a gross purchase price of approximately $51.0 million, of which the Company initially contributed approximately $22.4 million and the CIM JV Partner initially contributed the remaining balance. The Company accounts for its approximately 44% investment in the Unconsolidated Joint Venture under the equity method, as the Company has the ability to exercise significant influence over the investment. The Unconsolidated Joint Venture records its assets and liabilities at fair value. As such, the Company records its share of the Unconsolidated Joint Venture’s unrealized gains or losses as well as its share of the revenues and expenses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s consolidated balance sheet and such share is recognized within the Company’s income from unconsolidated entity on the consolidated statements of operations. The Company recorded a loss of $204,000 and income of $176,000 related to its investment in the Unconsolidated Joint Venture during the three and nine months ended September 30, 2022, respectively, in the consolidated statements of operations. In connection with the closing of the financing of the property owned by the Unconsolidated Joint Venture, the Company received a distribution from the Unconsolidated Joint Venture of $10.4 million during the three months ended September 30, 2022, $176,000 of which was recognized as a return on investment and $10.3 million of which was recognized as a return of investment, bringing its investment in the Unconsolidated Joint

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited) – (Continued)
Venture to $12.1 million as of September 30, 2022. The Company’s ownership percentage remains unchanged after the distribution.
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
The Company determined that all of the Company’s contracts with its tenants explicitly identify the premises and that any substitution rights to relocate tenants to other premises within the same building stated in the contract are not substantive. Additionally, so long as payments are made timely under such contracts, the Company’s tenants have the right to obtain substantially all the economic benefits from the use of the identified asset and can direct how and for what purpose the premises are used to conduct their operations. Therefore, all of the Company’s contracts with its tenants constitute leases.
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases when collectability is probable and the tenant has taken possession or controls the physical use of the leased asset. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as an incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. As of September 30, 2022 and December 31, 2021, lease incentives of $4.1 million and $4.0 million, respectively, are presented net of accumulated amortization of $3.0 million and $2.7 million, respectively.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited) – (Continued)
For the three and nine months ended September 30, 2022 and 2021, the Company recognized rental income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rental and other property income
Fixed lease payments (1)	$11,649	$9,747	$34,833	$34,257
Variable lease payments (2)	2,545	3,091	7,651	5,239
Rental and other property income	$14,194	$12,838	$42,484	$39,496
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
Collectability of Lease-Related Receivables
The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants is probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available at the time of estimate. The Company does not use a general reserve approach. As of September 30, 2022 and December 31, 2021, the Company had identified certain tenants where collection was no longer considered probable and decreased outstanding receivables by $337,000 and $579,000, respectively, across all operating leases.
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
September 30, 2022 (Unaudited) – (Continued)
At inception of a contract with a customer for hotel goods and services, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate.
The Company presents hotel revenues net of sales, occupancy, and other taxes.
Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 16 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Hotel properties
Hotel income	$7,965	$5,212	$24,476	$10,074
Rental and other property income	453	251	1,275	716
Interest and other income	38	15	74	43
Hotel revenues	$8,456	$5,478	$25,825	$10,833
Tenant recoveries outside of the lease agreements
Tenant recoveries outside of the lease agreements are related to construction projects in which the Company’s tenants have agreed to fully reimburse the Company for all costs related to construction. These services include architectural, permit expediter and construction services. At inception of the contract with the customer, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate. While these individual services are distinct, in the context of the arrangement with the customer, all of these services are bundled together and represent a single package of construction services requested by the customer. The Company satisfies its performance obligation and recognizes revenues associated with these services over time as the construction is completed. No such amounts were recognized for tenant recoveries outside of the lease agreements for each of the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022, there were no remaining performance obligations associated with tenant recoveries outside of the lease agreements.
Loans Receivable—The Company’s loans receivable are carried at their unamortized principal balance less unamortized acquisition discounts and premiums, retained loan discounts and loan loss reserves. Acquisition discounts or premiums, origination fees and retained loan discounts are amortized as a component of interest and other income using the effective interest method over the life of the respective loans, or on a straight-line basis when it approximates the effective interest method. All loans were originated pursuant to programs sponsored by the Small Business Administration (the “SBA”). The programs consist of loans originated under the SBA 7(a) Small Business Loan Program (the “SBA 7(a) Program”) and, commencing with the quarter ended June 30, 2020 and ending during the quarter ended September 30, 2022, the Paycheck Protection Program (the “PPP”).
Pursuant to the SBA 7(a) Program, the Company sells the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by the Company is recorded at fair value and a discount is recorded as a reduction in basis of the retained portion of the loan. Unamortized retained loan discounts were $9.6 million and $9.6 million as of September 30, 2022 and December 31, 2021, respectively.
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
Loan Loss Reserves—On a quarterly basis, the Company evaluates the collectability of its loans receivable. The Company’s evaluation of collectability involves significant judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers’ business models and future operations. For the three and nine months ended September 30, 2022, the Company recorded no net impairment losses on its loans receivable. For the three and nine months ended September 30, 2021, the Company recorded a net impairment of $7,000 and $11,000, respectively, on its loans receivable. There were no material loans receivable subject to credit risk which were considered to be

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited) – (Continued)
impaired as of September 30, 2022 or December 31, 2021. The Company considers a loan to be impaired when the Company does not expect to collect all of the contractual interest and principal payments as scheduled in the loan agreements. The Company also establishes a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to the Company. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, the Company establishes the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions. As of September 30, 2022 and December 31, 2021, the Company had loan loss reserves of $1.1 million and $943,000, respectively.
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
As of September 30, 2022 and December 31, 2021, deferred rent receivable and charges consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Deferred rent receivable	$20,993	$20,870
Deferred leasing costs, net of accumulated amortization of $9,481 and $8,971, respectively	8,511	8,453
Deferred offering costs	6,413	6,281
Other deferred costs	491	491
Deferred rent receivable and charges, net	$36,408	$36,095

Redeemable Preferred Stock—Beginning on the date of original issuance of any given shares of Series A1 Preferred Stock, par value $.001 per share (“Series A1 Preferred Stock”), with an initial stated value of $25.00 per share, subject to adjustment (the “Series A1 Preferred Stock Stated Value”), Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) with an initial stated value of $25.00 per share, subject to adjustment (the “Series A Preferred Stock Stated Value”), or Series D Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), with an initial stated value of $25.00 per share, subject to adjustment (the “Series D Preferred Stock Stated Value”), and from and after the fifth anniversary date of the original issuance of the Series L Preferred Stock, the holder of such shares has the right to require the Company to redeem such shares, subject to certain limitations as discussed in Note 10. The Company records the activity related to the Series A1 Preferred Stock, Series A Preferred Warrants, Series D Preferred Stock and Series L Preferred Stock in permanent equity. In the event a holder of Series A Preferred Stock requests redemption of such shares and such redemption takes place prior to the first anniversary of the date of original issuance, the Company is required to pay such redemption in cash. As a result, the Company recorded issuances of Series A Preferred Stock in temporary equity. On the first anniversary of the date of original issuance of a particular share of Series A Preferred Stock, the Company reclassifies such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited) – (Continued)
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
Recently Issued Accounting Pronouncements—In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”) in November 2018. Subsequently, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-02 to provide additional guidance on the credit losses standard. ASU 2016-13 and the related updates improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held-for-investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASU No. 2016-02, Leases (Topic 842). For smaller reporting companies, public entities that are not SEC filers, and entities that are not public business entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2022. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018. The Company has been evaluating the impact of adoption of ASU 2016-13 and does not believe this ASU will have a material impact on its condensed consolidated financial statements. The Company expects to adopt ASU 2016-13 and the related updates beginning on January 1, 2023.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited) – (Continued)
3. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Land	$151,718	$141,236
Land improvements	2,701	2,644
Buildings and improvements	454,868	454,431
Furniture, fixtures, and equipment	4,374	4,398
Tenant improvements	35,033	29,733
Work in progress	11,363	10,260
Investments in real estate	660,057	642,702
Accumulated depreciation	(156,267)	(144,718)
Net investments in real estate	$503,790	$497,984
For the three months ended September 30, 2022 and 2021, the Company recorded depreciation expense of $4.3 million and $4.3 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded depreciation expense of $12.8 million and $12.7 million, respectively.
2022 Transactions—During the nine months ended September 30, 2022, the Company acquired a 100% fee-simple interest in the following properties from unrelated third-parties which were accounted for as asset acquisitions.

	Asset	Date of		Purchase
Property	Type	Acquisition	Square Feet	Price
				(in thousands)
3109 S Western Avenue, Los Angeles, CA (1) (5)	Multifamily(5)	August 4, 2022	5,900	$700
1007 E 7th Street, Austin, TX (2) (6)	Office (6)	July 1, 2022	1,352	$1,900
3022 S Western Avenue, Los Angeles, CA (3) (7)	Multifamily (7)	May 20, 2022	6,000	$5,650
3101 S Western Avenue, Los Angeles, CA (4) (8)	Multifamily (8)	February 11, 2022	3,752	$2,260

(1)Transaction costs that were capitalized as a component of the assets acquired and liabilities assumed in connection with the acquisition of this property totaled $11,000, which are not included in the purchase price above.
(2)Transaction costs that were capitalized as a component of the assets acquired and liabilities assumed in connection with the acquisition of this property totaled $50,000, which are not included in the purchase price above.
(3)Transaction costs that were capitalized as a component of the assets acquired and liabilities assumed in connection with the acquisition of this property totaled $191,000, which are not included in the purchase price above.
(4)Transaction costs that were capitalized as a component of the assets acquired and liabilities assumed in connection with the acquisition of this property totaled $14,000, which are not included in the purchase price above.
(5)The Company intends to redevelop approximately seven commercial units totaling 5,635 rentable square feet and six parking stalls starting in 2024.
(6)The property is located on a land site of approximately 7,450 square feet. The Company intends to complete pre-development and entitlement work to provide optionality for future development.
(7)The property is located on a land site of approximately 28,300 square feet. The Company intends to entitle the property and develop approximately 119 residential units starting in 2024.
(8)The property is located on a land site of approximately 11,300 square feet. The Company intends to entitle the property and develop approximately 40 residential units starting in 2023.
In addition, please see “Investments in Unconsolidated Entities” (Note 4) for information on the Company’s acquisition of an approximate 44% interest in an office property in February 2022.
There were no dispositions during the nine months ended September 30, 2022.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited) – (Continued)

2021 Transactions— During the nine months ended September 30, 2021, the Company acquired a 100% fee-simple interest in the following properties from unrelated third-parties. The purchases were accounted for as asset acquisitions.

	Asset	Date of		Purchase
Property	Type	Acquisition	Square Feet	Price
				(in thousands)
1037 N Sycamore, Los Angeles, CA (1)	Office	July 13, 2021	4,900	$2,900
(1)Transaction costs that were capitalized as a component of the assets acquired and liabilities assumed in connection with the acquisition of this property totaled $33,000, which are not included in the purchase price above.
There were no dispositions during the nine months ended September 30, 2021.
The results of operations of the properties the Company acquired have been included in the consolidated statements of operations from the date of acquisition. The purchase price of the acquisitions completed during the nine months ended September 30, 2022 were less than 10% of the Company’s total assets as of the respective most recent annual consolidated financial statements filed at or prior to the date of acquisitions. The following table summarizes the purchase price allocation of the aforementioned acquisitions during the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Land	$10,480	$1,839
Land improvements	54	33
Buildings and improvements	164	1,061
Tenant improvements	47	—
Acquired in-place leases (1)	68	—
Acquired below-market leases (3)	(37)	—
Net assets acquired	$10,776	$2,933

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited) – (Continued)
4. INVESTMENT IN UNCONSOLIDATED ENTITY
In February 2022, the Company invested in the Unconsolidated Joint Venture with the CIM JV Partner to purchase an office property in Los Angeles, California for a gross purchase price of approximately $51.0 million, of which the Company initially contributed approximately $22.4 million and the CIM JV Partner initially contributed the remaining balance. The Unconsolidated Joint Venture records its assets and liabilities at fair value.
The following table details the Company’s equity method investment in the Unconsolidated Joint Venture. See to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (dollars in thousands):

					Carrying Value
Property	Asset Type	Location	Date of Acquisition	Ownership Interest	September 30, 2022	December 31, 2021
1910 Sunset Boulevard (1)	Office	Los Angeles, CA	February 11, 2022	44%	$12,149	$—
______________________
(1)1910 Sunset Boulevard is an office building with 97,746 square feet of office space and 2,760 square feet of retail space. The Unconsolidated Joint Venture plans to undertake a capital improvement program to renovate and modernize the building into creative office space as well as a limited number of multifamily units.
The Company recorded a loss of $204,000 and income of $176,000 related to its investment in the Unconsolidated Joint Venture during the three and nine months ended September 30, 2022, respectively, in the consolidated statements of operations.
In September 2022, the Unconsolidated Joint Venture obtained financing through a mortgage loan of $23.9 million secured by its investment in real estate with an estimated fair value of $51.7 million as of September 30, 2022 (the “1910 Sunset Mortgage Loan”). The 1910 Sunset Mortgage Loan has a three-year term with interest-only monthly payments. The Company entered into a guaranty with the lenders, under which the Company agreed to guarantee the Unconsolidated Joint Venture’s obligations under the 1910 Sunset Mortgage Loan (the “1910 Sunset Guarantee”). Under the terms of the Unconsolidated Joint Venture, the Company and the CIM JV Partner are subject to cross indemnity obligations pursuant to which the CIM JV Partner agrees to reimburse the Company for its share of any indemnity payment, to the extent any such indemnity payment did not result from the Company’s fraud, gross neglect, or willful misconduct.
In connection with the closing of the 1910 Sunset Mortgage Loan, the Company received a distribution from the Unconsolidated Joint Venture of $10.4 million during the three months ended September 30, 2022, $176,000 of which was recognized as a return on investment and $10.3 million of which was recognized as a return of investment.
5. LOANS RECEIVABLE
Loans receivable consist of the following (in thousands):

	September 30, 2022	December 31, 2021
SBA 7(a) loans receivable, subject to credit risk	$44,771	$42,103
SBA 7(a) loans receivable, subject to loan-backed notes	14,688	18,050
SBA 7(a) loans receivable, Paycheck Protection Program	—	5,050
SBA 7(a) loans receivable, subject to secured borrowings	6,192	6,857
SBA 7(a) loans receivable, held for sale	708	1,200
Loans receivable	66,359	73,260
Deferred capitalized costs, net	1,373	1,226
Loan loss reserves	(1,105)	(943)
Loans receivable, net	$66,627	$73,543
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
September 30, 2022 (Unaudited) – (Continued)
securitization transaction. The proceeds received from the transfer are reflected as loan-backed notes payable (Note 7). These loans are subject to credit risk.
SBA 7(a) Loans Receivable, Paycheck Protection Program—As an SBA 7(a) licensee, the Company originated loans under the PPP. As of September 30, 2022, all of the loans originated under the PPP have been satisfied in full.
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
Other
As of September 30, 2022 and December 31, 2021, the Company’s loans subject to credit risk were 99.9% and 99.8%, respectively, concentrated in the hospitality industry. As of September 30, 2022 and December 31, 2021, 100.0% and 100.0%, respectively, of the Company’s loans subject to credit risk were current. The Company classifies loans with negative characteristics in substandard categories ranging from special mention to doubtful. As of September 30, 2022 and December 31, 2021, $1.0 million and $1.1 million, respectively, of loans subject to credit risk were classified in substandard categories.
6. OTHER INTANGIBLE ASSETS AND LIABILITIES
A schedule of the Company’s intangible assets and liabilities and related accumulated amortization and accretion as of September 30, 2022 and December 31, 2021 is as follows (in thousands):

	September 30, 2022	December 31, 2021
Intangible assets:
Acquired in-place leases, net of accumulated amortization of $8,871 and $9,030, respectively, both with an average useful life of 9 years	$1,688	$2,266
Acquired above-market leases, net of accumulated amortization of $36 and $27, respectively, both with an average useful life of 6 years	19	28
Trade name and license	2,957	2,957
Total intangible assets, net	$4,664	$5,251
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $1,123 and $1,134, respectively, both with an average useful life of 5 years	$78	$237
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited) – (Continued)
During the three and nine months ended September 30, 2022 and 2021, the Company recognized amortization related to its intangible assets and liabilities as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Acquired above-market lease amortization	$3	$3	$9	$9
Acquired in-place lease amortization	$212	$253	$645	$806
Acquired below-market lease amortization	$67	$79	$196	$278
A schedule of future amortization and accretion of acquired intangible assets and liabilities as of September 30, 2022, is as follows (in thousands):

	Assets		Liabilities
Years Ending December 31,	Acquired Above-Market Leases	Acquired In-Place Leases	Acquired Below-Market Leases
2022 (Three months ending December 31, 2022)	$3	$200	$(58)
2023	9	503	(20)
2024	5	374	—
2025	2	171	—
2026	—	123	—
Thereafter	—	317	—
	$19	$1,688	$(78)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited) – (Continued)
7. DEBT
The following table summarizes the debt balances as of September 30, 2022 and December 31, 2021, and the debt activity for the nine months ended September 30, 2022 (in thousands):

		During the Nine Months Ended September 30, 2022
	Balances as of December 31, 2021	Debt Issuances & Assumptions	Repayments	Accretion & (Amortization)	Balances as of September 30, 2022
Mortgage Payable:
Outstanding Balance	$97,100	$—	$—	$—	$97,100
Deferred debt origination costs — Mortgage Payable	(120)	—	—	19	(101)
Total Mortgage Payable	96,980	—	—	19	96,999
Secured Borrowings — Government Guaranteed Loans:
Outstanding Balance	6,671	—	(631)	—	6,040
Unamortized premiums	305	—	—	(41)	264
Total Secured Borrowings — Government Guaranteed Loans	6,976	—	(631)	(41)	6,304
Other Debt:
2018 revolving credit facility	60,000	110,000	(85,000)	—	85,000
Junior subordinated notes	27,070	—	—	—	27,070
SBA 7(a) loan-backed notes	7,670	—	(4,922)	—	2,748
Borrowed funds from the Federal Reserve through the Paycheck Protection Program Liquidity Facility	5,030	—	(5,030)	—	—
Deferred debt origination costs — other	(989)	—	—	831	(158)
Discount on junior subordinated notes	(1,592)	—	—	71	(1,521)
Total Other Debt	97,189	110,000	(94,952)	902	113,139
Total Debt, Net	$201,145	$110,000	$(95,583)	$880	$216,442
Mortgage Payable—The mortgage payable is secured by a deed of trust on a property and assignments of rents receivable. As of September 30, 2022, the Company’s mortgage payable had a fixed interest rate of 4.14% per annum, with monthly payments of interest only, due on July 1, 2026. The loan is nonrecourse.
Secured Borrowings—Government Guaranteed Loans—Secured borrowings—government guaranteed loans represent sold loans which are treated as secured borrowings because the loan sales did not meet the derecognition criteria provided for in ASC 860-30, Secured Borrowing and Collateral. These loans included cash premiums that are amortized as a reduction to interest expense over the life of the loan using the effective interest method and are fully amortized when the underlying loan is repaid in full. As of September 30, 2022, the Company’s secured borrowings-government guaranteed loans included $3.6 million of loans sold for a premium and excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 5.38% at September 30, 2022, and $2.4 million of loans sold for an excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 3.07% at September 30, 2022.
2018 Revolving Credit Facility—In October 2018, the Company entered into a secured revolving credit facility with a bank syndicate that, as amended, allows the Company to borrow up to $209.5 million, subject to a borrowing base calculation (the “2018 revolving credit facility”). The 2018 revolving credit facility is secured by properties in the Company’s real estate portfolio: eight office properties and one hotel property. In September 2020, the 2018 revolving credit facility was amended (the “2018 Credit Facility Modification”) to remedy the effect that COVID-19 had on the Company’s ability to borrow under the 2018 revolving credit facility during the period from September 2, 2020 through August 14, 2021 (the “Deferral Period”). The 2018 revolving credit facility bore interest during the Deferral Period at (A) the base rate plus 1.05% or (B) LIBOR plus 2.05% and (ii) bears interest after the Deferral Period, at (A) the base rate plus 0.55% or (B) LIBOR plus 1.55%. As of

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited) – (Continued)
September 30, 2022 and December 31, 2021, the variable interest rate was 4.33% and 2.15%, respectively. The 2018 revolving credit facility is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The 2018 revolving credit facility contains customary covenants and is not subject to any financial covenants (though the amount the Company may borrow under the 2018 revolving credit facility is determined by a borrowing base calculation). The Company is working with a bank to refinance the 2018 revolving credit facility which management believes is probable based on its projected performance and current capital market conditions. There can, however, be no assurance that such refinancing will occur. In the interim, the Company has executed a one-year extension of the 2018 Revolving Credit Facility to extend its maturity to October 2023. In connection with the extension, the Company paid 25% of the extension fee specified in the 2018 Revolving Credit Facility (i.e., 25% of 0.15% of each lender’s commitment being extended) on October 30, 2022, with the remaining 75% of the extension fee specified in the 2018 Revolving Credit Facility (i.e., 75% of 0.15% of each lender’s commitment being extended) being due and payable on the date that is 90 days after October 30, 2022. The Company believes cash on hand, proceeds from the sale of our Series A1 Preferred Stock, net cash provided by operations and the entry into new financing arrangements will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. As of September 30, 2022 and December 31, 2021, $85.0 million and $60.0 million, respectively, was outstanding under the 2018 revolving credit facility, and approximately $119.9 million and $117.6 million, respectively, was available for future borrowings.
Junior Subordinated Notes—The Company has junior subordinated notes with a variable interest rate which resets quarterly based on the three-month LIBOR plus 3.25%, with quarterly interest only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at the Company’s option.
SBA 7(a) Loan-Backed Notes—On May 30, 2018, the Company completed a securitization of the unguaranteed portion of certain of its SBA 7(a) loans receivable with the issuance of $38.2 million of unguaranteed SBA 7(a) loan-backed notes. The SBA 7(a) loan-backed notes are secured by deeds of trust or mortgages and are collateralized solely by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of the Company’s SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of the Company’s collateralized SBA 7(a) loans, at issuance, the Company estimated the weighted average remaining life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%. As of September 30, 2022 and December 31, 2021, the variable interest rate was 4.41% and 1.49%, respectively. The Company reflects the SBA 7(a) loans receivable as assets on its consolidated balance sheets and the SBA 7(a) loan-backed notes as debt on its consolidated balance sheets. The restricted cash on the Company’s consolidated balance sheets included funds related to the Company’s SBA 7(a) loan-backed notes of $1.5 million and $1.9 million as of September 30, 2022 and December 31, 2021, respectively.
Paycheck Protection Program Liquidity Facility—In June 2020, the Company commenced borrowing funds from the Federal Reserve through the PPP Liquidity Facility (the “PPPLF”) to finance all the loans the Company originated under the PPP. Advances under the PPPLF carried an interest rate of 0.35%, were made on a dollar-for-dollar basis based on the amount of loans originated under the PPP and were secured by loans made by the Company under the PPP. The maturity date of PPPLF borrowings was the same as the maturity date of the loans pledged to secure the extension of credit, generally two years. As of September 30, 2022 and December 31, 2021, $0 and $5.0 million, respectively, was outstanding under the PPPLF as the PPP has ended and as of September 30, 2022, all obligations to the Federal Reserve have been satisfied.
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
As of September 30, 2022 and December 31, 2021, accrued interest and unused commitment fees payable of $351,000 and $467,000, respectively, were included in accounts payable and accrued expenses.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited) – (Continued)
Future principal payments on the Company’s debt (face value) as of September 30, 2022 are as follows (in thousands):

Years Ending December 31,	Mortgage Payable	Secured Borrowings Principal (1)	2018 Revolving Credit Facility	Other (1) (2)	Total
2022 (Three months ending December 31, 2022)	$—	$81	$—	$327	$408
2023	—	335	85,000	166	85,501
2024	—	349	—	171	520
2025	—	365	—	204	569
2026	97,100	382	—	128	97,610
Thereafter	—	4,528	—	28,822	33,350
	$97,100	$6,040	$85,000	$29,818	$217,958
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
(2)Represents the junior subordinated notes and SBA 7(a) loan-backed notes.
8. STOCK-BASED COMPENSATION PLANS
On April 3, 2015, the Company’s board of directors (the “Board of Directors”) unanimously approved the Company’s 2015 Equity Incentive Plan (the “2015 Equity Incentive Plan”), which was approved by the Company’s stockholders. Under the 2015 Equity Incentive Plan, the Company granted awards of restricted shares of Common Stock to each of the independent members of the Board of Directors as follows:

Grant Date (1)	Vesting Date	Restricted Shares of Common Stock - Individual	Restricted Shares of Common Stock - Aggregate
May 2020	February 2021 (2)	5,478	5,478
May 2020	May 2021	5,478	16,434
May 2021	May 2022 (3)	5,083	20,332
June 2022	June 2023	7,746	30,984
______________________
(1)Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period, and generally vests based on one year of continuous service. The Company recorded compensation expense related to these restricted shares of Common Stock in the amount of $55,000 and $55,000 for the three months ended September 30, 2022 and 2021, respectively, and $147,000 and $165,000 for the nine months ended September 30, 2022 and 2021, respectively.
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
As of September 30, 2022, there was $147,000 of total unrecognized compensation expense related to restricted shares of Common Stock which will be recognized ratably over the remaining vesting period.
9. EARNINGS PER SHARE ("EPS")
The computations of basic EPS are based on the Company’s weighted average shares outstanding. No shares of Series D Preferred Stock, Series A Preferred Stock, or Series A1 Preferred Stock outstanding as of September 30, 2022 or 2021 were

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited) – (Continued)
included in the computation of diluted EPS because they had no dilutive effect. Outstanding Series A Preferred Warrants were not included in the computation of diluted EPS for the three and nine months ended September 30, 2022 and 2021 because their impact was either anti-dilutive or such warrants were not exercisable during such periods (Note 11). Outstanding shares of Series L Preferred Stock were not included in the computation of diluted EPS for the three and nine months ended September 30, 2022 and 2021 because such shares were not redeemable during such periods.
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.
The following table reconciles the numerator and denominator used in computing the Company’s basic and diluted per-share amounts for net loss attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(11,684)	$(3,216)	$(16,844)	$(15,632)
Redeemable preferred stock dividends declared on dilutive shares	—	—	—	—
Diluted net loss attributable to common stockholders	$(11,684)	$(3,216)	$(16,844)	$(15,632)
Denominator:
Basic weighted average shares of Common Stock outstanding	23,209	23,349	23,303	17,784
Effect of dilutive securities—contingently issuable shares	—	1	—	—
Diluted weighted average shares and common stock equivalents outstanding	23,209	23,350	23,303	17,784
Net loss attributable to common stockholders per share:
Basic	$(0.50)	$(0.14)	$(0.72)	$(0.88)
Diluted	$(0.50)	$(0.14)	$(0.72)	$(0.88)
10. REDEEMABLE PREFERRED STOCK

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited) – (Continued)
The table below provides information regarding the issuances, reclassifications and redemptions of each class of the Company’s preferred stock in permanent equity during the three and nine months ended September 30, 2022 and 2021 (dollar amounts in thousands):

	Preferred Stock
	Series A1		Series A		Series D		Series L		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2020	—	$—	4,377,762	$108,729	19,145	$473	5,387,160	$152,834	9,784,067	$262,036
Issuance of Series D Preferred Stock	—	—	—	—	4,045	99	—	—	4,045	99
Reclassification of Series A Preferred Stock to permanent equity	—	—	366,991	9,144	—	—	—	—	366,991	9,144
Redemption of Series A Preferred Stock	—	—	(29,462)	(733)	—	—	—	—	(29,462)	(733)
Balances, March 31, 2021	—	—	4,715,291	117,140	23,190	572	5,387,160	152,834	10,125,641	270,546
Issuance of Series D Preferred Stock	—	—	—	—	7,835	192	—	—	7,835	192
Reclassification of Series A Preferred Stock to permanent equity	—	—	556,587	13,915	—	—	—	—	556,587	13,915
Redemption of Series A Preferred Stock	—	—	(18,501)	(460)	—	—	—	—	(18,501)	(460)
Balances, June 30, 2021	—	—	5,253,377	130,595	31,025	764	5,387,160	152,834	10,671,562	284,193
Issuance of Series D Preferred Stock	—	—	—	—	25,832	632	—	—	25,832	632
Reclassification of Series A Preferred Stock to permanent equity	—	—	593,300	15,132	—	—	—	—	593,300	15,132
Redemption of Series A Preferred Stock	—	—	(25,564)	(634)	—	—	—	—	(25,564)	(634)
Balances, September 30, 2021	—	$—	5,821,113	$145,093	56,857	$1,396	5,387,160	$152,834	11,265,130	$299,323

Balances, December 31, 2021	—	$—	6,271,337	$156,431	56,857	$1,396	5,387,160	$152,834	11,715,354	$310,661
Issuance of Series D Preferred Stock	—	—	—	—	—	—	—	—	—	—
Reclassification of Series A Preferred stock to permanent equity	—	—	329,921	8,304	—	—	—	—	329,921	8,304
Redemption of Series A Preferred Stock	—	—	(49,341)	(1,228)	—	—	—	—	(49,341)	(1,228)
Balances, March 31, 2022	—	—	6,551,917	163,507	56,857	1,396	5,387,160	152,834	11,995,934	317,737
Issuance of Series A1 Preferred Stock	192,440	4,770	—	—	—	—	—	—	192,440	4,770
Reclassification of Series A Preferred stock to permanent equity	—	—	430,082	10,857	—	—	—	—	430,082	10,857
Redemption of Series A Preferred Stock	—	—	(88,225)	(2,188)	—	—	—	—	(88,225)	(2,188)
Balances, June 30, 2022	192,440	4,770	6,893,774	172,176	56,857	1,396	5,387,160	152,834	12,530,231	331,176
Issuance of Series A1 Preferred Stock	2,667,001	64,720	—	—	—	—	—	—	2,667,001	64,720
Repurchase of Series L Preferred Stock	—	—	—	—	—	—	(2,435,284)	(69,089)	(2,435,284)	(69,089)
Reclassification of Series A Preferred stock to permanent equity	—	—	299,303	7,574	—	—	—	—	299,303	7,574
Redemption of Series A Preferred Stock	—	—	(58,742)	(1,463)	—	—	—	—	(58,742)	(1,463)
Balances, September 30, 2022	2,859,441	$69,490	7,134,335	$178,287	56,857	$1,396	2,951,876	$83,745	13,002,509	$332,918

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited) – (Continued)
Series A1 Preferred Stock—Since June 2022, the Company has been conducting a continuous public offering with respect to shares of its Series A1 Preferred Stock, par value $0.001 per share with an initial stated value of $25.00 per share, subject to adjustment. Shares of Series A1 Preferred Stock are recorded in permanent equity at the time of their issuance. As of September 30, 2022, the Company had issued in registered public offerings 2,859,441 shares of the Series A1 Preferred Stock and received gross proceeds of $69.5 million. In connection with such issuance, $3.6 million of costs specifically identifiable to the offering of Series A1 Preferred Stock was allocated to the Series A1 Preferred Stock. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $9.1 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of September 30, 2022, the Company had reclassified and allocated $793,000 from deferred charges to Series A1 Preferred Stock as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
As of September 30, 2022, there were 2,859,441 shares of Series A1 Preferred Stock outstanding and no shares of Series A1 Preferred Stock had been redeemed.
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
As of September 30, 2022, the Company had issued in registered public offerings 8,251,657 shares of Series A Preferred Stock and 4,603,287 Series A Preferred Warrants and received gross proceeds of $205.4 million and $761,000, respectively, and additionally, had issued 568,681 shares of Series A Preferred Stock as payment for services to the CIM Service Provider, LLC (the “Administrator”), for which no cash proceeds were received. In connection with such issuance, $17.0 million and $142,000 of costs specifically identifiable to the offering of the Series A Preferred Stock and Series A Preferred Warrants, respectively, were allocated to the Series A Preferred Stock and Series A Preferred Warrants, respectively. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $9.1 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of September 30, 2022, the Company had reclassified and allocated $1.9 million and $5,000 from deferred charges to Series A Preferred Stock and Series A Preferred Warrants, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
Net proceeds from the issuance of shares of Series A Preferred Stock were initially recorded in temporary equity at an amount equal to the gross proceeds allocated to such shares of Series A Preferred Stock minus the costs specifically identifiable to the issuance of such shares and the non-issuance specific offering costs allocated to such shares. If the net proceeds from the issuance of shares of Series A Preferred Stock were less than the redemption value of such shares at the time they were issued, or if the redemption value of such shares subsequently becomes greater than the carrying value of such shares, an adjustment was recorded to increase the carrying amount of such shares to their redemption value as of the balance sheet date. Such adjustment was considered a deemed dividend for purposes of calculating basic and diluted EPS. For the three and nine months ended September 30, 2022, the Company recorded redeemable preferred stock deemed dividends of $0 and $19,000, respectively, related to such adjustments. For the three and nine months ended September 30, 2021, the Company recorded redeemable preferred stock deemed dividends of $90,000 and $253,000, respectively, related to such adjustments.
On the first anniversary of the issuance of a particular share of Series A Preferred Stock, the Company reclassifies such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of September 30, 2022, the Company had reclassified an aggregate of $170.6 million in net proceeds from temporary equity to permanent equity.
As of September 30, 2022, there were 8,399,535 shares of Series A Preferred Stock outstanding and 420,803 shares of Series A Preferred Stock had been redeemed.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited) – (Continued)
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
As of September 30, 2022, the Company had issued in registered public offerings 56,857 shares of Series D Preferred Stock and received gross proceeds of $1.4 million. In connection with such issuance, $35,000 of costs specifically identifiable to the offering of Series D Preferred Stock were allocated to the Series D Preferred Stock. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $9.1 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of September 30, 2022, the Company had reclassified and allocated $13,000 from from deferred charges to Series D Preferred Stock as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
As of September 30, 2022, there were 56,857 shares of Series D Preferred Stock outstanding and no shares of Series D Preferred Stock had been redeemed.
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
On September 15, 2022, the Company repurchased 2,435,284 shares of its Series L Preferred Stock in a privately negotiated transaction (the “Series L Repurchase”). The shares were repurchased at a purchase price of $27.40 per share (a 3.4% discount to the stated value of $28.37) plus $1.12 per share of accrued and unpaid dividends (or $2.7 million accrued and unpaid dividends in the aggregate). The total cost to complete the Series L Repurchase, including transactions costs of $700,000 (or $0.29 per share), was $70.1 million. In connection with the Series L Repurchase, the Company recognized redeemable preferred stock redemptions of $4.8 million on its consolidated statement of operations for the three and nine months ended September 30, 2022. The $4.8 million of redeemable preferred stock redemptions represents the difference between the repurchase price (including $0.29 per share of transaction costs) and the carrying value of the repurchased Series L Preferred Stock (representing the stated value of $28.37 per share reduced by $2.65 per share of stock offering costs).
Until the fifth anniversary of the date of original issuance of the Series L Preferred Stock, the Company is prohibited from issuing any shares of preferred stock ranking senior to or on parity with the Series L Preferred Stock with respect to the payment of dividends, other distributions, liquidation, and or dissolution or winding up of the Company unless the Minimum Fixed Charge Coverage Ratio, calculated in accordance with the Articles Supplementary describing the Series L Preferred Stock, is equal to or greater than 1.25:1.00. As of September 30, 2022 and December 31, 2021, the Company was in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio.
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
September 30, 2022 (Unaudited) – (Continued)
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
The Company expects to pay dividends on the Series L Preferred Stock in arrears on an annual basis in accordance with the foregoing provisions, unless the Company’s results of operations, general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. If the Company fails to timely declare distributions or fails to timely pay distributions on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.00% per year, up to a maximum rate of 8.50% per annum. However, prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, the Company must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by the Company’s Board of Directors at the end of the prior fiscal year. On December 29, 2021, the Company announced an Initial Dividend on shares of its Common Stock for fiscal year 2022 in the aggregate amount of $7,010,799, of which $3,972,000 had been paid as of September 30, 2022.
During the nine months ended September 30, 2022, the Company paid $384,000, $8.5 million, $60,000 and $11.1 million of cash dividends on the Series A1 Preferred Stock, Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, respectively. During the nine months ended September 30, 2021, the Company paid $7.0 million, $26,000 and $8.4 million of cash dividends on the Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, respectively.
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
September 30, 2022 (Unaudited) – (Continued)
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
11. STOCKHOLDERS’ EQUITY
Dividends
Holders of the Company’s Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by the Company out of legally available funds. In determining the Company’s dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, the Company’s financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. Cash dividends per share of Common Stock declared in respect of the nine months ended September 30, 2022 and 2021 consist of the following:

Declaration Date	Payment Date	Type	Cash Dividend Per Share of Common Stock
September 22, 2022	October 17, 2022	Regular Quarterly	$0.085
June 10, 2022	July 5, 2022	Regular Quarterly	$0.085
March 8, 2022	April 1, 2022	Regular Quarterly	$0.085

September 7, 2021	September 29, 2021	Regular Quarterly	$0.075
June 7, 2021	June 30, 2021	Regular Quarterly	$0.075
March 5, 2021	March 30, 2021	Regular Quarterly	$0.075
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
September 30, 2022 (Unaudited) – (Continued)
shares issuable upon exercise of each Series A Preferred Warrant issued prior to the Special Dividend was adjusted to reflect the effect of the Special Dividend.
Proceeds and expenses from the sale of the Series A Preferred Units were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of September 30, 2022, the Company had 4,034,366 Series A Preferred Warrants outstanding to purchase 1,045,671 shares of Common Stock in connection with the Company’s offering of Series A Preferred Units and allocated net proceeds of $556,000, after specifically identifiable offering costs and allocated general offering costs, to the Series A Preferred Warrants in permanent equity.
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
As of September 30, 2022, share repurchases executed under the SRP were as follows:

Period	Shares Repurchased	Average price paid per share	Cost of shares repurchased (in thousands)
June 2022	41,374	$7.32	$303
August 2022	33,374	$7.15	$239
September 2022	587,714	$7.10	$4,173
Total as of September 30, 2022	662,462		$4,715
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
September 30, 2022 (Unaudited) – (Continued)
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities.
Debt—The carrying amounts of the Company’s secured borrowings—government guaranteed loans, SBA 7(a) loan-backed notes, 2018 Revolving Credit Facility and borrowed funds from the Federal Reserve through the PPPLF approximate their fair values, as the interest rates on these securities are variable and approximate current market interest rates. The Company determines the fair value of mortgage notes payable and junior subordinated notes by performing discounted cash flow analyses using an appropriate market discount rate. The Company calculates the market discount rate for its mortgage notes payable by obtaining period-end treasury or swap rates, as applicable, for maturities that correspond to the maturities of the Company’s debt and then adding an appropriate credit spread. These credit spreads take into account factors such as the Company’s credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt. When estimating the fair value of the Company’s mortgages payable as of September 30, 2022 and December 31, 2021, the Company used a rate of 6.28% and 3.22%, respectively. The rate used to estimate the fair value of the Company’s junior subordinated notes was 8.00% and 4.46% as of September 30, 2022 and December 31, 2021, respectively.
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

	September 30, 2022		December 31, 2021
	Discount Rate	Prepayment Rate	Discount Rate	Prepayment Rate
SBA 7(a) loans receivable, subject to credit risk	10.25% - 11.25%	5.00% - 16.50%	6.25% - 8.25%	5.00% - 17.50%
SBA 7(a) loans receivable, subject to loan-backed notes	9.50% - 11.25%	5.00% - 16.50%	5.75% - 7.75%	5.00% - 17.50%
SBA 7(a) loans receivable, paycheck protection program	N/A	N/A	1.00%	N/A
SBA 7(a) loans receivable, subject to secured borrowings	11.00% - 11.25%	5.00% - 16.50%	7.00% - 7.75%	5.00% - 17.50%
Other Financial Instruments—The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at September 30, 2022 and December 31, 2021. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on the Company’s consolidated balance sheets are as follows (dollar amounts in thousands):

	September 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
Assets:
SBA 7(a) loans receivable, subject to credit risk	$44,945	$46,367	$42,416	$44,399	3
SBA 7(a) loans receivable, subject to loan-backed notes	$14,684	$15,661	$18,077	$19,635	3
SBA 7(a) loans receivable, paycheck protection program	$—	$—	$4,903	$5,050	3
SBA 7(a) loans receivable, subject to secured borrowings	$6,224	$6,304	$6,891	$6,976	3
SBA 7(a) loans receivable, held for sale	$774	$775	$1,256	$1,355	3
Liabilities:
Mortgages payable (1)	$97,100	$90,037	$97,100	$100,838	2, 3
Junior subordinated notes (1)	$27,070	$24,944	$27,070	$24,378	3
______________________
(1)The carrying amounts for the mortgage payable and junior subordinated notes represents the principal outstanding amounts, excluding deferred debt issuance costs and discounts.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited) – (Continued)
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
September 30, 2022 (Unaudited) – (Continued)
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
September 30, 2022 (Unaudited) – (Continued)
quarter. The amendment was effective as of April 1, 2020 and was further modified by the Fee Waiver described above. No such incentive fee was paid by the Company.
In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and or reimbursement for performing certain services for the Company and its subsidiaries that are not covered by the Base Service Fee. During the nine months ended September 30, 2022 and 2021, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, operational and on-going support in connection with the Company’s offering of Preferred Stock. The Administrator’s compensation is based on the salaries and benefits of the employees of the Administrator and or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of the Company and its subsidiaries). The expense for such services is included in expense reimbursements to related parties—corporate in the accompanying consolidated statements of operations.
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
Offering-Related Fees—CCO Capital, LLC (“CCO Capital”) became the exclusive dealer manager for the Company’s public offering of the Series A Preferred Units effective as of May 31, 2019. CCO Capital is a registered broker dealer and is under common control with the Operator and the Administrator. The Company’s offering of the Series A Preferred Units ended at the end of January 2020. On January 28, 2020, the Company entered into the Second Amended and Restated Dealer Manager Agreement, pursuant to which CCO Capital acted as the exclusive dealer manager for the Company’s public offering of its Series A Preferred Stock and Series D Preferred Stock. The Second Amended and Restated Dealer Manager Agreement was subsequently amended by the Company and CCO Capital to address changes to, among other things, selling commissions and dealer manager fees.
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited) – (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30, 2022
	2022	2021	2022	2021
Asset Management Fees:
Asset management fees(1)	$916	$2,262	$2,757	$6,781
Property Management Fees and Reimbursements:
Property management fees(2)	$442	$416	$1,293	$1,223
Onsite management and other cost reimbursement(3)	$922	$385	$2,153	$1,949
Leasing commissions(4)	$635	$59	$740	$107
Construction management fees(5)	$102	$70	$300	$105
Administrative Fees and Expenses:
Expense reimbursements to related parties - corporate	$511	$533	$1,459	$1,592
Lending Segment Expenses:
Expense reimbursements to related parties - lending segment(6)	$539	$55	$1,612	$1,219
Offering-Related Fees:
Upfront dealer manager and trailing dealer manager fees(7)	$778	$145	$1,052	$567
Non-issuance specific offering costs (8)	$230	$13	$319	$77
______________________
(1)The Company issued to the Operator 270,209 shares of Series A Preferred Stock in lieu of cash payment of the asset management fees incurred during the nine months ended September 30, 2021.The Company issued to the Operator 36,843 and 36,779 shares of Series A1 Preferred Stock in lieu of cash payment for the asset management fees incurred during the three months ended March 31, 2022 and June 30, 2022, respectively.
(2)Does not include the company’s share of the property management fees from the Unconsolidated Joint Venture of $13,000 and $28,000 for the three and nine months ended September 30, 2022, respectively.
(3)Does not include the Company’s share of the onsite management and other cost reimbursements from the Unconsolidated Joint Venture of $33,000 and $66,000 for the three and nine months ended September 30, 2022, respectively.
(4)Does not include the Company’s share of the leasing commissions from the Unconsolidated Joint Venture of $4,000 for the three and nine months ended September 30, 2022.
(5)Does not include the Company’s share of the construction management fees from the Unconsolidated Joint Venture of $6,000 and $9,000 for the three and nine months ended September 30, 2022, respectively.
(6)Expense reimbursements to related parties - lending segment do not include personnel costs capitalized to deferred loan origination costs of $118,000 and $316,000 for the nine months ended September 30, 2022 and 2021, respectively.
(7)Represents fees earned by CCO Capital and allocated to Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock.
(8)As of September 30, 2022 and September 30, 2021, $2.6 million and $2.0 million, respectively, was included in deferred costs as reimbursable expenses incurred pursuant to the Master Services Agreement and the then applicable dealer manager agreement with CCO Capital. These non-issuance specific costs are allocated against the gross proceeds from the sale of the Series A Preferred Stock and the Series D Preferred Stock on a pro rata basis for each issuance as a percentage of the total offering.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited) – (Continued)
As of September 30, 2022 and December 31, 2021, due to related parties consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Asset management fees	$917	$2,244
Property management fees and reimbursements	1,267	320
Expense reimbursements - corporate	511	692
Expense reimbursements - lending segment	343	341
Upfront dealer manager and trailing dealer manager fees	811	638
Non-issuance specific offering costs	24	143
Other amounts due to the CIM Management Entities and certain of its affiliates	111	163
Total due to related parties	$3,984	$4,541
Affiliate Investments
In February 2022, the Company invested with the CIM JV Partner, a CIM-managed separate account, in the Unconsolidated Joint Venture which purchased an office property in Los Angeles, California for approximately $51.0 million, gross of proration amounts, of which the Company initially contributed approximately $22.4 million and the CIM JV Partner initially contributed the remaining balance. See Note 2 and Note 4 for more information.
Other
On May 15, 2019, CIM Group entered into an approximately 11-year lease for approximately 32,000 rentable square feet with respect to a property owned by the Company. The lease was amended on August 7, 2019 to reduce the rentable square feet to approximately 30,000 rentable square feet. For the three and nine months ended both September 30, 2022 and 2021, the Company recorded rental and other property income related to this tenant of $370,000 and $1.1 million, respectively.
14. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer when the terms established in the contract are met. The Company’s outstanding commitments to fund loans were $11.5 million as of September 30, 2022, all of which are for prime-based loans to be originated by the Company’s subsidiary engaged in SBA 7(a) Small Business Loan Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, the Company has certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. The Company had a total of $5.6 million in future obligations under leases to fund tenant improvements and other future construction obligations as of September 30, 2022. As of September 30, 2022, $2.5 million was funded to reserve accounts included in restricted cash on the Company’s consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreement entered into in June 2016.
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
September 30, 2022 (Unaudited) – (Continued)
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
SBA Related—If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced under the PPP or the SBA 7(a) Small Business Loan Program, the SBA may seek recovery of the principal loss related to the deficiency from the Company. As of September 30, 2022, $261.8 million of the guaranteed portion of the Company’s SBA 7(a) loans were serviced by the Company. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from the Company in the event that a loss is deemed to be attributable to technical deficiencies. Based on historical experience, the Company does not expect that this contingency is probable to be asserted. However, if asserted, it could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flow or the Company’s ability to satisfy its debt service obligations or to maintain its level of distributions on Common Stock or Preferred Stock.
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
15. LEASES
Future minimum rental revenue under long-term operating leases as of September 30, 2022, excluding tenant reimbursements of certain costs, are as follows (excludes unconsolidated properties, in thousands):

Years Ending December 31,	Total
2022 (Three months ending December 31, 2022)	$11,398
2023	45,753
2024	44,554
2025	28,263
2026	20,592
Thereafter	66,231
$216,791
16. SEGMENT DISCLOSURE
The Company’s reportable segments during the three and nine months ended September 30, 2022 and 2021 consist of two types of commercial real estate properties, namely, office and hotel, as well as a segment for the Company’s lending business. Management internally evaluates the operating performance and financial results of the segments based on net operating income. The Company also has certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2021 included in the 2021 Form 10-K.
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
September 30, 2022 (Unaudited) – (Continued)
taxes. For the Company’s lending segment, the Company defines net operating income as interest income net of interest expense and general overhead expenses.
The net operating income (loss) of the Company’s segments for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Office:
Revenues	$14,043	$12,998	$42,225	$39,881
Property expenses:
Operating	7,249	5,362	19,772	16,704
General and administrative	71	123	196	291
Total property expenses	7,320	5,485	19,968	16,995
(Loss) income from unconsolidated entity	(204)	—	176
Segment net operating income—office	6,519	7,513	22,433	22,886
Hotel:
Revenues	8,456	5,478	25,825	10,833
Property expenses:
Operating	6,052	4,596	17,728	10,659
General and administrative	27	5	79	106
Total property expenses	6,079	4,601	17,807	10,765
Segment net operating income—hotel	2,377	877	8,018	68
Lending:
Revenues	2,353	5,773	7,987	15,086
Lending expenses:
Interest expense	134	105	360	478
Expense reimbursements to related parties—lending segment	539	55	1,612	1,219
General and administrative	489	744	1,387	1,367
Total lending expenses	1,162	904	3,359	3,064
Segment net operating income—lending	1,191	4,869	4,628	12,022
Total segment net operating income	$10,087	$13,259	$35,079	$34,976

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited) – (Continued)
A reconciliation of segment net operating income to net income attributable to the Company for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total segment net operating income	$10,087	$13,259	$35,079	$34,976
Interest and other income	1	—	1	1
Asset management and other fees to related parties	(916)	(2,262)	(2,757)	(6,781)
Expense reimbursements to related parties—corporate	(511)	(533)	(1,459)	(1,592)
Interest expense	(2,059)	(2,080)	(6,406)	(7,012)
General and administrative	(1,353)	(753)	(3,370)	(3,629)
Transaction costs	(201)	—	(201)	—
Depreciation and amortization	(5,093)	(5,061)	(15,071)	(15,167)
(Loss) income before provision for income taxes	(45)	2,570	5,816	796
Provision for income taxes	(187)	(946)	(815)	(2,316)
Net (loss) income	(232)	1,624	5,001	(1,520)
Net (income) loss attributable to noncontrolling interests	(5)	—	(19)	4
Net (loss) income attributable to the Company	$(237)	$1,624	$4,982	$(1,516)
The condensed assets for each of the segments as of September 30, 2022 and December 31, 2021, along with capital expenditures and loan originations for the nine months ended September 30, 2022 and 2021, are as follows (in thousands):

	September 30, 2022	December 31, 2021
Condensed assets:
Office	$472,706	$449,843
Hotel	99,432	101,308
Lending	81,603	96,729
Non-segment assets(1)	11,856	12,986
Total assets	$665,597	$660,866

	Nine Months Ended September 30,
	2022	2021
Capital expenditures(2) and loan originations:
Office	$7,008	$2,488
Hotel	197	144
Total capital expenditures	7,205	2,632
Loan originations	35,956	119,479
Total capital expenditures and loan originations	$43,161	$122,111
______________________
(1)Includes investments in real estate of $9.4 million representing three development sites which the Company intends to develop into multifamily assets.
(2)Represents additions and improvements to real estate investments, excluding acquisitions. Includes the activity for dispositions through their respective disposition dates.
17. SUBSEQUENT EVENTS
The Company evaluated events subsequent to September 30, 2022, and concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated unaudited financial statements.

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
The following discussion of our financial condition as of September 30, 2022 and results of operations for the three and nine months ended September 30, 2022 and 2021 should be read in conjunction with the 2021 Form 10-K. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Part I, Item 1A of the 2021 Form 10-K and in Part II, Item 1A of this Quarterly Report. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the consolidated financial statements contained therein. The terms “we,” “us,” “our” and the “Company” refer to Creative Media & Community Trust Corporation and its subsidiaries.
Definitions
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
The phrase “ADR” represents average daily rate. It is calculated as trailing nine-month room revenue divided by the number of rooms occupied. For sold properties, ADR is presented for the Company’s period of ownership only.
The phrase “annualized rent” represents gross monthly base rent, or gross monthly contractual rent under parking and retail leases, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.
The phrase “RevPAR” represents revenue per available room. It is calculated as trailing nine-month room revenue divided by the number of available rooms. For sold properties, RevPAR is presented for the Company’s period of ownership only.

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
Properties
As of September 30, 2022, our real estate portfolio consisted of 19 assets, all of which were fee-simple properties, including one office property which we own through our investment in an unconsolidated joint venture (the “Unconsolidated Joint Venture”). As of September 30, 2022, our 13 office properties, totaling approximately 1.3 million rentable square feet, were 83.2% occupied and our one hotel with an ancillary parking garage, which has a total of 503 rooms, had RevPAR of $125.64 for the nine months ended September 30, 2022. Additionally, as of September 30, 2022, we had four development sites (with one being used as a parking lot).
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

Financing Strategy
We may finance our future activities through one or more of the following methods: (i) offerings of shares of our common stock, par value $0.001 per share (“Common Stock”), preferred stock or other equity and or debt securities of the Company; (ii) credit facilities and term loans; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral, including the securitization of portions of our loan portfolio; (iv) the sale of existing assets; (v) partnering with co-investors; and or (vi) cash flows from operations.
Rental Rate Trends
Office Statistics:    The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods (includes property partially owned through the Unconsolidated Joint Venture):

	As of September 30,
	2022	2021
Occupancy (1)(2)	83.2%	77.7%
Annualized rent per occupied square foot (1)(3)	$54.40	$52.50
______________________
(1)The information presented in this table represents historical information as of the date indicated without giving effect to any property sales occurring thereafter.
(2)In connection with the 4750 Wilshire Project (as defined later), the Company is no longer classifying approximately 110,000 square feet of vacant space at its property at 4750 Wilshire Boulevard in Los Angeles, California as rentable office square footage as of September 30, 2022.
(3)Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by 12. This amount reflects total cash rent before abatements. Total abatements, representing lease incentives in the form of free rent, for the twelve months ended September 30, 2022 and 2021 were approximately $2.3 million and $1.3 million, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.
Over the next four quarters, we expect to see expiring cash rents as set forth in the table below (includes property partially owned through the Unconsolidated Joint Venture):

	For the Three Months Ended
	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023
Expiring Cash Rents:
Expiring square feet (1)	44,010	24,823	52,917	22,033
Expiring rent per square foot (2)	$54.31	$52.05	$46.15	$52.69
______________________
(1)Month-to-month tenants occupying a total of 16,662 square feet are included in the expiring leases in the first quarter listed.
(2)Represents gross monthly base rent, as of September 30, 2022, under leases expiring during the periods above, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

During the three and nine months ended September 30, 2022, we executed leases with terms longer than 12 months totaling 58,666 and 119,536 square feet, respectively. The table below sets forth information on certain of our executed leases during the three and nine months ended September 30, 2022, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

	Number of Leases (1)	Rentable Square Feet	New Cash Rents per Square Foot (2)	Expiring Cash Rents per Square Foot (2)
Three months ended September 30, 2022	8	33,343	$46.95	$49.45
Nine months ended September 30, 2022	22	75,080	$45.64	$46.18
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
Hotel Statistics:    The following table sets forth the occupancy, ADR and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Nine Months Ended September 30,
	2022	2021
Occupancy	73.5%	48.2%
ADR	$171.05	$128.06
RevPAR	$125.64	$61.67
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
Lending Segment
Through our loans originated under the SBA 7(a) Program, we are a national lender that primarily originates loans to small businesses. We identify loan origination opportunities through personal contacts, internet referrals, attendance at trade shows and meetings, direct mailings, advertisements in trade publications and other marketing methods. We also generate loans through referrals from real estate and loan brokers, franchise representatives, existing borrowers, lawyers and accountants. In addition, as an SBA 7(a) licensee, we originated loans as an authorized lender under the Paycheck Protection Program (“PPP”). Originations under the PPP have ended and we had no remaining PPP loans outstanding as of September 30, 2022.
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
Property Concentration
Kaiser Foundation Health Plan, Incorporated (“Kaiser”), which occupied space in one of our Oakland, California properties, accounted for 29.5% of our annualized rental income for the three months ended September 30, 2022.
2022 Results of Operations
Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021
Net (Loss) Income and FFO

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Total revenues	$24,853	$24,249	$604	2.5%
Total expenses	$24,694	$21,679	$3,015	13.9%
Net (loss) income	$(232)	$1,624	$(1,856)	(114.3)%
Net (loss) income was $(232,000) for the three months ended September 30, 2022 compared to net income of $1.6 million for the three months ended September 30, 2021, a decrease of $1.9 million. The decrease was primarily due to a decrease in lending segment net operating income of $3.7 million, a decrease in office segment net operating income of $994,000 and an increase in general and administrative expenses of $600,000. The aforementioned amounts were partially offset by an increase in hotel segment net operating income of $1.5 million, a decrease in asset management fees of $1.3 million and a decrease in provision for income taxes of $759,000.
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

The following table sets forth a historical reconciliation of net loss attributable to common stockholders to FFO attributable to common stockholders (in thousands):

	Three Months Ended September 30,
	2022	2021
Net loss attributable to common stockholders(1)	$(11,684)	$(3,216)
Depreciation and amortization	5,093	5,061
FFO attributable to common stockholders(1)	$(6,591)	$1,845
______________________
(1)During the three months ended September 30, 2022 and 2021, we recognized $4.9 million and $27,000, respectively, of redeemable preferred stock redemptions and $0 and $90,000, respectively, of redeemable preferred stock deemed dividends. Of the $4.9 million of redeemable preferred stock redemptions recognized during the three months ended September 30, 2022, $4.8 million resulted from amounts recognized in connection with the Series L Repurchase (defined below). Such amounts are included in, and have the effect of increasing, net loss attributable to common stockholders and FFO attributable to common stockholders, because redeemable preferred stock redemptions are not an adjustment prescribed by NAREIT.
FFO attributable to common stockholders was $(6.6) million for the three months ended September 30, 2022, a decrease of $8.4 million compared to $1.8 million for the three months ended September 30, 2021. The decrease in FFO was primarily due to an increase in redeemable preferred stock redemptions of $4.8 million (resulting from amounts recognized in connection with the Series L Repurchase during the three months ended September 30, 2022), a decrease in lending segment net operating income of $3.7 million, an increase in redeemable preferred stock dividends declared or accumulated of $1.9 million, a decrease in office segment net operating income of $994,000 and an increase in general and administrative expenses of $600,000. The aforementioned amounts were partially offset by an increase in hotel segment net operating income of $1.5 million, a decrease in asset management fees of $1.3 million and a decrease in provision for income taxes of $759,000.

Summary Segment Results
During the three months ended September 30, 2022 and 2021, we operated in three segments: office and hotel properties and lending. Set forth and described below are summary segment results for our operating segments (dollar amounts in thousands).

	Three Months Ended September 30,		Change
	2022	2021	$	%
Revenues:
Office	$14,043	$12,998	$1,045	8.0%
Hotel	$8,456	$5,478	$2,978	54.4%
Lending	$2,353	$5,773	$(3,420)	(59.2)%

Expenses:
Office	$7,320	$5,485	$1,835	33.5%
Hotel	$6,079	$4,601	$1,478	32.1%
Lending	$1,162	$904	$258	28.5%

Loss From Unconsolidated Entity
Office	$(204)	$—	$(204)	100.0%

Non-Segment Revenue and Expenses:
Interest and other income	$1	$—	$1	—%
Asset management and other fees to related parties	$(916)	$(2,262)	$1,346	(59.5)%
Expense reimbursements to related parties - corporate	$(511)	$(533)	$22	(4.1)%
Interest expense	$(2,059)	$(2,080)	$21	(1.0)%
General and administrative	$(1,353)	$(753)	$(600)	79.7%
Transaction costs	$(201)	$—	$(201)	100.0%
Depreciation and amortization	$(5,093)	$(5,061)	$(32)	0.6%
Provision for income taxes	$(187)	$(946)	$759	(80.2)%
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue increased to $14.0 million, or by 8.0%, for the three months ended September 30, 2022 compared to $13.0 million for the three months ended September 30, 2021. The increase is primarily due to increased rental revenue at an office property in Austin, Texas as a result of higher rental rates and higher occupancy and an increase in rental revenues at an office property in Los Angeles, California and an office property in Beverly Hills, California, both as a result of increased occupancy.
Hotel Revenue: Hotel revenue increased to $8.5 million, or by 54.4%, for the three months ended September 30, 2022, compared to $5.5 million for the three months ended September 30, 2021, primarily due to an increase in occupancy and average daily rate during the third quarter of 2022 as compared to the third quarter of 2021 as a result of the hospitality industry recovering from the impact of COVID-19.

Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue decreased to $2.4 million, or by 59.2%, for the three months ended September 30, 2022, compared to $5.8 million for the three months ended September 30, 2021. The decrease is primarily due to lower premium income as a result of lower loan sale volume and a reduction in the market premium achieved during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The lower loan origination volume was primarily the result of the SBA temporarily increasing the guaranteed percentages of SBA 7(a) loan originations during the comparable period in 2021, while these factors were partially offset by acceleration of income-recognition from any principal discounts recorded on our loans due to increased prepayment. We expect lending revenue to be lower materially for the fourth quarter of 2022, when compared to the fourth quarter of 2021, because of lower loan origination volume compared to 2021, a year when the SBA temporarily increased guaranteed percentages for SBA 7(a) loan originations, decreased demand for variable rate loans in the current inflationary economic environment, which we believe tends to lead borrowers to seek fixed rate loan products, and lower revenue from servicing assets retained for servicing the government guaranteed portion of our loans due to expected increases in prepayment.
Expenses
Office Expenses: Office expenses increased to $7.3 million, or by 33.5%, for the three months ended September 30, 2022, compared to $5.5 million for the three months ended September 30, 2021. The increase is primarily due to an increase in operating expenses at our office property in Oakland, California, primarily as a result of repairs and higher maintenance expenses and utilities expenses, and an increase in operating expenses at an office property in Austin, Texas, primarily as a result of increased real estate tax expense. In addition, office expenses for the three months ended September 30, 2021 had been reduced by tax refunds related to prior tax years and adjustments to payroll allocation reimbursements related to certain properties.
Hotel Expenses: Hotel expenses increased to $6.1 million, or by 32.1%, for the three months ended September 30, 2022, compared to $4.6 million for the three months ended September 30, 2021, primarily as a result of increased occupancy at the hotel as compared to the third quarter of 2021 as a result of the hospitality industry recovering from the impact of COVID-19.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related parties. Lending expenses increased to $1.2 million, or by 28.5%, for the three months ended September 30, 2022, compared to $904,000 for the three months ended September 30, 2021. The increase was primarily due to an increase in salary expenses (largely due to a reduction in costs being capitalized as a result of lower loan origination volume, partially being offset by a reduction in loan origination commissions), an increase in interest expense and an increase in provision for loan losses, partially offset by a decrease in general and administrative expenses.
(Loss) Income From Unconsolidated Entity: The loss from our unconsolidated entity included in office segment net operating income was $204,000 for the three months ended September 30, 2022. As our investment in the Unconsolidated Joint Venture was made in February 2022, there was no comparable income for the three months ended September 30, 2021. The loss from our unconsolidated entity included in office segment net operating income of $204,000 for the three months ended September 30, 2022 was primarily due to the expenses related to the Unconsolidated Joint Venture’s mortgage debt origination as well as increases in administrative expenses.
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments, were $916,000 for the three months ended September 30, 2022, a decrease of 59.5%, compared to $2.3 million for the three months ended September 30, 2021. The decrease was primarily a result of the Fee Waiver which became effective January 1, 2022 and resulted in the new Base Fee calculated at an annual rate of 1% (or 0.25% per quarter) of the average net asset value attributable to common stockholders at the beginning and end of the period.
Expense Reimbursements to Related Parties—Corporate: The Administrator receives compensation and or reimbursement for performing certain services for the Company and its subsidiaries that are not covered by the Incentive Fee. Expense reimbursements to related parties-corporate were $511,000 for the three months ended September 30, 2022, consistent with $533,000 for the three months ended September 30, 2021.
Interest Expense: Interest expense, which has not been allocated to our operating segments, was $2.1 million for the three months ended September 30, 2022, consistent with $2.1 million for the three months ended September 30, 2021. For the three months ended September 30, 2022, we saw increases in the LIBOR component of interest rates on our variable-rate debt compared to the three months ended September 30, 2021. Such increases were offset by a lower average outstanding principal balance on our 2018 Revolving Credit Facility for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $1.4 million for the three months ended September 30, 2022 as compared to $753,000 for the three months ended September 30, 2021. The increase was primarily due to increases in legal and other professional fees.
Transaction Costs: Transaction costs, related to abandoned project costs in connection with potential real estate transactions, were $201,000 for the three months ended September 30, 2022. There were no transaction costs incurred during the three months ended September 30, 2021.

Depreciation and Amortization Expense: Depreciation and amortization expense was consistent at $5.1 million for both the three months ended September 30, 2022 and 2021.
Provision for Income Taxes: Provision for income taxes was $187,000 for the three months ended September 30, 2022 as compared to $946,000 for the three months ended September 30, 2021. The decrease in provision for income taxes is due to a decrease in taxable income at our taxable REIT subsidiaries as a result of the operations of the lending division during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
2022 Results of Operations
Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021
Net Income (Loss) and FFO

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Total revenues	$76,038	$65,801	$10,237	15.6%
Total expenses	$70,398	$65,005	$5,393	8.3%
Net income (loss)	$5,001	$(1,520)	$6,521	(429.0)%
Net income increased to $5.0 million, or by $6.5 million, for the nine months ended September 30, 2022, compared to net loss of $1.5 million for the nine months ended September 30, 2021. The increase is primarily attributable to an increase of $8.0 million in hotel segment net operating income, a decrease of $4.0 million in asset management and other fees to related parties, a decrease of $1.5 million in provision for income taxes, a decrease in interest expense of $606,000 and a decrease of $259,000 in general and administrative expenses partially offset by a decrease of $7.4 million in lending segment net operating income and a decrease of $453,000 in office segment net operating income.
Funds from Operations
The following table sets forth a historical reconciliation of net loss attributable to common stockholders to FFO attributable to common stockholders (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net loss attributable to common stockholders(1)	$(16,844)	$(15,632)
Depreciation and amortization	15,071	15,167
FFO attributable to common stockholders(1)	$(1,773)	$(465)
______________________
(1)During the nine months ended September 30, 2022 and 2021, we recognized $5.0 million and $53,000, respectively, of redeemable preferred stock redemptions and $19,000 and $253,000, respectively, of redeemable preferred stock deemed dividends. Such amounts are included in, and have the effect of reducing, net loss attributable to common stockholders and FFO attributable to common stockholders, because redeemable preferred stock redemptions are not an adjustment prescribed by NAREIT. Of the $5.0 million of redeemable preferred stock redemptions recognized during the nine months ended September 30, 2022, $4.8 million resulted from amounts recognized in connection with the Series L Repurchase. Such amounts are included in, and have the effect of increasing, net loss attributable to common stockholders and FFO attributable to common stockholders, because redeemable preferred stock redemptions are not an adjustment prescribed by NAREIT.

FFO attributable to common stockholders was $(1.8) million for the nine months ended September 30, 2022, a decrease of $1.3 million compared to $(465,000) for the nine months ended September 30, 2021. The decrease in FFO is primarily attributable to a decrease of $7.4 million in lending segment net operating income, an increase in redeemable preferred stock redemptions of $5.0 million (resulting from $4.8 million recognized in connection with the Series L Repurchase during the nine months ended September 30, 2022), an increase in redeemable preferred dividends declared or accumulated of $3.0 million and a decrease of $453,000 in office segment net operating income, partially offset by an increase of $8.0 million in hotel segment net operating income, a decrease of $4.0 million in asset management and other fees to related parties and a decrease of $1.5 million in provision for income taxes, a decrease in interest expense of $606,000 and a decrease of $259,000 in general and administrative expenses.
Summary Segment Results
During the nine months ended September 30, 2022 and 2021, we operated in three segments: office and hotel properties and lending. Set forth and described below are summary segment results for our operating segments (dollar amounts in thousands).

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Revenues:
Office	$42,225	$39,881	$2,344	5.9%
Hotel	$25,825	$10,833	$14,992	138.4%
Lending	$7,987	$15,086	$(7,099)	(47.1)%

Expenses:
Office	$19,968	$16,995	$2,973	17.5%
Hotel	$17,807	$10,765	$7,042	65.4%
Lending	$3,359	$3,064	$295	9.6%

Income From Unconsolidated Entity
Office	$176	$—	$176	100.0%

Non-Segment Revenue and Expenses:
Interest and other income	$1	$1	$—	—%
Asset management and other fees to related parties	$(2,757)	$(6,781)	$4,024	(59.3)%
Expense reimbursements to related parties - corporate	$(1,459)	$(1,592)	$133	(8.4)%
Interest expense	$(6,406)	$(7,012)	$606	(8.6)%
General and administrative	$(3,370)	$(3,629)	$259	(7.1)%
Transaction costs	$(201)	$—	$(201)	100.0%
Depreciation and amortization	$(15,071)	$(15,167)	$96	(0.6)%
Provision for income taxes	$(815)	$(2,316)	$1,501	(64.8)%
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue increased to $42.2 million, or by 5.9%, for the nine months ended September 30, 2022 compared to $39.9 million for the nine months ended September 30, 2021. The increase is primarily due to increased rental revenue at an office property in Austin, Texas and an office property in Los Angeles, California as a result of higher occupancy, partially offset by lower rental revenues at an office property in San Francisco, California as a result of lower occupancy when compared to the nine months ended September 30, 2021.
Hotel Revenue: Hotel revenue increased to $25.8 million, or by 138.4%, for the nine months ended September 30, 2022, compared to $10.8 million for the nine months ended September 30, 2021, primarily due to an increase in occupancy and average daily rate during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 as a result of the hospitality industry recovering from the impact of COVID-19.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue decreased to $8.0 million, or by 47.1%, for the nine months ended September 30, 2022, compared to $15.1 million for the nine months ended September 30, 2021. The decrease is primarily due to lower premium income as a result of lower loan sale volume and a reduction in the market premium achieved during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The lower loan origination volume was primarily the result of the SBA temporarily increasing the guaranteed percentages of SBA 7(a) loan originations during the comparable period in 2021, while these factors were partially offset by acceleration of income-recognition from any principal discounts recorded on our loans due to increased prepayment. We expect lending revenue to be lower materially for the fourth quarter of 2022, when compared to the fourth quarter of 2021, because of lower loan origination volume compared to 2021, a year when the SBA temporarily increased guaranteed percentages for SBA 7(a) loan originations, decreased demand for variable rate loans in the current inflationary economic environment, which we believe tends to lead borrowers to seek fixed rate loan products, and lower revenue from servicing assets retained for servicing the government guaranteed portion of our loans due to expected increases in prepayment.
Expenses
Office Expenses: Office expenses increased to $20.0 million, or by 17.5%, for the nine months ended September 30, 2022, compared to $17.0 million for the nine months ended September 30, 2021. The increase is primarily due to an increase in operating expenses at our office property in Oakland, California, primarily as a result of repairs and higher maintenance expenses and utilities expenses, and an increase in operating expenses at an office property in Austin, Texas, primarily as a result of increased real estate tax expense. In addition, office expenses for the nine months ended September 30, 2021 had been reduced by tax refunds related to prior tax years and adjustments to payroll allocation reimbursements related to certain properties.
Hotel Expenses: Hotel expenses increased to $17.8 million, or by 65.4%, for the nine months ended September 30, 2022, compared to $10.8 million for the nine months ended September 30, 2021, primarily as a result of increased occupancy at the hotel during as a result of the hospitality industry recovering from the impact of COVID-19.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related party. Lending expenses increased to $3.4 million, or by 9.6% for the nine months ended September 30, 2022, compared to $3.1 million for the nine months ended September 30, 2021. The increase was primarily due to an increase in salary expenses (largely due to a reduction in costs being capitalized as a result of lower loan origination volume) as well as an increase in provision for loan losses, partially offset by a decrease in general and administrative expenses.
Income From Unconsolidated Entity: Income from our unconsolidated entity included in office segment net operating income was $176,000 for the nine months ended September 30, 2022. As our investment in the Unconsolidated Joint Venture was made in February 2022, there was no comparable income for the nine months ended September 30, 2021.
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments, were $2.8 million for the nine months ended September 30, 2022, a decrease of 59.3%, compared to $6.8 million for the nine months ended September 30, 2021. The decrease was primarily a result of the Fee Waiver which became effective January 1, 2022 and resulted in the new Base Fee calculated at an annual rate of 1% (or 0.25% per quarter) of the average net asset value attributable to common stockholders at the beginning and end of the period.
Expense Reimbursements to Related Parties—Corporate: The Administrator receives compensation and or reimbursement for performing certain services for the Company and its subsidiaries that are not covered by the Incentive Fee. Expense reimbursements to related parties-corporate were $1.5 million for the nine months ended September 30, 2022, a decrease of 8.4%, compared to $1.6 million for the nine months ended September 30, 2021. The decrease was primarily due to reductions in allocated payroll.
Interest Expense: Interest expense, which has not been allocated to our operating segments, was $6.4 million for the nine months ended September 30, 2022, a decrease of 8.6% compared to $7.0 million for the nine months ended September 30, 2021. The decrease is primarily due to a lower average outstanding principal balance on our 2018 revolving credit facility during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, partially offset by increases in the LIBOR component of interest rates on our variable-rate debt for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $3.4 million for the nine months ended September 30, 2022, a decrease of 7.1% compared to $3.6 million for the nine months ended September 30, 2021. The decrease is primarily due to a decrease in legal fees as compared to the nine months ended September 30, 2021.
Transaction Costs: Transaction costs, related to abandoned project costs in connection with potential real estate transactions, were $201,000 for the nine months ended September 30, 2022. There were no transaction costs incurred during the nine months ended September 30, 2021.
Depreciation and Amortization Expense: Depreciation and amortization expense was $15.1 million for the nine months ended September 30, 2022, consistent with $15.2 million for the nine months ended September 30, 2021.
Provision for Income Taxes: Provision for income taxes was $815,000 for the nine months ended September 30, 2022, a decrease of 64.8% compared to $2.3 million for the six months ended September 30, 2021. The decrease in provision for income taxes is due to a decrease in taxable income at our taxable REIT subsidiaries, as a result of operations of the lending division during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Cash Flow Analysis
Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the occupancy and ADR of our hotel, the collectability of rent and recoveries from our tenants, and loan related activity. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities increased by $14.4 million for the nine months ended September 30, 2022, as compared to the same period in 2021.The increase was primarily due to an increase in net income adjusted for depreciation and amortization expense, write-offs of uncollectible receivables and income from our unconsolidated entity of $6.6 million, a $13.1 million increase in net proceeds from sale of guaranteed loans net of loan fundings, held for sale, partially offset by a $5.8 million decrease resulting from a higher level of net working capital used compared to the prior period.
Our cash flows from investing activities are primarily related to property acquisitions and dispositions, expenditures for the development or repositioning of properties, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash used in investing activities increased by $17.9 million for the nine months ended September 30, 2022, as compared to the same period in 2021. The increase in cash used in investing activities was primarily due to an increase of $4.6 million in capital expenditures and an increase in acquisitions of real estate of $7.8 million, compared to the same period in 2021, and a cash outlay of $22.4 million related to our investment in the Unconsolidated Joint Venture during the nine months ended September 30, 2022. Partially offsetting net cash used in investing activities are the ending of the PPP loan originations in 2021, creating a decrease in net cash used in investing activities related to net loan fundings of $6.7 million, and $10.3 million of cash provided by our Unconsolidated Joint Venture during the nine months ended September 30, 2022 as a result of distributions in connection with the closing of the financing of the property owned by the Unconsolidated Joint Venture.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash used in financing activities was $11.5 million during the nine months ended September 30, 2022, compared to net cash used in financing activities of $25.7 million in the same period in 2021. The decrease in net cash used in financing activities of $14.2 million was primarily as a result of net proceeds from debt of $5.1 million during the nine months ended September 30, 2022 compared to net debt paydowns of $102.4 million during the nine months ended September 30, 2021, and an increase of $56.7 million in proceeds from the issuance of Preferred Stock, net of redemptions, during the nine months ended September 30, 2022. The aforementioned amounts decreasing net cash used in financing activities were partially offset by net proceeds from issuance of Common Stock during the nine months ended September 30, 2021 of $78.3 million related to our rights offering completed in June 2021 as compared to the nine months ended September 30, 2022 in which the Company repurchased $4.7 million worth of its Common Stock and had no proceeds from Common Stock issuances. Additionally, there was $67.4 million in repurchases of Series L Preferred Stock during the nine months ended September 30, 2022.
Liquidity and Capital Resources
General
On a short-term basis, our principal demands for funds will be for the acquisition of assets, development or repositioning of properties, or re-leasing of space in existing properties, capital expenditures, interest and principal on current and any future debt financings, SBA 7(a) loan originations, paying distributions on our Preferred Stock and Common Stock and making redemption payments on our Preferred Stock. We may finance our future activities through one or more of the following methods: (i) offerings of shares of Common Stock, preferred stock or other equity and or debt securities of the Company; (ii) credit facilities and term loans; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (iv) the sale of existing assets; (v) partnering with co-investors; and or (vi) cash flows from operations. With respect to the $85.0 million outstanding under the 2018 Revolving Credit Facility as of September 30, 2022 , we are working with a bank to refinance such indebtedness prior to its maturity date. There can, however, be no assurance that such refinancing will occur. In the interim, the Company has executed a one-year extension of the 2018 Revolving Credit Facility to extend its maturity to October 2023. In November 2022, holders of the Series L Preferred Stock will have the right to require us to redeem all or any of the shares of Series L Preferred Stock held by such holders. At the same time, we will also have the right to redeem any or all shares of our Series L Preferred Stock. The redemption price, whether the redemption is at the request of a holder or by us, will be equal to 100% of the stated value of the Series L Preferred Stock (for a total of $83.7 million in aggregate as of September 30, 2022) plus any accumulated and unpaid dividends. We can pay the redemption price, at our option and in our sole discretion, either in cash or in equal value through the issuance of shares of our Common Stock. We do not know whether holders of Series L Preferred Stock will exercise their redemption rights and, if so, in what amounts. We have been actively evaluating our options with respect to whether we will exercise our redemption right with respect to any or all shares of Series L Preferred Stock as well as other alternatives. We believe that we will have sufficient liquidity to redeem any shares of Series L Preferred Stock in cash (to the extent we decide to pay any redemption price in cash).
Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, or re-leasing of space in existing properties, capital expenditures, refinancing of indebtedness, SBA 7(a) loan originations, paying distributions on our Preferred Stock or any other preferred stock we may issue, any future repurchase of Common Stock and or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock) and distributions on our Common Stock. Additionally, our outstanding commitments to fund loans were $11.5 million as of September 30, 2022, substantially all of which reflect prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Small Business Loan Program lending. All of these commitments have government guarantees of 75% (as the government guarantee has now reverted to 75% from 90%) and we believe that we will be able to sell the guaranteed portion of these loans in a liquid secondary market upon fully funding these loans. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
The Company intends to convert two out of the three floors of an office building that it owns at 4750 Wilshire Boulevard in Los Angeles into for-lease multifamily units (the “4750 Wilshire Project”). As part of its asset-light investment approach, the Company intends to finance the 4750 Wilshire Project by inviting co-investors to acquire a stake in the property, with the Company retaining a minority equity interest. The total cost of the 4750 Wilshire Project is expected to be approximately $32.8 million, which will be financed by a combination of equity contributions from co-investors and the Company as well as a reposition loan from a third-party lender. At the initial closing of the co-investment, the Company expects to receive proceeds from co-investors, which proceeds will enhance the liquidity of the Company. Further, the Company is expected to earn management fees from co-investors in connection with their co-investment in the 4750 Wilshire Project.
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
Sources and Uses of Funds
Mortgages
We have one mortgage loan agreement with an outstanding balance of $97.1 million as of September 30, 2022.
Revolving Credit Facilities
In October 2018, we entered into the 2018 Revolving Credit Facility that, as amended, allows us to borrow up to $209.5 million, subject to a borrowing base calculation. The 2018 revolving credit facility is secured by properties in the Company’s real estate portfolio: eight office properties and one hotel property. As of September 30, 2022 and December 31, 2021, the variable interest rate was 4.33% and 2.15%, respectively. The Company is working with a bank to refinance the 2018 revolving credit facility which management believes is probable based on its projected performance and current capital market conditions. There can, however, be no assurance that such refinancing will occur. In the interim, the Company has executed a one-year extension of the 2018 Revolving Credit Facility to extend its maturity to October 2023. In connection with the extension, the Company paid 25% of the extension fee specified in the 2018 Revolving Credit Facility (i.e., 25% of 0.15% of each lender’s commitment being extended) on October 30, 2022, with the remaining 75% of the extension fee specified in the 2018 Revolving Credit Facility (i.e., 75% of 0.15% of each lender’s commitment being extended) being due and payable on the date that is 90 days after October 30, 2022. The Company believes cash on hand, proceeds from the sale of our Series A1 Preferred Stock, net cash provided by operations and the entry into new financing arrangements will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued, November 14, 2022. As of November 9, 2022, September 30, 2022, and December 31, 2021, $55.0 million, $85.0 million and $60.0 million, respectively, was outstanding under the 2018 revolving credit facility and approximately $154.5 million, $119.9 million, and $117.6 million, respectively, was available for future borrowings.
Other Financing Activity
On May 30, 2018, we completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $38.2 million of unguaranteed SBA 7(a) loan-backed notes. The SBA 7(a) loan-backed notes mature on March 20, 2043, with monthly payments due as payments on the collateralized loans are received. Based on the anticipated repayments of our collateralized SBA 7(a) loans, at issuance, we estimated the weighted average life of the SBA 7(a) loan-backed notes to be approximately two years. The SBA 7(a) loan-backed notes bear interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%. The outstanding balance of SBA 7(a) loan-backed notes on November 9, 2022, September 30, 2022, and December 31, 2021, was $2.2 million, $2.7 million and $7.7 million, respectively.
We have junior subordinated notes with a variable interest rate that resets quarterly based on the three-month LIBOR plus 3.25%, with quarterly interest‑only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at our option. The aggregate principal balance of the junior subordinated notes was $27.1 million as of September 30, 2022.
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
The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. At the time of issuance, the exercise price of each Series A Preferred Warrant was equal to a 15.0% premium to the per share estimated NAV of our Common Stock most recently published and designated as the applicable NAV by us at the time of issuance. However, in accordance with the terms of the Series A Preferred Warrants, the exercise price of each Series A Preferred Warrant issued prior to the Reverse Stock Split was automatically adjusted to reflect the effect of the Reverse Stock Split and, in the discretion of our Board of Directors, the exercise price and the number of shares issuable upon exercise of each Series A Preferred Warrant issued prior to the Special Dividend was adjusted to reflect the effect of the Special Dividend. As of September 30, 2022, there were 4,034,366 Series A Preferred Warrants to purchase 1,045,671 shares of Common Stock outstanding.
From February 2020 through June 2022, we conducted a continuous public offering of our Series A Preferred Stock and Series D Preferred Stock. In June 2022, we concluded the offering of our Series A Preferred Stock and Series D Preferred Stock and have since conducted a continuous public offering of our Series A1 Preferred Stock of up to approximately $692.3 million. We intend to use the net proceeds from the offerings for general corporate purposes, acquisitions of shares of our Common Stock and Preferred Stock, whether through one or more tender offers, share repurchases or otherwise, and acquisitions consistent with our acquisition and asset management strategies. As of September 30, 2022, we had issued 2,859,441 shares of Series A1 Preferred Stock, 8,251,657 shares of Series A Preferred Stock and 56,857 shares of Series D Preferred Stock and received aggregate net proceeds of $253.0 million after commissions, fees and allocated costs.
On March 16, 2020, we established an “at the market” (“ATM”) program through which we may, from time to time in our discretion, offer and sell shares of Common Stock having an aggregate offering price of up to $25.0 million through an investment banking firm acting as the sales agent. Sales of Common Stock under the ATM program may be made directly on or through Nasdaq, among other methods. We intend to use the net proceeds from shares sold under the ATM program, if any, for general corporate purposes, acquisitions of shares of our Preferred Stock, whether through one or more tender offers, share repurchases or otherwise, and acquisitions consistent with our acquisition and asset management strategies. As of November 9, 2022, no sales of Common Stock have been made under the ATM program.

Dividends on and Redemptions of Preferred Stock
Holders of Series A1 Preferred Stock, Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share as follows: (1) at the of greater of (i) an annual rate of 6.0% of the Series A1 Preferred Stock Stated Value (i.e., the equivalent of $0.3750 per share per quarter) and (ii) the Federal Funds (Effective) Rate for such quarter and plus 2.5% of the Series A1 Preferred Stock Stated Value divided by four, up to a maximum of 2.5% of the Series A1 Preferred Stock Stated Value per quarter, (2) 5.50% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter), (3) 5.65% of the Series D Preferred Stock Stated Value (i.e., the equivalent of $0.35313 per share per quarter), and (4) 5.50% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year), respectively. However, if we fail to timely declare distributions or fail to timely pay any distribution on the Series L Preferred Stock, the annual dividend rate of the Series L Preferred Stock will temporarily increase by 1.00% per year, up to a maximum annual rate of 8.50% of the Series L Preferred Stock Stated Value. Dividends on each share of Preferred Stock begin accruing on, and are cumulative from, the date of issuance. Prior to the payment of any distributions on Series L Preferred Stock in respect of a given year, we must first declare and pay dividends on the Common Stock in respect of such year in an aggregate amount equal to the Initial Dividend announced by our Board of Directors at the end of the prior fiscal year. On December 29, 2021, we announced an Initial Dividend on shares of our Common Stock for fiscal year 2022 in the aggregate amount of $7,010,799, of which $3,972,000 had been paid as of September 30, 2022.
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
From the date of issuance until the fifth anniversary of the date of issuance, holders of Series A Preferred Stock and Series D Preferred Stock may require us to redeem such shares at a discount to the Series A1 Preferred Stock, Series A Preferred Stated Value and Series D Preferred Stated Value, respectively. From and after the fifth anniversary of the date of original issuance of any share of our Preferred Stock, we generally (subject to certain conditions) have the right (but not the obligation) to redeem, and the holder of such share may require us to redeem, such share at a redemption price equal to 100% of the stated value of such share, plus any accrued but unpaid dividends in respect of such share as of the effective date of the redemption. The redemption price in respect of any share of Preferred Stock, whether redeemed at our option or at the option of a holder, may be paid in cash or in shares of Common Stock in our sole discretion. During the three months ended September 30, 2022, we redeemed 59,942 shares of Series A Preferred Stock and no shares of Series A1 Preferred Stock, Series D Preferred Stock or Series L Preferred Stock.
On September 15, 2022, the Company repurchased 2,435,284 shares of its Series L Preferred Stock in a privately negotiated transaction (the “Series L Repurchase”). The shares were repurchased at a purchase price of $27.40 per share (a 3.4% discount to the stated value of $28.37) plus $1.12 per share of accrued and unpaid dividends (or $2.7 million of accrued and unpaid dividends in the aggregate). The total cost to complete the Series L Repurchase, including of transactions costs of $700,000, was $70.1 million. In connection with the Series L Repurchase, the Company recognized redeemable preferred stock redemptions of $4.8 million on its consolidated statement of operations for the three and nine months ended September 30, 2022.
Off-Balance Sheet Arrangements
As of September 30, 2022, we did not have any off-balance sheet arrangements.
Recently Issued Accounting Pronouncements
Our recently issued accounting pronouncements are described in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3.

Quantitative and Qualitative Disclosures About Market Risk
The fair value of our mortgage payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgage payable, using a rate of 6.28% and 3.22% as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, our mortgage payable had a book value of $97.1 million, and a fair value of $90.0 million and $100.8 million, respectively.
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. As of September 30, 2022 and December 31, 2021 (excluding premiums, discounts, and deferred loan costs), $97.1 million (or 44.5%) and $102.1 million (or 50.2%) of our debt, respectively, was fixed rate borrowings, and $120.9 million (or 55.5%) and $101.4 million (or 49.8%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding as of September 30, 2022 and December 31, 2021, a 50 basis point change in LIBOR would result in an annual impact to our earnings of approximately $604,000 and $507,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt.
Item 4.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of September 30, 2022, our Principal Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by us in such reports is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In the November 8, 2022 general election, a City of Los Angeles ballot measure, Proposition ULA, proposed to increase transfer tax rates in the City of Los Angeles on real estate sales valued at $5 million or more. If enacted, the new rate would be 4% for properties valued at $5 million or more and 5.5% for properties valued at more than $10 million. At the time of the filing of this 10-Q, the vote tally for this ballot measure has not been completed, although the vote for the measure exceeded the vote against the ballot measure by not an insubstantial margin. As many of our properties are located in the City of Los Angeles, if Proposition ULA passes, it will reduce the amount of proceeds that we will receive when we sell our Los Angeles properties. This in turn may reduce our profitability, make our properties located in the City of Los Angeles less attractive than properties located elsewhere, and make us less competitive than REITs that do not have properties in the City of Los Angeles.
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
As of September 30, 2022, share repurchases executed under the SRP were as follows:

Period	Shares Repurchased	Average price paid per share	Cost of shares repurchased (in thousands)
June 2022	41,374	$7.32	$303
August 2022	33,374	$7.15	$239
September 2022	587,714	$7.10	$4,173
Total as of September 30, 2022	662,462		$4,715
On September 15, 2022, the Company repurchased 2,435,284 shares of its Series L Preferred Stock in a privately negotiated transaction (the “Series L Repurchase”). The shares were repurchased at a purchase price of $27.40 per share (a 3.4% discount to the stated value of $28.37) plus $1.12 per share of accrued and unpaid dividends (or $2.7 million of accrued and unpaid dividends in the aggregate). The total cost to complete the Series L Repurchase, including of transactions costs of $700,000, was $70.1 million. In connection with the Series L Repurchase, the Company recognized redeemable preferred stock redemptions of $4.8 million on its consolidated statement of operations for the three and nine months ended September 30, 2022.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION
Dated: November 14, 2022	By:	/s/ DAVID THOMPSON David Thompson Chief Executive Officer

Dated: November 14, 2022	By:	/s/ BARRY N. BERLIN Barry N. Berlin Chief Financial Officer