Form 10-K
period 2022-12-31
Creative Media & Community Trust Corp
filed 2023-03-31
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-13610
CREATIVE MEDIA & COMMUNITY TRUST CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Maryland				75-6446078
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)
17950 Preston Road,	Suite 600,	Dallas,	Texas	75252
(Address of Principal Executive Offices)				(Zip Code)
(972)				349-3200
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, $0.001 Par Value	CMCT	Nasdaq Global Market
Common Stock, $0.001 Par Value	CMCT-L	Tel Aviv Stock Exchange
Series L Preferred Stock, $0.001 Par Value	CMCTP	Nasdaq Global Market
Series L Preferred Stock, $0.001 Par Value	CMCTP	Tel Aviv Stock Exchange
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐   No ☒
As of June 30, 2022, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on the Nasdaq Global Market as of the close of business on June 30, 2022, was approximately $97.2 million. The registrant does not have any nonvoting common equities.
As of March 22, 2023, the registrant had outstanding 22,737,853 shares of common stock, par value $0.001 per share.
Documents Incorporated by Reference
    Part III of this Annual Report on Form 10-K incorporates by reference specified portions of Creative Media & Community Trust Corporation’s Proxy Statement for its 2023 Annual Meeting of Stockholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than April 30, 2023.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION
2022 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements
This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our business and availability of funds. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “project,” “target,” “expect,” “intend,” “might,” “believe,” “anticipate,” “estimate,” “could,” “would” “continue,” “pursue,” “potential,” “forecast,” “seek,” “plan,” “should” or “goal” or the negative thereof or other variations or similar words or phrases. Such forward-looking statements also include, among others, statements about our plans and objectives relating to future growth and outlook. Such forward-looking statements are based on particular assumptions that our management has made in light of its experience, as well as its perception of expected future developments and other factors that it believes are appropriate under the circumstances. Forward-looking statements are necessarily estimates reflecting the judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include those associated with (i) the timing, form, and operational effects of our development activities, (ii) our ability to raise in place rents to existing market rents and to maintain or increase occupancy levels, (iii) fluctuations in market rents, (iv) the effects of inflation and higher interest rates on our operations and profitability and (v) general economic, market and other conditions. Additional important factors that could cause our actual results to differ materially from our expectations are discussed under the “Item 1A—Risk Factors.” The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements expressed or implied in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements expressed or implied herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made, except as may be required by applicable securities laws.

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

PART I

Item 1. Business
Business Overview
Creative Media & Community Trust Corporation (formerly known as CIM Commercial Trust Corporation) and its subsidiaries (which may be referred to in this Annual Report on Form 10-K as “we,” “us,” “our,” “our company” or the “Company”) are operated by affiliates of CIM Group, L.P. (“CIM Group” or “CIM”). CIM is a vertically-integrated community-focused real estate and infrastructure owner, operator, lender and developer. CIM is headquartered in Los Angeles, CA, with offices in Atlanta, GA, Chicago, IL, Dallas, TX, London, UK, New York, NY, Orlando, FL, Phoenix, AZ, and Tokyo, Japan. CIM also maintains additional offices across the United States, as well as in Korea and Hong Kong to support its platform. See the sections “Overview and History of CIM Group”, “CIM Urban Partnership Agreement” and “Investment Management Agreement” in “Item 1—Business” of this Annual Report on Form 10-K.
Creative Media & Community Trust Corporation is a Maryland corporation and REIT. We primarily acquire, develop, own and operate both premier multifamily properties situated in vibrant communities throughout the United States and Class A and creative office real assets in markets with similar business and employment characteristics to our multifamily investments. All of our real estate assets are and will generally be located in communities qualified by CIM Group as described further below. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, positive population trends and a propensity for growth. We believe that the critical mass of redevelopment in such areas enhances the value of real estate assets in the area. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the population growth, public commitment and significant private investment that characterize these areas.
Our current reportable segments during the years ended December 31, 2022 and 2021 consist of two types of commercial real estate properties, namely office and hotel, as well as a segment for our lending business. As of December 31, 2022, our real estate portfolio consisted of 19 assets, all of which were fee-simple properties, including one office property which we own through our investment in an unconsolidated joint venture (the “Unconsolidated Joint Venture”). As of December 31, 2022, our 13 office properties, totaling approximately 1.3 million rentable square feet, were 81.7% occupied and our one hotel with an ancillary parking garage, which has a total of 503 rooms, had RevPAR of $126.19 for the year ended December 31, 2022. Additionally, as of December 31, 2022, we had four development sites (with one being used as a parking lot). For the year ended December 31, 2022, our office portfolio contributed approximately 54.8% of revenue from our three segments on a combined basis, while our hotel segment contributed approximately 34.6%, and our lending segment contributed approximately 10.6%.
Strategy
We are a Maryland corporation and REIT. Our portfolio of investments currently consists of premier multifamily, Class A and creative office real assets in vibrant and improving metropolitan communities throughout the United States. We also own one hotel in northern California and a lending platform that originates loans under the Small Business Administration (“SBA”) 7(a) loan program. We seek to apply the expertise of CIM Group to the acquisition, development and operation of premier multifamily properties situated in vibrant communities throughout the United States. We also seek to acquire, develop and operate creative office assets that cater to rapidly growing industries such as technology, media and entertainment in markets with similar business and employment characteristics to our multifamily investments. All of our multifamily and creative office assets are and will generally be located in communities qualified by CIM Group as described further below. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, positive population trends and a propensity for growth. We believe that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of real estate assets in the area. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the population growth, public commitment and significant private investment that characterize these areas.
Our investments in multifamily and creative office assets may take different forms, including direct equity or preferred investments, real estate development activities, side-by-side investments or co-investments with vehicles managed or owned by CIM Group and/or originating loans that are secured directly or indirectly by properties primarily located in qualified communities (“Qualified Communities”) that meet our strategy. Further, we leverage the investor relationships of CIM Group to execute on our investment pipeline using an asset-light approach for certain of our investments. Under this approach, we co-invest with one or more third parties on an asset-level by raising capital from such third parties, maintain an economic interest in the asset and, in some cases, earn a management fee and a percentage of the profits. We believe this is a compelling model that is expected to contribute to strong returns on invested capital while reducing risk by reducing our capital outlay.

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
CIM Group seeks to maximize the value of its holdings through active onsite property management and leasing. CIM Group has extensive in-house research, acquisition, credit analysis, development, finance, leasing and onsite property management capabilities, which leverage its deep understanding of metropolitan communities to position properties for multiple uses and to maximize operating income. As a vertically-integrated owner and operator, CIM Group has in-house onsite property management and leasing capabilities. Property managers prepare annual capital and operating budgets and monthly operating reports, monitor results and oversee vendor services, maintenance and capital improvement schedules. In addition, they ensure that revenue objectives are met, lease terms are followed, receivables are collected, preventative maintenance programs are implemented, vendors are evaluated and expenses are controlled. In addition, CIM Group’s real assets management committee (the “Real Assets Management Committee”) reviews and approves strategic decisions related to financing strategies and hold/sell analyses and performance tracking relative to the overall business plan. CIM Group’s organizational structure provides for continuity through multi-disciplinary teams responsible for an asset from the time of the original investment recommendation, through the implementation of the asset’s business plan, and any repositions or ultimate disposition activities.
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
Vertically-Integrated Organization and Team

CIM Group is managed by its senior management team, which includes all of its Principals and its three founders, Shaul Kuba, Richard Ressler and Avraham Shemesh. CIM Group is vertically-integrated and organized into the following functional groups: Real Asset Services (which includes Development, Onsite Property Management, Commercial Leasing and Hospitality Services), Real Asset Management (which includes Investments, Portfolio Oversight, Capital Markets, Partner & Co-Investor Relations) and Shared Services (which includes Human Resources, Compliance, Operations, Legal and Finance). CIM also has an internal audit team that sits within the Operations department.

To support CIM Group’s organic growth and related platforms, CIM Group has invested substantial time and resources in building a strong and integrated team of over 1,000 employees and more than 600 professionals as of December 31, 2022. Each of the CIM Group’s vertically-integrated departments is managed by a senior level executive. Department heads have been with CIM Group on average 15 or more years. In addition to developing a core team of principals and other senior level executives, CIM Group has proactively managed its growth through career development and mentoring at both the mid and junior staffing levels, and has hired ahead of its needs, thus ensuring appropriate management and staffing. As part of this initiative, CIM Group has developed a recruiting program that hires from business schools for its associate vice president positions in the Investments team annually. CIM Group seeks to grow organically and develop and train its investment professionals to progress into senior management roles. It has been CIM Group’s practice to grow talent within the company to promotion to principal, rather than to hire from the outside. As a result, CIM has an extremely high retention rate of senior investment team members who tend to have a long tenure, strong internal network and a track record of success within the organization.
CIM Group leverages the deep operating and industry experience of its principals and professionals, as well as their extensive relationships, to source and execute opportunistic, value add, core, debt, ground-up development and infrastructure acquisitions. Each opportunity is typically overseen by a dedicated Investment team, including an oversight Principal, one Investment lead (vice president level and above), one associate vice president and one associate from the Investments team. The team is assembled based on the expertise needed for the particular transaction. Additionally, the team works closely with staff from other departments, such as Development, Onsite Property Management, Capital Markets, Commercial Leasing, Legal and Finance. The team oversees all aspects of the project from acquisition through disposition of the asset. The team conducts the underwriting and due diligence for the transaction, presents its findings to the Investment Committee for preliminary and final approvals and oversees the project from inception to disposition. As a result, all investment professionals work across a variety of Qualified Communities and CIM Group’s knowledge base is shared across its offices.
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
Risk Management
As part of its risk management strategy, CIM Group continually evaluates our assets and actively manages the risks involved in our business strategies. CIM Group’s Investments and Portfolio Oversight teams share asset management responsibilities, setting the strategy for and monitoring the performance of our assets relative to market and industry benchmarks and internal underwriting assumptions using direct knowledge of local markets provided by CIM Group’s in-house onsite property management, and leasing professionals. In-house onsite property management capabilities include monthly and annual budgeting and reporting as well as vendor services management, property maintenance and capital expenditures management. Property management seeks to ensure that revenue objectives are met, lease terms are followed, receivables are collected, preventative maintenance programs are implemented, vendors are evaluated and expenses are controlled. The Real Assets Management Committee is responsible for overseeing the asset management of CIM’s assets. The Real Assets Management Committee reviews and approves strategic decisions related to financing strategies and hold/sell analyses and tracks performance relative to overall business plan execution. The Real Assets Management Committee is comprised of CIM’s Founding Principals, Chief Compliance Officer, the Head of Portfolio Oversight and is chaired by Richard Ressler. The Real Assets Management Committee meets monthly to review updates across the various strategies. In addition to reviewing specific property-level conditions and recommendations, the Real Assets Management Committee reviews real estate and related capital market conditions, considers current market trends and monitors fund strategies and portfolio composition. The Real Assets Management Committee acts by a majority vote of the members of the Real Assets Management Committee at any meeting at which a quorum (majority of members) is present. The size, composition, and policies of the Real Assets Management Committee may change from time to time.
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
Overview and History of CIM Group
CIM Group was founded in 1994 by Shaul Kuba, Richard Ressler and Avraham Shemesh and has approximately $32.6 billion of assets owned and operated across its vehicles as of September 30, 2022. “Assets owned and operated” represents the aggregate assets owned and operated by CIM on behalf of partners (including where CIM contributes capital alongside for its own account) and co-investors, whether or not CIM has discretion, in each case without duplication. CIM Group’s successful track record is anchored by CIM Group’s community-oriented approach to acquisitions as well as a number of other competitive advantages including its prudent use of leverage, underwriting approach, disciplined capital deployment, vertically-integrated capabilities and strong network of relationships. CIM Group has generated strong risk-adjusted returns across multiple market cycles by focusing on improved asset and community performance, and capitalizing on market inefficiencies and distressed situations.

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
Master Services Agreement
CIM Service Provider, LLC, an affiliate of CIM Group (the “Administrator”) provides, or arranges for other service providers to provide, management and administration services (the “Base Services”) to us and our subsidiaries under the terms of a master services agreement, dated as of March 11, 2014, as amended on May 11, 2020 (the “Master Services Agreement”). Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the Administrator of CIM Urban GP (“Urban GP Administrator”). For fiscal quarters prior to April 1, 2020, we paid to the Administrator, on a quarterly basis, a base service fee (the “Base Service Fee”) of approximately $1.0 million per year (which, for each year after 2014, was subject to an annual escalation by a specified inflation factor beginning on January 1 of each year). On May 11, 2020, the Master Services Agreement was amended to replace the Base Service Fee with an incentive fee (the “Prior Incentive Fee”) pursuant to which the Administrator was entitled to receive, on a quarterly basis, 15.00% of our quarterly core funds from operations in excess of a quarterly threshold equal to 1.75% (i.e., 7.00% on an annualized basis) of our average adjusted common stockholders’ equity

(i.e., common stockholders’ equity plus accumulated depreciation and amortization) for such quarter. The amendment was effective as of April 1, 2020. No Prior Incentive fee was paid in 2020 or 2021. Please see “—Fee Waiver” below for a description of the calculation of the fees to the Administrator since the beginning of 2022.
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
CCO Capital, LLC, a registered broker dealer and under common control with the Operator and the Administrator (“CCO Capital”), became the exclusive dealer manager for the Company’s public offering of the Series A Preferred Stock effective as of May 31, 2019, subsequent to which the Company entered into the Second Amended and Restated Dealer Manager Agreement, pursuant to which CCO Capital acted as the exclusive dealer manager for the Company’s public offering of its Series A Preferred Stock and Series D Preferred Stock.
On June 16, 2022, the Company entered into the Third Amended and Restated Dealer Manager Agreement, pursuant to which CCO Capital acts as the exclusive dealer manager for the Company’s public offering of its Series A1 Preferred Stock. Thereunder, the Company agreed to compensate CCO Capital, as the dealer manager for the offering, as follows: (1) a dealer manager fee of up to 3.00% of the selling price of each share of Series A1 Preferred Stock sold and (2) selling commissions of up to 7.00% of the selling price of each share of Series A1 Preferred Stock sold. The Company has been informed that CCO Capital generally reallows 100% of the selling commissions on sales of Series A1 Preferred Stock and generally reallows substantially all of the dealer manager fee on sales of Series A1 Preferred Stock to participating broker-dealers. In addition, pursuant to the Third Amended and Restated Dealer Manager Agreement, no longer solicit or make any offers for the sale of shares of Series A Preferred Stock or Series D Preferred Stock.
Lending Segment
Through our loans originated under the SBA 7(a) Program, we are a national lender that primarily originates loans to small businesses. We identify loan origination opportunities through personal contacts, internet referrals, attendance at trade shows and meetings, direct mailings, advertisements in trade publications and other marketing methods. We also generate loans through referrals from real estate and loan brokers, franchise representatives, existing borrowers, lawyers and accountants. In addition, as an SBA 7(a) licensee, we originated loans as an authorized lender under the Paycheck Protection Program (“PPP”). Originations under the PPP have ended and we had no remaining PPP loans outstanding as of December 31, 2022.
The SBA 7(a) Loan Program is the SBA’s most common loan program. The maximum loan amount for an SBA 7(a) loan is $5.0 million. Key eligibility factors are based on what the business does to generate its income, its credit history, and where the business operates. We work with potential borrowers to identify the type of loan that would be appropriate for each such borrower’s needs. Our SBA 7(a) term loans have monthly repayment terms of principal and interest and are originated with variable interest rates based on the prime rate. Most of our SBA 7(a) loans have maturities of approximately 25 years.

While we have focused on originating real estate loans almost exclusively to the limited service and mid-scale hospitality industry, we intend to increase our efforts to originate other real estate collateralized loans. These loans are anticipated to be concentrated in industries in which we previously had positive experiences, including convenience store, RV park and single purpose building owner-occupied restaurant operations and may include owner-occupied industrial operations/warehouse buildings.
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
Tenant Concentration
Kaiser Foundation Health Plan, Incorporated (“Kaiser”), which occupied office space in one of our Oakland, California properties accounted for 29.8% of our annualized rental income for the year ended December 31, 2022. No other tenant accounted for greater than 10.0% of our annualized rental income for the year ended December 31, 2022.
Human Capital
We are operated by affiliates of CIM Group and, as of December 31, 2022, only have five employees. Four of such employees are in our lending segment while one employee spends a substantial portion of the time that he devotes to us on matters relating to the lending segment. We have entered into the Master Services Agreement with the Administrator, an affiliate of CIM Group, pursuant to which the Administrator has agreed to provide, or arrange for other service providers to provide, management and administration services to us and our subsidiaries.
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
Risks Related to Our Organizational Structure
•Provisions of our charter and bylaws and the Maryland General Corporation Law (the “MGCL”) may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.
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
•We may be unable to renew leases or release apartment units as leases expire, or the terms of renewals or new leases may be less favorable than current leases.
•Income from our long-term leases at our office properties is an important source of our cash flow from operations and is subject to risks related to increases in expenses and inflation.

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
•Further increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
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
An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that we believe require remediation. If we discover such weaknesses, we will make efforts to improve our internal controls in a timely manner. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock, or cause us to not meet our reporting obligations, which could affect our ability to maintain our listing of Common Stock on Nasdaq and the TASE. Ineffective internal controls could also cause holders of our securities to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.
The outbreak of a future pandemic could negatively affected and will likely continue to negatively affect our business, financial condition, results of operations and cash flows.
The spread of COVID-19 in the United States and the resulting restrictions on and cancellations of travel, meetings and social gatherings adversely impacted, the operations of our hotel in Sacramento, California in 2021 and part of 2022.
Any future pandemic could also have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:
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
Maryland Statutes. The Maryland Business Combination Act could restrict the power of third parties who acquire, or seek to acquire, control of us without the approval of our Board of Directors to complete mergers and other business combinations even if such transaction would be beneficial to stockholders. “Business combinations” between an “interested stockholder” or an affiliate of an “interested stockholder” and us are prohibited for five years after the most recent date on which the “interested stockholder” becomes an “interested stockholder.” An “interested stockholder” is defined as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock. If our Board of Directors approved in advance the transaction that would otherwise give rise to the acquirer attaining such status of an “interested stockholder”, the acquirer would not become an interested stockholder and, as a result, it could enter into a business combination with us. Our Board of Directors may, however, provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by it. Even after the lapse of the five-year prohibition period, any business combination between us and an interested stockholder must be recommended by our Board of Directors and approved by the affirmative vote of at least:
•80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and
•two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by affiliates and associates thereof.
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
The Maryland Control Share Acquisition Act provides that a holder of control shares of a Maryland corporation acquired in a control share acquisition has no voting rights with respect to the control shares except to the extent approved by a vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquiror, by officers or by employees who are directors of the corporation are excluded from shares entitled to vote on the matter. Control shares are voting shares of stock that, if aggregated with all other shares of stock owned by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power:
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
A person who has made or proposes to make a control share acquisition may compel the Board of Directors of the corporation to call a special meeting of stockholders to be held within 50 days of demand to consider the voting rights of the shares. The right to compel the calling of a special meeting is subject to the satisfaction of certain conditions, including an undertaking to pay the expenses of the meeting. If no request for a meeting is made, the corporation may itself present the question at any stockholders’ meeting.
If voting rights are not approved at the meeting or if the acquiror does not deliver an acquiring person statement as required by the statute, then the corporation may, subject to certain limitations and conditions, redeem for fair value any or all of the control shares, except those for which voting rights have previously been approved. Fair value is determined, without regard to the absence of voting rights for the control shares, as of the date of any meeting of stockholders at which the voting rights of the shares are considered and not approved or, if no meeting is held, as of the date of the last control share acquisition by the acquiror. If voting rights for control shares are approved at a stockholders’ meeting and the acquiror becomes entitled to exercise or direct the exercise of a majority of the voting power, all other stockholders may exercise appraisal rights. The fair value of the shares as determined for purposes of appraisal rights may not be less than the highest price per share paid by the acquiror in the control share acquisition.
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
Restrictions on transfer and ownership of our stock. To assist in maintaining our qualification as a REIT for federal income tax purposes, our charter prohibits any person, unless exempted by our Board of Directors, from acquiring or holding, directly or indirectly, applying attribution rules under the Code, shares of our capital stock in excess of 6.25% in number of shares or value, whichever is more restrictive, of the aggregate of the outstanding shares of our stock or 6.25% of the number of shares or value, whichever is more restrictive, of the outstanding shares of our Common Stock.. Together, these limitations are referred to as the “ownership limit.” Stock acquired or held in violation of the ownership limit will be transferred automatically to a trust for the benefit of a designated charitable beneficiary, and the intended acquirer of the stock in violation of the ownership limit will not be entitled to vote those shares of stock or to receive the economic benefits of owning shares of our stock in excess of the ownership limit. A transfer of shares of our stock to a person who, as a result of the transfer, violates the ownership limit also may be void under certain circumstances.
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
In addition, our charter provides that our directors and officers will not be liable to us or our stockholders for monetary damages unless the director or officer actually received an improper benefit or profit in money, property or services, or is adjudged to be liable to us or our stockholders based on a finding that his or her action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding. Our charter and bylaws also require us, to the maximum extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to any individual who is a present or former director or officer and who is made or threatened to be made a party to, or witness in, the proceeding by reason of his or her service in that capacity or any individual who, while a director or officer and at our request, serves or has served as a director, officer, partner, trustee, member or manager of another corporation, real estate investment trust, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise and who is made or threatened to be made a party to, or witness in, the proceeding by reason of his or her service in that capacity. With the approval of our Board of Directors, we may provide such indemnification and advance for expenses to any individual who served a predecessor of the Company in any of the capacities described above and any employee or agent of the Company or a predecessor of the Company.
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
Real estate assets are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for distributions, as well as the value of our properties. These events include, but are not limited to:
•adverse changes in economic and socioeconomic conditions (including as a result of the emergence of any new pandemic);
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
Because our properties in California represent a significant portion of our portfolio by aggregate net operating income and square feet, we are exposed to greater economic risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in the California economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as natural disasters that occur in these areas (such as earthquakes, floods, fires and other events). In addition, the State of California is regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office and hotel space in California. Any adverse developments in the economy or real estate markets in California, any decrease in demand for office and hotel space resulting from the California regulatory or business environments or any reduced need for apartment units resulting from increased relocation out of California, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
In March 2023, three banks in the United States were placed into receivership by a federal banking regulator. In addition, in late March 2023, a large international financial institution suffering distress was forced by its principal regulator to be acquired by its rival. These events have caused great uncertainty and turmoil in the credit markets globally and may cause financial institutions to reduce their lending, which in turn could adversely affect our ability to access capital markets for our liquidity needs and/or cause our cost of capital to increase.
We will endeavor to limit uninsured deposits that we have with banks. Nevertheless, if a bank in which we hold funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such funds or be subject to a delay in accessing all or a portion of such uninsured funds. In addition, we have undrawn capacities under our credit facility and certain of our mortgages. Any such loss of funds on deposit, lack of access to funds held at banks or inability to borrow from any of our lenders could adversely impact our short-term liquidity and ability to meet our operating expenses or working capital needs.
Tenant concentration increases the risk that cash flow could be interrupted.
We are, and expect that we will continue to be, subject to a degree of tenant concentration at certain of our properties and or across multiple properties. Kaiser, which occupies space in one of our Oakland, California properties, accounted for 29.8% of our annualized rental income for the year ended December 31, 2022. In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at such property or properties were to experience financial weakness or file bankruptcy, it could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
Telecommuting, flexible work schedules, open workspaces and teleconferencing continue to become more common. These practices enable businesses to reduce their space requirements. There is also an increasing trend among some businesses to utilize shared office space and co-working spaces. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations.
We may be unable to renew leases or lease vacant office space.
As of December 31, 2022, 15.5% of the rentable square footage of our office portfolio was available for lease, and 11.2% of the occupied square footage of such office properties was scheduled to expire in 2023. The local economic environment may make the renewal of these leases more difficult, or renewal may occur at rental rates equal to or below existing rental rates. As a result, portions of our office properties may remain vacant for extended periods of time. In addition, we may have to offer substantial rent abatements, tenant improvements, concessions, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. The factors described above could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
Our hotel operations are sensitive to the willingness and ability of our guests to travel. The outbreak of highly infectious, contagious or widespread diseases or global health emergencies will likely cause decreases in both discretionary and business travel and reduce the number of guests that visit our hotel. The degree of any decrease in travel will likely be worsened in the event such a disease causes a disruption in air or other forms of travel used by guests of our hotel. In the event a person having such a disease visits or works at our hotel, the operations at our hotel will likely be disrupted. For example, the spread of COVID-19 in the United States and the resulting restrictions on and cancellations of travel, meetings and social gatherings negatively impacted the operations of our hotel in Sacramento, California in 2021 and part of 2022.
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

We may be unable to renew leases or release apartment units as leases expire, or the terms of renewals or new leases may be less favorable than current leases.
When residents decide to leave our apartments, whether because their leases are not renewed or they leave prior to their lease expiration date, we may not be able to release their apartment units. Even if leases are renewed or we can release the apartment units, the terms of renewal or reletting may be less favorable than current lease terms. Furthermore, because our apartment leases generally have initial terms of 12 months or less, our rental revenues at our multifamily properties are impacted by declines in market rents more quickly than if our leases were for longer terms. If we are unable to promptly renew the leases or release apartment units, or if the rental rates upon renewal or releasing are lower than expected rates, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock could be adversely affected.
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
We routinely evaluate our assets for impairment indicators (we recorded no impairment of long-lived assets for the years ended December 31, 2022 and 2021). The judgment regarding the existence and magnitude of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. If we determine that an impairment has occurred, we will be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements.
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
We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions or high inflation.
Real estate assets are, in general, relatively illiquid and may become even more illiquid during periods of economic downturn. As a result, we may not be able to sell our properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. In addition, certain significant expenditures generally do not change in response to economic or other conditions, including debt service obligations, real estate taxes, and operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings.In addition, historically, during periods of increasing interest rates, real estate valuations have generally decreased as a result of rising capitalization rates, which tend to be positively correlated with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our portfolio as well as lower sales proceeds from future dispositions. Accordingly, we may be unable to adjust our portfolio promptly in response to economic, market or other conditions, which could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, capital expenditures, refinancing of indebtedness, SBA 7(a) loan originations, paying distributions on our Preferred Stock or any other preferred stock we may issue, any future repurchase and or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock), and distributions on our Common Stock. We are also in the process of converting part of an office property that we own from office to multifamily. We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through one or more of the following methods: (i) offerings of shares of Common Stock, Preferred Stock or other equity and or debt securities of the

Company; (ii) credit facilities and term loans; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (iv) the sale of existing assets; and or (v) cash flows from operations. These sources of funding may not be available on attractive terms or at all. If we cannot obtain additional funding for our long-term liquidity needs, our assets may generate lower cash flow or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so and could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
Income from our long-term leases at our office properties is an important source of our cash flow from operations and is subject to risks related to increases in expenses and inflation.
We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases at our office properties is an important source of our cash flow from operations. Leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock could be materially adversely affected.
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
Continued deterioration of domestic or international financial markets could impact the availability of credit or contribute to rising costs of obtaining credit and therefore, could have the potential to adversely affect the value of our assets, the availability or the terms of financing, our ability to make principal and interest payments on, or refinance, any indebtedness and or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy their obligations, including the payment of rent, under existing leases. The market environment also could affect our operating results and financial condition as follows:
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
Proposition ULA may reduce the proceeds that we will receive when we sell our Los Angeles properties.
In the November 8, 2022 general election, voters approved a City of Los Angeles ballot measure called Proposition ULA. Effective April 1, 2023, the measure will increase transfer tax rates in the City of Los Angeles on real estate sales valued at $5 million or more. Specifically, the new rate will be 4% for properties valued at $5 million or more and 5.5% for properties valued at more than $10 million. As many of our properties are located in the City of Los Angeles, Proposition ULA may reduce the amount of proceeds that we will receive when we sell our Los Angeles properties. This in turn may reduce our profitability, make our properties located in the City of Los Angeles less attractive than properties located elsewhere, and make us less competitive than REITs that do not have properties in the City of Los Angeles.
We face risks associated with development, redevelopment, repositioning or construction of real estate projects.
We expect to engage in development, redevelopment, repositioning or construction of real estate projects, including, without limitation, deploying capital in unimproved real properties, and will therefore face significant risks relating to such activities. We must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate or we may pay too much for a property, our return on our assets could suffer. We may abandon any of these activities after we begin to explore them and as a result we may lose deposits or fail to recover expenses already incurred. We may be unable to proceed with these activities because we cannot obtain financing on favorable terms or at all. We may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon or substantially alter our plan for a project. We may incur construction costs for a development project that exceed our original estimates due to increases in interest rates, which is the economic environment that we expect to continue to face in 2023, increased materials, labor, leasing or other costs, material shortages or supply chain delays, all of which are more likely in the current inflationary environment, or unanticipated technical difficulties, which could make completion of the project less profitable because market rents may not increase sufficiently to compensate for the increase in construction costs. We may even suspend development projects after construction has begun due to changes in economic conditions or other factors, and this may result in the write-off of costs, payment of additional costs or increases in overall costs when the development project is restarted. In addition, we will be subject to normal lease-up risks relating to newly constructed projects.
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
Our multifamily portfolio competes with numerous housing alternatives in attracting residents. These alternatives include other multifamily properties, condominiums, single-family homes, third-party providers of short-term rentals and serviced apartments that are available for rent or purchase.
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
Compliance with the ADA and fire, safety and other regulations may require us to make unanticipated expenditures and/or increase our operating costs that could significantly reduce the cash available for distributions on our Common Stock or Preferred Stock.
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
Further, existing and future rent control or rent stabilization laws and regulations, along with similar laws and regulations that expand tenants’ rights or impose additional costs on landlords, may reduce rental revenues or increase operating costs on our multifamily portfolio. Such laws and regulations limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could reduce the value of our multifamily portfolio or make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with our investment in our multifamily portfolio, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from our multifamily portfolio. As a result, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock could be materially adversely affected.
Inflation may adversely affect our real estate operations
Inflation increased substantially in 2022 and inflation may continue to remain high in 2023 relative to historical levels. Inflation has caused and will likely continue to cause our construction costs, maintenances costs, operating and general and administrative expenses and interest expenses to rise, which in turn could materially adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock. See “We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions or high inflation,” “--Income from our long-term leases at our office properties is an important source of our cash flow from operations and is subject to risks related to increases in expenses and inflation,” ‘--We face risks associated with development, redevelopment, repositioning or construction of real estate projects,” “--High interest rates may make it difficult for us to finance or refinance assets, which could reduce the number of properties we can acquire and the amount of cash distributions we can make” and “--Supply chain disruption and increased costs in labor and materials may adversely affect our real estate operations.”
Supply chain disruption and increased costs in labor and materials may adversely affect our real estate operations
The construction and building industry, similar to many other industries, has been experiencing worldwide supply chain disruptions due to a multitude of factors that are beyond our control, including, without limitation, the war between Russia and Ukraine. Materials, parts and labor have also increased in cost over the past year or more, sometimes significantly and over a short period of time. This could impact our ability to timely deliver spaces to tenants or complete tenant buildout or complete redevelopment or development projects. In addition, we may incur costs in the process that exceeds our original estimates due to increased costs for materials or labor or other costs that are unexpected. All of these occurrences could affect our ability to achieve the expected value of a lease, redevelopment or development, thereby adversely affecting our profitability.
Our participation in co-investments may subject us to risks that otherwise may not be present in other real estate assets.
We have entered into, and expect to continue to enter into, co-investments with respect to a portion of the properties we acquire. Co-investments involve risks generally not otherwise present with an investment in other real estate assets, such as the following:
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
The capital and credit markets have experienced volatility and disruption as a result of the sharp rise in interest rate as a result of the Federal Reserve’s attempt to combat inflation. We believe that such volatility and disruption are likely to continue into the foreseeable future. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital. Our access to capital will depend upon a number of factors, including:
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
The Federal Reserve has indicated that it will continue to raise interest rates in 2023 to combat inflation. If interest rates remain at an elevated level because of the Federal Reserve’s attempt to combat inflation, we run the risk of being unable to finance or refinance our assets on favorable terms or at all. If interest rates are high, when we desire to mortgage our assets or when existing loans come due and the assets need to be refinanced, we may not be able to, or may choose not to, finance the assets and we would be required to use cash to purchase or repay outstanding obligations. Our inability to use debt to finance or refinance our assets could reduce the number of assets we can acquire, which could reduce our operating cash flow and the amount of cash distributions we can make on our Common Stock or Preferred Stock. Higher costs of capital also could negatively impact our operating cash flow and returns on our assets.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
We have incurred indebtedness, and in the future may incur additional indebtedness, that bears interest at a variable rate. A continued high or increasing interest rate environment, which is the economic environment that the Company expects to face in 2023, will result in increases in the variable rate component of our indebtedness. As of December 31, 2022, we have $56.2 million outstanding under the 2022 credit facility and $27.1 million outstanding under our junior subordinated notes, all of which bear interest at a variable rate. We have not hedged our interest rate with respect to variable rate indebtedness. As a result, increases in interest rates will increase the amounts payable under such indebtedness, which will reduce our operating cash flows and could materially adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock. In addition, if our existing indebtedness matures or otherwise becomes payable during a period of rising interest rates, we could be required to liquidate one or more of our assets at times that may prevent realization of the maximum return on such assets.

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
When LIBOR is discontinued, the interest rate for any of our indebtedness that is indexed to LIBOR at the time of discontinuation will be based on a replacement rate or an alternate base rate as specified in the applicable documentation governing such indebtedness or as otherwise agreed by us and the applicable lender. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuance. For instance, as of December 31, 2022, we had $27.1 million of junior subordinated notes that were indexed to LIBOR. The full impact of the expected transition away from LIBOR is unclear, but these changes could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

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
•adverse changes in governmental rules and fiscal policies; acts of God, including earthquakes, hurricanes, fires and other natural disasters; pandemic outbreaks and other global health emergencies; disruptive global political events, including terrorist activity and war (including the war between Russia and Ukraine, which has led to disruption, instability and volatility in global markets and industries); or a decrease in the availability of or an increase in the cost of insurance;
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
A majority of our revenue from the lending operations is generated from loans collateralized by hospitality properties. As of December 31, 2022, our loans subject to credit risk were 99.9% concentrated in the hospitality industry. Any factors that negatively impact the hospitality industry, including the outbreak of pandemic, recessions, severe weather events (such as hurricanes, blizzards, floods, etc.), depressed commercial real estate markets, travel restrictions, bankruptcies or other political or geopolitical events or the introduction of new concepts and products such as Airbnb®, Homeaway® and VRBO®, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
Our loans originated pursuant to the SBA 7(a) Program are collateralized by income-producing properties and typically have personal guarantees. These loans are predominantly to operators of limited service hospitality properties. As a result, these operators are subject to risks associated with the hospitality industry, including the outbreak of pandemic, recessions, severe weather events, depressed commercial real estate markets, travel restrictions, bankruptcies or other political or geopolitical events.
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
If our lending operation fails to comply with SBA regulations in connection with the origination, servicing, or liquidation of an SBA 7(a) loan, liability on the SBA guaranty, in whole or part, could be transferred back to our lending operations.
Many of the loans originated by our lending operations are under the auspices of the SBA 7(a) program. If we fail to comply with SBA’s regulations in connection with the origination, servicing, or liquidation of an SBA 7(a) loan, the SBA may be released from liability on its guaranty of a 7(a) loan, and may refuse to honor a guaranty purchase request in full (referred to by SBA as a “denial”) or in part (referred to by SBA as a “repair”), or recover all or part of the funds already paid in connection with a guaranty purchase. In the event of a repair or denial, liability on the SBA guaranty, in whole or part, would be transferred back to our lending operations, which in turn could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
Our TRSs are subject to normal corporate income taxes. We continuously monitor the value of our investments in TRSs for the purpose of ensuring compliance with the rule that no more than 20% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). The aggregate value of our TRS stock and securities was less than 20% of the value of our total assets (including our TRS stock and securities) as of December 31, 2022. In addition, we scrutinize all of our transactions with our TRSs for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. There are no distribution requirements applicable to the TRSs and after-tax earnings may be retained. There can be no assurance, however, that we will be able to comply with the 20% limitation on ownership of TRS stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s-length transactions.
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

Risks Related to Our Common Stock and Preferred Stock
There is no public market for our Preferred Stock, and we do not expect any such market to develop.
There is no public market for our Preferred Stock, and we currently have no plan to list any of these securities on a securities exchange or to include any of these shares for quotation on any national securities market. Additionally, our charter contains restrictions on the ownership and transfer of our securities, and these restrictions may inhibit your ability to sell our Preferred Stock promptly or at all. If you are able to sell shares of our Preferred Stock, you may only be able to sell them at a substantial discount from the price you paid. Therefore, you should purchase our Preferred Stock only as a long term investment.
None of our Preferred Stock has been rated.
We have not obtained, and currently do not intend to obtain, a rating for the Series A1 Preferred Stock, Series A Preferred Stock or Series D Preferred Stock, and it is likely that none of such Preferred Stock will ever be rated. No assurance can be given, however, that one or more rating agencies will not independently determine to issue such a rating or that we will not elect in the future to obtain such a rating. Such a rating, if issued, may adversely affect the market price and or liquidity of our Preferred Stock. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on negative outlook or withdrawn entirely at the discretion of the issuing rating agency if, in its judgment, circumstances so warrant. While ratings do not reflect market prices or the suitability of a security for a particular investor, such downward revision or withdrawal of a rating could have an adverse effect on the market price and or liquidity of our Preferred Stock.
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
Changes in market conditions could adversely affect the market prices of our Common Stock.
The market value of our Common Stock, as with other publicly traded equity securities, will depend on various market conditions, which may change from time to time. In addition to the economic environment and future volatility in the securities and credit markets in general, the market conditions described in the risk factor “We intend to rely in part on external sources of capital to fund future capital needs and, if we encounter difficulty in obtaining such capital, we may not be able to meet maturing obligations or make additional acquisitions” may affect the value of our Common Stock.
The market value of our Common Stock is based, among other things, upon the market’s perception of our growth potential and our current and potential future earnings and cash dividends and our capital structure. Consequently, our Common Stock may trade at prices that are higher or lower than our NAV per share of Common Stock. If our future earnings or cash distributions are less than expected, the market prices of our Common Stock could decline.
Further, increases in interest rates, which are expected to continue during 2023, may result in a decline in the market price of our Common Stock. We believe that one of the factors that will influence the market price of our Common Stock will be the distribution yield on the Common Stock (as a percentage of the market price of our Common Stock) relative to market interest rates.
An increase in market interest rates may lead potential purchasers of our Common Stock to seek a higher annual dividend rate from other investments. Potential purchasers of our Common Stock may expect a higher distribution rate on their investment. Higher market interest rates would not, however, result in more funds for us to pay distributions and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distributions. Thus, higher market interest rates could cause the market price of our Common Stock to decline.
Our Common Stock ranks, with respect to dividends, junior to our Preferred Stock.
The rights of the holders of shares of our Common Stock to receive dividends rank junior to those of the holders of shares of our Preferred Stock.

Unless full cumulative dividends on shares of our Preferred Stock for all past dividend periods have been declared and paid (or set apart for payment), we will not declare or pay dividends with respect to any shares of our Common Stock for any period.
Our Common Stock ranks, with respect to rights upon liquidation, dissolution or winding up of the Company, junior to the Preferred Stock.
Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Preferred Stock are entitled to receive a liquidation preference equal to the applicable stated values of such shares, plus all accrued but unpaid dividends on such shares, prior and in preference to any distribution to the holders of shares of our Common Stock. The stated value of the Series A Preferred Stock is $25.00 per share, subject to adjustment (the “Series A Preferred Stock Stated Value”), the stated value of the Series A1 Preferred Stock is $25.00 per share, subject to adjustment (the “Series A1 Preferred Stock Stated Value”) and the stated value of the Series D Preferred Stock is $25.00 per share, subject to adjustment (the “Series D Preferred Stock Stated Value”).
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
The redemption price of shares of Preferred Stock may be paid, in our sole discretion in cash or in shares of Common Stock, which ranks junior to our Preferred Stock.
We have the right, at our option and in our sole discretion, to pay the redemption price of shares of Preferred Stock, whether redeemed at our option or at the option of a holder, in cash or in shares of Common Stock. The redemption price of shares of Preferred Stock may be paid, in our sole discretion, in cash in U.S. dollars (“USD”) or in equal value through the issuance of shares of Common Stock, based on the volume‑weighted average price of our Common Stock for the 20 trading days prior to the redemption.
The rights of the holders of shares of our Common Stock as to distributions rank junior to the rights of the holders of shares of our Preferred Stock. Unless full cumulative dividends on shares of our Preferred Stock for all past dividend periods have been declared and paid (or set apart for payment), we will not declare or pay dividends with respect to any shares of our Common Stock for any period.
The rights of the holders of shares of our Common Stock upon any voluntary or involuntary liquidation, dissolution or winding-up of the Company also rank junior to the rights of the holders of our Preferred Stock.
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
The terms of our Preferred Stock do not contain any financial covenants.
The terms of our Preferred Stock do not limit our ability to incur indebtedness or make distributions or contain any other restrictive financial covenants. The Preferred Stock ranks subordinate to all of our existing and future debt and liabilities. Our future debt agreements may restrict our ability to pay distributions to preferred stockholders or to redeem shares of preferred stock in the event of a default under such debt agreements or in other circumstances. In addition, while our Preferred Stock ranks senior to our Common Stock with respect to payment of dividends and distributions upon liquidation, dissolution or winding-up, we are allowed to pay dividends on our Common Stock so long as we are current in the payment of dividends on shares of our Preferred Stock. Further, the terms of our Preferred Stock do not restrict our ability to repurchase shares of our Common Stock so long as we are current in the payment of dividends on shares of our Preferred Stock. Such dividends on or repurchases of our Common Stock may reduce the amount of cash on hand to pay the redemption price of our Preferred Stock in cash (if we so choose).

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
Our charter also authorizes our Board of Directors, without stockholder approval, to classify or reclassify any unissued shares of Common Stock and preferred stock into other classes or series of stock and to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company has authority to issue. Our Board of Directors may, without stockholder approval, designate and issue one or more classes or series of preferred stock in addition to our Preferred Stock and equity or debt securities convertible into preferred stock and to set the voting powers, conversion or other rights, preferences, restrictions, limitations as to dividends or other distributions and qualifications or terms or conditions of redemption of each class or series of shares so issued. If any additional preferred stock is publicly offered, the terms and conditions of such preferred stock (or other equity or debt securities convertible into preferred stock) will be set forth in a registration statement registering the issuance of such preferred stock or equity or debt securities convertible into preferred stock. Because our Board of Directors has the power to establish the preferences and rights of each class or series of preferred stock, it may afford the holders of any class or series of preferred stock preferences, powers, and rights senior to the rights of holders of our Preferred Stock or Common Stock. If we ever create and issue additional preferred stock or equity or debt securities convertible into preferred stock with a distribution preference over our Preferred Stock or Common Stock, payment of any distribution preferences of such new outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our Preferred Stock and Common Stock, as applicable. Further, holders of preferred stock are normally entitled to receive a preference payment if we liquidate, dissolve, or wind up before any payment is made to the holders of our Common Stock, likely reducing the amount the holders of our Common Stock would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of additional preferred stock may delay, prevent, render more difficult or tend to discourage, a merger, tender offer, or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management.
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
The listing of our Common Stock on more than one stock exchange may result in price variations that could adversely affect liquidity of the market for our Common Stock.
Our Common Stock is listed on Nasdaq and the TASE. The dual‑listing of our Common Stock may result in price variations of our securities between the two exchanges due to a number of factors. First, trading in our securities on these markets takes place in different currencies (USD on Nasdaq and ILS on the TASE). In addition, the exchanges are open for trade at different times of the day and on different days. For example, Nasdaq opens generally during U.S. business hours, Monday through Friday, while the TASE opens generally during Israeli business hours, Sunday through Thursday. The two exchanges also observe different public holidays. Differences in the trading schedules, as well as volatility in the exchange rate of the two currencies, among other factors, may result in different trading prices for our Common Stock on the two exchanges. Any decrease in the trading price of our Common Stock in one market could cause a decrease in the trading price of such security on the other market.
The dual-listing may adversely affect liquidity and trading prices for our Common Stock on one or both of the exchanges as a result of circumstances that may be outside of our control. For example, transfers by holders of our securities from trading on one exchange to the other could result in increases or decreases in liquidity and or trading prices on either or both of the exchanges. In addition, holders could seek to sell or buy our Common Stock to take advantage of any price differences between the two markets through a practice referred to as arbitrage. Any arbitrage activity could create unexpected volatility in both the prices of and volumes of our Common Stock available for trading on either exchange.
The existing mechanism for the dual‑listing of securities on Nasdaq and the TASE may be eliminated or otherwise altered such that we may be subject to additional regulatory burden and additional costs.
The existing Israeli regulatory regime provides a mechanism for the dual‑listing of securities traded on Nasdaq and the TASE that does not impose any significant regulatory burden or significant costs on us. If this dual‑listing regime is eliminated or otherwise altered such that we are unable or unwilling to comply with the regulatory requirements, we may incur additional costs and we may consider delisting of our Common Stock from the TASE.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2022, our real estate portfolio consisted of 19 assets, all of which were fee-simple properties, including one office property which we own through our investment in an unconsolidated joint venture (the “Unconsolidated Joint Venture”). As of December 31, 2022, our 13 office properties, totaling approximately 1.3 million rentable square feet, were 81.7% occupied, and our one hotel with an ancillary parking garage, which has a total of 503 rooms, had RevPAR of $126.19 for the year ended December 31, 2022. Additionally, as of December 31, 2022, we had four development sites (with one being used as a parking lot).
Office Portfolio Detail by Classification, Address, Market, and Submarket as of December 31, 2022

Classification / Market / Address	Sub-Market	Rentable Square Feet	% Occupied	% Leased (1)	Annualized Rent (in thousands)	Annualized Rent Per Occupied Square Foot
Consolidated Office Portfolio
Oakland, CA
1 Kaiser Plaza	Lake Merritt	537,811	84.5%	84.5%	$22,936	$50.47
San Francisco, CA
1130 Howard Street	South of Market	21,194	61.1%	61.1%	1,215	93.87
Los Angeles, CA
11620 Wilshire Boulevard	West Los Angeles	196,225	71.8%	77.2%	7,102	50.41
11600 Wilshire Boulevard	West Los Angeles	57,737	85.3%	85.3%	2,867	58.19
9460 Wilshire Boulevard	Beverly Hills	97,655	69.3%	91.0%	7,351	108.58
4750 Wilshire Boulevard (2)	Mid-Wilshire	30,335	100.0%	100.0%	1,573	51.85
8944 Lindblade Street (3)	West Los Angeles	7,980	100.0%	100.0%	538	67.42
8960 & 8966 Washington Boulevard (3)	West Los Angeles	24,448	100.0%	100.0%	1,442	58.98
1037 N Sycamore Avenue	Hollywood	5,031	100.0%	100.0%	281	55.85
Austin, TX
3601 S Congress Avenue (4)	South	228,198	86.4%	86.4%	9,630	48.84
1021 E 7th Street	East	11,180	100.0%	100.0%	634	56.71
1007 E 7th Street (5)	East	1,352	100.0%	100.0%	46	34.02
Total Consolidated Office Portfolio		1,219,146	82.2%	84.9%	55,615	55.50

Unconsolidated Office Portfolio
Los Angeles, CA
1910 Sunset Boulevard - 44% (6)	Echo Park	100,506	74.8%	80.4%	3,403	45.26
Total Unconsolidated Office Portfolio		100,506	74.8%	80.4%	3,403	45.26

Total Office Portfolio		1,319,652	81.7%	84.5%	59,018	54.75

Total Office Portfolio - CMCT Share of Annualized Rent					57,112

Development Pipeline Properties
Oakland, CA
2 Kaiser Plaza (7)	Lake Merritt	N/A	N/A	N/A	N/A	N/A
Los Angeles, CA
3101 S. Western Avenue (8)	Jefferson Park	N/A	N/A	N/A	N/A	N/A
3022 S. Western Avenue (8)	Jefferson Park	N/A	N/A	N/A	N/A	N/A
3109 S. Western Avenue (9)	Jefferson Park	N/A	N/A	N/A	N/A	N/A
Total Development Pipeline Properties		N/A	N/A	N/A	N/A	N/A

Total Office and Development Portfolio		1,319,652	81.7%	84.5%	$59,018	$54.75

(1)Based on leases signed as of December 31, 2022.
(2)In connection with the 4750 Wilshire Project (as defined later), the Company is no longer classifying approximately 110,000 square feet of vacant space at its property at 4750 Wilshire Boulevard in Los Angeles, California as rentable office square footage as of December 31, 2022. The vacant space will be redeveloped and converted from office space into for-lease multifamily units.
(3)The three buildings making up 8960 & 8966 Washington Boulevard and 8944 Lindblade Street were formerly known as Lindblade Media Center.
(4)3601 S Congress Avenue consists of twelve buildings.
(5)The property is located on a land site of approximately 7,450 square feet. The Company intends to complete pre-development and entitlement work to provide optionality for future development.
(6)CMCT and a CIM-managed separate account purchased the property in February 2022 through a joint venture. CMCT owns approximately 44% of the property. The amounts shown in the table represent 100% of the property.
(7)2 Kaiser Plaza Parking Lot is a 44,642 square foot parcel of land currently being used as a surface parking lot. We are entitled to develop an office building with a maximum of 800,000 rentable square feet. Alternatively, we are also evaluating a multifamily development, which can be constructed by right.
(8)The Company intends to develop a total of approximately 160 residential units across both properties.
(9)The Company intends to redevelop approximately seven commercial units totaling 5,635 rentable square feet and six parking stalls starting in 2024.
Hotel Portfolio Summary as of December 31, 2022

				Revenue Per
			%	Available
Property	Market	Rooms	Occupied (1)	Room
Sheraton Grand Hotel (2)	Sacramento, CA	503	73.0%	$126.19
Total Hotel (1 Property)		503	73.0%	$126.19
Other Ancillary Property within Hotel Portfolio

		Rentable			Annualized
		Square	%	%	Rent (Parking
		Feet	Occupied	Leased	and Retail)
Property	Market	(Retail)	(Retail)	(Retail) (3)	(in thousands)
Sheraton Grand Hotel Parking Garage & Retail	Sacramento, CA	9,453	81.0%	81.0%	$538
Total Ancillary Property (1 Property)		9,453	81.0%	81.0%	$538

(1)Represents trailing 12-month occupancy as of December 31, 2022, calculated as the number of occupied rooms divided by the number of available rooms.
(2)The Sheraton Grand Hotel is part of the Sheraton franchise and is managed by Sheraton Operating Corporation, a subsidiary of Marriott International, Inc.
(3)Based on leases commenced as of December 31, 2022.

Office Portfolio—Top 5 Tenants by Annualized Rental Revenue as of December 31, 2022

		Credit
		Rating					% of
		(S&P /		Annualized	% of	Rentable	Rentable
		Moody’s /	Lease	Rent	Annualized	Square	Square
Tenant	Property	Fitch)	Expiration	(in thousands)	Rent	Feet	Feet
Kaiser Foundation Health Plan, Inc.	1 Kaiser Plaza	AA- / - / AA-	2025 - 2027(1)	$17,610	29.8%	366,777	27.8%
MUFG Union Bank, N.A.	9460 Wilshire Boulevard	AA- / Aa2 / AA-	2029	3,927	6.7%	27,569	2.1%
F45 Training Holdings, Inc.	3601 S Congress Avenue	- / - / -	2030	2,427	4.1%	44,171	3.3%
3 Arts Entertainment, Inc.	9460 Wilshire Boulevard	- / - / -	2026	2,396	4.1%	27,112	2.1%
Westwood One, Inc.	Lindblade Media Center	- / - / -	2025	1,979	3.4%	32,428	2.5%
Total for Top Five Tenants				28,339	48.1%	498,057	37.8%
All Other Tenants				30,679	51.9%	579,913	43.9%
Vacant				—	—%	241,682	18.3%
Total Office Portfolio				$59,018	100.0%	1,319,652	100.0%

Note: Represents 100% of the consolidated and unconsolidated office portfolios, regardless of our ownership percentage.
(1)From and after February 28, 2023 with respect to the 283,081 rentable square feet expiring in 2025, and February 28, 2025 with respect to the 83,696 rentable square feet expiring in 2027, the tenant has the right to terminate all or any portions of its lease with us, effective as of any date specified by the tenant in a written notice given to us at least 15 months prior to the termination, in each case in exchange for a termination penalty. In each case, the amount of such termination penalty is dependent on a variety of factors, including but not limited to the date of the termination notice, the amount of the square feet to be terminated and the location within the building of the space to be terminated.
Office Portfolio—Diversification by Industry as of December 31, 2022

	Annualized	% of	Rentable
	Rent	Annualized	Square	% of Rentable
Industry	(in thousands)	Rent	Feet	Square Feet
Health Care and Social Assistance	$23,711	40.1%	469,924	35.7%
Professional, Scientific, and Technical Services	8,791	14.8%	142,532	10.8%
Finance and Insurance	5,649	9.5%	58,959	4.5%
Arts, Entertainment, and Recreation	5,584	9.4%	87,506	6.6%
Real Estate and Rental and Leasing	3,792	6.4%	74,439	5.6%
Public Administration	2,281	3.9%	50,073	3.8%
Retail Trade	2,157	3.7%	46,571	3.5%
Information	1,757	3.0%	34,313	2.6%
Other Services (except Public Administration)	1,525	2.6%	31,966	2.4%
Administrative and Support and Waste Management and Remediation Services	744	1.3%	12,585	1.0%
Other	3,027	5.3%	69,102	5.2%
Vacant	—	—%	241,682	18.3%
Total Office	$59,018	100.0%	1,319,652	100.0%

Note: Represents 100% of the consolidated and unconsolidated office portfolios, regardless of our ownership percentage.

Office Portfolio—Lease Expiration as of December 31, 2022

	Square Feet	% of Square	Annualized	% of Annualized	Annualized Rent
Year of Lease	of Expiring	Feet	Rent	Rent	Per Occupied
Expiration	Leases	Expiring	(in thousands)	Expiring	Square Foot
2023 (1)	120,565	11.2%	6,427	10.9%	53.31
2024	98,306	9.1%	4,859	8.2%	49.43
2025	440,772	40.9%	21,923	37.1%	49.74
2026	97,285	9.0%	5,834	9.9%	59.97
2027	133,533	12.4%	7,085	12.1%	53.06
2028	25,699	2.4%	1,903	3.2%	74.05
2029	38,935	3.6%	4,612	7.8%	118.45
2030	77,938	7.2%	4,216	7.1%	54.09
2031	19,092	1.8%	804	1.4%	42.11
Thereafter	25,845	2.4%	1,355	2.3%	52.43
Total Occupied	1,077,970	100.0%	$59,018	100.0%	$54.75
Vacant	241,682
Total Office	1,319,652

Note: Represents 100% of the consolidated and unconsolidated office portfolios, regardless of our ownership percentage.
(1)Includes 16,662 square feet of month-to-month leases as of December 31, 2022.
Property Indebtedness as of December 31, 2022

	Outstanding			Balance Due
	Principal			At Maturity
	Balance	Interest	Maturity	Date
Property	(in thousands)	Rate	Date	(in thousands)
1 Kaiser Plaza	$97,100	4.14%	7/1/2026	$97,100
1910 Sunset Boulevard (2)	23,925	SOFR + 2.95%	9/13/2025	23,925
Total	$121,025			$121,025

(1)Loan is generally not prepayable prior to April 1, 2026.
(2)CMCT and a CIM-managed separate account purchased the property in February 2022 through a joint venture. CMCT owns approximately 44% of the property.
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
On March 22, 2023, there were approximately 357 holders of record of our Common Stock, excluding stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers. The closing price of our Common Stock on March 22, 2023 was $4.30 as reported on Nasdaq.
Approximately 57.3% of shares of our Common Stock as of March 22, 2023 were held by stockholders that are not our affiliates.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2022 with respect to shares of our Common Stock, either under options or in respect of restricted stock awards that may be issued under existing equity compensation plans, all of which have been approved by our stockholders.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of Common Stock remaining available for future issuances under equity compensation plans (all in restricted shares of Common Stock)
Equity incentive plan	—	N/A	18,786
Recent Sales of Unregistered Securities and Use of Proceeds
On December 20, 2022, we issued to the Operator an aggregate of 36,663 shares of our Series A1 Preferred Stock as payment, in lieu of cash, for $916,575 of asset management fees owed to the Operator under the Investment Management Agreement for the third quarter of 2022. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Shares of Series A1 Preferred Stock may be redeemed at our option or at the option of the holder for a redemption price payable in cash or shares of Common Stock as described in Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K.
On December 23, 2022, the Company announced it would redeem all remaining outstanding shares of its Series L Preferred Stock in cash on January 25, 2023 at its stated value of $28.37 per share. The total cost to complete the Series L Redemption, including transaction costs of $93,000 (or $0.03 per share), was $83.8 million. The payment for the Series L Redemption was made on January 25, 2023 as well as the accrued and unpaid dividends on the redeemed shares of Series L Preferred Stock through December 31, 2022 of $1.56 per share (or $4.6 million accrued and unpaid dividends in the aggregate). No additional dividends will be owed on the redeemed shares of Series L Preferred Stock subsequent to December 31, 2022.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section includes many forward-looking statements. For cautions about relying on such forward-looking statements, please see “Forward-Looking Statements” at the beginning of this report immediately prior to “Item 1—Business” in this Annual Report on Form 10-K.
Overview
The following discussion focuses on recent developments expected to have material current and future impacts on the results of our business, trends and uncertainties within our industry and business model that may impact our financial results, our recent results of operations, and our liquidity and capital resources.
You should read the following discussion in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Executive Summary
Business Overview
Creative Media & Community Trust Corporation (formerly known as CIM Commercial Trust Corporation) is a Maryland corporation and REIT. We primarily acquire, develop, own and operate both premier multifamily properties situated in vibrant communities throughout the United States and Class A and creative office real assets in markets with similar business and employment characteristics to our multifamily investments. We seek to apply the expertise of CIM Group to the acquisition, development and operation of premier multifamily properties and creative office assets that cater to rapidly growing industries such as technology, media and entertainment. All of our real estate assets are and will generally be located in communities qualified by CIM Group as described further below. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, positive population trends and a propensity for growth. We believe that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of real estate assets in the area. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the population growth, public commitment and significant private investment that characterize these areas.
CIM is headquartered in Los Angeles, CA, with offices in Atlanta, GA, Chicago, IL, Dallas, TX, London, UK, New York, NY, Orlando, FL, Phoenix, AZ, and Tokyo, Japan. CIM also maintains additional offices across the United States, as well as in Korea and Hong Kong to support its platform.
Properties
As of December 31, 2022, our real estate portfolio consisted of 19 assets, all of which were fee-simple properties, including one office property which we own through our investment in an unconsolidated joint venture (the “Unconsolidated Joint Venture”). As of December 31, 2022, our 13 office properties, totaling approximately 1.3 million rentable square feet, were 81.7% occupied and our one hotel with an ancillary parking garage, which has a total of 503 rooms, had RevPAR of $126.19 for the year ended December 31, 2022. Additionally, as of December 31, 2022, we had four development sites (with one being used as a parking lot).
Rental Rate Trends
Office Statistics:  The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods (includes 100% of our property partially owned through the Unconsolidated Joint Venture):

	As of December 31,
	2022	2021
Occupancy (1)(2)	81.7%	77.7%
Annualized rent per occupied square foot (1)(3)	$54.75	$52.57

(1)The information presented in this table represents historical information as of the date indicated without giving effect to any property sales occurring thereafter.

(2)In connection with the 4750 Wilshire Project (as defined later), the Company is no longer classifying approximately 110,000 square feet of vacant space at its property at 4750 Wilshire Boulevard in Los Angeles, California as rentable office square footage as of December 31, 2022.
(3)Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements, representing lease incentives in the form of free rent, for the years ended December 31, 2022 and 2021 were $2.8 million and $1.5 million, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.
Over the next four quarters, we expect to see expiring cash rents as set forth in the table below (includes 100% of our property partially owned through the Unconsolidated Joint Venture):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2023	2023	2023	2023
Expiring Cash Rents:
Expiring square feet (1)	40,698	34,895	22,033	22,939
Expiring rent per square foot (2)	$56.44	$54.39	$52.69	$46.69

(1)Month-to-month tenants occupying a total of 16,662 square feet are included in the expiring leases in the first quarter listed.
(2)Represents gross monthly base rent, as of December 31, 2022, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.
During the year ended December 31, 2022, we executed leases with terms longer than 12 months totaling 157,102 square feet. The table below sets forth information on certain of our executed leases during the year ended December 31, 2022, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

			New Cash	Expiring Cash
	Number of	Rentable	Rents per Square	Rents per Square
	Leases (1)	Square Feet	Foot (2)	Foot (2)
Twelve Months Ended December 31, 2022	29	106,695	$43.44	$45.13

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

Hotel Statistics:  The following table sets forth the occupancy, ADR and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Year Ended
	December 31,
	2022	2021
Occupancy	73.0%	53.6%
ADR	$172.95	$136.51
RevPAR	$126.19	$73.23
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
Lending Segment
Through our loans originated under the SBA 7(a) Program, we are a national lender that primarily originates loans to small businesses. We identify loan origination opportunities through personal contacts, internet referrals, attendance at trade shows and meetings, direct mailings, advertisements in trade publications and other marketing methods. We also generate loans through referrals from real estate and loan brokers, franchise representatives, existing borrowers, lawyers and accountants. In addition, as an SBA 7(a) licensee, we originated loans as an authorized lender under the Paycheck Protection Program (“PPP”). Originations under the PPP have ended and we had no remaining PPP loans outstanding as of December 31, 2022.
The SBA 7(a) Loan Program is the SBA’s most common loan program. The maximum loan amount for an SBA 7(a) loan is $5.0 million. Key eligibility factors are based on what the business does to generate its income, its credit history, the liquidity of the borrower, size standards and where the business operates. We work with potential borrowers to identity the type of loan that would be appropriate for each such borrower’s needs. Our SBA 7(a) term loans have monthly repayment terms of principal and interest and are originated with variable interest rates based on the prime rate. Most of our SBA 7(a) loans have maturities of approximately 25 years.
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
2022 Results of Operations
Net Income (Loss) and FFO

	Year Ended
	December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Total revenues	$101,906	$90,926	$10,980	12.1%
Total expenses	$94,994	$88,785	$6,209	7.0%
Net income (loss)	$5,945	$(851)	$6,796	—
Net income increased to $5.9 million, or by $6.8 million, for the year ended December 31, 2022, compared to a net loss of $851,000 for the year ended December 31, 2021. The increase was primarily due to an increase of $9.2 million in hotel segment net operating income, a decrease of $5.5 million in asset management and other fees to related parties and a decrease of $1.9 million in provision for income taxes, partially offset by a decrease in lending segment net operating income of $9.3 million.
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
The following table sets forth a historical reconciliation of net income (loss) attributable to common stockholders to FFO attributable to holders of common stockholders:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net loss attributable to common stockholders (1)	$(25,785)	$(19,979)
Depreciation and amortization	20,348	20,112
FFO attributable to common stockholders (1)	$(5,437)	$133

(1)During the years ended December 31, 2022 and 2021, we recognized $13.1 million and $113,000, respectively, of redeemable preferred stock redemptions on our consolidated statements of operations and $19,000 and $253,000 respectively, of redeemable preferred stock deemed dividends on our consolidated statements of operations. Of the $13.1 million of redeemable preferred stock redemptions recognized during the year ended December 31, 2022, $12.7 million resulted from amounts recognized in connection with the Series L Repurchase and Series L Redemption (defined below). Such amounts are included in, and have the effect of increasing, the net loss attributable to common stockholders and FFO attributable to common stockholders, because redeemable preferred stock redemptions are not an adjustment prescribed by NAREIT.
FFO attributable to common stockholders was $(5.4) million for the year ended December 31, 2022, a decrease of $5.6 million compared to $133,000 for the year ended December 31, 2021. The decrease in FFO was primarily attributable to an increase in redeemable preferred stock redemptions of $13.0 million (primarily resulting from $12.7 million recognized in connection with the Series L Repurchase and Series L Redemption during the year ended December 31, 2022) and a decrease in lending segment net operating income of $9.3 million, partially offset by an increase of $9.2 million in hotel segment net operating income, a decrease of $5.5 million in asset management and other fees to related parties and a decrease of $1.9 million in provision for income taxes.

Summary Segment Results
During the years ended December 31, 2022 and 2021, we operated in three segments: office and hotel properties and lending. Set forth and described below are summary segment results for our operating segments.

	Year Ended
	December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Revenues:
Office	$55,928	$53,289	$2,639	5.0%
Hotel	$35,213	$17,849	$17,364	97.3%
Lending	$10,765	$19,787	$(9,022)	(45.6)%

Expenses:
Office	$26,762	$23,778	$2,984	12.5%
Hotel	$24,099	$15,969	$8,130	50.9%
Lending	$4,385	$4,117	$268	6.5%

Income From Unconsolidated Entity
Office	$164	$—	$164	—

Non-Segment Revenue and Expenses:
Interest and other income	$—	$1	$(1)	—
Asset management and other fees to related parties	$(3,570)	$(9,030)	$5,460	(60.5)%
Expense reimbursements to related parties—corporate	$(1,925)	$(2,050)	$125	(6.1)%
Interest expense	$(9,052)	$(9,005)	$(47)	0.5%
General and administrative	$(4,630)	$(4,581)	$(49)	1.1%
Transaction costs	$(223)	$(143)	$(80)	55.9%
Depreciation and amortization	$(20,348)	$(20,112)	$(236)	1.2%
Provision for income taxes	$(1,131)	$(2,992)	$1,861	(62.2)%
Revenues
Office Revenue:  Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue increased by 5.0% to $55.9 million for the year ended December 31, 2022 compared to $53.3 million for the year ended December 31, 2021. The increase is primarily due to increased rental revenues at two office properties in Los Angeles, California, an office property in Beverly Hills, California, and an office property in Austin, Texas, due to higher aggregate rental rates, as well as higher occupancy at the aforementioned Beverly Hills, California property, as compared to the prior year. Additionally, there was an increase in expense reimbursement revenues related to higher operating expenses at an office property in Oakland, California. The aforementioned increases in office revenues were partially offset by a decrease in rental revenues at an office property in San Francisco, California, as a result of lower occupancy at the property.
Hotel Revenue:  Hotel revenue increased by 97.3% to $35.2 million for the year ended December 31, 2022 compared to $17.8 million for the year ended December 31, 2021. The increase is due to increase in occupancy and average daily rate during 2022 as compared to the prior year as a result of the hospitality industry continuing to recover from the impact of COVID-19.
Lending Revenue:  Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue decreased by 45.6% to $10.8 million for the year ended December 31, 2022 compared to $19.8 million for the year ended December 31, 2021. The decrease is primarily due to lower premium income as a result of lower loan sale volume and a reduction in the market premium achieved during the year ended December 31, 2022, compared to the year ended December 31, 2021. The lower loan origination volume was primarily the result of the SBA temporarily increasing the guaranteed percentages of SBA 7(a) loan originations during the comparable period in 2021, while these factors were partially offset by acceleration of income-recognition from any principal discounts recorded on our loans due to increased prepayment. We expect the aforementioned trend to continue into 2023 because of lower loan origination volume from decreased demand for variable rate loans in the current inflationary economic environment, which we believe tends to lead borrowers to seek fixed rate loan products, and lower revenue from servicing assets retained for servicing the government guaranteed portion of our loans due to expected increases in prepayment.
Income From Unconsolidated Entity: Income from our unconsolidated entity included in office segment net operating income was $164,000 for the year ended December 31, 2022. As our investment in the Unconsolidated Joint Venture was made in February 2022, there was no comparable income for the year ended December 31, 2021.
Expenses
Office Expenses:  Office expenses increased by 12.5% to $26.8 million for the year ended December 31, 2022 compared to $23.8 million for the year ended December 31, 2021. The increase is primarily due to an increase in operating expenses at our office property in Oakland, California, primarily as a result of repairs and higher maintenance and utilities expenses (due to increases in usage and rates), as well as an increase in repairs and maintenance, cleaning and utilities expenses at an office property in Austin, Texas. A portion of the aforementioned operating expenses were offset by increases in tenant reimbursement revenues. In addition, office expenses for the year ended December 31, 2021 had been reduced by tax refunds related to prior tax years and adjustments to payroll allocation reimbursements related to certain properties.
Hotel Expenses:  Hotel expenses increased by 50.9% to $24.1 million for the year ended December 31, 2022 compared to $16.0 million for the year ended December 31, 2021, primarily as a result of increased occupancy at the hotel due to the hospitality industry continuing to recover from the impact of COVID-19.
Lending Expenses:  Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related parties. Lending expenses increased by 6.5% to $4.4 million for the year ended December 31, 2022 compared to $4.1 million for the year ended December 31, 2021. The increase was primarily due to an increase interest expense as a result of an increase in interest rates, an increase in provision for loan losses, and an increase in general and administrative expenses, partially offset by a decrease in salaries expenses (due to lower loan origination volume).
Asset Management and Other Fees to Related Parties:  Asset management fees and other fees to related parties, which have not been allocated to our operating segments decreased by 60.5% to $3.6 million for the year ended December 31, 2022 compared to $9.0 million for the year ended December 31, 2021. The decrease was primarily a result of the Fee Waiver which became effective January 1, 2022 and resulted in the new Base Fee calculated at an annual rate of 1% (or 0.25% per quarter) of the average net asset value attributable to common stockholders at the beginning and end of the period. The lower fees also reflect a decrease in the adjusted fair value of the Company’s assets in the year ended December 31, 2022 as compared to the year ended December 31, 2021 due to a decrease in the aggregate fair value of the Company’s investments in real estate resulting from valuation changes at the end of 2021 and 2022.
Expense Reimbursements to Related Parties—Corporate: The Administrator receives reimbursement for performing certain services for the Company and its subsidiaries. Expense reimbursements to related parties—corporate decreased by 6.1% to $1.9 million for the year ended December 31, 2022 compared to $2.1 million for the year ended December 31, 2021, primarily due to reductions in allocated payroll.
Interest Expense:  Interest expense, which has not been allocated to our operating segments, remained consistent at $9.1 million for the year ended December 31, 2022 compared to $9.0 million for the year ended December 31, 2021. This is due to lower average outstanding principal balances on our 2018 and 2022 revolving credit facilities during the year ended December 31, 2022 compared to the year ended December 31, 2021, offset by increases in the LIBOR and SOFR components of interest rates on our variable-rate debt for the year ended December 31, 2022 as compared to the year ended December 31, 2021.
General and Administrative Expenses:  General and administrative expenses, which have not been allocated to our operating segments, were $4.6 million for the year ended December 31, 2022, consistent with $4.6 million for the year ended December 31, 2021.
Transaction Costs:  Transaction costs were $223,000 for the year ended December 31, 2022 compared to $143,000 for the year ended December 31, 2021. The increase is due to an increase in abandoned project costs incurred related to potential real estate transactions in 2022 as compared to the prior period.
Depreciation and Amortization Expense:  Depreciation and amortization expense remained consistent at $20.3 million for the year ended December 31, 2022 compared to $20.1 million for the year ended December 31, 2021.

Provision for Income Taxes: Provision for income taxes decreased by 62.2% to $1.1 million for the year ended December 31, 2022 compared to $3.0 million for the year ended December 31, 2021. The decrease is primarily due to a decrease in taxable income at our taxable REIT subsidiaries, as a result of operations of the lending division during the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Cash Flow Analysis
Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the occupancy and ADR of our hotel, the collectability of rent and recoveries from our tenants, and loan related activity. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities decreased by $13.9 million for the year ended December 31, 2022, as compared to the same period in 2021. The decrease was primarily due to a $10.8 million decrease in net proceeds from sale of guaranteed loans net of loan fundings, held for sale, and a $9.3 million decrease resulting from a higher level of net working capital used compared to the prior period. These were partially offset by an increase in net income of $6.8 million for the year ended December 31, 2022, as compared to the same period in 2021.
Our cash flows from investing activities are primarily related to property acquisitions and dispositions, expenditures for the development or repositioning of properties, capital expenditures and cash flows associated with loans originated at our lending segment.  Net cash used in investing activities increased by $9.6 million to $22.3 million for the year ended December 31, 2022 compared to $12.7 million for the year ended December 31, 2021. The increase in cash used in investing activities was primarily due to our $12.4 million investment in the Unconsolidated Joint Venture, net of distributions, an increase in capital expenditures of $4.8 million and an increase in real estate acquisitions of $7.9 million. Partially offsetting the aforementioned increases in net cash used in investing activities was a $15.4 million decrease in cash used in investing activities related to net loan fundings during the year ended December 31, 2022 as compared to 2021, a year when the SBA temporarily increased guaranteed percentages for SBA 7(a) loan originations and where we were actively lending under the Paycheck Protection Program.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash provided by financing activities for the year ended December 31, 2022 was $13.7 million compared to cash used in financing activities of $43.6 million for the year ended December 31, 2021. The $57.3 million change was due to a $112.4 million increase in proceeds from issuance of preferred stock, net of redemptions, and a $106.0 million increase in net proceeds from debt during the year ended December 31, 2022 compared to the same period in 2021. The aforementioned amounts increasing net cash provided by financing activities were partially offset by a decrease in net proceeds of $76.9 million from issuance of Common Stock related to our rights offering completed in June 2021 as compared to the year ended December 31, 2022 in which the Company repurchased $4.7 million worth of its Common Stock and had no proceeds from Common Stock issuances. Additionally, there was $67.4 million in repurchases of Series L Preferred Stock during the year ended December 31, 2022 and an increase in the payment of preferred stock dividends of $6.3 million.
Liquidity and Capital Resources
General
On a short-term basis, our principal demands for funds will be for the acquisition of assets, development or repositioning of properties, or re-leasing of space in existing properties, capital expenditures, paying interest and principal on current and any future debt financings, SBA 7(a) loan originations, paying distributions on our Preferred Stock and Common Stock and making redemption payments on our Preferred Stock. We may finance our future activities through one or more of the following methods: (i) offerings of shares of Common Stock, preferred stock or other equity and or debt securities of the Company; (ii) credit facilities and term loans; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (iv) the sale of existing assets; (v) partnering with co-investors; and or (vi) cash flows from operations. In December 2022, we completed a refinancing of our 2018 Credit Facility, which was set to mature in October 2023, replacing it with the a new facility (the “2022 Credit Facility”). The 2022 Credit Facility includes a $56.2 million term loan as well as a revolver allowing the Company to borrow up to $150.0 million, both of which are collectively subject to a borrowing base calculation. The 2022 Credit Facility matures in December 2025 and provides for two one-year extension options, subject to certain conditions being satisfied. On December 23, 2022, the Company announced it would redeem all remaining outstanding shares of its Series L Preferred Stock in cash on January 25, 2023 at its stated value of $28.37. The total cost to complete the Series L Redemption, including transaction costs of $93,000 (or $0.03 per share), was $83.8 million. The payment for the Series L Redemption was made on January 25, 2023 as well as the accrued and unpaid dividends on the redeemed shares of Series L Preferred Stock through December 31, 2022 of $1.56 per share (or $4.6 million accrued and unpaid dividends in the aggregate) and was funded by a combination of proceeds from the sale of our Series A1 Preferred Stock, draws on our 2022 Credit Facility, and cash on hand. No additional dividends will be owed on the redeemed shares of Series L Preferred Stock subsequent to December 31, 2022.

Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, or re-leasing of space in existing properties, capital expenditures, paying interest and principal on debt financings, refinancing of indebtedness, SBA 7(a) loan originations, paying distributions on our Preferred Stock or any other preferred stock we may issue, any future repurchase of Common Stock and or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock) and distributions on our Common Stock. Additionally, our outstanding commitments to fund loans were $19.9 million as of December 31, 2022, substantially all of which reflect prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Small Business Loan Program lending. All of these commitments have government guarantees of 75% (as the government guarantee has now reverted to 75% from 90%) and we believe that we will be able to sell the guaranteed portion of these loans in a liquid secondary market upon fully funding these loans. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. Further, we are evaluating renovation of certain areas of our hotel in California and development of our development sites. To the extent we decide to proceed with renovating our hotel, undertaking pre-development work and/or conducting development work on any of our development sites, we will have increased liquidity needs
We intend to convert two out of the three floors of an office building that we own at 4750 Wilshire Boulevard in Los Angeles into for-lease multifamily units (the “4750 Wilshire Project”). As part of our asset-light investment approach, we have secured co-investors who have taken an 80% stake in the property, with us retaining a minority equity interest (the “Co-Investment”), effective February 17, 2023. The total cost of the 4750 Wilshire Project is expected to be approximately $31.0 million, which will be financed by a combination of equity contributions from us and co-investors as well as a mortgage loan from a third-party lender. In connection with the Co-Investment, we have commitments to receive cash proceeds from co-investors, enhancing our liquidity. Further, we expect to earn management fees from co-investors in connection with their co-investment in the 4750 Wilshire Project.
We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of our long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. While we will seek to satisfy such needs through one or more of the methods described in the first paragraph of this section, our ability to take such actions is highly uncertain and cannot be predicted, and could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in “Risk Factors” in “Item 1A—Risk Factors” of this Annual Report on Form 10-K. If we cannot obtain funding for our long-term liquidity needs, our assets may generate lower cash flows or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
Sources and Uses of Funds
Mortgages
We have one mortgage loan agreement with an outstanding balance of $97.1 million as of December 31, 2022.
Revolving Credit Facilities
In October 2018, we entered into the 2018 Revolving Credit Facility that, as amended, allowed us to borrow up to $209.5 million, subject to a borrowing base calculation. The 2018 Revolving Credit Facility was secured by properties in the Company’s real estate portfolio: eight office properties and one hotel property. In December 2022 the Company refinanced its 2018 Credit Facility and replaced it with a new 2022 Credit Facility, entered into with a bank syndicate, that includes a $56.2 million term loan (the “2022 Credit Facility Term Loan”) as well as a revolver allowing the Company to borrow up to $150.0 million (the “2022 Credit Facility Revolver”), both of which are collectively subject to a borrowing base calculation. The 2022 Credit Facility is secured by properties in the Company’s real estate portfolio: six office properties and one hotel property (as well as the hotel’s adjacent parking garage and retail property). The 2022 Credit Facility bears interest at (A) the base rate plus 1.50% or (B) SOFR plus 2.60%. As of December 31, 2022, the variable interest rate was 6.93%. The 2022 Credit Facility Revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The 2022 Credit Facility is guaranteed by the Company and the Company is subject to certain financial maintenance covenants. The 2022 Credit Facility matures in December 2025 and provides for two one-year extension options, subject to certain conditions being satisfied, including providing notice of the election and paying an extension fee of 0.15% of each lender’s commitment being extended on the effective date of such extension. As of March 22, 2023 and December 31,

2022 , $113.2 million and $56.2 million, respectively, was outstanding under the 2022 Credit Facility and approximately $93.0 million and $150.0 million, respectively, was available for future borrowings.
Other Financing Activity
On March 9, 2023, our lending division completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $54.1 million of unguaranteed SBA 7(a) loan-backed notes (with net proceeds of approximately $43.3 million, after payment of fees and expenses in connection with the securitization and the funding of a reserve account and an escrow account). The SBA 7(a) loan-backed notes are collateralized by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2048, with monthly payments due as payments on the collateralized loans are received. The SBA 7(a) loan-backed notes bear interest at a per annum rate equal to the lesser of (i) 30-Day average compounded SOFR plus 2.90% and (ii) prime rate minus 0.35%. The annual interest rate for the first interest payment date shall be 7.40%. We reflect the SBA 7(a) loans receivable as assets on our consolidated balance sheet and the SBA 7(a) loan-backed notes as debt on our consolidated balance sheet.
We have junior subordinated notes with a variable interest rate that resets quarterly based on the three-month LIBOR plus 3.25%, with quarterly interest‑only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at our option. The aggregate principal balance of the junior subordinated notes was $27.1 million as of December 31, 2022.
Securities Offerings
We conducted a continuous public offering of Series A Preferred Stock from October 2016 through January 2020, where one Series A Preferred Warrant was issued along with each issued share of Series A Preferred Stock. During the tenure of the offering, we issued 4,603,287 Series A Preferred Stock and Series A Preferred Warrants and received aggregate net proceeds of $105.2 million after commissions, fees and allocated costs.
The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. At the time of issuance, the exercise price of each Series A Preferred Warrant was equal to a 15.0% premium to the per share estimated NAV of our Common Stock most recently published and designated as the applicable NAV by us at the time of issuance. However, in accordance with the terms of the Series A Preferred Warrants, the exercise price of each Series A Preferred Warrant issued prior to the reverse stock split in 2019 (the “Reverse Stock Split”) was automatically adjusted to reflect the effect of the Reverse Stock Split and, in the discretion of our Board of Directors, the exercise price and the number of shares issuable upon exercise of each Series A Preferred Warrant issued prior to the special dividend in 2019 was adjusted to reflect the effect of the Special Dividend. As of December 31, 2022, there were 3,316,118 Series A Preferred Warrants to purchase 858,208 shares of Common Stock outstanding.
From February 2020 through June 2022, we conducted a continuous public offering of our Series A Preferred Stock and Series D Preferred Stock. In June 2022, we concluded the offering of our Series A Preferred Stock and Series D Preferred Stock and have since conducted a continuous public offering of our Series A1 Preferred Stock of up to approximately $692.3 million. We intend to use the net proceeds from the offerings for general corporate purposes as described under “—Liquidity and Capital Resources—General.” As of December 31, 2022, we had issued 5,766,077 shares of Series A1 Preferred Stock, 8,251,657 shares of Series A Preferred Stock and 56,857 shares of Series D Preferred Stock and received aggregate net proceeds of $318.2 million after commissions, fees and allocated costs.
During the twelve months ended December 31, 2021, we conducted the Rights Offering pursuant to which we issued an aggregate of 8,521,589 shares of Common Stock at a subscription price of $9.25 per share for aggregate gross proceeds of $78.8 million before issuance costs of $1.9 million.
Dividends on and Redemptions of Preferred Stock
Holders of Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends on each share as follows: (1) at the of greater of (i) an annual rate of 6.0% of the Series A1 Preferred Stock Stated Value (i.e., the equivalent of $0.3750 per share per quarter) and (ii) the Federal Funds (Effective) Rate for such quarter and plus 2.5% of the Series A1 Preferred Stock Stated Value divided by four, up to a maximum of 2.5% of the Series A1 Preferred Stock Stated Value per quarter, (2) 5.50% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter) and (3) 5.65% of the Series D Preferred Stock Stated Value (i.e., the equivalent of $0.35313 per share per quarter), respectively. Additionally, holders of our Series L Preferred Stock were entitled to receive cumulative cash dividends on each share of 5.50% of the Series L Preferred Stock Stated Value (i.e., the equivalent of $1.56035 per share per year).

We expect to pay dividends on the Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock in arrears on a monthly basis, unless our results of operations, our general financing conditions, general economic conditions, applicable requirements of the MGCL or other factors make it imprudent to do so. The timing and amount of dividends declared and paid on our Preferred Stock will be determined by our Board of Directors, in its sole discretion, and may vary from time to time.
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
From the date of issuance until the fifth anniversary of the date of issuance, holders of Series A Preferred Stock and Series D Preferred Stock may require us to redeem such shares at a discount to the Series A1 Preferred Stock, Series A Preferred Stated Value and Series D Preferred Stated Value, respectively. From and after the fifth anniversary of the date of original issuance of any share of our Preferred Stock, we generally (subject to certain conditions) have the right (but not the obligation) to redeem, and the holder of such share may require us to redeem, such share at a redemption price equal to 100% of the stated value of such share, plus any accrued but unpaid dividends in respect of such share as of the effective date of the redemption. The redemption price in respect of any share of Preferred Stock, whether redeemed at our option or at the option of a holder, may be paid in cash or in shares of Common Stock in our sole discretion. During the year ended December 31, 2022, we redeemed 561,248 shares of Series A Preferred Stock, 9,930 shares of Series A1 Preferred Stock, and 8,000 of Series D Preferred Stock.
On September 15, 2022, we repurchased 2,435,284 shares of our Series L Preferred Stock in a privately negotiated transaction (the “Series L Repurchase”). The shares were repurchased at a purchase price of $27.40 per share (a 3.4% discount to the stated value of $28.37 per share) plus $1.12 per share of accrued and unpaid dividends (or $2.7 million of accrued and unpaid dividends in aggregate). The total cost to complete the Series L Repurchase, including transactions costs of $700,000, was $70.1 million. In connection with the Series L Repurchase, we recognized redeemable preferred stock redemptions of $4.8 million on our consolidated statement of operations for the year ended December 31, 2022.
As announced on December 23, 2022, the we redeemed all remaining outstanding shares of our Series L Preferred Stock in cash on January 25, 2023 at its stated value of $28.37 (the “Series L Redemption). The total cost to complete the Series L Redemption, including transaction costs of $93,000 (or $0.03 per share), was $83.8 million. In connection with the Series L Redemption, we recognized redeemable preferred stock redemptions of $7.9 million on our consolidated statement of operations for the year ended December 31, 2022. The $7.9 million of redeemable preferred stock redemptions represents the difference between the repurchase price (including $0.03 per share of transaction costs) and the carrying value of the repurchased Series L Preferred Stock (representing the stated value of $28.37 per share reduced by $2.65 per share of stock offering costs). As of December 31, 2022, $83.8 million was recorded in accounts payable and accrued expenses on our consolidated balance sheet in connection with the Series L Redemption. The accrued and unpaid dividends on the redeemed shares of Series L Preferred Stock through December 31, 2022 of $1.56 per share (or $4.6 million accrued and unpaid dividends in the aggregate) were also paid January 25, 2023. No additional dividends will be owed on the redeemed shares of Series L Preferred Stock subsequent to December 31, 2022.
Off Balance Sheet Arrangements
As of December 31, 2022, we did not have any off-balance sheet arrangements.
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
FINRA Estimated Per Share Value
We have prepared an estimate of the per share value of each of our Series A Preferred Stock, Series A1 Preferred Stock and Series D Preferred Stock as of December 31, 2022 in order to assist broker-dealers that are participating in our public offering of Series A1 Preferred Stock and broker-dealers that participated in our public offering of Series A Preferred Stock and Series D Preferred Stock in meeting their obligations under applicable FINRA rules. This estimate utilizes the fair values of our investments in real estate and certain lending assets as well as the carrying amounts of our other assets and liabilities, in each case as of December 31, 2022 (the “Calculated Assets and Liabilities”). Specifically, we divided (i) the fair values of our investments in real estate and certain lending assets and the carrying amounts of our other assets less the carrying amounts of our liabilities, in each case as of December 31, 2022, by (ii) the number of shares of Series A Preferred Stock, Series A1 Preferred Stock and Series D Preferred Stock outstanding as of that date. The fair values of our investments in real estate and certain lending assets were determined with material assistance from third-party appraisal firms engaged to value our investments in real estate and certain lending assets, in each case in accordance with standards set forth by the American Institute of Certified Public Accountants. We believe our methodology of determining the Calculated Assets and Liabilities conforms to standard industry practices and is reasonably designed to ensure it is reliable.
The terms of the Series A Preferred Stock, Series A1 Preferred Stock and Series D Preferred Stock expressly provide that the amount that a holder of Series A Preferred Stock, Series A1 Preferred Stock or Series D Preferred Stock, as the case may be, would be entitled to receive upon the redemption of the Series A Preferred Stock, Series A1 Preferred Stock or Series D Preferred Stock, as the case may be, or our liquidation would be equal to the Series A Preferred Stock Stated Value, Series A1 Preferred Stated Value or Series D Preferred Stock Stated Value, as the case may be, plus, in each case, all accumulated, accrued and unpaid dividends thereon (the “Maximum Value”), subject to any applicable redemption fee in the case of a redemption by such holder. As a result, in no event would a holder of Series A Preferred Stock, Series A1 Preferred Stock or Series D Preferred Stock, as the case may be, be entitled to receive an amount greater than the Maximum Value upon the redemption of such shares or our liquidation. Accordingly, although the estimated value of the Series A Preferred Stock, Series A1 Preferred Stock and Series D Preferred Stock, calculated based on the Calculated Assets and Liabilities as described above, exceeded the Maximum Value, we determined that the estimated value of each of the Series A Preferred Stock, the Series A1 Preferred Stock and Series D Preferred Stock, as of December 31, 2022, was equal to $25.00 per share, plus accrued and unpaid dividends.
Dividends
As of December 31, 2022, there were 5,966,077 and 5,956,147 shares of Series A1 Preferred Stock issued and outstanding, respectively, 8,820,338 and 8,259,090 shares of Series A Preferred Stock issued and outstanding, respectively, 56,857 and 48,857 shares of Series D Preferred Stock issued and outstanding, respectively, and 22,737,853 shares of Common Stock issued and outstanding. Additionally as of December 31, 2021, there were 5,387,160 shares of Series L Preferred Stock outstanding, all of which had been either repurchased during 2022 or reclassified to a liability on our consolidated balance sheet as of December 31, 2022 in connection with the Series L Redemption.
Holders of Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends as follows:

Annual Rate of Dividend (as a % of stated value)
Series A1 Preferred Stock (1)	6.00%
Series A Preferred Stock	5.50%
Series D Preferred Stock	5.65%
Series L Preferred Stock	5.50%

(1)The terms of the Series A1 Preferred Stock provide for cumulative cash dividends (if, as and when authorized by the Board of Directors) on each share of Series A1 Preferred Stock at a quarterly rate of the greater of (i) an annual rate of 6.00% of the Series A1 Stated Value, divided by four (4) and (ii) the Federal Funds (Effective) Rate on the dividend determination date, plus 2.50%, of the Series A1 Stated Value, divided by four (4), up to a maximum of 2.50% of the Series A1 Stated Value per quarter. The annual rate of dividend of the Series A1 Preferred Stock during the first quarter of 2023 is 6.33%.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. As of December 31, 2022 and 2021 (excluding premiums, discounts, and deferred loan costs), $97.1 million (or 52.1%) and $102.1 million (or 50.2%) of our debt, respectively, was fixed rate mortgage loans, and $89.3 million (or 47.9%) and $101.4 million (or 49.8%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding as of December 31, 2022 and 2021, a 50 basis point change in LIBOR and SOFR would result in an annual impact to our earnings of approximately $446,000 and $507,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate.
Item 8. Financial Statements and Supplementary Data
The information required by this Item is incorporated herein by reference to the Financial Statements and Auditors’ Report beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act) at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by us in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on their assessment, management determined that as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Creative Media & Community Trust Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Creative Media & Community Trust Corporation (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 30, 2023, expressed an unqualified opinion on those financial statements.

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

Tempe, Arizona
March 30, 2023

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item regarding our directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2023 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to the registrant’s Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under “Item 1––Business—Available Information.”
Item 11. Executive Compensation
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2023 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2023 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under our equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5—Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2023 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2023 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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
3.  Exhibits
The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

Exhibit No.	Document
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.1(a)	Articles of Amendment (Name Change) (incorporated by reference to Exhibit 3.4 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.1(b)	Articles of Amendment (Reverse Stock Split) (incorporated by reference to Exhibit 3.5 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.1(c)	Articles of Amendment (Par Value Decrease) (incorporated by reference to Exhibit 3.6 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.1(d)	Articles of Amendment (Reverse Stock Split) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2019).
3.1(e)	Articles of Amendment (Par Value Decrease) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2019).
3.1(f)	Articles of Amendment (Name Change) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2022).
3.2	Articles Supplementary, designating the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 27, 2016).
3.3
Amendment No. 1 to the Articles Supplementary, designating the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2020).

3.4	Articles Supplementary, designating the Series D Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2020).
3.5
Articles Supplementary, designating the Series L Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Pre-Effective Amendment No. 4 to the Form S-11 Registration Statement (333-218019) filed with the SEC on November 15, 2017).

3.6	Articles Supplementary, designating the Series A1 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2022).
3.7	Bylaws of Creative Media & Community Trust Corporation (incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2022).
*4.1	Description of Securities of Creative Media & Community Trust Corporation.
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

10.9
Third Amended and Restated Dealer Manager Agreement, dated as of June 16, 2022, by and among Creative Media & Community Trust Corporation, CIM Service Provider, LLC and CCO Capital, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2022).

10.10
Third Amended and Restated Dealer Manager Guaranty, dated as of June 16, 2022, by and among Creative Media & Community Trust Corporation, CIM Service Provider, LLC and CCO Capital, LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2022).

10.11
Second Amended and Restated Agreement of Limited Partnership of CIM Urban Partners, L.P., dated as of December 22, 2005, by and among CIM Urban Partners GP, Inc. and CIM Urban REIT, LLC (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 16, 2015).

10.12
Credit Agreement, dated as of December 16, 2022, by and among certain subsidiary borrowers of Creative Media & Community Trust Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2022).

10.13
Credit Guaranty, dated as of December 16, 2022, by and among certain subsidiary borrowers of Creative Media & Community Trust Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2022).

10.14
Modification Agreement, dated as of September 2, 2020, among certain subsidiary borrowers of CIM Commercial Trust Corporation, each Lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on September 3, 2020).

10.15
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

10.16
Equity Distribution Agreement, dated as of March 16, 2020, by and among CIM Commercial Trust Corporation, CIM Capital, LLC, CIM Service Provider, LLC and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on March 16, 2020).

10.17
Amendment No. 2, dated as of September 22, 2021, to Second Amended and Restated Dealer Manager Agreement, dated as of January 28, 2020, by and among CIM Commercial Trust Corporation, CIM Service Provider, LLC and CCO Capital, LLC (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on 8-K filed with the SEC on September 24, 2021)

10.18
Fee Waiver, dated January 5, 2022, by and among CIM Commercial Trust Corporation, CIM Service Provider, LLC, CIM Capital, LLC, CIM Capital Securities Management, LLC, CIM Capital Controlled Company Management, LLC, CIM Capital RE Debt Management, LLC, CIM Capital Real Property Management, LLC, CIM Urban Partners, L.P., PMC Funding Corp. and PMC Properties, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on January 6, 2023)

10.19
Equity Interest Purchase and Sale Agreement, dated as of January 31, 2023, by and between Jack London Square Development (Oakland) Holdings, LLC and Channel House (Oakland) Owner, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on February 3, 2023)

10.20
Equity Interest Purchase and Sale Agreement, dated as of January 31, 2023, by and between 466 Water Street (Oakland) Holdings, LLC, and Parcel D 466 Water Street (Oakland) Owner, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed with the SEC on February 3, 2023)

10.21
Equity Interest Purchase and Sale Agreement, dated as of January 31, 2023, by and between JLS F-3 (Oakland) Holdings, LLC, and Parcel F-3 (Oakland) Owner, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K filed with the SEC on February 3, 2023)

10.22
Equity Interest Purchase and Sale Agreement, dated as of January 31, 2023, by and between 1100 Clay Venture Holdings, LLC and CMCT 1100 Clay (Oakland) Owner, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on February 29, 2023)

*10.23	Amended And Restated Limited Liability Company Operating Agreement of 4750 Co-Investor, LLC
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Deloitte & Touche, LLP.
*24.1	Powers of Attorney (included on signature page).
*31.1	Section 302 Officer Certification-Chief Executive Officer.
*31.2	Section 302 Officer Certification-Chief Financial Officer.
*32.1	Section 906 Officer Certification-Chief Executive Officer.
*32.2	Section 906 Officer Certification-Chief Financial Officer.

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

Creative Media & Community Trust Corporation

Dated:	March 30, 2023	By:	/s/ DAVID THOMPSON
David Thompson
Chief Executive Officer

Dated:	March 30, 2023	By:	/s/ BARRY N. BERLIN
Barry N. Berlin
Chief Financial Officer

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Thompson and Barry N. Berlin and each of them severally, his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Thompson	Chief Executive Officer (Principal Executive	March 30, 2023
David Thompson	Officer)

/s/ Barry N. Berlin	Chief Financial Officer (Principal Financial	March 30, 2023
Barry N. Berlin	Officer and Principal Accounting Officer)

/s/ Douglas Bech	Director	March 30, 2023
Douglas Bech

/s/ John Hope Bryant	Director	March 30, 2023
John Hope Bryant

/s/ Marcie L. Edwards	Director	March 30, 2023
Marcie L. Edwards

/s/ Shaul Kuba	Director	March 30, 2023
Shaul Kuba

/s/ Richard Ressler	Director	March 30, 2023
Richard Ressler

/s/ Avraham Shemesh	Director	March 30, 2023
Avraham Shemesh

/s/ Elaine Wong	Director	March 30, 2023
Elaine Wong

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Creative Media & Community Trust Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Creative Media & Community Trust Corporation (the "Company") as of December 31, 2022, and 2021, the related consolidated statements of operations, equity and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

The Company’s evaluation of investments in real estate for impairment involves an initial assessment of each real estate asset to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of each investment in real estate is no longer recoverable. Possible indications of impairment may include, but is not limited to, changes in anticipated holding periods, changes in real estate market conditions, property performance, and occupancy, and additional property valuation assumptions including discount and terminal capitalization rates. When events or changes in circumstances exist, the Company evaluates its investment in real estate for impairment by comparing undiscounted future cash flows expected to be generated over the life of each asset to the respective carrying amount. If the carrying amount of an asset exceeds the undiscounted future cash flows, an analysis is performed to determine the fair value of the asset.

The Company makes significant assumptions to evaluate investments in real estate for possible indications of impairment. Changes in these assumptions could have a significant impact on the investment in real estate identified for further analysis. For those investments in real estate where indications of impairment have been identified, the Company makes significant estimates and assumptions to determine whether the undiscounted future cash flows expected to be generated over the life of the asset exceed the carrying amount of the investment in real estate. Management concluded that the carrying value of the assets were recoverable and therefore were not subjected to a discounted cash flow analysis. Estimates and assumptions used for the undiscounted future cash flows of the office property include rental rates, lease-up period, growth rates, holding period, occupancy, capital expenditures and terminal capitalization rates.

We identified the determination of impairment indicators for investments in real estate and certain assumptions used for the undiscounted future cash flows of the properties as a critical audit matter because of (1) the significant assumptions management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of investments in real estate assets may not be recoverable and (2) for those investments in real estate where indications of impairment have been identified, the significant estimates and assumptions management makes to evaluate whether the undiscounted future cash flows expected to be generated over the life of the asset exceed the carrying amount of the property, including those related to rental rates, lease-up period, growth rates, holding period, occupancy, capital expenditures and terminal capitalization rates. This required a high degree of auditor judgment and an increased extent of effort , including the need to involve our fair value specialists, when performing audit procedures to evaluate (1) whether management appropriately identified impairment indicators and (2) the reasonableness of management’s assumptions related to rental rates, lease-up period, growth rates, holding period, occupancy, capital expenditures and terminal capitalization rates for the undiscounted future cash flows analysis.

How the Critical Audit Matter Was Addressed in the Audit

•We tested the effectiveness of controls over (1) management’s identification of possible circumstances that may indicate that the carrying amounts of investments in real estate are no longer recoverable and (2) the undiscounted cash flows, including review of the underlying inputs.
•We evaluated the accuracy, relevance, and completeness of factors utilized in the Company’s qualitative assessment for a sample of properties.
•We performed corroborating inquiries with management, including property accounting, leasing and portfolio oversight to determine whether factors were identified in the current period that may be an impairment indicator, including changes in expected holding periods, and corroborated these inquiries through review of third-party market reports and inspection of meeting minutes of the Board of Directors. In addition, we evaluated whether factors were identified in the current period that may result in a change to assumptions used in the undiscounted cash flow models.
•We evaluated whether the assumptions used in the Company’s undiscounted model relating to rental rates, lease-up period, growth rates, holding period, occupancy, capital expenditures and terminal capitalization rates were consistent with evidence obtained in other areas of the audit.
•For properties in which we identified a change in expected holding period or the property was more likely than not to be disposed, we obtained the Company’s analysis to determine whether the expected proceeds were less than the carrying value.
•With the assistance of our fair value specialists, we evaluated the undiscounted cash flow analysis, including office asset estimates of rental rates, lease-up periods, growth rates, holding period, capital expenditures and terminal capitalization rates by (1) evaluating the source of information and assumptions used by management and (2) testing the mathematical accuracy of the undiscounted cash flow analysis.
•We evaluated the reasonableness of management’s undiscounted cash flow analysis by comparing management’s projections to the Company’s historical results and external market sources.

/s/ Deloitte & Touche LLP

Tempe, Arizona
March 30, 2023

We have served as the Company's auditor since 2020.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
Investments in real estate, net	$502,006	$497,984
Investment in unconsolidated entity	12,381	—
Cash and cash equivalents	46,190	22,311
Restricted cash	11,290	11,340
Loans receivable, net	62,547	73,543
Accounts receivable, net	3,780	3,396
Deferred rent receivable and charges, net	37,543	36,095
Other intangible assets, net	4,461	5,251
Other assets	10,050	10,946
TOTAL ASSETS	$690,248	$660,866
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$184,267	$201,145
Accounts payable and accrued expenses	107,220	26,751
Intangible liabilities, net	20	237
Due to related parties	3,155	4,541
Other liabilities	17,856	16,861
Total liabilities	312,518	249,535
COMMITMENTS AND CONTINGENCIES (Note 14)
REDEEMABLE PREFERRED STOCK: Series A cumulative redeemable preferred stock, $0.001 par value; 35,438,752 and 35,776,705 shares authorized as of December 31, 2022 and December 31, 2021, respectively; 693,741 shares issued and outstanding as of December 31, 2022 and 1,633,965 and 1,631,965 shares issued and outstanding, respectively, as of December 31, 2021; liquidation preference of $25.00 per share, subject to adjustment	15,697	37,782
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 35,438,752 and 35,776,705 shares authorized as of December 31, 2022 and December 31, 2021, respectively; 8,126,597 and 7,565,349 shares issued and outstanding, respectively, as of December 31, 2022 and 6,492,632 and 6,271,337 shares issued and outstanding, respectively, as of December 31, 2021; liquidation preference of $25.00 per share, subject to adjustment	189,048	156,431
Series A1 cumulative redeemable preferred stock, $0.001 par value; 27,990,070 shares authorized; 5,966,077 and 5,956,147 shares issued and outstanding, respectively, as of December 31, 2022 and no shares issued, outstanding, or authorized as of December 31, 2021; liquidation preference of $25.00 per share, subject to adjustment	147,514	—
Series D cumulative redeemable preferred stock, $0.001 par value; 26,992,000 and 32,000,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; 56,857 and 48,857 shares issued and outstanding, respectively, as of December 31, 2022 and 56,857 shares issued and outstanding as of December 31, 2021; liquidation preference of $25.00 per share, subject to adjustment	1,200	1,396
Series L cumulative redeemable preferred stock, $0.001 par value; 919,260 and 6,306,420 shares authorized as of December 31, 2022 and December 31, 2021, respectively; No shares issued and outstanding, respectively, as of December 31, 2022 and 8,080,740 and 5,387,160 shares issued and outstanding as of December 31, 2021; liquidation preference of $28.37 per share, subject to adjustment	—	152,834
Common stock, $0.001 par value; 900,000,000 shares authorized; 22,737,853 and 23,369,331 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	23	24
Additional paid-in capital	861,721	866,746
Distributions in excess of earnings	(837,846)	(804,227)
Total stockholders’ equity	361,660	373,204
Noncontrolling interests	373	345
Total equity	362,033	373,549
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$690,248	$660,866
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021
REVENUES:
Rental and other property income	$56,226	$52,838
Hotel income	33,432	16,722
Interest and other income	12,248	21,366
Total Revenues	101,906	90,926
EXPENSES:
Rental and other property operating	50,526	39,272
Asset management and other fees to related parties	3,570	9,030
Expense reimbursements to related parties—corporate	1,925	2,050
Expense reimbursements to related parties—lending segment	1,929	1,921
Interest	9,604	9,413
General and administrative	6,869	6,844
Transaction costs	223	143
Depreciation and amortization	20,348	20,112
Total Expenses	94,994	88,785
Income from unconsolidated entity	164	—
INCOME BEFORE PROVISION FOR INCOME TAXES	7,076	2,141
Provision for income taxes	1,131	2,992
NET INCOME (LOSS)	5,945	(851)
Net (income) loss attributable to noncontrolling interests	(27)	1
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	5,918	(850)
Redeemable preferred stock dividends declared or accumulated (Note 10)	(18,558)	(18,763)
Redeemable preferred stock deemed dividends (Note 10)	(19)	(253)
Redeemable preferred stock redemptions (Note 10)	(13,126)	(113)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(25,785)	$(19,979)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$(1.11)	$(1.04)
Diluted	$(1.11)	$(1.04)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	23,153	19,187
Diluted	23,154	19,187

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts)

	Years Ended December 31, 2022 and 2021
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

(Continued)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Continued)
(In thousands, except share and per share amounts)

	Years Ended December 31, 2022 and 2021
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2021	23,369,331	$24	11,715,354	$310,661	$866,746	$(804,227)	$373,204	$345	$373,549
Contributions to noncontrolling interests	—	—	—	—	—	—	—	5	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Stock based compensation expense	30,984	—	—	—	202	—	202	—	202
Repurchase of common stock	(662,462)	(1)	—	—	(4,714)	—	(4,715)	—	(4,715)
Common dividends ($0.340 per share)	—	—	—	—	—	(7,838)	(7,838)	—	(7,838)
Issuance of A1 Preferred Stock	—	—	5,966,077	147,761	(12,370)	—	135,391	—	135,391
Redemptions of Series A1 Preferred Stock	—	—	(9,930)	(247)	23	(3)	(227)	—	(227)
Dividends to holders of A1 Preferred Stock ($1.125 per share)	—	—	—	—	—	(2,463)	(2,463)	—	(2,463)
Redemptions of Series D Preferred Stock	—	—	(8,000)	(196)	7	9	(180)	—	(180)
Dividends to holders of Series D Preferred Stock ($1.413 per share)	—	—	—	—	—	(62)	(62)	—	(62)
Repurchase and Redemption of Series L Preferred Stock	—	—	(5,387,160)	(152,834)	14,270	(12,692)	(151,256)	—	(151,256)
Dividends to holders of Series L Preferred Stock ($1.560 per share)	—	—	—	—	—	(7,329)	(7,329)	—	(7,329)
Reclassification of Series A Preferred stock to permanent equity	—	—	1,630,765	40,998	(3,232)	—	37,766	—	37,766
Redeemable Preferred Stock deemed dividends	—	—	—	—	—	(19)	(19)	—	(19)
Redemption of Series A Preferred Stock	—	—	(336,753)	(8,381)	789	(440)	(8,032)	—	(8,032)
Dividends to holders of Series A Preferred Stock ($1.375 per share)	—	—	—	—	—	(8,700)	(8,700)	—	(8,700)
Net income	—	—	—	—	—	5,918	5,918	27	5,945
Balances, December 31, 2022	22,737,853	$23	13,570,353	$337,762	$861,721	$(837,846)	$361,660	$373	$362,033

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,945	$(851)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	20,497	20,188
Amortization of deferred loan costs	1,066	1,068
Amortization of premiums and discounts on debt	48	(61)
Unrealized premium adjustment	1,471	2,930
Amortization of deferred costs and accretion of fees on loans receivable, net	(688)	(622)
Write-offs (recoveries) of uncollectible receivables	259	(82)
Deferred income taxes	(3)	72
Stock-based compensation	202	220
Income from unconsolidated entity	(164)	—
Loans funded, held for sale to secondary market	(30,770)	(96,991)
Proceeds from sale of guaranteed loans	31,943	109,000
Principal collected on loans subject to secured borrowings	692	1,786
Commitment fees remitted and other operating activity	(1,086)	(2,559)
Return on investment from unconsolidated entity	164	—
Changes in operating assets and liabilities:
Accounts receivable	(480)	(1,519)
Other assets	(40)	(1,340)
Accounts payable and accrued expenses	801	2,574
Deferred leasing costs	(2,056)	(1,669)
Other liabilities	995	7,128
Due to related parties	3,614	7,009
Net cash provided by operating activities	32,410	46,281
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,816)	(4,047)
Acquisition of real estate	(10,787)	(2,933)
Investment in unconsolidated entity	(22,652)	—
Return of investment from unconsolidated entity	10,271	—
Loans funded	(9,849)	(36,299)
Principal collected on loans	19,559	30,584
Net cash used in investing activities	(22,274)	(12,695)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of unsecured revolving lines of credit, revolving credit facilities, mortgages payable, term notes and principal on SBA 7(a) loan-backed notes	(182,700)	(157,910)
Proceeds from unsecured revolving lines of credit, revolving credit facilities and term notes	166,230	35,396
Payment of principal on secured borrowings	(692)	(1,786)
Payment of deferred preferred stock offering costs	(1,581)	(1,149)
Payment of deferred costs	(2,928)	(1)
Payment of common dividends	(7,658)	(3,979)
Proceeds from issuance of Common Stock	—	78,825
Payment of Common Stock offering costs	—	(1,900)
Repurchase of Common Stock	(4,715)	—
Net proceeds from issuance of Preferred Stock	148,007	29,829
Payment of preferred stock dividends	(24,327)	(18,045)

(Continued)
CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2022	2021
Repurchase of Series L Preferred Stock	(67,417)	—
Redemption of Preferred Stock	(8,527)	(2,755)
Noncontrolling interests’ distributions	(4)	(118)
Noncontrolling interests’ contributions	5	9
Net cash provided by (used in) financing activities	13,693	(43,584)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	23,829	(9,998)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	33,651	43,649
End of period	$57,480	$33,651
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$46,190	$22,311
Restricted cash	11,290	11,340
Total cash and cash equivalents and restricted cash	$57,480	$33,651
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$8,388	$8,463
Federal income taxes paid	$1,105	$2,900
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures, tenant improvements and real estate developments	$3,859	$2,127
Accrued deferred costs	$22	$—
Accrued preferred stock offering costs	$68	$161
Accrual of dividends payable to preferred stockholders	$6,276	$12,051
Accrual of dividends payable to common stockholders	$1,933	$1,753
Preferred stock offering costs offset against redeemable preferred stock	$2,105	$400
Reclassification of Series A Preferred Stock from temporary equity to permanent equity	$37,766	$45,806
Reclassification of Preferred Stock from permanent equity to accounts payable	$83,838	$48
Redeemable preferred stock deemed dividends	$19	$253
Accrued Redeemable Preferred Stock fees	$450	$638
Equity-based payment for management fees	$5,000	$9,174
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021

1. ORGANIZATION AND OPERATIONS
Creative Media & Community Trust Corporation (formerly known as CIM Commercial Trust Corporation) (the “Company”), is a Maryland corporation and real estate investment trust (“REIT”). The Company primarily acquires, develops, owns and operates both premier multifamily properties situated in vibrant communities throughout the United States and Class A and creative office real assets in markets with similar business and employment characteristics to its multifamily investments. The Company also owns one hotel in northern California and a lending platform that originates loans under the Small Business Administration (“SBA”) 7(a) loan program. The Company seeks to apply the expertise of CIM Group, L.P. (“CIM Group”) to the acquisition, development and operation of premier multifamily properties and creative office assets that cater to rapidly growing industries such as technology, media and entertainment in vibrant and emerging communities throughout the United States.
Subsequent to December 31, 2022, the Company acquired two multifamily properties in Oakland, California and acquired a 50% interest in a multifamily property in.Los Angeles, California (see Note 18 for more details).
The Company’s common stock, $0.001 par value per share (“Common Stock”), is currently traded on the Nasdaq Global Market (“Nasdaq”) under the ticker symbol “CMCT”, and on the Tel Aviv Stock Exchange (the “TASE”) under the ticker symbol “CMCT.” The Company has authorized for issuance 900,000,000 shares of common stock and 100,000,000 shares of preferred stock (“Preferred Stock”).
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
Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In determining whether the Company has controlling interests in an entity and the requirement to consolidate the accounts in that entity, the Company analyzes its investments in real estate in accordance with standards set forth in GAAP to determine whether they are variable interest entities (“VIEs”), and if so, whether the Company is the primary beneficiary. The Company’s judgment with respect to its level of influence or control over an entity and whether the Company is the primary beneficiary of a VIE involves consideration of various factors, including the form of the Company’s ownership interest, the Company’s voting interest, the size of the Company’s investment (including loans), and the Company’s ability to participate in major policy-making decisions. The Company’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in real estate on the Company’s consolidated financial statements. For the year ended December 31, 2022, the Company has determined that the trust formed for the benefit of the note holders (the “Trust”) for the securitization of the unguaranteed portion of certain of the Company’s SBA 7(a) loans receivable was considered a VIE. Applying the consolidation requirements for VIEs, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. As of December 31, 2022, the Trust held no assets or liabilites as the note holders had been paid in full. In addition, as of December 31, 2022, the Company has determined that its Unconsolidated Joint Venture (as defined below) is considered a VIE. Applying the consolidation requirements for VIEs, the Company determined that it is not the primary beneficiary based on its lack of power to direct activities and its obligations to absorb losses and right to receive benefits, and therefore the Unconsolidated joint venture does not qualify for consolidation. The Company accounts for the investment in the Unconsolidated Joint Venture as an equity method investment.
Investments in Real Estate—Investments in real estate are stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)

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
Recoverability of Investments in Real Estate—The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Investments in real estate are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the asset. The Company did not recognize any impairment of long-lived assets during the years ended December 31, 2022 and 2021 (Note 3).
Investment in Unconsolidated Entity—In February 2022, the Company invested in an unconsolidated joint venture arrangement (the “Unconsolidated Joint Venture”) with a CIM-managed separate account (the “CIM JV Partner”) to purchase an office property in Los Angeles, California for a gross purchase price of approximately $51.0 million, of which the Company initially contributed approximately $22.4 million and the CIM JV Partner initially contributed the remaining balance. The Company accounts for its approximately 44% investment in the Unconsolidated Joint Venture under the equity method, as the Company has the ability to exercise significant influence over the investment. The Unconsolidated Joint Venture records its assets and liabilities at fair value. As such, the Company records its share of the Unconsolidated Joint Venture’s unrealized gains or losses as well as its share of the revenues and expenses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s consolidated balance sheet and such share is recognized within the Company’s income from unconsolidated entity on the consolidated statements of operations. The Company recorded income of $164,000 related to its investment in the Unconsolidated Joint Venture during the year ended December 31, 2022, in the consolidated statements of operations. In connection with the closing of the financing of the property owned by the Unconsolidated Joint Venture, the Company received a distribution from the Unconsolidated Joint Venture of $10.4 million during the year ended December 31, 2022, 164,000 of which was recognized as a return on investment and 10.3 million of which was recognized as a return of investment. The Company also made additional contributions during the year ended December 31, 2022 totaling $242,000. The Company’s investment in the Unconsolidated Joint Venture was $12.4 million and its ownership percentage remained unchanged as of December 31, 2022.
Cash and Cash Equivalents—Cash and cash equivalents include short-term liquid investments with initial maturities of three months or less.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
Restricted Cash—The Company’s mortgage loan and hotel management agreements provide for depositing cash into restricted accounts reserved for capital expenditures, free rent, tenant improvement and leasing commission obligations. Restricted cash also includes cash required to be segregated in connection with certain of the Company’s loans receivable.
Loans Receivable—The Company’s loans receivable are carried at their unamortized principal balance less unamortized acquisition discounts and premiums, retained loan discounts and loan loss reserves. Acquisition discounts or premiums, origination fees and retained loan discounts are amortized as a component of interest and other income using the effective interest method over the life of the respective loans, or on a straight-line basis when it approximates the effective interest method. All loans were originated pursuant to programs sponsored by the Small Business Administration (the “SBA”). The programs consist of loans originated under the SBA 7(a) Small Business Loan Program (the “SBA 7(a) Program”) and, commencing with the quarter ended June 30, 2020 and ending during the quarter ended June 30, 2021, the Paycheck Protection Program (the “PPP”).
Pursuant to the SBA 7(a) Program, the Company sells the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by the Company is recorded at fair value and a discount is recorded as a reduction in basis of the retained portion of the loan. Unamortized retained loan discounts were $9.0 million and $9.6 million as of December 31, 2022 and 2021, respectively.
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
Loan Loss Reserves—On a quarterly basis, the Company evaluates the collectability of its loans receivable. The Company’s evaluation of collectability involves significant judgment, estimates, and a review of the ability of the borrower to make principal and interest payments, the underlying collateral and the borrowers’ business models and future operations. For the years ended December 31, 2022 and 2021, the Company recorded net impairment losses of $0 and $19,000, respectively, on its loans receivable. There were no material loans receivable subject to credit risk which were considered to be impaired as of December 31, 2022 or 2021. The Company considers a loan to be impaired when the Company does not expect to collect all of the contractual interest and principal payments as scheduled in the loan agreements. The Company also establishes a general loan loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans, which may have negative characteristics which have not yet become known to the Company. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, the Company establishes the general loan loss reserve using a consistent methodology to determine a loss percentage to be applied to loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history and general economic conditions. For the years ended December 31, 2022 and 2021, the Company has loan loss reserves of $1.1 million and $943,000, respectively.
Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred leasing costs, deferred offering costs (Note 10), deferred financing costs and other deferred costs. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred offering costs represent direct costs incurred in connection with the Company’s offerings of Series A1 Preferred Stock (as defined below), Series A Preferred Stock (as defined below), and, after January 2020, Series A Preferred Stock (as defined below) and Series D Preferred Stock (as defined below), excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other offering fees and expenses. Generally, for a specific issuance of securities, issuance-specific offering costs are recorded as a reduction of proceeds raised on the issuance date and offering costs incurred but not directly related to a specifically identifiable closing of a security are deferred. Deferred offering costs are first allocated to each issuance of a security on a pro-rata basis equal to the ratio of the number of securities issued in a given issuance to the maximum number of securities that are expected to be issued in the related offering. In the case of the Series A Preferred Stock issued prior to February 2020, the issuance-specific offering costs and the deferred offering costs allocated to such issuance were further allocated to the Series A Preferred Stock and Series A Preferred Warrants issued in such issuance based on the relative fair value of the instruments on the date of issuance. The

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
deferred offering costs allocated to the Series A Preferred Stock and Series A Preferred Warrants are reductions to temporary equity and permanent equity, respectively. Deferred financing costs related to the securing of a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facilities.
As of December 31, 2022 and 2021, deferred rent receivable and charges, net consist of the following:

	December 31, 2022	December 31, 2021
	(in thousands)
Deferred rent receivable	$20,949	$20,870
Deferred leasing costs, net of accumulated amortization of $9,637 and $8,971, respectively	8,319	8,453
Deferred offering costs	5,664	6,281
Deferred financing costs, net of accumulated amortization of $30 and $0 , respectively	2,120	—
Other deferred costs	491	491
Deferred rent receivable and charges, net	$37,543	$36,095
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
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
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases when collectability is probable and the tenant has taken possession or controls the physical use of the leased asset. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as an incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. Lease incentives of $3.9 million and $4.0 million are presented net of accumulated amortization of $3.0 million and $2.7 million as of December 31, 2022 and 2021, respectively.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
In addition to minimum rents, certain leases, including the Company’s parking leases with third-party operators, provide for additional rents based upon varying percentages of tenants’ sales in excess of annual minimums. Percentage rent is recognized once lessees’ specified sales targets have been met.
For the years ended December 31, 2022 and 2021, the Company recognized rental income as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Rental and other property income
Fixed lease payments (1)	$46,373	$45,773
Variable lease payments (2)	9,853	7,065
Rental and other property income	$56,226	$52,838

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
Collectability of Lease-Related Receivables
The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants is probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available at the time of estimate. The Company does not use a general reserve approach. As of December 31, 2022 and 2021, the Company had identified certain tenants where collection was no longer considered probable and decreased outstanding receivables by $387,000 and $579,000, respectively, across all operating leases.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
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
The Company presents hotel revenues net of sales, occupancy, and other taxes.
Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 17:

	Year Ended December 31,
	2022	2021
	(in thousands)
Hotel properties
Hotel income	$33,432	$16,722
Rental and other property income	1,650	1,070
Interest and other income	131	57
Hotel revenues	$35,213	$17,849
Tenant recoveries outside of the lease agreements
Tenant recoveries outside of the lease agreements are related to construction projects in which the Company’s tenants have agreed to fully reimburse the Company for all costs related to construction. These services include architectural, permit expediter and construction services. At inception of the contract with the customer, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate. While these individual services are distinct, in the context of the arrangement with the customer, all of these services are bundled together and represent a single package of construction services requested by the customer. The Company satisfies its performance obligation and recognizes revenues associated with these services over time as the construction is completed. No such amounts were recognized for tenant recoveries outside of the lease agreements for the years ended December 31, 2022 and 2021. As of December 31, 2022, there were no remaining performance obligations associated with tenant recoveries outside of the lease agreements.
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
Earnings per Share (“EPS”)—Basic EPS is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding for the period. Net income attributable to common stockholders includes a deduction for dividends due to preferred stockholders. Diluted EPS is computed by dividing net income attributable to common stockholders by the weighted average number of shares of Common Stock outstanding adjusted for the dilutive effect, if any, of securities such as stock-based compensation awards, warrants, including the Series A Preferred Warrants and preferred stock, including the Series A1 Preferred Stock, Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, whose redemption is payable in shares of Common Stock or cash, at the discretion of the Company. The dilutive effect of stock-based compensation awards and warrants, including the Series A Preferred Warrants, is reflected in the weighted average diluted shares calculation by application of the treasury stock method. The dilutive effect of preferred stock, including the Series A1 Preferred Stock, Series A Preferred Stock, Series D Preferred Stock and Series L Preferred

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
Stock, whose redemption is payable in shares of Common Stock or cash, at the discretion of the Company, is reflected in the weighted average diluted shares calculation by application of the if-converted method.
Distributions—Distributions on the Company’s Series A1 Preferred Stock, Series A Preferred Stock, Series D Preferred Stock, Series L Preferred Stock and Common Stock are recorded when they are authorized by its Board of Directors and declared by the Company.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current period. The Company has reviewed all open tax years and concluded that the application of ASC 740 resulted in no material effect to its consolidated financial position or results of operations.
Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases such estimates on historical experience, information available at the time, and assumptions the Company believes to be reasonable under the circumstances and at such time. Actual results could differ from those estimates.
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
Segment Information—Segment information is prepared on the same basis that the Company’s management reviews information for operational decision-making purposes. The Company reportable segments for the years ended December 31, 2022 and 2021 consist of two types of commercial real estate properties, namely office and hotel, as well as a segment for its lending business. The products for the Company’s office segment primarily include rental of office space and other tenant services, including tenant reimbursements, parking, and storage space rental. The products for the Company’s hotel segment include revenues generated from the operations of hotel properties and rental income generated from a garage located directly across the street from the hotel. The income from the Company’s lending segment includes premium income recognized from the sale of the government guaranteed portion of loans receivable, income from the yield on its loans receivable and other related fee income earned on its loans receivable.
Recently Issued Accounting Pronouncements—In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”) in November 2018. Subsequently, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-02 to provide additional guidance on the credit losses standard. ASU 2016-13 and the related updates improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held-for-investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASU No. 2016-02, Leases (Topic 842). For smaller reporting companies, public entities that are not SEC filers, and entities that are not public business entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2022. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018. The Company adopted ASU 2016-13 and the related updates on January 1, 2023 and the adoption did not have a material impact.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
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
3. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following:

	December 31,
	2022	2021
	(in thousands)
Land	$151,727	$141,236
Land improvements	1,837	2,644
Buildings and improvements	455,275	454,431
Furniture, fixtures, and equipment	4,339	4,398
Tenant improvements	34,372	29,733
Work in progress	12,863	10,260
Investments in real estate	660,413	642,702
Accumulated depreciation	(158,407)	(144,718)
Net investments in real estate	$502,006	$497,984
For the years ended December 31, 2022 and 2021, the Company recorded depreciation expense of $17.3 million and $16.9 million, respectively.
2022 Transactions—During the year ended December 31, 2022, the Company acquired a 100% fee-simple interest in the following properties from unrelated third-parties which were accounted for as asset acquisitions.

	Asset	Date of		Purchase
Property	Type	Acquisition	Square Feet	Price (1)
				(in thousands)
3109 S Western Avenue, Los Angeles, CA (1)(5)	Multifamily (5)	August 4, 2022	5,900	$700
1007 E 7th Street, Austin, TX (2) (6)	Office (6)	July 1, 2022	1,352	$1,900
3022 S Western Avenue, Los Angeles, CA (3) (7)	Multifamily (7)	May 20, 2022	6,000	$5,650
3101 S Western Avenue, Los Angeles, CA (4) (8)	Multifamily (8)	February 11, 2022	3,752	$2,260

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
(1)Transaction costs that were capitalized as a component of the assets acquired and liabilities assumed in connection with the acquisition of this property totaled $11,000, which are not included in the purchase price above.
(2)Transaction costs that were capitalized as a component of the assets acquired and liabilities assumed in connection with the acquisition of this property totaled $52,000, which are not included in the purchase price above.
(3)Transaction costs that were capitalized as a component of the assets acquired and liabilities assumed in connection with the acquisition of this property totaled $192,000, which are not included in the purchase price above.
(4)Transaction costs that were capitalized as a component of the assets acquired and liabilities assumed in connection with the acquisition of this property totaled $22,000, which are not included in the purchase price above.
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
Please refer to “Investments in Unconsolidated Entities” (Note 4) for information on the Company’s acquisition of an approximate 44% interest in an office property in February 2022.
There were no dispositions during the year ended December 31, 2022.
2021 Transactions—During the year ended December 31, 2021, the Company acquired a 100% fee-simple interest in the following property from an unrelated third-party. The purchase was accounted for as an asset acquisition.

	Asset	Date of		Purchase
Property	Type	Acquisition	Square Feet	Price
				(in thousands)
1037 North Sycamore, Los Angeles, CA (1)	Office	July 13, 2021	4,900	$2,900

(1)Transaction costs that were capitalized as a component of the assets acquired and liabilities assumed in connection with the acquisition of this property totaled $33,000, which are not included in the purchase price above.
There were no dispositions during the year ended December 31, 2021.
The results of operations of the properties the Company acquired have been included in the consolidated statements of operations from the date of acquisition. The following table summarizes the purchase price allocation of the aforementioned acquisitions during the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
	(in thousands)
Land	$10,491	$1,839
Land improvements	54	33
Buildings and improvements	164	1,061
Tenant improvements	47	—
Acquired in-place leases	68	—
Acquired above-market leases	—	—
Acquired below-market leases	(37)	—
Net assets acquired	$10,787	$2,933

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
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
The following table details the Company’s equity method investment in the Unconsolidated Joint Venture. See to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (dollars in thousands):

					Carrying Value
Property	Asset Type	Location	Date of Acquisition	Ownership Interest	December 31, 2022	December 31, 2021
1910 Sunset Boulevard (1)	Office	Los Angeles, CA	February 11, 2022	44%	$12,381	$—
______________________
(1)1910 Sunset Boulevard is an office building with 97,746 square feet of office space and 2,760 square feet of retail space. The Unconsolidated Joint Venture plans to undertake a capital improvement program to renovate and modernize the building into creative office space as well as a limited number of multifamily units.
The Company recorded income of $164,000 related to its investment in the Unconsolidated Joint Venture during the year ended December 31, 2022 in the consolidated statements of operations.
In September 2022, the Unconsolidated Joint Venture obtained financing through a mortgage loan of $23.9 million secured by its investment in real estate with an estimated fair value of $52.5 million as of December 31, 2022 (the “1910 Sunset Mortgage Loan”). The 1910 Sunset Mortgage Loan has a three-year term with interest-only monthly payments. The Company entered into a guaranty with the lender, under which the Company agreed to guarantee the Unconsolidated Joint Venture’s obligations under the 1910 Sunset Mortgage Loan (the “1910 Sunset Guarantee”). Under the terms of the Unconsolidated Joint Venture, the Company and the CIM JV Partner are subject to cross indemnity obligations pursuant to which the CIM JV Partner agrees to reimburse the Company for its share of any indemnity payment, to the extent any such indemnity payment did not result from the Company’s fraud, gross neglect, or willful misconduct.
In connection with the closing of the financing of the property owned by the Unconsolidated Joint Venture, the Company received a distribution from the Unconsolidated Joint Venture of $10.4 million during the year ended December 31, 2022, $164,000 of which was recognized as a return on investment and $10.3 million of which was recognized as a return of investment. The Company also made additional contributions during the year ended December 31, 2022 totaling $242,000. The Company’s investment in the Unconsolidated Joint Venture was $12.4 million and its ownership percentage remained unchanged as of December 31, 2022.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
5. LOANS RECEIVABLE
Loans receivable consist of the following:

	December 31,
	2022	2021
	(in thousands)
SBA 7(a) loans receivable, subject to credit risk	$56,116	$42,103
SBA 7(a) loans receivable, subject to loan-backed notes	—	18,050
SBA 7(a) loans receivable, Paycheck Protection Program	—	5,050
SBA 7(a) loans receivable, subject to secured borrowings	6,127	6,857
SBA 7(a) loans receivable, held for sale	117	1,200
Loans receivable	62,360	73,260
Deferred capitalized costs, net	1,293	1,226
Loan loss reserves	(1,106)	(943)
Loans receivable, net	$62,547	$73,543
SBA 7(a) Loans Receivable, Subject to Credit Risk—Represents the unguaranteed portions of loans originated under the SBA 7(a) Program which were retained by the Company.
SBA 7(a) Loans Receivable, Subject to Loan-Backed Notes—Represents the unguaranteed portions of loans originated under the SBA 7(a) Program which were transferred to a trust and are held as collateral in connection with a securitization transaction. The proceeds received from the transfer were reflected as loan-backed notes payable (Note 7). These loans were subject to credit risk.
SBA 7(a) Loans Receivable, Paycheck Protection Program—As an SBA 7(a) licensee, the Company originated loans under the PPP. As of December 31, 2022, all of the loans originated under the PPP have been repaid in full.
SBA 7(a) Loans Receivable, Subject to Secured Borrowings—Represents the government guaranteed portions of loans originated under the SBA 7(a) Program which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans. There was no credit risk associated with these loans since the SBA has guaranteed payment of the principal.
SBA 7(a) Loans Receivable, Held for Sale— Represents the government guaranteed portion of loans held for sale at the end of the period or that had been sold but in respect of which proceeds had not been received as of the end of the period.
Other
As of December 31, 2022 and 2021, the Company’s loans subject to credit risk were 99.9% and 99.8%, respectively, concentrated in the hospitality industry. As of December 31, 2022 and 2021, 98.4% and 100.0%, respectively, of the Company’s loans subject to credit risk were current. The Company classifies loans with negative characteristics in substandard categories ranging from special mention to doubtful. As of December 31, 2022 and 2021, $1.0 million and $1.1 million, respectively, of loans subject to credit risk were classified in substandard categories.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
6. OTHER INTANGIBLE ASSETS AND LIABILITIES
A schedule of our intangible assets and liabilities and related accumulated amortization and accretion as of December 31, 2022 and 2021, is as follows:

	As of December 31,
	2022	2021
	(in thousands)
Intangible assets:
Acquired in-place leases, net of accumulated amortization of $7,795 and $9,030, respectively, with an average useful life of 8 and 9 years, respectively	$1,488	$2,266
Acquired above-market leases, net of accumulated amortization of $39 and $27, respectively, both with an average useful life of 6 years	16	28
Trade name and license	2,957	2,957
Total intangible assets, net	$4,461	$5,251
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $22 and $1,134, respectively, with an average useful life of 1 and 5 years, respectively	$20	$237
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
During the years ended December 31, 2022 and 2021, the Company recognized amortization related to its intangible assets and liabilities as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Acquired above-market lease amortization	$12	$12
Acquired in-place lease amortization	$846	$1,050
Acquired below-market lease amortization	$254	$350
A schedule of future amortization and accretion of acquired intangible assets and liabilities as of December 31, 2022, is as follows:

	Assets		Liabilities
	Acquired	Acquired	Acquired
	Above-Market	In-Place	Below-Market
Years Ending December 31,	Leases	Leases	Leases
	(in thousands)
2023	$10	$503	$(20)
2024	5	374	—
2025	1	171	—
2026	—	123	—
2027	—	123	—
Thereafter	—	194	—
	$16	$1,488	$(20)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
7. DEBT
The following table summarizes the debt balances as of December 31, 2022 and 2021, and the debt activity for the year ended December 31, 2022 (in thousands):

		During the Year Ended December 31, 2022
	Balances as of December 31, 2021	Debt Issuances & Assumptions	Repayments	Accretion & (Amortization)	Balances as of December 31, 2022
Mortgage Payable:
Outstanding Balance	$97,100	$—	$—	$—	$97,100
Deferred debt issuance costs — Mortgage Payable	(120)	—	—	26	(94)
Total Mortgage Payable	96,980	—	—	26	97,006
Secured Borrowings – Government Guaranteed Loans:
Outstanding Balance	6,671	—	(692)	—	5,979
Unamortized premiums	305	—	—	(47)	258
Total Secured Borrowings—Government Guaranteed Loans	6,976	—	(692)	(47)	6,237
Other Debt:
2018 revolving credit facility	60,000	110,000	(170,000)	—	—
2022 credit facility revolver	—	—	—	—	—
2022 credit facility term loan	—	56,230	—	—	56,230
Junior subordinated notes	27,070	—	—	—	27,070
SBA 7(a) loan-backed notes	7,670	—	(7,670)	—	—
Borrowed funds from the Federal Reserve through the Paycheck Protection Program Liquidity Facility	5,030	—	(5,030)	—	—
Deferred debt issuance costs — other	(989)	—	—	210	(779)
Discount on junior subordinated notes	(1,592)	—	—	95	(1,497)
Total Other Debt	97,189	166,230	(182,700)	305	81,024
Total Debt, Net	$201,145	$166,230	$(183,392)	$284	$184,267
Mortgage Payable—The mortgage payable is secured by a deed of trust on a property and assignments of rents receivable. As of December 31, 2022, the Company’s mortgage payable had a fixed interest rate of 4.14% per annum, with monthly payments of interest only, due on July 1, 2026. The loan is nonrecourse.
Secured Borrowings—Government Guaranteed Loans—Secured borrowings—government guaranteed loans represent sold loans which are treated as secured borrowings because the loan sales did not meet the derecognition criteria provided for in ASC 860-30, Secured Borrowing and Collateral. These loans included cash premiums that are amortized as a reduction to interest expense over the life of the loan using the effective interest method and are fully amortized when the underlying loan is repaid in full. As of December 31, 2022, the Company’s secured borrowings-government guaranteed loans included $3.6 million of loans sold for a premium and excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 6.88% at December 31, 2022, and $2.4 million of loans sold for an excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 4.57% at December 31, 2022.
2018 Revolving Credit Facility—In October 2018, the Company entered into a secured revolving credit facility with a bank syndicate that, as amended, allowed the Company to borrow up to $209.5 million, subject to a borrowing base calculation (the “2018 revolving credit facility”). The 2018 revolving credit facility was secured by properties in the Company’s

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
real estate portfolio: eight office properties and one hotel property. In September 2020, the 2018 revolving credit facility was amended (the “2018 Credit Facility Modification”) to remedy the effect that COVID-19 had on the Company’s ability to borrow under the 2018 revolving credit facility during the period from September 2, 2020 through August 14, 2021 (the “Deferral Period”). The 2018 revolving credit facility bore interest during the Deferral Period at (A) the base rate plus 1.05% or (B) LIBOR plus 2.05% and (ii) bore interest after the Deferral Period, at (A) the base rate plus 0.55% or (B) LIBOR plus 1.55%. The 2018 revolving credit facility was also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. In October 2022, the Company executed a one-year extension of the 2018 revolving credit facility to extend its maturity to October 2023. In connection with the extension, the Company paid 25% of the extension fee specified in the 2018 revolving credit facility (i.e., 25% of 0.15% of each lender’s commitment being extended) on October 30, 2022. On December 16, 2022, the 2018 revolving credit facility was refinanced and replaced by the 2022 credit facility (as described below) and the remaining 75% of the extension fee specified in the 2018 revolving credit facility was not incurred.
2022 Credit Facility—In December 2022 the Company refinanced its 2018 credit facility and replaced it with a new 2022 credit facility, entered into with a bank syndicate, that includes a $56.2 million term loan (the “2022 Credit Facility Term Loan”) as well as a revolver allowing the Company to borrow up to $150.0 million (the “2022 Credit Facility Revolver”), both of which are collectively subject to a borrowing base calculation. The 2022 credit facility is secured by properties in the Company’s real estate portfolio: six office properties and one hotel property (as well as the hotel’s adjacent parking garage and retail property). The 2022 credit facility bears interest at (A) the base rate plus 1.50% or (B) SOFR plus 2.60%. As of December 31, 2022, the variable interest rate was 6.93%. The 2022 Credit Facility Revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The 2022 credit facility guaranteed by the Company and the Company is subject to certain financial maintenance covenants. The 2022 credit facility matures in December 2025 and provides for two one-year extension options under certain conditions, including providing notice of the election and paying an extension fee of 0.15% of each lender’s commitment being extended on the effective date of such extension. As of December 31, 2022, $56.2 million was outstanding on the 2022 Credit Facility Term Loan and no amount was outstanding on the 2022 Credit Facility Revolver, while $150.0 million was available for future borrowings.
Junior Subordinated Notes—The Company has junior subordinated notes with a variable interest rate which resets quarterly based on the three-month LIBOR plus 3.25%, with quarterly interest only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at the Company’s option.
SBA 7(a) Loan-Backed Notes—On May 30, 2018, the Company completed a securitization of the unguaranteed portion of certain of its SBA 7(a) loans receivable with the issuance of $38.2 million of unguaranteed SBA 7(a) loan-backed notes. The SBA 7(a) loan-backed notes are secured by deeds of trust or mortgages and are collateralized solely by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of the Company’s SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes had monthly payments due as payments on the collateralized loans were received. As of December 31, 2022 all of the SBA 7(a) loan-backed notes had been paid off. The SBA 7(a) loan-backed notes bore interest at the lower of the one-month LIBOR plus 1.40% or the prime rate less 1.08%. As of December 31, 2021, the variable interest rate was 1.49%. The Company reflected the SBA 7(a) loans receivable as assets on its consolidated balance sheets and the SBA 7(a) loan-backed notes as debt on its consolidated balance sheets. The restricted cash on the Company’s consolidated balance sheets included funds related to the Company’s SBA 7(a) loan-backed notes of $0 and $1.9 million, as of December 31, 2022 and 2021, respectively.
Paycheck Protection Program Liquidity Facility—In June 2020, the Company commenced borrowing funds from the Federal Reserve through the PPP Liquidity Facility (the “PPPLF”) to finance all the loans the Company originated under the PPP. Advances under the PPPLF carried an interest rate of 0.35%, were made on a dollar-for-dollar basis based on the amount of loans originated under the PPP and were secured by loans made by the Company under the PPP. The maturity date of PPPLF borrowings was the same as the maturity date of the loans pledged to secure the extension of credit, generally two years. As of December 31, 2022 and 2021, $0 and $5.0 million, respectively, was outstanding under the PPPLF. As the PPP has ended all borrowings from the Federal Reserve have been repaid in full as of December 31, 2022.
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
As of December 31, 2022 and 2021, accrued interest and unused commitment fees payable of $562,000 and $467,000, respectively, are included in accounts payable and accrued expenses.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
Future principal payments on the Company’s debt (face value) as of December 31, 2022 are as follows:

Years Ending December 31,	Mortgage Payable	Secured Borrowings Principal (1)	2022 Credit Facility	Junior Subordinated Notes	Total
	(in thousands)
2023	$—	$303	$—	$—	$303
2024	—	321	—	—	321
2025	—	341	56,230	—	56,571
2026	97,100	361	—	—	97,461
2027	—	383	—	—	383
Thereafter	—	4,270	—	27,070	31,340
	$97,100	$5,979	$56,230	$27,070	$186,379

(1)Principal payments on secured borrowings are generally dependent upon cash flows received from the underlying loans. The Company’s estimate of their repayment is based on scheduled payments on the underlying loans. The Company’s estimate will differ from actual amounts to the extent the Company experiences prepayments and or loan liquidations or charge-offs. No payment is due unless payments are received from the borrowers on the underlying loans.

8. STOCK-BASED COMPENSATION PLANS
On April 3, 2015, the Company’s board of directors (the “Board of Directors”) unanimously approved the Company’s 2015 Equity Incentive Plan (the “2015 Equity Incentive Plan”), which was approved by the Company’s stockholders. Under the 2015 Equity Incentive Plan, the Company granted awards of restricted shares of Common Stock to each of the independent members of the Board of Directors. A summary of the Company’s restricted shares as of December 31, 2022 and 2021 and the changes during the years ended is as follows:

		Weighted
	Number	Average Grant
	of	Date Fair Value
	Shares (1)	Per Share (1)
Balance, December 31, 2020	21,912	$10.04
Granted	20,332	$10.82
Vested	(21,912)	$10.04
Balance, December 31, 2021	20,332	$10.82
Granted	30,984	$7.10
Vested	(20,332)	$10.82
Balance, December 31, 2022	30,984	$7.10

(1)Amounts have been adjusted to give retroactive effect to the Reverse Stock Split.
Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period, and generally vests based on one year of continuous service. The Company recorded compensation expense related to these restricted shares of Common Stock in the amount of $202,000 and $220,000 for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, there was $92,000 of total unrecognized compensation expense related to shares of Common Stock which will be recognized ratably over the remaining vesting period.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
9. EARNINGS PER SHARE (“EPS”)
The computations of basic EPS are based on the Company’s weighted average shares outstanding. In order to calculate the diluted weighted average number of shares of Common Stock outstanding for the year ended December 31, 2022, the basic weighted average number of shares of Common Stock outstanding was increased by 1,000 to reflect the dilutive effect of certain shares of the Company’s Series D Preferred Stock. No shares of Series A Preferred Stock, Series A1 Preferred Stock, or Series L Preferred Stock outstanding as of December 31, 2022 or 2021 were included in the computation of diluted EPS because they had no dilutive effect. Outstanding Series A Preferred Warrants were not included in the computation of diluted EPS for the years ended December 31, 2022 and 2021 because their impact was either anti-dilutive or such warrants were not exercisable during such periods (Note 11).
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.
The following table reconciles the numerator and denominator used in computing the Company’s basic and diluted per-share amounts for net loss attributable to common stockholders for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in thousands, except per share amounts)
Numerator:
Net loss attributable to common stockholders	$(25,785)	$(19,979)
Redeemable preferred stock dividends declared on dilutive shares	(9)	—
Diluted net (loss) income attributable to common stockholders	$(25,794)	$(19,979)

Denominator:
Basic weighted average shares of Common Stock outstanding	23,153	19,187
Effect of dilutive securities—contingently issuable shares	1	—
Diluted weighted average shares and common stock equivalents outstanding	23,154	19,187

Net (loss) income attributable to common stockholders per share:
Basic	$(1.11)	$(1.04)
Diluted	$(1.11)	$(1.04)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
10. REDEEMABLE PREFERRED STOCK
The table below provides information regarding the issuances, reclassifications and redemptions of each class of the Company’s preferred stock in permanent equity during the years ended December 31, 2022 and 2021 (dollar amounts in thousands):

			Preferred Stock
	Series A1		Series A		Series D		Series L		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2020	—	$—	4,377,762	$108,729	19,145	$473	5,387,160	$152,834	9,784,067	$262,036
Issuance of Series D Preferred Stock	—	—	—	—	37,712	923	—	—	37,712	923
Reclassification of Series A Preferred Stock to permanent equity	—	—	2,006,456	50,508	—	—	—	—	2,006,456	50,508
Redemption of Series A Preferred Stock	—	—	(112,881)	(2,806)	—	—	—	—	(112,881)	(2,806)
Balances, December 31, 2021	—	$—	6,271,337	$156,431	56,857	$1,396	5,387,160	$152,834	11,715,354	$310,661
Issuance of A1 Preferred Stock	5,966,077	147,761	—	$—	—	—	—	—	5,966,077	147,761
Redemption of Series A1 Preferred Stock	(9,930)	(247)	—	—	—	—	—	—	(9,930)	(247)
Redemption of Series D Preferred Stock	—	—	—	—	(8,000)	(196)	—	—	(8,000)	(196)
Repurchase of Series L Preferred Stock	—	—	—	—	—	—	(5,387,160)	(152,834)	(5,387,160)	(152,834)
Reclassification of Series A Preferred stock to Perm Equity	—	—	1,630,765	40,998	—	—	—	—	1,630,765	40,998
Redemption of Series A Preferred Stock	—	—	(336,753)	(8,381)	—	—	—	—	(336,753)	(8,381)
Balances, December 31, 2022	5,956,147	$147,514	7,565,349	$189,048	48,857	$1,200	—	$—	13,570,353	$337,762
Series A1 Preferred Stock—Since June 2022, the Company has been conducting a continuous public offering with respect to shares of its Series A1 Preferred Stock, par value $0.001 per share with an initial stated value of $25.00 per share, subject to adjustment. Shares of Series A1 Preferred Stock are recorded in permanent equity at the time of their issuance. As of December 31, 2022, the Company had issued in registered public offerings 5,766,077 shares of the Series A1 Preferred Stock and received gross proceeds of $142.8 million and additionally, had issued 200,000 shares of Series A1 Preferred Stock as payment for services to the CIM Service Provider, LLC (the “Administrator”), for which no cash proceeds were received. In connection with such issuance, $10.5 million of costs specifically identifiable to the offering of Series A1 Preferred Stock was allocated to the Series A1 Preferred Stock. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $9.5 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of December 31, 2022, the Company had reclassified and allocated $1.9 million from deferred charges to Series A1 Preferred Stock as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
As of December 31, 2022, there were 5,956,147 shares of Series A1 Preferred Stock outstanding and 9,930 shares of Series A1 Preferred Stock had been redeemed.
Series A Preferred Stock—The Company conducted a continuous public offering of Series A Preferred Stock (with each issued share of Series A Preferred Stock initially accompanied by one warrant (“Series A Preferred Warrant”) to purchase 0.25 of a share of Common Stock, subject to adjustment) from October 2016 through January 2020. Proceeds and expenses from the sale were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
From February 2020 through June 2022, the Company conducted a continuous public offering with respect to shares of the Company’s Series A Preferred Stock, which, since February 2020, was no longer being issued as a unit with an accompanying Series A Preferred Warrant. In June 2022, the Company concluded the offering of Series A Preferred Stock.
As of December 31, 2022, the Company had issued in registered public offerings 8,251,657 shares of Series A Preferred Stock and 4,603,287 Series A Preferred Warrants and received gross proceeds of $205.4 million and $761,000, respectively, and additionally, had issued 568,681 shares of Series A Preferred Stock as payment for services to the CIM Service Provider, LLC (the “Administrator”), for which no cash proceeds were received. In connection with the cumulative issuance of Series A Preferred Stock Series A Preferred Warrants, $17.0 million and $142,000 of costs specifically identifiable to the offering of the Series A Preferred Stock and Series A Preferred Warrants, respectively, were allocated to the Series A Preferred Stock and Series A Preferred Warrants, respectively. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $9.5 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of December 31, 2022, the Company had reclassified and allocated $1.9 million and $5,000 from deferred charges to Series A Preferred Stock and Series A Preferred Warrants, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
Net proceeds from the issuance of shares of Series A Preferred Stock were initially recorded in temporary equity at an amount equal to the gross proceeds allocated to such shares of Series A Preferred Stock minus the costs specifically identifiable to the issuance of such shares and the non-issuance specific offering costs allocated to such shares. If the net proceeds from the issuance of shares of Series A Preferred Stock were less than the redemption value of such shares at the time they were issued, or if the redemption value of such shares subsequently becomes greater than the carrying value of such shares, an adjustment was recorded to increase the carrying amount of such shares to their redemption value as of the balance sheet date. Such adjustment was considered a deemed dividend for purposes of calculating basic and diluted EPS. During the years ended December 31, 2022 and December 31, 2021, the Company recorded redeemable preferred stock deemed dividends of $19,000 and $253,000, respectively, related to such adjustments.
On the first anniversary of the issuance of a particular share of Series A Preferred Stock, the Company reclassifies such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of December 31, 2022, the Company had reclassified an aggregate of $184.0 million in net proceeds from temporary equity to permanent equity.
As of December 31, 2022, there were 8,259,090 shares of Series A Preferred Stock outstanding and 561,248 shares of Series A Preferred Stock had been redeemed.
Series D Preferred Stock—From February 2020 through June 2022, the Company conducted a continuous public offering with respect to shares of its Series D Preferred Stock, par value $0.001 per share, subject to adjustment. The selling price of the Series D Preferred Stock was $25.00 per share for all sales that occurred from the beginning of the offering to and including June 28, 2020 and $24.50 per share thereafter. Shares of Series D Preferred Stock were recorded in permanent equity at the time of their issuance. In June 2022, the Company concluded the offering of its Series D Preferred Stock.
As of December 31, 2022, the Company had issued in registered public offerings 56,857 shares of Series D Preferred Stock and received gross proceeds of $1.4 million. In connection with such issuance, $33,000 of costs specifically identifiable to the offering of Series D Preferred Stock were allocated to the Series D Preferred Stock. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $9.5 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of December 31, 2022, the Company had reclassified and allocated $13,000 from deferred charges to Series D Preferred Stock as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
As of December 31, 2022, there were 48,857 shares of Series D Preferred Stock outstanding and 8,000 shares of Series D Preferred Stock had been redeemed.
Series L Preferred Stock—On November 21, 2017, the Company issued 8,080,740 shares of Series L Preferred Stock having an initial stated value of $28.37 per share (“Series L Preferred Stock Stated Value”), subject to adjustment. The

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
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
On September 15, 2022, the Company repurchased 2,435,284 shares of its Series L Preferred Stock in a privately negotiated transaction (the “Series L Repurchase”). The shares were repurchased at a purchase price of $27.40 per share (a 3.4% discount to the stated value of $28.37 per share) plus $1.12 per share of accrued and unpaid dividends (or $2.7 million accrued and unpaid dividends in the aggregate). The total cost to complete the Series L Repurchase, including transactions costs of $700,000 (or $0.29 per share), was $70.1 million. In connection with the Series L Repurchase, the Company recognized redeemable preferred stock redemptions of $4.8 million on its consolidated statement of operations for the year ended December 31, 2022. The $4.8 million of redeemable preferred stock redemptions represents the difference between the repurchase price (including $0.29 per share of transaction costs) and the carrying value of the repurchased Series L Preferred Stock (representing the stated value of $28.37 per share reduced by $2.65 per share of stock offering costs).
Refer to Note 13 for a discussion of certain payments the Company has made in shares of Common Stock and in shares of Preferred Stock and may make in shares of Preferred Stock in lieu of cash payments in order to remain in compliance with the Series L Preferred Stock Minimum Fixed Charge Coverage Ratio.
Dividends—With respect to the payment of dividends, the Series A1 Preferred Stock, the Series A Preferred Stock and Series D Preferred Stock rank on parity with respect to each other and senior to the Common Stock. With respect to the distribution of amounts upon liquidation, dissolution or winding-up, the Series A1 Preferred Stock, the Series A Preferred Stock and the Series D Preferred Stock rank on parity with respect to each other and senior to the Common Stock.
Holders of Series A1 Preferred Stock are entitled to receive, if, as and when authorized by the Company’s Board of Directors, and declared by the Company out of legally available funds, cumulative cash dividends (the “Series A1 Dividend”) on each share of Series A1 Preferred Stock at the greater of (i) an annual rate of 6.0% of the Series A1 Preferred Stock Stated Value (i.e., the equivalent of $0.3750 per share per quarter) and (ii) the Federal Funds (Effective) Rate for such quarter and plus 2.5% of the Series A1 Preferred Stock Stated Value divided by four, up to a maximum of 2.5% of the Series A1 Preferred Stock Stated Value per quarter. Holders of Series A Preferred Stock are entitled to receive, if, as and when authorized by the Company’s Board of Directors, and declared by the Company out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 5.50% of the Series A Preferred Stock Stated Value (i.e., the equivalent of $0.34375 per share per quarter) (the “Series A Dividend”). Holders of Series D Preferred Stock are entitled to receive, if, as and when authorized by the Company’s Board of Directors, and declared by the Company out of legally available funds, cumulative cash dividends on each share of Series D Preferred Stock at an annual rate of 5.65% of the Series D Preferred Stock Stated Value (i.e., the equivalent of $0.35313 per share per quarter) (the “Series D Dividend”). Dividends on each share of Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock begin accruing on, and are cumulative from, the date of issuance.
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
During the year ended December 31, 2022, the Company paid $1.8 million, $11.4 million, $78,000 and $11.1 million of cash dividends on its Series A1 Preferred Stock, Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, respectively. During the year ended December 31, 2021, the Company paid $9.6 million, $50,000 and $8.4 million of cash dividends on its Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, respectively.
Redemptions—The Company’s Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock are redeemable at the option of the holder or the Company. The redemption schedule of the Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock allows redemptions at the option of the holder of Series A1 Preferred Stock, Series A Preferred Stock or Series D Preferred Stock from the date of original issuance of any such shares at the Series A1 Preferred Stock Stated Value, Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, respectively, less a redemption fee applicable prior to the fifth anniversary of the issuance of such shares, plus accrued and unpaid dividends. The Company has the right to redeem the Series A1 Preferred Stock after the date that is twenty-four months following the

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
original issuance of such shares of Series A1 Preferred Stock at the Series A1 Preferred Stock Stated Value, plus accrued and unpaid dividends. The Company has the right to redeem the Series A Preferred Stock or Series D Preferred Stock after the fifth anniversary of the date of original issuance of such shares at the Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, respectively, plus accrued and unpaid dividends. With respect to redemptions of the Series A1 Preferred Stock, Series A Preferred Stock or Series D Preferred Stock, at the Company’s discretion, the redemption price will be paid in cash and/or in Common Stock based on the volume weighted average price of the Company’s Common Stock for the 20 trading days prior to the redemption; provided that the redemption price of any shares of Series A Preferred Stock redeemed prior to the first anniversary of the date of original issuance of such shares must be paid in cash.
From and after the fifth anniversary of the date of original issuance of the Series L Preferred Stock, each holder had the right to require the Company to redeem, and the Company also had the option to redeem (subject to certain conditions), such shares of Series L Preferred Stock at a redemption price equal to the Series L Preferred Stock Stated Value, plus, provided certain conditions are met, all accrued and unpaid distributions.
As announced on December 23, 2022, the Company redeemed all remaining outstanding shares of its Series L Preferred Stock in cash on January 25, 2023 at its stated value of $28.37. The total cost to complete the Series L Redemption, including transaction costs of $93,000 (or $0.03 per share), was $83.8 million. In connection with the Series L Redemption, the Company recognized redeemable preferred stock redemptions of $7.9 million on its consolidated statement of operations for the year ended December 31, 2022. The $7.9 million of redeemable preferred stock redemptions represents the difference between the repurchase price (including $0.03 per share of transaction costs) and the carrying the value of the repurchased Series L Preferred Stock (representing the stated value of $28.37 per share reduced by $2.65 per share of stock offering costs). As of December 31, 2022, $83.8 million was recorded in accounts payable and accrued expenses on the Company’s consolidated balance sheet in connection with the Series L Redemption. The accrued and unpaid dividends on the redeemed shares of Series L Preferred Stock through December 31, 2022 of $1.56 per share (or $4.6 million accrued and unpaid dividends in the aggregate) were also paid on January 25, 2023. No additional dividends will be owed on the redeemed shares of Series L Preferred Stock subsequent to December 31, 2022.
11. STOCKHOLDERS’ EQUITY
Dividends
Holders of the Company’s Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by the Company out of legally available funds. In determining the Company’s dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, the Company’s financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. Cash dividends per share of Common Stock paid in respect of the years ended December 31, 2022 and 2021 consist of the following:

Declaration Date	Payment Date	Type	Cash Dividend Per Share of Common Stock
September 22, 2022	October 17, 2022	Regular Quarterly	$0.085
June 10, 2022	July 5, 2022	Regular Quarterly	$0.085
March 8, 2022	April 1, 2022	Regular Quarterly	$0.085
December 9, 2021	January 5, 2022	Regular Quarterly	$0.075
September 7, 2021	September 29, 2021	Regular Quarterly	$0.075
June 7, 2021	June 30, 2021	Regular Quarterly	$0.075
March 5, 2021	March 30, 2021	Regular Quarterly	$0.075
On December 15, 2022, the Company declared a cash dividend of $0.085 per share of its Common Stock, which was paid on January 9, 2023 to stockholders of record at the close of business on December 27, 2022.
On March 20, 2023, the Company declared a cash dividend of $0.085 per share of its Common Stock, to be paid on April 11, 2023 to stockholders of record at the close of business on March 30, 2023.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
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
Proceeds and expenses from the sale of the Series A Preferred Stock and Series A Preferred Warrants were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of December 31, 2022, the Company had 3,316,118 Series A Preferred Warrants outstanding to purchase 858,208 shares of Common Stock and allocated net proceeds of $484,000 after specifically identifiable offering costs and allocated general offering costs, to the Series A Preferred Warrants in permanent equity.
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
As of December 31, 2022, share repurchases executed under the SRP were as follows:

Period	Shares Repurchased	Average price paid per share	Cost of shares repurchased (in thousands)
June 2022	41,374	$7.32	$303
August 2022	33,374	$7.15	$239
September 2022	587,714	$7.10	$4,173
Total as of December 31, 2022	662,462		$4,715
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
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
Debt—The carrying amounts of the Company’s secured borrowings—government guaranteed loans, SBA 7(a) loan-backed notes, 2022 Credit Facility and borrowed funds from the Federal Reserve through the PPPLF approximate their fair values, as the interest rates on these securities are variable and approximate current market interest rates. The Company determines the fair value of mortgage notes payable and junior subordinated notes by performing discounted cash flow analyses using an appropriate market discount rate. The Company calculates the market discount rate for its mortgage notes payable by obtaining period-end treasury or swap rates, as applicable, for maturities that correspond to the maturities of the Company’s debt and then adding an appropriate credit spread. These credit spreads take into account factors such as the Company’s credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt. When estimating the fair value of the Company’s mortgages payable as of December 31, 2022 and 2021, the Company used a rate of 6.48% and 3.22%, respectively. The rate used to estimate the fair value of the Company’s junior subordinated notes was 9.02% and 4.46% as of December 31, 2022 and 2021, respectively.
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

	Year Ended December 31,
	2022		2021
	Discount Rate	Prepayment Rate	Discount Rate	Prepayment Rate
SBA 7(a) loans receivable, subject to credit risk	11.00% - 11.25%	5.00% - 17.00%	6.25% - 8.25%	5.00% - 17.50%
SBA 7(a) loans receivable, subject to loan-backed notes	N/A	N/A	5.75% - 7.75%	5.00% - 17.50%
SBA 7(a) loans receivable, subject to secured borrowings	11.00% - 11.25%	5.00% - 17.00%	7.00% - 7.75%	5.00% - 17.50%
SBA 7(a) loans receivable, paycheck protection program	N/A	N/A	1.00%	N/A
Other Financial Instruments—The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at December 31, 2022 and 2021. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on the Company’s consolidated balance sheets are as follows:

	December 31, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Level
	(in thousands)
Assets:
SBA 7(a) loans receivable, paycheck protection program	$—	$—	$4,903	$5,050	3
SBA 7(a) loans receivable, subject to loan-backed notes	$—	$—	$18,077	$19,635	3
SBA 7(a) loans receivable, subject to credit risk	$56,237	$58,432	$42,416	$44,399	3
SBA 7(a) loans receivable, subject to secured borrowings	$6,158	$6,237	$6,891	$6,976	3
SBA 7(a) loans receivable, held for sale	$152	$126	$1,256	$1,355	3
Liabilities:
Mortgage payable (1)	$97,100	$90,002	$97,100	$100,838	2, 3
Junior subordinated notes (1)	$27,070	$25,067	$27,070	$24,378	3

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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
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
In lieu of cash payment of the Base Fee, the Company has issued to the Operator shares of its Series A1 Preferred Stock as payment for the quarterly Base Fee for the nine months ended September 30, 2022.
Pursuant to the Investment Management Agreement, the asset management fee prior to January 1, 2022 fee was calculated (without giving effect to the Fee Waiver) as a percentage of the daily average adjusted fair value of CIM Urban’s assets as follows:

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
Under the Master Services Agreement, for fiscal quarters prior to April 1, 2020, the Company paid a base service fee (the “Base Service Fee”) to the Administrator initially set at $1.0 million per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. On May 11, 2020, the Master Services Agreement was amended to replace the Base Service Fee with an incentive fee pursuant to which the Administrator was entitled to receive, on a quarterly basis, 15.00% of the Company’s quarterly core funds from operations in excess of a quarterly threshold equal to 1.75% (i.e., 7.00% on an annualized basis) of the Company’s average Adjusted Common Equity (defined above) for such quarter. The amendment was effective as of April 1, 2020 and was further modified by the Fee Waiver described above. No such incentive fee was paid by the Company.
In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and or reimbursement for performing certain services for the Company and its subsidiaries that are not covered by the Base Fee. During the years ended December 31, 2022 and 2021, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, operational and on-going support in connection with the Company’s offering of Preferred Stock. The Administrator’s compensation is based on the salaries and benefits of the employees of the Administrator and or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of the Company and its subsidiaries). The expense for such services is included in expense reimbursements to related parties—corporate in the accompanying consolidated statements of operations.
Property Management Fees and Reimbursements—CIM Management, Inc. and certain of its affiliates (collectively, the “CIM Management Entities”), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and development services to CIM Urban. Property management fees earned by the CIM Management entities and onsite management costs incurred on behalf of CIM Urban are included in rental and other property operating expenses in the accompanying consolidated statements of operations, with the exception of certain onsite management costs which are capitalized in some cases. Leasing commissions earned are capitalized to deferred charges on the accompanying consolidated balance sheets. Construction management fees are capitalized to investments in real estate on the accompanying consolidated balance sheets.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
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
Offering-Related Fees—CCO Capital, LLC (“CCO Capital”) became the exclusive dealer manager for the Company’s public offering of the Series A Preferred Stock and and Series A Preferred Warrants effective as of May 31, 2019. CCO Capital is a registered broker dealer and is under common control with the Operator and the Administrator. The Company’s offering of the Series A Preferred Warrants ended at the end of January 2020. On January 28, 2020, the Company entered into the Second Amended and Restated Dealer Manager Agreement, pursuant to which CCO Capital acted as the exclusive dealer manager for the Company’s public offering of its Series A Preferred Stock and Series D Preferred Stock. The Second Amended and Restated Dealer Manager Agreement was subsequently amended by the Company and CCO Capital to address changes to, among other things, selling commissions and dealer manager fees.
On June 16, 2022, the Company entered into the Third Amended and Restated Dealer Manager Agreement, pursuant to which CCO Capital has been acting as the exclusive dealer manager for the Company’s public offering of its Series A1 Preferred Stock. Thereunder, the Company agreed to compensate CCO Capital, as the dealer manager for the offering, as follows: (1) a dealer manager fee of up to 3.00% of the selling price of each share of Series A1 Preferred Stock sold and (2) selling commissions of up to 7.00% of the selling price of each share of Series A1 Preferred Stock sold. The Company has been informed that CCO Capital generally reallows 100% of the selling commissions on sales of Series A1 Preferred Stock and generally reallows substantially all of the dealer manager fee on sales of Series A1 Preferred Stock to participating broker-dealers. In addition, pursuant to the Third Amended and Restated Dealer Manager Agreement, CCO Capital will no longer solicit or make any offers for the sale of shares of Series A Preferred Stock or Series D Preferred Stock.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Asset Management Fees:
Asset management fees (1)	$3,570	$9,030
Property Management Fees and Reimbursements:
Property management fees(2)	$1,747	$1,641
Onsite management and other cost reimbursement(3)	$2,838	$2,687
Leasing commissions(4)	$794	$162
Construction management fees(5)	$398	$226
Administrative Fees and Expenses:
Expense reimbursements to related parties - corporate	$1,925	$2,050
Lending Segment Expenses:
Expense reimbursements to related parties - lending segment (6)	$1,929	$1,921
Offering-Related Fees:
Upfront dealer manager and trailing dealer manager fees (7)	$1,996	$690
Non-issuance specific offering costs (8)	$689	$106

(1)The Company issued to the Operator an aggregate of 270,209 shares of its Series A Preferred Stock, in lieu of cash payment of the asset management fees incurred during the year ended December 31, 2021. The Company issued to the Operator 110,285 shares of Series A1 Preferred Stock in lieu of cash payment for the asset management fees incurred during the nine months ended September 30, 2022.
(2)Does not include the company’s share of the property management fees from the Unconsolidated Joint Venture of $40,000 for the year ended December 31, 2022.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
(3)Does not include the Company’s share of the onsite management and other cost reimbursements from the Unconsolidated Joint Venture of $94,000 for the year ended December 31, 2022.
(4)Does not include the Company’s share of the leasing commissions from the Unconsolidated Joint Venture of $4,000 for the year ended December 31, 2022.
(5)Does not include the Company’s share of the construction management fees from the Unconsolidated Joint Venture of $21,000 for the year ended December 31, 2022, respectively.
(6)Expense reimbursements to related parties - lending segment do not include personnel costs capitalized to deferred loan origination costs of $136,000 and $347,000 for the years ended December 31, 2022 and 2021, respectively.
(7)Represents fees earned by CCO Capital and allocated to Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock.
(8)As of December 31, 2022 and 2021, $2.3 million and $2.0 million, respectively, was included in deferred costs as reimbursable expenses incurred pursuant to the Master Services Agreement and the then applicable dealer manager agreement with CCO Capital. These non-issuance specific costs are allocated against the gross proceeds from the sale of the Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock on a pro rata basis for each issuance as a percentage of the total offering.
As of December 31, 2022 and 2021, due to related parties consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Asset management fees	$812	$2,244
Property management fees and reimbursements	1,214	320
Expense reimbursements - corporate	466	692
Expense reimbursements - lending segment	124	341
Upfront dealer manager and trailing dealer manager fees	454	638
Non-issuance specific offering costs	17	143
Other amounts due to the CIM Management Entities and certain of its affiliates	68	163
Total due to related parties	$3,155	$4,541
Affiliate Investments
In February 2022, the Company invested with the CIM JV Partner, a CIM-managed separate account, in the Unconsolidated Joint Venture, which purchased an office property in Los Angeles, California for a gross purchase price of approximately $51.0 million, of which the Company initially contributed approximately $22.4 million and the CIM JV Partner initially contributed the remaining balance. See Note 2 and Note 4 for more information.

Other
On May 15, 2019, CIM Group entered into an approximately 11-year lease for approximately 32,000 rentable square feet with respect to a property owned by the Company. The lease was amended on August 7, 2019 to reduce the rentable square feet to approximately 30,000 rentable square feet. For the years ended December 31, 2022 and 2021, the Company recorded rental and other property income related to this tenant of $1.5 million.
14. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer when the terms established in the contract are met. The Company’s outstanding commitments to fund loans were $19.9 million as of December 31, 2022, all of which are for prime-based loans to be originated by the Company’s subsidiary engaged in SBA 7(a) Small Business Loan Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, the Company has certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. the Company had a total of $7.9 million in future obligations under leases to fund tenant improvements and other future construction obligations as of December 31, 2022. As of December 31, 2022, $2.5 million was funded to reserve accounts included in restricted cash on the Company’s consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreement entered into in June 2016.
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
SBA Related—If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced under the PPP or the SBA 7(a) Small Business Loan Program, the SBA may seek recovery of the principal loss related to the deficiency from the Company. As of December 31, 2022, the Company serviced an aggregate of $250.2 million of the guaranteed portion of SBA 7(a) loans . With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from the Company in the event that a loss is deemed to be attributable to technical deficiencies. Based on historical experience, the Company does not expect that this contingency is probable to be asserted. However, if asserted, it could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flow or the Company’s ability to satisfy its debt service obligations or to maintain its level of distributions on Common Stock or Preferred Stock.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
15. LEASES
Future minimum rental revenue under long-term operating leases as of December 31, 2022, excluding tenant reimbursements of certain costs, are as follows (excludes unconsolidated properties, in thousands):

Years Ending December 31,	Total
2023	$46,119
2024	45,365
2025	29,164
2026	21,441
2027	15,051
Thereafter	52,711
$209,851
16. INCOME TAXES
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
The provision for income taxes results in effective tax rates that differ from federal and state statutory rates. A reconciliation of the provision for income tax attributable to the TRSs’ income from continuing operations computed at federal statutory rates to the income tax provision reported in the financial statements is as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Income from continuing operations before income taxes for TRSs	$6,128	$9,242

Expected federal income tax provision	$1,287	$1,941
State income taxes	43	(40)
Change in valuation allowance	300	(273)
Other	(499)	1,364
Income tax provision	$1,131	$2,992

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
The components of the Company’s net deferred tax asset, which are included in other assets, are as follows:

	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Net operating losses	$2,664	$2,367
Secured borrowings—government guaranteed loans	54	64
Other	145	153
Total gross deferred tax assets	2,863	2,584
Valuation allowance	(2,670)	(2,370)
	193	214
Deferred tax liabilities:
Loans receivable	(71)	(96)
	(71)	(96)
Deferred tax asset, net	$122	$118
The net operating loss carryforwards as of December 31, 2022 and 2021 were generated by TRSs and are available to offset future taxable income of these TRSs.
The increase in the valuation allowance recorded in 2022 was $300,000.
The periods subject to examination for the Company’s federal and state income tax returns are 2019 through 2022. As of December 31, 2022 and 2021, no reserves for uncertain tax positions have been established and the Company does not anticipate any material changes in the amount of unrecognized tax benefits recorded to occur within the next 12 months.
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
17. SEGMENT DISCLOSURE
The Company’s reportable segments during the years ended December 31, 2022 and 2021 consist of two types of commercial real estate properties, namely, office and hotel, as well as a segment for the Company’s lending business. Management internally evaluates the operating performance and financial results of the segments based on net operating income. The Company also has certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in Note 2.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
The net operating income (loss) of the Company’s segments for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Office:
Revenues	$55,928	$53,289
Property expenses:
Operating	26,537	23,431
General and administrative	225	347
Total property expenses	26,762	23,778
Income from unconsolidated entity	164	—
Segment net operating income—office	29,330	29,511
Hotel:
Revenues	35,213	17,849
Property expenses:
Operating	23,989	15,841
General and administrative	110	128
Total property expenses	24,099	15,969
Segment net operating income—hotel	11,114	1,880
Lending:
Revenues	10,765	19,787
Lending expenses:
Interest expense	552	408
Expense reimbursements to related parties—lending segment	1,929	1,921
General and administrative	1,904	1,788
Total lending expenses	4,385	4,117
Segment net operating income—lending	6,380	15,670
Total segment net operating income	$46,824	$47,061

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
A reconciliation of the Company’s segment net operating income to net income attributable to the Company for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Total segment net operating income	$46,824	$47,061
Interest and other income	—	1
Asset management and other fees to related parties	(3,570)	(9,030)
Expense reimbursements to related parties—corporate	(1,925)	(2,050)
Interest expense	(9,052)	(9,005)
General and administrative	(4,630)	(4,581)
Transaction costs	(223)	(143)
Depreciation and amortization	(20,348)	(20,112)
Income before provision for income taxes	7,076	2,141
Provision for income taxes	(1,131)	(2,992)
Net income (loss)	5,945	(851)
Net (income) loss attributable to noncontrolling interests	(27)	1
Net income (loss) attributable to the Company	$5,918	$(850)
The condensed assets for each of the segments as of December 31, 2022 and 2021, along with capital expenditures and loan originations for the years ended December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
	(in thousands)
Condensed assets:
Office	$471,677	$449,843
Hotel	99,082	101,308
Lending	76,148	96,729
Non-segment assets(1)	43,341	12,986
Total assets	$690,248	$660,866

	Year Ended December 31,
	2022	2021
	(in thousands)
Capital expenditures (2) and loan originations:
Office	$9,094	$5,714
Hotel	414	193
Total capital expenditures	9,508	5,907
Loan originations	40,619	133,290
Total capital expenditures and loan originations	$50,127	$139,197

(1)Includes investments in real estate of $9.9 million representing three development sites which the Company intends to develop into multifamily assets.
(2)Represents additions and improvements to real estate investments, excluding acquisitions. Includes the activity for dispositions through their respective disposition dates.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)
18. SUBSEQUENT EVENTS
Property Acquisitions
On January 31, 2023, the Company acquired an 89.42% interest in each of Channel House, an 8-story apartment building with 333 units in Jack London Square, Oakland, California, land parcel F-3 and land parcel Site D, in each case located in Oakland, California, from related party entities also managed by CIM Group (collectively the “JLS Sellers”) for $120.4 million, $200,000 and $2.2 million, respectively (including, in the case of Channel House, an assumption of a mortgage of $103.0 million). The purchase price is based on bids received by the JLS Sellers in connection with a marketed sales process and is subject to customary post-closing adjustments and does not include transaction costs relating to the acquisition. CMCT’s knowledge of the asset, the market in which it is located and the ability of CMCT to close the transaction rapidly and with certainty were key factors in securing this opportunity. In March, 2023, the Company made a principal payment of $16.0 million on the Channel House mortgage.

On February 17, 2023, an indirect wholly owned subsidiary of the Company announced the closing of a co-investment transaction pursuant to which three international co-investors acquired an 80% interest in a property owned by such subsidiary located at 4750 Wilshire Blvd in Los Angeles (“4750 Wilshire”) for an aggregate of approximately $34.4 million, excluding transaction costs. The Company intends to convert two out of the three floors of 4750 Wilshire into for-lease multifamily units. The total cost of the conversion is expected to be approximately $31.0 million, which will be financed by a combination of equity contributions from the Company and co-investors as well as a $38.5 million mortgage from a bank Pursuant to the co-investment agreement, each co-investor will pay an on-going management fee to the Company. In addition, the Company may earn incentive fees from co-investors based on the performance of 4750 Wilshire after conversion. The Company will account for its retained ownership interest in the 4750 Wilshire Project as an equity method investment.

On February 28, 2023, the Company and a co-investor acquired from an unrelated third-party a 100% fee-simple interest in a 75-unit four-story multifamily property located in the Echo Park neighborhood of Los Angeles, California for a purchase price of $19.1 million, excluding transaction costs. The Company owns 50% of this property. A mortgage of $9.6 million on the property was obtained in connection with the acquisition. The Company will account for its ownership interest as an equity method investment.
On March 9, 2023, our lending division completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $54.1 million of unguaranteed SBA 7(a) loan-backed notes (with net proceeds of approximately $43.3 million, after payment of fees and expenses in connection with the securitization and the funding of a reserve account and an escrow account). The SBA 7(a) loan-backed notes are collateralized by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2048, with monthly payments due as payments on the collateralized loans are received. The SBA 7(a) loan-backed notes bear interest at a per annum rate equal to the lesser of (i) 30-day average compounded SOFR plus 2.90% and (ii) prime rate minus 0.35%. The annual interest rate for the first interest payment date shall be 7.40%. We reflect the SBA 7(a) loans receivable as assets on our consolidated balance sheet and the SBA 7(a) loan-backed notes as debt on our consolidated balance sheet.
On March 28, 2023, an indirect wholly-owned subsidiary of the Company acquired a 98.05% interest in Eleven Fifty Clay, a 16-story apartment building with 288 units in downtown Oakland, California, from a related party also managed by CIM Group (the “Clay Seller”). The purchase price is $142.7 million (including an assumption of a mortgage of $78.3 million), exclusive of transactions costs. The purchase price is based on bids received by the Clay Seller in connection with a marketed sales process and will be subject to customary adjustments at closing. CMCT’s knowledge of the asset, the market in which it is located and the ability of CMCT to close the transaction rapidly and with certainty were key factors in securing this opportunity.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021
and for the Years Ended December 31, 2022 and 2021 (Continued)

Dividend Declaration
On March 20, 2023, the Company declared a cash dividend of $0.085 per share of its Common Stock, to be paid on April 11, 2023 to stockholders of record at the close of business on March 30, 2023.

Schedule III—Real Estate and Accumulated Depreciation
December 31, 2022
(in thousands)

				Initial Cost		Net Improvements (Write-Offs) Since Acquisition	Gross Amount at Which Carried (2)
Property Name, City and State	Encumbrances			Land	Building and Improvements		Land	Building and Improvements	Total	Acc. Deprec.	Year Built / Renovated	Year of Acquisition
Office
3601 S Congress Avenue (1)
Austin, TX		$—	(1)	$9,569	$18,593	$14,584	$9,569	$33,177	$42,746	$8,985	1918 / 2001 & 2020	2007
1 Kaiser Plaza
Oakland, CA	$97,100			9,261	113,619	19,058	9,261	132,677	141,938	56,435	1970 / 2008	2008
2 Kaiser Plaza Parking Lot (1)
Oakland, CA		—	(1)	10,931	110	3,665	10,931	3,775	14,706	—	N/A	2015
11600 Wilshire Boulevard (1)
Los Angeles, CA		—	(1)	3,477	18,522	2,449	3,477	20,971	24,448	7,267	1955	2010
11620 Wilshire Boulevard (1)
Los Angeles, CA		—	(1)	7,672	51,999	6,989	7,672	58,988	66,660	19,721	1976	2010
4750 Wilshire Boulevard
Los Angeles, CA		—	(1)	16,633	28,985	6,533	16,633	35,518	52,151	7,476	1984 / 2014	2014
Lindblade Media Center
Los Angeles, CA		—	(1)	6,342	11,568	491	6,342	12,059	18,401	2,658	1930 & 1957 / 2010	2014
1037 N Sycamore
Los Angeles, CA		—	(1)	1,839	1,094	113	1,839	1,207	3,046	45	2000 / 2021	2021
1130 Howard Street (1)
San Francisco, CA		—	(1)	8,290	10,480	(45)	8,290	10,435	18,725	1,421	1930 / 2016 & 2017	2017
9460 Wilshire Boulevard (1)
Los Angeles, CA		—	(1)	52,199	76,730	2,250	52,199	78,980	131,179	10,437	1959 / 2008	2018
1021 E 7th Street
Austin, TX		—	(1)	4,976	733	—	4,976	733	5,709	221	1972 / 2001	2020
3101 S Western Avenue
Los Angeles, CA		—	(1)	2,279	—	620	2,279	620	2,899	—	N/A	2022
3022 S Western Avenue
Los Angeles, CA		—	(1)	5,637	156	439	5,637	595	6,232	5	N/A	2022
1007 E 7th Street
Austin, TX		—	(1)	1,866	6	138	1,866	144	2,010	23	1920	2022
3109 S Western Avenue
Los Angeles, CA		—	(1)	709	2	23	709	25	734	—	N/A	2022

Hotel
Sheraton Grand Hotel (1)
Sacramento, CA		—	(1)	3,497	107,447	67	3,497	107,514	111,011	39,566	2001	2008
Sheraton Grand Hotel Parking & Retail (1)
Sacramento, CA	—			6,550	10,996	272	6,550	11,268	17,818	4,147	2001	2008
	$97,100			$151,727	$451,040	$57,646	$151,727	$508,686	$660,413	$158,407

(1)These properties collateralize the revolving credit facility, which had a $56.2 million outstanding balance as of December 31, 2022.

(2)The aggregate gross cost of property included above for federal income tax purposes approximates $714.3 million (unaudited) as of December 31, 2022.

Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2022
(in thousands)
The following table reconciles the Company’s investments in real estate from January 1, 2021 to December 31, 2022:

	Year Ended December 31,
	2022	2021
	(in thousands)
Investments in Real Estate
Balance, beginning of period	$642,702	$637,205

Additions:
Improvements	10,548	5,907
Property acquisitions	10,756	2,933
Deductions:
Retirements	(3,593)	(3,343)
Balance, end of period	$660,413	$642,702
The following table reconciles the accumulated depreciation from January 1, 2021 to December 31, 2022:

	Year Ended December 31,
	2022	2021
	(in thousands)
Accumulated Depreciation
Balance, beginning of period	$(144,718)	$(131,165)

Additions: depreciation	(17,282)	(16,896)
Deductions:
Assets held for sale	—	—
Asset sales	—	—
Retirements	3,593	3,343
Balance, end of period	$(158,407)	$(144,718)

Schedule IV—Mortgage Loans on Real Estate
December 31, 2022
(dollars in thousands, except footnotes)

												Principal
												Amount of
												Loans Subject
Geographic	Number						Final			Carrying		to Delinquent
Dispersion of	of	Size of Loans					Maturity			Amount of		Principal or
Collateral	Loans	From	To	Interest Rate			Date Range			Mortgages (1)		“Interest”

SBA 7(a) Loans - States 2% or greater (2) (3):
Ohio	21	$60	$880	7.75%	to	9.00%	01/30/38	—	10/12/47	$8,208		$—
Texas	20	$5	$860	7.75%	to	9.00%	05/22/23	—	01/26/47	6,553		—
Indiana	12	$90	$950	7.75%	to	9.00%	05/14/36	—	08/26/46	4,617		—
Michigan	14	$80	$950	7.75%	to	9.00%	12/10/34	—	10/27/46	4,075		—
Florida	11	$20	$1,040	8.00%	to	9.00%	06/29/32	—	05/19/47	3,942		—
West Virginia	7	$50	$860	7.75%	to	9.00%	09/25/31	—	09/07/47	2,421		—
Louisiana	7	$60	$580	8.00%	to	9.00%	11/22/31	—	05/26/47	2,158		—
Pennsylvania	4	$300	$670	8.00%	to	9.00%	03/05/40	—	11/29/43	2,016		—
Kentucky	9	$5	$440	8.00%	to	9.00%	11/11/32	—	03/23/47	1,963		—
Illinois	11	$50	$290	8.00%	to	9.00%	09/08/39	—	10/26/47	1,876		—
North Carolina	7	$60	$770	8.00%	to	9.00%	09/08/32	—	04/25/47	1,793		—
New Mexico	5	$90	$760	7.75%	to	9.00%	11/17/34	—	08/09/46	1,689		—
Virginia	5	$110	$640	8.00%	to	8.75%	12/27/44	—	12/15/47	1,497		—
Alabama	7	$20	$470	8.00%	to	8.75%	07/27/25	—	09/10/46	1,427		—
Georgia	6	$110	$320	8.25%	to	9.00%	12/28/34	—	08/11/47	1,347		—
South Carolina	4	$270	$380	8.00%	to	9.00%	11/06/40	—	07/30/44	1,284		—
Tennessee	4	$140	$440	8.50%	to	8.75%	06/01/43	—	08/31/46	1,226		—
Wisconsin	5	$100	$500	8.00%	to	9.00%	03/05/32	—	06/09/46	1,167		—
Colorado	3	$310	$510	7.75%	to	8.50%	02/17/41	—	09/15/45	1,154		—
Other (4)	31	$30	$520	6.00%	to	9.00%	07/26/26	—	11/11/47	7,144		104
Government guaranteed portions (5)										117		—
SBA 7(a) loans, subject to secured borrowings (6)										5,979		—
Total reserves										(1,106)		—
	193									$62,547	(7)	$104

(1)Excludes general reserves of $1,021,000 since not specifically identified.
(2)Includes $551,000 of loans with subordinate lien positions.
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
(7)For Federal income tax purposes, the aggregate cost basis of the Company’s loans was approximately $56.2 million (unaudited).

Schedule IV—Mortgage Loans on Real Estate (Continued)
December 31, 2022
(in thousands)

	Year Ended December 31,
	2022	2021
Balance, beginning of period	$73,543	$83,135

Additions during period:
New loans	40,619	133,290
Other - deferral of loan origination costs	1,086	2,559
Other - accretion of loan discounts, net of amortization of deferred origination costs	1,836	1,424

Deductions during period:
Collections of principal	(20,250)	(32,370)
Cost of mortgages sold, net	(34,124)	(114,437)
Other - bad debt expense	(163)	(58)
Balance, end of period	$62,547	$73,543