Form 10-K/A
period 2022-12-31
Creative Media & Community Trust Corp
filed 2023-04-28
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-13610
CREATIVE MEDIA & COMMUNITY TRUST CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Maryland				75-6446078
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)
17950 Preston Road,	Suite 600,	Dallas,	Texas	75252
(Address of Principal Executive Offices)				(Zip Code)
(972)				349-3200
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, $0.001 Par Value	CMCT	Nasdaq Global Market
Common Stock, $0.001 Par Value	CMCT	Tel Aviv Stock Exchange
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐   No ☒
As of June 30, 2022, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on the Nasdaq Global Market as of the close of business on June 30, 2022 was approximately $97.2 million. The registrant does not have any nonvoting common equities.
As of April 28, 2023, the registrant had outstanding 22,737,853 shares of common stock, par value $0.001 per share.

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Creative Media & Community Trust Corporation (the “Company,” “we,” “us” or “our”) for the year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “Original Form 10-K”).
This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to the Annual Report on Form 10-K.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the cover page to the Original Form 10-K and Items 10 through 14 of Part III of the Original Form 10-K are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is supplementing Item 15 of Part IV of the Original Form 10-K to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 with this Amendment. Because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.
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

Name	Age	Position
Douglas Bech	77	Director (independent)
John Hope Bryant	57	Director (independent)
Marcie Edwards	66	Director (independent)
Shaul Kuba	60	Director
Richard Ressler	64	Director and Chairman of the Board
Avraham Shemesh	61	Director
Elaine Wong	44	Director (independent)
Douglas Bech has served as a director of the Company since March 2014, and since 1997 as founder and Chief Executive Officer of Raintree Resorts International, a private enterprise engaged in vacation ownership and resort operations in Mexico, the United States and Canada. Prior to founding Raintree, Mr. Bech practiced securities and corporate finance law from 1970 to 1997. Mr. Bech also served as a director of J2 Global, Inc. from November 2000 to October 2021 and from August 1988 through November 2000, he served as a director of eFax.com, a company J2 Global, Inc. acquired in November 2000. In October 2021 Mr. Bech was appointed non-executive chairman of the Board of directors of Consensus Cloud Solutions, Inc., a company which was spun off to the J2 (now renamed Ziff-Davis) shareholders. Mr. Bech also served as presiding independent director of HollyFrontier Corporation from July 2011 until May 2021, when Mr. Bech retired from its board of directors. Mr. Bech had previously served as a director of Frontier Oil Corporation from 1993 until its merger with Holly Corporation in July 2011. Mr. Bech also served, from 2014 until February 1, 2016, as an independent trust manager of Moody National REIT II, Inc., a registered, non-traded real estate investment trust that acquires limited service hotels in the United States. Mr. Bech’s previous work as a securities and corporate finance lawyer, as a director of other diverse public companies, and his experience as a chief executive officer of a multi-national enterprise provides expertise on corporate governance, legal matters and finance, as well as a general business management perspective to the Board.
John Hope Bryant has served as a director of the Company since November 2022. Mr. Bryant is chairman and chief executive officer of Bryant Group Ventures and The Promise Homes Company (“TPHC”), the largest for-profit minority controlled owner of institutional-quality, single-family residential rental homes in the U.S. Bryant founded TPHC as a start-up idea in the summer of 2017, and, by the summer of 2021, it had become the largest minority controlled single family home rental company in the nation. Further, Mr. Bryant has served as a director of Nextdoor Holdings, Inc. since November 2021 and currently serves on its Nominating, Corporate Governance, and Corporate Responsibility Committee. Mr. Bryant is also the Founder, Chairman, and Chief Executive Officer of Operation HOPE, Inc., the largest not-for-profit and best-in-class provider of financial literacy, financial inclusion, and economic empowerment tools and services in the United States for youth and adults. He has served as an advisor to three sitting U.S. presidents from both political parties. Mr. Bryant is a founding member of the Clinton Global Initiative and a member of the World Economic Forum’s “The Forum of Young Global Leaders.” In addition, he hosts a national podcast series on iHeart and is a regular guest on CNBC’s Squawk Box, a columnist for Bloomberg Opinion and a contributor to Huffington Post and Black Enterprise. Mr. Bryant was selected to serve as a director because of his experience as an entrepreneur and a real estate investor, his leadership skill and his deep connections to the community, all of which are expected to bring valuable insight to the Board.
Marcie Edwards has served as a director of the Company since her appointment by our Board on February 11, 2021. Ms. Edwards served as the General Manager of the Los Angeles Department of Water and Power (LADWP) from 2014 to 2017. In that capacity, she managed a city agency with an annual budget of more than $6 billion and approximately 10,000 employees. As part of her role at LADWP, she served as a member of the Board of the Water and Power Employees’ Retirement Plan, overseeing more than $12 billion in investments. Prior to her tenure at LADWP, Ms. Edwards was the City Manager of the City of Anaheim from 2013 to 2014, overseeing an annual budget of more than $1 billion with approximately 3,000 employees, including a fire department, a police department, and a public utility company. From 2000 to 2012, Ms. Edwards was the Utility General Manager of Anaheim Public Utilities and, prior to 2000, Ms. Edwards spent almost 25 years with LADWP in a variety of positions. From 2019 to 2021, she was Chair to the California Wildfire Safety Advisory Board as a gubernational appointee. Since 2019, Ms. Edwards has been a board member of S&C Electric Company in Chicago (and a member of the Audit Committee since 2021). In 2019, Ms. Edwards was invited to serve on the Southern California Gas Company’s Advisory Safety Council. Ms. Edwards has a Master in Public Administration degree from the University of LaVerne. Ms. Edwards’ extensive experience in public administration provides the Board with a strong resource on a variety of important strategic matters.
Shaul Kuba has served as a director of the Company since March 2014 and Chief Investment Officer of the Company since November 2022. Mr. Kuba is a Co-Founder, Principal and President of CIM’s Real Asset Services division with more than 30 years of active real estate, infrastructure and lending experience. Since co-founding CIM Group, L.P. in 1994, Mr. Kuba has been an integral part of building CIM Group, L.P.’s platforms. As a Principal and Head of CIM Group, L.P.’s Development Group, he is actively involved in the development, redevelopment and repositioning of CIM Group, L.P.’s real estate assets. Additionally, Mr. Kuba is instrumental in sourcing new opportunities and establishing and maintaining relationships with national and regional retailers, hospitality brands and restaurateurs. He serves on CIM Group, L.P.’s Investment, Allocation and Real Asset Management Committees and provides guidance on the diverse opportunities across CIM’s platforms. He also serves as an officer of various affiliates of CIM. Prior to CIM Group, L.P., Mr. Kuba was involved in a number of successful entrepreneurial real estate activities including co-founding Dekel Development, a developer of commercial and multifamily properties in Los Angeles. Mr. Kuba has in depth knowledge of CIM Urban’s business and operations and has significant experience with the real estate development process and sourcing new transactions as a result of his experience with CIM Group, L.P., including as Co-Founder thereof.
Richard Ressler has served as director and chairman of the Company since March 2014. Mr. Ressler is the founder and President of Orchard Capital Corporation (“Orchard Capital”), a firm through which Mr. Ressler oversees companies in which Orchard Capital or its affiliates invest. Through his affiliation with Orchard Capital, Mr. Ressler serves in various senior capacities with, among others, CIM Group, L.P. (together with its controlled affiliates, “CIM”), a community-focused real estate and infrastructure owner, operator, lender and developer, Orchard First Source Asset Management, LLC (together with its controlled affiliates, “OFSAM”), which provides personnel staffing to OFS Capital Management, LLC, a registered investment adviser focusing primarily on investments in middle market and broadly syndicated US loans, debt and equity positions in collateralized loan obligations and other structured credit investments, OFS CLO Management, LLC, a registered investment adviser focusing primarily on investments in broadly syndicated US loans, and OCV Management, LLC (“OCV”), an investor, owner and operator of technology companies. Mr. Ressler also serves as a board member for various public and private companies in which Orchard Capital or its affiliates invest. Mr. Ressler served as non-executive chairman of the board of Ziff Davis, Inc. (NASDAQ: ZD), formerly known as j2Global, Inc., from 1997 until May 2022. In addition, he has also served as the Chief Executive Officer and President and as a director of CIM Real Estate Finance Trust, Inc. (“CMFT”), a non-listed REIT operated by an affiliate of CIM that invests in net lease core real estate assets as well as real estate loans and other credit investments, since February 2018, and has served as Chairman of its board of directors since August 2018. Mr. Ressler has served as the chairman of the investment risk management committee of CMFT since April 2022 and served as a member of the nominating and corporate governance committee from August 2018 to March 2022. Mr. Ressler served as the Chief Executive Officer, President and a director of CIM Income NAV, Inc. (“CIM Income NAV”) from February 2018 to December 2021 and as Chairman of the board of directors of CIM Income NAV from August 2018 to December 2021 until CIM Income NAV’s merger with and into CMFT in December 2021. Mr. Ressler served as the Chief Executive Officer and President and as a director of Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) from February 2018 and as chairman of its board of directors from August 2018 until CCIT III’s merger with and into CMFT in December 2020. Mr. Ressler also served as a director of Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) from January 2019 until CCIT II’s merger with Griffin Realty Trust, Inc. (“GRT”) in March 2021 and as a director of Cole Credit Property Trust V, Inc. (“CCPT V”) from January 2019 to October 2019.
Mr. Ressler co-founded CIM Group, L.P. in 1994 and serves as the Executive Chairman of CIM and as an officer of various affiliates of CIM, including our manager. He chairs CIM's Executive, Investment, Allocation and Real Asset Management Committees. Mr. Ressler co-founded the predecessor of OFSAM in 2001 and chairs its executive committee. Mr. Ressler co-founded OCV in 2016 and chairs its executive committee. Prior to founding Orchard Capital, from 1988 until 1994, Mr. Ressler served as Vice Chairman of Brooke Group Limited, the predecessor of Vector Group, Ltd. (NYSE: VGR) and served in various executive capacities at VGR and its subsidiaries. Prior to VGR, Mr. Ressler was with Drexel Burnham Lambert, Inc., where he focused on merger and acquisition transactions and the financing needs of middle-market companies. Mr. Ressler began his career in 1983 with Cravath, Swaine and Moore LLP, working on public offerings, private placements, and merger and acquisition transactions. Mr. Ressler holds a B.A. from Brown University, and J.D. and M.B.A. degrees from Columbia University. Mr. Ressler has in depth knowledge of CIM Urban’s business and operations and has extensive experience with, and knowledge of, business management and finance as a result of his experience with CIM, including as Co-Founder thereof.
Avraham Shemesh has served as a director of the Company since March 2014. Mr. Shemesh is a Co-Founder, Principal and President of CIM’s Real Asset Management division with more than 30 years of active real estate, infrastructure and lending experience. Since co-founding CIM Group, L.P. in 1994, Mr. Shemesh has been instrumental in building CIM Group, L.P.’s real estate, infrastructure and debt platforms. He serves on CIM Group, L.P.’s Investment, Allocation, Real Assets Management and Valuation Committees as well as the ICCS, providing guidance on the diverse opportunities available across CIM’s various platforms and acts in various senior capacities within CIM Mr. Shemesh is responsible for CIM’s long-time relationships with strategic institutions and oversees teams essential to acquisitions, portfolio management and internal and external communication. He serves as an officer of various affiliates of CIM. In addition, Mr. Shemesh has served as a director of CMFT since March 2019. He served as a director of CIM Income NAV from January 2019 to December 2021. He also served as the Chief Executive Officer and President and as a director of CCIT II from February 2018, and as Chairman of the board of directors of CCIT II from August 2018 until CCIT II’s merger with GRT in March 2021. Until the mergers of such entities with and into CMFT in December 2020, he served as the Chief Executive Officer and as a director of CCPT V beginning in March 2018, as Chairman of the board of directors of CCPT V beginning in August 2018, and as a director of CCIT III beginning in January 2019. Prior to CIM Group, L.P., Mr. Shemesh was involved in a number of successful entrepreneurial real estate activities, including co-founding Dekel Development, a developer of a wide variety of commercial and multifamily properties in Los Angeles. Mr. Shemesh has in depth knowledge of CIM Urban’s business and operations and has significant experience with the real estate operating process and strategic planning as a result of his experience with CIM Group, L.P., including as Co-Founder thereof.
Elaine Wong has served as a director of the Company since May 2022. Ms. Wong was a Principal at CIM Group, L.P. and served as its Head of Marketing & Communications from May 2018 until her retirement from CIM at the end of June 2021. Ms. Wong was a member of CIM’s Investment Committee from February 2015 to June 2021. From February 2015 to April 2018, Ms. Wong served as CIM’s Global Head of Partner & Co-Investor Relations. She served at CIM from February 2012 to January 2015 as 1st Vice President, Global Head of Fundraising and Investor Relations, from February 2010 to January 2012 as Vice President, Fundraising & Investor Relations, and from April 2007 to January 2010 as Associate, Investor Relations. She was also a director of CMFT from October 2019 to December 2021, a director of CIM Income NAV from October 2019 until its merger with CMFT in December 2021, a director of CCPT V from October 2019 until its merger with CMFT in December 2020 and a director of CCIT II from October 2019 until its merger with GRT in March 2021. Prior to joining CIM, Ms. Wong served from May 2005 to March 2007 as an Associate at Perry Capital, LLC, and from July 2001 to April 2005 as an Analyst, and then Associate in the Equities Division, Financial and Strategic Management, of Goldman Sachs & Co. Ms. Wong received a Bachelor of Science degree in Accounting and Finance from New York University, Leonard N. Stern School of Business. Ms. Wong was selected to serve as a director because of her financial background and experience and expertise in investor relations, marketing and communications strategy, and fundraising, all of which are expected to bring valuable insight to the Board.

Executive Officers
Set forth below are the names of the persons who are our executive officers as of the date hereof, their ages and their positions with the Company. Each executive officer will serve until his successor is duly appointed, or until his earlier death, resignation or removal from office.

Name	Age	Position
David Thompson	59	Chief Executive Officer
Barry N. Berlin	62	Chief Financial Officer and Secretary; Executive Vice President and Treasurer
David Thompson has been Chief Executive Officer of the Company since March 2019. Mr. Thompson served as the Chief Financial Officer of the Company from March 2014 to March 2019. Mr. Thompson is also a Principal, Chief Financial Officer of CIM Group, L.P. and serves on CIM Group, L.P.’s Investment, Valuation Committee and the ICCS. He joined CIM Group, L.P. in 2009. In addition, Mr. Thompson has served as the Chief Executive Officer and Trustee of CIM Real Assets & Credit Fund, a closed-ended interval fund that seeks to invest in a mix of institutional-quality real estate and credit assets, since February 2019. Prior to joining CIM Group, L.P. in 2009, Mr. Thompson spent 15 years with Hilton Hotels Corporation, most recently as Senior Vice President and Controller, where he was responsible for worldwide financial reporting, financial planning and analysis, internal control and technical accounting compliance. Mr. Thompson’s experience includes billions of dollars of real estate acquisitions and dispositions in the office, retail, multifamily, hotel, gaming and timeshare sectors, as well as significant capital markets experience. Mr. Thompson began his career as a C.P.A. in the Los Angeles office of Arthur Andersen & Co. Mr. Thompson received a B.S. degree in Accounting from the University of Southern California.
Barry N. Berlin has been Chief Financial Officer and Secretary of the Company since August 2022. Mr. Berlin has been the Executive Vice President and Treasurer of the Company since October 2008 and was Chief Financial Officer of the Company’s predecessor from June 1993 to March 2014. He has been Chief Financial Officer of the Company’s wholly-owned subsidiary lending business since 1992 and has been the Chief Executive Officer and Chairman of the Board of Directors of that business since 2020. In addition, Mr. Berlin has served in various finance and accounting roles within CIM Group and its affiliates since 2017 and is currently a Managing Director of CIM Group, Chief Financial Officer of CIM Real Assets & Credit Fund, a closed-ended interval fund advised by an affiliate of CIM Group that is registered as an investment company under the Investment Company Act of 1940, as amended, Chief Financial Officer of CIM Capital, LLC, the Company’s operator and an investment adviser registered with the Securities and Exchange Commission. Mr. Berlin earned a Bachelor of Science degree in Accounting from the University of Florida and is a certified public accountant. Mr. Berlin began his career in public accounting.
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
Statement on Corporate Governance
Governance Principles. The Board has adopted a set of Governance Principles that provides a framework for the governance of the Company. The Company’s Governance Principles may be found on the Company’s website at https://shareholders.creativemediacommunity.com/corporate-overview/corporate-governance in the section entitled “Governance Documents.”
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
Code of Ethics. The Board has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, the Operator (as defined below) and the Administrator (as defined below), including the Company’s principal executive officer and principal financial and accounting officer (the “Code of Ethics”).
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
The Company’s Code of Business Conduct and Ethics may be found on the Company’s website at https://shareholders.creativemediacommunity.com/corporate-overview/corporate-governance in the section entitled “Governance Documents.”
Meetings of the Board
The Board held a total of seven meetings during the year ended December 31, 2022. Each director attended at least 75 percent of the aggregate number of Board meetings and the meetings of committees on which he or she served during 2022. Directors are encouraged to attend the annual meeting of stockholders of the Company. All but one member of our Board virtually attended our 2022 annual meeting of stockholders.
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
Audit Committee. The Company has a standing Audit Committee that oversees the accounting and financial reporting processes as well as legal, compliance and risk management matters. The Audit Committee consists of Ms. Wong (chairman), Mr. Bech and Ms. Edwards. The Audit Committee is comprised entirely of directors who meet the independence and financial literacy requirements of Nasdaq and applicable SEC rules. See “—Independence of Directors.” In addition, the Board has determined that Ms. Wong qualifies as an “audit committee financial expert” as defined in SEC rules.
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
During 2022, the Audit Committee held six meetings.
The charter for the Audit Committee may be found on the Company’s website at https://shareholders.creativemediacommunity.com/corporate-overview/corporate-governance in the section entitled “Committee Charters.”
Compensation Committee. Our Compensation Committee consists of two of our independent directors: Mr. Bech, who serves as chairman, and Ms. Wong. Our Board has adopted a charter for the Compensation Committee that sets forth its specific functions, powers, duties and responsibilities. Among other things, the Compensation Committee charter calls upon the Compensation Committee to:
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
During 2022, the Compensation Committee held four meetings.
The charter for the Compensation Committee may be found on the Company’s website at https://shareholders.creativemediacommunity.com/corporate-overview/corporate-governance in the section entitled “Committee Charters.”
Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee is comprised of two of our independent directors: Messrs. Bech, who serves as chairman, and Ms. Edwards. The Nominating and Corporate Governance Committee was formed to establish and implement our corporate governance practices and to nominate individuals for election to the Board. Our Nominating and Corporate Governance Committee operates pursuant to a written charter adopted by our Board. Among other things, the committee charter calls upon the Nominating and Corporate Governance Committee to: (i) periodically review the size and composition of the Board and recommend to the Board such modifications to its size and/or composition as are determined by the Nominating and Corporate Governance Committee to be necessary or desirable; (ii) recommend to the Board the director nominees for the next annual meeting of stockholders; and (iii) develop and recommend to the Board a set of corporate governance principles applicable to the Company.
During 2022, the Nominating and Corporate Governance Committee held four meetings.
The charter for the Nominating and Corporate Governance Committee may be found on the Company’s website at https://shareholders.creativemediacommunity.com/corporate-overview/corporate-governance in the section entitled “Committee Charters.”
Director Nomination Procedures
Director Qualifications. The Nominating and Corporate Governance Committee believes that each member of the Board must possess high personal and professional ethics, integrity and values, and be committed to representing the long term interests of the stockholders, as well as an inquisitive mind, an objective perspective, practical wisdom and mature judgment. In addition, directors must be willing to devote sufficient time to carry out their duties and responsibilities effectively. The

Nominating and Corporate Governance Committee is committed to diversity on the Board, values diversity and believes the Board should reflect an appropriate diversity of viewpoints, background, experience, ethnicity, gender, culture and other demographics.
Identifying and Evaluating Nominees. The Nominating and Corporate Governance Committee may consider those factors it deems appropriate in evaluating director candidates as outlined above. The skills and personality of each director should fit with those of the other directors in building a Board that is effective, collegial and responsive to the needs of the Company. The Nominating and Corporate Governance Committee may consider candidates for the Board from any reasonable source, including current board members, stockholders, professional search firms or other persons. The Nominating and Corporate Governance Committee does not evaluate candidates differently based on who has made the recommendation. The Nominating and Corporate Governance Committee may hire and pay a fee to consultants or search firms to assist in the process of identifying and evaluating candidates; however, no such consultant or search firm was engaged in the year ended December 31, 2022.
Stockholder Nominees. The Nominating and Corporate Governance Committee will consider properly submitted stockholder nominees for election to the Board and will apply the same evaluation criteria in considering such nominees as it would to persons nominated under any other circumstances. Any stockholder nominations proposed for consideration by the Nominating and Corporate Governance Committee should include the nominee’s name and sufficient biographical information to demonstrate that the nominee meets the qualification requirements for board service as set forth under “—Director Qualifications.” The nominee’s written consent to the nomination should also be included with the nomination submission, which should be sent in accordance with the provisions of our bylaws and addressed to: Mr. Barry Berlin, Secretary of the Company, 17950 Preston Road, Suite 600, Dallas, Texas 75252.
Additional information regarding submitting stockholder proposals is set forth in our bylaws. Stockholders may request a copy of our bylaws from the Company’s Secretary, Mr. Barry Berlin, Secretary of the Company, Creative Media & Community Trust Corporation, 17950 Preston Road, Suite 600, Dallas, Texas 75252.
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
Based solely upon a review of these reports, and upon representations from certain of such persons, we believe that all SEC ownership reporting requirements applicable to our directors, executive officers and beneficial owners of more than 10% of our Common Stock were satisfied on a timely basis during and with respect to the fiscal year ended December 31, 2022.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Background
This Compensation Discussion and Analysis relates to compensation paid to the Company’s named executive officers during fiscal year 2022.
2022 Named Executive Officers
The following individuals were our named executive officers during 2022:

Name	Position
David Thompson	Chief Executive Officer
Barry N. Berlin	Chief Financial Officer and Secretary; Executive Vice President and Treasurer
Nathan D. DeBacker*	Chief Financial Officer and Secretary
___________________
*    Mr. DeBacker stepped down as Chief Financial Officer and Secretary of the Company on August 10, 2022. On the same day, Mr. Berlin was appointed Chief Financial Officer and Secretary of the Company.
The Company is externally operated by the Operator, an affiliate of CIM Group, L.P. In addition, CIM Service Provider, LLC (the “Administrator”), a subsidiary of CIM Group, provides certain administrative services to the Company and its subsidiaries. Mr. Thompson, Chief Executive Officer, and Mr. DeBacker, former Chief Financial Officer and Secretary, are employed by an affiliate of the Operator and the Administrator and their compensation is determined by, and paid to them directly by, such affiliate. The Company did not pay Mr. Thompson or Mr. DeBacker any compensation in 2022. Therefore, their compensation is not discussed in this Compensation Discussion and Analysis.
While Mr. Berlin has an employment agreement with the Company as described below under “—Potential Payments Upon Termination or Change in Control,” Mr. Berlin has been jointly employed by the Company and an affiliate of the Operator and the Administrator. Mr. Berlin became the Chief Financial Officer and Secretary of the Company in August 2022. In addition, during 2022, Mr. Berlin was the Executive Vice President and Treasurer of the Company, Chief Financial Officer of the Company’s wholly-owned subsidiary lending business and Chief Executive Officer and Chairman of the Board of Directors of that business. In 2022, Mr. Berlin’s compensation was paid by an affiliate of the Operator and the Administrator. Such affiliate was then reimbursed by the Company. In 2022, the amount of the reimbursement was based on Mr. Berlin’s time spent (i) working on matters pertaining to the lending business of the Company and (ii) in his role as Executive Vice President and Treasurer of the Company from January 1, 2022 to August 10, 2022 (when Mr. Berlin assumed the additional role of Chief Financial Officer and Secretary). In 2022, such affiliate did not seek reimbursement from the Company for the time that Mr. Berlin spent in his role as Chief Financial Officer of the Company.
Role of Management and the Board in the Compensation Setting Process
Management of the Company and the Board had no role in setting the compensation of Mr. Berlin.
Stockholder Advisory Vote
    Mr. Berlin became Chief Financial Officer and Secretary of the Company in August 2022. There was no vote on the Company’s executive compensation in 2021 because the Company did not pay compensation to any of its named executive officers for 2021.

Compensation Policies and Practices in Relation to Risk Management
As of December 31, 2022, the Company had five employees. Accordingly, the Compensation Committee does not believe that the Company’s compensation policies and practices are reasonably likely to have a material adverse effect on the Company.
Use of Independent Compensation Consultant
The Compensation Committee did not engage the services of an independent compensation consultant in 2022.
Determining 2022 Executive Compensation
As described above, Messrs. Thompson and DeBacker are employed and paid by an affiliate of the Operator and the Administrator and, therefore, their 2022 compensation is not discussed herein. In 2022, as described above under “—2022 Name Executive Officers,” Mr. Berlin’s compensation that was attributable to the time that he spent in his role as Chief Financial Officer of the Company was not borne by the Company but by an affiliate of the Operator and the Administrator. Accordingly, the Board did not play a role in determining Mr. Berlin’s compensation.
2022 Base Salary and Annual Cash Incentive
Mr. Berlin’s compensation that was attributable to the time that he spent in his role as Chief Financial Officer of the Company was not borne by the Company but by an affiliate of the Operator and the Administrator as described above under “—2022 Name Executive Officers.” Accordingly, the Board did not play a role in determining Mr. Berlin’s compensation.
Severance and Change in Control Agreements
Mr. Berlin’s employment agreement with the Company provided for a severance payment as specified therein.
Tax Considerations
Internal Revenue Code Section 162(m) generally limits the deductibility of compensation paid to certain executive officers in excess of $1,000,000 in any one year. The Compensation Committee was aware of the impact of Internal Revenue Code Section 162(m), but our named executive officers did not receive compensation from the Company in excess of the $1,000,000 limit. The Compensation Committee will continue to consider the tax consequences when determining named executive officer compensation. As in the past, the Board, upon the recommendation of the Compensation Committee, reserves the right to make compensation payments that are nondeductible.
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
COMPENSATION COMMITTEE

Douglas Bech, Chairman
Elaine Wong
Summary Compensation Table
The table below sets forth information concerning compensation of each of our named executive officers for the years ended December 31, 2022 and, 2021, respectively. As described in the Compensation Discussion and Analysis, Messrs. Thompson and DeBacker are employed by an affiliate of the Operator and the Administrator and their compensation is determined by, and paid to them directly by, such affiliate. The Company did not pay Messrs. Thompson or DeBacker any compensation in 2022.
Mr. Berlin has been jointly employed by the Company and an affiliate of the Operator and the Administrator. Mr. Berlin has an employment agreement with the Company, which agreement is described below under “—Potential Payments Upon Termination or Change in Control.” Mr. Berlin became the Chief Financial Officer and Secretary of the Company in August 2022. Prior to that, Mr. Berlin has been the Executive Vice President and Treasurer of the Company since October 2008, Chief Financial Officer of the Company’s wholly-owned subsidiary lending business since 1992 and Chief Executive Officer and Chairman of the Board of Directors of that business since 2020. In 2022, Mr. Berlin’s compensation was paid by an affiliate of the Operator and the Administrator. Such affiliate was then reimbursed by the Company. The amount of the reimbursement was based on Mr. Berlin’s time spent working on matters pertaining to the lending business of the Company in 2022 and in his role as Executive Vice President and Treasurer of the Company from January 1, 2022 to August 10, 2022 (when Mr. Berlin assumed the additional role of Chief Financial Officer and Secretary) relative to Mr. Berlin’s time spent on matters unrelated to the Company. The amount of such reimbursement is provided in the table below. In 2022, such affiliate did not seek reimbursement from the Company for the time that Mr. Berlin spent in his role as Chief Financial Officer of the Company.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation(2),(3)	Total
David Thompson	2022	$—	$—	$—	$—	$—
Chief Executive Officer	2021	$—	$—	$—	$—	$—
Barry N. Berlin
Chief Financial Officer and Secretary; Executive Vice President and Treasurer(1),(3)	2022	$91,876	$55,781	$—	$3,507	$151,164
Nathan D. DeBacker	2022	$—	$—	$—	$—	$—
Chief Financial Officer and Secretary(1)	2021	$—	$—	$—	$—	$—
___________________
(1)    Mr. DeBacker stepped down as Chief Financial Officer and Secretary of the Company on August 10, 2022. On the same day, Mr. Berlin was appointed Chief Financial Officer and Secretary of the Company. Please see the disclosure under the first paragraph of “—Summary Compensation Table” regarding the information provided with respect to Mr. Berlin’s position.
(2)    See explanation immediately preceding this table for information pertaining to Mr. Berlin’s compensation for his services performed for the Company and its subsidiaries as disclosed in the table.
(3)    See table below for a breakdown of all other compensation.
All other compensation paid to the Company’s named executive officers in the table above consisted of the following:

Name	Year	Unused Vacation Pay	Tax Qualified 401(k) Plan		Automobile Allowance	Other		Total
Barry N. Berlin	2022	$—	$1,773	(1)	$1,734	$—	(2)	$3,507
Grants of Plan Based Awards
There were no grants of equity awards to our named executive officers during 2022.
Outstanding Equity Awards at Fiscal Year End
There were no outstanding equity awards as of December 31, 2022.
Option Exercises and Stock Vested in 2022
There were no restricted share awards that vested during the fiscal year ended December 31, 2022.
Potential Payments Upon Termination or Change in Control
Mr. Berlin is party to an executive employment agreement (an “Executive Employment Agreement”) with the Company, which became effective upon the consummation of a merger between the Company’s predecessor and a fund managed by an affiliate of the Operator and the Administrator on March 11, 2014. Under the Executive Employment Agreement, Mr. Berlin is entitled to a minimum annual salary of $350,000 (provided that, as discussed above under “—Summary Compensation Table,” Mr. Berlin’s compensation was paid by an affiliate of the Operator and the Administrator). The Executive Employment Agreement also entitles Mr. Berlin to health insurance coverage for himself, his wife and his dependent children, and a monthly automobile allowance of $550.
If Mr. Berlin is unable to perform his services due to illness or total incapacity (to be determined based on standards similar to those utilized by the U.S. Social Security Administration), the Executive Employment Agreement entitles Mr. Berlin to receive his full salary for up to one year of such incapacity, reduced by any amounts paid by any Company-provided insurance. If Mr. Berlin’s total incapacity continues beyond one year and he is not thereafter able to devote full time to his employment with the Company, then his employment and his Executive Employment Agreement will terminate.

If Mr. Berlin dies during his employment with the Company before reaching the age of seventy, his estate will be entitled to a payment of two times his annual salary plus unused vacation pay. The Company-paid amount of such death benefits will be made over the course of twelve months, offset by any amounts paid under any group life insurance issued by the Company.
In the event that Mr. Berlin’s employment is terminated by the Company for Cause (as defined below), or if Mr. Berlin resigns his employment with the Company, he will be entitled to receive only his base salary then in effect, prorated to the date of termination, and all benefits accrued through the date of termination. If the Company terminates Mr. Berlin’s employment without Cause, Mr. Berlin will be entitled to receive a severance payment in an amount equal to his annual base salary then in effect, to be paid out in a lump sum on the 60th day following his termination date, conditioned upon the execution of a general release of claims.
For purposes of the Executive Employment Agreement, “Cause” means (1) the intentional, unapproved material misuse of corporate funds, (2) professional incompetence or (3) acts or omissions constituting gross negligence or willful misconduct of executive’s obligations or otherwise relating to the business of the Company.
Assuming all vacation days are taken and all reasonable business expenses have been reimbursed, based on the Company’s best estimate, assuming the applicable scenario occurred on December 31, 2022, the Company would have owed Mr. Berlin $700,000 (representing two times his annual base salary) if he died or $350,000 (representing his annual base salary) if he became disabled or if the Company terminated his employment without Cause.
Pay Versus Performance Table
In accordance with the rules adopted by the SEC, pursuant to the Dodd-Frank Act, the following table and related disclosure provide information about (i) the “total compensation” of our principal executive officer (the “PEO”) and our other named executive officers (the “Other NEOs”) as presented in “—Summary Compensation Table” above (the “SCT Amounts”), (ii) the “compensation actually paid” to our PEO and our Other NEOs, as calculated pursuant to the SEC’s pay-versus-performance rules (the “CAP Amounts”) and (iii) certain financial performance measures.

Year	Summary Compensation Table Total for PEO ($)(1)	Compensation Actually Paid to PEO ($)(1)	Average Summary Compensation Table Total for Other NEOs ($)(2)	Average Compensation Actually Paid to Other NEOs ($)(3)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return:	Net Income (Loss) ($) in thousands)
2022	$—	$—	$151,164	$151,164	$37.09	$5,945
2021	$—	$—	$—	$—	$53.48	$(841)
___________________
(1)Our PEO for 2022 and 2021 was Mr. Thompson, our current Chief Executive Office. As discussed under “—Summary Compensation Table” above, Mr. Thompson is employed by an affiliate of the Operator and the Administrator and his compensation is determined by, and paid to them directly by, such affiliate. The Company did not pay Mr. Thompson any compensation in 2022 and 2021.
(2)Our Other NEOs for 2022 are Mr. Berlin, our current Chief Financial Officer and Secretary, and Mr. DeBacker, our prior Chief Financial Officer and secretary. Our other NEO for 2021was Mr. DeBacker. As discussed earlier, Mr. DeBacker is employed by an affiliate of the Operator and the Administrator and his compensation is determined by, and paid to them directly by, such affiliate. The Company did not pay Mr. DeBacker any compensation in 2022 and 2021. In 2022, Mr. Berlin’s compensation was paid by an affiliate of the Operator and the Administrator. Such affiliate was then reimbursed by the Company based on Mr. Berlin’s time spent working on matters pertaining to the lending business of the Company during 2022 and in his role as Executive Vice President and Treasurer of the Company from January 1, 2022 to August 10, 2022 (when Mr. Berlin assumed the additional role of Chief Financial Officer and Secretary). The amount of such reimbursement is provided in the table above.
(3)The SCP Amount and the CAP Amounts are the same because Mr. Berlin did not receive any equity awards or pension benefits as part of his compensation and therefore the adjustments provided by the applicable rules adopted by the SEC do not apply to Mr. Berlin’s compensation.

Description of Relationship Between CAP Amounts and cumulative Total Shareholder Return and Net Income
    As Mr. Berlin became Chief Financial Officer and Secretary of the Company in August 2022, and as the Company did not bear the compensation of Mr. Berlin for serving as Chief Financial Offer and Secretary in 2022, the Company believes that any comparison between CAP Amounts and total shareholder returns or net income is not meaningful.
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
The cash component of each independent director’s compensation is set forth according to the following schedule:

Annual board retainer	$ 55,000
Annual audit committee chair retainer	$ 20,000
The annual board retainer and the annual audit committee chairman retainer are payable quarterly in advance. No separate retainer is paid for an independent director’s serving as chair of the Compensation Committee or the Nominating and Corporate Governance Committee.
The compensation arrangement for each independent director in 2023 is expected to be substantially the same as the annualized compensation arrangement for the independent directors in 2022, which is set forth in the table below:
Director Compensation in 2022

Name	Fees Earned or Paid in Cash	Share Awards (1)	Total
Douglas Bech	$55,000	$54,997	$109,997
John Hope Bryant(2)	$12,055	$—	$12,055
Frank Golay, Jr. (3)	$27,500	$—	$27,500
Kelly Eppich (4)	$56,250	$54,997	$111,247
Marcie Edwards	$55,000	$54,997	$109,997
Elaine Wong(5)	$53,925	$54,997	$108,922
___________________
(1)Represents the grant date fair value of the restricted shares or share options, as the case may be, for purposes of ASC Topic 718, Compensation—Stock Compensation. Each of Mr. Bech, Mr. Eppich, Ms. Edwards and Ms. Wong received a grant of 7,746 restricted shares of Common Stock on June 30, 2022. The grant date fair value of the restricted shares is based on the per share closing price of our Common Stock on June 30, 2022, which was $7.10.
(2)Mr. Bryant joined the Board on November 22, 2022. Mr. Bryant did not receive any restricted shares at the time of his appointment to the Board. Instead, as compensation for his service as a director for the remainder of the 2022-2023 term, Mr. Bryant has been receiving in cash a pro-rata portion of the annual retainer valued at $110,000 based on the total compensation provided by the Company to its independent directors for such term.
(3)Mr. Golay retired from the Board on May 2, 2022.
(4)Mr. Eppich passed away on July 4, 2022.
(5)Ms. Wong joined the Board on May 2, 2022. As compensation for her service as a director on the Board for the remainder of the 2021-2022 term, Ms. Wong received in cash a pro-rata portion of the annual retainer valued at $110,000 based on the total compensation provided by the Company to its independent directors for such term. In August 2022, the Board appointed Ms. Wong as Acting Chair of the Audit Committee; in December 2022, the Board appointed Ms. Wong as Chair of the Audit Committee.
Messrs. Kuba, Ressler and Shemesh did not receive any compensation (other than the reimbursement of expenses related to attending meetings of the Board and its committees) for their service as directors in the year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Directors and Executive Officers
The following table sets forth information regarding the beneficial ownership of our Common Stock, Series A Preferred Stock, $0.001 par value per share (“Series A Preferred Stock”) and Series A1 Preferred Stock, $0.001 par value per share (“Series A1 Preferred Stock”) as of April 26, 2023 by (1) each named executive officer, (2) each current director and (3) all executive officers and directors as a group. In each case, the percent of class owned reflects the number of shares of Common Stock outstanding as of April 26, 2023. As of April 28, 2023, no named executive officer or director of the Company owned any Series D Preferred Stock, $0.001 per value per share (“Series D Preferred Stock”).

	Common Stock			Series A Preferred Stock		Series A1 Preferred Stock
Name of Beneficial Owner	No. of Shares		Percent of Class	No. of Shares	Percent of Class	No. of Shares	Percent of Class
David Thompson	25,000		*	—	—	—	—
Barry N. Berlin	27,901		*	—	—	—	—
Richard Ressler	9,403,869	(1)(2)	41.36%	568,681	7.06%	200,000	2.66%
Avraham Shemesh	9,326,661	(1)(3)	41.02%	568,681	7.06%	200,000	2.66%
Shaul Kuba	9,326,661	(1)(3)	41.02%	568,681	7.06%	200,000	2.66%
Douglas Bech	43,450		*	—	—	—	—
Marcie Edwards	12,829		*	—	—	—	—
John Hope Bryant	— —		*	—	—	—	—
Elaine Wong	7,746		*	—	—	—	—
Directors and Executive Officers as a group (9 persons)	9,611,635		42.27%	—	—	—	—
__________________
*    Less than 1%.
(1)    CIM Group, LLC is the indirect sole equity member of each of CIM Urban Sponsor, LLC, CIM CMCT MLP, LLC and CIM Capital Real Property Management, LLC. Because of their positions with CIM Group, LLC, Shaul Kuba, Richard Ressler and Avraham Shemesh, the founders of CIM Group, LLC, may be deemed to beneficially own the 8,419,864 shares of Common Stock (37.03%) and 568,681 shares of Series A Preferred Stock (7.06%) owned directly by CIM CMCT MLP, LLC, the 473,033 shares of Common Stock (2.08%) owned directly by CIM Urban Sponsor, LLC and the 200,000 shares of Series A1 Preferred Stock (2.66%) owned directly by CIM Capital Real Property Management, LLC. Messrs. Ressler, Shemesh and Kuba have shared voting and investment power over all of these shares. Each of Messrs. Ressler, Shemesh and Kuba disclaims beneficial ownership of all of these shares except to the extent of his pecuniary interest therein.
(2)    Mr. Ressler has sole voting and investment power over 122,628 shares of Common Stock held by a subsidiary of a trust formed by Mr. Ressler for the benefit of his family members.
(3)    Each of Messrs. Shemesh and Kuba have shared voting and investment power over 45,420 shares of Common Stock held by each of their respective family trusts, with respect to which they were grantors.

Beneficial Owners of More than 5% of our Common Stock
The following table sets forth certain information regarding the beneficial ownership of our Common Stock, Series A Preferred Stock and Series A1 Preferred Stock based on filings with the SEC as of April 26, 2022 by each person known by us to beneficially own more than 5% of our Common Stock. In each case, the percent of class owned reflects the number of shares of Common Stock outstanding as of April 26, 2022.

	Common Stock			Series A Preferred Stock		Series A1 Preferred Stock
Name and Address of Beneficial Owner	No. of Shares		Percent of Class	No. of Shares	Percent of Class	No. of Shares	Percent of Class
Richard Ressler(1)	9,403,869	(2)	41.36%	568,681	7.06%	200,000	2.66%
Avraham Shemesh(1)	9,326,661	(3)	41.02%	568,681	7.06%	200,000	2.66%
Shaul Kuba(1)	9,326,661	(3)	41.02%	568,681	7.06%	200,000	2.66%
CIM CMCT MLP, LLC (1)	8,419,864		37.03%	568,681	7.06%	—	—
The 1 8 999 Trust, XYZ LLC, Daniel M. Negari, The Insight Trust and Michael R. Ambrose 13D Group(4) 2121 E. Tropicana Avenue, Suite 2, Las Vegas, Nevada 89119	1,381,045	(5)	6.07%	—	—	—	—
___________________
(1)The business address of Messrs. Ressler, Shemesh and Kuba, for the purposes hereof, and the address of CIM CMCT MLP, LLC, is c/o CIM Group, LLC, 4700 Wilshire Boulevard, Los Angeles, California 90010. CIM Group, LLC is the indirect sole equity member of each of CIM CMCT MLP, LLC and CIM Capital Real Property Management, LLC. Because of their positions with CIM Group, LLC, Shaul Kuba, Richard Ressler and Avraham Shemesh, the founders of CIM Group, LLC, may be deemed to beneficially own the 8,419,864 shares of Common Stock (37.03%), 568,681 shares of Series A Preferred Stock (7.06%) owned directly by CIM CMCT MLP, LLC and the 200,000 shares of Series A1 Preferred Stock (2.66%) owned directly by CIM Capital Real Property Management, LLC. Messrs. Ressler, Shemesh and Kuba have shared voting and investment power over all these shares. Each of Messrs. Ressler, Shemesh and Kuba disclaims beneficial ownership of all of these shares except to the extent of his pecuniary interest therein.
(2)Mr. Ressler has sole voting and investment power over 122,628 shares of Common Stock held by a subsidiary of a trust formed by Mr. Ressler for the benefit of his family members.
(3)Each of Messrs. Shemesh and Kuba have shared voting and investment power over 45,420 shares of Common Stock held by each of their respective family trusts, with respect to which they were grantors.
(4)This information is based solely upon information contained in a Schedule 13D filed with the SEC on March 10, 2023 and Amendment No 1 to such Schedule 13D filed on April 17, 2023. The 1 8 999 Trust directly beneficially owned 624,045 shares of Common Stock (2.7%). XYZ, LLC directly beneficially owned 750,000 Shares (3.3%). Mr. Negari, as trustee of the 1 8 999 Trust and a manager and an owner of XYZ LLC, may be deemed to beneficially own the 624,045 Shares beneficially owned by the 1 8 999 Trust and the 750,000 Shares beneficially owned by XYZ, LLC. The Insight Trust directly beneficially owned 7,000 Shares (less than 1%). Mr. Ambrose, as trustee of The Insight Trust and an owner of XYZ, LLC, may be deemed to beneficially own the 7,000 Shares beneficially owned by The Insight Trust and the 750,000 Shares beneficially owned by XYZ, LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
Asset Management and Other Fees to Related Parties
CIM Urban and CIM Capital, LLC, an affiliate of CIM Group (“CIM Capital”) are parties to an Investment Management Agreement pursuant to which CIM Urban engaged CIM Capital to provide certain services to CIM Urban. CIM Capital has assigned its duties under the Investment Management Agreement to its four wholly-owned subsidiaries: CIM Capital Securities Management, LLC, a securities manager, CIM Capital RE Debt Management, LLC, a debt manager, CIM Capital Controlled Company Management, LLC, a controlled company manager, and CIM Capital Real Property Management, LLC, a real property manager. The “Operator” refers to CIM Capital and its four wholly-owned subsidiaries. The Company and its subsidiaries are parties to a Master Services Agreement with the Administrator pursuant to which the Administrator provides or arranges for other service providers to provide management and administration services to the Company and its subsidiaries.

On January 5, 2022, the Company and certain of its subsidiaries entered into a Fee Waiver (the “Fee Waiver”) with the Operator and the Administrator with respect to fees that are payable to them under the Investment Management Agreement and the Master Services Agreement, respectively. The Fee Waiver is effective retroactively to January 1, 2022 (the “Effective Date”). Pursuant to the Fee Waiver, the Administrator agrees to voluntarily waive any fees in excess of those set forth in the Fee Waiver, to the extent it would otherwise have been entitled to such additional compensation under the Master Service Agreement, and the Operator agrees to voluntarily waive any fees in excess of those set forth in the Fee Waiver, to the extent it would otherwise have been entitled to such additional compensation under the Investment Management Agreement. Following the end of each quarter, the Administrator will deliver to the Company (i) a calculation of the cumulative fees earned by the Operator and the Administrator under the methodology prescribed by the Fee Waiver from the Effective Date through the end of such quarter and (ii) a calculation of the cumulative fees that would have been earned by the Operator and the Administrator during such period under the Master Services Agreement and the Investment Management Agreement without giving effect to the Fee Waiver. If, in respect of any quarter, the aggregate fees that are payable under the methodology prescribed by the Fee Waiver exceed the aggregate fees that would have been payable under the Master Services Agreement and the Investment Management Agreement, without giving effect to the Fee Waiver, such quarter will be deemed an “Excess Quarter”. For any quarter following an Excess Quarter, the Company (upon the direction of the independent members of the Board) may, at its option and upon written notice to the Administrator, elect to calculate all fees due to the Administrator and the Operator in accordance with the Master Services Agreement and the Investment Management Agreement, without giving effect to the Fee Waiver, from and after such Excess Quarter. Any such election by the Company will be irrevocable, and all fees due to the Administrator and the Operator from and after such election will be calculated in accordance with the Master Services Agreement and the Investment Management Agreement, without giving effect to the Fee Waiver.

The fees payable to the Operator and the Administrator are determined as follows under the Fee Waiver.

1.Base Fee: A base asset management fee (the “Base Fee”) is payable quarterly in arrears to the Operator in an amount equal to an annual rate of 1% (or 0.25% per quarter) of the average of the “Net Asset Value Attributable to Common Stockholders” as of the first and last day of the applicable quarter. Net Asset Value Attributable to Common stockholders is defined as (a) the sum of the Company’s (1) investments in real estate at fair value, (2) cash, (3) loans receivable at fair value and (4) the book value of the other assets of the Company, excluding deferred costs and net of other liabilities at book value, less (b) the Company’s (i) debt at face value, (ii) outstanding preferred stock at stated value, and (iii) non-controlling interests at book value; provided, that, non-controlling interests in any UPREIT operating partnership relating to the Company shall not be excluded. It is likely that the Company will seek to pay some or part of the Base Fee due to the Operator in 2022 in shares of Series A Preferred Stock.
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
For the years ended December 31, 2022 and 2021, the Operator earned asset management fees of $3.6 million and $9.0 million, respectively. The Company issued to the Operator an aggregate of 270,209 shares of its Series A Preferred Stock, in lieu of cash payment of the asset management fees incurred during the year ended December 31, 2021. The Company issued to the Operator 110,285 shares of Series A1 Preferred Stock in lieu of cash payment for the asset management fees incurred during the nine months ended September 30, 2022.
Affiliates of CIM Group (collectively, the “CIM Management Entities”) provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $1.7 million and $1.6 million for the year ended December 31, 2022 and 2021, respectively. CIM Urban also reimbursed the CIM Management Entities $2.8 million and $2.7 million during the year ended December 31, 2022 and 2021, respectively, for onsite management costs incurred on behalf of CIM Urban, which are included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $794,000 and $162,000 for the year ended December 31, 2022 and 2021, respectively, which were capitalized to deferred charges. In addition, the CIM Management Entities earned construction management fees of $398,000 and $226,000 for the year ended December 31, 2022 and 2021, respectively, which were capitalized to investments in real estate.
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

In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and/or reimbursement for performing certain services for the Company and its subsidiaries that are not covered by the Base Service Fee or the incentive fee arrangement in place between May 11, 2020 and January 5, 2022, as the case may be. During the year ended December 31, 2022 and 2021, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, operational and on-going support in connection with the Company’s offering of Series A Preferred Stock. The Administrator’s compensation is based on the salaries and benefits of the employees of the Administrator and/or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of the Company and its subsidiaries). For the year ended December 31, 2022 and 2021, we expensed $1.9 million and $2.1 million, respectively, for such services, which are included in expense reimbursements to related parties—corporate.
The Company is a party to a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC, an affiliate of CIM Group, and our subsidiary, PMC Commercial Lending, LLC. The agreement provides that CIM SBA will provide personnel and resources to the Company and the Company will reimburse CIM SBA Staffing, LLC for the costs and expenses of providing such personnel and resources. For the year ended December 31, 2022 and 2021, the Company incurred expenses related to services subject to reimbursement by the Company under the agreement of $1.9 million for each such year, in each case included as expense reimbursements to related parties – lending segment.
CCO Capital, LLC (“CCO Capital”) became the exclusive dealer manager for the Company’s public offering of the Series A Preferred Stock and Series A Preferred Warrants effective as of May 31, 2019. CCO Capital is a registered broker dealer and is under common control with the Operator and the Administrator. The Company’s offering of the Series A Preferred Warrants ended at the end of January 2020. On January 28, 2020, the Company entered into the Second Amended and Restated Dealer Manager Agreement, pursuant to which CCO Capital acted as the exclusive dealer manager for the Company’s public offering of its Series A Preferred Stock and Series D Preferred Stock. The Second Amended and Restated Dealer Manager Agreement was subsequently amended by the Company and CCO Capital to address changes to, among other things, selling commissions and dealer manager fees.
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
In connection with the offering of the Series A Units, Series A Preferred Stock and Series D Preferred Stock, at December 31, 2022 and 2021, $2.3 million and $2.0 million, respectively, was included in deferred costs as reimbursable expenses incurred pursuant to the Master Services Agreement and the then applicable dealer manager agreement with CCO Capital, of which $17,000 and $143,000, respectively, was included in due to related parties. CCO Capital incurred non-issuance specific costs of $689,000 and $106,000 for the year ended December 31, 2022 and 2021, respectively.
At December 31, 2022 and 2021, upfront dealer manager and trailing dealer manager fees of $454,000 and $638,000, respectively, were included in due to related parties. CCO Capital earned upfront dealer manager and trailing dealer manager fees of $2.0 million and $690,000 for the year ended December 31, 2022 and 2021, respectively.
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
Independence of Directors
Under the corporate governance standards of Nasdaq, a majority of the members of the Board must be independent. In making independence determinations, the Board observes all criteria for independence established by the SEC and Nasdaq. As part of such review, the Board considers transactions and relationships between each director or any member of his or her immediate family and the Company, including (if applicable) those reported under “Related Person Transactions.” The purpose of such review is to determine whether any such relationships or transactions are inconsistent with a determination that a director is independent. Based on the foregoing, the Board has determined that each of Messrs. Bech and Bryant, Ms. Edwards and Ms. Wong are independent directors. Mr. Eppich passed away in July 2022; the Board concluded that Mr. Eppich remained an independent director until his passing.

Item 14. Principal Accountant Fees and Services
Principal Accounting Firm Fees
Aggregate fees for services rendered to the Company for the years ended December 31, 2022 and 2021 by the Company’s principal accounting firm for such years, Deloitte & Touch, LLP (“Deloitte”), were as follows:

	Year Ended December 31,
Type of Service	2022	2021
Audit fees (1)	$751,625	$693,645
Audit-related fees	—	—
Tax fees	179,941	165,985
All other fees	—	—
Total	$931,566	$859,630
___________________
(1)Audit fees consisted of professional services performed in connection with (i) the audit of the Company’s annual financial statements and internal control over financial reporting, (ii) the statutory audits of the financial statements of two subsidiaries of the Company in 2022 and 2021, (iii) the review of financial statements included in its quarterly reports on Form 10-Q, (iv) procedures related to consents and assistance with and review of documents filed with the SEC, (v) other services related to (and necessary for) the audit of the Company’s financial statements and (vi) agreed-upon-procedures in 2021 in connection with a securitization completed by a subsidiary of the Company in 2018.

Pre‑Approval Policies
The Audit Committee’s charter requires review and pre-approval by the Audit Committee of all audit and permissible non-audit services provided by our outside auditors. The Audit Committee pre-approved all audit services provided by our outside auditors during fiscal years 2022 and 2021 and the fees paid for such services. The Audit Committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided that any such approvals are presented to the Committee at its next scheduled meeting.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    Exhibits
The following exhibits are filed as part of this Amendment:

Exhibit No.	Description

31.3	Section 302 Officer Certification - Chief Executive Officer
31.4	Section 302 Officer Certification - Chief Financial Officer.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Creative Media & Community Trust Corporation

Dated:	April 28, 2023	By:	/s/ DAVID THOMPSON
David Thompson
Chief Executive Officer

Dated:	April 28, 2023	By:	/s/ Barry N. Berlin
Barry N. Berlin
Chief Financial Officer