Form 10-Q
period 2023-06-30
Creative Media & Community Trust Corp
filed 2023-08-10
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One):
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 3, 2023, the Registrant had outstanding 22,786,741 shares of common stock, par value $0.001 per share.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

PART I
Financial Information
Item 1.
Financial Statements
CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Investments in real estate, net	$711,848	$502,006
Investments in unconsolidated entities	27,525	12,381
Cash and cash equivalents	24,561	46,190
Restricted cash	23,783	11,290
Loans receivable, net (Note 5)	60,451	62,547
Accounts receivable, net	4,673	3,780
Deferred rent receivable and charges, net	32,773	37,543
Other intangible assets, net	13,552	4,461
Other assets	20,529	10,050
TOTAL ASSETS	$919,695	$690,248
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$487,802	$184,267
Accounts payable and accrued expenses	31,482	107,220
Intangible liabilities, net	93	20
Due to related parties	4,725	3,155
Other liabilities	14,271	17,856
Total liabilities	538,373	312,518
COMMITMENTS AND CONTINGENCIES (Note 15)
REDEEMABLE PREFERRED STOCK: Series A cumulative redeemable preferred stock, $0.001 par value; 35,061,620 shares authorized; no shares issued or outstanding as of June 30, 2023 and 693,741 and 693,741 shares issued and outstanding, respectively, as of December 31, 2022; liquidation preference of $25.00 per share, subject to adjustment	—	15,697
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 35,061,620 shares authorized; 8,820,338 and 7,881,958 shares issued and outstanding, respectively, as of June 30, 2023 and 8,126,597 and 7,565,349 shares issued and outstanding, respectively, as of December 31, 2022; liquidation preference of $25.00 per share, subject to adjustment	196,911	189,048
Series A1 cumulative redeemable preferred stock, $0.001 par value; 27,966,000 shares authorized; 8,194,099 and 8,160,099 shares issued and outstanding, respectively, as of June 30, 2023 and 5,966,077 and 5,956,147 shares issued and outstanding, respectively, as of December 31, 2022; liquidation preference of $25.00 per share, subject to adjustment	202,069	147,514
Series D cumulative redeemable preferred stock, $0.001 par value; 26,991,590 shares authorized; 56,857 and 48,447 shares issued and outstanding, respectively, as of June 30, 2023 and 56,857 and 48,857 shares issued and outstanding, respectively, as of December 31, 2022; liquidation preference of $25.00 per share, subject to adjustment	1,190	1,200
Common stock, $0.001 par value; 900,000,000 shares authorized; 22,737,853 shares issued and outstanding as of June 30, 2023 and 22,737,853 shares issued and outstanding as of December 31, 2022.	23	23
Additional paid-in capital	856,235	861,721
Distributions in excess of earnings	(878,854)	(837,846)
Total stockholders’ equity	377,574	361,660
Noncontrolling interests	3,748	373
Total equity	381,322	362,033
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$919,695	$690,248
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES:
Rental and other property income	$18,052	$14,194	$32,938	$28,290
Hotel income	11,182	9,107	22,105	16,511
Interest and other income	3,526	3,102	6,629	6,384
Total Revenues	32,760	26,403	61,672	51,185
EXPENSES:
Rental and other property operating	16,979	12,731	32,204	24,223
Asset management and other fees to related parties	627	920	1,347	1,841
Expense reimbursements to related parties—corporate	677	526	1,205	948
Expense reimbursements to related parties—lending segment	910	604	1,518	1,073
Interest	8,709	2,403	14,945	4,573
General and administrative	1,684	1,253	3,609	3,068
Transaction-related costs	—	—	3,360	—
Depreciation and amortization	20,472	4,974	29,974	9,978
Total Expenses	50,058	23,411	88,162	45,704
(Loss) income from unconsolidated entities	(904)	260	(136)	380
Gain on sale of real estate (Note 3)	—	—	1,104	—
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(18,202)	3,252	(25,522)	5,861
Provision for income taxes	159	321	415	628
NET (LOSS) INCOME	(18,361)	2,931	(25,937)	5,233
Net loss (income) attributable to noncontrolling interests	1,002	(9)	1,627	(14)
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	(17,359)	2,922	(24,310)	5,219
Redeemable preferred stock dividends declared or accumulated (Note 11)	(6,141)	(5,161)	(11,532)	(10,179)
Redeemable preferred stock deemed dividends (Note 11)	—	(4)	—	(19)
Redeemable preferred stock redemptions (Note 11)	(315)	(106)	(688)	(181)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(23,815)	$(2,349)	$(36,530)	$(5,160)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$(1.05)	$(0.10)	$(1.61)	$(0.22)
Diluted	$(1.05)	$(0.10)	$(1.61)	$(0.22)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	22,707	23,353	22,707	23,351
Diluted	22,707	23,353	22,707	23,351
   The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts) (Unaudited)

	Six Months Ended June 30, 2023
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2022	22,737,853	$23	13,570,353	$337,762	$861,721	$(837,846)	$361,660	$373	$362,033
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	(619)	(619)	—	(619)
Adjustment to noncontrolling interests	—	—	—	—	—	—	—	5,002	5,002
Stock based compensation expense	—	—	—	—	55	—	55	—	55
Common dividends ($0.085 per share)	—	—	—	—	—	(1,933)	(1,933)	—	(1,933)
Issuance of Series A1 Preferred Stock	—	—	1,032,433	25,569	(2,291)	—	23,278	—	23,278
Redemption of Series A1 Preferred Stock	—	—	(12,870)	(319)	28	(11)	(302)	—	(302)
Dividends to holders of Series A1 Preferred Stock ($0.39563 per share)	—	—	—	—	—	(2,559)	(2,559)	—	(2,559)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Reclassification of Series A Preferred stock to permanent equity	—	—	389,325	9,699	(887)	—	8,812	—	8,812
Redemption of Series A Preferred Stock	—	—	(189,753)	(4,723)	403	(362)	(4,682)	—	(4,682)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,810)	(2,810)	—	(2,810)
Net loss	—	—	—	—	—	(6,951)	(6,951)	(625)	(7,576)
Balances, March 31, 2023	22,737,853	$23	14,789,488	$367,988	$859,029	$(853,108)	$373,932	$4,750	$378,682
Contributions to noncontrolling interests	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	37	—	37	—	37
Common dividends ($0.085 per share)	—	—	—	—	—	(1,933)	(1,933)	—	(1,933)
Issuance of Series A1 Preferred Stock	—	—	1,195,589	29,582	(2,597)	—	26,985	—	26,985
Redemption of Series A1 Preferred Stock	—	—	(11,200)	(277)	23	(24)	(278)	—	(278)
Dividends to holders of Series A1 Preferred Stock ($0.4425 per share)	—	—	—	—	—	(3,373)	(3,373)	—	(3,373)
Redemption of Series D Preferred Stock	—	—	(410)	(10)	—	—	(10)	—	(10)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Reclassification of Series A Preferred stock to permanent equity	—	—	300,846	7,462	(658)	—	6,804	—	6,804
Redemption of Series A Preferred Stock	—	—	(183,809)	(4,575)	401	(291)	(4,465)	—	(4,465)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,749)	(2,749)	—	(2,749)
Net loss	—	—	—	—	—	(17,359)	(17,359)	(1,002)	(18,361)
Balances, June 30, 2023	22,737,853	$23	16,090,504	$400,170	$856,235	$(878,854)	$377,574	$3,748	$381,322

	Six Months Ended June 30, 2022
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2021	23,369,331	$24	11,715,354	$310,661	$866,746	$(804,227)	$373,204	$345	$373,549
Stock based compensation expense	—	—	—	—	55	—	55	—	55
Common dividends ($0.085 per share)	—	—	—	—	—	(1,986)	(1,986)	—	(1,986)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,896)	(2,896)	—	(2,896)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(21)	(21)	—	(21)
Reclassification of Series A Preferred stock to permanent equity	—	—	329,921	8,304	(637)	—	7,667	—	7,667
Redeemable preferred stock accretion	—	—	—	—	—	(15)	(15)	—	(15)
Redemption of Series A Preferred Stock	—	—	(49,341)	(1,228)	108	(75)	(1,195)	—	(1,195)
Net income	—	—	—	—	—	2,297	2,297	5	2,302
Balances, March 31, 2022	23,369,331	$24	11,995,934	$317,737	$866,272	$(806,923)	$377,110	$350	$377,460
Contributions to noncontrolling interests	—	—	—	—	—	—	—	5	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Stock based compensation expense	30,984	—	—	—	37	—	37	—	37
Repurchase of common stock	(41,374)	—	—	—	(303)	—	(303)	—	(303)
Common dividends ($0.085 per share)	—	—	—	—	—	(1,986)	(1,986)	—	(1,986)
Issuance of Series A1 Preferred Stock	—	—	192,440	4,770	(416)	—	4,354	—	4,354
Dividends to holders of Series A1 Preferred Stock ($0.37500 per share)	—	—	—	—	—	(79)	(79)	—	(79)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,960)	(2,960)	—	(2,960)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(21)	(21)	—	(21)
Reclassification of Series A Preferred stock to permanent equity	—	—	430,082	10,857	(1,189)	—	9,668	—	9,668
Redeemable preferred stock accretion	—	—	—	—	—	(4)	(4)	—	(4)
Redemption of Series A Preferred Stock	—	—	(88,225)	(2,188)	201	(106)	(2,093)		(2,093)
Net income	—	—	—	—	—	2,922	2,922	9	2,931
Balances, June 30, 2022	23,358,941	$24	12,530,231	$331,176	$864,602	$(809,157)	$386,645	$361	$387,006
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(25,937)	$5,233
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	30,056	10,054
Gain on sale of real estate	(1,104)	—
Amortization of deferred debt origination costs	1,025	580
Amortization of premiums and discounts on debt	18	13
Unrealized premium adjustment	520	1,095
Amortization of deferred costs and accretion of fees on loans receivable, net	(195)	(294)
Write-offs of uncollectible receivables	(136)	39
Gain on interest rate caps	(275)	—
Deferred income taxes	31	47
Stock-based compensation	92	92
Loss (income) from unconsolidated entities	136	(380)
Loans funded, held for sale to secondary market	(13,359)	(18,426)
Proceeds from sale of guaranteed loans	12,722	23,638
Principal collected on loans subject to secured borrowings	708	441
Commitment fees remitted and other operating activity	(245)	(839)
Changes in operating assets and liabilities:
Accounts receivable	(848)	15
Other assets	(4,491)	(1,174)
Accounts payable and accrued expenses	13,152	(180)
Deferred leasing costs	(435)	(748)
Other liabilities	(3,585)	3,610
Due to related parties	1,570	2,472
Net cash provided by operating activities	9,420	25,288
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,455)	(4,601)
Acquisition of real estate	(96,731)	(8,115)
Proceeds from sale of real estate, net	30,613	—
Investment in unconsolidated entity	(6,680)	(22,408)
Loans funded	(4,769)	(12,256)
Principal collected on loans	6,333	11,634
Net cash used in investing activities	(77,689)	(35,746)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of revolving credit facilities, mortgages payable, term notes and principal on SBA 7(a) loan-backed notes	(151,162)	(33,481)
Proceeds from revolving credit facilities, term notes and mortgages	222,415	40,000
Proceeds from the issuance of SBA 7(a) loan-backed notes	54,141	—
Payment of principal on secured borrowings	(708)	(441)
Payment of deferred preferred stock offering costs	(501)	(408)
Payment of deferred debt origination costs	(3,167)	—
Payment of common dividends	(3,866)	(3,739)
Repurchase of Common Stock	—	(303)
Net proceeds from issuance of Preferred Stock	51,024	20,246
Payment of preferred stock dividends	(15,713)	(14,038)
Redemption of Preferred Stock	(93,330)	(3,343)
Noncontrolling interests’ distributions	—	(3)
Noncontrolling interests’ contributions	—	5
Net cash provided by financing activities	59,133	4,495
(Continued)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2023	2022
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(9,136)	(5,963)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	57,480	33,651
End of period	$48,344	$27,688
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$24,561	$16,480
Restricted cash	23,783	11,208
Total cash and cash equivalents and restricted cash	$48,344	$27,688
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$13,032	$3,789
Federal income taxes paid	$500	$555
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures, tenant improvements and real estate developments	$3,813	$2,477
Proceeds from the sale of real estate committed but not yet received	$3,787	$—
Other amounts due from unconsolidated joint venture partners included in other assets	$1,445	$—
Non-cash contributions to unconsolidated joint venture	$8,600	$—
Accrued preferred stock offering costs	$134	$392
Accrual of dividends payable to common stockholders	$1,933	$—
Accrual of dividends payable to preferred stockholders	$2,088	$3,984
Preferred stock offering costs offset against redeemable preferred stock	$842	$296
Reclassification of Series A Preferred Stock from temporary equity to permanent equity	$15,616	$17,335
Reclassification of Series A Preferred Stock from permanent equity to accounts payable and accrued expenses	$328	$—
Mortgage notes assumed in connection with our acquisition of real estate	$181,318	$—
Redeemable preferred stock deemed dividends	$—	$19
Accrued redeemable preferred stock fees	$369	$563
Adjustment to noncontrolling interests	$5,002	$—
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

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
Interim Financial Information—The accompanying interim consolidated financial statements of the Company have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of the Company’s management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, included in the 2022 Form 10-K.
Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In determining whether the Company has controlling interests in an entity and the requirement to consolidate the accounts in that entity, the Company analyzes its investments in real estate in accordance with standards set forth in GAAP to determine whether they are variable interest entities (“VIEs”), and if so, whether the Company is the primary beneficiary. The Company’s judgment with respect to its level of influence or control over an entity and whether the Company is the primary beneficiary of a VIE involves consideration of various factors, including the form of the Company’s ownership interest, the Company’s voting interest, the size of the Company’s investment (including loans), and the Company’s ability to participate in major policy-making decisions. The Company’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in real estate on the Company’s consolidated financial statements. As of June 30, 2023, the Company has determined that the trust formed for the benefit of the note holders (the “Trust”) for the securitization of the unguaranteed portion of certain of the Company’s SBA 7(a) loans receivable is considered a VIE. Applying the consolidation requirements for VIEs, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. In addition, as of June 30, 2023, the Company has determined that its Unconsolidated Joint Ventures (as defined below) are considered VIEs. Applying the consolidation requirements for VIEs, the Company determined that it is not the primary beneficiary based on its lack of power to direct activities and its obligations to absorb losses and right to receive benefits. Therefore, the Unconsolidated Joint Ventures do not qualify for consolidation. The Company accounts for its investments in Unconsolidated Joint Ventures as equity method investments.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)
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
Recoverability of Investments in Real Estate—The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Investments in real estate are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the asset. The Company did not recognize any impairment of long-lived assets during the three and six months ended June 30, 2023 and 2022 (Note 3).
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
June 30, 2023 (Unaudited) – (Continued)
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
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases when collectability is probable and the tenant has taken possession or controls the physical use of the leased asset. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as an incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. As of June 30, 2023 and December 31, 2022, lease incentives of $3.9 million and $3.9 million, respectively, are presented net of accumulated amortization of $3.1 million and $3.0 million, respectively.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)
For the three and six months ended June 30, 2023 and 2022, the Company recognized rental income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Rental and other property income
Fixed lease payments (1)	$15,198	$11,561	$27,672	$23,184
Variable lease payments (2)	2,854	2,633	5,266	5,106
Rental and other property income	$18,052	$14,194	$32,938	$28,290
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
Collectability of Lease-Related Receivables
The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants is probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available at the time of estimate. The Company does not use a general reserve approach. As of June 30, 2023 and December 31, 2022, the Company had identified certain tenants where collection was no longer considered probable and decreased outstanding receivables by $663,000 and $387,000, respectively, across all operating leases.
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
June 30, 2023 (Unaudited) – (Continued)
At inception of a contract with a customer for hotel goods and services, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate.
The Company presents hotel revenues net of sales, occupancy, and other taxes.
Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 17 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Hotel properties
Hotel income	$11,182	$9,107	$22,105	$16,511
Rental and other property income	402	448	892	822
Interest and other income	84	21	163	36
Hotel revenues	$11,668	$9,576	$23,160	$17,369
Tenant recoveries outside of the lease agreements
Tenant recoveries outside of the lease agreements are related to construction projects in which the Company’s tenants have agreed to fully reimburse the Company for all costs related to construction. These services include architectural, permit expediter and construction services. At inception of the contract with the customer, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate. While these individual services are distinct, in the context of the arrangement with the customer, all of these services are bundled together and represent a single package of construction services requested by the customer. The Company satisfies its performance obligation and recognizes revenues associated with these services over time as the construction is completed. No such amounts were recognized for tenant recoveries outside of the lease agreements for each of the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, there were no remaining performance obligations associated with tenant recoveries outside of the lease agreements.
Loans Receivable—The Company’s loans receivable are carried at their unamortized principal balance less unamortized acquisition discounts and premiums, retained loan discounts and reserves for expected credit losses. Acquisition discounts or premiums, origination fees and retained loan discounts are amortized as a component of interest and other income using the effective interest method over the expected life of the respective loans, or on a straight-line basis when it approximates the effective interest method. All loans were originated pursuant to programs sponsored by the Small Business Administration (the “SBA”) under the SBA 7(a) Small Business Loan Program (the “SBA 7(a) Program”).
Pursuant to the SBA 7(a) Program, the Company sells the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by the Company is recorded at fair value and a discount is recorded as a reduction in basis of the retained portion of the loan. Unamortized retained loan discounts were $8.7 million and $9.0 million as of June 30, 2023 and December 31, 2022, respectively.
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
Current Expected Credit Losses—On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses, and subsequent amendments (“ASU 2016-13”). The current expected credit losses (“CECL”) required under ASU 2016-13 reflects the Company’s current estimate of potential credit losses related to the Company’s loans receivable included in the consolidated balance sheets. The initial current expected credit losses recorded on January 1, 2023 is reflected as a direct charge to distributions in excess of earnings on the Company’s consolidated statements of equity; however subsequent changes to the current expected credit losses are recognized through net income on the Company’s consolidated statements of operations. While ASU 2016-13 does not require any particular method for determining the current expected credit losses, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)
for the duration of each respective loan. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the credit loss model have some amount of loss reserve to reflect the GAAP principal underlying the credit loss model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
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
Prior to adoption, the Company considered a loan to be impaired when the Company did not expect to collect all of the contractual interest and principal payments as scheduled in the loan agreements. The Company also established a general loan loss reserve when available information indicated that it was probable a loss had occurred based on the carrying value of the portfolio and if the amount of the loss could be reasonably estimated. As of December 31, 2022, the Company had loan loss reserves of $1.1 million, which is recorded as a reduction to the loans receivable, net balance on the consolidated balance sheet. As of June 30, 2023, the Company had a total current expected credit loss of $1.7 million.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)
As of June 30, 2023 and December 31, 2022, deferred rent receivable and charges consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Deferred rent receivable	$17,807	$20,949
Deferred leasing costs, net of accumulated amortization of $9,794 and $9,637, respectively	7,293	8,319
Deferred offering costs	5,389	5,664
Deferred financing costs, net of accumulated amortization of $395 and $30, respectively	1,793	2,120
Other deferred costs	491	491
Deferred rent receivable and charges, net	$32,773	$37,543

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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)
Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASU No. 2016-02, Leases (Topic 842). For smaller reporting companies, public entities that are not SEC filers, and entities that are not public business entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2022. Early adoption was permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018. The Company adopted ASU 2016-13 and the related updates on January 1, 2023 and the adoption did not have a material impact.
On March 31, 2022, the FASB issued ASU No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures (Topic 326) (“ASU 2022-02”). ASU 2022-02 eliminates the recognition and measurement guidance for troubled debt restructurings (“TDRs”) and, instead, requires that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The ASU also enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The ASU became effective for the Company beginning January 1, 2023 and is generally to be applied prospectively. ASU 2022-02 did not have an impact on the Company’s consolidated financial statements for the three and six months ended June 30, 2023.
3. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Land	$175,709	$151,727
Land improvements	5,887	1,837
Buildings and improvements	632,866	455,275
Furniture, fixtures, and equipment	12,531	4,339
Tenant improvements	30,322	34,372
Work in progress	14,464	12,863
Investments in real estate	871,779	660,413
Accumulated depreciation	(159,931)	(158,407)
Net investments in real estate	$711,848	$502,006
For the three months ended June 30, 2023 and 2022, the Company recorded depreciation expense of $5.9 million and $4.2 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded depreciation expense of $10.7 million and $8.4 million, respectively.
2023 Transactions—During the six months ended June 30, 2023, the Company acquired an interest in the following properties from subsidiaries indirectly wholly-owned by a fund that is managed by affiliates of CIM Group Management, LLC. The purchases were accounted for as asset acquisitions.

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
June 30, 2023 (Unaudited) – (Continued)

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
The Company sold an interest in the following property during the six months ended June 30, 2023.

	Asset	Date of	Interest	Sales	Gain on
Property	Type	Sale	Sold	Price	Sale
				(in thousands)
4750 Wilshire Boulevard (1)	Office / Multifamily	February 17, 2023	80.0%	$34,400	$1,104

(1)The Company sold 80% of its interest in 4750 Wilshire Boulevard (excluding a vacant land parcel which was not included in the sale) to co-investors with whom it formed the 4750 Wilshire JV (defined in Note 4). At the acquisition date, the Company received net proceeds of $16.7 million and recorded a receivable of $17.7 million, which the Company expects to collect over a six month period. As of June 30, 2023, the receivable was $5.2 million and is included in other assets on the consolidated balance sheet. The Company owns a 20% interest in the 4750 Wilshire JV and accounts for its investment as an equity method investment as of June 30, 2023.
2022 Transactions—During the six months ended June 30, 2022, the Company acquired a 100% fee-simple interest in the following properties from unrelated third-parties which transaction was accounted for as an asset acquisition.

	Asset	Date of		Purchase
Property	Type	Acquisition	Square Feet	Price
				(in thousands)
3022 S Western Avenue, Los Angeles, CA (1) (3)	Multifamily (3)	May 20, 2022	6,000	$5,650
3101 S Western Avenue, Los Angeles, CA (2) (4)	Multifamily Development Site (4)	February 11, 2022	3,752	$2,260

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
(3)The property is located on a land site of approximately 28,300 square feet. The Company intends to entitle the property and develop approximately 119 residential units.
(4)The property is located on a land site of approximately 11,300 square feet. The Company intends to entitle the property and develop approximately 40 residential units.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)
There were no dispositions during the six months ended June 30, 2022.
The results of operations of the properties the Company acquired have been included in the consolidated statements of operations from the dates of acquisition. The following table summarizes the purchase price allocation of the aforementioned acquisitions during the six months ended June 30, 2023 and 2022.

	Six months ended June 30,
	2023	2022
	(in thousands)
Land	$36,613	$7,907
Land improvements	4,523	52
Buildings and improvements	206,717	156
Furniture, fixtures, and equipment	8,140	—
Acquired in-place leases (1)	27,210	—
Acquired above-market leases (2)	71	—
Acquired below-market leases (3)	(223)	—
Net assets acquired	$283,051	$8,115

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
4. INVESTMENT IN UNCONSOLIDATED ENTITIES
The following table details the Company’s equity method investments in its Unconsolidated Joint Ventures. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (dollars in thousands):

					Carrying Value
Property	Asset Type	Location	Acquisition Date	Ownership Interest	June 30, 2023	December 31, 2022
1910 Sunset Boulevard (1)	Office	Los Angeles, CA	February 11, 2022	44.2%	$12,100	$12,381
4750 Wilshire Boulevard (2)	Office / Multifamily	Los Angeles, CA	February 17, 2023	20.0%	8,111	—
1902 Park Avenue (3)	Multifamily	Los Angeles, CA	February 28, 2023	50.0%	7,314	—
Total investments in unconsolidated entities					$27,525	$12,381
______________________
(1)1910 Sunset Boulevard is an office building with 96,406 square feet of office space and 2,760 square feet of retail space The plan for the property is to undertake a capital improvement program to renovate and modernize the building into creative office space as well as a limited number of multifamily units.
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
The Company recorded a loss of $220,000 and $281,000 related to its investment in the 1910 Sunset JV during the three and six months ended June 30, 2023, respectively, and income of $260,000 and $380,000 during the three and six months

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)
ended June 30, 2022, respectively, in the consolidated statements of operations. The Company’s investment in the 1910 Sunset JV was $12.1 million and its ownership percentage remained unchanged as of June 30, 2023.
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
The Company recorded a loss of $490,000 and $493,000 related to its investment in the 4750 Wilshire JV during the three and six months ended June 30, 2023, respectively, in the consolidated statements of operations. The Company’s investment in the 4750 Wilshire JV was $8.1 million and its ownership percentage remained unchanged as of June 30, 2023.
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
The Company recorded a loss of $194,000 and income of $638,000 related to its investment in the 1902 Park JV during the three and six months ended June 30, 2023, respectively, in the consolidated statements of operations. The Company’s investment in the 1902 Park JV was $7.3 million as of June 30, 2023.
5. LOANS RECEIVABLE
Loans receivable consist of the following (in thousands):

	June 30, 2023	December 31, 2022
SBA 7(a) loans receivable, subject to credit risk	$4,380	$56,116
SBA 7(a) loans receivable, subject to loan-backed notes	50,471	—
SBA 7(a) loans receivable, subject to secured borrowings	5,391	6,127
SBA 7(a) loans receivable, held for sale	729	117
Loans receivable	60,971	62,360
Deferred capitalized costs, net	1,193	1,293
Loan loss reserves (1)	(1,713)	(1,106)
Loans receivable, net	$60,451	$62,547
____________________
(1)On January 1, 2023, the Company adopted ASU 2016-13. As such, the amounts as of June 30, 2023 reflect the Company’s current estimate of potential credit losses related to the Company’s loans receivable.
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
June 30, 2023 (Unaudited) – (Continued)
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
Current Expected Credit Losses
Current expected credit losses (“CECL”) reflect the Company’s current estimate of potential credit losses related to loans receivable included in the Company’s consolidated balance sheets as of June 30, 2023 pursuant to ASU 2016-13 as implemented effective January 1, 2023. Refer to Note 2 for further discussion of CECL.
The following table presents the activity in the Company’s current expected credit losses for the six months ended June 30, 2023 (dollar amounts in thousands):

Loans Receivable
Allowance for credit losses as of December 31, 2022	$1,106
Transition adjustment on January 1, 2023	783
Reserve for expected credit losses	51
Current expected credit losses as of March 31, 2023	1,940
Write-offs	(85)
Reserve for expected credit losses	(142)
Current expected credit losses as of June 30, 2023	$1,713
The Company’s initial estimate of its current expected credit losses against the loans receivable of $783,000, net of a $164,000 deferred tax asset, was recorded on January 1, 2023 directly to distributions in excess of earnings on the Company’s consolidated statements of equity. Subsequent changes to the allowance for credit losses are recognized through net income on the Company’s consolidated statements of operations. During the three and six months ended June 30, 2023, the Company recorded a decrease of $142,000 and $91,000, respectively, in its current expected credit losses related to its loans receivable, which is recorded in general and administrative in the consolidated statement of operations, and recorded a decrease due to write-offs of $85,000, bringing the total current expected credit loss to $1.7 million as of June 30, 2023.
Other
As of June 30, 2023 and December 31, 2022, the Company’s loans subject to credit risk were 100.0% and 99.9%, respectively, concentrated in the hospitality industry. As of June 30, 2023 and December 31, 2022, 99.4% and 98.4%, respectively, of the Company’s loans subject to credit risk were current. The Company classifies loans with negative characteristics in substandard categories ranging from special mention to doubtful. As of June 30, 2023 and December 31, 2022, $1.1 million and $1.0 million, respectively, of loans subject to credit risk were classified in substandard categories.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)
6. OTHER INTANGIBLE ASSETS AND LIABILITIES
A schedule of the Company’s intangible assets and liabilities and related accumulated amortization and accretion as of June 30, 2023 and December 31, 2022 is as follows (in thousands):

	June 30, 2023	December 31, 2022
Intangible assets:
Acquired in-place leases, net of accumulated amortization of $25,928 and $7,795, respectively, with an average useful life of 2 and 8 years, respectively.	$10,566	$1,488
Acquired above-market leases, net of accumulated amortization of $97 and $39, respectively, with an average useful life of 3 and 6 years, respectively	29	16
Trade name and license	2,957	2,957
Total intangible assets, net	$13,552	$4,461
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $173 and $22, respectively, both with an average useful life of 1 year	$93	$20
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
During the three and six months ended June 30, 2023 and 2022, the Company recognized amortization related to its intangible assets and liabilities as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Acquired above-market lease amortization	$34	$3	$58	$6
Acquired in-place lease amortization	$14,005	$195	$18,132	$433
Acquired below-market lease amortization	$141	$60	$150	$129
A schedule of future amortization and accretion of acquired intangible assets and liabilities as of June 30, 2023, is as follows (in thousands):

	Assets		Liabilities
Years Ending December 31,	Acquired Above-Market Leases	Acquired In-Place Leases	Acquired Below-Market Leases
2023	$23	$9,581	$(93)
2024	5	374	—
2025	1	171	—
2026	—	123	—
2027	—	123	—
Thereafter	—	194	—
	$29	$10,566	$(93)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)
7. DEBT
The following table summarizes the debt balances as of June 30, 2023 and December 31, 2022, and the debt activity for the six months ended June 30, 2023 (in thousands):

		During the Six Months Ended June 30, 2023
	Balances as of December 31, 2022	Debt Issuances & Assumptions	Repayments	Accretion & (Amortization)	Balances as of June 30, 2023
Mortgages Payable:
Fixed rate mortgage payable	$97,100	$—	$—	$—	$97,100
Variable rate mortgages payable	—	181,733	(16,000)	—	165,733
	97,100	181,733	(16,000)	—	262,833
Deferred debt origination costs — Mortgages Payable	(94)	(1,855)	—	484	(1,465)
Total Mortgages Payable	97,006	179,878	(16,000)	484	261,368
Secured Borrowings — Government Guaranteed Loans:
Outstanding Balance	5,979	—	(708)	—	5,271
Unamortized premiums	258	—	—	(31)	227
Total Secured Borrowings — Government Guaranteed Loans	6,237	—	(708)	(31)	5,498
Other Debt:
2022 credit facility revolver	—	222,000	(130,000)	—	92,000
2022 credit facility term loan	56,230	—	—	—	56,230
Junior subordinated notes	27,070	—	—	—	27,070
SBA 7(a) loan-backed notes	—	54,141	(5,162)	—	48,979
Deferred debt origination costs — other	(779)	(1,312)	—	196	(1,895)
Discount on junior subordinated notes	(1,497)	—	—	49	(1,448)
Total Other Debt	81,024	274,829	(135,162)	245	220,936
Total Debt, Net	$184,267	$454,707	$(151,870)	$698	$487,802
Fixed Rate Mortgage Payable—The Company’s fixed rate mortgage payable is secured by a deed of trust on a property and assignments of rents receivable. As of June 30, 2023, the Company’s fixed rate mortgage payable had a fixed interest rate of 4.14% per annum, with monthly payments of interest only, due on July 1, 2026. The loan is nonrecourse.
Variable Rate Mortgages Payable—The Company’s variable rate mortgages payable are secured by a deed of trust on the respective properties and assignments of rents receivable. As of June 30, 2023, the Company’s variable rate mortgages payable had a variable interest rates ranging from SOFR plus 3.25% - 3.35%, with monthly payments of interest only, due on various dates from June 7, 2024 to July 7, 2025 with extension options subject to certain conditions being met. The loans are nonrecourse.
Secured Borrowings—Government Guaranteed Loans—Secured borrowings—government guaranteed loans represent sold loans which are treated as secured borrowings because the loan sales did not meet the derecognition criteria provided for in ASC 860-30, Secured Borrowing and Collateral. These loans included cash premiums that are amortized as a reduction to interest expense over the life of the loan using the effective interest method and are fully amortized when the underlying loan is repaid in full. As of June 30, 2023, the Company’s secured borrowings-government guaranteed loans included $3.0 million of loans sold for a premium and excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 8.54% at June 30, 2023, and $2.3 million of loans sold for an excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 6.32% at June 30, 2023.
2022 Credit Facility—In December 2022, the Company refinanced its 2018 credit facility and replaced it with a new 2022 credit facility, entered into with a bank syndicate, that includes a $56.2 million term loan (the “2022 Credit Facility Term

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)
Loan”) as well as a revolver allowing the Company to borrow up to $150.0 million (the “2022 Credit Facility Revolver”), both of which are collectively subject to a borrowing base calculation. The 2022 credit facility is secured by certain properties in the Company’s real estate portfolio: six office properties and one hotel property (as well as the hotel’s adjacent parking garage and retail property). The 2022 credit facility bears interest at (A) the base rate plus 1.50% or (B) SOFR plus 2.60%. As of June 30, 2023, the variable interest rate was 7.69%. The 2022 Credit Facility Revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The 2022 credit facility is guaranteed by the Company and the Company is subject to certain financial maintenance covenants. The 2022 credit facility matures in December 2025 and provides for two one-year extension options under certain conditions, including providing notice of the election and paying an extension fee of 0.15% of each lender’s commitment being extended on the effective date of such extension. As of June 30, 2023 and December 31, 2022, $58.0 million and $150.0 million, respectively, was available for future borrowings.
Junior Subordinated Notes—The Company has junior subordinated notes with a variable interest rate which resets quarterly based on the three-month LIBOR plus 3.25%, with quarterly interest only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at the Company’s option.
SBA 7(a) Loan-Backed Notes—On March 9, 2023, the Company completed a securitization of the unguaranteed portion of certain of its SBA 7(a) loans receivable with the issuance of $54.1 million of unguaranteed SBA 7(a) loan-backed notes (with net proceeds of approximately $43.3 million, after payment of fees and expenses in connection with the securitization and the funding of a reserve account and an escrow account). The SBA 7(a) loan-backed notes are collateralized by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2048, with monthly payments due as payments on the collateralized loans are received. The SBA 7(a) loan-backed notes bear interest at a per annum rate equal to the lesser of (i) 30-day average compounded SOFR plus 2.90% and (ii) prime rate minus 0.35%. As of June 30, 2023, the variable interest rate was 7.83%. The Company reflects the SBA 7(a) loans receivable as assets on its consolidated balance sheet and the SBA 7(a) loan-backed notes as debt on its consolidated balance sheet. The restricted cash on the Company’s consolidated balance sheets included funds related to the Company’s SBA 7(a) loan-backed notes was $7.3 million as of June 30, 2023.
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
As of June 30, 2023 and December 31, 2022, accrued interest and unused commitment fees payable of $1.7 million and $562,000, respectively, were included in accounts payable and accrued expenses.
Future principal payments on the Company’s debt (face value) as of June 30, 2023 are as follows (in thousands):

Years Ending December 31,	Mortgage Payable	Secured Borrowings Principal (1)	2022 Credit Facility	Other (1) (2)	Total
2023 (Six months ending December 31, 2023)	$—	$179	$—	$3,875	$4,054
2024	78,733	255	—	8,576	87,564
2025	87,000	275	148,230	7,767	243,272
2026	97,100	296	—	7,047	104,443
2027	—	319	—	6,436	6,755
Thereafter	—	3,947	—	42,348	46,295
	$262,833	$5,271	$148,230	$76,049	$492,383
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
June 30, 2023 (Unaudited) – (Continued)
8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company may use certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the six months ended June 30, 2023, the Company entered into two interest rate cap agreements in connection with the assumption of two mortgage loans.
The following table summarizes the terms of the Company’s interest rate cap agreements as of June 30, 2023 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Assets as of
	Balance Sheet	Amount as of	Strike	Effective	Maturity	June 30,
	Location	June 30, 2023	Rates (1)	Dates	Dates	2023
Interest Rate Caps	Other assets	$165,733	2.5% to 4.5%	8/07/2022 to 5/03/2023	6/07/2024 to 7/07/2025	$3,590
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
______________________
(1)Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period, and generally vests based on one year of continuous service. The Company recorded compensation expense related to these restricted shares of Common Stock in the amount of $37,000 and $37,000 for the three months ended June 30, 2023 and 2022, respectively, and $92,000 and $92,000 for the six months ended June 30, 2023 and 2022.
(2)These shares vested after one year of continuous service, other than the shares granted to Mr. Frank Golay, Jr., a former independent director of the Company, which vested on April 29, 2022. Mr. Golay retired from the Board on May 2, 2022 and, in recognition of his service to the Company, the Board accelerated the vesting of Mr. Golay’s shares.
As of June 30, 2023, there was $0 of total unrecognized compensation expense related to restricted shares of Common Stock which will be recognized ratably over the remaining vesting period.
10. EARNINGS PER SHARE ("EPS")
The computations of basic EPS are based on the Company’s weighted average shares outstanding. No shares of Series D Preferred Stock, Series A Preferred Stock, or Series A1 Preferred Stock outstanding as of June 30, 2023 were included in the

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)
computation of diluted EPS because they had no dilutive effect. Outstanding Series A Preferred Warrants were not included in the computation of diluted EPS for the three and six months ended June 30, 2023 and 2022 because their impact was either anti-dilutive or such warrants were not exercisable during such periods (Note 12). Outstanding shares of Series L Preferred Stock were not included in the computation of diluted EPS for the three and six months ended June 30, 2023 (because they were redeemed in January 2023) and 2022 (because such shares were not redeemable during such period).
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.
The following table reconciles the numerator and denominator used in computing the Company’s basic and diluted per-share amounts for net loss attributable to common stockholders for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(23,815)	$(2,349)	$(36,530)	$(5,160)
Redeemable preferred stock dividends declared on dilutive shares	—	—	—	—
Diluted net loss attributable to common stockholders	$(23,815)	$(2,349)	$(36,530)	$(5,160)
Denominator:
Basic weighted average shares of Common Stock outstanding	22,707	23,353	22,707	23,351
Effect of dilutive securities—contingently issuable shares	—	—	—	—
Diluted weighted average shares and common stock equivalents outstanding	22,707	23,353	22,707	23,351
Net loss attributable to common stockholders per share:
Basic	$(1.05)	$(0.10)	$(1.61)	$(0.22)
Diluted	$(1.05)	$(0.10)	$(1.61)	$(0.22)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)
11. REDEEMABLE PREFERRED STOCK
The table below provides information regarding the issuances, reclassifications and redemptions of each class of the Company’s preferred stock in permanent equity during the three and six months ended June 30, 2023 and 2022 (dollar amounts in thousands):

	Preferred Stock
	Series A1		Series A		Series D		Series L		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2021	—	$—	6,271,337	$156,431	56,857	$1,396	5,387,160	$152,834	11,715,354	$310,661
Reclassification of Series A Preferred stock to permanent equity	—	—	329,921	8,304	—	—	—	—	329,921	8,304
Redemption of Series A Preferred Stock	—	—	(49,341)	(1,228)	—	—	—	—	(49,341)	(1,228)
Balances, March 31, 2022	—	$—	6,551,917	$163,507	56,857	$1,396	5,387,160	$152,834	11,995,934	$317,737
Issuance of Series A1 Preferred Stock	192,440	4,770	—	—	—	—	—	—	192,440	4,770
Reclassification of Series A Preferred stock to permanent equity	—	—	430,082	10,857	—	—	—	—	430,082	10,857
Redemption of Series A Preferred Stock	—	—	(88,225)	(2,188)	—	—	—	—	(88,225)	(2,188)
Balances, June 30, 2022	192,440	$4,770	6,893,774	$172,176	56,857	$1,396	5,387,160	$152,834	12,530,231	$331,176

Balances, December 31, 2022	5,956,147	$147,514	7,565,349	$189,048	48,857	$1,200	—	$—	13,570,353	$337,762
Issuance of Series A1 Preferred Stock	1,032,433	25,569	—	—	—	—	—	—	1,032,433	25,569
Redemption of Series A1 Preferred Stock	(12,870)	(319)	—	—	—	—	—	—	(12,870)	(319)
Reclassification of Series A Preferred stock to permanent equity	—	—	389,325	9,699	—	—	—	—	389,325	9,699
Redemption of Series A Preferred Stock	—	—	(189,753)	(4,723)	—	—	—	—	(189,753)	(4,723)
Balances, March 31, 2023	6,975,710	$172,764	7,764,921	$194,024	48,857	$1,200	—	$—	14,789,488	$367,988
Issuance of Series A1 Preferred Stock	1,195,589	29,582	—	—	—	—	—	—	1,195,589	29,582
Redemption of Series A1 Preferred Stock	(11,200)	(277)	—	—	—	—	—	—	(11,200)	(277)
Redemption of Series D Preferred Stock	—	—	—	—	(410)	(10)	—	—	(410)	(10)
Reclassification of Series A Preferred stock to permanent equity	—	—	300,846	7,462	—	—	—	—	300,846	7,462
Redemption of Series A Preferred Stock	—	—	(183,809)	(4,575)	—	—	—	—	(183,809)	(4,575)
Balances, June 30, 2023	8,160,099	$202,069	7,881,958	$196,911	48,447	$1,190	—	$—	16,090,504	$400,170
Series A1 Preferred Stock—Since June 2022, the Company has been conducting a continuous public offering with respect to shares of its Series A1 Preferred Stock, par value $0.001 per share with an initial stated value of $25.00 per share, subject to adjustment. Shares of Series A1 Preferred Stock are recorded in permanent equity at the time of their issuance. As of June 30, 2023, the Company had issued in registered public offerings 7,994,099 shares of the Series A1 Preferred Stock and received gross proceeds of $197.9 million, and additionally had issued 200,000 shares of Series A1 Preferred Stock as payment for services to the CIM Service Provider, LLC (the “Administrator”), for which no cash proceeds were received. In connection with the issuance of shares of Series A1 Preferred Stock, $14.5 million of costs specifically identifiable to the offering of Series A1 Preferred Stock was allocated to the Series A1 Preferred Stock. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $10.0 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of June 30, 2023, the Company had reclassified and allocated $2.7 million from deferred charges to Series A1 Preferred Stock as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)
As of June 30, 2023, there were 8,160,099 shares of Series A1 Preferred Stock outstanding and 34,000 shares of Series A1 Preferred Stock had been redeemed.
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
As of June 30, 2023, the Company had issued in registered public offerings 8,251,657 shares of Series A Preferred Stock and 4,603,287 Series A Preferred Warrants and received gross proceeds of $205.4 million and $761,000, respectively, and additionally, had issued 568,681 shares of Series A Preferred Stock as payment for services to the Administrator, for which no cash proceeds were received. In connection with the cumulative issuance of Series A Preferred Stock and Series A Preferred Warrants, $17.0 million and $142,000 of costs specifically identifiable to the offering of the Series A Preferred Stock and Series A Preferred Warrants, respectively, were allocated to the Series A Preferred Stock and Series A Preferred Warrants, respectively. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $10.0 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of June 30, 2023, the Company had reclassified and allocated $1.9 million and $5,000 from deferred charges to Series A Preferred Stock and Series A Preferred Warrants, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
Net proceeds from the issuance of shares of Series A Preferred Stock were initially recorded in temporary equity at an amount equal to the gross proceeds allocated to such shares of Series A Preferred Stock minus the costs specifically identifiable to the issuance of such shares and the non-issuance specific offering costs allocated to such shares. If the net proceeds from the issuance of shares of Series A Preferred Stock were less than the redemption value of such shares at the time they were issued, or if the redemption value of such shares subsequently becomes greater than the carrying value of such shares, an adjustment was recorded to increase the carrying amount of such shares to their redemption value as of the balance sheet date. Such adjustment was considered a deemed dividend for purposes of calculating basic and diluted EPS. During the three and six months ended June 30, 2023, the Company recorded no redeemable preferred stock deemed dividends related to such adjustments. During the three and six months ended June 30, 2022, the Company recorded redeemable preferred stock deemed dividends of $4,000 and $19,000, respectively, related to such adjustments.
On the first anniversary of the issuance of a particular share of Series A Preferred Stock, the Company reclassifies such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of June 30, 2023, the Company had reclassified an aggregate of $199.6 million in net proceeds from temporary equity to permanent equity.
As of June 30, 2023, there were 7,881,958 shares of Series A Preferred Stock outstanding and 938,380 shares of Series A Preferred Stock had been redeemed.
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
As of June 30, 2023, the Company had issued in registered public offerings 56,857 shares of Series D Preferred Stock and received gross proceeds of $1.4 million. In connection with such issuance, $35,000 of costs specifically identifiable to the offering of Series D Preferred Stock were allocated to the Series D Preferred Stock. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $10.0 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of June 30, 2023, the Company had reclassified and allocated $13,000 from from deferred charges to Series D Preferred Stock as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)
As of June 30, 2023, there were 48,447 shares of Series D Preferred Stock outstanding and 8,410 shares of Series D Preferred Stock had been redeemed.
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
During the six months ended June 30, 2023, the Company paid $5.5 million, $5.6 million, $35,000 and $4.6 million of cash dividends on the Series A1 Preferred Stock, Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, respectively. During the six months ended June 30, 2022, the Company paid $0, $5.6 million, $40,000 and $8.4 million of cash dividends on the Series A1 Preferred Stock, Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, respectively.
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
June 30, 2023 (Unaudited) – (Continued)
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
12. STOCKHOLDERS’ EQUITY
Dividends
Holders of the Company’s Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by the Company out of legally available funds. In determining the Company’s dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, the Company’s financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. Cash dividends per share of Common Stock paid in respect of the six months ended June 30, 2023 and 2022 consist of the following:

Declaration Date	Payment Date	Type	Cash Dividend Per Share of Common Stock
June 27, 2023	July 24, 2023	Regular Quarterly	$0.085
March 20, 2023	April 11, 2023	Regular Quarterly	$0.085

June 10, 2022	July 5, 2022	Regular Quarterly	$0.085
March 8, 2022	April 1, 2022	Regular Quarterly	$0.085
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
Proceeds and expenses from the sale of the Series A Preferred Stock and Series A Preferred Warrants were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of June 30, 2023, the Company had 2,449,039 Series A Preferred Warrants outstanding to purchase 631,901 shares of Common Stock in connection with the Company’s offering of Series A Preferred Units and allocated net proceeds of $443,000, after specifically identifiable offering costs and allocated general offering costs, to the Series A Preferred Warrants in permanent equity.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)
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
There were no repurchases during the three and six months ended June 30, 2023. As of June 30, 2023, the Company had repurchased 662,462 shares of Common Stock for $4.7 million.
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
Debt—The carrying amounts of the Company’s secured borrowings—government guaranteed loans, SBA 7(a) loan-backed notes, 2022 Revolving Credit Facility and variable rate mortgages payable approximate their fair values, as the interest rates on these securities are variable and approximate current market interest rates. The Company determines the fair value of mortgage notes payable and junior subordinated notes by performing discounted cash flow analyses using an appropriate market discount rate. The Company calculates the market discount rate for its mortgage notes payable by obtaining period-end treasury or swap rates, as applicable, for maturities that correspond to the maturities of the Company’s debt and then adding an appropriate credit spread. These credit spreads take into account factors such as the Company’s credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt. When estimating the fair value of the Company’s mortgages payable as of June 30, 2023 and December 31, 2022, the Company used a rate of 6.86% and 6.48%, respectively. The rate used to estimate the fair value of the Company’s junior subordinated notes was 9.80% and 9.02% as of June 30, 2023 and December 31, 2022, respectively.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)
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

	June 30, 2023		December 31, 2022
	Discount Rate	Prepayment Rate	Discount Rate	Prepayment Rate
SBA 7(a) loans receivable, subject to credit risk	11.00% - 11.25%	4.67% - 17.00%	11.00% - 11.25%	5.00% - 17.00%
SBA 7(a) loans receivable, subject to loan-backed notes	11.00% - 11.25%	4.67% - 17.00%	N/A	N/A
SBA 7(a) loans receivable, subject to secured borrowings	11.00% - 11.25%	5.00% - 17.00%	11.00% - 11.25%	5.00% - 17.00%
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
Other Financial Instruments—The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at June 30, 2023 and December 31, 2022. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on the Company’s consolidated balance sheets are as follows (dollar amounts in thousands):

	June 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
Assets:
SBA 7(a) loans receivable, subject to credit risk	$4,522	$4,541	$56,237	$58,432	3
SBA 7(a) loans receivable, subject to loan-backed notes	$49,768	$52,418	$—	$—	3
SBA 7(a) loans receivable, subject to secured borrowings	$5,422	$5,497	$6,158	$6,237	3
SBA 7(a) loans receivable, held for sale	$739	$781	$152	$126	3
Liabilities:
Fixed rate mortgage payable (1)	$97,100	$89,957	$97,100	$90,002	2, 3
Junior subordinated notes (1)	$27,070	$25,185	$27,070	$25,067	3
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
June 30, 2023 (Unaudited) – (Continued)
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
June 30, 2023 (Unaudited) – (Continued)
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
In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and or reimbursement for performing certain services for the Company and its subsidiaries that are not covered by the Base Service Fee. During the six months ended June 30, 2023 and 2022, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, operational and on-going support in connection with the Company’s offering of Preferred Stock. The Administrator’s compensation is based on the salaries and benefits of the employees of the Administrator and or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of the Company and its subsidiaries). The expense for such services is included in expense reimbursements to related parties—corporate in the accompanying consolidated statements of operations.
Property Management Fees and Reimbursements—CIM Management, Inc. and certain of its affiliates (collectively, the “CIM Management Entities”), all affiliates of CIM REIT and CIM Group, provide property management, leasing, and development services to CIM Urban. Property management fees earned by the CIM Management entities and onsite management costs incurred on behalf of CIM Urban are included in rental and other property operating expenses in the accompanying consolidated statements of operations, with the exception of certain onsite management costs which are capitalized in some cases. Leasing commissions earned are capitalized to deferred charges on the accompanying consolidated balance sheets. Construction management fees and development management reimbursements are capitalized to investments in real estate on the accompanying consolidated balance sheets.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2023
	2023	2022	2023	2022
Asset Management Fees:
Asset management fees(1)	$627	$920	$1,347	$1,841
Property Management Fees and Reimbursements:
Property management fees(2)	$551	$413	$1,028	$851
Onsite management and other cost reimbursements(3)	$1,461	$806	$2,531	$1,231
Leasing commissions(4)	$37	$27	$76	$105
Construction management fees(5)	$52	$138	$170	$198
Development management reimbursements(6)	$653	$—	$653	$—
Administrative Fees and Expenses:
Expense reimbursements to related parties - corporate	$677	$526	$1,205	$948
Lending Segment Expenses:
Expense reimbursements to related parties - lending segment(7)	$910	$604	$1,518	$1,073
Offering-Related Fees:
Upfront dealer manager and trailing dealer manager fees(8)	$370	$152	$690	$274
Non-issuance specific offering costs (9)	$162	$50	$306	$89
______________________
(1)The Company issued to the Operator 36,843 shares of Series A1 Preferred Stock in lieu of cash payment for the asset management fees incurred during the three months ended March 31, 2022.
(2)Does not include the company’s share of the property management fees from the Unconsolidated Joint Ventures of $20,000 and and $37,000 for the three and six months ended June 30, 2023, respectively, and $11,000 and $15,000 for the three and six months ended June 30, 2022, respectively.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)
(3)Does not include the Company’s share of the onsite management and other cost reimbursements from the Unconsolidated Joint Ventures of $112,000 and $141,000 for the three and six months ended June 30, 2023, respectively, and $21,000 and $33,000 for the three and six months ended June 30, 2022, respectively.
(4)Does not include the Company’s share of the leasing commissions from the Unconsolidated Joint Ventures of $2,000 and $14,000 for the three and six months ended June 30, 2023, respectively.
(5)Does not include the Company’s share of the construction management fees from the Unconsolidated Joint Ventures of $55,000 and $59,000 for the three and six months ended June 30, 2023, respectively, and $2,000 and $3,000 for the three and six months ended June 30, 2022.
(6)Does not include the Company’s share of the development management reimbursements from the Unconsolidated Joint Ventures of $187,000 for the three and six months ended June 30, 2023.
(7)Expense reimbursements to related parties - lending segment do not include personnel costs capitalized to deferred loan origination costs of $30,000 and $61,000 for the three and six months ended June 30, 2023, respectively, and $105,000 and $174,000 for the three and six months ended June 30, 2022, respectively.
(8)Represents fees earned by CCO Capital and allocated to Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock.
(9)As of June 30, 2023 and June 30, 2022, $2.5 million and $2.3 million, respectively, was included in deferred costs as reimbursable expenses incurred pursuant to the Master Services Agreement and the then applicable dealer manager agreement with CCO Capital. These non-issuance specific costs are allocated against the gross proceeds from the sale of the Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock on a pro rata basis for each issuance as a percentage of the total offering.
As of June 30, 2023 and December 31, 2022, due to related parties consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Asset management fees	$634	$812
Property management fees and reimbursements	2,270	1,214
Expense reimbursements - corporate	680	466
Expense reimbursements - lending segment	681	124
Upfront dealer manager and trailing dealer manager fees	371	454
Non-issuance specific offering costs	98	17
Other amounts due (from) to the CIM Management Entities and certain of its affiliates	(9)	68
Total due to related parties	$4,725	$3,155
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
During the six months ended June 30, 2023, the Company acquired an interest in four assets from entities indirectly wholly-owned by a fund that is managed by affiliates of CIM Group Management, LLC for $282.9 million (exclusive of transactions costs). See Note 3 and Note 7 for more information.
Other
On May 15, 2019, CIM Group entered into an approximately 11-year lease for approximately 32,000 rentable square feet with respect to a property owned by the Company (4750 Wilshire). The lease was amended on August 7, 2019 to reduce

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)
the rentable square feet to approximately 30,000 rentable square feet. In February 2023, the Company sold an 80% interest in 4750 Wilshire and now holds its retained 20% interest in the property through the 4750 Wilshire JV. Prior to the sale, for the three months ended March 31, 2023, the Company recorded rental and other property income related to this tenant of $194,000 and for the three and six months ended June 30, 2022, recorded rental and other property income from the tenant of $370,000 and $740,000 respectively. For the three and six months ended June 30, 2023, the Company’s share of the income from the tenant earned by the 4750 Wilshire JV was $53,000 and $90,000, respectively.
15. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer when the terms established in the contract are met. The Company’s outstanding commitments to fund loans were $7.8 million as of June 30, 2023, all of which are for prime-based loans to be originated by the Company’s subsidiary engaged in SBA 7(a) Small Business Loan Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, the Company has certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. The Company had a total of $6.5 million in future obligations under leases to fund tenant improvements and other future construction obligations as of June 30, 2023. As of June 30, 2023, $2.5 million was funded to reserve accounts included in restricted cash on the Company’s consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreement entered into in June 2016.
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
SBA Related—If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced under the PPP or the SBA 7(a) Small Business Loan Program, the SBA may seek recovery of the principal loss related to the deficiency from the Company. As of June 30, 2023, the Company serviced an aggregate of $241.4 million of the guaranteed portion of SBA 7(a) loans. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from the Company in the event that a loss is deemed to be attributable to technical deficiencies. Based on historical experience, the Company does not expect that this contingency is probable to be asserted. However, if asserted, it could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flow or the Company’s ability to satisfy its debt service obligations or to maintain its level of distributions on Common Stock or Preferred Stock.
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
June 30, 2023 (Unaudited) – (Continued)
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
16. LEASES
Future minimum rental revenue under long-term operating leases as of June 30, 2023, excluding tenant reimbursements of certain costs, are as follows (excludes unconsolidated properties, in thousands):

Years Ending December 31,	Total
2023 (Six months ending December 31, 2023)	$31,246
2024	49,236
2025	30,060
2026	21,776
2027	14,294
Thereafter	47,803
$194,415
17. SEGMENT DISCLOSURE
The Company’s reportable segments during the three and six months ended June 30, 2023 consist of three types of commercial real estate properties, namely, office, hotel and multifamily, as well as a segment for the Company’s lending business. The Company’s reportable segments during the three and six months ended June 30, 2022 consist of two types of commercial real estate properties, namely, office and hotel, as well as a segment for the Company’s lending business. Management internally evaluates the operating performance and financial results of the segments based on net operating income. The Company also has certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2022 included in the 2022 Form 10-K.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)
The net operating income (loss) of the Company’s segments for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Office:
Revenues	$13,975	$14,077	$27,462	$28,182
Property expenses:
Operating	6,369	6,402	12,892	12,523
General and administrative	57	35	157	125
Total property expenses	6,426	6,437	13,049	12,648
(Loss) income from unconsolidated entities	(710)	260	(774)	380
Segment net operating income—office	6,839	7,900	13,639	15,914
Hotel:
Revenues	11,668	9,576	23,160	17,369
Property expenses:
Operating	7,543	6,305	14,882	11,676
General and administrative	12	24	20	52
Total property expenses	7,555	6,329	14,902	11,728
Segment net operating income—hotel	4,113	3,247	8,258	5,641
Multifamily:
Revenues	4,078	—	5,301	—
Property expenses:
Operating	3,067	—	4,430	—
General and administrative	295	—	312	—
Total property expenses	3,362	—	4,742	—
(Loss) income from unconsolidated entity	(194)	—	638	—
Segment net operating income—multifamily	522	—	1,197	—
Lending:
Revenues	2,963	2,750	5,673	5,634
Lending expenses:
Interest expense	1,315	119	1,560	226
Expense reimbursements to related parties—lending segment	910	604	1,518	1,073
General and administrative	214	338	713	898
Total lending expenses	2,439	1,061	3,791	2,197
Segment net operating income—lending	524	1,689	1,882	3,437
Total segment net operating income	$11,998	$12,836	$24,976	$24,992

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)
A reconciliation of segment net operating income to net income attributable to the Company for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total segment net operating income	$11,998	$12,836	$24,976	$24,992
Interest and other income	76	—	76	—
Asset management and other fees to related parties	(627)	(920)	(1,347)	(1,841)
Expense reimbursements to related parties—corporate	(677)	(526)	(1,205)	(948)
Interest expense	(7,394)	(2,284)	(13,385)	(4,347)
General and administrative	(1,106)	(880)	(2,407)	(2,017)
Transaction-related costs	—	—	(3,360)	—
Depreciation and amortization	(20,472)	(4,974)	(29,974)	(9,978)
Gain on sale of real estate	—	—	1,104	—
(Loss) income before provision for income taxes	(18,202)	3,252	(25,522)	5,861
Provision for income taxes	(159)	(321)	(415)	(628)
Net (loss) income	(18,361)	2,931	(25,937)	5,233
Net loss (income) attributable to noncontrolling interests	1,002	(9)	1,627	(14)
Net (loss) income attributable to the Company	$(17,359)	$2,922	$(24,310)	$5,219
The condensed assets for each of the segments as of June 30, 2023 and December 31, 2022, along with capital expenditures and loan originations for the six months ended June 30, 2023 and 2022, are as follows (in thousands):

	June 30, 2023	December 31, 2022
Condensed assets:
Office	$419,446	$471,677
Hotel	98,609	99,082
Multifamily	295,410	—
Lending	82,807	76,148
Non-segment assets	23,423	43,341
Total assets	$919,695	$690,248

	Six Months Ended June 30,
	2023	2022
Capital expenditures(1) and loan originations:
Office	$3,414	$4,304
Hotel	1,842	963
Multifamily	5,814	—
Total capital expenditures	11,070	5,267
Loan originations	18,128	30,682
Total capital expenditures and loan originations	$29,198	$35,949
______________________
(1)Represents additions and improvements to real estate investments, excluding acquisitions. Includes the activity for dispositions through their respective disposition dates.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)
18. SUBSEQUENT EVENTS
On August 2, 2023, the Company granted stock awards totaling 48,888 restricted shares of its Common Stock to the independent members of the Board of Directors. The shares will vest after one year of continuous service.

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
The following discussion of our financial condition as of June 30, 2023 and results of operations for the three and six months ended June 30, 2023 and 2022 should be read in conjunction with the 2022 Form 10-K. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Part I, Item 1A of the 2022 Form 10-K and in Part II, Item 1A of this Quarterly Report. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the consolidated financial statements contained therein. The terms “we,” “us,” “our” and the “Company” refer to Creative Media & Community Trust Corporation and its subsidiaries.
Definitions
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
The phrase “ADR” represents average daily rate. It is calculated as trailing six-month room revenue divided by the number of rooms occupied. For sold properties, ADR is presented for the Company’s period of ownership only.
The phrase “annualized rent” represents gross monthly base rent, or gross monthly contractual rent under parking and retail leases, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.
The phrase “RevPAR” represents revenue per available room. It is calculated as trailing six-month room revenue divided by the number of available rooms. For sold properties, RevPAR is presented for the Company’s period of ownership only.

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
Properties
As of June 30, 2023, our real estate portfolio consisted of 25 assets, all of which were fee-simple properties, including two office properties (one of which is being partially converted into multifamily units) and one multifamily property, which we own through our investment in unconsolidated joint ventures (the “Unconsolidated Joint Ventures”). As of June 30, 2023, our 13 office properties, totaling approximately 1.3 million rentable square feet, were 83.0% occupied, our one hotel with an ancillary parking garage, which has a total of 503 rooms, had RevPAR of $163.18 for the six months ended June 30, 2023 and our three multifamily properties were 83.9% occupied. Additionally, as of June 30, 2023, we had seven development sites (with two being used as parking lots).
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
Rental Rate Trends
Office Statistics:    The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods (includes 100% of our properties partially owned through unconsolidated joint ventures):

	As of June 30,
	2023	2022
Occupancy (1)(2)	83.0%	78.1%
Annualized rent per occupied square foot (1)(3)	$56.71	$54.13
______________________

(1)The information presented in this table represents historical information as of the date indicated without giving effect to any property sales occurring thereafter.
(2)In connection with the 4750 Wilshire Project (as defined later), the Company is no longer classifying approximately 110,000 square feet of vacant space at its property at 4750 Wilshire Boulevard in Los Angeles, California as rentable office square footage as of June 30, 2023.
(3)Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by 12. This amount reflects total cash rent before abatements. Total abatements, representing lease incentives in the form of free rent, for the twelve months ended June 30, 2023 and 2022 were approximately $2.8 million and $2.2 million, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.
Over the next four quarters, we expect to see expiring cash rents as set forth in the table below (includes 100% of our properties partially owned through unconsolidated joint ventures):

	For the Three Months Ended
	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024
Expiring Cash Rents:
Expiring square feet (1)	25,847	17,854	46,016	28,241
Expiring rent per square foot (2)	$62.33	$47.38	$46.09	$48.12
______________________
(1)Month-to-month tenants occupying a total of 8,921 square feet are included in the expiring leases in the first quarter listed.
(2)Represents gross monthly base rent, as of June 30, 2023, under leases expiring during the periods above, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.
During the three and six months ended June 30, 2023, we executed leases with terms longer than 12 months totaling 29,212 and 73,099 square feet, respectively. The table below sets forth information on certain of our executed leases during the three and six months ended June 30, 2023, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

	Number of Leases (1)	Rentable Square Feet	New Cash Rents per Square Foot (2)	Expiring Cash Rents per Square Foot (2)
Three months ended June 30, 2023	4	15,356	$60.37	$60.92
Six months ended June 30, 2023	12	47,992	$56.02	$55.90
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

	As of June 30,
	2023	2022
Occupancy	83.9%	N/A
Monthly rent per occupied unit (1)	$2,914	N/A
______________________
(1)Represents gross monthly base rent under leases commenced as of the specified period, divided by occupied units. This amount reflects total cash rent before concessions.
Hotel Statistics:    The following table sets forth the occupancy, ADR and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Six Months Ended June 30,
	2023	2022
Occupancy	80.9%	73.3%
ADR	$201.59	$174.48
RevPAR	$163.18	$127.98
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
Property Concentration
Kaiser Foundation Health Plan, Incorporated, which occupied space in one of our Oakland, California properties, accounted for 29.3% of our annualized office rental income for the three months ended June 30, 2023.

2023 Results of Operations
Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022
Net (Loss) Income and FFO

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Total revenues	$32,760	$26,403	$6,357	24.1%
Total expenses	$50,058	$23,411	$26,647	*
Net (loss) income	$(18,361)	$2,931	$(21,292)	*
______________________
(*)Percentage changes in excess of 100% are deemed to be not meaningful
Net loss was $18.4 million for the three months ended June 30, 2023 compared to net income of $2.9 million for the three months ended June 30, 2022, a decrease of $21.3 million. The decrease was primarily due to an increase in depreciation and amortization expense of $15.5 million and an increase in interest expense not allocated to our operating segments of $5.1 million, and a decrease of $838,000 in segment net operating income (discussed in more detail below).
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
The following table sets forth a historical reconciliation of net loss attributable to common stockholders to FFO attributable to common stockholders (in thousands):

	Three Months Ended June 30,
	2023	2022
Net loss attributable to common stockholders(1)	$(23,815)	$(2,349)
Depreciation and amortization	20,472	4,974
Noncontrolling interests’ proportionate share of depreciation and amortization	(883)	—
FFO attributable to common stockholders(1)	$(4,226)	$2,625
______________________
(1)During the three months ended June 30, 2023 and 2022, we recognized $315,000 and $106,000, respectively, of redeemable preferred stock redemptions and $0 and $4,000, respectively, of redeemable preferred stock deemed dividends. Such amounts are included in, and have the effect of increasing net loss attributable to common stockholders and FFO attributable to common stockholders because redeemable preferred stock redemptions are not an adjustment prescribed by NAREIT.

FFO attributable to common stockholders was $(4.2) million for the three months ended June 30, 2023, a decrease of $6.8 million compared to $2.6 million for the three months ended June 30, 2022. The decrease in FFO was primarily due to an increase in interest expense not allocated to our operating segments of $5.1 million, an increase in redeemable preferred stock dividends and redeemable preferred stock redemptions of $1.0 million and $209,000, respectively, and a decrease of $838,000 in segment net operating income (discussed in more detail below).
Summary Segment Results
During the three months ended June 30, 2023 we operated in four segments: office, hotel and multifamily properties and lending. During the three months ended June 30, 2022, we operated in three segments: office and hotel properties and lending. Set forth and described below are summary segment results for our operating segments (dollar amounts in thousands).

	Three Months Ended June 30,		Change
	2023	2022	$	%
Revenues:
Office	$13,975	$14,077	$(102)	(0.7)%
Hotel	$11,668	$9,576	$2,092	21.8%
Multifamily	$4,078	$—	$4,078	N/A
Lending	$2,963	$2,750	$213	7.7%

Expenses:
Office	$6,426	$6,437	$(11)	(0.2)%
Hotel	$7,555	$6,329	$1,226	19.4%
Multifamily	$3,362	$—	$3,362	N/A
Lending	$2,439	$1,061	$1,378	—%

(Loss) income from unconsolidated entities
Office	$(710)	$260	$(970)	N/A
Multifamily	$(194)	$—	$(194)	N/A

Non-Segment Revenue and Expenses:
Interest and other income	$76	$—	$76	N/A
Asset management and other fees to related parties	$(627)	$(920)	$293	(31.8)%
Expense reimbursements to related parties - corporate	$(677)	$(526)	$(151)	28.7%
Interest expense	$(7,394)	$(2,284)	$(5,110)	*
General and administrative	$(1,106)	$(880)	$(226)	25.7%
Depreciation and amortization	$(20,472)	$(4,974)	$(15,498)	*
Provision for income taxes	$(159)	$(321)	$162	(50.5)%
______________________
(*)Percentage changes in excess of 100% are deemed to be not meaningful
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue of $14.0 million for the three months ended June 30, 2023 remained consistent with $14.1 million for the three months ended June 30, 2022 as an increase in rental revenues at an office property in Beverly Hills, California, due to increased occupancy and rental rates, was offset by a decrease in rental revenues as a result of the disposition of an 80% interest in an office property in Los Angeles, California in February 2023.
Hotel Revenue: Hotel revenue increased to $11.7 million, or by 21.8%, for the three months ended June 30, 2023, compared to $9.6 million for the three months ended June 30, 2022, due to an increase in occupancy and average daily rate during the second quarter of 2023 as compared to the second quarter of 2022 as a result of the hospitality industry continuing to recover from the impact of COVID-19.
Multifamily Revenue: Multifamily revenue was $4.1 million for the three months ended June 30, 2023. As our multifamily properties were acquired during the six months ended June 30, 2023, there was no comparable revenue for the three months ended June 30, 2022.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue increased to $3.0 million, or by 7.7%, for the three months ended June 30, 2023, compared to $2.8 million for the three months ended June 30, 2022. The increase is due to increased interest income from an increase in interest rates, partially offset by decreased premium income as a result of lower loan sale volume during the three months ended June 30, 2023, compared to the three months ended June 30, 2022.
Loss From Unconsolidated Office Entities: The income from our unconsolidated entities included in office segment net operating income decreased to a loss of $710,000 for the three months ended June 30, 2023 compared to income of $260,000 for the three months ended June 30, 2022. The decrease was primarily due to an increase in mortgage interest expense during the three months ended June 30, 2023.
Income From Unconsolidated Multifamily Entity: The loss from our unconsolidated entity included in multifamily segment net operating income was $194,000 for the three months ended June 30, 2023. As our unconsolidated multifamily property was acquired during the six months ended June 30, 2023, there was no comparable income for the three months ended June 30, 2022.
Interest and Other Income: Interest and other income, which has not been allocated to our operating segments, was $76,000 for the three months ended June 30, 2023, primarily related to interest earned on money market accounts. There was no comparable income for the three months ended June 30, 2022.
Expenses
Office Expenses: Office expenses of $6.4 million for the three months ended June 30, 2023, remained consistent with $6.4 million for the three months ended June 30, 2022.
Hotel Expenses: Hotel expenses increased to $7.6 million, or by 19.4%, for the three months ended June 30, 2023, compared to $6.3 million for the three months ended June 30, 2022, primarily as a result of increased occupancy at the hotel as a result of the hospitality industry continuing to recover from the impact of COVID-19.
Multifamily Expenses: Multifamily expenses were $3.4 million for the three months ended June 30, 2023. As our multifamily properties were acquired during the six months ended June 30, 2023, there were no comparable expenses for the three months ended June 30, 2022.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related parties. Lending expenses increased to $2.4 million, for the three months ended June 30, 2023, compared to $1.1 million for the three months ended June 30, 2022. The increase was primarily due to an increase in interest expense related to the issuance of new SBA 7(a) loan-backed notes in connection with the securitization that closed in March 2023 as well as an increase in allocated payroll expense.
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments, were $627,000 for the three months ended June 30, 2023, a decrease of 31.8%, compared to $920,000 for the three months ended June 30, 2022. The decrease was a result of a reduction in asset management fees related to a decrease in our net asset value, primarily resulting from a reduction in the fair value of our investments in real estate as of the end of 2022.
Expense Reimbursements to Related Parties—Corporate: The Administrator receives compensation and or reimbursement for performing certain services for the Company and its subsidiaries. Expense reimbursements to related parties-corporate increased by 28.7% to $677,000 for the three months ended June 30, 2023, compared to $526,000 for the three months ended June 30, 2022, primarily due to increases in allocated payroll expenses related to the multifamily asset acquisitions in Oakland, California during the first quarter of 2023.
Interest Expense: Interest expense, which has not been allocated to our operating segments, increased to $7.4 million for the three months ended June 30, 2023, compared to $2.3 million for the three months ended June 30, 2022. This is due to higher outstanding principal balances on our 2022 revolving line of credit facility for the three months ended June 30, 2023 compared to our 2018 revolving line of credit facility for the three months ended June 30, 2022. Additionally LIBOR and SOFR components of interest rates on our variable-rate debt increased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, given the increased interest rate environment. In addition, two variable-rate mortgages were assumed in connection with our multifamily acquisitions during the first quarter of 2023.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $1.1 million for the three months ended June 30, 2023 as compared to $880,000 for the three months ended June 30, 2022. The increase was primarily due to increases in non-recurring legal fees.
Depreciation and Amortization Expense: Depreciation and amortization expense increased to $20.5 million for the three months ended June 30, 2023, compared to $5.0 million for the three months ended June 30, 2022. The increase is primarily due to an increase in acquired in-place lease intangible assets amortization at multifamily properties located in Oakland, California acquired during the first quarter of 2023 as well as incremental increases to fixed asset depreciation expense related to the acquired properties.
Provision for Income Taxes: Provision for income taxes decreased by 50.5% to $159,000 for the three months ended June 30, 2023 as compared to $321,000 for the three months ended June 30, 2022. The decrease is due to a decrease in taxable income at our taxable REIT subsidiaries as a result of the operations of the lending division during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
2023 Results of Operations
Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022
Net (Loss) Income and FFO

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Total revenues	$61,672	$51,185	$10,487	20.5%
Total expenses	$88,162	$45,704	$42,458	92.9%
Net income (loss)	$(25,937)	$5,233	$(31,170)	*
______________________
(*)Percentage changes in excess of 100% are deemed to be not meaningful
Net loss was $25.9 million for the six months ended June 30, 2023 compared to net income of $5.2 million for the six months ended June 30, 2022, a decrease of $31.2 million. The decrease was primarily due to an increase in depreciation and amortization expense of $20.0 million, an increase in interest expense not allocated to our operating segments of $9.0 million and an increase in transaction-related costs of $3.4 million (primarily related to transfer tax expenses in connection with the acquisition of two multifamily properties in Oakland, California during the three months ended June 30, 2023) and an increase in general and administrative expenses of $390,000. These were partially offset by a gain of $1.1 million recognized during the six months ended June 30, 2023 in connection with the sale of 80% of our interest in an office property and a decrease of $494,000 in asset management and other fees to related parties.

Funds from Operations
The following table sets forth a historical reconciliation of net loss attributable to common stockholders to FFO attributable to common stockholders (in thousands):

	Six Months Ended June 30,
	2023	2022
Net loss attributable to common stockholders(1)	$(36,530)	$(5,160)
Depreciation and amortization	29,974	9,978
Noncontrolling interests’ proportionate share of depreciation and amortization	(1,360)	—
Gain on sale of real estate	(1,104)	—
FFO attributable to common stockholders(1)	$(9,020)	$4,818
______________________
(1)During the six months ended June 30, 2023 and 2022, we recognized $688,000 and $181,000, respectively, of redeemable preferred stock redemptions and $— and $19,000, respectively, of redeemable preferred stock deemed dividends. Such amounts are included in, and have the effect of increasing net loss attributable to common stockholders and FFO attributable to common stockholders because redeemable preferred stock redemptions are not an adjustment prescribed by NAREIT.
FFO attributable to common stockholders was $(9.0) million for the six months ended June 30, 2023, a decrease of $13.8 million compared to $4.8 million for the six months ended June 30, 2022. The decrease in FFO was primarily due to an increase in interest expense not allocated to our operating segments of $9.0 million and an increase in transaction-related costs of $3.4 million (primarily related to transfer tax expenses in connection with the acquisition of two multifamily properties in Oakland, California during the three months ended June 30, 2023), an increase in redeemable preferred stock dividends and redeemable preferred stock redemption expense of $1.4 million and $507,000, respectively, and an increase in general and administrative expenses of $390,000. These were partially offset by a decrease of $494,000 in asset management and other fees to related parties.

Summary Segment Results
During the six months ended June 30, 2023 we operated in four segments: office, hotel and multifamily properties and lending. During the six months ended June 30, 2022, we operated in three segments: office and hotel properties and lending. Set forth and described below are summary segment results for our operating segments (dollar amounts in thousands).

	Six Months Ended June 30,		Change
	2023	2022	$	%
Revenues:
Office	$27,462	$28,182	$(720)	(2.6)%
Hotel	$23,160	$17,369	$5,791	33.3%
Multifamily	$5,301	$—	$5,301	N/A
Lending	$5,673	$5,634	$39	0.7%

Expenses:
Office	$13,049	$12,648	$401	3.2%
Hotel	$14,902	$11,728	$3,174	27.1%
Multifamily	$4,742	$—	$4,742	N/A
Lending	$3,791	$2,197	$1,594	72.6%

(Loss) income from unconsolidated entities
Office	$(774)	$380	$(1,154)	N/A
Multifamily	$638	$—	$638	N/A

Non-Segment Revenue and Expenses:
Interest and other income	$76	$—	$76	N/A
Asset management and other fees to related parties	$(1,347)	$(1,841)	$494	(26.8)%
Expense reimbursements to related parties - corporate	$(1,205)	$(948)	$(257)	27.1%
Interest expense	$(13,385)	$(4,347)	$(9,038)	*
General and administrative	$(2,407)	$(2,017)	$(390)	19.3%
Transaction-related costs	$(3,360)	$—	$(3,360)	N/A
Depreciation and amortization	$(29,974)	$(9,978)	$(19,996)	*
Gain on sale of real estate	$1,104	$—	$1,104	N/A
Provision for income taxes	$(415)	$(628)	$213	(33.9)%
______________________
(*)Percentage changes in excess of 100% are deemed to be not meaningful
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased to $27.5 million, or by (2.6)%, for the six months ended June 30, 2023 compared to $28.2 million for the six months ended June 30, 2022. The decrease is primarily due to decreased rental revenues at an office property in Los Angeles, California as a result of lower occupancy, and the disposition of an 80% interest in an office property in Los Angeles, California in February 2023, partially offset by higher rental revenues at an office property in Beverly Hills, California due to higher occupancy and rental rates.
Hotel Revenue: Hotel revenue increased to $23.2 million, or by 33.3%, for the six months ended June 30, 2023, compared to $17.4 million for the six months ended June 30, 2022, due to an increase in occupancy and average daily rate as a result of the hospitality industry continuing to recover from the impact of COVID-19.

Multifamily Revenue: Multifamily revenue was $5.3 million for the six months ended June 30, 2023. As our multifamily properties were acquired during the six months ended June 30, 2023, there was no comparable revenue for the six months ended June 30, 2022.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue was $5.7 million for the six months ended June 30, 2023, consistent with revenue of $5.6 million for the six months ended June 30, 2022.
(Loss) Income From Unconsolidated Office Entities: The income from our unconsolidated entities included in office segment net operating income decreased to a loss of $774,000 for the six months ended June 30, 2023 compared to income of $380,000 for the six months ended June 30, 2022. The decrease was primarily due to an increase in mortgage interest expense and an unrealized loss related to one of our unconsolidated office entities’ investment in real estate during the six months ended June 30, 2023 as well as an additional incremental loss related to an office entity with respect to which we sold an 80% interest in during the first quarter of 2023 and now hold a 20% investment through an unconsolidated joint venture.
Income From Unconsolidated Multifamily Entity: The income from our unconsolidated entity included in multifamily segment net operating income was $638,000 for the six months ended June 30, 2023. As our unconsolidated multifamily property was acquired during the six months ended June 30, 2023, there was no comparable income for the six months ended June 30, 2022.
Interest and Other Income: Interest and other income, which has not been allocated to our operating segments, was $76,000 for the six months ended June 30, 2023, primarily related to interest earned on money market accounts. There was no comparable income for the six months ended June 30, 2022.
Expenses
Office Expenses: Office expenses increased to $13.0 million, or by 3.2%, for the six months ended June 30, 2023, compared to $12.6 million for the six months ended June 30, 2022. The increase is primarily due to an increase in operating expenses at an office property in Austin, Texas primarily as a result of higher utilities and real estate tax expenses.
Hotel Expenses: Hotel expenses increased to $14.9 million, or by 27.1%, for the six months ended June 30, 2023, compared to $11.7 million for the six months ended June 30, 2022, primarily as a result of increased occupancy at the hotel as a result of the hospitality industry continuing to recover from the impact of COVID-19.
Multifamily Expenses: Multifamily expenses were $4.7 million for the six months ended June 30, 2023. As our multifamily properties were acquired during the six months ended June 30, 2023, there were no comparable expenses for the six months ended June 30, 2022.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related parties. Lending expenses increased to $3.8 million, or by 72.6%, for the six months ended June 30, 2023, compared to $2.2 million for the six months ended June 30, 2022. The increase was primarily due to an increase interest expense related to the issuance of new SBA 7(a) loan-backed notes in connection with the securitization that closed in March 2023 as well as an increase in allocated payroll expenses.
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments, were $1.3 million for the six months ended June 30, 2023, a decrease of 26.8%, compared to $1.8 million for the six months ended June 30, 2022. The decrease was a result of a reduction in asset management fees related to a decrease in our net asset value, primarily resulting from a reduction in the fair value of our investments in real estate as of the end of 2022.
Expense Reimbursements to Related Parties—Corporate: The Administrator receives compensation and or reimbursement for performing certain services for the Company and its subsidiaries. Expense reimbursements to related parties-corporate increased by 27.1% to $1.2 million for the six months ended June 30, 2023, compared to $0.9 million for the six months ended June 30, 2022, primarily due to increases in allocated payroll primarily due to the transactions that occurred during the six months ended June 30, 2023.
Interest Expense: Interest expense, which has not been allocated to our operating segments, increased to $13.4 million for the six months ended June 30, 2023, compared to $4.3 million for the six months ended June 30, 2022. This is due to higher outstanding principal balances on our 2022 revolving line of credit facility for the six months ended June 30, 2023 compared to our 2018 revolving line of credit facility for the six months ended June 30, 2022. Additionally LIBOR and SOFR components of interest rates on our variable-rate debt increased for the six months ended June 30, 2023 as compared to the six months ended

June 30, 2022, given the increased interest rate environment. In addition, two variable-rate mortgages were assumed in connection with our multifamily acquisitions during the six months ended June 30, 2023.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $2.4 million for the six months ended June 30, 2023 as compared to $2.0 million for the six months ended June 30, 2022. The increase was primarily due to increases in non-recurring legal fees.
Transaction-Related Costs: Transaction-related costs of $3.4 million for the six months ended June 30, 2023 were primarily related to transfer tax expenses in connection with the acquisition of two multifamily properties in Oakland, California. There were no transaction-related costs incurred during the six months ended June 30, 2022.
Depreciation and Amortization Expense: Depreciation and amortization expense increased to $30.0 million for the six months ended June 30, 2023, compared to $10.0 million for the six months ended June 30, 2022. The increase is primarily due to an increase in acquired in-place lease intangible assets amortization at multifamily properties located in Oakland, California acquired during the six months ended June 30, 2023 as well as incremental increases to fixed asset depreciation expense related the acquired properties.
Gain on sale of real estate: Gain on sale of real estate of $1.1 million for the six months ended June 30, 2023 was related to the sale of 80% of our interest in an office property in Los Angeles, California. There were no dispositions during the six months ended June 30, 2022.
Provision for Income Taxes: Provision for income taxes decreased by 33.9% to $415,000 for the six months ended June 30, 2023 as compared to $628,000 for the six months ended June 30, 2022. The decrease is due to a decrease in taxable income at our taxable REIT subsidiaries as a result of the operations of the lending division during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Cash Flow Analysis
Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the occupancy and ADR of our hotel, the collectability of rent and recoveries from our tenants, and loan related activity. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities decreased by $15.9 million for the six months ended June 30, 2023, as compared to the same period in 2022. The decrease was primarily due to a decrease in net income adjusted for depreciation and amortization expense and other non-cash items of $12.2 million and a decrease in net proceeds from the sale of loans of $5.0 million, partially offset by a $1.4 million increase resulting from a higher level of net working capital used compared to the prior period.
Our cash flows from investing activities are primarily related to property acquisitions and dispositions, expenditures for the development or repositioning of properties, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash used in investing activities increased by $41.9 million for the six months ended June 30, 2023, as compared to the same period in 2022. The increase in cash used in investing activities was primarily due to an increase in acquisitions of real estate of $88.6 million, compared to the same period in 2022. Partially offsetting net cash used in investing activities are $30.6 million in proceeds from the sale of a property to the 4750 Wilshire JV during the six months ended June 30, 2023 and a decrease in cash outlays of $15.7 million related to our investments in unconsolidated joint ventures during the six months ended June 30, 2023, compared to the same period in 2022.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash provided by financing activities increased by $54.6 million for the six months ended June 30, 2023, as compared to the same period in 2022, primarily as a result of net proceeds from our credit facility and mortgages of $71.3 million during the six months ended June 30, 2023 compared to $6.5 million during the six months ended June 30, 2022, the issuance of unguaranteed SBA 7(a) loan-backed notes for net proceeds of approximately $43.3 million, and an increase of $30.8 million in proceeds from the issuance of preferred stock during the six months ended June 30, 2023. The aforementioned amounts increasing net cash provided by financing activities were partially offset by an increase in redemption of preferred stock of $90.0 million during the six months ended June 30, 2023.
Liquidity and Capital Resources
General
On a short-term basis, our principal demands for funds will be for the acquisition of assets, development or repositioning (including in each instance preparation thereof (e.g. obtaining entitlements and permits and drawing up plans)) of properties, or re-leasing of space in existing properties, capital expenditures, paying interest and principal on current and any future debt financings, SBA 7(a) loan originations, paying distributions on our Preferred Stock and Common Stock and making redemption payments on our Preferred Stock. We may finance our future activities through one or more of the following methods: (i) offerings of shares of Common Stock, preferred stock or other equity and or debt securities of the Company; (ii) credit facilities and term loans; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (iv) the sale of existing assets; (v) partnering with co-investors; and or (vi) cash flows from operations. In December 2022, we completed a refinancing of our 2018 credit facility, which was set to mature in October 2023, replacing it with a new facility (the “2022 Credit Facility”). The 2022 Credit Facility includes a $56.2 million term loan as well as a revolver allowing the Company to borrow up to $150.0 million, both of which are collectively subject to a borrowing base calculation. The 2022 Credit Facility matures in December 2025 and provides for two one-year extension options, subject to certain conditions being satisfied. On December 23, 2022, the Company announced it would redeem all remaining outstanding shares of its Series L Preferred Stock in cash on January 25, 2023 at its stated value of $28.37. The total cost to complete the Series L Redemption, including transaction costs, was $83.8 million. The payment for the Series L Redemption was made on January 25, 2023 together with payment of the accrued and unpaid dividends on the redeemed shares of Series L Preferred Stock through December 31, 2022 of $1.56 per share (or $4.6 million accrued and unpaid dividends in the aggregate) and was funded by a combination of proceeds from the sale of our Series A1 Preferred Stock, draws on our 2022 Credit Facility, and cash on hand. No additional dividends were owed on the redeemed shares of Series L Preferred Stock subsequent to December 31, 2022.
Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning (including in each instance preparation thereof) of properties, or re-leasing of space in existing properties, capital expenditures, paying interest and principal on debt financings, refinancing of indebtedness, SBA 7(a) loan originations, paying distributions on our Preferred Stock or any other preferred stock we may issue, any future repurchase of Common Stock and or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock) and distributions on our Common Stock. Additionally, our outstanding commitments to fund loans were $7.8 million as of June 30, 2023, substantially all of which reflect prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Small Business Loan Program lending. A majority of these commitments have government guarantees of 75% (as the government guarantee has now reverted to 75%) and we believe that we will be able to sell the guaranteed portion of these loans in a liquid secondary market upon fully funding these loans. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. Further, we are evaluating renovation of certain areas of our hotel in California and development of our development sites. To the extent we decide to proceed with renovating our hotel and/or conducting development work on any of our development sites, we will have increased liquidity needs.
We own a 20% interest in an unconsolidated joint venture (the “4750 Wilshire Joint Venture”) that is in the process of converting a portion of an office building in Los Angeles, California from office space into luxury for-rent residential units (the “4750 Wilshire Project”). The total cost of the 4750 Wilshire Project is expected to be approximately $31.0 million, which will be financed by a combination of equity contributions from us and co-investors as well as a mortgage loan from a third-party lender. In connection with the 4750 Wilshire Joint Venture, we have received and have commitments to receive cash proceeds from the joint venture partners, enhancing our liquidity. Further, we have earned and will continue to earn management fees from co-investors in connection with their co-investment in the 4750 Wilshire Project.
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
Sources and Uses of Funds
Mortgages
We have mortgage loan agreements with an outstanding balances of $262.8 million as of June 30, 2023.
Revolving Credit Facilities
In October 2018, we entered into the 2018 revolving credit facility that, as amended, allowed us to borrow up to $209.5 million, subject to a borrowing base calculation. The 2018 revolving credit facility was secured by properties in the Company’s real estate portfolio: eight office properties and one hotel property. In December 2022, the Company refinanced its

2018 credit facility and replaced it with a new 2022 Credit Facility, entered into with a bank syndicate, that includes a $56.2 million term loan (the “2022 Credit Facility Term Loan”) as well as a revolver allowing the Company to borrow up to $150.0 million (the “2022 Credit Facility Revolver”), both of which are collectively subject to a borrowing base calculation. The 2022 Credit Facility is secured by properties in the Company’s real estate portfolio: six office properties and one hotel property (as well as the hotel’s adjacent parking garage and retail property). The 2022 Credit Facility bears interest at (A) the base rate plus 1.50% or (B) SOFR plus 2.60%. As of June 30, 2023, the variable interest rate was 7.69%. The 2022 Credit Facility Revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The 2022 Credit Facility is guaranteed by the Company and the Company is subject to certain financial maintenance covenants. The 2022 Credit Facility matures in December 2025 and provides for two one-year extension options, subject to certain conditions being satisfied, including providing notice of the election and paying an extension fee of 0.15% of each lender’s commitment being extended on the effective date of such extension. As of August 3, 2023, June 30, 2023 and December 31, 2022, $148.2 million, $148.2 million, and $56.2 million, respectively, was outstanding under the 2022 Credit Facility and approximately $58.0 million, $58.0 million and $150.0 million, respectively, was available for future borrowings.
Other Financing Activity
On March 9, 2023, our lending division completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $54.1 million of unguaranteed SBA 7(a) loan-backed notes (with net proceeds of approximately $43.3 million, after payment of fees and expenses in connection with the securitization and the funding of a reserve account and an escrow account). The SBA 7(a) loan-backed notes are collateralized by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable. The SBA 7(a) loan backed notes mature on March 20, 2048, with monthly payments due as payments on the collateralized loans are received. The SBA 7(a) loan-backed notes bear interest at a per annum rate equal to the lesser of (i) 30-Day average compounded SOFR plus 2.90% and (ii) prime rate minus 0.35%. As of June 30, 2023, the variable interest rate was 7.83%. We reflect the SBA 7(a) loans receivable as assets on our consolidated balance sheet and the SBA 7(a) loan-backed notes as debt on our consolidated balance sheet.
We have junior subordinated notes with a variable interest rate that resets quarterly based on the three-month LIBOR plus 3.25%, with quarterly interest‑only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at our option. The aggregate principal balance of the junior subordinated notes was $27.1 million as of June 30, 2023.
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
The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. At the time of issuance, the exercise price of each Series A Preferred Warrant was equal to a 15.0% premium to the per share estimated NAV of our Common Stock most recently published and designated as the applicable NAV by us at the time of issuance. However, in accordance with the terms of the Series A Preferred Warrants, the exercise price of each Series A Preferred Warrant issued prior to the reverse stock split in 2019 (the “Reverse Stock Split”) was automatically adjusted to reflect the effect of the Reverse Stock Split and, in the discretion of our Board of Directors, the exercise price and the number of shares issuable upon exercise of each Series A Preferred Warrant issued prior to the special dividend in 2019 was adjusted to reflect the effect of the Special Dividend. As of June 30, 2023, there were 2,449,039 Series A Preferred Warrants to purchase 631,901 shares of Common Stock outstanding.
From February 2020 through June 2022, we conducted a continuous public offering of our Series A Preferred Stock and Series D Preferred Stock. In June 2022, we concluded the offering of our Series A Preferred Stock and Series D Preferred Stock and have since conducted a continuous public offering of our Series A1 Preferred Stock of up to approximately $692.3 million. We intend to use the net proceeds from the offerings for general corporate purposes, acquisitions of shares of our Common Stock and Preferred Stock, whether through one or more tender offers, share repurchases or otherwise, and acquisitions consistent with our acquisition and asset management strategies. As of June 30, 2023, we had issued 7,994,099 shares of Series A1 Preferred Stock, 8,251,657 shares of Series A Preferred Stock and 56,857 shares of Series D Preferred Stock and received aggregate net proceeds of $368.5 million after commissions, fees and allocated costs.

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
From the date of issuance until the fifth anniversary of the date of issuance, holders of Series A Preferred Stock and Series D Preferred Stock may require us to redeem such shares at a discount to the Series A1 Preferred Stock, Series A Preferred Stated Value and Series D Preferred Stated Value, respectively. From and after the fifth anniversary of the date of original issuance of any share of our Preferred Stock, we generally (subject to certain conditions) have the right (but not the obligation) to redeem, and the holder of such share may require us to redeem, such share at a redemption price equal to 100% of the stated value of such share, plus any accrued but unpaid dividends in respect of such share as of the effective date of the redemption. The redemption price in respect of any share of Preferred Stock, whether redeemed at our option or at the option of a holder, may be paid in cash or in shares of Common Stock in our sole discretion. During the three months ended June 30, 2023, we redeemed 183,809 shares of Series A Preferred Stock, 11,200 shares of Series A1 Preferred Stock, and 410 shares of Series D Preferred Stock.
On September 15, 2022, we repurchased 2,435,284 shares of our Series L Preferred Stock in a privately negotiated transaction (the “Series L Repurchase”). The shares were repurchased at a purchase price of $27.40 per share (a 3.4% discount to the stated value of $28.37 per share) plus $1.12 per share of accrued and unpaid dividends (or $2.7 million of accrued and unpaid dividends in the aggregate). The total cost to complete the Series L Repurchase, including of transactions costs of $700,000, was $70.1 million. In connection with the Series L Repurchase, we recognized redeemable preferred stock redemptions of $4.8 million on our consolidated statement of operations for the three and six months ended June 30, 2023.
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

Off-Balance Sheet Arrangements
As of June 30, 2023, we did not have any off-balance sheet arrangements.
Recently Issued Accounting Pronouncements
Our recently issued accounting pronouncements are described in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. As of June 30, 2023 and December 31, 2022 (excluding premiums, discounts, and deferred loan costs), $97.1 million (or 19.7%) and $97.1 million (or 52.1%) of our debt, respectively, was fixed rate borrowings, and $395.3 million (or 80.3%) and $89.3 million (or 47.9%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding as of June 30, 2023 and December 31, 2022, a 50 basis point change in LIBOR and SOFR would result in an annual impact to our earnings of approximately $2.0 million and $446,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate.
Item 4.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of June 30, 2023, our Principal Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by us in such reports is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In May 2022, the Company’s Board of Directors approved a repurchase program of up to $10.0 million of the Company’s Common Stock (the “SRP”). Under the SRP, the Company, in its discretion, may purchase shares of its Common Stock from time to time in the open market or in privately negotiated transactions. The amount and timing of purchases of shares will depend on a number of factors, including the price and availability of shares, trading volume and general market conditions. The SRP has no termination date and may be suspended or discontinued at any time.There were no repurchases during the three and six months ended June 30, 2023. As of June 30, 2023, the Company had repurchased 662,462 shares of Common Stock for $4.7 million.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended June 30, 2023.

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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION
Dated: August 10, 2023	By:	/s/ DAVID THOMPSON David Thompson Chief Executive Officer

Dated: August 10, 2023	By:	/s/ BARRY N. BERLIN Barry N. Berlin Chief Financial Officer