Form 10-K
period 2023-12-31
Creative Media & Community Trust Corp
filed 2024-03-29
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-13610
CREATIVE MEDIA & COMMUNITY TRUST CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Maryland				75-6446078
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)
5956 Sherry Lane	Suite 700,	Dallas,	Texas	75225
(Address of Principal Executive Offices)				(Zip Code)
(972)				349-3200
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, $0.001 Par Value	CMCT	Nasdaq Global Market
Common Stock, $0.001 Par Value	CMCT	Tel Aviv Stock Exchange
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐   No ☒
As of June 30, 2023, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on the Nasdaq Global Market as of the close of business on June 30, 2023, was approximately $58.0 million. The registrant does not have any nonvoting common equities.
As of March 21, 2024, the registrant had outstanding 22,786,741 shares of common stock, par value $0.001 per share.
Documents Incorporated by Reference
    Part III of this Annual Report on Form 10-K incorporates by reference specified portions of Creative Media & Community Trust Corporation’s Proxy Statement for its 2024 Annual Meeting of Stockholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than April 30, 2024.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION
2023 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements
This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our business and availability of funds. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “project,” “target,” “expect,” “intend,” “might,” “believe,” “anticipate,” “estimate,” “could,” “would” “continue,” “pursue,” “potential,” “forecast,” “seek,” “plan,” “should” or “goal” or the negative thereof or other variations or similar words or phrases. Such forward-looking statements also include, among others, statements about our plans and objectives relating to future growth and outlook. Such forward-looking statements are based on particular assumptions that our management has made in light of its experience, as well as its perception of expected future developments and other factors that it believes are appropriate under the circumstances. Forward-looking statements are necessarily estimates reflecting the judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include those associated with (i) the timing, form, and operational effects of our development activities, (ii) our ability to raise in place rents to existing market rents and to maintain or increase occupancy levels, (iii) fluctuations in market rents, (iv) the effects of inflation and continuing higher interest rates on our operations and profitability and (v) general economic, market and other conditions. Additional important factors that could cause our actual results to differ materially from our expectations are discussed in “Item 1A—Risk Factors” of this Annual Report on Form 10-K. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements expressed or implied in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements expressed or implied herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made, except as may be required by applicable laws.

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

PART I

Item 1. Business
Business Overview
Creative Media & Community Trust Corporation and its subsidiaries (which may be referred to in this Annual Report on Form 10-K as “we,” “us,” “our,” “our company” or the “Company”) are operated by affiliates of CIM Group Management, LLC (collectively, “CIM Group” or “CIM”). CIM is a vertically-integrated community-focused real estate and infrastructure owner, operator, lender and developer. CIM is headquartered in Los Angeles, CA, with offices in Atlanta, GA, Chicago, IL, Dallas, TX, London, UK, New York, NY, Orlando, FL, Phoenix, AZ, and Tokyo, Japan. CIM also maintains additional offices across the United States and in South Korea to support its platform. See the sections “Overview and History of CIM Group”, “CIM Urban Partnership Agreement” and “Investment Management Agreement” in “Item 1—Business” of this Annual Report on Form 10-K.
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
Our current reportable segments during the years ended December 31, 2023 and 2022 consist of three types of commercial real estate properties, namely office, hotel and multifamily, as well as a segment for our lending business. As of December 31, 2023, our real estate portfolio consisted of 27 assets, all of which were fee-simple properties, and five of which we own through investments in unconsolidated joint ventures (the “Unconsolidated Joint Ventures”). As of December 31, 2023, our 13 office properties, totaling approximately 1.3 million rentable square feet, were 83.8% occupied; our one hotel with an ancillary parking garage, which has a total of 503 rooms, had RevPAR of $145.80 for the year ended December 31, 2023 and our three multifamily properties were 79.3% occupied. Additionally, as of December 31, 2023, we had nine development sites (three of which were being used as parking lots). For the year ended December 31, 2023, our office portfolio contributed approximately 46.4% of revenue from our four segments on a combined basis, our hotel segment contributed approximately 34.6%, our multifamily segment contributed approximately 9.4% and our lending segment contributed approximately 9.6%.
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
Our investments in multifamily and creative office assets may take different forms, including direct equity or preferred investments, real estate development activities, side-by-side investments or co-investments with vehicles managed or owned by CIM Group and/or originating loans that are secured directly or indirectly by properties primarily located in qualified communities (“Qualified Communities”) that meet our strategy. Further, we leverage the investor relationships of CIM Group to execute on our investment pipeline using an asset-light approach for certain of our investments. Under this approach, we co-invest with one or more third parties on an asset-level basis by raising capital from such third parties, maintain an economic interest in the asset and, in some cases, earn a management fee and a percentage of the profits. We believe this is a compelling model that is expected to contribute to strong returns on invested capital while reducing risk by reducing our capital outlay.
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
Vertically-Integrated Organization and Team

CIM Group is managed by its senior management team, which includes all of its principals and its three founders, Shaul Kuba, Richard Ressler and Avraham Shemesh. CIM Group is vertically-integrated and organized into the following functional groups: Real Asset Services (which includes Development, Onsite Property Management,

Commercial Leasing and Hospitality Services), Real Asset Management (which includes Investments, Portfolio Oversight, Capital Markets, Partner & Co-Investor Relations - Strategy Solutions and Distribution) and Shared Services (which includes Human Resources, Compliance, Operations, Finance, Legal & Risk Management). CIM also has an internal audit team.

To support CIM Group’s organic growth and related platforms, CIM Group has invested substantial time and resources in building a strong and integrated team of over 1,000 employees and more than 600 professionals as of December 31, 2023. Each of the CIM Group’s vertically-integrated departments is managed by a senior level executive. Department heads have been with CIM Group on average 15 or more years. In addition to developing a core team of principals and other senior level executives, CIM Group has proactively managed its growth through career development and mentoring at both the mid and junior staffing levels, and has hired ahead of its needs, thus ensuring appropriate management and staffing. As part of this initiative, CIM Group has developed a recruiting program that hires from business schools for its associate vice president positions in the Investments team annually. CIM Group seeks to grow organically and develop and train its investment professionals to progress into senior management roles. It has been CIM Group’s practice to grow talent within the company to promotion to principal, rather than to hire from the outside. As a result, CIM has a strong retention rate of senior investment team members who tend to have a long tenure, strong internal network and a track record of success within the organization.
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
Financing Strategy
We may finance our future activities through one or more of the following methods: (i) offerings of shares of our common stock, par value $0.001 per share (“Common Stock”), preferred stock or other equity and or debt securities of the Company; (ii) issuances of interests in our operating partnership in exchange for properties, (iii) credit facilities and term loans; (iv) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral, including the securitization of portions of our loan portfolio; (v) the sale of existing assets; (vi) partnering with co-investors; and/or (vii) cash flows from operations.
Risk Management
As part of its risk management strategy, CIM Group continually evaluates our assets and actively manages the risks involved in our business strategies. CIM Group’s Investments and Portfolio Oversight teams share asset management responsibilities, setting the strategy for and monitoring the performance of our assets relative to market and industry benchmarks and internal underwriting assumptions using direct knowledge of local markets provided by CIM Group’s in-house onsite property management, and leasing professionals. In-house onsite property management capabilities include monthly and annual budgeting and reporting as well as vendor services management, property maintenance and capital expenditures management. Property management seeks to ensure that revenue objectives are met, lease terms are followed, receivables are collected, preventative maintenance programs are implemented, vendors are evaluated and expenses are controlled. The Real Assets Management Committee is responsible for overseeing the asset management of CIM’s assets. The Real Assets Management Committee reviews and approves strategic decisions related to financing strategies and hold/sell analyses and tracks performance relative to overall business plan execution. The Real Assets Management Committee is comprised of CIM’s founding principals, Chief Compliance Officer, the Head of Portfolio Oversight and is chaired by Richard Ressler. The Real Assets Management Committee meets monthly to review updates across the various strategies. In addition to reviewing specific property-level conditions and recommendations, the Real Assets Management Committee reviews real estate and related capital market conditions, considers current market trends and monitors fund strategies and portfolio composition. See “Item 1C—Cybersecurity” for information on our cybersecurity risk management, strategy and governance. The Real Assets Management Committee acts by a majority vote of the members of the Real Assets Management Committee at any meeting at which a quorum (majority of members) is present. The size, composition, and policies of the Real Assets Management Committee may change from time to time.

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
Overview and History of CIM Group
CIM Group was founded in 1994 by Shaul Kuba, Richard Ressler and Avraham Shemesh and has approximately $30.7 billion of assets owned and operated across its vehicles as of September 30, 2023. “Assets owned and operated” (“AOO”) represents the aggregate assets owned and operated by CIM on behalf of partners (including where CIM contributes capital alongside for its own account) and co-investors, whether or not CIM has discretion, in each case without duplication. CIM Group’s successful track record is anchored by CIM Group’s community-oriented approach to acquisitions as well as a number of other competitive advantages including its prudent use of leverage, underwriting approach, disciplined capital deployment, vertically-integrated capabilities and strong network of relationships. CIM Group has generated strong risk-adjusted returns across multiple market cycles by focusing on improved asset and community performance and capitalizing on market inefficiencies and distressed situations.
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
CIM Urban pays asset management fees to the Operator on a quarterly basis in arrears. Prior to 2022, the fee was calculated as a percentage of the daily average adjusted fair value of CIM Urban’s assets as described in Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K. Please see “—Fee Waiver” below for a description of the calculation of the asset management fees to the Operator since the beginning of 2022. The Operator is responsible for the payment of all costs and expenses relating to the general operation of its management business, including administrative expenses, employment expenses and office expenses. All costs and expenses incurred by the Operator on behalf of CIM Urban are borne by CIM Urban. In addition, CIM Urban agreed to indemnify the Operator against losses, claims, damages or liabilities, and reimburse the Operator for its legal and other expenses, in each case incurred in connection with any action, proceeding or investigation arising out of or in connection with CIM Urban’s business or affairs, except to the extent such losses or expenses result from fraud, gross negligence or willful misconduct of, or a breach of the terms of the Investment Management Agreement by the Operator.
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
In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and or reimbursement for performing certain services (other than the Base Services) for us and our subsidiaries. Such services performed by the Administrator and its affiliates may include accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, operational and on-going support in connection with our registered public offering of our Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) and Series D Preferred Stock, par value $0.001 per share (“Series D Preferred Stock” and, together with the Series A Preferred Stock and Series L Preferred Stock, “Preferred Stock”). The Administrator’s compensation for such services is based on the salaries and benefits of the employees of the Administrator and or its affiliates who performed such services (allocated based on the percentage of time spent on the affairs of us and our subsidiaries).
Fee Waiver
On January 5, 2022, the Company and certain of its subsidiaries entered into a Fee Waiver (the “Fee Waiver”) with the Operator and the Administrator with respect to fees that are payable to them. The Fee Waiver is effective retroactively to January 1, 2022 (the “Effective Date”). Pursuant to the Fee Waiver, the Administrator agreed to voluntarily waive any fees in excess of those set forth in the Fee Waiver, to the extent it would otherwise have been entitled to such additional compensation under the Master Service Agreement, and the Operator agreed to voluntarily waive any fees in excess of those set forth in the Fee Waiver, to the extent it would otherwise have been entitled to such additional compensation under the Investment Management Agreement. Following the end of each quarter, the Administrator will deliver to the Company (i) a calculation of the cumulative fees earned by the Operator and the Administrator under the methodology prescribed by the Fee Waiver from the Effective Date through the end of such quarter and (ii) a calculation of the cumulative fees that would have been earned by the Operator and the Administrator during such period under the Master Services Agreement and the Investment Management Agreement without giving effect to the Fee Waiver. If, in respect of any quarter, the aggregate fees that are payable under the methodology prescribed by the Fee Waiver exceed the aggregate fees that would have been payable under the Master Services Agreement and the Investment Management Agreement, without giving effect to the Fee Waiver, such quarter will be deemed an “Excess Quarter”. For any quarter following an Excess Quarter, the Company (upon the direction of the independent members of the Board of Directors) may, at its option and upon written notice to Administrator, elect to calculate all fees due to the Administrator and the Operator in accordance with the Master Services Agreement and the Investment Management Agreement, without giving effect to the Fee Waiver, from and after such Excess Quarter. Any such election by the Company will be irrevocable, and all fees due to the Administrator and the Operator from and after such election will be calculated in accordance with the Master Services Agreement and the Investment Management Agreement, without giving effect to the Fee Waiver.
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
The SBA 7(a) Loan Program is the SBA’s most common loan program. The maximum loan amount for an SBA 7(a) loan is $5.0 million. Key eligibility factors are based on what the business does to generate its income, its credit history, its liquidity, its size standards and where it operates. We work with potential borrowers to identify the type of loan that would be appropriate for each such borrower’s needs. Our SBA 7(a) term loans have monthly repayment terms of principal and interest and are originated with variable interest rates based on the prime rate. Most of our SBA 7(a) loans have maturities of approximately 25 years.

While we have focused on originating real estate loans almost exclusively to the limited service and mid-scale hospitality industry, we intend to increase our efforts to originate other real estate collateralized loans. These loans are anticipated to be primarily concentrated in industries in which we previously had positive experiences, including convenience store, RV park and single purpose building owner-occupied restaurant operations and may include owner-occupied industrial operations/warehouse buildings.
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
Tenant Concentration
Kaiser Foundation Health Plan, Incorporated (“Kaiser”), which occupied office space in one of our Oakland, California properties accounted for 28.7% of our annualized rental income for the year ended December 31, 2023. No other tenant accounted for greater than 10.0% of our annualized rental income for the year ended December 31, 2023.
Human Capital
We are operated by affiliates of CIM Group and, as of December 31, 2023, only have five employees. Four of such employees are in our lending segment while one employee spends a substantial portion of the time that he devotes to us on matters relating to the lending segment. We have entered into the Master Services Agreement with the Administrator, an affiliate of CIM Group, pursuant to which the Administrator has agreed to provide, or arrange for other service providers to provide, management and administration services to us and our subsidiaries.
Offices
We are headquartered in Dallas, Texas.
Available Information
The public can access free of charge through the “Investors—Financials—SEC Filings” section of our corporate website, www.creativemediacommunity.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8‑K, and amendments to those reports filed with or furnished to the Securities and Exchange Commission (the “SEC”) as soon as reasonably practicable after such material is filed with or furnished to the SEC. The information on our corporate website is not part of this Annual Report on Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding our filings.
We have adopted a written code of ethics that applies to all of our directors, officers and employees, the Operator and the Administrator, including our principal executive officer and senior financial officer, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. The code of ethics, which we call our Code of Business Conduct and Ethics, is available on our corporate website, www.creativemediacommunity.com, in the section entitled “Investors—Overview—Corporate Governance.” In the event that we make changes in, or provide waivers from, the provisions of such code of ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate website in such section. In the Corporate Governance section of our corporate website, we have also posted our Audit Committee Charter, as well as our Governance Principles.
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
•Cybersecurity risks and cybersecurity incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and or damage to our business relationships, all of which could negatively impact our financial results.

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
Risks Related to Our Organizational Structure
•Provisions of our charter and bylaws and the MGCL may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.
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
•If a major tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could have a material adverse effect on our financial condition and ability to pay distributions on our Common Stock or Preferred Stock.
•We may be unable to renew leases or lease vacant office space.
•A significant portion of our net operating income is expected to come from our hotel and, as a result, our operating performance is subject to the cyclical nature of the lodging industry.
•The outbreak of a highly infectious, contagious or widespread disease, such as COVID-19, can result (and has resulted) in reductions in travel and adversely affect demand for our hotel.

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
•Supply chain disruption and increased costs in labor and materials may adversely affect our real estate operations.
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
•Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions on our Common Stock or Preferred Stock.
•We may not be able to generate sufficient cash flow to meet our debt service obligations.
•Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions on our Common Stock or Preferred Stock.
Risks Related to Our Lending Operations
•Our lending operations expose us to a high degree of risk associated with real estate.
•Our loans secured by real estate and our real estate owned (“REO”) properties, are typically illiquid and their values may decrease.
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
Stockholders should carefully consider the risks described in this section and the other information included in this Annual Report on Form 10-K in evaluating the Company and our business. The information in this section should be read in conjunction with Part II, “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. If any of the risks described in this section actually occur, our business, financial condition and results of operations could be materially and adversely affected, actual results could differ materially from those reflected in forward-looking statements or from our historical results and stockholders may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. This discussion of risk factors includes many forward-looking statements. For cautions about relying on forward-

looking statements, please refer to the section entitled “Forward-Looking Statements” immediately prior to “Item 1—Business” of this Annual Report on Form 10-K.
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
The Board of Directors may determine that it is in our best interest to become self-managed by internalizing the functions performed by the Administrator and/or the Operator and to terminate the Master Services Agreement and or the Investment Management Agreement, respectively. However, we do not have the unilateral right to terminate the Master Services Agreement and CIM Urban does not have the unilateral right to terminate the Investment Management Agreement, and neither the Administrator nor the Operator would be obligated to enter into an internalization transaction with us. There is no assurance that a mutually acceptable agreement with these entities as to the terms of the internalization could be reached.
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
Cybersecurity risks and cybersecurity incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and or damage to our business relationships, all of which could negatively impact our financial results.
We face cybersecurity risks and risks associated with security breaches or disruptions, such as cyberattacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, social engineering and phishing schemes or persons inside our organization, the Operator and or Administrator. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusions, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The occurrence of a cybersecurity incident may result in disrupted operations, misstated or unreliable financial data, misappropriation of assets, compromise or corruption of confidential information collected in the course of conducting our business, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, regulatory enforcement, damage to our tenant and stockholder relationships, material harm to our financial condition, cash flows and the market price of our securities or other adverse effects. Our Operator’s and Administrator’s IT networks and related systems are essential to the operations of our business and our ability to perform day-to-day operations (including managing our building systems). Our Operator and Administrator have implemented processes, procedures and internal controls to help mitigate cybersecurity incidents, but these measures do not guarantee that a cybersecurity incident involving our Operator or Administrator will not occur or that attempted security breaches or disruptions would not be successful or damaging. A cybersecurity incident involving our Operator’s or Administrator’s IT networks and related systems could materially adversely impact our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
Our Operator, Administrator and their respective affiliates, in the course of providing onsite property management, leasing, accounting and/or services to us, collect and retain certain personal information provided by our tenants and vendors. Our Operator, Administrator and their respective affiliates rely on computer systems to process transactions and manage our business. We can provide no assurance that the data security measures designed to protect confidential information on such systems established by our Operator, Administrator and their respective affiliates will be able to prevent unauthorized access to such personal information. There can be no assurance that their efforts to maintain the security and integrity of the information collected and their computer systems will be effective or that attempted security breaches or disruptions will not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and, in some cases, are designed not be detected and, in fact, may not be detected. Accordingly, our Operator, Administrator and their respective affiliates may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
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
The outbreak of a pandemic could negatively affect and will likely continue to negatively affect our business, financial condition, results of operations and cash flows.
Pandemics could have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:
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
The Fee payable to the Operator depends in large part on annual appraisals of our real estate properties.
The Operator is entitled to receive a fee quarterly based on our net asset value attributable to common stockholders. See “Item 1—Business—Fee Waiver.” Our net asset value attributable to common stockholders is calculated in large part based on the fair value of our real estate investments, which in turn is determined based on annual appraisals of our real estate properties. If there are any changes to the fair value of our real estate properties during the course of a year, such changes will generally not be taken into consideration in calculating our net asset value attributable to common stockholders until the next annual appraisal process. Accordingly, in a period of declining real estate value, we could end up paying more fees to the Operator than if appraisals were conducted quarterly (and thus adjusting downwards the fair value of our real estate properties on a quarterly basis). Conversely, in a period of rising real estate value, we could end up paying less fees to the Operator (because quarterly appraisals would lead to increases in the fair value of our estate properties, which in turn would lead to higher fees payable to the Operator).
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
Certain provisions of the MGCL, if applied to us, and our charter and bylaws could have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our Common Stock.
Maryland Statutes. The Maryland Business Combination Act could restrict the power of third parties who acquire, or seek to acquire, control of us without the approval of our Board of Directors to complete mergers and other business combinations even if such transaction would be beneficial to stockholders. “Business combinations” between an “interested stockholder” or an affiliate of an “interested stockholder” and us are prohibited for five years after the most recent date on which the “interested stockholder” becomes an “interested stockholder.” An “interested stockholder” is defined as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then-outstanding stock. If our Board of Directors approved in advance the transaction that would otherwise give rise to the acquirer attaining such status of an “interested stockholder,” the acquirer would not become an interested stockholder and, as a result, it could enter into a business combination with us. Our Board of Directors may, however, provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by it. Even after the lapse of the five-year prohibition period, any business combination between us and an interested stockholder must be recommended by our Board of Directors and approved by the affirmative vote of at least:
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
Title 3, Subtitle 8, of the MGCL permits the Board of Directors of a Maryland corporation with at least three independent directors and a class of stock registered under the Exchange Act (such as the Company), without stockholder approval and notwithstanding any contrary provision in its charter or bylaws, to implement certain takeover defenses, including: (i) a classified board; (ii) a two-thirds vote requirement to remove a director; (iii) limiting the filling of any vacancy on the Board of Directors to only a majority of the remaining directors in office, even if the remaining directors do not constitute a quorum; (iv) providing the board with the sole power to fix the number of directors; and (v) requiring the holders of up to a majority of voting stock to call a special meeting of stockholders. Our charter provides that, except as may be provided by our Board of Directors in setting the terms of any class or series of stock, we elect to be subject to the provisions of Subtitle 8 relating to the filling of vacancies on our Board of Directors. Through provisions in our charter and bylaws unrelated to Subtitle 8, we already (1) require a two-thirds vote for the removal of any director from the Board of Directors, (2) vest in the Board of Directors the exclusive power to fix the number of directorships, subject to limitations set forth in our charter and bylaws, and (3) require, unless called by the chairman of our Board of Directors, our president, our chief executive officer or our Board of Directors, the request of stockholders entitled to cast not less than a majority of all votes entitled to be cast on a matter at such meeting to call a special meeting. We have not elected to classify our Board of Directors.
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
Restrictions on transfer and ownership of our stock. To assist in maintaining our qualification as a REIT for federal income tax purposes, our charter prohibits any person, unless exempted by our Board of Directors, from acquiring or holding, directly or indirectly, applying attribution rules under the Code, shares of our capital stock in excess of 6.25% in number of shares or value, whichever is more restrictive, of the aggregate of the outstanding shares of our stock or 6.25% of the number of shares or value, whichever is more restrictive, of the outstanding shares of our Common Stock. Together, these limitations are referred to as the “ownership limit.” Stock acquired or held in violation of the ownership limit will be transferred automatically to a trust for the benefit of a designated charitable beneficiary, and the intended acquirer of the stock in violation of the ownership limit will not be entitled to vote those shares of stock or to receive the economic benefits of owning shares of our stock in excess of the ownership limit. A transfer of shares of our stock to a person who, as a result of the transfer, violates the ownership limit also may be void under certain circumstances.
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
While we are principally focused on Class A and creative office assets in vibrant and improving metropolitan communities throughout the United States (including improving and developing such assets), we may also participate more actively in other CIM Group real estate strategies and product types, including, but not limited to, multifamily residential and/or real estate debt, in order to broaden our participation in CIM Group’s platform and capabilities for the benefit of all classes of stockholders. This may include, without limitation, engaging in real estate development activities as well as investing in other product types directly, side-by-side with one or more funds of CIM Group, through direct deployment of capital in a CIM Group real estate or debt fund, or deploying capital in or originating loans that are secured directly or indirectly by properties primarily located in Qualified Communities that meet our strategy. Such loans may include limited and/or non-recourse junior (mezzanine, B-note or 2nd lien) and senior acquisition, bridge or repositioning loans. Stockholders will not have any approval rights with respect to any expansion or change in strategies or future composition of our assets. Our Operator determines our policies regarding deployment of capital into real estate assets, financing, growth and debt capitalization. Our Operator may change these and other policies without a vote of our stockholders. In addition, there can be no assurance that the Operator will follow its acquisition process in relation to the identification and acquisition or origination of prospective assets. As a result, the nature of the composition of our assets could change without the consent of our stockholders. Changes in the Operator’s acquisition process and/or philosophy may result in, among other things, inferior due diligence and transaction standards, which may adversely affect the performance of our assets. If we are unsuccessful in expanding into new real estate activities or our changes in strategies or future deployment of our capital turn out to be unsuccessful, it could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
Real estate assets are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for distributions, as well as the value of our properties. These events include, but are not limited to:
•adverse changes in economic and socioeconomic conditions (including as a result of the emergence of any pandemic);
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
Because our properties in California represent a significant portion of our portfolio by aggregate net operating income and square feet, we are exposed to greater economic risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in the California economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as natural disasters that occur in these areas (such as earthquakes, floods, fires and other events). In addition, the State of California is regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office and hotel space in California. Any adverse developments in the economy or real estate markets in California, any decrease in demand for office and hotel space resulting from the California regulatory or business environments or any reduced need for apartment units resulting from increased relocation out of California could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
Following bank failures in the United States and acquisitions of distressed financial institutions in the United States and internationally in 2023, there has been uncertainty and turmoil in credit markets globally, which may cause financial institutions to reduce their lending, which in turn could adversely affect our ability to access capital markets for our liquidity needs and/or cause our cost of capital to increase.
We will endeavor to limit uninsured deposits that we have with banks. Nevertheless, if a bank in which we hold funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such funds or be subject to a delay in accessing all or a portion of such uninsured funds. In addition, we have undrawn capacities under our 2022 Credit Facility and certain of our mortgages. Any such loss of funds on deposit, lack of access to funds held at banks or inability to borrow from any of our lenders could adversely impact our short-term liquidity and ability to meet our operating expenses or working capital needs.
Tenant concentration increases the risk that cash flow could be interrupted.
We are, and expect that we will continue to be, subject to a degree of tenant concentration at certain of our properties and/or across multiple properties. Kaiser, which occupies space in one of our Oakland, California properties, accounted for 28.7% of our annualized rental income for the year ended December 31, 2023. In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at such property or properties were to experience financial weakness or file bankruptcy, it could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
If a major tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could have a material adverse effect on our financial condition and ability to pay distributions on our Common Stock or Preferred Stock.
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
As of December 31, 2023, 15.6% of the rentable square footage of our office portfolio was available for lease, and 18.6% of the occupied square footage of such office properties was scheduled to expire in 2024. The local economic environment may make the renewal of these leases more difficult, or renewal may occur at rental rates equal to or below existing rental rates. As a result, portions of our office properties may remain vacant for extended periods of time. In addition, we may have to offer substantial rent abatements, tenant improvements, concessions, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. The factors described above could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
The outbreak of a highly infectious, contagious or widespread disease, such as COVID-19, can result (and has resulted) in reductions in travel and adversely affect demand for our hotel.
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
The lodging industry is seasonal in nature, which may cause quarterly fluctuations in our revenues, occupancy levels, room rates, operating expenses and cash flows. Our quarterly earnings may be adversely affected by factors outside our control, including timing of holidays, weather conditions, poor economic factors and competition in the area of our hotel. We can provide no assurances that our cash flows will be sufficient to offset any shortfalls that occur as a result of these fluctuations. As a result, we may have to enter into short-term borrowings in certain quarters in order to make distributions on our Common Stock or Preferred Stock, and we can provide no assurances that such borrowings will be available on favorable terms, if at all. Consequently, volatility in our financial performance resulting from the seasonality of the lodging industry could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
•we may suffer higher than expected vacancy rates and/or lower than expected rental rates; and
•we may acquire properties without any recourse, or with only limited recourse, for liabilities against the former owners of the properties.
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
We have experienced in the past, and may in the future, impairment charges to our properties.
We have in the past, and may in the future, take impairment charges with respect to certain of our properties. We routinely evaluate our assets for impairment indicators (we recorded no impairment of long-lived assets for the years ended December 31, 2023 and 2022). The judgment regarding the existence and magnitude of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. If we determine that an impairment has occurred, we will be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements.
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
Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, capital expenditures, refinancing of indebtedness, SBA 7(a) loan originations, paying distributions on our Preferred Stock or any other preferred stock we may issue, any future repurchase and/or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock), and distributions on our Common Stock. We are also in the process of converting part of an office property that we own from office to multifamily. We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through one or more of the following methods: (i) offerings of shares of Common Stock, Preferred Stock or other equity and/or debt securities of the Company; (ii) issuance of interests in our operating partnership in exchange for properties; (iii) credit facilities and term loans; (iv) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (v) the sale of existing assets; and/or (vi) cash flows from operations. These sources of funding may not be available on attractive terms or at all. If we cannot obtain additional funding for our long-term liquidity needs, our assets may generate lower cash flow or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so and could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
Our properties are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are payable (or are being paid) in an amount that is insufficient to cover operating expenses that are our responsibility under the lease, we could be required to expend funds in excess of such rents with respect to that property for operating expenses. Our properties are subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating and ownership expenses. Our property leases may not require the tenants to pay all or a portion of these expenses, in which event we may be responsible for these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions on our Common Stock or Preferred Stock.

The market environment may adversely affect our operating results, financial condition and ability to pay distributions on our Common Stock or Preferred Stock.
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
In the November 8, 2022 general election, voters approved City of Los Angeles Proposition ULA. Effective April 1, 2023, the measure increases transfer tax rates in the City of Los Angeles on real estate sales valued at $5 million or more. Specifically, the new rate is 4% for properties valued at $5 million or more and 5.5% for properties valued at more than $10 million. As many of our properties are located in the City of Los Angeles, Proposition ULA may reduce the amount of proceeds that we will receive when we sell our Los Angeles properties. This in turn may reduce our profitability, make our properties located in the City of Los Angeles less attractive than properties located elsewhere, and make us less competitive than REITs that do not have properties in the City of Los Angeles.
We face risks associated with development, redevelopment, repositioning or construction of real estate projects.
We expect to engage in development, redevelopment, repositioning or construction of real estate projects, including, without limitation, deploying capital in unimproved real properties, and will therefore face significant risks relating to such activities. We must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate or we pay too much for a property, our return on our assets could suffer. We may abandon any of these activities after we begin to explore them and as a result we may lose deposits or fail to recover expenses already incurred. We may be unable to proceed with these activities because we cannot obtain financing on favorable terms or at all. We may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon or substantially alter our plan for a project. We may incur construction costs for a development project that exceed our original estimates due to continuing high interest rates, which is the economic environment that we expect to continue to face in 2024, increased materials, labor, leasing or other costs, material shortages or supply chain delays, all of which are more likely in the current inflationary environment, or unanticipated technical difficulties, which could make completion of the project less profitable because market rents may not increase sufficiently to compensate for the increase in construction costs. We may even suspend development projects after construction has begun due to changes in economic conditions or other factors, and this may result in the write-off of costs, payment of additional costs or increases in overall costs when the development project is restarted. In addition, we will be subject to normal lease-up risks relating to newly constructed projects.
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
The strength and profitability of our business depends on demand for and the value of our properties. The conflict between Russia and Ukraine, and the resulting economic sanctions imposed by many countries on Russia, and conflicts in the Middle East have led to disruption, instability and volatility in global markets and industries and are expected to have a negative impact on the global economy. Disruption, instability, volatility and decline in global economic activity, whether caused by acts of war, other acts of aggression or terrorism, in each case regardless where it occurs, could in turn harm the demand for and the value of our properties.
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
Our real estate business is subject to risks associated with climate change. Climate change could trigger extreme weather and changes in precipitation, temperature, and air quality, all of which may result in physical damage to, or a decrease in demand for, our properties located in the areas affected by these conditions. Further, the assessment of the potential impact of climate change has impacted the activities of government authorities, the pattern of consumer behavior, and other areas that impact the business environment in the United States, including, but not limited to, energy-efficiency measures, water-use measures, and land-use practices. The promulgation of policies, laws or regulations relating to climate change by governmental authorities in the U.S. and the markets in which the Company owns real estate may require the Company to invest additional capital in our properties.
Most of our properties are located in California. To the extent that climate change impacts changes in weather patterns, our markets could experience increases in extreme weather. For example, many of our properties are located in areas that have been impacted by drought and, as such, face the risk of increased water costs and potential fines and/or penalties for high consumption. There can be no assurances that we will successfully mitigate the risk of increased water costs and potential fines and/or penalties for high consumption.
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
Inflation may adversely affect our real estate operations.
Inflation may remain high in 2024 relative to historical levels. Inflation has caused and will likely continue to cause our construction costs, maintenances costs, operating and general and administrative expenses and interest expenses to rise, which in turn could materially adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock. See “We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions or high inflation,” “—Income from our long-term leases at our office properties is an important source of our cash flow from operations and is subject to risks related to increases in expenses and inflation,” “—We face risks associated with development, redevelopment, repositioning or construction of real estate projects,” “—High interest rates may make it difficult for us to finance or refinance assets, which could reduce the number of properties we can acquire and the amount of cash distributions we can make” and “—Supply chain disruption and increased costs in labor and materials may adversely affect our real estate operations.”
Supply chain disruption and increased costs in labor and materials may adversely affect our real estate operations.
The construction and building industry, similar to many other industries, has been experiencing worldwide supply chain disruptions due to a multitude of factors that are beyond our control, including, without limitation, the conflict between Russia and Ukraine and conflicts in the Middle East. Materials, parts and labor have also increased in cost over the past year or more, sometimes significantly and over a short period of time. This could impact our ability to timely deliver spaces to tenants or complete tenant buildout or complete redevelopment or development projects. In addition, we may incur costs in the process that exceeds our original estimates due to increased costs for materials or labor or other costs that are unexpected. All of these occurrences could affect our ability to achieve the expected value of a lease, redevelopment or development, thereby adversely affecting our profitability.
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

•the risk that a co-owner could breach agreements related to the property, which may cause a default under, and possibly result in personal liability in connection with, any mortgage loan financing documents applicable to the property or result in a foreclosure or otherwise adversely affect the property and the co-investment;
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
We have entered and expect to continue to enter into joint ventures or co-investments (including co-investment transactions) with CIM, its affiliates or vehicles managed or operated by CIM for the acquisition, development or redevelopment of real estate-related assets. Since personnel of CIM involved in managing and operating our business are also involved in the business and operations of CIM, its affiliates and other vehicles managed or operated by CIM, CIM may face conflicts of interest in determining which real estate program should enter into any particular joint venture or co-investment. These persons also may have a conflict in structuring the terms of the relationship between us and any affiliated co-venturer or co-owner, as well as conflicts of interest in managing the joint venture, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive.
In the event we enter into joint ventures or other co-investments with CIM, its affiliates or vehicles managed or operated by CIM, the Administrator may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related asset. In the event we enter into a joint venture or other co-investments with CIM, its affiliates or vehicles managed or operated by CIM that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-investments between us and CIM, its affiliates or vehicles operated or managed by CIM grant us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances.
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
The capital and credit markets have experienced volatility and disruption as a result of the sharp rise in interest rates as a result of the Federal Reserve’s attempt to combat inflation. We believe that such volatility and disruption are likely to continue into the foreseeable future. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital. Our access to capital will depend upon a number of factors, including:
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
Interest rates may remain high in 2024 relative to historical levels. If interest rates remain elevated, we run the risk of being unable to finance or refinance our assets on favorable terms or at all. If interest rates are high when we desire to mortgage our assets or when existing loans come due and the assets need to be refinanced, we may not be able to, or may choose not to, finance the assets and we would be required to use cash to purchase or repay outstanding obligations. Our inability to use debt to finance or refinance our assets could reduce the number of assets we can acquire, which could reduce our operating cash flow and the amount of cash distributions we can make on our Common Stock or Preferred Stock. Higher costs of capital also could negatively impact our operating cash flow and returns on our assets.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions on our Common Stock or Preferred Stock.
We have incurred indebtedness, and in the future may incur additional indebtedness, that bears interest at a variable rate. A continued high interest rate environment, which is the economic environment that the Company expects to face in 2024, will result in increases in the variable rate component of our indebtedness. As of December 31, 2023, we have $153.2 million outstanding under the 2022 credit facility and $27.1 million outstanding under our junior subordinated notes, all of which bear interest at a variable rate. We have not hedged our interest rate with respect to variable rate indebtedness. As a result, increases in interest rates will increase the amounts payable under such indebtedness, which will reduce our operating cash flows and could materially adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock. In addition, if our existing indebtedness matures or otherwise becomes payable during a period of rising interest rates, we could be required to liquidate one or more of our assets at times that may prevent realization of the maximum return on such assets.
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
Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution on our Common Stock or Preferred Stock.
We may finance some of our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon payments will reduce the funds available for distribution on our Common Stock or Preferred Stock because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.
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
•adverse changes in governmental rules and fiscal policies; acts of God, including earthquakes, hurricanes, fires and other natural disasters; pandemic outbreaks and other global health emergencies; disruptive global political events, including terrorist activity and war (including the conflict between Russia and Ukraine and conflicts in the Middle East, which has led to disruption, instability and volatility in global markets and industries); or a decrease in the availability of or an increase in the cost of insurance;
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
A majority of our revenue from the lending operations is generated from loans collateralized by hospitality properties. As of December 31, 2023, all of our loans subject to credit risk were concentrated in the hospitality industry. Any factors that negatively impact the hospitality industry, including the outbreak of pandemics, recessions, severe weather events (such as hurricanes, blizzards, floods, etc.), depressed commercial real estate markets, travel restrictions, bankruptcies or other political or geopolitical events or the introduction of new concepts and products such as Airbnb®, Homeaway® and VRBO®, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
Our loans originated pursuant to the SBA 7(a) Program are collateralized by income-producing properties and typically have personal guarantees. These loans are predominantly to operators of limited service hospitality properties. As a result, these operators are subject to risks associated with the hospitality industry, including the outbreak of pandemics, recessions, severe weather events, depressed commercial real estate markets, travel restrictions, bankruptcies or other political or geopolitical events.
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
If we fail to qualify as a REIT, we could face serious tax consequences that could substantially reduce our funds available for payment of distributions on our Common Stock or Preferred Stock for each of the years involved because:
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

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions on our Common Stock or Preferred Stock. As a result of these factors, our failure to qualify as a REIT could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the relief provisions under the Code in order to maintain our REIT status, we might nevertheless be required to pay certain penalty taxes for each such failure.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors that are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our securities. However, for taxable years beginning before January 1, 2026, non-corporate U.S. stockholders of REITs may deduct up to 20% of any “qualified REIT dividends.” A qualified REIT dividend is defined as any dividend from a REIT that is not a capital gain dividend or a dividend attributable to dividend income from U.S. corporations or certain non-U.S. corporations. A non-corporate U.S. stockholder’s ability to claim a deduction equal to 20% of qualified REIT dividends received may be limited by the stockholder’s particular circumstances.
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
Our TRSs are subject to normal corporate income taxes. We continuously monitor the value of our investments in TRSs for the purpose of ensuring compliance with the rule that no more than 20% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). The aggregate value of our TRS stock and securities was less than 20% of the value of our total assets (including our TRS stock and securities) as of December 31, 2023. In addition, we scrutinize all of our transactions with our TRSs for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. There are no distribution requirements applicable to the TRSs and after-tax earnings may be retained. There can be no assurance, however, that we will be able to comply with the 20% limitation on ownership of TRS stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s-length transactions.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility.
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
In certain circumstances, we may be subject to certain federal, state and local taxes as a REIT, which would reduce our cash available for distribution on our Common Stock or Preferred Stock.
Even if we qualify and maintain our status as a REIT, we may be subject to certain federal, state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% excise tax, and some state and local jurisdictions may tax some or all of our income because not all states and localities treat REITs the same as they are treated for federal income tax purposes. Any federal, state or local taxes we pay will reduce our cash available for distribution on our Common Stock or Preferred Stock. Moreover, as discussed above, our TRSs are generally subject to corporate income taxes and excise taxes in certain cases. Additionally, if we are not able to make sufficient distributions to eliminate our REIT taxable income, we may be subject to tax as a corporation on our undistributed REIT taxable income. We may also decide to retain income we earn from the sale or other dispositions of our properties and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability.
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
We have not obtained, and currently do not intend to obtain, a rating for the Series A1 Preferred Stock, Series A Preferred Stock or Series D Preferred Stock, and it is likely that none of such Preferred Stock will ever be rated. No assurance can be given, however, that one or more rating agencies will not independently determine to issue such a rating or that we will not elect in the future to obtain such a rating. Such a rating, if issued, may adversely affect the market price and/or liquidity of our Preferred Stock. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on negative outlook or withdrawn entirely at the discretion of the issuing rating agency if, in its judgment, circumstances so warrant. While ratings do not reflect market prices or the suitability of a security for a particular investor, such downward revision or withdrawal of a rating could have an adverse effect on the market price and/or liquidity of our Preferred Stock.
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

Interest rates may remain high in 2024 relative to historical levels, which may result in a decline in the market price of our Common Stock. We believe that one of the factors that will influence the market price of our Common Stock will be the distribution yield on the Common Stock (as a percentage of the market price of our Common Stock) relative to market interest rates.
A high interest rate environment may lead potential purchasers of our Common Stock to seek a higher annual dividend rate from other investments. Potential purchasers of our Common Stock may expect a higher distribution rate on their investment. Higher market interest rates would not, however, result in more funds for us to pay distributions and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distributions. Thus, higher market interest rates could cause the market price of our Common Stock to decline.
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
Our Common Stock ranks, with respect to rights upon liquidation, dissolution or winding-up of the Company, junior to our Preferred Stock.
Upon any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of shares of Preferred Stock are entitled to receive a liquidation preference equal to the applicable stated values of such shares, plus all accrued but unpaid dividends on such shares, prior and in preference to any distribution on our Common Stock. The stated value of the Series A Preferred Stock is $25.00 per share, subject to adjustment (the “Series A Preferred Stock Stated Value”), the stated value of the Series A1 Preferred Stock is $25.00 per share, subject to adjustment (the “Series A1 Preferred Stock Stated Value”) and the stated value of the Series D Preferred Stock is $25.00 per share, subject to adjustment (the “Series D Preferred Stock Stated Value”).
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
We have the right, at our option and in our sole discretion, to pay the redemption price of shares of Preferred Stock, whether redeemed at our option or at the option of a holder, in cash or in shares of Common Stock. The redemption price of shares of our Preferred Stock may be paid, in our sole discretion, in cash in U.S. dollars (“USD”) or in equal value through the issuance of shares of Common Stock, based on the volume‑weighted average price of our Common Stock for the 20 trading days prior to the redemption.
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

We may suffer from delays in deploying capital, which could adversely affect our ability to pay distributions on our Common Stock and Preferred Stock and the value of our securities.
We could suffer from delays in deploying capital, particularly if the capital we raise (including in our current equity offering described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and Uses of Funds”) outpaces our Operator’s ability to identify acquisitions and or close on them. Such delays, which may be caused by a number of factors, including competition in the market for the same real estate opportunities, may adversely affect our ability to pay distributions on our Common Stock or Preferred Stock and/or the value of their overall returns on investment in our securities.
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
The terms of our Preferred Stock do not limit our ability to incur indebtedness or make distributions or contain any other restrictive financial covenants. The Preferred Stock ranks subordinate to all of our existing and future debt and liabilities. Our future debt agreements may restrict our ability to pay distributions on our Preferred Stock or to redeem shares of preferred stock in the event of a default under such debt agreements or in other circumstances. In addition, while our Preferred Stock ranks senior to our Common Stock with respect to payment of dividends and distributions upon liquidation, dissolution or winding-up, we are allowed to pay dividends on our Common Stock so long as we are current in the payment of dividends on shares of our Preferred Stock. Further, the terms of our Preferred Stock do not restrict our ability to repurchase shares of our Common Stock so long as we are current in the payment of dividends on shares of our Preferred Stock. Such dividends on or repurchases of our Common Stock may reduce the amount of cash on hand to pay the redemption price of our Preferred Stock in cash (if we so choose).
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
A stockholder’s ownership percentage in the Company may become diluted if we issue new shares of Common Stock or other securities, and issuances of additional preferred stock or other securities by us may further subordinate the rights of the holders of our Preferred Stock or Common Stock (which holders of Preferred Stock may become upon receipt of redemption payments in shares of Common Stock). Additionally, future issuances of Common Stock, including shares issued in exchange for consideration, upon redemption of Preferred Stock or upon exercise of any Series A Preferred Warrants, may cause the market price of our Common Stock to drop significantly, even if our business is doing well.
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
Several factors may affect the availability and timing of cash distributions on our Common Stock or Preferred Stock. Distributions are based primarily on anticipated cash flow from operations over time. The amount of cash available for distributions is affected by many factors, including the performance of our existing assets, including the selection of tenants and the amount of rental income, our operating expense levels, opportunities for acquisition identified by our Operator, the availability of financing arrangements as well as many other variables. We may not always be in a position to pay distributions on our Common Stock or Preferred Stock and the amount of any distributions we do make may not increase over time. In addition, our actual results may differ significantly from the assumptions used by our Board of Directors in establishing our distribution policy. There also is a risk that we may not have sufficient cash flow from operations to fund distributions required to qualify as a REIT or maintain our REIT status.
We have paid, and may in the future pay, some or all of our distributions on our Common Stock or Preferred Stock from sources other than cash flow from operations, including borrowings, proceeds from asset sales or the sale of our securities, which may reduce the amount of capital we ultimately deploy in our real estate operations and may negatively impact the value of our Common Stock.
To the extent that cash flow from operations has been or is insufficient to fully cover our distributions on our Common Stock or Preferred Stock, we have paid, and may in the future pay, some or all of our distributions from sources other than cash flow from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities. We have no limits on the amounts we may use to pay distributions from sources other than cash flow from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for acquisitions and operations or cause us to incur additional interest expense as a result of borrowed funds. This may negatively impact the market price of our Common Stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The Company’s Cybersecurity Risk Management Approach
The Company utilizes and relies on CIM Group for its IT and IT administration. CIM Group’s cybersecurity strategy prioritizes detection, analysis and response to known, anticipated or unexpected threats, effective management of security risks and resiliency against incidents. CIM Group's cybersecurity risk management policies and procedures include, among other things: enterprise-wide hardware and software management and security controls; employee training; security assessments; penetration testing; security audits and ongoing risk assessments; due diligence on, and monitoring and oversight of, key third-party providers; vulnerability management; and management oversight to assess, identify and manage material risks from cybersecurity threats. CIM Group’s controls leverage the National Institute of Standards and Technology Cybersecurity

Framework. CIM Group also utilizes industry and government associations, the results from regular internal and third-party audits and other similar resources to inform its cybersecurity processes and to allocate resources.
In addition, all employees of the Company and CIM Group receive mandatory training on cybersecurity matters upon hiring and annually thereafter, periodic training and information updates that address new cybersecurity threats and trends, and quarterly “phishing” and social engineering testing to evaluate the effectiveness of the cybersecurity training program and raise employee awareness of cybersecurity threats.
In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.
For further discussion of cybersecurity risks, see “Item 1A. Risk Factors—Cybersecurity risks and cybersecurity incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.”
Management Oversight of Cybersecurity Risk Management
CIM Group’s internal processes require escalation of material cybersecurity risks to its management and its Cybersecurity Committee (the “Committee”) for evaluation. The Committee consists of CIM Group’s Chief Technology Officer (the “CTO”), CIM Group’s Chief Compliance Officer (the “CCO”) and representatives from CIM Group’s operations, compliance and accounting departments. The Committee is responsible for CIM Group’s cybersecurity policy and overseeing the activities of CIM Group’s cybersecurity practices, including assessing CIM Group’s risks and controls. The Committee is chaired by the CTO and has more than 30 years of experience in the fields of information technology, cybersecurity and adjacent roles, including serving on cybersecurity advisory councils. In addition, members of the Committee has relevant industry experience in enterprise risk management and compliance. The team responsible for developing and implementing our cybersecurity program collectively holds an MS in Cybersecurity and Information Assurance and have multiple cybersecurity certifications, including CRISC, CISM, CISA, NCSP-NIST, CISSP, CASP+, CySA+ and Security+.
The Committee has established a Cybersecurity Subcomittee (the “Subcommittee”). The Subcommittee consists of, among other individuals, the CCO, the CTO, the chief financial officers of public companies that are subject to the SEC’s cybersecurity rule adopted in 2023 and are managed by CIM Group, including our Chief Financial Officer. The Subcommittee is tasked with assisting CIM Group-managed public companies (that are subject to the SEC’s cybersecurity rules adopted in 2023), including us, in complying with such cybersecurity rules.
The Committee and Subcommittee each conduct both regular quarterly and as-needed meetings throughout the year during which members of the CIM Group’s IT Department provide updates and report on meaningful cybersecurity risks, threats, incidents and vulnerabilities in accordance with the Committee’s and the Subcommittee’s respective reporting frameworks, as well as related priorities, mitigation and remediation activities, financial and employee resource levels, regulatory compliance, technology trends and third-party provider risks. To help inform this reporting framework, CIM Group maintains incident response plans and other policies and procedures designed to respond to, mitigate and remediate cybersecurity incidents based on the potential impact to CIM Group’s business, IT systems, network or data, including data held by third parties, or to the IT or other critical services provided by third-party vendors and service providers.
CIM Group’s personnel responsible for cybersecurity policy comprises of individuals with either formal education and degrees in IT or cybersecurity, or with experience working in IT and cybersecurity, including relevant industry experience in security related industries.
We believe that the processes, policies and procedures established by the Committee and the Subcommittee provide guidance for consistent and effective incident handling and response and set standards for internal notifications and escalations, as well as external notification considerations with respect to a cybersecurity event or incident requiring disclosure or notification in accordance with applicable laws.
Board of Directors Oversight of Cybersecurity Risk Management
The Audit Committee of our Board of Directors has oversight of our cybersecurity risks. The Audit Committee receives quarterly updates from CIM Group with respect to the effectiveness of its cyber readiness and cybersecurity program. This oversight includes briefing and a report by the CTO or CIM Group’s Head of Operations, as well as a discussion of any cybersecurity breaches detected by CIM Group and a summary of, among other things, the current cybersecurity threat landscape, defensibility measures implemented by CIM Group, the health of CIM Group’s information security system, effectiveness of CIM Group’s cybersecurity controls and recoverability and business continuity testing. Pursuant to the Company’s cybersecurity policy, the Audit Committee will be promptly notified of any material cybersecurity incident required to be disclosed under Item 1.05 on a Current Report on Form 8-K and shall oversee the Company’s response to such matter.

Item 2. Properties
As of December 31, 2023, our real estate portfolio consisted of 27 assets, all of which were fee-simple properties and five of which we own through investments in Unconsolidated Joint Ventures. Our Unconsolidated Joint Ventures contain two office properties (one of which is being partially converted into multifamily units), one multifamily site currently under development, one multifamily property and one commercial development site. As of December 31, 2023, our 13 office properties, totaling approximately 1.3 million rentable square feet, were 83.8% occupied, and our one hotel with an ancillary parking garage, which has a total of 503 rooms, had RevPAR of $145.80 for the year ended December 31, 2023, and our three multifamily properties were 79.3% occupied. Additionally, as of December 31, 2023, we had nine development sites (three of which were being used as parking lots).
Office Portfolio Detail by Classification, Address, Market, and Submarket as of December 31, 2023

Classification / Market / Address	Sub-Market	Rentable Square Feet	% Occupied	% Leased (1)	Annualized Rent (in thousands)	Annualized Rent Per Occupied Square Foot
Consolidated Office Portfolio
Oakland, CA
1 Kaiser Plaza	Lake Merritt	537,339	83.2%	83.2%	$23,068	$51.59
San Francisco, CA
1130 Howard Street	South of Market	21,194	61.1%	61.1%	1,235	95.41
Los Angeles, CA
11620 Wilshire Boulevard	West Los Angeles	196,928	78.8%	79.9%	7,854	50.61
11600 Wilshire Boulevard	West Los Angeles	56,881	88.1%	88.1%	3,058	61.02
9460 Wilshire Boulevard	Beverly Hills	97,655	93.7%	93.7%	10,093	110.33
8944 Lindblade Street (2)	West Los Angeles	7,980	100.0%	100.0%	550	68.92
8960 & 8966 Washington Boulevard (2)	West Los Angeles	24,448	100.0%	100.0%	1,480	60.54
1037 N Sycamore Avenue	Hollywood	5,031	100.0%	100.0%	293	58.24
Austin, TX
3601 S Congress Avenue (3)	South	228,545	80.6%	82.0%	9,196	49.92
1021 E 7th Street (4)	East	11,180	100.0%	100.0%	602	53.85
1007 E 7th Street (5)	East	1,352	100.0%	100.0%	69	51.04
Total Consolidated Office Portfolio		1,188,533	83.4%	83.8%	57,498	58.01

Unconsolidated Office Portfolio
Los Angeles, CA
4750 Wilshire Boulevard - 20% (6)	Mid-Wilshire	30,335	100.0%	100.0%	1,619	53.37
1910 Sunset Boulevard - 44% (7)	Echo Park	107,524	83.4%	86.1%	4,407	49.13
Total Unconsolidated Office Portfolio		137,859	87.1%	89.2%	6,026	50.19

Total Office Portfolio		1,326,392	83.8%	84.4%	63,524	57.17

Total Office Portfolio - CMCT Share of Annualized Rent					59,768

Development Pipeline Properties
Oakland, CA
2 Kaiser Plaza (8)	Lake Merritt	N/A	N/A	N/A	N/A	N/A
Los Angeles, CA
4750 Wilshire Boulevard (Backlot) (9)	Mid-Wilshire	N/A	N/A	N/A	N/A	N/A
1015 Mansfield - 29% (10)	Hollywood	N/A	N/A	N/A	N/A	N/A
Total Development Pipeline Properties		N/A	N/A	N/A	N/A	N/A

Total Office and Development Portfolio		1,326,392	83.8%	84.4%	$63,524	$57.17

(1)Based on leases signed as of December 31, 2023.

(2)The three buildings making up 8960 & 8966 Washington Boulevard and 8944 Lindblade Street were formerly known as Lindblade Media Center.
(3)3601 S Congress Avenue consists of twelve buildings. The Company is evaluating different development options including multifamily development.
(4)The Company is evaluating different development options including multifamily development.
(5)The property is located on a land site of approximately 7,450 square feet. The Company intends to complete pre-development and entitlement work to provide optionality for future multifamily development.
(6)In connection with the 4750 Wilshire Project (as defined below), the Company is no longer classifying approximately 110,000 square feet of vacant space at its property at 4750 Wilshire Boulevard in Los Angeles, California as rentable office square footage as of December 31, 2023. We sold 80% of our interest in 4750 Wilshire Boulevard to three co-investors (the “4750 Wilshire JV Partners”) in February 2023 with our remaining 20% interest now invested in a newly-formed joint venture with the JV Partners. The 4750 Wilshire Project is in the process of converting two out of the building’s three floors into 68 for-lease multifamily units.
(7)CMCT and a CIM-managed separate account purchased the property in February 2022 through a joint venture. CMCT owns approximately 44% of the property. The amounts shown in the table represent 100% of the property.
(8)2 Kaiser Plaza Parking Lot is a 44,642 square foot parcel of land currently being used as a surface parking lot. We are entitled to develop an office building with a maximum of 800,000 rentable square feet. Alternatively, we are also evaluating a multifamily development.
(9)The Company owns 100% of the 4750 Wilshire Boulevard backlot land parcel. The site is being evaluated for potential multifamily development and currently is being utilized as a surface parking lot.
(10)The Company owns approximately 29% of the property. The amounts shown in the table represent 100% of the property. The property has a site area of approximately 44,141 square feet and currently contains a parking garage which is being leased to a third party. The site is being evaluated for different development options, including creative office space or other commercial space.

Classification / Market / Address	Sub-Market	Units	% Occupied	Annualized Rent (in thousands)	Monthly Rent Per Occupied Unit (1)
Consolidated Multifamily Portfolio
Oakland, CA
Channel House	Jack London District	333	71.8%	$9,192	$3,205
1150 Clay	Downtown	288	85.4%	$7,980	$2,703
Total Consolidated Multifamily Portfolio		621	78.1%	$17,172	$2,951

Unconsolidated Multifamily Portfolio
Los Angeles, CA
1902 Park Avenue - 50% (2)	Echo Park	75	89.3%	$1,407	$1,749
Total Unconsolidated Multifamily Portfolio		75	89.3%	$1,407	$1,749

Total Multifamily Portfolio		696	79.3%	$18,579	$2,805

Total Multifamily Portfolio - CMCT Share of Annualized Rent				17,876

Development Pipeline Properties
Los Angeles, CA
3101 S. Western Avenue (3)	Jefferson Park	N/A	N/A	N/A	N/A
3022 S. Western Avenue (3)	Jefferson Park	N/A	N/A	N/A	N/A
3109 S. Western Avenue (4)	Jefferson Park	N/A	N/A	N/A	N/A
1915 Park Avenue - 44% (5)	Echo Park	N/A	N/A	N/A	N/A
Oakland, CA
F3 Land Site (6)	Jack London District	N/A	N/A	N/A	N/A
466 Water Street Land Site (7)	Jack London District	N/A	N/A	N/A	N/A

Total Multifamily and Development Portfolio		696	79.3%	$18,579	$2,805

(1)Represents gross monthly base rent under leases commenced as of December 31, 2023, divided by occupied units.
(2)The Company owns 50% of the property. The amounts shown in the table represent 100% of the property. The property is a 75-unit four-story building.
(3)The Company intends to develop a total of approximately 160 residential units across both properties.
(4)The Company intends to redevelop approximately seven commercial units totaling 5,635 rentable square feet and six parking stalls starting in 2024.
(5)The Company owns approximately 44% of the property. The 1910 Sunset JV plans to build 36 multifamily units on the 1915 Park Avenue land parcel adjacent to the 1910 Sunset Boulevard office building, for which the 1910 Sunset JV has received all necessary entitlements.
(6)Currently being utilized as a parking lot. The Company is evaluating future development options, including hotel development.
(7)The Company is evaluating the property for potential future multifamily development.
Hotel Portfolio Summary as of December 31, 2023

				Revenue Per
			%	Available
Property	Market	Rooms	Occupied (1)	Room
Sheraton Grand Hotel (2)	Sacramento, CA	503	75.1%	$145.80
Total Hotel (1 Property)		503	75.1%	$145.80
Other Ancillary Property within Hotel Portfolio

		Rentable			Annualized
		Square	%	%	Rent (Parking
		Feet	Occupied	Leased	and Retail)
Property	Market	(Retail)	(Retail)	(Retail) (3)	(in thousands)
Sheraton Grand Hotel Parking Garage & Retail (4)	Sacramento, CA	9,453	69.3%	69.3%	$567
Total Ancillary Property (1 Property)		9,453	69.3%	69.3%	$567

(1)Represents trailing 12-month occupancy as of December 31, 2023, calculated as the number of occupied rooms divided by the number of available rooms.
(2)The Sheraton Grand Hotel is part of the Sheraton franchise and is managed by Sheraton Operating Corporation, a subsidiary of Marriott International, Inc.
(3)Based on leases commenced as of December 31, 2023.
(4)The Company is evaluating the property for potential future development options including multifamily development over the existing parking garage.

Office Portfolio—Top 5 Tenants by Annualized Rental Revenue as of December 31, 2023

		Credit
		Rating					% of
		(S&P /		Annualized	% of	Rentable	Rentable
		Moody’s /	Lease	Rent	Annualized	Square	Square
Tenant	Property	Fitch)	Expiration	(in thousands)	Rent	Feet	Feet
Kaiser Foundation Health Plan, Inc.	1 Kaiser Plaza	AA- / - / AA-	2024, 2025, 2027(1)	$18,250	28.7%	366,777	27.7%
U.S. Bank, N.A.	9460 Wilshire Boulevard	A+ / Aa3 / A+	2029	4,027	6.3%	27,569	2.1%
3 Arts Entertainment, Inc.	9460 Wilshire Boulevard	- / - / -	2026	2,848	4.5%	27,112	2.0%
F45 Training Holdings, Inc.	3601 S Congress Avenue	- / - / -	2030	2,492	3.9%	44,171	3.3%
Westwood One, Inc.	Lindblade Media Center	- / - / -	2025	2,030	3.2%	32,428	2.4%
Total for Top Five Tenants				29,647	46.6%	498,057	37.5%
All Other Tenants				33,877	53.4%	613,034	46.3%
Vacant				—	—%	215,301	16.2%
Total Office Portfolio				$63,524	100.0%	1,326,392	100.0%

Note: Represents 100% of the consolidated and unconsolidated office portfolios, regardless of our ownership percentage.

(1)We have commenced lease negotiations with the tenant to sign a long-term lease for 236,692 of the existing 366,777 rentable square feet. There can be no guarantee that a lease extension will be executed. Taking into account the early termination right exercised by the tenant in 2023, 130,085 rentable square feet will expire on July 31, 2024, 152,966 rentable square feet will expire on February 28, 2025 and 83,696 rentable square feet will expire on February 28, 2027. With respect to the 83,696 rentable square feet that will expire in 2027, from and after February 28, 2025, the tenant has the right to terminate all or any portions of its lease with us, effective as of any date specified by the tenant in a written notice given to us at least 15 months prior to the termination, in exchange for a termination penalty.
Office Portfolio—Diversification by Industry as of December 31, 2023

	Annualized	% of	Rentable
	Rent	Annualized	Square	% of Rentable
Industry	(in thousands)	Rent	Feet	Square Feet
Health Care and Social Assistance	$25,288	39.8%	484,497	36.6%
Professional, Scientific, and Technical Services	9,673	15.2%	158,296	11.9%
Arts, Entertainment, and Recreation	6,132	9.7%	88,457	6.7%
Finance and Insurance	5,946	9.4%	61,736	4.7%
Real Estate and Rental and Leasing	4,097	6.4%	78,478	5.9%
Other Services (except Public Administration)	3,545	5.6%	51,813	3.9%
Public Administration	2,359	3.7%	50,073	3.8%
Retail Trade	1,930	3.0%	42,555	3.2%
Information	1,849	2.9%	34,313	2.6%
Other	2,705	4.3%	60,873	4.5%
Vacant	—	—%	215,301	16.2%
Total Office	$63,524	100.0%	1,326,392	100.0%

Note: Represents 100% of the consolidated and unconsolidated office portfolios, regardless of our ownership percentage.

Office Portfolio—Lease Expiration as of December 31, 2023

	Square Feet	% of Square	Annualized	% of Annualized	Annualized Rent
Year of Lease	of Expiring	Feet	Rent	Rent	Per Occupied
Expiration	Leases	Expiring	(in thousands)	Expiring	Square Foot
2024 (1)	206,236	18.6%	10,330	16.3%	50.09
2025	330,042	29.7%	17,774	28.0%	53.85
2026	126,183	11.4%	7,874	12.4%	62.40
2027	164,257	14.8%	8,860	13.9%	53.94
2028	55,837	5.0%	3,165	5.0%	56.68
2029	53,985	4.9%	5,624	8.9%	104.18
2030	91,757	8.3%	4,721	7.4%	51.45
2031	26,409	2.4%	1,177	1.9%	44.57
2032	25,845	2.3%	1,427	2.2%	55.21
Thereafter	30,540	2.6%	2,572	4.0%	84.22
Total Occupied	1,111,091	100.0%	$63,524	100.0%	$57.17
Vacant	215,301
Total Office	1,326,392

Note: Represents 100% of the consolidated and unconsolidated office portfolios, regardless of our ownership percentage.
(1)Includes 8,286 square feet of month-to-month leases as of December 31, 2023.
Property Indebtedness as of December 31, 2023

	Outstanding			Balance Due
	Principal			At Maturity
	Balance	Interest	Maturity	Date
Property	(in thousands)	Rate	Date	(in thousands)
1 Kaiser Plaza (1)	$97,100	4.14%	7/1/2026	$97,100
Channel House	87,000	SOFR + 3.36%	7/7/2025	87,000
1150 Clay	66,600	6.25%	6/7/2024	66,600
1910 Sunset Boulevard (2)	23,925	SOFR + 2.95%	9/13/2025	23,925
4750 Wilshire Boulevard (3)	18,353	SOFR + 3.11%	4/1/2026	18,353
1902 Park Avenue (4)	9,580	SOFR + 2.86%	3/1/2026	9,580
Total	$302,558			$302,558

(1)Loan is generally not prepayable prior to April 1, 2026.
(2)CMCT owns 44.2% of the property through its investment in an Unconsolidated Joint Venture. The outstanding principal balance shown here represents 100% of the Unconsolidated Joint Venture’s balance.
(3)CMCT owns 20.0% of the property through its investment in an Unconsolidated Joint Venture. The outstanding principal balance shown here represents 100% of the Unconsolidated Joint Venture’s balance.
(4)CMCT owns 50.0% of the property through its investment in an Unconsolidated Joint Venture. The outstanding principal balance shown here represents 100% of the Unconsolidated Joint Venture’s balance.
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
Shares of our Common Stock trade on Nasdaq, under the ticker symbol “CMCT”, and on the TASE, under the ticker symbol “CMCT.”
On March 21, 2024, there were approximately 335 holders of record of our Common Stock, excluding stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers. The closing price of our Common Stock on March 21, 2024 was $3.71 as reported on Nasdaq.
Approximately 54.3% of our Common Stock as of March 21, 2024 was held by stockholders that are not our affiliates.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2023 with respect to shares of our Common Stock, either under options or in respect of restricted stock awards that may be issued under existing equity compensation plans, all of which have been approved by our stockholders.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of Common Stock remaining available for future issuances under equity compensation plans (all in restricted shares of Common Stock)
Equity incentive plan	—	N/A	369,898
Recent Sales of Unregistered Securities and Use of Proceeds
On December 20, 2022, we issued to the Operator an aggregate of 36,663 shares of our Series A1 Preferred Stock as payment, in lieu of cash, for $916,575 of asset management fees owed to the Operator under the Investment Management Agreement for the third quarter of 2022. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Shares of Series A1 Preferred Stock may be redeemed at our option or at the option of the holder for a redemption price payable in cash or shares of Common Stock as described in Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K.
In December 2022, the Company announced the redemption of all outstanding shares of its Series L Preferred Stock. In January 2023, the Company completed such previously-announced redemption of all outstanding shares of its Series L Preferred Stock in cash at its stated value of $28.37 per share (plus accrued and unpaid dividends of $1.56 per share, or $4.6 million in the aggregate). The total cost to complete the Series L Redemption, including transaction costs of $93,000 (or $0.03 per share), was $83.8 million.
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
You should read the following discussion in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. For a discussion of the year ended December 31, 2021, see “Item
7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s
Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 16, 2022.
Executive Summary
Business Overview
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
CIM is headquartered in Los Angeles, CA, with offices in Atlanta, GA, Chicago, IL, Dallas, TX, London, UK, New York, NY, Orlando, FL, Phoenix, AZ, and Tokyo, Japan. CIM also maintains additional offices across the United States and in South Korea to support its platform.
Properties
As of December 31, 2023, our real estate portfolio consisted of 27 assets, all of which were fee-simple properties and five of which we own through investments in Unconsolidated Joint Ventures. As of December 31, 2023, our 13 office properties, totaling approximately 1.3 million rentable square feet, were 83.8% occupied and our one 503-room hotel with an ancillary parking garage, had RevPAR of $145.80 for the year ended December 31, 2023 and our three multifamily properties were 79.3% occupied. Additionally, as of December 31, 2023, we had nine development sites (three of which were being used as parking lots).
Rental Rate Trends
Office Statistics:  The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods (includes 100% of our properties partially owned through Unconsolidated Joint Ventures):

	As of December 31,
	2023	2022
Occupancy (1)(2)	83.8%	77.7%
Annualized rent per occupied square foot (1)(3)	$57.17	$52.57

(1)The information presented in this table represents historical information as of the date indicated without giving effect to any property sales occurring thereafter.
(2)In connection with the 4750 Wilshire Project (as defined later), the Company no longer classified approximately 110,000 square feet of vacant space at its property at 4750 Wilshire Boulevard in Los Angeles, California as rentable office square footage as of December 31, 2022. We sold 80% of our interest in 4750 Wilshire Boulevard to the JV Partners in February 2023 with our remaining 20% interest now invested in a newly-formed joint venture with the JV Partners. We are in the process of converting two out of the building’s three floors into for-lease multifamily units.
(3)Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements, representing lease incentives in the form of free rent, for the years ended December 31, 2023 and 2022 were $3.0 million and $2.8 million, respectively. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail.
Over the next four quarters, we expect to see expiring cash rents as set forth in the table below (includes 100% of our properties partially owned through Unconsolidated Joint Ventures):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2024	2024	2024	2024
Expiring Cash Rents:
Expiring square feet (1)	33,236	25,456	142,333	5,211
Expiring rent per square foot (2)	$60.03	$47.42	$47.89	$59.68

(1)Month-to-month tenants occupying a total of 8,286 square feet are included in the expiring leases in the first quarter listed.
(2)Represents gross monthly base rent, as of December 31, 2023, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.
During the year ended December 31, 2023, we executed leases with terms longer than 12 months totaling 140,670 square feet. The table below sets forth information on certain of our executed leases during the year ended December 31, 2023, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

			New Cash	Expiring Cash
	Number of	Rentable	Rents per Square	Rents per Square
	Leases (1)	Square Feet	Foot (2)	Foot (2)
Twelve Months Ended December 31, 2023	31	106,454	$48.82	$49.71

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

	As of December 31,
	2023	2022
Occupancy	79.3%	N/A
Monthly rent per occupied unit (1)	$2,805	N/A
______________________
(1)Represents gross monthly base rent under leases commenced as of the specified period, divided by occupied units. This amount reflects total cash rent before concessions.

Hotel Statistics:  The following table sets forth the occupancy, ADR and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Year Ended
	December 31,
	2023	2022
Occupancy	75.1%	73.0%
ADR	$194.12	$172.95
RevPAR	$145.80	$126.19
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
2023 Results of Operations
Net (Loss) Income and FFO

	Year Ended
	December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Total revenues	$119,258	$101,906	$17,352	17.0%
Total expenses	$170,163	$94,994	$75,169	79.1%
Net (loss) income	$(51,456)	$5,945	$(57,401)	N/A
The Company had a net loss of $51.5 million for the year ended December 31, 2023, representing a decrease of $57.4 million compared to net income of $5.9 million for the year ended December 31, 2022. The decrease was primarily due to an increase of $32.1 million in depreciation and amortization expense (primarily due to an increase in acquired in-place lease intangible assets amortization at multifamily properties located in Oakland, California acquired during the first quarter of 2023 and which were fully amortized as of December 31, 2023) and an increase in interest expense not allocated to our operating segments of $22.4 million.

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
The following table sets forth a historical reconciliation of net (loss) attributable to common stockholders to FFO attributable to holders of common stockholders:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net loss attributable to common stockholders (1)	$(75,727)	$(25,785)
Depreciation and amortization	52,484	20,348
Noncontrolling interests’ proportionate share of depreciation and amortization	(2,090)	—
Gain on sale of real estate	(1,104)	—
FFO attributable to common stockholders (1)	$(26,437)	$(5,437)

(1)During the years ended December 31, 2023 and 2022, we recognized $1.5 million and $13.1 million, respectively, of redeemable preferred stock redemptions on our consolidated statements of operations and $0 and $19,000 respectively, of redeemable preferred stock deemed dividends on our consolidated statements of operations. Of the $13.1 million of redeemable preferred stock redemptions recognized during the year ended December 31, 2022, $12.7 million resulted from amounts recognized in connection with the Series L Repurchase and Series L Redemption (defined below). Such amounts are included in, and have the effect of increasing the net loss attributable to common stockholders and FFO attributable to common stockholders because redeemable preferred stock redemptions are not an adjustment prescribed by NAREIT.
FFO attributable to common stockholders was $(26.4) million for the year ended December 31, 2023, a decrease of $21.0 million compared to $(5.4) million for the year ended December 31, 2022. The decrease in FFO was primarily attributable to an increase in interest expense not allocated to our operating segments of $22.4 million and an increase in redeemable preferred stock dividends of $7.2 million. These were partially offset by a decrease in the consolidated statement of operations impact of redeemable preferred stock redemptions of $11.6 million (primarily resulting from $12.7 million recognized in connection with the Series L Repurchase and Series L Redemption during the year ended December 31, 2022).

Summary Segment Results
During the years ended December 31, 2023 and 2022, we operated in four segments: office, hotel and multifamily properties and lending. Set forth and described below are summary segment results for our operating segments.

	Year Ended
	December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Revenues:
Office	$55,033	$55,928	$(895)	(1.6)%
Hotel	$41,096	$35,213	$5,883	16.7%
Multifamily	$11,224	$—	$11,224	N/A
Lending	$11,458	$10,765	$693	6.4%

Expenses:
Office	$26,075	$26,762	$(687)	(2.6)%
Hotel	$27,992	$24,099	$3,893	16.2%
Multifamily	$9,464	$—	$9,464	N/A
Lending	$7,899	$4,385	$3,514	80.1%

(Loss) Income From Unconsolidated Entities
Office	$(582)	$164	$(746)	N/A
Multifamily	$155	$—	$155	N/A

Non-Segment Revenue and Expenses:
Interest and other income	$447	$—	$447	N/A
Asset management and other fees to related parties	$(2,627)	$(3,570)	$943	(26.4)%
Expense reimbursements to related parties—corporate	$(2,342)	$(1,925)	$(417)	21.7%
Interest expense	$(31,406)	$(9,052)	$(22,354)	NM*
General and administrative	$(5,453)	$(4,630)	$(823)	17.8%
Transaction costs	$(4,421)	$(223)	$(4,198)	NM*
Depreciation and amortization	$(52,484)	$(20,348)	$(32,136)	NM*
Gain on sale of real estate	$1,104	$—	$1,104	N/A
Provision for income taxes	$(1,228)	$(1,131)	$(97)	8.6%
______________________
(*)Percentage changes in excess of 100% are deemed to be not meaningful (“NM”)
Revenues
Office Revenue:  Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased by 1.6% to $55.0 million for the year ended December 31, 2023 compared to $55.9 million for the year ended December 31, 2022. The decrease is primarily due to the disposition of an 80% interest in an office property in Los Angeles, California in February 2023. This was partially offset by higher rental revenues at an office property in Beverly Hills, California due to higher occupancy.
Hotel Revenue:  Hotel revenue increased by 16.7% to $41.1 million for the year ended December 31, 2023, compared to $35.2 million for the year ended December 31, 2022. The increase is due to an increase in occupancy and average daily rate during 2023 as compared to the prior year.
Multifamily Revenue: Multifamily revenue was $11.2 million for the year ended December 31, 2023. As our multifamily properties were acquired during the year ended December 31, 2023, there was no comparable revenue for the year ended December 31, 2022.

Lending Revenue:  Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue increased by 6.4% to $11.5 million for the year ended December 31, 2023 compared to $10.8 million for the year ended December 31, 2022. The increase is due to increased interest income from higher interest rates, partially offset by decreased premium income as a result of lower loan sale volume during the year ended December 31, 2023, compared to the year ended December 31, 2022. Also partially offsetting the increase was a decrease in loan servicing income as a result of lower loan origination volume and higher loan payoff volume.
Income (Loss) From Unconsolidated Office Entities: Income from our office Unconsolidated Joint Ventures included in office segment net operating income decreased to a loss of $582,000 for the year ended December 31, 2023 compared to income of $164,000 for the year ended December 31, 2022. The decrease was primarily due to an unrealized loss on the value of real estate at one of our office Unconsolidated Joint Ventures recognized during the year ended December 31, 2023 and an increase in mortgage interest expense at both of our office Unconsolidated Joint Ventures during the year ended December 31, 2023. These were partially offset by an unrealized gain on the value of real estate related to another one of our office Unconsolidated Joint Ventures recognized during the year ended December 31, 2023.
Income From Unconsolidated Multifamily Entity: The income from our Unconsolidated Joint Venture included in multifamily segment net operating income was $155,000 for the year ended December 31, 2023. As our unconsolidated multifamily property was acquired during the year ended December 31, 2023, there was no comparable income for the year ended December 31, 2022.
Expenses
Office Expenses:  Office expenses decreased by 2.6% to $26.1 million for the year ended December 31, 2023 compared to $26.8 million for the year ended December 31, 2022. The decrease is primarily a result of the disposition of an 80% interest in an office property in Los Angeles, California in February 2023. Additionally contributing to the decrease is a decrease in operating expenses at an office property in Austin, Texas, as a result of lower real estate tax expenses.
Hotel Expenses:  Hotel expenses increased by 16.2% to $28.0 million for the year ended December 31, 2023 compared to $24.1 million for the year ended December 31, 2022, as a result of increased occupancy at the hotel.
Multifamily Expenses:  Multifamily expenses were $9.5 million for the year ended December 31, 2023. As our multifamily properties were acquired during the year ended December 31, 2023, there were no comparable expenses for the nine months ended December 31, 2022.
Lending Expenses:  Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related parties. Lending expenses increased by 80.1% to $7.9 million for the year ended December 31, 2023 compared to $4.4 million for the year ended December 31, 2022. The increase was primarily due to an increase in interest expense related to the issuance of new SBA 7(a) loan-backed notes in connection with the securitization that closed in March 2023.
Asset Management and Other Fees to Related Parties:  Asset management fees and other fees to related parties, which have not been allocated to our operating segments decreased by 26.4% to $2.6 million for the year ended December 31, 2023 compared to $3.6 million for the year ended December 31, 2022. The lower fees reflect a decrease in the adjusted fair value of the Company’s assets in the year ended December 31, 2023 as compared to the year ended December 31, 2022 due to a decrease in the aggregate fair value of the Company’s investments in real estate resulting from valuation changes at the end of 2022 and 2023.
Expense Reimbursements to Related Parties—Corporate: The Administrator receives reimbursement for performing certain services for the Company and its subsidiaries. Expense reimbursements to related parties—corporate increased by 21.7% to $2.3 million for the year ended December 31, 2023 compared to $1.9 million for the year ended December 31, 2022, primarily due to increases in allocated payroll from transactions that occurred during the year ended December 31, 2023.
Interest Expense:  Interest expense, which has not been allocated to our operating segments, increased to $31.4 million for the year ended December 31, 2023 compared to $9.1 million for the year ended December 31, 2022. The increase was attributable to two variable-rate mortgages assumed in connection with our multifamily acquisitions during the first quarter of 2023, higher outstanding principal balances on our 2022 Credit Facility Revolver (as defined below) for the year ended December 31, 2023 compared to our 2018 revolving line of credit facility for the year ended December 31, 2022, and increases in the SOFR components of interest rates on our variable-rate debt for the year ended December 31, 2023 compared to the year ended December 31, 2022.
General and Administrative Expenses:  General and administrative expenses, which have not been allocated to our operating segments, were $5.5 million for the year ended December 31, 2023, compared to $4.6 million for the year ended

December 31, 2022, an increase of 17.8%. The increase was primarily due to an increase in state and local tax expenses, legal fees, and certain nonrecurring consulting services.
Transaction Costs:  Transaction costs were $4.4 million for the year ended December 31, 2023 compared to $223,000 for the year ended December 31, 2022. The increase is primarily due to related transfer tax expenses in connection with the acquisition of two multifamily properties in Oakland, California in the first quarter of 2023 as well as incremental non-recurring expenses related to potential real estate acquisitions.
Depreciation and Amortization Expense:  Depreciation and amortization expense increased to $52.5 million for the year ended December 31, 2023 compared to $20.3 million for the year ended December 31, 2022. The increase is due to an increase in acquired in-place lease intangible assets amortization at multifamily properties located in Oakland, California acquired during the first quarter of 2023 (which were fully amortized as of December 31, 2023), as well as incremental increases to fixed asset depreciation expense related to such acquired properties.
Gain on Sale of Real Estate: Gain on sale of real estate of $1.1 million for the year ended December 31, 2023 was related to the sale of 80% of our interest in an office property in Los Angeles, California. There were no dispositions during the year ended December 31, 2022.
Provision for Income Taxes: Provision for income taxes increased by 8.6% to $1.2 million for the year ended December 31, 2023 compared to $1.1 million for the year ended December 31, 2022. The increase is primarily due to higher taxable income at our taxable REIT subsidiaries during the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Cash Flow Analysis
Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the occupancy and ADR of our hotel, the collectability of rent and recoveries from our tenants, and loan related activity. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities decreased by $20.4 million for the year ended December 31, 2023, as compared to the same period in 2022. The decrease was primarily due to a decrease in net income adjusted for depreciation and amortization expense and other non-cash items of $25.7 million and a $2.0 million increase resulting from a lower level of net working capital used, partially offset by a $1.5 million increase in net proceeds from the sale of loans, and a $1.2 million increase in return on investment from Unconsolidated Joint Ventures compared to the same period in 2022.
Our cash flows from investing activities are primarily related to property acquisitions and dispositions, expenditures for the development or repositioning of properties, capital expenditures and cash flows associated with loans originated at our lending segment.  Net cash used in investing activities increased by $66.4 million to $88.7 million for the year ended December 31, 2023 compared to $22.3 million for the year ended December 31, 2022. The increase in cash used in investing activities was primarily due to a $85.9 million increase in acquisitions of real estate, a $10.3 million decrease in distributions from Unconsolidated Joint Ventures, a $5.7 million decrease in principal collected on loans, and a $4.5 million increase in capital expenditures compared to the same period in 2022. Partially offsetting net cash used in investing activities are $33.3 million in proceeds from the sale of 80% of our interest in 4750 Wilshire to an Unconsolidated Joint Venture during the year ended December 31, 2023 and a decrease in cash outlays of $8.4 million related to our investments in the Unconsolidated Joint Ventures compared to the same period in 2022.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash provided by financing activities for the year ended December 31, 2023 was $63.4 million compared to cash provided by financing activities of $13.7 million for the year ended December 31, 2022. The increase of $49.8 million was primarily due to $56.5 million of net proceeds from our 2022 Credit Facility and mortgages during the year ended December 31, 2023 compared to $16.5 million of net paydowns during the year ended December 31, 2022, the issuance of unguaranteed SBA 7(a) loan-backed notes of approximately $54.1 million, and a $72.1 million decrease of cash used in the repurchase of Series L Preferred Stock and Common Stock during the year ended December 31, 2023 compared to the same period in 2022. The aforementioned amounts of increasing net cash provided by financing activities were partially offset by an increase in $97.6 million of redemption of preferred stock during the year ended December 31, 2023, a $44.8 million decrease in net proceeds from issuance of Preferred Stock, as well as a $5.2 million increase in preferred dividend payments.
Liquidity and Capital Resources
General
On a short-term basis, our principal demands for funds will be for the acquisition of assets, development or repositioning of properties (as further described below) (including pre-construction costs such as obtaining entitlements and permits and architectural work), or re-leasing of space in existing properties, capital expenditures, paying interest and principal on current and any future debt financings, SBA 7(a) loan originations, paying distributions on our Preferred Stock and Common Stock and making redemption payments on our Preferred Stock (of which $49.8 million could be redeemed without any redemption fee as of December 31, 2023 in cash and/or in shares of Common Stock in our sole discretion). We may finance our future activities through one or more of the following methods: (i) offerings of shares of Common Stock, preferred stock or other equity and/or debt securities of the Company; (ii) issuance of interests in our operating partnership in exchange for properties; (iii) credit facilities and term loans; (iv) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (v) the sale of existing assets; (vi) partnering with co-investors; and/or (vii) cash flows from operations. In December 2022, we completed a refinancing of our 2018 credit facility, which was set to mature in October 2023, replacing it with a new facility (the “2022 Credit Facility”). The 2022 Credit Facility includes a $56.2 million term loan as well as a revolver allowing the Company to borrow up to $150.0 million, both of which are collectively subject to a borrowing base calculation. The 2022 Credit Facility matures in December 2025 and provides for two one-year extension options, subject to certain conditions being satisfied. In January 2023, the Company completed the previously-announced redemption of all outstanding shares of its Series L Preferred Stock in cash at its stated value of $28.37 (plus accrued and unpaid dividend of $1.56 per share, or $4.6 million in the aggregate). The total cost to complete the Series L Redemption, including transaction costs, was $83.8 million. The redemption was funded by a combination of proceeds from the sale of our Series A1 Preferred Stock, draws on our 2022 Credit Facility, and cash on hand.
Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning (pre-construction costs) of properties (as further described below), or re-leasing of space in existing properties, capital expenditures, paying interest and principal on debt financings, refinancing of indebtedness, SBA 7(a) loan originations, paying distributions on our Preferred Stock or any other preferred stock we may issue, any future repurchase of Common Stock and/or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock) and distributions on our Common Stock. Additionally, our outstanding commitments to fund loans were $12.6 million as of December 31, 2023, substantially all of which reflect prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Small Business Loan Program lending. A majority of these commitments have government guarantees of 75% (as the government guarantee has now reverted to 75%) and we believe that we will be able to sell the guaranteed portion of these loans in a liquid secondary market upon fully funding these loans. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. Further, we are evaluating development of our development sites. To the extent we decide to proceed with development work on any of our development sites (in addition to those discussed below), we will have increased liquidity needs.
We own a 20% interest in an Unconsolidated Joint Venture (the “4750 Wilshire JV”) that is in the process of converting a portion of an office building in Los Angeles, California from office space into luxury for-rent residential units (the “4750 Wilshire Project”). The total cost of the 4750 Wilshire Project is expected to be approximately $31.0 million, which will be financed by a combination of equity contributions from us and co-investors as well as a mortgage loan from a third-party lender. In connection with the 4750 Wilshire JV, we received cash sales proceeds from our joint venture partners. Further, we have earned and will continue to earn management fees from co-investors in connection with their co-investment in the 4750 Wilshire Project.
In addition to the 4750 Wilshire Project, our long-term liquidity needs include our plan to renovate the Sheraton Grand Hotel in Sacramento, California, which renovation is expected to cost approximately $20.9 million, as well as the plan of one of the Unconsolidated Joint Ventures, in which we have a 50% ownership interest, to develop a multifamily apartment building at 1915 Park Avenue in Los Angeles, California, which development is expected to cost approximately $19.3 million (our share of which will be $9.7 million).
We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of our long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. While we will seek to satisfy such needs through one or more of the methods described in the first paragraph of this section, our ability to take such actions is highly uncertain and cannot be predicted, and could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in “Item 1A—Risk Factors” of this Annual Report on Form 10-K. If we cannot obtain funding for our long-term liquidity needs, our assets may generate lower cash flows or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

Sources and Uses of Funds
Mortgages
We have mortgage loan agreements with outstanding balances of $250.7 million as of December 31, 2023 in the aggregate. Our mortgage loans mature on various dates from June 7, 2024 through July 1, 2026. We expect to exercise the extension option or refinance our fixed rate mortgage loan maturing on June 7, 2024 prior to maturity.
Revolving Credit Facilities
In October 2018, we entered into our 2018 revolving credit facility that, as amended, allowed us to borrow up to $209.5 million, subject to a borrowing base calculation. Our 2018 revolving credit facility was secured by properties in the Company’s real estate portfolio: eight office properties and one hotel property. In December 2022, the Company refinanced its 2018 credit facility and replaced it with a new 2022 Credit Facility, entered into with a bank syndicate, that includes a $56.2 million term loan (the “2022 Credit Facility Term Loan”) as well as a revolver allowing the Company to borrow up to $150.0 million (the “2022 Credit Facility Revolver”), both of which are collectively subject to a borrowing base calculation. The 2022 Credit Facility is secured by properties in the Company’s real estate portfolio: six office properties and one hotel property (as well as the hotel’s adjacent parking garage and retail property). The 2022 Credit Facility bears interest at (A) the base rate plus 1.50% or (B) SOFR plus 2.60%. As of December 31, 2023, the variable interest rate was 7.96%. The 2022 Credit Facility Revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The 2022 Credit Facility is guaranteed by the Company and the Company is subject to certain financial maintenance covenants. The 2022 Credit Facility matures in December 2025 and provides for two one-year extension options, subject to certain conditions being satisfied, including providing notice of the election and paying an extension fee of 0.15% of each lender’s commitment being extended on the effective date of such extension. As of March 21, 2024, December 31, 2023, and December 31, 2022, $158.2 million, $153.2 million, and $56.2 million, respectively, was outstanding under the 2022 Credit Facility and approximately $48.0 million and $53.0 million, and $150.0 million, respectively, was available for future borrowings.
Other Financing Activity
On March 9, 2023, our lending division completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $54.1 million of unguaranteed SBA 7(a) loan-backed notes (with net proceeds of approximately $43.3 million, after payment of fees and expenses in connection with the securitization and the funding of a reserve account and an escrow account). The SBA 7(a) loan-backed notes are collateralized by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable. The SBA 7(a) loan backed notes mature on March 20, 2048, with monthly payments due as payments on the collateralized loans are received. The SBA 7(a) loan-backed notes bear interest at a per annum rate equal to the lesser of (i) 30-Day average compounded SOFR plus 2.90% and (ii) prime rate minus 0.35%. As of December 31, 2023, the variable interest rate was 8.15%. We reflect the SBA 7(a) loans receivable as assets on our consolidated balance sheet and the SBA 7(a) loan-backed notes as debt on our consolidated balance sheet.
We have junior subordinated notes with a variable interest rate that resets quarterly based on the three-month SOFR plus 3.51%, with quarterly interest‑only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at our option. The aggregate principal balance of the junior subordinated notes was $27.1 million as of December 31, 2023.
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
The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. At the time of issuance, the exercise price of each Series A Preferred Warrant was equal to a 15.0% premium to the per share estimated NAV of our Common Stock most recently published and designated as the applicable NAV by us at the time of issuance. However, in accordance with the terms of the Series A Preferred Warrants, the exercise price of each Series A Preferred Warrant issued prior to the reverse stock split in 2019 (the “Reverse Stock Split”) was automatically adjusted to reflect the effect of the Reverse Stock Split and, in the discretion of our Board of Directors, the exercise price and the number of shares issuable upon exercise of each Series A Preferred Warrant issued prior to the special dividend in 2019 was adjusted to reflect the effect of the Special Dividend. As of December 31, 2023, there were 1,749,732 Series A Preferred Warrants to purchase 449,382 shares of Common Stock outstanding.
From February 2020 through June 2022, we conducted a continuous public offering of our Series A Preferred Stock and Series D Preferred Stock. In June 2022, we concluded the offering of our Series A Preferred Stock and Series D Preferred Stock and have since conducted a continuous public offering of our Series A1 Preferred Stock of up to approximately $692.3 million. We intend to use the net proceeds from the offerings for general corporate purposes, acquisitions of shares of our Common Stock and Preferred Stock, whether through one or more tender offers, share repurchases or otherwise, and acquisitions consistent with our acquisition and asset management strategies. As of December 31, 2023, we had issued 10,273,369 shares of Series A1 Preferred Stock, 8,251,657 shares of Series A Preferred Stock and 56,857 shares of Series D Preferred Stock and received aggregate net proceeds of $420.0 million after commissions, fees and allocated costs.
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
From the date of issuance until the fifth anniversary of the date of issuance, holders of Series A Preferred Stock and Series D Preferred Stock may require us to redeem such shares at a discount to the Series A1 Preferred Stock, Series A Preferred Stated Value and Series D Preferred Stated Value, respectively. From and after the fifth anniversary of the date of original issuance of any share of our Preferred Stock, we generally (subject to certain conditions) have the right (but not the obligation) to redeem, and the holder of such share may require us to redeem, such share at a redemption price equal to 100% of the stated value of such share, plus any accrued but unpaid dividends in respect of such share as of the effective date of the redemption. The redemption price in respect of any share of Preferred Stock, whether redeemed at our option or at the option of a holder, may be paid in cash or in shares of Common Stock in our sole discretion. As of December 31, 2023, we redeemed 1,388,499 shares of Series A Preferred Stock, 95,026 shares of Series A1 Preferred Stock, and 8,410 of Series D Preferred Stock.
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
In December 2022, we announced the redemption of all outstanding shares of our Series L Preferred Stock. In January 2023, we completed such previously-announced redemption of all outstanding shares of our Series L Preferred Stock in cash at its stated value of $28.37 per share (plus accrued and unpaid dividend of $1.56 per share, or $4.6 million in the aggregate) (the “Series L Redemption”). The total cost to complete the Series L Redemption, including transaction costs of $93,000, was $83.8 million.

Off Balance Sheet Arrangements
As of December 31, 2023, we did not have any off-balance sheet arrangements.
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
FINRA Estimated Per Share Value
We have prepared an estimate of the per share value of each of our Series A Preferred Stock, Series A1 Preferred Stock and Series D Preferred Stock as of December 31, 2023 in order to assist broker-dealers that are participating in our public offering of Series A1 Preferred Stock and broker-dealers that participated in our public offering of Series A Preferred Stock and Series D Preferred Stock in meeting their obligations under applicable FINRA rules. This estimate utilizes the fair values of our investments in real estate and certain lending assets as well as the carrying amounts of our other assets and liabilities, in each case as of December 31, 2023 (the “Calculated Assets and Liabilities”). Specifically, we divided (i) the fair values of our investments in real estate and certain lending assets and the carrying amounts of our other assets less the carrying amounts of our liabilities, in each case as of December 31, 2023, by (ii) the number of shares of Series A Preferred Stock, Series A1 Preferred Stock and Series D Preferred Stock outstanding as of that date. The fair values of our investments in real estate and certain lending assets were determined with material assistance from third-party appraisal firms engaged to value our investments in real estate and certain lending assets, in each case in accordance with standards set forth by the American Institute of Certified Public Accountants. We believe our methodology of determining the Calculated Assets and Liabilities conforms to standard industry practices and is reasonably designed to ensure it is reliable.
The terms of the Series A Preferred Stock, Series A1 Preferred Stock and Series D Preferred Stock expressly provide that the amount that a holder of Series A Preferred Stock, Series A1 Preferred Stock or Series D Preferred Stock, as the case may be, would be entitled to receive upon the redemption of the Series A Preferred Stock, Series A1 Preferred Stock or Series D Preferred Stock, as the case may be, or our liquidation would be equal to the Series A Preferred Stock Stated Value, Series A1 Preferred Stated Value or Series D Preferred Stock Stated Value, as the case may be, plus, in each case, all accumulated, accrued and unpaid dividends thereon (the “Maximum Value”), subject to any applicable redemption fee in the case of a redemption by such holder. As a result, in no event would a holder of Series A Preferred Stock, Series A1 Preferred Stock or Series D Preferred Stock, as the case may be, be entitled to receive an amount greater than the Maximum Value upon the redemption of such shares or our liquidation. Accordingly, although the estimated value of the Series A Preferred Stock, Series A1 Preferred Stock and Series D Preferred Stock, calculated based on the Calculated Assets and Liabilities as described above, exceeded the Maximum Value, we determined that the estimated value of each of the Series A Preferred Stock, the Series A1 Preferred Stock and Series D Preferred Stock, as of December 31, 2023, was equal to $25.00 per share, plus accrued and unpaid dividends.
Dividends
As of December 31, 2023, there were 10,473,369 and 10,378,343 shares of Series A1 Preferred Stock issued and outstanding, respectively, 8,820,338 and 7,431,839 shares of Series A Preferred Stock issued and outstanding, respectively, 56,857 and 48,447 shares of Series D Preferred Stock issued and outstanding, respectively, and 22,786,741 shares of Common Stock issued and outstanding. Additionally as of December 31, 2023, there were no shares of Series L Preferred Stock outstanding, all of which had been either repurchased during 2022 or reclassified to a liability on our consolidated balance sheet as of December 31, 2023 in connection with the Series L Redemption.
Holders of Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends as follows:

Annual Rate of Dividend (as a % of stated value)
Series A1 Preferred Stock (1)	6.00%
Series A Preferred Stock	5.50%
Series D Preferred Stock	5.65%
Series L Preferred Stock	5.50%

(1)The terms of the Series A1 Preferred Stock provide for cumulative cash dividends (if, as and when authorized by the Board of Directors) on each share of Series A1 Preferred Stock at a quarterly rate of the greater of (i) an annual rate of 6.00% of the Series A1 Stated Value, divided by four (4) and (ii) the Federal Funds (Effective) Rate on the dividend determination date, plus 2.50%, of the Series A1 Stated Value, divided by four (4), up to a maximum of 2.50% of the Series A1 Stated Value per quarter. The annual rate of dividend of the Series A1 Preferred Stock during the first quarter of 2024 is 7.83%.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. As of December 31, 2023 and 2022 (including our variable rate mortgage payable subject to an interest rate cap agreement and excluding premiums, discounts, and deferred loan costs), $250.7 million (or 52.7%) and $97.1 million (or 52.1%) of our debt, respectively, was fixed rate borrowings. As of December 31, 2023 and 2022 (excluding our variable rate mortgage payable subject to an interest rate cap agreement as well as premiums, discounts and deferred loan costs), $224.7 million (or 47.3%) and $89.3 million (or 47.9%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding as of December 31, 2023 and 2022, a 50 basis point change in SOFR would result in an annual impact to our earnings of approximately $1.1 million and $446,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate.
As of December 31, 2023, we had one interest rate cap agreement outstanding with an aggregate notional amount of $87.0 million and an aggregate fair value of the net derivative assets of $491,000. As of December 31, 2023, an increase or decrease of 50 basis points in interest rates would not result in a significant change to the fair value of the derivative asset.

Item 8. Financial Statements and Supplementary Data
The information required by this Item is incorporated herein by reference to the Financial Statements and Auditors’ Report beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by us in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on their assessment, management determined that as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Creative Media & Community Trust Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Creative Media & Community Trust Corporation (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 28, 2024, expressed an unqualified opinion on those financial statements.

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
March 28, 2024

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended December 31, 2023.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
Our Board of Directors (the “Board of Directors” or the “Board”) consists of seven directors. Each was appointed or elected to serve for a one-year term and until his or her successor is elected and qualifies, or until his or her earlier death, resignation or removal from office.

Set forth below are the names of the persons nominated as directors, their ages, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors of the Company and the names of other public companies in which such persons hold or have held directorships during the past five years.

Name	Age	Position
Douglas Bech	78	Director (independent)
John Hope Bryant	58	Director (independent)
Marcie Edwards	67	Director (independent)
Shaul Kuba	61	Director
Richard Ressler	65	Director and Chairman of the Board
Avraham Shemesh	62	Director
Elaine Wong	44	Director (independent)

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

Shaul Kuba has served as a director of the Company since March 2014 and Chief Investment Officer of the Company since March 2023. Mr. Kuba is a Co-Founder, Principal and President of CIM’s Real Asset Services division with more than 30 years of active real estate, infrastructure and lending experience. Since co-founding CIM Group, L.P. in 1994, Mr. Kuba has been an integral part of building CIM Group, L.P.’s platforms. As a Principal and Head of CIM Group, L.P.’s Development Group, he is actively involved in the development, redevelopment and repositioning of CIM Group, L.P.’s real estate assets. Additionally, Mr. Kuba is instrumental in sourcing new opportunities and establishing and maintaining relationships with national and regional retailers, hospitality brands and restaurateurs. He serves on CIM Group, L.P.’s Investment, Allocation and Real Asset Management Committees and provides guidance on the diverse opportunities across CIM’s platforms. He also serves as an officer of various affiliates of CIM. Prior to CIM Group, L.P., Mr. Kuba was involved in a number of successful entrepreneurial real estate activities including co-founding Dekel Development, a developer of commercial and multifamily properties in Los Angeles. Mr. Kuba was selected to serve as a director because of his significant experience with the real estate development and sourcing new transactions as a result of his experience with CIM Group, including as Co-Founder thereof, as well as his leadership roles at CIM Group, all of which are expected to bring valuable insight to the Board of Directors.

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

Mr. Ressler co-founded CIM Group, L.P. in 1994 and serves as the Executive Chairman of CIM and as an officer of various affiliates of CIM, including our manager. He chairs CIM's Executive, Investment, Allocation and Real Asset Management Committees. Mr. Ressler co-founded the predecessor of OFSAM in 2001 and chairs its executive committee. Mr. Ressler co-founded OCV in 2016 and chairs its executive committee. Prior to founding Orchard Capital, from 1988 until 1994, Mr. Ressler served as Vice Chairman of Brooke Group Limited, the predecessor of Vector Group, Ltd. (NYSE: VGR) and served in various executive capacities at VGR and its subsidiaries. Prior to VGR, Mr. Ressler was with Drexel Burnham Lambert, Inc., where he focused on merger and acquisition transactions and the financing needs of middle-market companies. Mr. Ressler began his career in 1983 with Cravath, Swaine and Moore LLP, working on public offerings, private placements, and merger and acquisition transactions. Mr. Ressler holds a B.A. from Brown University, and J.D. and M.B.A. degrees from Columbia University. Mr. Ressler was selected to serve as a director because of his extensive real estate, business management and finance experience and expertise, in addition to his leadership roles at several public companies, all of which are expected to bring valuable insight to the Board of Directors.

Avraham Shemesh has served as a director of the Company since March 2014. Mr. Shemesh is a Co-Founder, Principal and President of CIM’s Real Asset Management division with more than 30 years of active real estate, infrastructure and lending experience. Since co-founding CIM Group, L.P. in 1994, Mr. Shemesh has been instrumental in building CIM Group, L.P.’s real estate, infrastructure and debt platforms. He serves on CIM Group, L.P.’s Investment, Allocation, Real Assets Management and Valuation Committees as well as the ICCS, providing guidance on the diverse opportunities available across CIM’s various platforms. Mr. Shemesh is responsible for CIM’s long-time relationships with strategic institutions and oversees teams essential to acquisitions, portfolio management and internal and external communication. He serves as an officer of various affiliates of CIM. In addition, Mr. Shemesh served as a director of CMFT from March 2019 until February 2024. He served as a director of CIM Income NAV from January 2019 to December 2021 when CIM Income NAV merged with CMFT. He also served as the Chief Executive Officer and President and as a director of CCIT II from February 2018, and as Chairman of the board of directors of CCIT II from August 2018 until CCIT II’s merger with GRT in March 2021. Until the mergers of such entities with and into CMFT in December 2020, he served as the Chief Executive Officer and as a director of CCPT V beginning in March 2018, as Chairman of the board of directors of CCPT V beginning in August 2018, and as a director of CCIT III beginning in January 2019. Prior to CIM Group, L.P., Mr. Shemesh was involved in a number of successful entrepreneurial real estate activities, including co-founding Dekel Development, a developer of a wide variety of commercial and multifamily properties in Los Angeles. Mr. Shemesh was selected to serve as a director because of his significant experience with the real estate acquisition process and strategic planning as a result of his experience with CIM Group, including as Co-Founder thereof, as well as his leadership roles at CIM and CMFT, all of which are expected to bring valuable insight to the Board of Directors.

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

Contacting the Board. The Board welcomes your questions and comments. If you would like to communicate directly with the Board, or if you have a concern related to the Company’s business ethics or conduct, financial statements, accounting practices or internal controls, then you may submit your correspondence to the Secretary of the Company, at 5956 Sherry Lane, Suite 700, Dallas, Texas 75225, or you may call the Ethics Hotline at 1-800-292-4496. All communications will be forwarded to the Audit Committee, which in turn may forward certain communications to the entire Board in its discretion.

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

Meetings of the Board

The Board held a total of six meetings during the year ended December 31, 2023. Each director attended at least 75 percent of the aggregate number of Board meetings and the meetings of committees on which he or she served during 2023. Directors are encouraged to attend the annual meeting of stockholders of the Company. All members of our Board virtually attended our 2023 annual meeting of stockholders.

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

The Audit Committee’s responsibilities include providing assistance to the Board in fulfilling its responsibilities with respect to oversight of the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent registered public accounting firm’s qualifications, performance and independence, and the performance of the Company’s internal audit function, if any. In accordance with its Audit Committee Charter, the Audit Committee is directly responsible for the appointment and oversight of the independent registered public accounting firm, who reports directly to the Committee, approval of the engagement fee of the independent registered public accounting firm and pre approval of the audit services and any permitted non audit services they may provide to the Company. In addition, the Audit Committee reviews the scope of audits as well as the annual audit plan and evaluates matters relating to the audit and internal controls of the Company. Further, the Audit Committee supervises the Company’s compliance with the cybersecurity rule promulgated by the SEC. The Audit Committee holds separate executive sessions, outside the presence of executive management, with the Company’s independent registered public accounting firm.

During 2023, the Audit Committee held five meetings.

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
During 2023, the Compensation Committee held two meetings.

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

During 2023, the Nominating and Corporate Governance Committee held two meetings.

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

Identifying and Evaluating Nominees. The Nominating and Corporate Governance Committee may consider those factors it deems appropriate in evaluating director candidates as outlined above. The skills and personality of each director should fit with those of the other directors in building a Board that is effective, collegial and responsive to the needs of the Company. The Nominating and Corporate Governance Committee may consider candidates for the Board from any reasonable source, including current board members, stockholders, professional search firms or other persons. The Nominating and Corporate Governance Committee does not evaluate candidates differently based on who has made the recommendation. The Nominating and Corporate Governance Committee may hire and pay a fee to consultants or search firms to assist in the process of identifying and evaluating candidates; however, no such consultant or search firm was engaged in the year ended December 31, 2023.

Stockholder Nominees. The Nominating and Corporate Governance Committee will consider properly submitted stockholder nominees for election to the Board and will apply the same evaluation criteria in considering such nominees as it would to persons nominated under any other circumstances. Any stockholder nominations proposed for consideration by the Nominating and Corporate Governance Committee should include the nominee’s name and sufficient biographical information to demonstrate that the nominee meets the qualification requirements for board service as set forth under “—Director Qualifications.” The nominee’s written consent to the nomination should also be included with the nomination submission, which should be sent in accordance with the provisions of our bylaws and addressed to: Mr. Barry Berlin, Secretary of the Company, 5956 Sherry Lane, Suite 700, Dallas, Texas 75225.

Additional information regarding submitting stockholder proposals is set forth in our bylaws. Stockholders may request a copy of our bylaws from the Company’s Secretary, Mr. Barry Berlin, Secretary of the Company, Creative Media & Community Trust Corporation, 5956 Sherry Lane, Suite 700, Dallas, Texas 75225.

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

Based solely upon a review of these reports, and upon representations from certain of such persons, we believe that all SEC ownership reporting requirements applicable to our directors, executive officers and beneficial owners of more than 10% of our Common Stock were satisfied on a timely basis during and with respect to the fiscal year ended December 31, 2023.

Item 11. Executive Compensation
Executive Compensation Discussion and Analysis
Compensation Discussion and Analysis

Background

This Compensation Discussion and Analysis relates to compensation paid to the Company’s named executive officers during fiscal year 2023.

2023 Named Executive Officers

The following individuals were our named executive officers during 2023:

Name	Title
David Thompson	Chief Executive Officer
Barry N. Berlin	Chief Financial Officer and Secretary; Executive Vice President and Treasurer

The Company is externally operated by the Operator, an affiliate of CIM Group, L.P. In addition, CIM Service Provider, LLC (the “Administrator”), a subsidiary of CIM Group, provides certain administrative services to the Company and its subsidiaries. Mr. Berlin was appointed Chief Financial Officer and Secretary of the Company on August 10, 2022. Mr. Thompson, Chief Executive Officer is employed by an affiliate of the Operator and the Administrator and his compensation is determined by, and paid to them directly by, such affiliate. The Company did not pay Mr. Thompson any compensation in 2023 and 2022. Therefore, the compensation of Mr. Thompson is not discussed in this Compensation Discussion and Analysis.

While Mr. Berlin has an employment agreement with the Company as described below under “—Potential Payments Upon Termination or Change in Control,” Mr. Berlin has been jointly employed by the Company and an affiliate of the Operator and the Administrator. Mr. Berlin became the Chief Financial Officer and Secretary of the Company in August 2022. In addition, during 2022, Mr. Berlin was the Executive Vice President and Treasurer of the Company, Chief Financial Officer of the Company’s wholly-owned subsidiary lending business and Chief Executive Officer and Chairman of the Board of Directors of that business. In each of 2023 and 2022, Mr. Berlin’s compensation was paid by an affiliate of the Operator and the Administrator. Such affiliate was then reimbursed by the Company. In each of 2023 and 2022, the amount of the reimbursement was based on Mr. Berlin’s time spent working on matters pertaining to the lending business of the Company; in 2022, the amount of the reimbursement was also based on Mr. Berlin’s role as Executive Vice President and Treasurer of the Company from January 1, 2022 to August 10, 2022 (when Mr. Berlin assumed the additional role of Chief Financial Officer and Secretary). In each of 2023 and 2022, such affiliate did not seek reimbursement from the Company for the time that Mr. Berlin spent in his role as Chief Financial Officer of the Company.

Role of Management and the Board in the Compensation Setting Process

Management of the Company and the Board had no role in setting the compensation of Mr. Berlin.

Stockholder Advisory Vote

Because stockholders expressed support for the Company’s executive compensation programs in 2023 by approving such programs, on an advisory basis, and because Mr. Berlin’s terms of employment are governed by the terms of his existing employment agreement, the Compensation Committee did not make any changes to the Company’s executive compensation programs in 2023.

Compensation Policies and Practices in Relation to Risk Management

As of December 31, 2023, the Company had five employees. Accordingly, the Compensation Committee does not believe that the Company’s compensation policies and practices are reasonably likely to have a material adverse effect on the Company.

Use of Independent Compensation Consultant

The Compensation Committee did not engage the services of an independent compensation consultant in 2023.

Determining 2023 Executive Compensation

As described above, Mr. Thompson is employed and paid by an affiliate of the Operator and the Administrator and did not receive any compensation from the Company. Therefore, his 2023 and 2022 compensation is not discussed herein. In each of 2023 and 2022, as described above under “—2023 Name Executive Officers,” Mr. Berlin’s compensation that was attributable to the time that he spent in his role as Chief Financial Officer of the Company was not borne by the Company but by an affiliate of the Operator and the Administrator. Accordingly, the Board did not play a role in determining Mr. Berlin’s compensation.

2023 Base Salary and Annual Cash Incentive

Mr. Berlin’s compensation that was attributable to the time that he spent in his role as Chief Financial Officer of the Company was not borne by the Company but by an affiliate of the Operator and the Administrator as described above under “—2023 Name Executive Officers.” Accordingly, the Board did not play a role in determining Mr. Berlin’s compensation.

Severance and Change in Control Agreements

Mr. Berlin’s employment agreement with the Company provides for a severance payment as specified therein and as described below.

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

COMPENSATION COMMITTEE
Douglas Bech, Chairman
Elaine Wong

Summary Compensation Table

The table below sets forth information concerning compensation of each of our named executive officers for the years ended December 31, 2023 and, 2022, respectively. As described in the Compensation Discussion and Analysis, Mr. Thompson is employed by an affiliate of the Operator and the Administrator and his compensation is determined by, and paid to them directly by, such affiliate. The Company did not pay Mr. Thompson any compensation in 2023 or 2022.

Mr. Berlin has been jointly employed by the Company and an affiliate of the Operator and the Administrator. Mr. Berlin has an employment agreement with the Company, which agreement is described below under “—Potential Payments Upon Termination or Change in Control.” Mr. Berlin became the Chief Financial Officer and Secretary of the Company in August 2022. Prior to that, Mr. Berlin has been the Executive Vice President and Treasurer of the Company since October 2008, Chief Financial Officer of the Company’s wholly-owned subsidiary lending business since 1992 and Chief Executive Officer and Chairman of the Board of Directors of that business since 2020. In each of 2023 and 2022, Mr. Berlin’s compensation was paid by an affiliate of the Operator and the Administrator. Such affiliate was then reimbursed by the Company based on Mr. Berlin’s time spent working on matters pertaining to the lending business of the Company; during 2022, such reimbursement also included Mr. Berlin’s role as Executive Vice President and Treasurer of the Company from January 1, 2022 to August 10, 2022 (when Mr. Berlin assumed the additional role of Chief Financial Officer and Secretary). The amount of such reimbursement is provided in the table below. In each of 2023 and 2022, such affiliate did not seek reimbursement from the Company for the time that Mr. Berlin spent in his role as Chief Financial Officer of the Company.

Name and Principal Position	Year	Salary	Bonus (2)	Stock Awards	All Other Compensation(3)	Total
David Thompson	2023	$—	$—	$—	$—	$—
Chief Executive Officer	2022	$—	$—	$—	$—	$—
Barry N. Berlin	2023	$87,500	$50,000	$—	$3,833	$141,333
Chief Financial Officer and Secretary; Executive Vice President and Treasurer(1), (3)	2022	$91,876	$58,770	$—	$3,507	$154,153
___________________
(1) Mr. Berlin was appointed Chief Financial Officer and Secretary of the Company on August 10, 2022. Please see the disclosure under the first paragraph of “—Summary Compensation Table” regarding the information provided with respect to Mr. Berlin’s position.
(2) The bonus disclosure for 2022 has been updated to reflect $2,989 of reimbursement to CMCT relating to an amount paid to Mr. Berlin in 2023 as a discretionary allocation of incentive consideration relating to 2022, which was inadvertently omitted.
(3) See table below for a breakdown of all other compensation.

All other compensation paid to the Company’s named executive officers in the table above consisted of the following:

Name	Year	Unused Vacation Pay	Tax Qualified 401(k) Plan	Automobile Allowance	Other	Total
Barry N. Berlin	2023	$—	$1,688	$1,650	$495	$3,833
Grants of Plan Based Awards

There were no grants of equity or other plan based awards to our named executive officers during 2023.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards held by our named executive officers as of December 31, 2023.

Option Exercises and Stock Vested in 2023

There were no equity awards that were exercised or vested with respect to our named executive officers during the fiscal year ended December 31, 2023.

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

If Mr. Berlin dies during his employment with the Company before reaching the age of seventy, his estate will be entitled to a payment of two times his annual salary plus unused vacation pay. The Company-paid amount of such death benefits will be made over the course of twelve months, and will be offset by any amounts paid under any group life insurance issued by the Company.

In the event that Mr. Berlin’s employment is terminated by the Company for Cause (as defined below), or if Mr. Berlin resigns his employment with the Company, he will be entitled to receive only his base salary then in effect through the date of termination, and all benefits accrued through the date of termination. If the Company terminates Mr. Berlin’s employment without Cause, Mr. Berlin will be entitled to receive a severance payment in an amount equal to his annual base salary then in effect, to be paid out in a lump sum on the 60th day following his termination date, conditioned upon the execution of a general release of claims.

For purposes of the Executive Employment Agreement, “Cause” means (1) the intentional, unapproved material misuse of corporate funds, (2) professional incompetence or (3) acts or omissions constituting gross negligence or willful misconduct of executive’s obligations or otherwise relating to the business of the Company.

Assuming all vacation days are taken and all reasonable business expenses have been reimbursed, based on the Company’s best estimate, assuming the applicable scenario occurred on December 31, 2023, the Company would have owed Mr. Berlin $700,000 (representing two times his annual base salary) if he died or $350,000 (representing his annual base salary) if he became disabled or if the Company terminated his employment without Cause.

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

Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO (1)	Summary Compensation Table Total for Other NEOs (2)	Average Compensation Actually Paid to Other NEOs (3)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return (4)	Net (Loss) Income (in thousands)
2023	$—	$—	$141,333	$141,333	$30.33	$(51,456)
2022	$—	$—	$154,153	$154,153	$37.09	$5,945
2021	$—	$—	$—	$—	$53.48	$(851)
___________________
(1) Our PEO for each of 2023, 2022 and 2021 was Mr. Thompson, our current Chief Executive Office. As discussed under “—Summary Compensation Table” above, Mr. Thompson is employed by an affiliate of the Operator and the Administrator and his compensation is determined by, and paid to them directly by, such affiliate. The Company did not pay Mr. Thompson any compensation in any of the foregoing years.
(2) Our other NEO for 2023 is Mr. Berlin and our other NEO for 2022 are Mr. Berlin, our current Chief Financial Officer and Secretary, and Mr. Nathan DeBacker, our prior Chief Financial Officer and Secretary. Our other NEO for 2021 was Mr. Nathan DeBacker. Mr. DeBacker was employed by an affiliate of the Operator through August 10, 2022 and the Administrator and his compensation was determined by, and paid to them directly by, such affiliate. The Company did not pay Mr. DeBacker any compensation in 2022 and 2021. In each of 2023 and 2022, Mr. Berlin’s compensation was paid by an affiliate of the Operator and the Administrator. Such affiliate was then reimbursed by the Company based on Mr. Berlin’s time spent working on matters pertaining to the lending business of the Company; during 2022, such reimbursement also included Mr. Berlin’s role as Executive Vice President and Treasurer of the Company from January

1, 2022 to August 10, 2022 (when Mr. Berlin assumed the additional role of Chief Financial Officer and Secretary). The amount of such reimbursement is provided in the table above, consistent with the amount reported in the Summary Compensation Table for the applicable year.
(3) The SCT Amount and the CAP Amounts are the same because Mr. Berlin did not receive any equity awards or pension benefits as part of his compensation and therefore the adjustments provided by the applicable rules adopted by the SEC do not apply to Mr. Berlin’s compensation.
(4) Pursuant to applicable SEC disclosure rules, assumes $100 was invested on December 31, 2020.

Description of Relationship Between CAP Amounts and cumulative Total Shareholder Return and Net Income

Mr. Berlin became Chief Financial Officer and Secretary of the Company in August 2022. Prior to that Mr. Berlin was not a “named executive officer” of the Company. Upon Mr. Berlin becoming Chief Financial Officer and Secretary of the Company, his compensation was no longer charged to the Company for any services that he performed as Chief Financial Officer and Secretary of the Company. Further, the Company relies on CIM Group for its accounting and finance functions. As a result, the Company believes that any comparison between CAP Amounts and total shareholder returns or net income is not meaningful.

Director Compensation

The Company uses a combination of cash and share based compensation to attract and retain qualified candidates to serve on the Board. In setting compensation for the independent directors of the Board, the Compensation Committee considers, among other things, the substantial time commitment on the part of the directors in fulfilling their duties as well as the skill level it requires of directors. In addition, all members of the Board are reimbursed by the Company for their expenses related to attending meetings of the Board and its committees.

The cash component of each independent director’s compensation is set forth according to the following schedule:

Annual board retainer	$55,000
Annual audit committee chairman retainer	$20,000
The annual Board retainer and the annual Audit Committee chairman retainer are payable quarterly in advance. No separate retainer is paid for an independent director’s serving as chair of the Compensation Committee or the Nominating and Corporate Governance Committee.

On an annual basis, each director is expected to receive restricted shares of Common Stock valued at $55,000 on the date of grant (based on the closing price of our Common Stock on the date of the grant). These shares vest on the anniversary of the grant if the grantee continues to serve as a director of the Company at such time.

The compensation arrangement for each independent director in 2024 is expected to be substantially the same as the annualized compensation arrangement for the independent directors in 2023, which is set forth in the table below:

Director Compensation in 2023
The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2023:

Name	Fees Earned or Paid in Cash	Share Awards (1)	Total
Douglas Bech	$55,000	$54,999	$109,999
John Hope Bryant	$55,000	$54,999	$109,999
Marcie Edwards	$55,000	$54,999	$109,999
Elaine Wong	$75,000	$54,999	$129,999
___________________
(1) Represents the grant date fair value of the restricted shares or share options, as the case may be, for purposes of ASC Topic 718, Compensation—Stock Compensation. Each of Mr. Bech, Mr. Bryant, Ms. Edwards and Ms. Wong received a grant of 12,222 restricted shares of Common Stock on August 2, 2023. The grant date fair value of the restricted shares is based on the per share closing price of our Common Stock on August 2, 2023, which was $4.50. As of December 31, 2023, each of Mr. Bech, Mr. Bryant, Ms. Edwards and Ms. Wong held 12,222 unvested restricted shares of Common Stock.
Messrs. Kuba, Ressler and Shemesh did not receive any compensation (other than the reimbursement of expenses related to attending meetings of the Board and its committees) for their service as directors in the year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Directors and Executive Officers

The following table sets forth information regarding the beneficial ownership of our Common Stock, Series A Preferred Stock, $0.001 par value per share (“Series A Preferred Stock”) and Series A1 Preferred Stock, $0.001 par value per share (“Series A1 Preferred Stock”) as of March 22, 2024 by (1) each named executive officer, (2) each current director and (3) all executive officers and directors as a group. In each case, the percent of class owned reflects the number of shares of Common Stock outstanding as of March 22, 2024. As of March 22, 2024, no named executive officer or director of the Company owned any Series D Preferred Stock, $0.001 per value per share (“Series D Preferred Stock”).

	Common Stock			Series A Preferred Stock		Series A1 Preferred Stock
Name of Beneficial Owner	No. of Shares		Percent of Class	No. of Shares	Percent of Class	No. of Shares	Percent of Class
David Thompson	25,000		*	—	—	—	—
Barry N. Berlin	27,901		*	—	—	—	—
Richard Ressler	10,152,921	(1)(2)	44.56%	568,681	8.22%	200,000	1.81%
Avraham Shemesh	10,075,713	(1)(3)	44.22%	568,681	8.22%	200,000	1.81%
Shaul Kuba	10,075,713	(1)(3)	44.22%	568,681	8.22%	200,000	1.81%
Douglas Bech	55,672		*	—	—	—	—
Marcie Edwards	26,051		*	—	—	—	—
John Hope Bryant	12,222		*	—	—	—	—
Elaine Wong	19,968		*	—	—	—	—
Directors and Executive Officers as a group (9 persons)	10,410,575		45.69%	568,681	8.22%	200,000	1.81%
___________________
* Less than 1%.
(1) CIM Group, LLC is the indirect sole equity member of each of CIM Urban Sponsor, LLC, CIM CMCT MLP, LLC, CIM Capital Real Property Management, LLC. and CIM Capital IC Management, LLC. CIM Capital IC Management, LLC is the investment adviser of CIM Real Assets & Credit Fund. Because of their positions with CIM Group, LLC, Shaul Kuba, Richard Ressler and Avraham Shemesh, the founders of CIM Group, may be deemed to beneficially own the 9,168,916 shares of Common Stock and 568,681 shares of Series A Preferred Stock owned directly by CIM CMCT MLP, LLC, the 473,033 shares of Common Stock owned directly by CIM Urban Sponsor, LLC, the 388,344 shares of common stock directly owned by CIM Real Assets & Credit Fund and the 200,000 shares of Series A1 Preferred Stock owned directly by CIM Capital Real Property Management, LLC. Messrs. Ressler, Shemesh and Kuba have shared voting and investment power over all of these shares. Each of Messrs. Ressler, Shemesh and Kuba disclaims beneficial ownership of all of these shares except to the extent of his pecuniary interest therein.

(2) Mr. Ressler has sole voting and investment power over 122,628 shares of Common Stock held by a subsidiary of a trust formed by Mr. Ressler for the benefit of his family members.

(3) Each of Messrs. Shemesh and Kuba have shared voting and investment power over 45,420 shares of Common Stock held by each of their respective family trusts, with respect to which they were grantors.

Beneficial Owners of More than 5% of our Common Stock
The following table sets forth certain information regarding the beneficial ownership of our Common Stock, Series A Preferred Stock and Series A1 Preferred Stock based on filings with the SEC as of March 22, 2024 by each person known by us to beneficially own more than 5% of our Common Stock. In each case, the percent of class owned reflects the number of shares of Common Stock outstanding as of March 22, 2024.

	Common Stock			Series A Preferred Stock		Series A1 Preferred Stock
Name and Address of Beneficial Owner	No. of Shares		Percent of Class	No. of Shares	Percent of Class	No. of Shares	Percent of Class
Richard Ressler(1)	10,152,921	(2)	44.56%	568,681	8.22%	200,000	1.81%
Avraham Shemesh(1)	10,075,713	(3)	44.22%	568,681	8.22%	200,000	1.81%
Shaul Kuba(1)	10,075,713	(3)	44.22%	568,681	8.22%	200,000	1.81%
CIM CMCT MLP, LLC (1)	9,168,916		40.24%	—	—	—	—
The 1 8 999 Trust, XYZ LLC, Daniel M. Negari, The Insight Trust and Michael R. Ambrose 13D Group 2121 E. Tropicana Avenue, Suite 2, Las Vegas, Nevada 89119(4)	1,381,045		6.06%	—	—	—	—
___________________
(1) The business address of Messrs. Ressler, Shemesh and Kuba, for the purposes hereof, and the address of CIM CMCT MLP, LLC, is c/o CIM Group, LLC, 4700 Wilshire Boulevard, Los Angeles, California 90010. CIM Group , LLC is the indirect sole equity member of each of CIM Urban Sponsor, LLC, CIM CMCT MLP, LLC, CIM Capital Real Property Management, LLC and CIM Capital IC Management, LLC. CIM Capital IC Management, LLC is the investment adviser of CIM Real Assets & Credit Fund. Because of their positions with CIM Group, LLC, Shaul Kuba, Richard Ressler and Avraham Shemesh, the founders of CIM Group, may be deemed to beneficially own the 9,168,916 shares of Common Stock and 568,681 shares of Series A Preferred Stock owned directly by CIM CMCT MLP, LLC, the 473,033 shares of Common Stock owned directly by CIM Urban Sponsor, LLC, the 388,344 shares of common stock directly owned by CIM Real Assets & Credit Fund and the 200,000 shares of Series A1 Preferred Stock owned directly by CIM Capital Real Property Management, LLC. Messrs. Ressler, Shemesh and Kuba have shared voting and investment power over all of these shares. Each of Messrs. Ressler, Shemesh and Kuba disclaims beneficial ownership of all of these shares except to the extent of his pecuniary interest therein.
(2) Mr. Ressler has sole voting and investment power over 122,628 shares of Common Stock held by a subsidiary of a trust formed by Mr. Ressler for the benefit of his family members.
(3) Each of Messrs. Shemesh and Kuba have shared voting and investment power over 45,420 shares of Common Stock held by each of their respective family trusts, with respect to which they were grantors.
(4) This information is based solely upon information contained in a Schedule 13D filed with the SEC on September 27, 2023. The 1 8 999 Trust directly beneficially owned 624,045 shares of Common Stock. XYZ, LLC directly beneficially owned 750,000 Shares. Mr. Negari, as trustee of the 1 8 999 Trust and a manager and an owner of XYZ LLC, may be deemed to beneficially own the 624,045 shares of Common Stock beneficially owned by the 1 8 999 Trust and the 750,000 shares of Common Stock beneficially owned by XYZ, LLC. The Insight Trust directly beneficially owned 7,000 shares of Common Stock. Mr. Ambrose, as trustee of The Insight Trust and an owner of XYZ, LLC, may be deemed to beneficially own the 7,000 shares of Common Stock beneficially owned by The Insight Trust and the 757,000 shares of Common Stock beneficially owned by XYZ, LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Asset Management and Other Fees to Related Parties

CIM Urban and CIM Capital, LLC, an affiliate of CIM Group (“CIM Capital”) are parties to an Investment Management Agreement pursuant to which CIM Urban engaged CIM Capital to provide certain services to CIM Urban. CIM Capital has assigned its duties under the Investment Management Agreement to its four wholly owned subsidiaries: CIM Capital Securities Management, LLC, a securities manager, CIM Capital RE Debt Management, LLC, a debt manager, CIM Capital Controlled Company Management, LLC, a controlled company manager, and CIM Capital Real Property Management,

LLC, a real property manager. The “Operator” refers to CIM Capital and its four wholly owned subsidiaries. The Company and its subsidiaries are parties to a Master Services Agreement with the Administrator pursuant to which the Administrator provides or arranges for other service providers to provide management and administration services to the Company and its subsidiaries.

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

For the years ended December 31, 2023 and 2022, the Operator earned asset management fees of $2.6 million and $3.6 million, respectively. The Company issued to the Operator 110,285 shares of Series A1 Preferred Stock in lieu of cash payment for the asset management fees incurred during the nine months ended September 30, 2022.

Affiliates of CIM Group (collectively, the “CIM Management Entities”) provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $2.1 million and $1.7 million for the year ended December 31, 2023 and 2022, respectively. The Company also reimbursed the CIM Management Entities $5.8 million and $2.8 million during the year ended December 31, 2023 and 2022, respectively, for onsite management costs incurred on behalf of the Company, which are included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $101,000 and $794,000 for the year ended December 31, 2023 and 2022, respectively, which were capitalized to deferred charges. For the year ended December 31, 2023 and 2022, the CIM Management Entities earned construction management fees of $308,000 and $398,000, respectively, and were reimbursed $1.3 million and $0 million, respectively, for development management reimbursements. The construction management fees and development management reimbursements were capitalized to investments in real estate.

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

In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and/or reimbursement for performing certain services for the Company and its subsidiaries that are not covered by the Base Service Fee or the incentive fee arrangement in place between May 11, 2020 and January 5, 2022, as the case may be. During the year ended December 31, 2023 and 2022, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, operational and on-going support in connection with the Company’s offering of Preferred Stock. The Company will also reimburse the

Administrator for the Company’s share of broken deal expenses that are incurred by the Administrator and its affiliates (i.e., fees and expenses relating to investments that could have been made by the Company but that the Company did not make and/or transactions that could have been executed by the Company but the Company did not consummate, including fees and expenses associated with performing due diligence review and negotiating the terms of such investments or transactions). The Administrator’s compensation is based on the salaries and benefits of the employees of the Administrator and/or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of the Company and its subsidiaries). For the year ended December 31, 2023 and 2022, we expensed $2.3 million and $1.9 million, respectively, for such services, which are included in expense reimbursements to related parties—corporate.

The Company is a party to a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC, an affiliate of CIM Group, and our subsidiary, PMC Commercial Lending, LLC. The agreement provides that CIM SBA will provide personnel and resources to the Company and the Company will reimburse CIM SBA Staffing, LLC for the costs and expenses of providing such personnel and resources. For the year ended December 31, 2023 and 2022, the Company incurred expenses related to services subject to reimbursement by the Company under the agreement of $2.6 million and $1.9 million, respectively, for each such year, in each case included as expense reimbursements to related parties – lending segment.

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

In connection with the offering of the Series A Units, Series A Preferred Stock and Series D Preferred Stock, at December 31, 2023 and 2022, $2.5 million and $2.3 million, respectively, was included in deferred costs as reimbursable expenses incurred pursuant to the Master Services Agreement and the then applicable dealer manager agreement with CCO Capital, of which $61,000 and $17,000, respectively, was included in due to related parties. CCO Capital incurred non-issuance specific costs of $623,000 and $689,000 for the year ended December 31, 2023 and 2023, respectively.

At December 31, 2023 and 2022, upfront dealer manager and trailing dealer manager fees of $283,000 and $454,000, respectively, were included in due to related parties. CCO Capital earned upfront dealer manager and trailing dealer manager fees of $1.4 million and $2.0 million for the year ended December 31, 2023 and 2022, respectively.

Investments with Affiliates of CIM Group

In February 2022, the Company invested with a CIM-managed separate account (the “1910 Sunset JV Partner”) in a joint venture (the “1910 Sunset JV”) which purchased an office property in Los Angeles, California for a gross purchase price of approximately $51.0 million, of which the Company initially contributed approximately $22.4 million and the 1910 Sunset JV Partner initially contributed the remaining balance.

In February 2023, the Company a CIM-managed interval fund (the “1902 Park JV Partner”) invested in a joint venture (the “1902 Park JV”) which purchased a multifamily property in the Echo Park neighborhood of Los Angeles, California for a gross purchase price of $19.1 million. The Company owns 50% of the 1902 Park JV. In connection with the closing in February 2023, the 1902 Park JV obtained financing of $9.6 million through the 1902 Park Mortgage Loan. The Company and the 1902 Park JV Partner both initially contributed $6.6 million to the 1902 Park JV.

In October 2023, the Company and a co-investor affiliate of CIM Group (the “1015 N Mansfield JV Partner”) acquired from an unrelated third party a 100% fee-simple interest in a plot of land located in the Sycamore media district of Los Angeles, California for a gross purchase price of $18.0 million (excluding transaction costs (the “1015 N Mansfield JV”)). The property has a site area of approximately 44,141 square feet and contains a parking garage that has been leased to a third-party tenant. The site is being evaluated for different creative office development options. The Company owns 28.8% of the 1015 N Mansfield JV.

During the year ended December 31, 2023, the Company acquired an interest in four assets from entities indirectly wholly owned by a fund that is managed by affiliates of CIM Group for $282.9 million, excluding transactions costs.

Other

On May 15, 2019, an affiliate of CIM Group entered into an approximately 11-year lease for approximately 32,000 rentable square feet with respect to a property owned by the Company (“4750 Wilshire”). The lease was amended on August 7, 2019 to reduce the rentable square feet to approximately 30,000 rentable square feet. In February 2023, the Company sold an 80% interest in 4750 Wilshire and now holds its retained 20% interest in the property through an Unconsolidated Joint Venture (the “4750 Wilshire JV”). Prior to the sale, for the three months ended March 31, 2023, the Company recorded rental and other property income related to this tenant of $194,000, and for the year ended December 31, 2022, recorded rental and other property income from the tenant of $1.5 million. For the year ended December 31, 2023, the Company’s share of the income from the tenant earned by the 4750 Wilshire JV was $170,000.

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

Independence of Directors

Under the corporate governance standards of Nasdaq, a majority of the members of the Board must be independent. In making independence determinations, the Board observes all criteria for independence established by the SEC and Nasdaq. As part of such review, the Board considers transactions and relationships between each director or any member of his or her immediate family and the Company, including (if applicable) those reported under “Related Person Transactions.” The purpose of such review is to determine whether any such relationships or transactions are inconsistent with a determination that a director is independent. Based on the foregoing, the Board has determined that each of Messrs. Bech and Bryant and Ms. Edwards and Ms. Wong are independent directors.

Item 14. Principal Accountant Fees and Services
Principal Accounting Firm Fees
Aggregate fees for services rendered to the Company for the years ended December 31, 2023 and 2022 by the Company’s principal accounting firm for such years, Deloitte & Touche, LLP (“Deloitte”), were as follows:

	Year Ended December 31,
Type of Service	2023	2022
Audit fees (1)	$749,625	$751,625
Audit-related fees	—	—
Tax fees	92,964	179,941
All other fees	—	—
Total	$842,589	$931,566
___________________

(1) Audit fees consisted of professional services performed in connection with (i) the audit of the Company’s annual financial statements and internal control over financial reporting, (ii) the statutory audits of the financial statements of two subsidiaries of the Company in 2023 and 2022, (iii) the review of financial statements included in its Quarterly Reports on Form 10-Q, (iv) procedures related to consents and assistance with and review of documents filed with the SEC, (v) other services related to (and necessary for) the audit of the Company’s financial statements and (vi) agreed-upon-procedures in 2023 in connection with a securitization completed by the lending division of the Company in 2023.

Pre‑Approval Policies
The Audit Committee’s charter requires review and pre-approval by the Audit Committee of all audit and permissible non-audit services provided by our outside auditors. The Audit Committee pre-approved all audit services provided by our outside auditors during fiscal years 2023 and 2022 and the fees paid for such services. The Audit Committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided that any such approvals are presented to the Committee at its next scheduled meeting.

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
+10.1
2015 Equity Incentive Plan (incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement related to its 2015 annual meeting of stockholders, as filed with the SEC on April 17, 2015).

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

10.11
Credit Agreement, dated as of December 16, 2022, by and among certain subsidiary borrowers of Creative Media & Community Trust Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2022).

10.12
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

10.16
Amendment No. 2, dated as of September 22, 2021, to Second Amended and Restated Dealer Manager Agreement, dated as of January 28, 2020, by and among CIM Commercial Trust Corporation, CIM Service Provider, LLC and CCO Capital, LLC (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on 8-K filed with the SEC on September 24, 2021)

10.17
Fee Waiver, dated January 5, 2022, by and among CIM Commercial Trust Corporation, CIM Service Provider, LLC, CIM Capital, LLC, CIM Capital Securities Management, LLC, CIM Capital Controlled Company Management, LLC, CIM Capital RE Debt Management, LLC, CIM Capital Real Property Management, LLC, CIM Urban Partners, L.P., PMC Funding Corp. and PMC Properties, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 10‑K filed with the SEC on March 16, 2022)

10.18
Equity Interest Purchase and Sale Agreement, dated as of January 31, 2023, by and between Jack London Square Development (Oakland) Holdings, LLC and Channel House (Oakland) Owner, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on February 3, 2023)

10.19
Equity Interest Purchase and Sale Agreement, dated as of January 31, 2023, by and between 466 Water Street (Oakland) Holdings, LLC, and Parcel D 466 Water Street (Oakland) Owner, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed with the SEC on February 3, 2023)

10.20
Equity Interest Purchase and Sale Agreement, dated as of January 31, 2023, by and between JLS F-3 (Oakland) Holdings, LLC, and Parcel F-3 (Oakland) Owner, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K filed with the SEC on February 3, 2023)

10.21
Equity Interest Purchase and Sale Agreement, dated as of January 31, 2023, by and between 1100 Clay Venture Holdings, LLC and CMCT 1100 Clay (Oakland) Owner, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on March 29, 2023)

10.22
Amended and Restated Limited Liability Company Operating Agreement of 4750 Co-Investor, LLC (incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-K filed with the SEC on March 31, 2023)

*10.23	Amended and Restated Agreement of Limited Partnership of CIM Urban Partners, L.P.
*10.24	Exchange Agreement, dated as of March 28, 2024, by and among Creative Media & Community Trust Corporation, CMCT NAV REIT and CIM Urban Partners, L.P.
10.25
Amendment to 2015 Equity Compensation Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement related to its 2023 annual meeting of stockholders, as filed with the SEC on June 21, 2023)

*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Deloitte & Touche, LLP.
*24.1	Powers of Attorney (included on signature page).
*31.1	Section 302 Officer Certification-Chief Executive Officer.
*31.2	Section 302 Officer Certification-Chief Financial Officer.
*32.1	Section 906 Officer Certification-Chief Executive Officer.
*32.2	Section 906 Officer Certification-Chief Financial Officer.
*97.1	Creative Media & Community Trust Corporation Clawback Policy dated October 31, 2023

*    Filed herewith.
+    Management contract or compensatory plan
(b)    Exhibits
The exhibits listed in Item 15(a) are incorporated by reference or attached hereto.
(c)    Excluded Financial Statements
None.
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Creative Media & Community Trust Corporation

Dated:	March 28, 2024	By:	/s/ DAVID THOMPSON
David Thompson
Chief Executive Officer

Dated:	March 28, 2024	By:	/s/ BARRY N. BERLIN
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

Signature	Title	Date

/s/ David Thompson	Chief Executive Officer (Principal Executive	March 28, 2024
David Thompson	Officer)

/s/ Barry N. Berlin	Chief Financial Officer (Principal Financial	March 28, 2024
Barry N. Berlin	Officer and Principal Accounting Officer)

/s/ Douglas Bech	Director	March 28, 2024
Douglas Bech

/s/ John Hope Bryant	Director	March 28, 2024
John Hope Bryant

/s/ Marcie L. Edwards	Director	March 28, 2024
Marcie L. Edwards

/s/ Shaul Kuba	Director	March 28, 2024
Shaul Kuba

/s/ Richard Ressler	Director	March 28, 2024
Richard Ressler

/s/ Avraham Shemesh	Director	March 28, 2024
Avraham Shemesh

/s/ Elaine Wong	Director	March 28, 2024
Elaine Wong

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Creative Media & Community Trust Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Creative Media & Community Trust Corporation (the "Company") as of December 31, 2023, and 2022, the related consolidated statements of operations, equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

The Company makes significant assumptions to evaluate investments in real estate for possible indications of impairment. Changes in these assumptions could have a significant impact on the investment in real estate identified for further analysis. For those investments in real estate where indications of impairment have been identified, the Company makes significant estimates and assumptions to determine whether the undiscounted future cash flows expected to be generated over the life of the asset exceed the carrying amount of the investment in real estate. Management concluded that the carrying value of the assets were recoverable and therefore were not subjected to a discounted cash flow analysis. Estimates and assumptions used for the undiscounted future cash flows of the properties include rental rates, lease-up period, growth rates, estimated holding period, occupancy, capital expenditures and terminal capitalization rates.

We identified the determination of impairment indicators for investments in real estate and certain assumptions used for the undiscounted future cash flows of the properties as a critical audit matter because of (1) the significant assumptions management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of investments in real estate assets may not be recoverable and (2) for those investments in real estate where indications of impairment have been identified, the significant estimates and assumptions management makes to evaluate whether the undiscounted future cash flows expected to be generated over the life of the asset exceed the carrying amount of the property, including those related to rental rates, lease-up period, growth rates, estimated holding period, occupancy, capital expenditures and terminal capitalization rates. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate (1) whether management appropriately identified impairment indicators and (2) the reasonableness of management’s assumptions related to rental rates, lease-up period, growth rates, estimated holding period, occupancy, capital expenditures and terminal capitalization rates for the undiscounted future cash flows analysis.

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
•We selected certain office and multifamily properties to evaluate whether the assumptions used in the Company’s undiscounted model relating to rental rates, lease-up period, growth rates, estimated holding period, occupancy, capital expenditures and terminal capitalization rates were consistent with evidence obtained in other areas of the audit, including actual historical results.
•With the assistance of our fair value specialists, we evaluated the inputs included in the undiscounted cash flow analysis, including estimated rental rates, lease-up periods, growth rates, holding period, capital expenditures and terminal capitalization rates by (1) evaluating the source of information and assumptions used by management (2) comparing the inputs included in the undiscounted cash flow analysis to market data and (3) testing the mathematical accuracy of the undiscounted cash flow analysis.
•We evaluated the reasonableness of management’s undiscounted cash flow analysis by comparing management’s projections to the Company’s historical results and external market sources.

/s/ Deloitte & Touche LLP

Tempe, Arizona
March 28, 2024

We have served as the Company's auditor since 2020.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Investments in real estate, net	$704,762	$502,006
Investments in unconsolidated entities	33,505	12,381
Cash and cash equivalents	19,290	46,190
Restricted cash	24,938	11,290
Loans receivable, net (Note 5)	57,005	62,547
Accounts receivable, net	5,347	3,780
Deferred rent receivable and charges, net	28,222	37,543
Other intangible assets, net	3,948	4,461
Other assets	14,183	10,050
TOTAL ASSETS	$891,200	$690,248
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$471,561	$184,267
Accounts payable and accrued expenses	26,426	107,220
Intangible liabilities, net	—	20
Due to related parties	3,463	3,155
Other liabilities	12,981	17,856
Total liabilities	514,431	312,518
COMMITMENTS AND CONTINGENCIES (Note 15)
REDEEMABLE PREFERRED STOCK: Series A cumulative redeemable preferred stock, $0.001 par value; 34,611,501 and 35,438,752 shares authorized as of December 31, 2023 and December 31, 2022, respectively; no shares issued and outstanding as of December 31, 2023 and 693,741 shares issued and outstanding as of December 31, 2022; liquidation preference of $25.00 per share, subject to adjustment	—	15,697
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 34,611,501 and 35,438,752 shares authorized as of December 31, 2023 and December 31, 2022, respectively; 8,820,338 and 7,431,839 shares issued and outstanding, respectively, as of December 31, 2023 and 8,126,597 and 7,565,349 shares issued and outstanding, respectively, as of December 31, 2022; liquidation preference of $25.00 per share, subject to adjustment	185,704	189,048
Series A1 cumulative redeemable preferred stock, $0.001 par value; 27,904,974 and 27,990,070 shares authorized as of December 31, 2023 and December 31, 2022, respectively; 10,473,369 and 10,378,343 shares issued and outstanding, respectively, as of December 31, 2023 and 5,966,077 and 5,956,147 shares issued and outstanding, respectively, as of December 31, 2022; liquidation preference of $25.00 per share, subject to adjustment	256,935	147,514
Series D cumulative redeemable preferred stock, $0.001 par value; 26,991,590 and 26,992,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively; 56,857 and 48,447 shares issued and outstanding, respectively, as of December 31, 2023 and 56,857 and 48,857 shares issued and outstanding as of December 31, 2022; liquidation preference of $25.00 per share, subject to adjustment	1,190	1,200
Common stock, $0.001 par value; 900,000,000 shares authorized; 22,786,741 and 22,737,853 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	23	23
Additional paid-in capital	852,476	861,721
Distributions in excess of earnings	(921,925)	(837,846)
Total stockholders’ equity	374,403	361,660
Noncontrolling interests	2,366	373
Total equity	376,769	362,033
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$891,200	$690,248
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022
REVENUES:
Rental and other property income	$66,002	$56,226
Hotel income	39,063	33,432
Interest and other income	14,193	12,248
Total Revenues	119,258	101,906
EXPENSES:
Rental and other property operating	62,493	50,526
Asset management and other fees to related parties	2,627	3,570
Expense reimbursements to related parties—corporate	2,342	1,925
Expense reimbursements to related parties—lending segment	2,579	1,929
Interest	35,098	9,604
General and administrative	8,119	6,869
Transaction costs	4,421	223
Depreciation and amortization	52,484	20,348
Total Expenses	170,163	94,994
(Loss) income from unconsolidated entities	(427)	164
Gain on sale of real estate (Note 3)	1,104	—
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(50,228)	7,076
Provision for income taxes	1,228	1,131
NET (LOSS) INCOME	(51,456)	5,945
Net loss (income) attributable to noncontrolling interests	2,971	(27)
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	(48,485)	5,918
Redeemable preferred stock dividends declared or accumulated (Note 11)	(25,731)	(18,558)
Redeemable preferred stock deemed dividends (Note 11)	—	(19)
Redeemable preferred stock redemptions (Note 11)	(1,511)	(13,126)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(75,727)	$(25,785)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$(3.33)	$(1.11)
Diluted	$(3.33)	$(1.11)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	22,723	23,153
Diluted	22,723	23,154

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts)

	Years Ended December 31, 2023 and 2022
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

(Continued)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Continued)
(In thousands, except share and per share amounts)

	Years Ended December 31, 2023 and 2022
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2022	22,737,853	$23	13,570,353	$337,762	$861,721	$(837,846)	$361,660	$373	$362,033
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	(619)	(619)	—	(619)
Contributions to noncontrolling interests	—	—	—	—	—	—	—	5,002	5,002
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(38)	(38)
Stock based compensation expense	48,888	—	—	—	183	—	183	—	183
Common dividends ($0.340 per share)	—	—	—	—	—	(7,740)	(7,740)	—	(7,740)
Issuance of A1 Preferred Stock	—	—	4,507,292	111,520	(9,791)	—	101,729	—	101,729
Redemptions of Series A1 Preferred Stock	—	—	(85,096)	(2,099)	173	(99)	(2,025)	—	(2,025)
Dividends to holders of A1 Preferred Stock ($1.801 per share)	—	—	—	—	—	(14,825)	(14,825)	—	(14,825)
Redemptions of Series D Preferred Stock	—	—	(410)	(10)	—	—	(10)	—	(10)
Dividends to holders of Series D Preferred Stock ($1.413 per share)	—	—	—	—	—	(69)	(69)	—	(69)
Reclassification of Series A Preferred stock to permanent equity	—	—	690,171	17,161	(1,545)	—	15,616	—	15,616
Redemption of Series A Preferred Stock	—	—	(823,681)	(20,505)	1,735	(1,412)	(20,182)	—	(20,182)
Dividends to holders of Series A Preferred Stock ($1.375 per share)	—	—	—	—	—	(10,830)	(10,830)	—	(10,830)
Net loss	—	—	—	—	—	(48,485)	(48,485)	(2,971)	(51,456)
Balances, December 31, 2023	22,786,741	$23	17,858,629	$443,829	$852,476	$(921,925)	$374,403	$2,366	$376,769

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(51,456)	$5,945
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, net	52,669	20,497
Change in fair value of swaps	(539)	—
Gain on sale of real estate	(1,104)	—
Amortization of deferred loan costs	2,286	1,066
Amortization of premiums and discounts on debt	(59)	48
Unrealized premium adjustment	1,215	1,471
Amortization of deferred costs and accretion of fees on loans receivable, net	(404)	(688)
Write-offs of uncollectible receivables	299	259
Deferred income taxes	42	(3)
Stock-based compensation	183	202
Income from unconsolidated entity	427	(164)
Loans funded, held for sale to secondary market	(33,654)	(30,770)
Proceeds from sale of guaranteed loans	33,672	31,943
Principal collected on loans subject to secured borrowings	2,972	692
Commitment fees remitted and other operating activity	(742)	(1,086)
Return on investment from unconsolidated entities	1,328	164
Changes in operating assets and liabilities:
Accounts receivable	(1,991)	(480)
Other assets	2,062	(40)
Accounts payable and accrued expenses	10,407	801
Deferred leasing costs	(1,049)	(2,056)
Other liabilities	(4,875)	995
Due to related parties	308	3,614
Net cash provided by operating activities	11,997	32,410
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,326)	(8,816)
Acquisition of real estate	(96,731)	(10,787)
Proceeds from sale of real estate, net	33,304	—
Investment in unconsolidated entity	(14,279)	(22,652)
Return of investment from unconsolidated entity	—	10,271
Loans funded	(11,534)	(9,849)
Principal collected on loans	13,871	19,559
Net cash used in investing activities	(88,695)	(22,274)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of revolving credit facilities, mortgages payable, term notes and principal on SBA 7(a) loan-backed notes	(278,347)	(182,700)
Proceeds from revolving credit facilities, term notes and mortgages	334,882	166,230
Proceeds from SBA 7(a) loan-backed notes	54,141	—
Payment of principal on secured borrowings	(2,972)	(692)
Payment of deferred preferred stock offering costs	(859)	(1,581)
Payment of deferred costs	(3,211)	(2,928)
Payment of common dividends	(7,732)	(7,658)
Repurchase of Common Stock	—	(4,715)
Net proceeds from issuance of Preferred Stock	103,228	148,007
Repurchase of Series L Preferred Stock	—	(67,417)
Payment of preferred stock dividends	(29,500)	(24,327)

(Continued)
CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2023	2022
Redemption of Preferred Stock	(106,146)	(8,527)
Noncontrolling interests’ distributions	(38)	(4)
Noncontrolling interests’ contributions	—	5
Net cash provided by financing activities	63,446	13,693
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(13,252)	23,829
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	57,480	33,651
End of period	$44,228	$57,480
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$19,290	$46,190
Restricted cash	24,938	11,290
Total cash and cash equivalents and restricted cash	$44,228	$57,480
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$31,079	$8,388
Federal income taxes paid	$1,560	$1,105
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures, tenant improvements and real estate developments	$1,502	$3,859
Proceeds from the sale of real estate committed but not yet received	$1,096	$—
Other amounts due from Unconsolidated Joint Venture partners included in other assets	$1,445	$—
Non-cash contributions to Unconsolidated Joint Venture	$8,600	$—
Accrued deferred costs	$—	$22
Accrued preferred stock offering costs	$125	$68
Accrual of dividends payable to preferred stockholders	$2,508	$6,276
Accrual of dividends payable to common stockholders	$1,937	$1,933
Preferred stock offering costs offset against redeemable preferred stock	$1,655	$2,105
Reclassification of Series A Preferred Stock from temporary equity to permanent equity	$15,616	$37,766
Mortgage notes assumed in connection with our acquisition of real estate	$181,318	$—
Reclassification of Preferred Stock from permanent equity to accounts payable	$—	$83,838
Redeemable preferred stock deemed dividends	$—	$19
Accrued Redeemable Preferred Stock fees	$282	$450
Acquisition of noncontrolling interests	$5,002	$—
Equity-based payment for management fees	$—	$5,000
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022

1. ORGANIZATION AND OPERATIONS
Creative Media & Community Trust Corporation (the “Company”), is a Maryland corporation and real estate investment trust (“REIT”). The Company primarily acquires, develops, owns and operates both premier multifamily properties situated in vibrant communities throughout the United States and Class A and creative office real assets in markets with similar business and employment characteristics to its multifamily investments. The Company also owns one hotel in northern California and a lending platform that originates loans under the Small Business Administration (“SBA”) 7(a) loan program. The Company seeks to apply the expertise of CIM Group Management, LLC and its affiliates (collectively, “CIM Group”) to the acquisition, development and operation of premier multifamily properties and creative office assets that cater to rapidly growing industries such as technology, media and entertainment in vibrant and emerging communities throughout the United States.
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
Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In determining whether the Company has controlling interests in an entity and the requirement to consolidate the accounts in that entity, the Company analyzes its investments in real estate in accordance with standards set forth in GAAP to determine whether they are variable interest entities (“VIEs”), and if so, whether the Company is the primary beneficiary. The Company’s judgment with respect to its level of influence or control over an entity and whether the Company is the primary beneficiary of a VIE involves consideration of various factors, including the form of the Company’s ownership interest, the Company’s voting interest, the size of the Company’s investment (including loans), and the Company’s ability to participate in major policy-making decisions. The Company’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in real estate on the Company’s consolidated financial statements. For the year ended December 31, 2023, the Company has determined that the trust formed for the benefit of the note holders (the “Trust”) for the securitization of the unguaranteed portion of certain of the Company’s SBA 7(a) loans receivable is considered a VIE. Applying the consolidation requirements for VIEs, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. In addition, as of December 31, 2023, the Company has determined that its Unconsolidated Joint Ventures (as defined below) are considered VIEs. Applying the consolidation requirements for VIEs, the Company determined that it is not the primary beneficiary based on its lack of power to direct activities and its obligations to absorb losses and right to receive benefits. Therefore, the Unconsolidated Joint Ventures do not qualify for consolidation. The Company accounts for its investments in Unconsolidated Joint Ventures as equity method investments.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
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
Recoverability of Investments in Real Estate—The Company monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Investments in real estate are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the asset. The Company did not recognize any impairment of long-lived assets during the years ended December 31, 2023 and 2022 (Note 3).
Investment in Unconsolidated Entities—The Company accounts for its investments in the Unconsolidated Joint Ventures (the “Unconsolidated Joint Ventures”) under the equity method, as the Company has the ability to exercise significant influence over the investments. The Unconsolidated Joint Ventures record their assets and liabilities at fair value. As such, the Company records its share of the Unconsolidated Joint Ventures’ unrealized gains or losses as well as its share of the revenues and expenses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s consolidated balance sheet and such share is recognized within the Company’s income from unconsolidated entities on the consolidated statements of operations.
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
Pursuant to the SBA 7(a) Program, the Company sells the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
the Company is recorded at fair value and a discount is recorded as a reduction in basis of the retained portion of the loan. Unamortized retained loan discounts were $8.4 million and $9.0 million as of December 31, 2023 and 2022, respectively.
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
Current Expected Credit Losses—On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses, and subsequent amendments (“ASU 2016-13”). The current expected credit losses (“CECL”) required under ASU 2016-13 reflects the Company’s current estimate of potential credit losses related to the Company’s loans receivable included in the consolidated balance sheets. The initial current expected credit losses recorded on January 1, 2023 is reflected as a direct charge to distributions in excess of earnings on the Company’s consolidated statements of equity; however, subsequent changes to CECL are recognized through net income on the Company’s consolidated statements of operations. While ASU 2016-13 does not require any particular method for determining CECL, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the credit loss model have some amount of loss reserve to reflect the GAAP principal underlying the credit loss model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
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
Prior to adoption, the Company considered a loan to be impaired when the Company did not expect to collect all of the contractual interest and principal payments as scheduled in the loan agreements. The Company also established a general loan loss reserve when available information indicated that it was probable a loss had occurred based on the carrying value of the portfolio and if the amount of the loss could be reasonably estimated. As of December 31, 2022, the Company had a current expected credit loss of approximately $1.1 million, which is recorded as a reduction to the loans receivable, net balance on the consolidated balance sheet. As of December 31, 2023, the Company had a total current expected credit loss of approximately $1.7 million.
The Company estimates CECL for its loans primarily using its historical experience with loan write-offs, historical charge-offs from third-party firms, and the Weighted Average Remaining Maturity method, which has been identified as an acceptable method for estimating CECL reserves in the Financial Accounting Standards Board (“FASB”) Staff Q&A Topic 326, No. 1. This method requires the Company to reference historical loan loss data across a comparable data set and apply such loss rate to each loan investment over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. The Company considers loans that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. For such loans that the Company determines that foreclosure of the collateral is probable, the Company measures the expected losses based on the difference between the fair value of the collateral less costs to sell and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans with respect to which the Company determines foreclosure is not probable, the Company applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. The Company may use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.
Quarterly, the Company evaluates the risk of all loans receivable and assigns a risk rating based on a variety of factors, grouped as follows: (i) loan and credit structure, including the as-is loan-to-value (“LTV”) ratio and structural features; (ii) quality and stability of real estate value and operating cash flow, including debt yield, dynamics of the geography, local market, physical condition and stability of cash flow; and (iii) quality, experience and financial condition of the borrower.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
Based on a 5-point scale, the Company’s loans receivable are rated “1” through “5,” from least risk to greatest risk, respectively, which ratings are defined as follows:
1-Acceptable — These are assets of high quality;

2-Other Assets Especially Mentioned (“OAEM”) — These are assets that are generally profitable but exhibit potential weakness or weaknesses, including, but not limited to, no significant pay history as detailed below for loan originated generally within the last year. This weakness or these weaknesses could result in deterioration if not corrected;

3-Substandard — These assets generally have a well-defined weakness or weaknesses which could hinder collection efforts;

4-Doubtful — These assets have weakness or weaknesses similar to substandard loans; however, the weakness or weaknesses are so extreme that significant loss potential exists in all cases; and

5-Loss — Assets assigned this classification have no value and thus have been or are in the process of being charged off.

The Company generally assigns a risk rating of “2” to all newly originated loans (generally within the last year) due to lack of management expertise and/or lack of adequate historical debt coverage at origination date. These loans likely will be classified to acceptable within two years of origination.
Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred leasing costs, deferred offering costs (Note 11), deferred financing costs and other deferred costs. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred offering costs represent direct costs incurred in connection with the Company’s offerings of Series A1 Preferred Stock (as defined below), Series A Preferred Stock (as defined below), and, after January 2020, Series A Preferred Stock (as defined below) and Series D Preferred Stock (as defined below), excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other offering fees and expenses. Generally, for a specific issuance of securities, issuance-specific offering costs are recorded as a reduction of proceeds raised on the issuance date and offering costs incurred but not directly related to a specifically identifiable closing of a security are deferred. Deferred offering costs are first allocated to each issuance of a security on a pro-rata basis equal to the ratio of the number of securities issued in a given issuance to the maximum number of securities that are expected to be issued in the related offering. In the case of the Series A Preferred Stock issued prior to February 2020, the issuance-specific offering costs and the deferred offering costs allocated to such issuance were further allocated to the Series A Preferred Stock and Series A Preferred Warrants issued in such issuance based on the relative fair value of the instruments on the date of issuance. The deferred offering costs allocated to the Series A Preferred Stock and Series A Preferred Warrants are reductions to temporary equity and permanent equity, respectively. Deferred financing costs related to the securing of a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facilities.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
As of December 31, 2023 and 2022, deferred rent receivable and charges, net consist of the following:

	December 31, 2023	December 31, 2022
	(in thousands)
Deferred rent receivable	$14,757	$20,949
Deferred leasing costs, net of accumulated amortization of $10,483 and $9,637, respectively	6,613	8,319
Deferred offering costs	4,925	5,664
Deferred financing costs, net of accumulated amortization of $764 and $30, respectively	1,436	2,120
Other deferred costs	491	491
Deferred rent receivable and charges, net	$28,222	$37,543
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
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
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases when collectability is probable and the tenant has taken possession or controls the physical use of the leased asset. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as an incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. As of December 31, 2023 and 2022, lease incentives of $3.9 million and $3.9 million, respectively, are presented net of accumulated amortization of $3.3 million and $3.0 million as of December 31, 2023 and 2022, respectively.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
For the years ended December 31, 2023 and 2022, the Company recognized rental income as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Rental and other property income
Fixed lease payments (1)	$55,520	$46,373
Variable lease payments (2)	10,482	9,853
Rental and other property income	$66,002	$56,226

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
Collectability of Lease-Related Receivables
The Company periodically reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants is probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available at the time of estimate. The Company does not use a general reserve approach. As of December 31, 2023 and 2022, the Company had identified certain tenants where collection was no longer considered probable and decreased outstanding receivables by $868,000 and $387,000, respectively, across all operating leases.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
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
The Company presents hotel revenues net of sales, occupancy, and other taxes.
Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 18:

	Year Ended December 31,
	2023	2022
	(in thousands)
Hotel properties
Hotel income	$39,063	$33,432
Rental and other property income	1,676	1,650
Interest and other income	357	131
Hotel revenues	$41,096	$35,213
Tenant recoveries outside of the lease agreements
Tenant recoveries outside of the lease agreements are related to construction projects in which the Company’s tenants have agreed to fully reimburse the Company for all costs related to construction. These services include architectural, permit expediter and construction services. At inception of the contract with the customer, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate. While these individual services are distinct, in the context of the arrangement with the customer, all of these services are bundled together and represent a single package of construction services requested by the customer. The Company satisfies its performance obligation and recognizes revenues associated with these services over time as the construction is completed. No such amounts were recognized for tenant recoveries outside of the lease agreements for the years ended December 31, 2023 and 2022. As of December 31, 2023, there were no remaining performance obligations associated with tenant recoveries outside of the lease agreements.
Premiums and Discounts on Debt— Premiums and discounts on debt are amortized or accreted to interest expense using the effective interest method or on a straight-line basis over the respective term of the debt, which approximates the effective interest method.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
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
Derivative Financial Instruments—As part of risk management and operational strategies, from time to time, we may enter into derivative contracts with various counterparties. All derivatives are recognized on the balance sheet at their estimated fair value. On the date that we enter into a derivative contract, we designate the derivative as a fair value hedge, a cash flow hedge, a foreign currency fair value hedge, a hedge of a net investment in a foreign operation, or a trading or non-hedging instrument.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company has interest rate caps that are used to manage exposure to interest rate movements but do not meet the requirements to be designated as hedging instruments. The change in fair value of the derivative instruments that are not designated as hedges is recorded directly to earnings as interest expense on the accompanying consolidated statements of operations. See Note 8 for further disclosures about our derivative financial instruments and hedging activities.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
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
Segment Information—Segment information is prepared on the same basis that the Company’s management reviews information for operational decision-making purposes. The Company’s reportable segments for the year ended December 31, 2023 consist of three types of commercial real estate properties, namely office, hotel and multifamily, as well as a segment for the Company’s lending business. The Company’s reportable segments for the year ended December 31, 2022 consisted of two types of commercial real estate properties, namely office and hotel, as well as a segment for the Company’s lending business. The products for the Company’s office segment primarily include rental of office space and other tenant services, including tenant reimbursements, parking, and storage space rental. The products for the Company’s hotel segment include revenues generated from the operations of hotel properties and rental income generated from a garage located directly across the street from the hotel. The income from the Company’s lending segment includes premium income recognized from the sale of the government guaranteed portion of loans receivable, income from the yield on its loans receivable and other related fee income earned on its loans receivable.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
periods within those periods) beginning after December 15, 2018. The Company adopted ASU 2016-13 and the related updates on January 1, 2023 and the adoption did not have a material impact.
On March 31, 2022, the FASB issued ASU No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures (Topic 326) (“ASU 2022-02”). ASU 2022-02 eliminates the recognition and measurement guidance for troubled debt restructurings (“TDRs”) and, instead, requires that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The ASU also enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The ASU became effective for the Company beginning January 1, 2023 and was applied prospectively. ASU 2022-02 did not have an impact on the Company’s consolidated financial statements for the year ended December 31, 2023.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements and disclosures.

3. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following:

	December 31,
	2023	2022
	(in thousands)
Land	$175,715	$151,727
Land improvements	5,862	1,837
Buildings and improvements	633,299	455,275
Furniture, fixtures, and equipment	11,627	4,339
Tenant improvements	26,460	34,372
Work in progress	15,915	12,863
Investments in real estate	868,878	660,413
Accumulated depreciation	(164,116)	(158,407)
Net investments in real estate	$704,762	$502,006
For the years ended December 31, 2023 and 2022, the Company recorded depreciation expense of $22.4 million and $17.3 million, respectively.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
2023 Transactions—During the year ended December 31, 2023, the Company acquired an interest in the following properties from subsidiaries indirectly wholly owned by a fund that is managed by affiliates of CIM Group. The acquisitions were accounted for as asset acquisitions.

	Asset	Date of		Interest	Purchase
Property	Type	Acquisition	Units	Acquired	Price
					(in thousands)
Channel House	Multifamily(1)	January 31, 2023	333	89.4%	$134,615
F3 Land Site	Multifamily (Development) (1)	January 31, 2023	N/A	89.4%	$250
466 Water Street Land Site	Multifamily (Development) (1)	January 31, 2023	N/A	89.4%	$2,500
1150 Clay	Multifamily (2)	March 28, 2023	288	98.1%	$145,500

(1)Transaction costs that were capitalized as a component of the assets acquired and liabilities assumed in connection with the acquisition of these properties totaled $37,000, which are not included in the purchase prices above. The building at Channel House also includes approximately 1,864 square feet of retail space. The F3 Land Site is currently being utilized as a surface parking lot and being evaluated for future development options including hotel development.
(2)Transaction costs that were capitalized as a component of the assets acquired and liabilities assumed in connection with the acquisition of this property totaled $149,000, which are not included in the purchase price above. The building also includes approximately 3,968 square feet of retail space.
Please refer to “Investments in Unconsolidated Entities” (Note 4) for information on the Company’s real estate acquisitions through its investments in unconsolidated entities.
The Company sold an interest in the following property during the year ended December 31, 2023.

	Asset	Date of	Interest	Sales	Gain on
Property	Type	Sale	Sold	Price	Sale
				(in thousands)
4750 Wilshire Boulevard (1)	Office / Multifamily (Development)	February 17, 2023	80.0%	$34,400	$1,104

(1)The Company sold 80% of its interest in 4750 Wilshire Boulevard (excluding a vacant land parcel which was not included in the sale) to the 4750 Wilshire JV Partners (defined in Note 4). At the acquisition date, the Company received net proceeds of $16.7 million and recorded a receivable of $17.6 million. As of December 31, 2023, the remaining proceeds receivable was $1.1 million and is included in other assets on the Company’s consolidated balance sheet. Additionally, the Company has a receivable of $1.4 million due from the 4750 Wilshire JV (defined in Note 4) included in other assets on the Company’s consolidated balance sheet related to development costs incurred by the Company at 4750 Wilshire Boulevard prior to the sale of the property to the 4750 Wilshire JV. The Company owns a 20% interest in the 4750 Wilshire JV and accounts for its investment as an equity method investment as of December 31, 2023.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
2022 Transactions—During the year ended December 31, 2022, the Company acquired a 100% fee-simple interest in the following properties from unrelated third parties which transaction was accounted for as an asset acquisition.

	Asset	Date of		Purchase
Property	Type	Acquisition	Square Feet	Price
				(in thousands)
3109 S Western Avenue, Los Angeles, CA (1)	Multifamily (Development)	August 4, 2022	5,900	$700
1007 E 7th Street, Austin, TX (2)	Office	July 1, 2022	1,352	$1,900
3022 S Western Avenue, Los Angeles, CA (3)	Multifamily (Development)	May 20, 2022	6,000	$5,650
3101 S Western Avenue, Los Angeles, CA (4)	Multifamily (Development)	February 11, 2022	3,752	$2,260

(1)Transaction costs that were capitalized as a component of the assets acquired and liabilities assumed in connection with the acquisition of this property totaled $11,000, which are not included in the purchase price above. The Company intends to redevelop approximately seven commercial units totaling 5,635 rentable square feet and six parking stalls starting in 2024.
(2)Transaction costs that were capitalized as a component of the assets acquired and liabilities assumed in connection with the acquisition of this property totaled $52,000, which are not included in the purchase price above. The property is located on a land site of approximately 7,450 square feet. The Company intends to complete pre-development and entitlement work to provide optionality for future development, including multifamily development.
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
There were no dispositions during the year ended December 31, 2022.
The results of operations of the properties the Company acquired have been included in the consolidated statements of operations from the date of acquisition. The following table summarizes the purchase price allocation of the aforementioned acquisitions during the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
	(in thousands)
Land	$36,613	$10,491
Land improvements	4,523	54
Buildings and improvements	206,717	164
Tenant improvements	—	47
Furniture, fixtures, and equipment	8,140	—
Acquired in-place leases (1)	27,210	68
Acquired above-market leases (2)	71	—
Acquired below-market leases (3)	(223)	(37)
Net assets acquired	$283,051	$10,787
(1)The amortization period for the in-place leases acquired during the year ended December 31, 2023 was approximately 6 months at the date of acquisition.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
(2)The amortization period for the above-market leases acquired during the year ended December 31, 2023 was approximately 7 months at the date of acquisition.
(3)The amortization period for the below-market leases acquired during the year ended December 31, 2023 was approximately 5 months at the date of acquisition.
4. INVESTMENT IN UNCONSOLIDATED ENTITIES
The following table details the Company’s equity method investments in the Unconsolidated Joint Venture. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (dollars in thousands):

					Carrying Value
Property	Asset Type	Location	Date of Acquisition	Ownership Interest	December 31, 2023	December 31, 2022
1910 Sunset Boulevard (1)	Office / Multifamily (Development)	Los Angeles, CA	February 11, 2022	44.2%	12,040	12,381
4750 Wilshire Boulevard (2)	Office / Multifamily (Development)	Los Angeles, CA	February 17, 2023	20.0%	9,119	—
1902 Park Avenue (3)	Multifamily	Los Angeles, CA	February 28, 2023	50.0%	7,082	—
1015 N Mansfield Avenue (4)	Office (Development)	Los Angeles, CA	October 10, 2023	28.8%	5,264	—
Total investments in unconsolidated entities					$33,505	$12,381
______________________
(1)1910 Sunset Boulevard is an office building with 104,764 square feet of office space and 2,760 square feet of retail space. The plan for the property is to undertake a capital improvement program to renovate and modernize the building into creative office space and to build 36 multifamily units on the 1915 Park Avenue land parcel adjacent to the office building, for which the 1910 Sunset JV has received all necessary entitlements.
(2)4750 Wilshire Boulevard is a three-story office building with 30,335 square feet of office space located on the first floor. The remainder of the building is being converted into for-lease multifamily units.
(3)1902 Park Avenue is a 75-unit four-story multifamily building.
(4)1015 N Mansfield Avenue is an office building with a 44,141 square foot site area and a parking garage. The site is being evaluated for different development options, including creative office or other commercial space.
1910 Sunset Boulevard— In February 2022, the Company invested in a joint venture (the “1910 Sunset JV”) with a CIM-managed separate account (the “1910 Sunset JV Partner) to purchase an office property at 1910 Sunset Boulevard in Los Angeles, California along with an adjacent vacant land parcel at 1915 Park Avenue, for a gross purchase price of approximately $51.0 million, of which the Company initially contributed approximately $22.4 million and the 1910 Sunset JV Partner initially contributed the remaining balance. In September 2022, the 1910 Sunset JV obtained financing through a mortgage loan of $23.9 million secured by the office property (the “1910 Sunset Mortgage Loan”). The Company provided a limited guarantee to the lender under the 1910 Sunset Mortgage Loan.
The Company recorded a loss of $2.4 million related to its investment in the 1910 Sunset JV during the year ended December 31, 2023 and income of $164,000 during the year ended December 31, 2022 in the consolidated statements of operations. The Company’s investment in the 1910 Sunset JV was $12.0 million and its ownership percentage remained unchanged as of December 31, 2023.
4750 Wilshire Boulevard— In February 2023, three co-investors (the “4750 Wilshire JV Partners”) acquired an 80% interest in a property owned by a subsidiary of the Company located at 4750 Wilshire Boulevard in Los Angeles, California (“4750 Wilshire”) for a gross sales price of $34.4 million (excluding transaction costs). The Company retained a 20% interest in 4750 Wilshire through a joint venture arrangement between the Company and the 4750 Wilshire JV Partners (the “4750 Wilshire JV”). The 4750 Wilshire JV is converting two of the three floors of 4750 Wilshire from office-use into for-lease multifamily units, with the first floor of 4750 Wilshire continuing to function as 30,335 square feet of office space. The total cost of the conversion is expected to be approximately $31.0 million, which will be financed by a combination of equity contributions from the 4750 Wilshire JV Partners and a third-party construction loan secured by 4750 Wilshire, which closed in March 2023 and that allows for total draws of $38.5 million (the “4750 Wilshire Construction Loan”). The Company provided

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
a limited guarantee to the lender under the 4750 Wilshire Construction Loan. Pursuant to the co-investment agreement, the 4750 Wilshire JV pays an ongoing management fee to the Company. In addition, the Company may earn incentive fees based on the performance of 4750 Wilshire after the conversion.
The Company recorded income of $1.8 million related to its investment in the 4750 Wilshire JV during the year ended December 31, 2023 in the consolidated statements of operations. The Company’s investment in the 4750 Wilshire JV was $9.1 million and its ownership percentage remained unchanged at 20% as of December 31, 2023.
1902 Park Avenue— In February 2023, the Company and a CIM-managed interval fund (the “1902 Park JV Partner”) purchased a multifamily property in the Echo Park neighborhood of Los Angeles, California for a gross purchase price of $19.1 million (excluding transaction costs) (the “1902 Park JV”). The Company owns 50% of the 1902 Park JV. In connection with the closing of this transaction in February 2023, the 1902 Park JV obtained financing through a mortgage loan of $9.6 million secured by the multifamily property (the “1902 Park Mortgage Loan”). The Company provided a limited guarantee to the lender under the 1902 Park Mortgage Loan.
The Company recorded income of $156,000 related to its investment in the 1902 Park JV during the year ended December 31, 2023 in the consolidated statements of operations. The Company’s investment in the 1902 Park JV was $7.1 million as of December 31, 2023.
1015 N Mansfield Avenue— In October, 2023, the Company and a co-investor affiliated with CIM Group (the “1015 N Mansfield JV Partner”) acquired from an unrelated third party a 100% fee-simple interest in a plot of land located in the Sycamore media district of Los Angeles, California for a gross purchase price of $18.0 million (excluding transaction costs) (the “1015 N Mansfield JV”). The property has a site area of approximately 44,141 square feet and contains a parking garage that has been leased to a third party tenant. The site is being evaluated for different creative office or other commercial space development options. The Company owns 28.8% of the 1015 N Mansfield JV.
The Company recorded income of $13,000 related to its investment in the 1015 N Mansfield JV during the year ended December 31, 2023 in the consolidated statements of operations. The Company’s investment in the 1015 N Mansfield JV was $5.3 million as of December 31, 2023.

5. LOANS RECEIVABLE
Loans receivable consist of the following:

	December 31,
	2023	2022
	(in thousands)
SBA 7(a) loans receivable, subject to credit risk	$10,393	$56,116
SBA 7(a) loans receivable, subject to loan-backed notes	43,983	—
SBA 7(a) loans receivable, subject to secured borrowings	3,105	6,127
SBA 7(a) loans receivable, held for sale	74	117
Loans receivable	57,555	62,360
Deferred capitalized costs, net	1,130	1,293
Current expected credit losses (1)	(1,680)	(1,106)
Loans receivable, net	$57,005	$62,547
____________________
(1)On January 1, 2023, the Company adopted ASU 2016-13. As such, the amounts as of December 31, 2023 reflect the Company’s current estimate of potential credit losses related to the Company’s loans receivable.
SBA 7(a) Loans Receivable, Subject to Credit Risk—Represents the unguaranteed portions of loans originated under the SBA 7(a) Program which were retained by the Company.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
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
Current Expected Credit Losses
Current expected credit losses (“CECL”) reflect the Company’s current estimate of potential credit losses related to loans receivable included in the Company’s consolidated balance sheets as of December 31, 2023 pursuant to ASU 2016-13 as implemented effective January 1, 2023. Refer to Note 2 for further discussion of CECL.
The following table presents the activity in the Company’s current expected credit losses for the year ended December 31, 2023 (dollar amounts in thousands):

Loans Receivable
Allowance for credit losses as of December 31, 2022	$1,106
Transition adjustment on January 1, 2023	783
Net adjustment to reserve for expected credit losses	51
Current expected credit losses as of March 31, 2023	1,940
Write-offs	(85)
Net adjustment to reserve for expected credit losses	(142)
Current expected credit losses as of June 30, 2023	1,713
Net adjustment to reserve for expected credit losses	(9)
Current expected credit losses as of September 30, 2023	1,704
Net adjustment to reserve for expected credit losses	(24)
Current expected credit losses as of December 31, 2023	$1,680
The Company’s initial estimate of its current expected credit losses against the loans receivable of $783,000, net of a $164,000 deferred tax asset, was recorded on January 1, 2023 directly to distributions in excess of earnings on the Company’s consolidated statements of equity. Subsequent changes to the allowance for credit losses are recognized through net income on the Company’s consolidated statements of operations. During the year ended December 31, 2023, the Company recorded a decrease of $124,000 in its current expected credit losses related to its loans receivable, which was recorded in general and administrative expenses in the consolidated statement of operations, and recorded a decrease due to write-offs of $85,000 during the year ended December 31, 2023, bringing the total current expected credit loss to $1.7 million as of December 31, 2023.
Risk Ratings

As further described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, the Company evaluates its loans receivable portfolio on a quarterly basis. Each quarter, the Company assesses the risk factors of each loan, and assigns a risk rating based on several factors. Factors considered in the assessment include, but are not limited to, loan and credit structure, current LTV ratio, debt yield, collateral performance, and the quality and condition of the sponsor, borrower, and guarantor(s). Loans are rated “1” (less risk) through “5” (greater risk), which ratings are defined in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans receivable portfolio as of December 31, 2023 by year of origination, loan type, and risk rating (dollar amounts in thousands):

		Amortized Cost of Loans Receivable by Year of Origination As of December 31, 2023
	Number of Loans	2023	2022	2021	2020	2019	Prior	Total
Loans by internal risk rating:
1	120	$3,479	$6,073	$10,117	$3,445	$3,697	$9,475	$36,286
2	48	6,532	2,294	1,138	2,159	1,492	4,377	17,992
3	1	—	—	—	—	—	172	172
4	—	—	—	—	—	—	—	—
5	—	—	—	—	—	—	—	—
Total	169	$10,011	$8,367	$11,255	$5,604	$5,189	$14,024	$54,450
Plus: SBA 7(a) loans receivable, subject to secured borrowings (1)								3,105
Plus: Deferred capitalized costs, net								1,130
Less: Current expected credit losses								(1,680)
Total loans receivable, net								$57,005

Weighted average risk rating								1.3
____________________
(1)The Company does not assign a risk rating to its SBA 7(a) loans receivable, subject to secured borrowings, as this balance represents the government guaranteed portions of its loans and has determined there is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.
Other
As of December 31, 2023 and 2022, the Company’s loans subject to credit risk were 100.0% and 99.9%, respectively, concentrated in the hospitality industry. As of December 31, 2023 and 2022, 99.3% and 98.4%, respectively, of the Company’s loans subject to credit risk were current. The Company classifies loans with negative characteristics in substandard categories ranging from special mention to doubtful. As of December 31, 2023 and 2022, $1.3 million and $1.0 million, respectively, of loans subject to credit risk were classified in substandard categories.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
6. OTHER INTANGIBLE ASSETS AND LIABILITIES
A schedule of our intangible assets and liabilities and related accumulated amortization and accretion as of December 31, 2023 and 2022, is as follows:

	As of December 31,
	2023	2022
	(in thousands)
Intangible assets:
Acquired in-place leases, net of accumulated amortization of $4,821 and $7,795, respectively, with an average useful life of 6 and 8 years, respectively	$984	$1,488
Acquired above-market leases, net of accumulated amortization of $30 and $39, respectively, both with an average useful life of 7 years	7	16
Trade name and license	2,957	2,957
Total intangible assets, net	$3,948	$4,461
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $0 and $22, respectively, with an average useful life of 0 and 1 years, respectively	$—	$20
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
During the years ended December 31, 2023 and 2022, the Company recognized amortization related to its intangible assets and liabilities as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Acquired above-market lease amortization	$80	$12
Acquired in-place lease amortization	$27,714	$846
Acquired below-market lease amortization	$243	$254
A schedule of future amortization and accretion of acquired intangible assets and liabilities as of December 31, 2023, is as follows:

	Assets
	Acquired	Acquired
	Above-Market	In-Place
Years Ending December 31,	Leases	Leases
	(in thousands)
2024	$6	$373
2025	1	171
2026	—	123
2027	—	123
2028	—	122
Thereafter	—	72
	$7	$984

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
7. DEBT
The following table summarizes the debt balances as of December 31, 2023 and 2022, and the debt activity for the year ended December 31, 2023 (in thousands):

		During the Year Ended December 31, 2023
	Balances as of December 31, 2022	Debt Issuances & Assumptions	Repayments	Accretion & (Amortization)	Balances as of December 31, 2023
Mortgages Payable:
Fixed rate mortgages payable	$97,100	$66,600	$—	$—	$163,700
Variable rate mortgage payable	—	182,600	(95,600)	—	87,000
	97,100	249,200	(95,600)	—	250,700
Deferred debt issuance costs — Mortgages Payable	(94)	(1,899)	—	1,039	(954)
Total Mortgages Payable	97,006	247,301	(95,600)	1,039	249,746
Secured Borrowings – Government Guaranteed Loans:
Outstanding Balance	5,979	—	(2,972)	—	3,007
Unamortized premiums	258	—	—	(158)	100
Total Secured Borrowings—Government Guaranteed Loans	6,237	—	(2,972)	(158)	3,107
Other Debt:
2022 credit facility revolver	—	267,000	(170,000)	—	97,000
2022 credit facility term loan	56,230	—	—	—	56,230
Junior subordinated notes	27,070	—	—	—	27,070
SBA 7(a) loan-backed notes	—	54,141	(12,747)	—	41,394
Deferred debt issuance costs — other	(779)	(1,312)	—	503	(1,588)
Discount on junior subordinated notes	(1,497)	—	—	99	(1,398)
Total Other Debt	81,024	319,829	(182,747)	602	218,708
Total Debt, Net	$184,267	$567,130	$(281,319)	$1,483	$471,561
Fixed Rate Mortgages Payable—The Company’s fixed rate mortgages payable are secured by a deed of trust on the properties underlying such mortgages and assignments of rents receivable. As of December 31, 2023, the Company’s fixed rate mortgages payable had fixed interest rates of 4.14% and 6.25% per annum, with payments of interest only, due on July 1, 2026 and June 7, 2024, respectively. In regards to the mortgage payable maturing on June 7, 2024, there is a one-year extension option available which the Company expects to execute prior to maturity. These loans are nonrecourse.
On December 21, 2023, the Company made a prepayment of $13.0 million on one of its variable rate mortgages and refinanced the remaining $66.6 million, changing the rate from a variable interest rate to a fixed rate of 6.25% per annum (the “1150 Clay Refinance”).
Variable Rate Mortgage Payable—The Company’s variable rate mortgage payable is secured by a deed of trust on the property and assignment of rents receivable. As of December 31, 2023, the Company’s variable rate mortgage payable had a variable interest rate of SOFR plus 3.36%, with monthly payments of interest only due on July 7, 2025 with an extension option subject to certain conditions being met. The loan is nonrecourse.
The $95.6 million of variable rate mortgage repayments in the table above includes the impact of the 1150 Clay Refinance.
Secured Borrowings—Government Guaranteed Loans—Secured borrowings—government guaranteed loans represent sold loans which are treated as secured borrowings because the loan sales did not meet the derecognition criteria provided for in ASC 860-30, Secured Borrowing and Collateral. These loans included cash premiums that are amortized as a

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
reduction to interest expense over the life of the loan using the effective interest method and are fully amortized when the underlying loan is repaid in full. As of December 31, 2023, the Company’s secured borrowings-government guaranteed loans included $1.4 million of loans sold for a premium and excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 9.28% at December 31, 2023, and $1.6 million of loans sold for an excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 6.88% at December 31, 2023.
2022 Credit Facility—In December 2022 the Company refinanced its 2018 credit facility and replaced it with a new 2022 credit facility, entered into with a bank syndicate, that includes a $56.2 million term loan (the “2022 Credit Facility Term Loan”) as well as a revolver allowing the Company to borrow up to $150.0 million (the “2022 Credit Facility Revolver”), both of which are collectively subject to a borrowing base calculation. The 2022 credit facility is secured by certain properties in the Company’s real estate portfolio: six office properties and one hotel property (as well as the hotel’s adjacent parking garage and retail property). The 2022 credit facility bears interest at (A) the base rate plus 1.50% or (B) SOFR plus 2.60%. As of December 31, 2023, the variable interest rate was 7.96%. The 2022 Credit Facility Revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The 2022 credit facility is guaranteed by the Company and the Company is subject to certain financial maintenance covenants. The 2022 credit facility matures in December 2025 and provides for two one-year extension options under certain conditions, including providing notice of the election and paying an extension fee of 0.15% of each lender’s commitment being extended on the effective date of such extension. As of December 31, 2023 and 2022, $53.0 million and $150.0 million, respectively, was available for future borrowings.
Junior Subordinated Notes—The Company has junior subordinated notes with a variable interest rate which resets quarterly based on the three-month SOFR plus 3.51%, with quarterly interest only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at the Company’s option.
SBA 7(a) Loan-Backed Notes—On March 9, 2023, the Company completed a securitization of the unguaranteed portion of certain of its SBA 7(a) loans receivable with the issuance of $54.1 million of unguaranteed SBA 7(a) loan-backed notes (with net proceeds of approximately $43.3 million, after payment of fees and expenses in connection with the securitization and the funding of a reserve account and an escrow account). The SBA 7(a) loan-backed notes are collateralized by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2048, with monthly payments due as payments on the collateralized loans are received. The SBA 7(a) loan-backed notes bear interest at a per annum rate equal to the lesser of (i) the 30-day average compounded SOFR plus 2.90% and (ii) the prime rate minus 0.35%. As of December 31, 2023, the variable interest rate was 8.15%. The Company reflects the SBA 7(a) loans receivable as assets on its consolidated balance sheet and the SBA 7(a) loan-backed notes as debt on its consolidated balance sheet. The restricted cash on the Company’s consolidated balance sheets included funds related to the Company’s SBA 7(a) loan-backed notes was $5.7 million as of December 31, 2023.
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
As of December 31, 2023 and 2022, accrued interest and unused commitment fees payable of $1.8 million and $562,000, respectively, are included in accounts payable and accrued expenses.
Future principal payments on the Company’s debt (face value) as of December 31, 2023 are as follows:

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)

Years Ending December 31,	Mortgages Payable	Secured Borrowings Principal (1)	2022 Credit Facility	Other (1) (2)	Total
	(in thousands)
2024	$66,600	$173	$—	$12,039	$78,812
2025	87,000	188	153,230	9,947	250,365
2026	97,100	204	—	8,504	105,808
2027	—	220	—	10,904	11,124
2028	—	238	—	—	238
Thereafter	—	1,984	—	27,070	29,054
	$250,700	$3,007	$153,230	$68,464	$475,401

(1)Principal payments on secured borrowings and SBA 7(a) loan-backed notes, which are included in Other, are generally dependent upon cash flows received from the underlying loans. The Company’s estimate of their repayment is based on scheduled payments on the underlying loans. The Company’s estimate will differ from actual amounts to the extent the Company experiences prepayments and/or loan liquidations or charge-offs.
(2)Represents the junior subordinated notes and SBA 7(a) loan-backed notes.

8. DERIVATIVES
In the ordinary course of business, the Company may use certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the year ended December 31, 2023, the Company entered into two interest rate cap agreements in connection with the assumption of two mortgage loans.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
On December 28, 2023, the Company terminated one of its interest rate cap agreements with a value of $1.2 million and an outstanding notional amount of $79.6 million. In connection with the termination of the interest rate cap agreement, a realized loss of $1.1 million was recorded as a change to interest expense on the accompanying consolidated statements of operations and a receivable of $1.2 million was recorded in accounts receivable, net on the accompanying consolidated balance sheet and which was paid in January 2024.
The following table summarizes the terms of the Company’s interest rate cap agreement as of December 31, 2023 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Assets as of
	Balance Sheet	Amount as of	Strike	Effective	Maturity	December 31,
	Location	December 31, 2023	Rates (1)	Date	Date	2023
Interest Rate Cap	Other assets	$87,000	4.5%	5/03/2023	7/07/2025	$491
____________________________________
(1)The index used for the Company’s interest rate cap agreement is 1-Month Term SOFR.
Additional disclosures related to the fair value of the Company’s derivative instrument are included in Note 13. The notional amount under the derivative instrument is an indication of the extent of the Company’s involvement in such instrument but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company has interest rate caps that are used to manage exposure to interest rate movements but do not meet the requirements to be designated as hedging instruments. The change in fair value of the derivative instruments that are not designated as hedges is recorded directly to earnings as interest expense on the accompanying consolidated statements of operations. During the year ended December 31, 2023, the Company recorded an unrealized loss of $539,000, which was included in interest expense on the accompanying consolidated statements of operations related to its interest rate caps.

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

		Weighted
	Number	Average Grant
	of	Date Fair Value
	Shares (1)	Per Share (1)
Balance, December 31, 2021	20,332	$10.82
Granted	30,984	$7.10
Vested	(20,332)	$10.82
Balance, December 31, 2022	30,984	$7.10
Granted	48,888	$4.50
Vested	(30,984)	$7.10
Balance, December 31, 2023	48,888	$4.50

(1)Amounts have been adjusted to give retroactive effect to the Reverse Stock Split.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period, and generally vests based on one year of continuous service. The Company recorded compensation expense related to these restricted shares of Common Stock in the amount of $183,000 and $202,000 for the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, there was $128,000 of total unrecognized compensation expense related to restricted shares of Common Stock which will be recognized ratably over the remaining vesting period.
10. EARNINGS PER SHARE (“EPS”)
The computation of basic EPS is based on the Company’s weighted average shares outstanding. No shares of Series D Preferred Stock, Series A Preferred Stock, or Series A1 Preferred Stock outstanding as of December 31, 2023 were included in the computation of diluted EPS because they had no dilutive effect. In order to calculate the diluted weighted average number of shares of Common Stock outstanding for the year ended December 31, 2022, the basic weighted average number of shares of Common Stock outstanding was increased by 1,000 to reflect the dilutive effect of certain shares of the Company’s Series D Preferred Stock. Outstanding Series A Preferred Warrants were not included in the computation of diluted EPS for the years ended December 31, 2023 and 2022 because their impact was either anti-dilutive or such warrants were not exercisable during such periods (Note 12). Outstanding shares of Series L Preferred Stock were not included in the computation of diluted EPS for the year ended December 31, 2023 (because they were redeemed in January 2023) and 2022 (because such shares were not redeemable during such period).
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.
The following table reconciles the numerator and denominator used in computing the Company’s basic and diluted per-share amounts for net loss attributable to common stockholders for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(in thousands, except per share amounts)
Numerator:
Net loss attributable to common stockholders	$(75,727)	$(25,785)
Redeemable preferred stock dividends declared on dilutive shares	—	(9)
Diluted net loss attributable to common stockholders	$(75,727)	$(25,794)

Denominator:
Basic weighted average shares of Common Stock outstanding	22,723	23,153
Effect of dilutive securities—contingently issuable shares	—	1
Diluted weighted average shares and common stock equivalents outstanding	22,723	23,154

Net loss attributable to common stockholders per share:
Basic	$(3.33)	$(1.11)
Diluted	$(3.33)	$(1.11)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
11. REDEEMABLE PREFERRED STOCK
The table below provides information regarding the issuances, reclassifications and redemptions of each class of the Company’s preferred stock in permanent equity during the years ended December 31, 2023 and 2022 (dollar amounts in thousands):

			Preferred Stock
	Series A1		Series A		Series D		Series L		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2021	—	$—	6,271,337	$156,431	56,857	$1,396	5,387,160	$152,834	11,715,354	$310,661
Issuance of A1 Preferred Stock	5,966,077	147,761	—	$—	—	—	—	—	5,966,077	147,761
Redemption of Series A1 Preferred Stock	(9,930)	(247)	—	—	—	—	—	—	(9,930)	(247)
Redemption of Series D Preferred Stock	—	—	—	—	(8,000)	(196)	—	—	(8,000)	(196)
Repurchase of Series L Preferred Stock	—	—	—	—	—	—	(5,387,160)	(152,834)	(5,387,160)	(152,834)
Reclassification of Series A Preferred stock to Permanent Equity	—	—	1,630,765	40,998	—	—	—	—	1,630,765	40,998
Redemption of Series A Preferred Stock	—	—	(336,753)	(8,381)	—	—	—	—	(336,753)	(8,381)
Balances, December 31, 2022	5,956,147	$147,514	7,565,349	$189,048	48,857	$1,200	—	$—	13,570,353	$337,762
Issuances of A1 Preferred Stock	4,507,292	111,520	—	$—	—	—	—	—	4,507,292	111,520
Redemption of Series A1 Preferred Stock	(85,096)	(2,099)	—	—	—	—	—	—	(85,096)	(2,099)
Redemption of Series D Preferred Stock	—	—	—	—	(410)	(10)	—	—	(410)	(10)
Reclassification of Series A Preferred stock to Permanent Equity	—	—	690,171	17,161	—	—	—	—	690,171	17,161
Redemption of Series A Preferred Stock	—	—	(823,681)	(20,505)	—	—	—	—	(823,681)	(20,505)
Balances, December 31, 2023	10,378,343	$256,935	7,431,839	$185,704	48,447	$1,190	—	$—	17,858,629	$443,829
Series A1 Preferred Stock—Since June 2022, the Company has been conducting a continuous public offering with respect to shares of its Series A1 Preferred Stock, par value $0.001 per share with an initial stated value of $25.00 per share, subject to adjustment. Shares of Series A1 Preferred Stock are recorded in permanent equity at the time of their issuance. As of December 31, 2023, the Company had issued in registered public offerings 10,273,369 shares of the Series A1 Preferred Stock and received gross proceeds of $254.3 million and additionally had issued 200,000 shares of Series A1 Preferred Stock as payment for services to the CIM Service Provider, LLC (the “Administrator”), for which no cash proceeds were received. In connection with the issuance of shares of Series A1 Preferred Stock, $18.6 million of costs specifically identifiable to the offering of Series A1 Preferred Stock was allocated to the Series A1 Preferred Stock. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $10.4 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of December 31, 2023, the Company had reclassified and allocated $3.5 million from deferred charges to Series A1 Preferred Stock as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
As of December 31, 2023, there were 10,378,343 shares of Series A1 Preferred Stock outstanding and 95,026 shares of Series A1 Preferred Stock had been redeemed.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
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
As of December 31, 2023, the Company had issued in registered public offerings 8,251,657 shares of Series A Preferred Stock and 4,603,287 Series A Preferred Warrants and received gross proceeds of $205.4 million and $761,000, respectively, and additionally, had issued 568,681 shares of Series A Preferred Stock as payment for services to the Administrator, for which no cash proceeds were received. In connection with the cumulative issuance of Series A Preferred Stock Series A Preferred Warrants, $17.0 million and $142,000 of costs specifically identifiable to the offering of the Series A Preferred Stock and Series A Preferred Warrants, respectively, were allocated to the Series A Preferred Stock and Series A Preferred Warrants, respectively. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $10.4 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of December 31, 2023, the Company had reclassified and allocated $1.9 million and $5,000 from deferred charges to Series A Preferred Stock and Series A Preferred Warrants, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
Net proceeds from the issuance of shares of Series A Preferred Stock were initially recorded in temporary equity at an amount equal to the gross proceeds allocated to such shares of Series A Preferred Stock minus the costs specifically identifiable to the issuance of such shares and the non-issuance specific offering costs allocated to such shares. If the net proceeds from the issuance of shares of Series A Preferred Stock were less than the redemption value of such shares at the time they were issued, or if the redemption value of such shares subsequently becomes greater than the carrying value of such shares, an adjustment was recorded to increase the carrying amount of such shares to their redemption value as of the balance sheet date. Such adjustment was considered a deemed dividend for purposes of calculating basic and diluted EPS. During the years ended December 31, 2023 and December 31, 2022, the Company recorded redeemable preferred stock deemed dividends of $0 and $19,000, respectively, related to such adjustments.
On the first anniversary of the issuance of a particular share of Series A Preferred Stock, the Company reclassified such share of Series A Preferred Stock from temporary equity to permanent equity because the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of December 31, 2023, the Company had reclassified an aggregate of $199.6 million in net proceeds from temporary equity to permanent equity.
As of December 31, 2023, there were 7,431,839 shares of Series A Preferred Stock outstanding and 1,388,499 shares of Series A Preferred Stock had been redeemed.
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
As of December 31, 2023, the Company had issued in registered public offerings 56,857 shares of Series D Preferred Stock and received gross proceeds of $1.4 million. In connection with such issuance, $35,000 of costs specifically identifiable to the offering of Series D Preferred Stock were allocated to the Series D Preferred Stock. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $10.4 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of December 31, 2023, the Company had reclassified and allocated $13,000 from deferred charges to Series D Preferred Stock as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
As of December 31, 2023, there were 48,447 shares of Series D Preferred Stock outstanding and 8,410 shares of Series D Preferred Stock had been redeemed.
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
In December 2022, the Company announced the redemption of all outstanding shares of its Series L Preferred Stock. In January 2023, the Company completed such previously-announced redemption of all outstanding shares of its Series L Preferred Stock in cash at its stated value of $28.37 per share (plus accrued and unpaid dividend of $1.56 per share, or $4.6 million in the aggregate). The total cost to complete the Series L Redemption, including transaction costs of $93,000 (or $0.03 per share), was $83.8 million.
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
During the year ended December 31, 2023, the Company paid $13.9 million, $10.9 million, $69,000 and $4.6 million of cash dividends on the Series A1 Preferred Stock, Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, respectively. During the year ended December 31, 2022, the Company paid $1.8 million, $11.4 million, $78,000 and $11.1 million of cash dividends on the Series A1 Preferred Stock, Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, respectively.
Redemptions—The Company’s Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock are redeemable at the option of the holder or the Company. The redemption schedule of the Series A1 Preferred Stock, Series A

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
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
In December 2022, the Company announced the redemption of all outstanding shares of its Series L Preferred Stock. In January 2023, the Company completed such previously-announced redemption of all outstanding shares of its Series L Preferred Stock in cash at its stated value of $28.37 per share (plus accrued and unpaid dividends of $1.56 per share, or $4.6 million in the aggregate). The total cost to complete the Series L Redemption, including transaction costs of $93,000 (or $0.03 per share), was $83.8 million.
12. STOCKHOLDERS’ EQUITY
Dividends
Holders of the Company’s Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by the Company out of legally available funds. In determining the Company’s dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, the Company’s financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. Cash dividends per share of Common Stock paid in respect of the years ended December 31, 2023 and 2022 consist of the following:

Declaration Date	Payment Date	Type	Cash Dividend Per Share of Common Stock
September 27, 2023	October 23, 2023	Regular Quarterly	$0.085
June 27, 2023	July 24, 2023	Regular Quarterly	$0.085
March 20, 2023	April 11, 2023	Regular Quarterly	$0.085
December 15, 2022	January 9, 2023	Regular Quarterly	$0.085
September 22, 2022	October 17, 2022	Regular Quarterly	$0.085
June 10, 2022	July 5, 2022	Regular Quarterly	$0.085
March 8, 2022	April 1, 2022	Regular Quarterly	$0.085
On December 20, 2023, the Company declared a cash dividend of $0.085 per share of its Common Stock, which was paid on January 16, 2024 to stockholders of record at the close of business on January 2, 2024.
On March 27, 2024, the Company declared a cash dividend of $0.085 per share of its Common Stock, to be paid on April 22, 2024 to stockholders of record at the close of business on April 8, 2024.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
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
Proceeds and expenses from the sale of the Series A Preferred Stock and Series A Preferred Warrants were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of December 31, 2023, the Company had 1,749,732 Series A Preferred Warrants outstanding to purchase 449,382 shares of Common Stock in connection with the Company’s offering of Series A Preferred Units and allocated net proceeds of $410,000 after specifically identifiable offering costs and allocated general offering costs, to the Series A Preferred Warrants in permanent equity.
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
As of December 31, 2023, share repurchases executed under the SRP were as follows:

Period	Shares Repurchased	Average price paid per share	Cost of shares repurchased (in thousands)
June 2022	41,374	$7.32	$303
August 2022	33,374	$7.15	$239
September 2022	587,714	$7.10	$4,173
Total as of December 31, 2023	662,462		$4,715
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
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
Debt—The carrying amounts of the Company’s secured borrowings - government guaranteed loans, SBA 7(a) loan-backed notes, 2022 Credit Facility and variable rate mortgage payable approximate their fair values, as the interest rates on these securities are variable and approximate current market interest rates. The Company determines the fair value of fixed rate mortgage notes payable and junior subordinated notes by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
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

Year Ended December 31,
	2023		2022
	Discount Rate	Prepayment Rate	Discount Rate	Prepayment Rate
SBA 7(a) loans receivable, subject to credit risk	7.83% - 11.00%	4.88% - 17.50%	11.00% - 11.25%	5.00% - 17.00%
SBA 7(a) loans receivable, subject to loan-backed notes	10.00% - 11.00%	4.88% - 17.50%	N/A	N/A
SBA 7(a) loans receivable, subject to secured borrowings	10.00% - 10.50%	5.00% - 17.50%	11.00% - 11.25%	5.00% - 17.00%
Derivative Instruments— The Company’s derivative instrument is comprised of an interest rate cap. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of this instrument is determined using interest rate market pricing models. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the respective counterparties.
Other Financial Instruments—The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at December 31, 2023 and 2022. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on the Company’s consolidated balance sheets are as follows:

	December 31, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Level
	(in thousands)
Assets:
SBA 7(a) loans receivable, subject to loan-backed notes	$43,263	$46,701	$—	$—	3
SBA 7(a) loans receivable, subject to credit risk	$10,539	$10,482	$56,237	$58,432	3
SBA 7(a) loans receivable, subject to secured borrowings	$3,105	$3,105	$6,158	$6,237	3
SBA 7(a) loans receivable, held for sale	$98	$82	$152	$126	3
Liabilities:
Mortgages payable (1)	$163,700	$158,529	$97,100	$90,002	2, 3
Junior subordinated notes (1)	$27,070	$24,667	$27,070	$25,067	3

(1)The carrying amounts for the mortgages payable and junior subordinated notes represents the principal outstanding amounts, excluding deferred debt issuance costs and discounts.
14. RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
Asset Management and Other Fees to Related Parties
Asset Management Fees; Administrative Fees and Expenses—CIM Urban Partners, L.P., a wholly owned subsidiary of the Company, and CIM Capital, LLC, an affiliate of CIM Group (“CIM Capital”), have an investment management agreement, pursuant to which CIM Urban engaged CIM Capital to provide certain services to CIM Urban (the “Investment Management Agreement”). CIM Capital has assigned its duties under the Investment Management Agreement to its four wholly owned subsidiaries: CIM Capital Securities Management, LLC, a securities manager, CIM Capital RE Debt Management, LLC, a debt manager, CIM Capital Controlled Company Management, LLC, a controlled company manager, and CIM Capital Real Property Management, LLC, a real property manager. The “Operator” refers to CIM Capital and its four wholly owned subsidiaries.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
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
In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and/or reimbursement for performing certain services for the Company and its subsidiaries that are not covered by the Base Fee. During the years ended December 31, 2023 and 2022, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, operational and on-going support in connection with the Company’s offering of Preferred Stock. The Company will also reimburse the Administrator for the Company’s share of broken deal expenses that are incurred by the Administrator and its affiliates (i.e., fees and expenses relating to investments that were contemplated but the Company did not make and/or transactions that could have been executed by the Company but that the Company did not consummate, including fees and expenses associated with performing due diligence review and negotiating the terms of such investments or transactions). The Administrator’s compensation is based on the salaries and benefits of the employees of the Administrator and/or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of the Company and its subsidiaries). The expense for such services is included in expense reimbursements to related parties—corporate in the accompanying consolidated statements of operations.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Asset Management Fees:
Asset management fees (1)	$2,627	$3,570
Property Management Fees and Reimbursements:
Property management fees(2)	$2,107	$1,747
Onsite management and other cost reimbursement(3)	$5,794	$2,838
Leasing commissions(4)	$101	$794
Construction management fees(5)	$308	$398
Development management reimbursements(6)	$1,321	$—
Administrative Fees and Expenses:
Expense reimbursements to related parties - corporate	$2,342	$1,925
Lending Segment Expenses:
Expense reimbursements to related parties - lending segment (7)	$2,579	$1,929
Offering-Related Fees:
Upfront dealer manager and trailing dealer manager fees (8)	$1,391	$1,996
Non-issuance specific offering costs (9)	$623	$689

(1)The Company issued to the Operator 110,285 shares of Series A1 Preferred Stock in lieu of cash payment for the asset management fees incurred during the nine months ended September 30, 2022.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
(2)Does not include the company’s share of the property management fees from the Unconsolidated Joint Ventures of $78,000 and $40,000 for the years ended December 31, 2023 and 2022, respectively.
(3)Does not include the Company’s share of the onsite management and other cost reimbursements from the Unconsolidated Joint Ventures of $336,000 and $94,000 for the years ended December 31, 2023 and 2022, respectively.
(4)Does not include the Company’s share of the leasing commissions from the Unconsolidated Joint Ventures of $32,000 and $4,000 for the year ended December 31, 2023 and 2022, respectively.
(5)Does not include the Company’s share of the construction management fees from the Unconsolidated Joint Ventures of $183,000 and $21,000 for the years ended December 31, 2023 and 2022, respectively.
(6)Does not include the Company’s share of the development management reimbursements from the Unconsolidated Joint Ventures of $481,000 for the year ended December 31, 2023.
(7)Expense reimbursements to related parties - lending segment do not include personnel costs capitalized to deferred loan origination costs of $121,000 and $136,000 for the years ended December 31, 2023 and 2022, respectively.
(8)Represents fees earned by CCO Capital and allocated to Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock.
(9)As of December 31, 2023 and 2022, $2.5 million and $2.3 million, respectively, was included in deferred costs as reimbursable expenses incurred pursuant to the Master Services Agreement and the then applicable dealer manager agreement with CCO Capital. These non-issuance specific costs are allocated against the gross proceeds from the sale of the Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock on a pro rata basis for each issuance as a percentage of the total offering.
As of December 31, 2023 and 2022, due to related parties consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Asset management fees	$555	$812
Property management fees and reimbursements	1,505	1,214
Expense reimbursements - corporate	613	466
Expense reimbursements - lending segment	156	124
Upfront dealer manager and trailing dealer manager fees	283	454
Non-issuance specific offering costs	61	17
Other amounts due to the CIM Management Entities and certain of its affiliates	290	68
Total due to related parties	$3,463	$3,155
Investments with Affiliates of CIM Group
In February 2022, the Company invested with the 1910 Sunset JV Partner, a CIM-managed separate account, in the 1910 Sunset JV which purchased an office property in Los Angeles, California for a gross purchase price of approximately $51.0 million, of which the Company initially contributed approximately $22.4 million and the 1910 Sunset JV Partner initially contributed the remaining balance. See Note 2 and Note 4 for more information.
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
In October 2023, the Company and the 1015 N Mansfield JV Partner acquired from an unrelated third-party a 100% fee-simple interest in a plot of land located in the Sycamore media district of Los Angeles, California for a gross purchase price of $18.0 million (excluding transaction costs). The property has a site area of approximately 44,141 square feet and contains a parking garage that has been leased to a third party tenant. The site is being evaluated for different creative office development options. The Company owns 28.8% of the 1015 N Mansfield JV.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
Other
On May 15, 2019, an affiliate of CIM Group entered into an approximately 11-year lease for approximately 32,000 rentable square feet with respect to a property owned by the Company (4750 Wilshire). The lease was amended on August 7, 2019 to reduce the rentable square feet to approximately 30,000 rentable square feet. In February 2023, the Company sold an 80% interest in 4750 Wilshire and now holds its retained 20% interest in the property through the 4750 Wilshire JV. Prior to the sale, for the three months ended March 31, 2023, the Company recorded rental and other property income related to this tenant of $194,000 and for the year ended December 31, 2022, recorded rental and other property income from the tenant of $1.5 million. For the year ended December 31, 2023, the Company’s share of the income from the tenant earned by the 4750 Wilshire JV was $170,000.
During the year ended December 31, 2023, the Company acquired an interest in four assets from entities indirectly wholly owned by a fund that is managed by affiliates of CIM Group for $282.9 million (exclusive of transactions costs). See Note 3 and Note 7 for more information.
15. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer when the terms established in the contract are met. The Company’s outstanding commitments to fund loans were $12.6 million as of December 31, 2023, all of which are for prime-based loans to be originated by the Company’s subsidiary engaged in SBA 7(a) Small Business Loan Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, the Company has certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. the Company had a total of $5.0 million in future obligations under leases to fund tenant improvements and other future construction obligations as of December 31, 2023. As of December 31, 2023, $2.5 million was funded to reserve accounts included in restricted cash on the Company’s consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreement entered into in June 2016.
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
SBA Related—If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced under the Paycheck Protection Program or the SBA 7(a) Small Business Loan Program, the SBA may seek recovery of the principal loss related to the deficiency from the Company. As of December 31, 2023, the Company serviced an aggregate of $236.8 million of the guaranteed portion of SBA

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
7(a) loans. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from the Company in the event that a loss is deemed to be attributable to technical deficiencies. Based on historical experience, the Company does not expect that this contingency is probable to be asserted. However, if asserted, it could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flow or the Company’s ability to satisfy its debt service obligations or to maintain its level of distributions on Common Stock or Preferred Stock.
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
16. LEASES
Future minimum rental revenue under long-term operating leases as of December 31, 2023, excluding tenant reimbursements of certain costs, are as follows (excludes unconsolidated properties, in thousands):

Years Ending December 31,	Total
2024	$62,035
2025	33,055
2026	23,491
2027	15,866
2028	12,381
Thereafter	37,929
$184,757

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
17. INCOME TAXES
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
The provision for income taxes results in effective tax rates that differ from federal and state statutory rates. A reconciliation of the provision for income tax attributable to the TRSs’ income from continuing operations computed at federal statutory rates to the income tax provision reported in the financial statements is as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Income from continuing operations before income taxes for TRSs	$4,711	$6,128

Expected federal income tax provision	$989	$1,287
State income taxes	44	43
Change in valuation allowance	(2,619)	300
Other	2,814	(499)
Income tax provision	$1,228	$1,131
The components of the Company’s net deferred tax asset, which are included in other assets, are as follows:

	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Net operating losses	$44	$2,664
Secured borrowings—government guaranteed loans	21	54
Other	232	145
Total gross deferred tax assets	297	2,863
Valuation allowance	(52)	(2,670)
	245	193
Deferred tax liabilities:
Loans receivable	—	(71)
	—	(71)
Deferred tax asset, net	$245	$122
The net operating loss carryforwards as of December 31, 2023 and 2022 were generated by TRSs and are available to offset future taxable income of these TRSs.
The increase in the valuation allowance recorded in 2023 was $2,619,000.
The periods subject to examination for the Company’s federal and state income tax returns are 2020 through 2023. As of December 31, 2023 and 2022, no reserves for uncertain tax positions have been established and the Company does not anticipate any material changes in the amount of unrecognized tax benefits recorded to occur within the next 12 months.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
18. SEGMENT DISCLOSURE
The Company’s reportable segments during the year ended December 31, 2023 consist of three types of commercial real estate properties, namely office, hotel and multifamily, as well as a segment for the Company’s lending business. The Company’s reportable segments during the year ended December 31, 2022 consist of two types of commercial real estate properties, namely office and hotel, as well as a segment for the Company’s lending business. Management internally evaluates the operating performance and financial results of the segments based on net operating income. The Company also has certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in Note 2.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
The net operating income (loss) of the Company’s segments for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Office:
Revenues	$55,033	$55,928
Property expenses:
Operating	25,731	26,537
General and administrative	344	225
Total property expenses	26,075	26,762
(Loss) income from unconsolidated entities	(582)	164
Segment net operating income—office	28,376	29,330
Hotel:
Revenues	41,096	35,213
Property expenses:
Operating	27,959	23,989
General and administrative	33	110
Total property expenses	27,992	24,099
Segment net operating income—hotel	13,104	11,114
Multifamily:
Revenues	11,224	—
Property expenses:
Operating	8,803	—
General and administrative	661	—
Total property expenses	9,464	—
Income from unconsolidated entity	155
Segment net operating income—multifamily	1,915	—
Lending:
Revenues	11,458	10,765
Lending expenses:
Interest expense	3,692	552
Expense reimbursements to related parties—lending segment	2,579	1,929
General and administrative	1,628	1,904
Total lending expenses	7,899	4,385
Segment net operating income—lending	3,559	6,380
Total segment net operating income	$46,954	$46,824

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
A reconciliation of the Company’s segment net operating income to net income attributable to the Company for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Total segment net operating income	$46,954	$46,824
Interest and other income	447	—
Asset management and other fees to related parties	(2,627)	(3,570)
Expense reimbursements to related parties—corporate	(2,342)	(1,925)
Interest expense	(31,406)	(9,052)
General and administrative	(5,453)	(4,630)
Transaction costs	(4,421)	(223)
Depreciation and amortization	(52,484)	(20,348)
Gain on sale of real estate	1,104	—
(Loss) income before provision for income taxes	(50,228)	7,076
Provision for income taxes	(1,228)	(1,131)
Net (loss) income	(51,456)	5,945
Net loss (income) attributable to noncontrolling interests	2,971	(27)
Net (loss) income attributable to the Company	$(48,485)	$5,918
The condensed assets for each of the segments as of December 31, 2023 and 2022, along with capital expenditures and loan originations for the years ended December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
	(in thousands)
Condensed assets:
Office	$419,443	$471,677
Hotel	95,998	99,082
Multifamily	278,492	—
Lending	76,374	76,148
Non-segment assets	20,893	43,341
Total assets	$891,200	$690,248

	Year Ended December 31,
	2023	2022
	(in thousands)
Capital expenditures (1) and loan originations:
Office	$7,395	$9,094
Hotel	2,098	414
Multifamily	1,476	—
Total capital expenditures	10,969	9,508
Loan originations	45,188	40,619
Total capital expenditures and loan originations	$56,157	$50,127

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022
and for the Years Ended December 31, 2023 and 2022 (Continued)
(1)Represents additions and improvements to real estate investments, excluding acquisitions. Includes the activity for dispositions through their respective disposition dates.
19. SUBSEQUENT EVENTS
Dividend Declaration
On March 27, 2024, the Company declared a cash dividend of $0.085 per share of its Common Stock, to be paid on April 22, 2024 to stockholders of record at the close of business on April 8, 2024.

Schedule III—Real Estate and Accumulated Depreciation
December 31, 2023
(in thousands)

		Initial Cost		Net Improvements (Write-Offs) Since Acquisition	Gross Amount at Which Carried (2)
Property Name, City and State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Acc. Deprec.	Year Built / Renovated	Year of Acquisition
Office
3601 S Congress Avenue (1)
Austin, TX	$—	$9,569	$18,593	$14,976	$9,569	$33,569	$43,138	$10,468	1918 / 2001 & 2020	2007
1 Kaiser Plaza
Oakland, CA	97,100	9,261	113,619	14,353	9,261	127,972	137,233	54,338	1970 / 2008	2008
2 Kaiser Plaza Parking Lot (1)
Oakland, CA	—	10,931	110	3,624	10,931	3,734	14,665	—	N/A	2015
11600 Wilshire Boulevard (1)
Los Angeles, CA	—	3,477	18,522	2,780	3,477	21,302	24,779	7,902	1955	2010
11620 Wilshire Boulevard (1)
Los Angeles, CA	—	7,672	51,999	8,214	7,672	60,213	67,885	21,902	1976	2010
4750 Wilshire Boulevard
Los Angeles, CA	—	4,000	—	172	4,000	172	4,172	—	1984 / 2014	2014
Lindblade Media Center
Los Angeles, CA	—	6,341	11,568	721	6,341	12,289	18,630	3,136	1930 & 1957 / 2010	2014
1037 N Sycamore
Los Angeles, CA	—	1,839	1,094	130	1,839	1,224	3,063	81	2000 / 2021	2021
1130 Howard Street (1)
San Francisco, CA	—	8,290	10,480	(49)	8,290	10,431	18,721	1,706	1930 / 2016 & 2017	2017
9460 Wilshire Boulevard (1)
Los Angeles, CA	—	52,199	76,730	3,038	52,199	79,768	131,967	12,677	1959 / 2008	2018
1021 E 7th Street
Austin, TX	—	4,979	733	(188)	4,979	545	5,524	112	1972 / 2001	2020
3101 S Western Avenue
Los Angeles, CA	—	2,279	—	1,091	2,279	1,091	3,370	—	N/A	2022
3022 S Western Avenue
Los Angeles, CA	—	5,638	156	716	5,638	872	6,510	12	N/A	2022
1007 E 7th Street
Austin, TX	—	1,866	6	264	1,866	270	2,136	—	1920	2022
3109 S Western Avenue
Los Angeles, CA	—	712	2	117	712	119	831	—	N/A	2022
Channel House
Oakland, CA	87,000	17,214	103,553	214	17,214	103,767	120,981	2,934	2021	2023
1150 Clay
Oakland, CA	66,600	16,643	115,828	288	16,643	116,116	132,759	2,968	2021	2023
F3 Land Site
Oakland, CA	—	251	—	31	251	31	282	—	N/A	2023
466 Water Street Land Site
Oakland, CA	—	2,505	—	95	2,505	95	2,600	—	N/A	2023

Hotel
Sheraton Grand Hotel (1)
Sacramento, CA	—	3,498	107,447	818	3,498	108,265	111,763	41,538	2001	2008
Sheraton Grand Hotel Parking & Retail (1)
Sacramento, CA	—	6,551	10,996	322	6,551	11,318	17,869	4,342	2001	2008
	$250,700	$175,715	$641,436	$51,727	$175,715	$693,163	$868,878	$164,116

(1)These properties collateralize the revolving credit facility, which had a $153.2 million outstanding balance as of December 31, 2023.
(2)The aggregate gross cost of property included above for federal income tax purposes approximates $956.9 million (unaudited) as of December 31, 2023.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2023
(in thousands)
The following table reconciles the Company’s investments in real estate from January 1, 2022 to December 31, 2023:

	Year Ended December 31,
	2023	2022
	(in thousands)
Investments in Real Estate
Balance, beginning of period	$660,413	$642,702

Additions:
Improvements	10,969	10,548
Property acquisitions	255,993	10,756
Deductions:
Asset sales	(49,484)	—
Retirements	(9,013)	(3,593)
Balance, end of period	$868,878	$660,413
The following table reconciles the accumulated depreciation from January 1, 2022 to December 31, 2023:

	Year Ended December 31,
	2023	2022
	(in thousands)
Accumulated Depreciation
Balance, beginning of period	$(158,407)	$(144,718)

Additions: depreciation	(22,384)	(17,282)
Deductions:
Assets held for sale	—	—
Asset sales	7,662	—
Retirements	9,013	3,593
Balance, end of period	$(164,116)	$(158,407)

Schedule IV—Mortgage Loans on Real Estate
December 31, 2023
(dollars in thousands, except footnotes)

												Principal
												Amount of
												Loans Subject
Geographic	Number						Final			Carrying		to Delinquent
Dispersion of	of	Size of Loans					Maturity			Amount of		Principal or
Collateral	Loans	From	To	Interest Rate			Date Range			Mortgages		“Interest”

SBA 7(a) Loans - States 2% or greater (1) (2):
Ohio	16	$100	$800	9.75%	to	11.25%	07/28/41	—	11/06/48	$7,876		$—
Texas	19	$20	$850	9.50%	to	11.25%	07/13/34	—	06/13/48	7,140		—
Michigan (3)	14	$20	$940	9.00%	to	11.25%	12/10/34	—	12/18/48	4,044		198
Florida	11	$30	$1,030	10.50%	to	11.25%	06/29/32	—	02/07/48	3,957		—
Indiana	7	$80	$930	10.00%	to	11.25%	05/14/36	—	08/26/46	2,770		—
Louisiana	6	$60	$960	9.50%	to	11.25%	11/22/31	—	12/07/48	2,408		—
West Virginia	7	$50	$850	10.00%	to	11.25%	09/25/31	—	09/07/47	2,400		—
Kentucky	7	$60	$430	10.25%	to	11.25%	03/11/33	—	05/08/48	1,893		—
Pennsylvania	4	$290	$660	10.25%	to	11.25%	03/05/40	—	11/29/43	1,810		—
North Carolina	7	$50	$760	10.25%	to	11.25%	09/08/32	—	04/25/47	1,771		—
Illinois	9	$50	$280	10.25%	to	11.25%	09/08/39	—	10/26/47	1,564		—
New York	4	$190	$700	10.50%	to	11.25%	02/11/47	—	09/26/48	1,472		—
Washington	2	$300	$1,140	10.00%	to	10.75%	03/09/46	—	10/12/48	1,435		—
Colorado	4	$260	$500	10.00%	to	10.75%	02/17/41	—	05/22/48	1,406		—
Montana	4	$150	$470	9.50%	to	11.00%	07/14/45	—	10/10/48	1,365		—
New Mexico	4	$90	$750	9.50%	to	11.25%	11/17/34	—	04/19/48	1,329		—
Georgia	5	$100	$320	10.50%	to	11.25%	12/28/34	—	08/11/47	1,133		—
Other	39	$20	$850	9.50%	to	11.25%	07/27/25	—	11/17/49	9,831		—
Government guaranteed portions (4)										74		—
SBA 7(a) loans, subject to secured borrowings (5)										3,007		—
Current expected credit losses										(1,680)		—
	169									$57,005	(6)	$198

(1)Includes $724,000 of loans with subordinate lien positions.
(2)Interest rates are variable at spreads over the prime rate unless otherwise noted.
(3)Includes a loan with a retained face value of $172,000 and a fixed interest rate of 9.00%.
(4)Represents the government guaranteed portions of the Company’s SBA 7(a) loans detailed above retained by us. As there is no risk of loss to us related to these portions of the guaranteed loans, the geographic information is not presented as it is not meaningful.
(5)Represents the guaranteed portion of SBA 7(a) loans which were sold with the proceeds received from the sale reflected as secured borrowings. For Federal income tax purposes, these proceeds are treated as sales and reduce the carrying value of loans receivable.
(6)For Federal income tax purposes, the aggregate cost basis of the Company’s loans was approximately $54.5 million (unaudited).

Schedule IV—Mortgage Loans on Real Estate (Continued)
December 31, 2023
(in thousands)

	Year Ended December 31,
	2023	2022
Balance, beginning of period	$62,547	$73,543

Additions during period:
New loans	45,188	40,619
Other - deferral of loan origination costs	742	1,086
Other - bad debt recovery	125	—
Other - accretion of loan discounts, net of amortization of deferred origination costs	1,643	1,836

Deductions during period:
Collections of principal	(16,843)	(20,250)
Cost of mortgages sold, net	(35,614)	(34,124)
Other - adoption of ASU 2016-13 (1)	(783)	—
Other - bad debt expense	—	(163)
Balance, end of period	$57,005	$62,547

(1)Effective January 1, 2023, the Company adopted ASU 2016-13 and recorded a cumulative adjustment of $783,000 representing a non cash transaction.