Form 10-Q
period 2024-06-30
Creative Media & Community Trust Corp
filed 2024-08-08
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One):
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 1, 2024, the Registrant had outstanding 22,786,741 shares of common stock, par value $0.001 per share.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

PART I
Financial Information
Item 1.
Financial Statements
CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Investments in real estate, net	$699,329	$704,762
Investments in unconsolidated entities	34,502	33,505
Cash and cash equivalents	29,323	19,290
Restricted cash	21,517	24,938
Loans receivable, net (Note 5)	57,676	57,005
Accounts receivable, net	5,731	5,347
Deferred rent receivable and charges, net	28,000	28,222
Other intangible assets, net	3,758	3,948
Other assets	11,392	14,183
TOTAL ASSETS	$891,228	$891,200
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$485,114	$471,561
Accounts payable and accrued expenses	26,816	26,426
Due to related parties	5,903	3,463
Other liabilities	11,936	12,981
Total liabilities	529,769	514,431
COMMITMENTS AND CONTINGENCIES (Note 15)
REDEEMABLE PREFERRED STOCK: Series A1 cumulative redeemable preferred stock, $0.001 par value; 27,848,926 and 27,904,974 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 364,754 shares issued and outstanding as of June 30, 2024 and no shares issued or outstanding as of December 31, 2023; liquidation preference of $25.00 per share, subject to adjustment	8,298	—
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 33,934,521 and 34,611,501 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 8,820,338 and 6,754,859 shares issued and outstanding, respectively, as of June 30, 2024 and 8,820,338 and 7,431,839 shares issued and outstanding, respectively, as of December 31, 2023; liquidation preference of $25.00 per share, subject to adjustment	168,844	185,704
Series A1 cumulative redeemable preferred stock, $0.001 par value; 27,848,926 and 27,904,974 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 11,327,248 and 11,176,174 shares issued and outstanding, respectively, as of June 30, 2024 and 10,473,369 and 10,378,343 shares issued and outstanding, respectively, as of December 31, 2023; liquidation preference of $25.00 per share, subject to adjustment	276,795	256,935
Series D cumulative redeemable preferred stock, $0.001 par value; 26,991,590 shares authorized as of June 30, 2024 and December 31, 2023; 56,857 and 48,447 shares issued and outstanding, respectively, as of June 30, 2024 and 56,857 and 48,447 shares issued and outstanding, respectively, as of December 31, 2023; liquidation preference of $25.00 per share, subject to adjustment	1,190	1,190
Common stock, $0.001 par value; 900,000,000 shares authorized; 22,786,741 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	23	23
Additional paid-in capital	851,979	852,476
Distributions in excess of earnings	(947,762)	(921,925)
Total stockholders’ equity	351,069	374,403
Non-controlling interests	2,092	2,366
Total equity	353,161	376,769
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$891,228	$891,200
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES:
Rental and other property income	$19,249	$18,052	$38,022	$32,938
Hotel income	11,696	11,182	22,960	22,105
Interest and other income	3,494	3,526	7,455	6,629
Total Revenues	34,439	32,760	68,437	61,672
EXPENSES:
Rental and other property operating	17,196	16,979	35,177	32,204
Asset management and other fees to related parties	425	627	819	1,347
Expense reimbursements to related parties—corporate	612	677	1,217	1,205
Expense reimbursements to related parties—lending segment	673	910	1,236	1,518
Interest	9,226	8,709	18,203	14,945
General and administrative	1,403	1,684	3,022	3,609
Transaction-related costs	135	—	825	3,360
Depreciation and amortization	6,456	20,472	12,934	29,974
Total Expenses	36,126	50,058	73,433	88,162
Income (loss) from unconsolidated entities	1,123	(904)	797	(136)
Gain on sale of real estate (Note 3)	—	—	—	1,104
LOSS BEFORE PROVISION FOR INCOME TAXES	(564)	(18,202)	(4,199)	(25,522)
Provision for income taxes	288	159	558	415
NET LOSS	(852)	(18,361)	(4,757)	(25,937)
Net loss attributable to non-controlling interests	56	1,002	231	1,627
NET LOSS ATTRIBUTABLE TO THE COMPANY	(796)	(17,359)	(4,526)	(24,310)
Redeemable preferred stock dividends declared or accumulated (Note 11)	(7,876)	(6,141)	(15,635)	(11,532)
Redeemable preferred stock deemed dividends (Note 11)	(428)	—	(428)	—
Redeemable preferred stock redemptions (Note 11)	(567)	(315)	(1,373)	(688)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(9,667)	$(23,815)	$(21,962)	$(36,530)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$(0.43)	$(1.05)	$(0.97)	$(1.61)
Diluted	$(0.43)	$(1.05)	$(0.97)	$(1.61)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	22,738	22,707	22,738	22,707
Diluted	22,738	22,707	22,738	22,707
   The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts) (Unaudited)

	Six Months Ended June 30, 2024
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2023	22,786,741	$23	17,858,629	$443,829	$852,476	$(921,925)	$374,403	$2,366	$376,769
Stock-based compensation expense	—	—	—	—	55	—	55	—	55
Common dividends ($0.085 per share)	—	—	—	—	—	(1,937)	(1,937)	—	(1,937)
Issuance of Series A1 Preferred Stock	—	—	853,879	21,246	(2,180)	—	19,066	—	19,066
Redemption of Series A1 Preferred Stock	—	—	(24,046)	(595)	52	(24)	(567)	—	(567)
Dividends to holders of Series A1 Preferred Stock ($0.48938 per share)	—	—	—	—	—	(5,251)	(5,251)	—	(5,251)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Redemption of Series A Preferred Stock	—	—	(389,506)	(9,698)	831	(776)	(9,643)	—	(9,643)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,491)	(2,491)	—	(2,491)
Net loss	—	—	—	—	—	(3,730)	(3,730)	(175)	(3,905)
Balances, March 31, 2024	22,786,741	$23	18,298,956	$454,782	$851,234	$(936,151)	$369,888	$2,191	$372,079
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(43)	(43)
Stock based compensation expense	—	—	—	—	55	—	55	—	55
Common dividends ($0.085 per share)	—	—	—	—	—	(1,937)	(1,937)	—	(1,937)
Redemption of Series A1 Preferred Stock	—	—	(32,002)	(791)	69	(16)	(738)	—	(738)
Dividends to holders of Series A1 Preferred Stock ($0.48938 per share)	—	—	—	—	—	(5,491)	(5,491)	—	(5,491)
Redeemable preferred stock accretion	—	—	—	—	—	(428)	(428)	—	(428)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Redemption of Series A Preferred Stock	—	—	(287,474)	(7,162)	621	(558)	(7,099)	—	(7,099)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,368)	(2,368)	—	(2,368)
Net loss	—	—	—	—	—	(796)	(796)	(56)	(852)
Balances, June 30, 2024	22,786,741	$23	17,979,480	$446,829	$851,979	$(947,762)	$351,069	$2,092	$353,161

	Six Months Ended June 30, 2023
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2022	22,737,853	$23	13,570,353	$337,762	$861,721	$(837,846)	$361,660	$373	$362,033
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	(619)	(619)	—	(619)
Acquisition of non-controlling interests	—	—	—	—	—	—	—	5,002	5,002
Stock-based compensation expense	—	—	—	—	55	—	55	—	55
Common dividends ($0.085 per share)	—	—	—	—	—	(1,933)	(1,933)	—	(1,933)
Issuance of Series A1 Preferred Stock	—	—	1,032,433	25,569	(2,291)	—	23,278	—	23,278
Redemption of Series A1 Preferred Stock	—	—	(12,870)	(319)	28	(11)	(302)	—	(302)
Dividends to holders of Series A1 Preferred Stock ($0.39563 per share)	—	—	—	—	—	(2,559)	(2,559)	—	(2,559)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Reclassification of Series A Preferred stock to permanent equity	—	—	389,325	9,699	(887)	—	8,812	—	8,812
Redemption of Series A Preferred Stock	—	—	(189,753)	(4,723)	403	(362)	(4,682)	—	(4,682)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,810)	(2,810)	—	(2,810)
Net loss	—	—	—	—	—	(6,951)	(6,951)	(625)	(7,576)
Balances, March 31, 2023	22,737,853	$23	14,789,488	$367,988	$859,029	$(853,108)	$373,932	$4,750	$378,682
Stock based compensation expense	—	—	—	—	37	—	37	—	37
Common dividends ($0.085 per share)	—	—	—	—	—	(1,933)	(1,933)	—	(1,933)
Issuance of Series A1 Preferred Stock	—	—	1,195,589	29,582	(2,597)	—	26,985	—	26,985
Redemption of Series A1 Preferred Stock	—	—	(11,200)	(277)	23	(24)	(278)	—	(278)
Dividends to holders of Series A1 Preferred Stock $0.4425 per share)	—	—	—	—	—	(3,373)	(3,373)	—	(3,373)
Redemption of Series D Preferred Stock	—	—	(410)	(10)	—	—	(10)	—	(10)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Reclassification of Series A Preferred stock to permanent equity	—	—	300,846	7,462	(658)	—	6,804	—	6,804
Redemption of Series A Preferred Stock	—	—	(183,809)	(4,575)	401	(291)	(4,465)	—	(4,465)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,749)	(2,749)	—	(2,749)
Net loss	—	—	—	—	—	(17,359)	(17,359)	(1,002)	(18,361)
Balances, June 30, 2023	22,737,853	$23	16,090,504	$400,170	$856,235	$(878,854)	$377,574	$3,748	$381,322
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,757)	$(25,937)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	13,111	30,056
Gain on sale of real estate	—	(1,104)
Amortization of deferred debt origination costs	1,133	1,025
Amortization of premiums and discounts on debt	10	18
Unrealized premium adjustment	312	520
Amortization of deferred costs and accretion of fees on loans receivable, net	(92)	(195)
Write-offs (recoveries) of uncollectible receivables	314	(136)
Loss (gain) on interest rate caps	18	(275)
Deferred income taxes	31	31
Stock-based compensation	110	92
Income (loss) from unconsolidated entities	(797)	136
Loans funded, held for sale to secondary market	(10,821)	(13,359)
Proceeds from sale of guaranteed loans	8,559	12,722
Principal collected on loans subject to secured borrowings	582	708
Commitment fees remitted and other operating activity	(294)	(245)
Changes in operating assets and liabilities:
Accounts receivable	(771)	(848)
Other assets	1,132	(4,491)
Accounts payable and accrued expenses	(2,589)	13,152
Deferred leasing costs	(1,046)	(435)
Other liabilities	(1,045)	(3,585)
Due to related parties	2,440	1,570
Net cash provided by operating activities	5,540	9,420
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,782)	(6,455)
Acquisition of real estate	—	(96,731)
Proceeds from sale of real estate, net	1,096	30,613
Investment in unconsolidated entity	(530)	(6,680)
Distributions from unconsolidated entity	330	—
Loans funded	(3,607)	(4,769)
Principal collected on loans	5,105	6,333
Net cash used in investing activities	(1,388)	(77,689)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of revolving credit facilities, mortgages payable, term notes and principal on SBA 7(a) loan-backed notes	(6,428)	(151,162)
Proceeds from revolving credit facilities, term notes and mortgages	20,000	222,415
Proceeds from SBA 7(a) loan-backed notes	—	54,141
Payment of principal on secured borrowings	(582)	(708)
Payment of deferred preferred stock offering costs	(695)	(501)
Payment of deferred debt origination costs	(206)	(3,167)
Payment of common dividends	(3,874)	(3,866)
Net proceeds from issuance of Preferred Stock	27,873	51,024
Payment of Preferred Stock dividends	(15,527)	(15,713)
Redemption of Preferred Stock	(18,058)	(93,330)
Distributions to noncontrolling interests	(43)	—
Net cash provided by financing activities	2,460	59,133
(Continued)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2024	2023
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	6,612	(9,136)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	44,228	57,480
End of period	$50,840	$48,344
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$29,323	$24,561
Restricted cash	21,517	23,783
Total cash and cash equivalents and restricted cash	$50,840	$48,344
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$16,906	$13,032
Federal income taxes paid	$166	$500
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures, tenant improvements and real estate developments	$3,953	$3,813
Proceeds from the sale of real estate committed but not yet received	$—	$3,787
Other amounts due from Unconsolidated Joint Venture partners included in other assets	$396	$1,445
Non-cash contributions to Unconsolidated Joint Venture	$—	$8,600
Accrued preferred stock offering costs	$623	$134
Accrual of dividends payable to common stockholders	$1,937	$1,933
Accrual of dividends payable to preferred stockholders	$2,617	$2,088
Preferred stock offering costs offset against redeemable preferred stock in permanent equity	$508	$842
Preferred stock offering costs offset against redeemable preferred stock in temporary equity	$496	$—
Reclassification of Series A Preferred Stock from temporary equity to permanent equity	$—	$15,616
Reclassification of Series A Preferred Stock from permanent equity to accounts payable and accrued expenses	$—	$328
Mortgage notes assumed in connection with our acquisition of real estate	$—	$181,318
Redeemable preferred stock deemed dividends	$428	$—
Accrued redeemable preferred stock fees	$204	$369
Acquisition of non-controlling interests	$—	$5,002
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)

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
Interim Financial Information—The accompanying interim consolidated financial statements of the Company have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of the Company’s management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, included in the 2023 Form 10-K.
Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In determining whether the Company has controlling interests in an entity and the requirement to consolidate the accounts in that entity, the Company analyzes its investments in real estate in accordance with standards set forth in GAAP to determine whether they are variable interest entities (“VIEs”), and if so, whether the Company is the primary beneficiary. The Company’s judgment with respect to its level of influence or control over an entity and whether the Company is the primary beneficiary of a VIE involves consideration of various factors, including the form of the Company’s ownership interest, the Company’s voting interest, the size of the Company’s investment (including loans), and the Company’s ability to participate in major policy-making decisions. The Company’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in real estate on the Company’s consolidated financial statements. As of June 30, 2024, the Company has determined that the trust formed for the benefit of the note holders (the “Trust”) for the securitization of the unguaranteed portion of certain of the Company’s SBA 7(a) loans receivable is considered a VIE. Applying the consolidation requirements for VIEs, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. In addition, as of June 30, 2024, the Company has determined that its Unconsolidated Joint Ventures (as defined below) are considered VIEs. Applying the consolidation requirements for VIEs, the Company determined that it is not the primary beneficiary based on its lack of power to direct activities and its obligations to absorb losses and right to receive benefits. Therefore, the Unconsolidated Joint Ventures do not qualify for consolidation. The Company accounts for its investments in Unconsolidated Joint Ventures as equity method investments.
Investments in Real Estate—Investments in real estate are stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited) – (Continued)

Buildings and improvements	15 - 40 years
Furniture, fixtures, and equipment	3 - 5 years
Tenant improvements	Lesser of useful life or lease term
The fair value of real estate acquired is recorded to acquired tangible assets, consisting primarily of land, land improvements, building and improvements, tenant improvements, furniture, fixtures, and equipment, and identified intangible assets and liabilities, consisting of the value of acquired above-market and below-market leases, in-place leases and ground leases, if any, based in each case on their respective relative fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market rate loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.
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
Recoverability of Investments in Real Estate—The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Investments in real estate are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the asset. The Company did not recognize any impairment of long-lived assets during the three and six months ended June 30, 2024 and 2023 (Note 3).
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
June 30, 2024 (Unaudited) – (Continued)
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
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases when collectability is probable and the tenant has taken possession or controls the physical use of the leased asset. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as an incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. As of June 30, 2024 and December 31, 2023, lease incentives of $3.9 million and $3.9 million, respectively, are presented net of accumulated amortization of $3.5 million and $3.3 million, respectively.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited) – (Continued)
For the three and six months ended June 30, 2024 and 2023, the Company recognized rental income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Rental and other property income
Fixed lease payments (1)	$16,338	$15,198	$32,686	$27,672
Variable lease payments (2)	2,911	2,854	5,336	5,266
Rental and other property income	$19,249	$18,052	$38,022	$32,938
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
Collectability of Future Lease Payments
The Company continually reviews whether collection of future lease payments, including any straight-line rent, and current and future operating expense reimbursements from tenants is probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of future lease payments is not probable, the Company will record a reduction to rental and other property income and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of future lease payments is based on the best information available at the time of estimate. The Company does not use a general reserve approach. As of June 30, 2024 and December 31, 2023, the Company had identified certain tenants where collection was no longer considered probable and decreased outstanding receivables by $504,000 and $868,000, respectively, across all operating leases.
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
June 30, 2024 (Unaudited) – (Continued)
At inception of a contract with a customer for hotel goods and services, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate.
The Company presents hotel revenues net of sales, occupancy, and other taxes.
Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 17 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Hotel properties
Hotel income	$11,696	$11,182	$22,960	$22,105
Rental and other property income	345	402	835	892
Interest and other income	114	84	214	163
Hotel revenues	$12,155	$11,668	$24,009	$23,160
Tenant recoveries outside of the lease agreements
Tenant recoveries outside of the lease agreements are related to construction projects in which the Company’s tenants have agreed to fully reimburse the Company for all costs related to construction. These services include architectural, permit expediter and construction services. At inception of the contract with the customer, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate. While these individual services are distinct, in the context of the arrangement with the customer, all of these services are bundled together and represent a single package of construction services requested by the customer. The Company satisfies its performance obligation and recognizes revenues associated with these services over time as the construction is completed. No such amounts were recognized for tenant recoveries outside of the lease agreements for each of the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, there were no remaining performance obligations associated with tenant recoveries outside of the lease agreements.
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
Pursuant to the SBA 7(a) Program, the Company sells the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by the Company is recorded at fair value and a discount is recorded as a reduction in basis of the retained portion of the loan. Unamortized retained loan discounts were $8.0 million and $8.4 million as of June 30, 2024 and December 31, 2023, respectively.
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
June 30, 2024 (Unaudited) – (Continued)
few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the credit loss model have some amount of loss reserve to reflect the GAAP principal underlying the credit loss model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost. The Company recorded a cumulative-effective adjustment to the opening distributions in excess of earnings in its consolidated statement of equity as of January 1, 2023 of $619,000. This represents a total CECL reserve transition adjustment of approximately $783,000, net of a $164,000 deferred tax asset. As of June 30, 2024 and December 31, 2023, the Company had a total CECL of $1.6 million and $1.7 million, respectively.
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
Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred leasing costs, deferred offering costs (Note 11) deferred financing costs and other deferred costs. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred offering costs represent direct costs incurred in connection with the Company’s offerings of Series A1 Preferred Stock (as defined below), Series A Preferred Stock (as defined below), and, after January 2020, Series A Preferred Stock (as defined below) and Series D Preferred Stock (as defined below), excluding

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited) – (Continued)
costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other offering fees and expenses. Generally, for a specific issuance of securities, issuance-specific offering costs are recorded as a reduction of proceeds raised on the issuance date and offering costs incurred but not directly related to a specifically identifiable closing of a security are deferred. Deferred offering costs are first allocated to each issuance of a security on a pro-rata basis equal to the ratio of the number of securities issued in a given issuance to the maximum number of securities that are expected to be issued in the related offering. With respect to shares of Series A1 Preferred Stock issued in June 2024 and thereafter, in the event a holder of Series A1 Preferred Stock requests redemption of such shares and such redemption takes place prior to the first anniversary of the date of original issuance, the Company is required to pay such redemption in cash. As a result, beginning in June 2024 and thereafter, deferred offering costs allocated to each issuance are recorded as reductions to temporary equity and will subsequently be reclassified to permanent equity on the first anniversary of each issuance. In the case of the Series A Preferred Stock issued prior to February 2020, the issuance-specific offering costs and the deferred offering costs allocated to such issuance were further allocated to the Series A Preferred Stock and Series A Preferred Warrants issued in such issuance based on the relative fair value of the instruments on the date of issuance. The deferred offering costs allocated to the Series A Preferred Stock and Series A Preferred Warrants were reductions to temporary equity and permanent equity, respectively, with the deferred offering costs allocated to Series A Preferred Stock being reclassified from temporary equity to permanent equity on the first anniversary of each issuance. Deferred financing costs related to the securing of a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facilities.
As of June 30, 2024 and December 31, 2023, deferred rent receivable and charges consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Deferred rent receivable	$14,755	$14,757
Deferred leasing costs, net of accumulated amortization of $11,123 and $10,483, respectively	6,578	6,613
Deferred offering costs	5,114	4,925
Deferred financing costs, net of accumulated amortization of $1,138 and $764, respectively	1,062	1,436
Other deferred costs	491	491
Deferred rent receivable and charges, net	$28,000	$28,222

Redeemable Preferred Stock—Beginning on the date of original issuance of any given shares of Series A1 Preferred Stock, par value $0.001 per share (“Series A1 Preferred Stock”), with an initial stated value of $25.00 per share, subject to adjustment (the “Series A1 Preferred Stock Stated Value”), Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) with an initial stated value of $25.00 per share, subject to adjustment (the “Series A Preferred Stock Stated Value”), or Series D Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), with an initial stated value of $25.00 per share, subject to adjustment (the “Series D Preferred Stock Stated Value”), the holder of such shares has the right to require the Company to redeem such shares, subject to certain limitations as discussed in Note 11. The Company records the activity related to the Series A1 Preferred Stock (for issuances prior to June 2024), Series A Preferred Stock, Series A Preferred Warrants and Series D Preferred Stock in permanent equity. With respect to shares of Series A1 Preferred Stock issued in June 2024 and thereafter, in the event a holder of Series A1 Preferred Stock requests redemption of such shares and such redemption takes place prior to the first anniversary of the date of original issuance, the Company is required to pay such redemption in cash. As a result, beginning in June 2024 and thereafter, the Company records issuances of Series A1 Preferred Stock in temporary equity. With respect to shares of Series A1 Preferred Stock issued in June 2024 and thereafter, on the first anniversary of the date of original issuance of a particular share of Series A1 Preferred Stock the Company reclassifies such share of Series A1 Preferred Stock from temporary equity to permanent equity as the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date.
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
June 30, 2024 (Unaudited) – (Continued)
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
3. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Land	$175,682	$175,715
Land improvements	5,863	5,862
Buildings and improvements	635,273	633,299
Furniture, fixtures, and equipment	11,562	11,627
Tenant improvements	26,547	26,460
Work in progress	18,848	15,915
Investments in real estate	873,775	868,878
Accumulated depreciation	(174,446)	(164,116)
Net investments in real estate	$699,329	$704,762
For the three months ended June 30, 2024 and 2023, the Company recorded depreciation expense of $5.8 million and $5.9 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded depreciation expense of $11.7 million and $10.7 million, respectively.
2024 Transactions—There were no acquisitions or dispositions during the six months ended June 30, 2024.
2023 Transactions—During the six months ended June 30, 2023, the Company acquired an interest in the following properties from subsidiaries indirectly wholly-owned by a fund that is managed by affiliates of CIM Group. The purchases were accounted for as asset acquisitions.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited) – (Continued)

	Asset	Date of		Interest	Purchase
Property	Type	Acquisition	Units	Acquired	Price
					(in thousands)
Channel House	Multifamily(1)	January 31, 2023	333	89.4%	$134,615
F3 Land Site	Multifamily (1)	January 31, 2023	N/A	89.4%	$250
466 Water Street Land Site	Multifamily (1)	January 31, 2023	N/A	89.4%	$2,500
1150 Clay	Multifamily (2)	March 28, 2023	288	98.1%	$145,500

(1)Transaction costs that were capitalized as a component of the assets acquired and liabilities assumed in connection with the acquisition of these properties totaled $37,000, which are not included in the purchase prices above. The building at Channel House also includes approximately 1,864 square feet of retail space. The F3 Land Site is currently being utilized as a surface parking lot and being evaluated for future development options including hotel development but there are no formal plans in place to begin development as of June 30, 2024.
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

(1)The Company sold 80% of its interest in 4750 Wilshire Boulevard (excluding a vacant land parcel which was not included in the sale) to co-investors with whom the Company formed the 4750 Wilshire JV (defined in Note 4). At the acquisition date, the Company received net proceeds of $16.7 million and recorded a receivable of $17.7 million, all of which has been collected as of June 30, 2024. Additionally, as of June 30, 2024, the Company has a receivable of $396,000 due from the 4750 Wilshire JV included in other assets on the Company’s consolidated balance sheet related to development costs incurred by the Company at 4750 Wilshire Boulevard prior to the sale of 80% of its interest in the property to the 4750 Wilshire JV. The Company owns a 20% interest in the 4750 Wilshire JV and accounts for its investment as an equity method investment.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited) – (Continued)
The results of operations of the properties the Company acquired have been included in the consolidated statements of operations from the dates of acquisition. The following table summarizes the purchase price allocation of the aforementioned acquisitions during the six months ended June 30, 2023. There were no acquisitions during the six months ended June 30, 2024.

Six Months Ended June 30, 2023
(in thousands)
Land	$36,613
Land improvements	4,523
Buildings and improvements	206,717
Furniture, fixtures, and equipment	8,140
Acquired in-place leases (1)	27,210
Acquired above-market leases (2)	71
Acquired below-market leases (3)	(223)
Net assets acquired	$283,051

(1)The amortization period for the in-place leases acquired during the six months ended June 30, 2023 was approximately 6 months at the date of acquisition.
(2)The amortization period for the above-market leases acquired during the six months ended June 30, 2023 was approximately 7 months at the date of acquisition.
(3)The amortization period for the below-market leases acquired during the six months ended June 30, 2023 was approximately 5 months at the date of acquisition.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited) – (Continued)
4. INVESTMENT IN UNCONSOLIDATED ENTITIES
The following table details the Company’s equity method investments in its Unconsolidated Joint Ventures. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (dollars in thousands):

					Carrying Value
Joint Venture	Asset Type	Location	Acquisition Date	Ownership Interest	June 30, 2024	December 31, 2023
1910 Sunset Boulevard (1)	Office / Multifamily (Development)	Los Angeles, CA	February 11, 2022	44.2%	$12,039	$12,040
4750 Wilshire Boulevard (2)	Office / Multifamily (Development)	Los Angeles, CA	February 17, 2023	20.0%	9,413	9,119
1902 Park Avenue (3)	Multifamily	Los Angeles, CA	February 28, 2023	50.0%	6,658	7,082
1015 N Mansfield Avenue (4)	Office (Development)	Los Angeles, CA	October 10, 2023	28.8%	6,392	5,264
Total investments in unconsolidated entities					$34,502	$33,505
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
(4)1015 N Mansfield Avenue is an office building with a 44,141 square foot site area and a parking garage. The site is being evaluated for different development options, including creative office or other commercial space. As of June 30, 2024, this property was in pre-development phase and the Company has not finalized the formal development plan for the property.
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
The 1910 Sunset JV plans to begin a development program to renovate and modernize the building’s creative office space but the 1910 Sunset JV has not yet finalized the formal development plan for the property. Additionally, the 1910 Sunset JV has begun construction to build 36 multifamily units on the 1915 Park Avenue land parcel adjacent to the office building (the “1915 Park Project”). The 1915 Park Project is expected to be completed by the third quarter of 2025 and to cost approximately $19.3 million (the Company’s share of which will be $8.5 million). The 1910 Sunset JV plans to finance the project through a combination of cash from operations at its office property, additional equity contributions from existing investors, and proceeds from a mortgage loan from a third-party lender (which is in-place but currently has no outstanding borrowings and is subject to additional equity contribution requirements which have not yet been met). As of June 30, 2024, the 1910 Sunset JV had incurred total costs of $3.9 million in connection with the 1915 Park Project.
The Company recorded income of $300,000 and a loss of $1,000 related to its investment in the 1910 Sunset JV during the three and six months ended June 30, 2024, respectively, and a loss of $220,000 and $281,000 during the three and six months ended June 30, 2023, respectively. The Company’s investment in the 1910 Sunset JV was $12.0 million and its ownership percentage remained unchanged as of June 30, 2024.
4750 Wilshire Boulevard— In February 2023, three co-investors (the “4750 Wilshire JV Partners”) acquired an 80% interest in a property owned by a subsidiary of the Company located at 4750 Wilshire Boulevard in Los Angeles, California

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited) – (Continued)
(“4750 Wilshire”) for a gross sales price of $34.4 million (excluding transaction costs). The Company retained a 20% interest in 4750 Wilshire through an Unconsolidated Joint Venture arrangement between the Company and the 4750 Wilshire JV Partners (the “4750 Wilshire JV”). The 4750 Wilshire JV is converting two of the three floors of 4750 Wilshire from office-use into 68 for-lease multifamily units (the 4750 Wilshire Project), with the first floor of 4750 Wilshire continuing to function as 30,335 square feet of office space. The 4750 Wilshire Project is expected to be completed by the third quarter of 2024 and the total cost of the conversion is expected to be approximately $31.0 million (the Company’s share of which will be $6.2 million), which will be financed by a combination of equity contributions from the 4750 Wilshire JV Partners and a third-party construction loan, secured by 4750 Wilshire, which closed in March 2023 and that allows for total draws of $38.5 million (the “4750 Wilshire Construction Loan”). The Company provided a limited guarantee to the lender under the 4750 Wilshire Construction Loan. As of June 30, 2024, total costs of $23.6 million had been incurred by the 4750 Wilshire JV in connection with the 4750 Wilshire Project.
Pursuant to the co-investment agreement, the 4750 Wilshire JV pays an on-going management fee to the Company. In addition, the Company may earn incentive fees based on the performance of 4750 Wilshire after the conversion.
The Company recorded a loss of $207,000 and income of $194,000 related to its investment in the 4750 Wilshire JV during the three and six months ended June 30, 2024, respectively, and a loss of $490,000 and $493,000 during the three and six months ended June 30, 2023, respectively, in the consolidated statements of operations. The Company’s investment in the 4750 Wilshire JV was $9.4 million and its ownership percentage remained unchanged at 20% as of June 30, 2024.
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
The Company recorded a loss of $81,000 and $524,000 related to its investment in the 1902 Park JV during the three and six months ended June 30, 2024, respectively, and a loss of $194,000 and income of $638,000 during the three and six months ended June 30, 2023, respectively, in the consolidated statements of operations. The Company’s investment in the 1902 Park JV was $6.7 million as of June 30, 2024.
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
The Company recorded income of $1.1 million and $1.1 million related to its investment in the 1015 N Mansfield JV during the three and six months ended June 30, 2024, respectively, in the consolidated statements of operations. The Company’s investment in the 1015 N Mansfield JV was $6.4 million as of June 30, 2024.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited) – (Continued)
5. LOANS RECEIVABLE
Loans receivable consist of the following (in thousands):

	June 30, 2024	December 31, 2023
SBA 7(a) loans receivable, subject to credit risk	$12,665	$10,393
SBA 7(a) loans receivable, subject to loan-backed notes	40,655	43,983
SBA 7(a) loans receivable, subject to secured borrowings	2,484	3,105
SBA 7(a) loans receivable, held for sale	2,336	74
Loans receivable	58,140	57,555
Deferred capitalized costs, net	1,143	1,130
Current expected credit losses	(1,607)	(1,680)
Loans receivable, net	$57,676	$57,005
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
Current Expected Credit Losses
CECL reflects the Company’s current estimate of potential credit losses related to loans receivable included in the Company’s consolidated balance sheets as of June 30, 2024 pursuant to ASU 2016-13 as implemented effective January 1, 2023. Refer to Note 2 for further discussion of CECL.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited) – (Continued)
The following table presents the activity in the Company’s CECL for the six months ended June 30, 2024 and June 30, 2023 (dollar amounts in thousands):

Loans Receivable
Current expected credit losses as of December 31, 2023	$1,680
Net adjustment to reserve for expected credit losses	(36)
Current expected credit losses as of March 31, 2024	$1,644
Net adjustment to reserve for expected credit losses	(37)
Current expected credit losses as of June 30, 2024	$1,607

Allowance for credit losses as of December 31, 2022	$1,106
Transition adjustment on January 1, 2023	783
Net adjustment to reserve for expected credit losses	51
Current expected credit losses as of March 31, 2023	$1,940
Write-offs	(85)
Reserve for expected credit losses	(142)
Current expected credit losses as of June 30, 2023	$1,713
The net adjustments to the reserve for expected credit losses are recognized through net income on the Company’s consolidated statements of operations. During the three and six months ended June 30, 2024, the Company recorded a decrease of $37,000 and $73,000, respectively, in its CECL related to its loans receivable, which was recorded in general and administrative expenses in the consolidated statement of operations. During the three and six months ended June 30, 2023, the Company recorded a decrease of $142,000 and $91,000, respectively, in its CECL related to its loan receivable, which is recorded in general and administrative expenses in the consolidated statement of operations, and recorded a decrease due to write-offs of $85,000.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited) – (Continued)
The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans receivable portfolio as of June 30, 2024 by year of origination, loan type and risk rating (dollar amounts in thousands):

		Amortized Cost of Loans Receivable by Year of Origination As of June 30, 2024
	Number of Loans	2024	2023	2022	2021	2020	Prior	Total
Loans by internal risk rating:
1	106	$2,343	$6,460	$4,962	$6,248	$1,696	$11,783	$33,492
2	58	585	3,798	3,376	3,728	2,583	5,340	$19,410
3	1	—	—	—	418	—	—	$418
4	—	—	—	—	—	—	—	—
5	—	—	—	—	—	—	—	—
Total	165	$2,928	$10,258	$8,338	$10,394	$4,279	$17,123	$53,320
Plus: SBA 7(a) loans receivable, subject to secured borrowings (1)								2,484
Plus: Deferred capitalized costs, net								1,143
Less: Current expected credit losses								(1,607)
Less: Held for sale guaranteed portion								2,336
Total loans receivable, net								$57,676

Weighted average risk rating								1.4
____________________
(1)The Company does not assign a risk rating to its SBA 7(a) loans receivable that are subject to secured borrowings or the government guaranteed portion of loans held for sale. The Company has determined there is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.
Other
As of June 30, 2024 and December 31, 2023, 99.4% and 100.0%, respectively, of the Company’s loans subject to credit risk were concentrated in the hospitality industry. As of June 30, 2024 and December 31, 2023, 98.5% and 99.3%, respectively, of the Company’s loans subject to credit risk were current. The Company classifies loans with negative characteristics in substandard categories ranging from special mention to doubtful. As of June 30, 2024 and December 31, 2023, $2.7 million and $1.3 million, respectively, of loans subject to credit risk were classified in substandard categories.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited) – (Continued)
6. OTHER INTANGIBLE ASSETS AND LIABILITIES
A schedule of the Company’s intangible assets and liabilities and related accumulated amortization and accretion as of June 30, 2024 and December 31, 2023 is as follows (in thousands):

	June 30, 2024	December 31, 2023
Intangible assets:
Acquired in-place leases, net of accumulated amortization of $5,008 and $4,821, respectively, both with an average useful life of 6 years, respectively.	$797	$984
Acquired above-market leases, net of accumulated amortization of $33 and $30, respectively, both with an average useful life of 7 years, respectively	4	7
Trade name and license	2,957	2,957
Total intangible assets, net	$3,758	$3,948
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
During the three and six months ended June 30, 2024 and 2023, the Company recognized amortization related to its intangible assets and liabilities as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Acquired above-market lease amortization	$1	$34	$3	$58
Acquired in-place lease amortization	$93	$14,005	$187	$18,132
Acquired below-market lease amortization	$—	$141	$—	$150
A schedule of future amortization and accretion of acquired intangible assets and liabilities as of June 30, 2024, is as follows (in thousands):

	Assets
Years Ending December 31,	Acquired Above-Market Leases	Acquired In-Place Leases
2024 (Six months ended December 31, 2024)	$3	$186
2025	1	171
2026	—	123
2027	—	123
2028	—	122
Thereafter	—	72
	$4	$797

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited) – (Continued)
7. DEBT
The following table summarizes the debt balances as of June 30, 2024 and December 31, 2023, and the debt activity for the six months ended June 30, 2024 (in thousands):

		During the Six Months Ended June 30, 2024
	Balances as of December 31, 2023	Debt Issuances & Assumptions	Repayments	Accretion & (Amortization)	Balances as of June 30, 2024
Mortgages Payable:
Fixed rate mortgages payable	$163,700	$—	$—	$—	$163,700
Variable rate mortgage payable	87,000	—	—	—	87,000
	250,700	—	—	—	250,700
Deferred debt origination costs — Mortgages Payable	(954)	(206)	—	654	(506)
Total Mortgages Payable	249,746	(206)	—	654	250,194
Secured Borrowings — Government Guaranteed Loans:
Outstanding Balance	3,007	—	(582)	—	2,425
Unamortized premiums	100	—	—	(41)	59
Total Secured Borrowings — Government Guaranteed Loans	3,107	—	(582)	(41)	2,484
Other Debt:
2022 credit facility revolver	97,000	20,000	—	—	117,000
2022 credit facility term loan	56,230	—	—	—	56,230
Junior subordinated notes	27,070	—	—	—	27,070
SBA 7(a) loan-backed notes	41,394	—	(6,428)	—	34,966
Deferred debt origination costs — other	(1,588)	—	—	104	(1,484)
Discount on junior subordinated notes	(1,398)	—	—	52	(1,346)
Total Other Debt	218,708	20,000	(6,428)	156	232,436
Total Debt, Net	$471,561	$19,794	$(7,010)	$769	$485,114
Fixed Rate Mortgage Payable—The Company’s fixed rate mortgages payable are secured by a deed of trust on the properties underlying such mortgages and assignments of rents receivable. As of June 30, 2024, the Company’s fixed rate mortgages payable had fixed interest rates of 4.14% and 6.25% per annum, respectively, with payments of interest only due on July 1, 2026 and June 7, 2025, respectively. In regards to the mortgage payable maturing on June 7, 2025, the Company has a one-year extension option at its discretion. These loans are non-recourse.
Variable Rate Mortgages Payable—The Company’s variable rate mortgage payable is secured by a deed of trust on the property and assignment of rents receivable. As of June 30, 2024, the Company’s variable rate mortgage payable had a variable interest rate of SOFR plus 3.36%, with monthly payments of interest only due on July 7, 2025 with an extension option subject to certain conditions being met. The loan is non-recourse.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited) – (Continued)
Secured Borrowings—Government Guaranteed Loans—Secured borrowings—government guaranteed loans represent sold loans which are treated as secured borrowings because the loan sales did not meet the derecognition criteria provided for in ASC 860-30, Secured Borrowing and Collateral. These loans included cash premiums that are amortized as a reduction to interest expense over the life of the loan using the effective interest method and are fully amortized when the underlying loan is repaid in full. As of June 30, 2024, the Company’s secured borrowings-government guaranteed loans included $890,000 of loans sold for a premium and excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 9.29% at June 30, 2024, and $1.5 million of loans sold for an excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 6.87% at June 30, 2024.
2022 Credit Facility—In December 2022, the Company refinanced its 2018 credit facility and replaced it with a new 2022 credit facility, entered into with a bank syndicate, that includes a $56.2 million term loan (the “2022 Credit Facility Term Loan”) as well as a revolver allowing the Company to borrow up to $150.0 million (the “2022 Credit Facility Revolver”), both of which are collectively subject to a borrowing base calculation. The 2022 Credit Facility is secured by certain properties in the Company’s real estate portfolio: six office properties and one hotel property (as well as the hotel’s adjacent parking garage and retail property). The 2022 Credit Facility bears interest at (A) the base rate plus 1.50% or (B) SOFR plus 2.60%. As of June 30, 2024, the variable interest rate was 7.93%. The 2022 Credit Facility Revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The 2022 Credit Facility is guaranteed by the Company and the Company is subject to certain financial maintenance covenants. The 2022 Credit Facility matures in December 2025 and provides for two one-year extension options under certain conditions, including providing notice of the election and paying an extension fee of 0.15% of each lender’s commitment being extended on the effective date of such extension. As of June 30, 2024 and December 31, 2023, $0 and $53.0 million, respectively, was available for future borrowings.
As of each of March 31, 2024 and June 30, 2024, the Company was not in compliance with a financial covenant under the 2022 credit facility. Such non-compliance constituted an event of default under the 2022 credit facility. On May 14, 2024, lenders under the 2022 credit facility and the Company entered into an agreement (the “First Modification Agreement”) pursuant to which the lenders waived such event of default with respect to the test period ending March 31, 2024. On August 7, 2024, lenders under the 2022 credit facility and the Company entered into an agreement (the “Second Modification Agreement”) pursuant to which the lenders waived such event of default with respect to the test period ending June 30, 2024. Pursuant to the Second Modification Agreement, the Company will not be able to borrow under the 2022 credit facility without the consent of the lenders until certain conditions are satisfied, including delivery of a revised business plan acceptable to the lenders and re-establishing compliance with the financial covenant. There can be no assurance as to when or if such conditions will be satisfied. The Company believes that it could rely on other sources for its liquidity needs, including, among other things, (i) obtaining new or modifying existing credit facilities and term loans; (ii) offerings of shares of Common Stock, preferred stock or other equity and or debt securities of the Company; (iii) the addition of senior recourse or non-recourse debt using existing assets as collateral; (iv) the sale of existing assets; (v) partnering with co-investors; and or (vi) cash flows from operations. Among other restrictions, the Second Modification Agreement also prohibits subsidiaries of the Company that own properties that secured the 2022 credit facility from making any distributions to its parent entities. The Second Modification Agreement did not waive compliance with the financial covenant for the test period ending September 30, 2024 or any future period. Simultaneously with the execution of the Second Modification Agreement, the Company made a $4.0 million repayment under the 2022 credit facility.
While the Company has been in discussions with the administrative agent of the 2022 credit facility to come to a satisfactory solution to the Company’s non-compliance with a financial covenant, there can be no assurance that such resolution will be achieved. If the Company is unsuccessful in coming to a resolution with the administrative agent of the 2022 credit facility, and is not able to re-establish compliance with the financial covenant for the test period ending September 30, 2024 or any future period, lenders thereunder may, among other remedies, declare their commitment thereunder to be terminated and/or declare the unpaid principal amount of all outstanding loans, all interest accrued and unpaid thereon, to be immediately due and payable, and foreclose on or take other secured creditor remedies with respect to the properties that secure the 2022 credit facility.
Junior Subordinated Notes—The Company has junior subordinated notes with a variable interest rate which resets quarterly based on the three-month SOFR plus 3.51%, with quarterly interest only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at the Company’s option.
SBA 7(a) Loan-Backed Notes—On March 9, 2023, the Company completed a securitization of the unguaranteed portion of certain of its SBA 7(a) loans receivable with the issuance of $54.1 million of unguaranteed SBA 7(a) loan-backed

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited) – (Continued)
notes (with net proceeds of approximately $43.3 million, after payment of fees and expenses in connection with the securitization and the funding of a reserve account and an escrow account). The SBA 7(a) loan-backed notes are collateralized by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2048, with monthly payments due as payments on the collateralized loans are received. The SBA 7(a) loan-backed notes bear interest at a per annum rate equal to the lesser of (i) 30-day average compounded SOFR plus 2.90% and (ii) prime rate minus 0.35%. As of June 30, 2024, the variable interest rate was 8.15%. The Company reflects the SBA 7(a) loans receivable as assets on its consolidated balance sheet and the SBA 7(a) loan-backed notes as debt on its consolidated balance sheet. The restricted cash on the Company’s consolidated balance sheets included funds related to the Company’s SBA 7(a) loan-backed notes was $3.7 million as of June 30, 2024.
Other—Deferred debt issuance costs, which represent legal and third-party fees incurred in connection with the Company’s borrowing activities, are capitalized and amortized to interest expense on a straight-line or effective interest method over the life of the related loan. Deferred debt issuance costs are presented net of accumulated amortization and are a reduction to total debt.
As of June 30, 2024 and December 31, 2023, accrued interest and unused commitment fees payable of $1.9 million and $1.8 million, respectively, were included in accounts payable and accrued expenses.
Future principal payments on the Company’s debt (face value) as of June 30, 2024 are as follows (in thousands):

Years Ending December 31,	Mortgage Payable	Secured Borrowings Principal (1)	2022 Credit Facility	Other (1) (2)	Total
2024 (Six months ending December 31, 2024)	$—	$77	$—	$5,611	$5,688
2025	153,600	164	173,230	9,947	336,941
2026	97,100	177	—	8,504	105,781
2027	—	191	—	10,904	11,095
2028	—	205	—	—	205
Thereafter	—	1,611	—	27,070	28,681
	$250,700	$2,425	$173,230	$62,036	$488,391
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited) – (Continued)
The following table summarizes the terms of the Company’s interest rate cap agreement as of June 30, 2024 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Assets as of
	Balance Sheet	Amount as of	Strike	Effective	Maturity	June 30,
	Location	June 30, 2024	Rates (1)	Dates	Dates	2024
Interest Rate Caps	Other assets	$87,000	4.5%	5/03/2023	7/07/2025	$472
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
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company has an interest rate cap that is used to manage exposure to interest rate movements but does not meet the requirements to be designated as a hedging instrument. The change in fair value of the derivative instrument that is not designated as a hedge is recorded directly to earnings as interest expense on the accompanying consolidated statements of operations. During the three and six months ended June 30, 2024, the Company recorded an unrealized loss of $73,000 and $18,000, respectively, which was included in interest expense on the accompanying consolidated statements of operations related to its interest rate cap. During the three and six months ended June 30, 2023, the Company recorded an unrealized gain of $614,445 and $275,112, respectively, which was included in interest expense on the accompanying consolidated statements of operations related to its interest rate caps.
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
______________________
(1)Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period, and generally vests based on one year of continuous service. The Company recorded compensation expense related to these restricted shares of Common Stock in the amount of $55,000 and $37,000 for the three months ended June 30, 2024 and 2023, respectively, and $110,000 and $92,000 for the six months ended June 30, 2024 and 2023.
As of June 30, 2024, there was $18,000 of total unrecognized compensation expense related to restricted shares of Common Stock which will be recognized ratably over the remaining vesting period.
10. EARNINGS PER SHARE ("EPS")
The computation of basic EPS are based on the Company’s weighted average shares outstanding. No shares of Series D Preferred Stock, Series A Preferred Stock, or Series A1 Preferred Stock outstanding as of June 30, 2024 or 2023 were included in the computation of diluted EPS because they had no dilutive effect. Outstanding Series A Preferred Warrants were not included in the computation of diluted EPS for the three and six months ended June 30, 2024 and 2023 because their impact was either anti-dilutive or such warrants were not exercisable during such periods (Note 12).

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited) – (Continued)
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.
The following table reconciles the numerator and denominator used in computing the Company’s basic and diluted per-share amounts for net loss attributable to common stockholders for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(9,667)	$(23,815)	$(21,962)	$(36,530)
Redeemable preferred stock dividends declared on dilutive shares	—	—	—	—
Diluted net loss attributable to common stockholders	$(9,667)	$(23,815)	$(21,962)	$(36,530)
Denominator:
Basic weighted average shares of Common Stock outstanding	22,738	22,707	22,738	22,707
Effect of dilutive securities—contingently issuable shares	—	—	—	—
Diluted weighted average shares and common stock equivalents outstanding	22,738	22,707	22,738	22,707
Net loss attributable to common stockholders per share:
Basic	$(0.43)	$(1.05)	$(0.97)	$(1.61)
Diluted	$(0.43)	$(1.05)	$(0.97)	$(1.61)
11. REDEEMABLE PREFERRED STOCK
The table below provides information regarding the issuances, reclassifications and redemptions of each class of the Company’s preferred stock in permanent equity during the three and six months ended June 30, 2024 and 2023 (dollar amounts in thousands):

	Preferred Stock
	Series A1		Series A		Series D		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2022	5,956,147	$147,514	7,565,349	$189,048	48,857	$1,200	13,570,353	$337,762
Issuance of Series A1 Preferred Stock	1,032,433	25,569	—	—	—	—	1,032,433	25,569
Redemption of Series A1 Preferred Stock	(12,870)	(319)	—	—	—	—	(12,870)	(319)
Reclassification of Series A Preferred stock to permanent equity	—	—	389,325	9,699	—	—	389,325	9,699
Redemption of Series A Preferred Stock	—	—	(189,753)	(4,723)	—	—	(189,753)	(4,723)
Balances, March 31, 2023	6,975,710	$172,764	7,764,921	$194,024	48,857	$1,200	14,789,488	$367,988
Issuance of Series A1 Preferred Stock	1,195,589	29,582	—	—	—	—	1,195,589	29,582
Redemption of Series A1 Preferred Stock	(11,200)	(277)	—	—	—	—	(11,200)	(277)
Redemption of Series D Preferred Stock	—	—	—	—	(410)	(10)	(410)	(10)
Reclassification of Series A Preferred stock to permanent equity	—	—	300,846	7,462	—	—	300,846	7,462
Redemption of Series A Preferred Stock	—	—	(183,809)	(4,575)	—	—	(183,809)	(4,575)
Balances, June 30, 2023	8,160,099	$202,069	7,881,958	$196,911	48,447	$1,190	16,090,504	$400,170

Balances, December 31, 2023	10,378,343	$256,935	7,431,839	$185,704	48,447	$1,190	17,858,629	$443,829
Issuance of Series A1 Preferred Stock	853,879	21,246	—	—	—	—	853,879	21,246
Redemption of Series A1 Preferred Stock	(24,046)	(595)	—	—	—	—	(24,046)	(595)
Redemption of Series A Preferred Stock	—	—	(389,506)	(9,698)	—	—	(389,506)	(9,698)
Balances, March 31, 2024	11,208,176	$277,586	7,042,333	$176,006	48,447	$1,190	18,298,956	$454,782
Redemption of Series A1 Preferred Stock	(32,002)	(791)	—	—	—	—	(32,002)	(791)
Redemption of Series A Preferred Stock	—	—	(287,474)	(7,162)	—	—	(287,474)	(7,162)
Balances, June 30, 2024	11,176,174	$276,795	6,754,859	$168,844	48,447	$1,190	17,979,480	$446,829

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited) – (Continued)
Series A1 Preferred Stock—Since June 2022, the Company has been conducting a public offering with respect to shares of its Series A1 Preferred Stock, par value $0.001 per share with an initial stated value of $25.00 per share, subject to adjustment.
Shares of Series A1 Preferred Stock issued from June 2022 through May 2024 were recorded in permanent equity at the time of their issuance. With respect to Series A1 Preferred Stock, for shares issued in June 2024 and thereafter, in the event a holder of Series A1 Preferred Stock requests redemption of such shares and such redemption takes place prior to the first anniversary of the date of original issuance, the Company is required to pay such redemption in cash, As a result, net proceeds from the issuance of shares of Series A1 Preferred Stock in June 2024 and thereafter are initially recorded in temporary equity at an amount equal to the gross proceeds allocated to such shares of Series A1 Preferred Stock minus the costs specifically identifiable to the issuance of such shares and the non-issuance specific offering costs allocated to such shares. With respect to shares of Series A1 Preferred Stock issued in June 2024 and thereafter, on the first anniversary of the issuance of a particular share of such Series A1 Preferred Stock, the Company will reclassify such shares of Series A1 Preferred Stock from temporary equity to permanent equity as the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of June 30, 2024, the Company had made no such reclassification from temporary equity to permanent equity.
As of June 30, 2024, the Company had issued in registered public offerings 11,492,002 shares of the Series A1 Preferred Stock and received gross proceeds of $284.6 million, and additionally had issued 200,000 shares of Series A1 Preferred Stock as payment for services to the CIM Service Provider, LLC (the “Administrator”), for which no cash proceeds were received. In connection with the issuance of shares of Series A1 Preferred Stock, $21.0 million of costs specifically identifiable to the offering of Series A1 Preferred Stock was allocated to the Series A1 Preferred Stock. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $11.6 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of June 30, 2024, the Company had reclassified and allocated $4.5 million from deferred charges to Series A1 Preferred Stock as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
If the net proceeds from the issuance of shares of Series A1 Preferred Stock are less than the redemption value of such shares at the time they were issued, or if the redemption value of such shares subsequently becomes greater than the carrying value of such shares, an adjustment is recorded to increase the carrying amount of such shares to their redemption value as of the balance sheet date. Such adjustment is considered a deemed dividend for purposes of calculating basic and diluted EPS. The Company recorded redeemable preferred stock deemed dividends related to such adjustments of $428,000 during the three and six months ended June 30, 2024 and recorded no deemed dividends during the three and six months ended June 30, 2023.
As of June 30, 2024, there were 11,540,928 shares of Series A1 Preferred Stock outstanding and 151,074 shares of Series A1 Preferred Stock had been redeemed.
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
As of June 30, 2024, the Company had issued in registered public offerings 8,251,657 shares of Series A Preferred Stock and 4,603,287 Series A Preferred Warrants and received gross proceeds of $205.4 million and $761,000, respectively, and additionally, had issued 568,681 shares of Series A Preferred Stock as payment for services to the Administrator, for which no cash proceeds were received. In connection with the cumulative issuance of Series A Preferred Stock and Series A Preferred Warrants, $17.0 million and $142,000 of costs specifically identifiable to the offering of the Series A Preferred Stock and Series A Preferred Warrants, respectively, were allocated to the Series A Preferred Stock and Series A Preferred Warrants, respectively. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $11.6 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of June 30, 2024, the Company had reclassified and allocated $1.9 million and $5,000 from deferred charges to Series A Preferred Stock and Series A Preferred Warrants,

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited) – (Continued)
respectively, as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
On the first anniversary of the issuance of a particular share of Series A Preferred Stock, the Company reclassifies such share of Series A Preferred Stock from temporary equity to permanent equity as the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of June 30, 2024, the Company had reclassified an aggregate of $199.6 million in net proceeds from temporary equity to permanent equity.
As of June 30, 2024, there were 6,754,859 shares of Series A Preferred Stock outstanding and 2,065,479 shares of Series A Preferred Stock had been redeemed.
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
As of June 30, 2024, the Company had issued in registered public offerings 56,857 shares of Series D Preferred Stock and received gross proceeds of $1.4 million. In connection with such issuance, $35,000 of costs specifically identifiable to the offering of Series D Preferred Stock were allocated to the Series D Preferred Stock. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $11.6 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of June 30, 2024, the Company had reclassified and allocated $13,000 from deferred charges to Series D Preferred Stock as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
As of June 30, 2024, there were 48,447 shares of Series D Preferred Stock outstanding and 8,410 shares of Series D Preferred Stock had been redeemed.
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
June 30, 2024 (Unaudited) – (Continued)
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
During the six months ended June 30, 2024, the Company paid $10.6 million, $4.9 million, and $34,000 of cash dividends on the Series A1 Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock, respectively. During the six months ended June 30, 2023, the Company paid $5.5 million, $5.6 million, $35,000 and $4.6 million of cash dividends on the Series A1 Preferred Stock, Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, respectively.
Redemptions—The Company’s Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock are redeemable at the option of the holder or the Company. The redemption schedule of the Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock allows redemptions at the option of the holder of Series A1 Preferred Stock, Series A Preferred Stock or Series D Preferred Stock from the date of original issuance of any such shares at the Series A1 Preferred Stock Stated Value, Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, respectively, less a redemption fee applicable prior to the fifth anniversary of the issuance of such shares, plus accrued and unpaid dividends. The Company has the right to redeem the Series A1 Preferred Stock after the date that is twenty-four months following the original issuance of such shares of Series A1 Preferred Stock at the Series A1 Preferred Stock Stated Value, plus accrued and unpaid dividends. The Company has the right to redeem the Series A Preferred Stock or Series D Preferred Stock after the fifth anniversary of the date of original issuance of such shares at the Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, respectively, plus accrued and unpaid dividends. With respect to redemptions of the Series A1 Preferred Stock, Series A Preferred Stock or Series D Preferred Stock, at the Company’s discretion, the redemption price will be paid in cash and/or in Common Stock based on the volume weighted average price of the Company’s Common Stock for the 20 trading days prior to the redemption; provided that the redemption price of any shares of Series A1 Preferred Stock issued in June 2024 and thereafter that are redeemed prior to the first anniversary of the date of original issuance of such shares must be paid in cash.
12. STOCKHOLDERS’ EQUITY
Dividends
Holders of the Company’s Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by the Company out of legally available funds. In determining the Company’s dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, the Company’s financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited) – (Continued)
does not necessarily correlate directly to any individual factor. Cash dividends per share of Common Stock paid in respect of the six months ended June 30, 2024 and 2023 consist of the following:

Declaration Date	Payment Date	Type	Cash Dividend Per Share of Common Stock
June 25, 2024	July 22, 2024	Regular Quarterly	$0.085
March 27, 2024	April 8, 2024	Regular Quarterly	$0.085

June 27, 2023	July 24, 2023	Regular Quarterly	$0.085
March 20, 2023	April 11, 2023	Regular Quarterly	$0.085
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
Proceeds and expenses from the sale of the Series A Preferred Stock and Series A Preferred Warrants were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of June 30, 2024, the Company had 988,794 Series A Preferred Warrants outstanding to purchase 250,777 shares of Common Stock in connection with the Company’s offering of Series A Preferred Units and allocated net proceeds of $370,000, after specifically identifiable offering costs and allocated general offering costs, to the Series A Preferred Warrants in permanent equity.
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
There were no repurchases during the three and six months ended June 30, 2024. As of June 30, 2024, the Company had repurchased 662,462 shares of Common Stock for $4.7 million.
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
June 30, 2024 (Unaudited) – (Continued)
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

	June 30, 2024		December 31, 2023
	Discount Rate	Prepayment Rate	Discount Rate	Prepayment Rate
SBA 7(a) loans receivable, subject to credit risk	7.83% - 11.00%	4.88% - 17.50%	7.83% - 11.00%	4.88% - 17.50%
SBA 7(a) loans receivable, subject to loan-backed notes	10.00% - 11.00%	4.88% - 17.50%	10.00% - 11.00%	4.88% - 17.50%
SBA 7(a) loans receivable, subject to secured borrowings	10.00% - 10.50%	5.00% - 17.50%	10.00% - 10.50%	5.00% - 17.50%
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
Other Financial Instruments—The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at June 30, 2024 and December 31, 2023. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on the Company’s consolidated balance sheets are as follows (dollar amounts in thousands):

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited) – (Continued)

	June 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
Assets:
SBA 7(a) loans receivable, subject to credit risk	$12,963	$13,711	$10,539	$10,482	3
SBA 7(a) loans receivable, subject to loan-backed notes	$39,859	$41,927	$43,263	$46,701	3
SBA 7(a) loans receivable, subject to secured borrowings	$2,484	$2,484	$3,105	$3,105	3
SBA 7(a) loans receivable, held for sale	$2,370	$2,566	$98	$82	3
Liabilities:
Mortgages payable (1)	$163,700	$159,279	$163,700	$158,529	3
Junior subordinated notes (1)	$27,070	$24,798	$27,070	$24,667	3
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
June 30, 2024 (Unaudited) – (Continued)
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
June 30, 2024 (Unaudited) – (Continued)
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited) – (Continued)

	Three Months Ended June 30,		Six Months Ended June 30, 2024
	2024	2023	2024	2023
Asset Management Fees:
Asset management fees	$425	$627	$819	$1,347
Property Management Fees and Reimbursements:
Property management fees(1)	$577	$551	$1,160	$1,028
Onsite management and other cost reimbursements(2)	$1,739	$1,461	$3,469	$2,531
Leasing commissions(3)	$183	$37	$238	$76
Construction management fees(4)	$138	$52	$190	$170
Development management reimbursements(5)	$591	$653	$1,013	$653
Administrative Fees and Expenses:
Expense reimbursements to related parties - corporate	$612	$677	$1,217	$1,205
Lending Segment Expenses:
Expense reimbursements to related parties - lending segment(6)	$673	$910	$1,236	$1,518
Offering-Related Fees:
Upfront dealer manager and trailing dealer manager fees(7)	$110	$370	$377	$690
Non-issuance specific offering costs (8)	$213	$162	$423	$306
______________________
(1)Does not include the Company’s share of the property management fees from the Unconsolidated Joint Ventures of $25,000 and $50,000 for the three and six months ended June 30, 2024, respectively, and $20,000 and $37,000 for the three and six months ended June 30, 2023, respectively.
(2)Does not include the Company’s share of the onsite management and other cost reimbursements from the Unconsolidated Joint Ventures of $131,000 and $238,000 for the three and six months ended June 30, 2024, respectively, and $112,000 and $141,000 for the three and six months ended June 30, 2023, respectively.
(3)Does not include the Company’s share of the leasing commissions from the Unconsolidated Joint Ventures of $6,000 and $10,000 for the three and six months ended June 30, 2024, respectively, and $2,000 and $14,000 for the three and six months ended June 30, 2023, respectively.
(4)Does not include the Company’s share of the construction management fees from the Unconsolidated Joint Ventures of $35,000 and $122,000 for the three and six months ended June 30, 2024, respectively, and $55,000 and $59,000 for the three and six months ended June 30, 2023, respectively.
(5)Does not include the Company’s share of the development management reimbursements from the Unconsolidated Joint Ventures of $205,000 and $384,000 for the three and six months ended June 30, 2024, respectively, and $187,000 for the three and six months ended June 30, 2023.
(6)Expense reimbursements to related parties - lending segment do not include personnel costs capitalized to deferred loan origination costs of $30,000 and $60,000 for the three and six months ended June 30, 2024, respectively, and $30,000 and $61,000 for the three and six months ended June 30, 2023, respectively.
(7)Represents fees earned by CCO Capital and allocated to Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock.
(8)As of June 30, 2024 and June 30, 2023, $3.0 million and $2.5 million, respectively, was included in deferred costs as reimbursable expenses incurred pursuant to the Master Services Agreement and the then applicable dealer manager agreement with CCO Capital. These non-issuance specific costs are allocated against the gross proceeds from the sale of the Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock on a pro rata basis for each issuance as a percentage of the total offering.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited) – (Continued)
As of June 30, 2024 and December 31, 2023, due to related parties consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Asset management fees	$819	$555
Property management fees and reimbursements	3,185	1,505
Expense reimbursements - corporate	612	613
Expense reimbursements - lending segment	679	156
Upfront dealer manager and trailing dealer manager fees	205	283
Non-issuance specific offering costs	157	61
Other amounts due to the CIM Management Entities and certain of its affiliates	246	290
Total due to related parties	$5,903	$3,463
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
Other
On May 15, 2019, an affiliate of CIM Group entered into an approximately 11-year lease for approximately 32,000 rentable square feet with respect to a property owned by the Company (4750 Wilshire). The lease was amended on August 7, 2019 to reduce the rentable square feet to approximately 30,000 rentable square feet. In February 2023, the Company sold an 80% interest in 4750 Wilshire and now holds its retained 20% interest in the property through the 4750 Wilshire JV. Prior to the sale, for the three months ended March 31, 2023, the Company recorded rental and other property income related to this tenant of $194,000. For the three and six months ended June 30, 2024 the Company’s share of the income from the tenant earned by the 4750 Wilshire JV was $84,000 and $164,000, respectively, and for the three and six months ended June 30, 2023, the Company’s share of the income from the tenant earned by the 4750 Wilshire JV was $53,000 and $90,000, respectively.
15. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer when the terms established in the contract are met. The Company’s outstanding commitments to fund loans were $19.6 million as of June 30, 2024, all of which are for prime-based loans to be originated by the Company’s subsidiary engaged in SBA 7(a) Small Business Loan Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, the Company has certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. The Company had a total of $6.3 million in future obligations under leases to fund tenant improvements and other

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited) – (Continued)
future construction obligations as of June 30, 2024. As of June 30, 2024, $2.5 million was funded to reserve accounts included in restricted cash on the Company’s consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreement entered into in June 2016.
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
A subsidiary of the Company is a defendant in a lawsuit in connection with injuries sustained by a third-party contractor at a property previously owned by such subsidiary. Such subsidiary has reached an agreement in principle to settle the lawsuit with the plaintiff pursuant to which such subsidiary’s share of the settlement payment will be approximately $700,000. The Company anticipates that such payment will be made directly from the Company’s insurance carrier, which will be responsible for the entire payment. Accordingly, the Company does not expect this lawsuit to have any adverse effect on the Company’s business, financial condition, results of operations, cash flow or the Company ability to satisfy its debt service obligations or to maintain the level of distributions on the Company’s Common Stock or Preferred Stock.
SBA Related—If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced under the SBA 7(a) Small Business Loan Program, the SBA may seek recovery of the principal loss related to the deficiency from the Company. As of June 30, 2024, the Company serviced an aggregate of $225.6 million of the guaranteed portion of SBA 7(a) loans. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from the Company in the event that a loss is deemed to be attributable to technical deficiencies. Based on historical experience, the Company does not expect that this contingency is probable to be asserted. However, if asserted, it could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flow or the Company’s ability to satisfy its debt service obligations or to maintain its level of distributions on Common Stock or Preferred Stock.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited) – (Continued)
16. LEASES
Future minimum rental revenue under long-term operating leases as of June 30, 2024, excluding tenant reimbursements of certain costs, are as follows (excludes unconsolidated properties, in thousands):

Years Ending December 31,	Total
2024 (Six months ending December 31, 2024)	$29,008
2025	37,333
2026	26,716
2027	19,235
2028	14,856
Thereafter	52,404
$179,552
17. SEGMENT DISCLOSURE
The Company’s reportable segments during the three and six months ended June 30, 2024 and June 30, 2023 consist of three types of commercial real estate properties, namely, office, hotel and multifamily, as well as a segment for the Company’s lending business. Management internally evaluates the operating performance and financial results of the segments based on net operating income. The Company also has certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2023 included in the 2023 Form 10-K.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited) – (Continued)
The net operating income (loss) of the Company’s segments for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Office:
Revenues	$14,101	$13,975	$28,712	$27,462
Property expenses:
Operating	6,331	6,369	13,190	12,892
General and administrative	66	57	70	157
Total property expenses	6,397	6,426	13,260	13,049
Income (loss) from unconsolidated entities	1,204	(710)	1,321	(774)
Segment net operating income—office	8,908	6,839	16,773	13,639
Hotel:
Revenues	12,155	11,668	24,009	23,160
Property expenses:
Operating	7,831	7,543	15,616	14,882
General and administrative	4	12	11	20
Total property expenses	7,835	7,555	15,627	14,902
Segment net operating income—hotel	4,320	4,113	8,382	8,258
Multifamily:
Revenues	5,449	4,078	10,198	5,301
Property expenses:
Operating	3,034	3,067	6,371	4,430
General and administrative	82	295	134	312
Total property expenses	3,116	3,362	6,505	4,742
(Loss) income from unconsolidated entity	(81)	(194)	(524)	638
Segment net operating income—multifamily	2,252	522	3,169	1,197
Lending:
Revenues	2,564	2,963	5,204	5,673
Lending expenses:
Interest expense	880	1,315	1,800	1,560
Expense reimbursements to related parties—lending segment	673	910	1,236	1,518
General and administrative	268	214	636	713
Total lending expenses	1,821	2,439	3,672	3,791
Segment net operating income—lending	743	524	1,532	1,882
Total segment net operating income	$16,223	$11,998	$29,856	$24,976

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited) – (Continued)
A reconciliation of segment net operating income to net income attributable to the Company for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total segment net operating income	$16,223	$11,998	$29,856	$24,976
Interest and other income	170	76	314	76
Asset management and other fees to related parties	(425)	(627)	(819)	(1,347)
Expense reimbursements to related parties—corporate	(612)	(677)	(1,217)	(1,205)
Interest expense	(8,346)	(7,394)	(16,403)	(13,385)
General and administrative	(983)	(1,106)	(2,171)	(2,407)
Transaction-related costs	(135)	—	(825)	(3,360)
Depreciation and amortization	(6,456)	(20,472)	(12,934)	(29,974)
Gain on sale of real estate	—	—	—	1,104
Loss before provision for income taxes	(564)	(18,202)	(4,199)	(25,522)
Provision for income taxes	(288)	(159)	(558)	(415)
Net loss	(852)	(18,361)	(4,757)	(25,937)
Net loss attributable to non-controlling interests	56	1,002	231	1,627
Net loss attributable to the Company	$(796)	$(17,359)	$(4,526)	$(24,310)
The condensed assets for each of the segments as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	June 30, 2024	December 31, 2023
Condensed assets:
Office	$418,985	$419,443
Hotel	102,067	95,998
Multifamily	273,951	278,492
Lending	75,663	76,374
Non-segment assets	20,562	20,893
Total assets	$891,228	$891,200
18. SUBSEQUENT EVENTS
The Company evaluated events subsequent to June 30, 2024, and concluded that, other than those items already disclosed elsewhere in the notes to the consolidated financial statements, no subsequent events have occurred that would require recognition or disclosure in the consolidated unaudited financial statements.

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
The following discussion of our financial condition as of June 30, 2024 and results of operations for the three and six months ended June 30, 2024 and 2023 should be read in conjunction with the 2023 Form 10-K. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Part I, Item 1A of the 2023 Form 10-K and in Part II, Item 1A of this Quarterly Report. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the consolidated financial statements contained therein. The terms “we,” “us,” “our” and the “Company” refer to Creative Media & Community Trust Corporation and its subsidiaries.
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
Properties
As of June 30, 2024, our real estate portfolio consisted of 27 assets, all of which were fee-simple properties and five of which we own through investments in Unconsolidated Joint Ventures. Our Unconsolidated Joint Ventures contain two office properties (one of which is being partially converted into multifamily units), one multifamily site currently under development, one multifamily property and one commercial development site. As of June 30, 2024, our 13 office properties, totaling approximately 1.3 million rentable square feet, were 82.5% occupied, and our one hotel with an ancillary parking garage, which has a total of 503 rooms, had RevPAR of $167.57 for the six months ended June 30, 2024, and our three multifamily properties were 92.5% occupied. Additionally, as of June 30, 2024, we had nine development sites (three of which were being used as parking lots).
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
Rental Rate Trends
Office Statistics:    The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods (includes 100% of our properties partially owned through Unconsolidated Joint Ventures):

	As of June 30,
	2024	2023
Occupancy (1)	82.5%	83.0%
Annualized rent per occupied square foot (1)(2)	$58.85	$56.71
______________________

(1)The information presented in this table represents historical information as of the date indicated without giving effect to any property sales occurring thereafter.
(2)Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail. Total abatements, representing lease incentives in the form of free rent, for the twelve months ended June 30, 2024 and 2023 were approximately $2.2 million and $2.8 million, respectively. Giving effect to abatements, net annualized rent per occupied square foot was $58.34 and $54.56 as of June 30, 2024 and 2023, respectively (See Definitions for more detail).
Over the next four quarters, we expect to see expiring cash rents as set forth in the table below (includes 100% of our properties partially owned through Unconsolidated Joint Ventures):

	For the Three Months Ended
	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025
Expiring Cash Rents:
Expiring square feet (1)	148,871	19,357	217,098	30,485
Expiring rent per square foot (2)	$50.82	$52.33	$52.86	$72.86
______________________
(1)Month-to-month tenants occupying a total of 6,670 square feet are included in the expiring leases in the first quarter listed.
(2)Represents gross monthly base rent, as of June 30, 2024, under leases expiring during the periods above, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.
During the three and six months ended June 30, 2024, we executed leases with terms longer than 12 months totaling 52,346 and 89,307 square feet, respectively. The table below sets forth information on certain of our executed leases during the three and six months ended June 30, 2024, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

	Number of Leases (1)	Rentable Square Feet	New Cash Rents per Square Foot (2)	Expiring Cash Rents per Square Foot (2)
Three months ended June 30, 2024	9	47,130	$48.53	$58.71
Six months ended June 30, 2024	18	82,872	$50.01	$55.86
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

Multifamily Statistics:    The following table sets forth occupancy rates and the monthly rent per occupied unit across our multifamily portfolio for the specified periods (includes 100% of our property partially owned through an Unconsolidated Joint Venture):

	As of June 30,
	2024	2023
Occupancy	92.5%	83.9%
Monthly rent per occupied unit (1)	$2,647	$2,914
______________________
(1)Represents gross monthly base rent under leases commenced as of the specified period, divided by occupied units. This amount reflects total cash rent before concessions. Net of rent concessions granted in the specified period, monthly rent per occupied unit was $2,469 and $2,336 as of June 30, 2024 and 2023, respectively.
Hotel Statistics:    The following table sets forth the occupancy, ADR and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Six Months Ended June 30,
	2024	2023
Occupancy	79.5%	80.9%
ADR	$210.80	$201.59
RevPAR	$167.57	$163.18
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
Property Concentration
Kaiser Foundation Health Plan, Incorporated, which occupied space in one of our Oakland, California properties, accounted for 29.5% of our annualized office rental income for the three months ended June 30, 2024.

2024 Results of Operations
Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023
Net Loss and FFO

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Total revenues	$34,439	$32,760	$1,679	5.1%
Total expenses	$36,126	$50,058	$(13,932)	(27.8)%
Net loss	$(852)	$(18,361)	$17,509	(95.4)%
Net loss was $852,000 for the three months ended June 30, 2024 compared to a net loss of $18.4 million for the three months ended June 30, 2023, a decrease of $17.5 million. The decrease in net loss was primarily due to a decrease in depreciation and amortization expense of $14.0 million and an increase of $4.2 million in segment net operating income (discussed in more detail in the following Summary Segment Results).
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
The following table sets forth a historical reconciliation of net loss attributable to common stockholders to FFO attributable to common stockholders (in thousands):

	Three Months Ended June 30,
	2024	2023
Net loss attributable to common stockholders(1)	$(9,667)	$(23,815)
Depreciation and amortization	6,456	20,472
Non-controlling interests’ proportionate share of depreciation and amortization	(68)	(883)
FFO attributable to common stockholders(1)	$(3,279)	$(4,226)
______________________
(1)During the three months ended June 30, 2024 and 2023, we recognized $567,000 and $315,000, respectively, of redeemable preferred stock redemptions. Such amounts are included in, and have the effect of increasing net loss attributable to common stockholders and FFO attributable to common stockholders because redeemable preferred stock redemptions are not an adjustment prescribed by NAREIT.
FFO attributable to common stockholders, which is a non-GAAP measure, was $(3.3) million for the three months ended June 30, 2024, an increase of approximately $0.9 million compared to $(4.2) million for the three months ended June 30, 2023. The increase in FFO was primarily due to an increase of $4.2 million in segment net operating income (discussed in more detail in the following Summary Segment Results). This was partially offset by an increase in interest expense not allocated to our operating segments of $952,000, an increase in redeemable preferred stock dividends of $1.7 million, and an increase in redeemable preferred stock redemptions of $252,000.
Summary Segment Results
During the three months ended June 30, 2024 and June 30, 2023, we operated in four segments: office, hotel and multifamily properties and lending. Set forth and described below are summary segment results for our operating segments (dollar amounts in thousands).

	Three Months Ended June 30,		Change
	2024	2023	$	%
Revenues:
Office	$14,101	$13,975	$126	0.9%
Hotel	$12,155	$11,668	$487	4.2%
Multifamily	$5,449	$4,078	$1,371	33.6%
Lending	$2,564	$2,963	$(399)	(13.5)%

Expenses:
Office	$6,397	$6,426	$(29)	(0.5)%
Hotel	$7,835	$7,555	$280	3.7%
Multifamily	$3,116	$3,362	$(246)	(7.3)%
Lending	$1,821	$2,439	$(618)	(25.3)%

Income (Loss) From Unconsolidated Entities:
Office	$1,204	$(710)	$1,914	NM*
Multifamily	$(81)	$(194)	$113	(58.2)%

Non-Segment Revenue and Expenses:
Interest and other income	$170	$76	$94	NM*
Asset management and other fees to related parties	$(425)	$(627)	$202	(32.2)%
Expense reimbursements to related parties - corporate	$(612)	$(677)	$65	(9.6)%
Interest expense	$(8,346)	$(7,394)	$(952)	12.9%
General and administrative	$(983)	$(1,106)	$123	(11.1)%
Transaction-related costs	$(135)	$—	$(135)	N/A
Depreciation and amortization	$(6,456)	$(20,472)	$14,016	(68.5)%
Provision for income taxes	$(288)	$(159)	$(129)	81.1%
______________________
(*)Percentage changes in excess of 100% are deemed to be not meaningful (“NM”)
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue was $14.1 million for the three months ended June 30, 2024, consistent with $14.0 million for the three months ended June 30, 2023.
Hotel Revenue: Hotel revenue increased to $12.2 million for the three months ended June 30, 2024, compared to $11.7 million for the three months ended June 30, 2023. The increase was due to an increase in average daily rate and revenue per available room during the three months ended June 30, 2024.
Multifamily Revenue: Multifamily revenue was $5.4 million for the three months ended June 30, 2024, compared to $4.1 million for the three months ended June 30, 2023. The increase was primarily attributed to higher rental revenues at our multifamily properties in Oakland, California due to increased occupancy and increased monthly rent per occupied unit, net of rent concessions, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue was $2.6 million for the three months ended June 30, 2024, compared to $3.0 million for the three months ended June 30, 2023. The decrease was primarily due to a decrease in premium income as a result of lower loan sale volume and decreased interest income due to higher loan payoff volume during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Income (loss) From Unconsolidated Office Entities: The income from our Unconsolidated Joint Ventures included in office segment net operating income increased to $1.2 million for the three months ended June 30, 2024, compared to a loss of $710,000 for the three months ended June 30, 2023. The increase was primarily due to an unrealized gain on the value of real estate at one of the unconsolidated office entities recognized during the three months ended June 30, 2024.
Loss From Unconsolidated Multifamily Entity: The loss from our Unconsolidated Joint Venture included in the multifamily segment net operating income was $81,000 for the three months ended June 30, 2024, compared to a loss of $194,000 for the three months ended June 30, 2023. The decrease was primarily due to a decrease in the unrealized loss on the value of real estate at the Unconsolidated Joint Venture included in our multifamily segment during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Interest and Other Income: Interest and other income, which has not been allocated to our operating segments, increased to $170,000 for the three months ended June 30, 2024, compared to $76,000 for the three months ended June 30, 2023. The increase was primarily related to interest earned on money market accounts during the three months ended June 30, 2024.
Expenses
Office Expenses: Office expenses were $6.4 million for the three months ended June 30, 2024, the same as for the three months ended June 30, 2023.
Hotel Expenses: Hotel expenses increased to $7.8 million for the three months ended June 30, 2024, compared to $7.6 million for the three months ended June 30, 2023. The increase was primarily due to increased wage expenses during the three months ended June 30, 2024.
Multifamily Expenses: Multifamily expenses decreased to $3.1 million for the three months ended June 30, 2024 compared to $3.4 million for the three months ended June 30, 2023. The decrease was primarily attributable to lower property-level general and administrative expenses at multifamily properties in Oakland, California for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related parties. Lending expenses decreased to $1.8 million, for the three months ended June 30, 2024, compared to $2.4 million for the three months ended June 30, 2023. The decrease was primarily due to a decrease in interest expense resulting from the amount of principal repayments on our SBA 7(a) loan-backed notes as well as a decrease in allocated payroll expenses, primarily as a result of lower loan origination volume.
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments, were $425,000 for the three months ended June 30, 2024 compared to $627,000 for the three months ended June 30, 2023. The decrease was a result of a reduction in asset management fees related to a decrease in our net asset value, primarily resulting from a reduction in the fair value of our investments in real estate as of the end of 2023.
Expense Reimbursements to Related Parties—Corporate: The Administrator receives compensation and/or reimbursement for performing certain services for the Company and its subsidiaries. Expense reimbursements to related parties-corporate were $612,000 for the three months ended June 30, 2024, generally consistent with expenses of $677,000 for the three months ended June 30, 2023.
Interest Expense: Interest expense, which has not been allocated to our operating segments, increased to $8.3 million for the three months ended June 30, 2024, compared to $7.4 million for the three months ended June 30, 2023. The increase was attributable a higher average outstanding principal balances on our 2022 Credit Facility Revolver for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and an increase in the SOFR components of interest rates on our variable-rate debt for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $1.0 million for the three months ended June 30, 2024, generally consistent with $1.1 million for the three months ended June 30, 2023.
Transaction-Related Costs: Transaction costs, which related to potential real estate transactions, were $135,000 for the three months ended June 30, 2024, compared with no such costs for the three months ended June 30, 2023.
Depreciation and Amortization Expense: Depreciation and amortization expense decreased to $6.5 million for the three months ended June 30, 2024, compared to $20.5 million for the three months ended June 30, 2023. The decrease was primarily due to a decrease in acquired in-place lease intangible assets amortization at multifamily properties located in Oakland, California acquired during the first quarter of 2023, which were fully amortized as of December 31, 2023, partially offset by incremental increases to fixed asset depreciation expense related to the acquired properties.
Provision for Income Taxes: Provision for income taxes was $288,000 for the three months ended June 30, 2024, compared to $159,000 for the three months ended June 30, 2023. The increase is due to higher taxable income at our taxable REIT subsidiaries compared to the prior year period.
2024 Results of Operations
Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023
Net Loss and FFO

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Total revenues	$68,437	$61,672	$6,765	11.0%
Total expenses	$73,433	$88,162	$(14,729)	(16.7)%
Net loss	$(4,757)	$(25,937)	$21,180	(81.7)%
Net loss was $4.8 million for the six months ended June 30, 2024 compared to a net loss of $25.9 million for the six months ended June 30, 2023, a decrease of $21.2 million. The decrease in net loss was primarily due to a decrease in depreciation and amortization expense of $17.0 million, a $2.5 million decrease in transaction-related costs, and an increase of $4.9 million in segment net operating income (discussed in more detail in the following Summary Segment Results). These were partially offset by a $3.0 million increase in interest expense not allocated to our operating segments.
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

The following table sets forth a historical reconciliation of net loss attributable to common stockholders to FFO attributable to common stockholders (in thousands):

	Six Months Ended June 30,
	2024	2023
Net loss attributable to common stockholders(1)	$(21,962)	$(36,530)
Depreciation and amortization	12,934	29,974
Non-controlling interests’ proportionate share of depreciation and amortization	(172)	(1,360)
Gain on sale of real estate	—	(1,104)
FFO attributable to common stockholders(1)	$(9,200)	$(9,020)
______________________
(1)During the six months ended June 30, 2024 and 2023, we recognized $1.4 million and $688,000, respectively, of redeemable preferred stock redemptions. Such amounts are included in, and have the effect of increasing net loss attributable to common stockholders and FFO attributable to common stockholders because redeemable preferred stock redemptions are not an adjustment prescribed by NAREIT.
FFO attributable to common stockholders, which is a non-GAAP measure, was $(9.2) million for the six months ended June 30, 2024, a decrease of $180,000 compared to $(9.0) million for the six months ended June 30, 2023. The decrease in FFO was primarily due to a $3.0 million increase in interest expense not allocated to our operating segments and a $4.1 million and $685,000 increase in redeemable preferred stock dividends and redemptions, respectively. These were partially offset by an increase of $4.9 million in segment net operating income (discussed in more detail in the following Summary Segment Results) as well as a $2.5 million decrease in transaction-related costs.

Summary Segment Results
During the six months ended June 30, 2024 and June 30, 2023, we operated in four segments: office, hotel and multifamily properties and lending. Set forth and described below are summary segment results for our operating segments (dollar amounts in thousands).

	Six Months Ended June 30,		Change
	2024	2023	$	%
Revenues:
Office	$28,712	$27,462	$1,250	4.6%
Hotel	$24,009	$23,160	$849	3.7%
Multifamily	$10,198	$5,301	$4,897	92.4%
Lending	$5,204	$5,673	$(469)	(8.3)%

Expenses:
Office	$13,260	$13,049	$211	1.6%
Hotel	$15,627	$14,902	$725	4.9%
Multifamily	$6,505	$4,742	$1,763	37.2%
Lending	$3,672	$3,791	$(119)	(3.1)%

Income (Loss) From Unconsolidated Entities
Office	$1,321	$(774)	$2,095	NM*
Multifamily	$(524)	$638	$(1,162)	NM*

Non-Segment Revenue and Expenses:
Interest and other income	$314	$76	$238	NM*
Asset management and other fees to related parties	$(819)	$(1,347)	$528	(39.2)%
Expense reimbursements to related parties - corporate	$(1,217)	$(1,205)	$(12)	1.0%
Interest expense	$(16,403)	$(13,385)	$(3,018)	22.5%
General and administrative	$(2,171)	$(2,407)	$236	(9.8)%
Transaction-related costs	$(825)	$(3,360)	$2,535	(75.4)%
Depreciation and amortization	$(12,934)	$(29,974)	$17,040	(56.8)%
Gain on sale of real estate	$—	$1,104	$(1,104)	N/A
Provision for income taxes	$(558)	$(415)	$(143)	34.5%
______________________
(*)Percentage changes in excess of 100% are deemed to be not meaningful (“NM”)
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue increased to $28.7 million for the six months ended June 30, 2024, compared to $27.5 million for the six months ended June 30, 2023. The increase was primarily due to higher rental revenues at an office property in Beverly Hills, California due to increased occupancy.
Hotel Revenue: Hotel revenue increased to $24.0 million for the six months ended June 30, 2024, compared to $23.2 million for the six months ended June 30, 2023. The increase was due to an increase in average daily rate and revenue per available room during the six months ended June 30, 2024.
Multifamily Revenue: Multifamily revenue was $10.2 million for the six months ended June 30, 2024, compared to $5.3 million for the six months ended June 30, 2023. The increase was primarily attributable to the six months ended June 30, 2024 benefiting from two full quarters of income from properties acquired during the three months ended March 31, 2023.

Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue was $5.2 million for the six months ended June 30, 2024, compared to $5.7 million for the six months ended June 30, 2023. The decrease was primarily due to a decrease in premium income and a decrease in interest income as a result of lower loan originations and loan sale volume during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Income (loss) From Unconsolidated Office Entities: The income from our Unconsolidated Joint Ventures included in office segment net operating income increased to $1.3 million for the six months ended June 30, 2024, compared to a loss of $774,000 for the six months ended June 30, 2023. The increase was primarily due to an unrealized gain on the value of real estate at one of the unconsolidated office entities recognized during the six months ended June 30, 2024.
(Loss) income From Unconsolidated Multifamily Entity: The loss from our Unconsolidated Joint Venture included in the multifamily segment net operating loss was $524,000 for the six months ended June 30, 2024, compared to income of $638,000 for the six months ended June 30, 2023. The decrease was primarily due to an unrealized loss on the value of real estate at the Unconsolidated Joint Venture included in our multifamily segment during the six months ended June 30, 2024.
Interest and Other Income: Interest and other income, which has not been allocated to our operating segments, increased to $314,000 for the six months ended June 30, 2024, compared to $76,000 for the six months ended June 30, 2023. The increase was primarily related to interest earned on money market accounts during the six months ended June 30, 2024.
Expenses
Office Expenses: Office expenses increased to $13.3 million for the six months ended June 30, 2024, compared to $13.0 million for the six months ended June 30, 2023. The increase was primarily due to higher operating expenses at our office properties in Beverly Hills, California, and Los Angeles, California as a result of increased occupancy, and our office property in Oakland, California from increased utilities and repairs and maintenance expense. These were partially offset by lower real estate tax expense at our office property in Austin, Texas.
Hotel Expenses: Hotel expenses increased by 4.9% to $15.6 million for the six months ended June 30, 2024, compared to $14.9 million for the six months ended June 30, 2023. The increase was primarily due to increased wage expenses during the six months ended June 30, 2024.
Multifamily Expenses: Multifamily expenses increased to $6.5 million for the six months ended June 30, 2024 compared to $4.7 million for the six months ended June 30, 2023. The increase was primarily attributable to the six months ended June 30, 2024 including two full quarters of expense from properties acquired during the six months ended June 30, 2023.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related parties. Lending expenses were $3.7 million, for the six months ended June 30, 2024, largely consistent with expenses of $3.8 million for the six months ended June 30, 2023.
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments, were $819,000 for the six months ended June 30, 2024 compared to $1.3 million for the six months ended June 30, 2023. The decrease was a result of a reduction in asset management fees related to a decrease in our net asset value, primarily resulting from a reduction in the fair value of our investments in real estate as of the end of 2023.
Expense Reimbursements to Related Parties—Corporate: The Administrator receives compensation and/or reimbursement for performing certain services for the Company and its subsidiaries. Expense reimbursements to related parties-corporate were $1.2 million for the six months ended June 30, 2024, the same as for the six months ended June 30, 2023.
Interest Expense: Interest expense, which has not been allocated to our operating segments, increased to $16.4 million for the six months ended June 30, 2024, compared to $13.4 million for the six months ended June 30, 2023. The increase was attributable to mortgages assumed in connection with our multifamily acquisitions during the first quarter of 2023, higher average outstanding principal balances on our 2022 Credit Facility Revolver for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 and an increase in the SOFR components of interest rates on our variable-rate debt for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $2.2 million for the six months ended June 30, 2024, generally consistent with $2.4 million for the six months ended June 30, 2023.

Transaction-Related Costs: Transaction costs were $825,000 for the six months ended June 30, 2024, compared with $3.4 million for the six months ended June 30, 2023. The decrease was related to costs incurred in connection with the acquisition of two multifamily properties in Oakland, California in the first quarter of 2023, which increased these costs in the prior year period.
Depreciation and Amortization Expense: Depreciation and amortization expense decreased to $12.9 million for the six months ended June 30, 2024, compared to $30.0 million for the six months ended June 30, 2023. The decrease was primarily due to a decrease in acquired in-place lease intangible assets amortization at multifamily properties located in Oakland, California acquired during the first quarter of 2023, which were fully amortized as of December 31, 2023, partially offset by incremental increases to fixed asset depreciation expense related to the acquired properties.
Gain on Sale of Real Estate: Gain on sale of real estate of $1.1 million for the six months ended June 30, 2023 was related to the sale of 80% of our interest in an office property in Los Angeles, California. There were no dispositions during the six months ended June 30, 2024.
Provision for Income Taxes: Provision for income taxes was $558,000 for the six months ended June 30, 2024, consistent with $415,000 for the six months ended June 30, 2023.
Cash Flow Analysis
Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the occupancy and ADR of our hotel, the collectability of rent and recoveries from our tenants, and loan related activity. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities decreased by $3.9 million for the six months ended June 30, 2024, as compared to the same period in 2023. The decrease was primarily due to a $7.2 million decrease resulting from a higher level of net working capital used compared to the prior period and a decrease in net proceeds from the sale of loans of $1.8 million, partially offset by a reduction in net loss adjusted for depreciation and amortization expense and other non-cash items of $5.2 million.
Our cash flows from investing activities are primarily related to property acquisitions and dispositions, expenditures for the development or repositioning of properties, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash used in investing activities decreased by $76.3 million for the six months ended June 30, 2024, as compared to the same period in 2023. The decrease in cash used in investing activities was primarily due to an decrease in acquisitions of real estate of $96.7 million and a decrease in cash outlays of $6.2 million related to our investments in Unconsolidated Joint Ventures during the six months ended June 30, 2024, compared to the same period in 2023. Partially offsetting the decrease in net cash used in investing activities are $29.5 million in proceeds from the sale of a property to the 4750 Wilshire JV during the six months ended June 30, 2023.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash provided by financing activities decreased by $56.7 million for the six months ended June 30, 2024, as compared to the same period in 2023, primarily as a result of net proceeds from our 2022 Credit Facility and mortgages of $13.6 million during the six months ended June 30, 2024 compared to $71.3 million during the six months ended June 30, 2023, the issuance of unguaranteed SBA 7(a) loan-backed notes of approximately $54.1 million during the six months ended June 30, 2023, and a $23.2 million decrease in net proceeds from the issuance of preferred stock. The aforementioned amounts decreasing net cash provided by financing activities were partially offset by a decrease in redemption of preferred stock of $75.3 million and a decrease in the payment of deferred debt origination costs of $3.0 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.
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
Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, or re-leasing of space in existing properties, capital expenditures, paying interest and principal on debt financings, refinancing of indebtedness, SBA 7(a) loan originations, paying distributions on our Preferred Stock or any other preferred stock we may issue, any future repurchase of Common Stock and/or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock) and distributions on our Common Stock. Additionally, our outstanding commitments to fund loans were $19.6 million as of June 30, 2024, substantially all of which reflect prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Small Business Loan Program lending. A majority of these commitments have government guarantees of 75% (as the government guarantee has now reverted to 75%) and we believe that we will be able to sell the guaranteed portion of these loans in a liquid secondary market upon fully funding these loans. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. To the extent we decide to proceed with development work on any of our development sites (in addition to those discussed below), we will have increased liquidity needs.
An Unconsolidated Joint Venture (the “4750 Wilshire JV”), in which we have a 20% ownership interest, is in the process of converting two of the three floors of an office building in Los Angeles, California from office-use into 68 for-lease multifamily units (the “4750 Wilshire Project”), with the first floor of the building continuing to function as 30,335 square feet of office space. The total cost of the 4750 Wilshire Project is expected to be approximately $31.0 million (our share of which will be $6.2 million), which will be financed by a combination of equity contributions from us and co-investors as well as a mortgage loan from a third-party lender. In connection with the 4750 Wilshire JV, we received cash sales proceeds from the joint venture partners, enhancing our liquidity. Further, we have earned and will continue to earn management fees from co-investors in connection with their co-investment in the 4750 Wilshire Project. As of June 30, 2024, total costs of $23.6 million had been incurred by the 4750 Wilshire JV in connection with the 4750 Wilshire Project. The 4750 Wilshire Project is expected to be completed by the third quarter of 2024.
In addition to the 4750 Wilshire Project, our long-term liquidity needs include our plan to renovate the Sheraton Grand Hotel in Sacramento, California (the “Hotel Renovation”), which primarily entails renovating the hotel’s guest rooms and corridors and is expected to cost approximately $20.9 million. As of June 30, 2024, $2.0 million of pre-construction costs had been incurred with respect to the Hotel Renovation, which the Company has started construction as of July 2024, with anticipated completion by the end of of 2024. Additionally, an Unconsolidated Joint Venture (the “1910 Sunset JV”), in which we have approximately a 44% ownership interest, has begun construction to develop a multifamily apartment building with 36 multifamily units at 1915 Park Avenue in Los Angeles, California (the “1915 Park Project), which development is expected to be completed by the third quarter of 2025 and with an estimated cost of approximately $19.3 million (our share of which will be $8.5 million). The 1910 Sunset JV plans to finance the project through a combination of cash from operations at its office property, additional equity contributions from existing investors, and proceeds from a mortgage loan from a third-party lender (which is in-place but currently has no outstanding borrowings and is subject to additional equity contribution requirements which have not yet been met). As of June 30, 2024, the 1910 Sunset JV had incurred total costs of $3.9 million in connection with the 1915 Park Project.
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

Sources and Uses of Funds
Mortgages
We have mortgage loan agreements with an outstanding balances of $250.7 million as of June 30, 2024. Our mortgage loans mature on various dates from June 7, 2025 through July 1, 2026, with the two mortgage loans with maturity dates in 2025, each including a 1-year extension option, one of them at the Company’s discretion and one subject to certain conditions being met.
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
Revolving Credit Facilities
In October 2018, we entered into the 2018 revolving credit facility that, as amended, allowed us to borrow up to $209.5 million, subject to a borrowing base calculation. The 2018 revolving credit facility was secured by properties in the Company’s real estate portfolio: eight office properties and one hotel property. In December 2022, the Company refinanced its 2018 credit facility and replaced it with a new 2022 Credit Facility, entered into with a bank syndicate, that includes a $56.2 million term loan (the “2022 Credit Facility Term Loan”) as well as a revolver allowing the Company to borrow up to $150.0 million (the “2022 Credit Facility Revolver”), both of which are collectively subject to a borrowing base calculation. The 2022 Credit Facility is secured by properties in the Company’s real estate portfolio: six office properties and one hotel property (as well as the hotel’s adjacent parking garage and retail property). The 2022 Credit Facility bears interest at (A) the base rate plus 1.50% or (B) SOFR plus 2.60%. As of June 30, 2024, the variable interest rate was 7.93%. The 2022 Credit Facility Revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The 2022 Credit Facility is guaranteed by the Company and the Company is subject to certain financial maintenance covenants. The 2022 Credit Facility matures in December 2025 and provides for two one-year extension options, subject to certain conditions being satisfied, including providing notice of the election and paying an extension fee of 0.15% of each lender’s commitment being extended on the effective date of such extension. As of August 1, 2024, June 30, 2024, and December 31, 2023, $173.2 million, $173.2 million, and $153.2 million, respectively, was outstanding under the 2022 Credit Facility and approximately $0.0, $0.0 and $53.0 million, respectively, was available for future borrowings.
As of each of March 31, 2024 and June 30, 2024, the Company was not in compliance with a financial covenant under the 2022 credit facility. Such non-compliance constituted an event of default under the 2022 credit facility. On May 14, 2024, lenders under the 2022 credit facility and the Company entered into an agreement (the “First Modification Agreement”) pursuant to which the lenders waived such event of default with respect to the test period ending March 31, 2024. On August 7, 2024, lenders under the 2022 credit facility and the Company entered into an agreement (the “Second Modification Agreement”) pursuant to which the lenders waived such event of default with respect to the test period ending June 30, 2024. Pursuant to the Second Modification Agreement, the Company will not be able to borrow under the 2022 credit facility without the consent of the lenders until certain conditions are satisfied, including delivery of a revised business plan acceptable to the lenders and re-establishing compliance with the financial covenant. There can be no assurance as to when or if such conditions will be satisfied. The Company believes that it could rely on other sources for its liquidity needs, including, among other things, (i) obtaining new or modifying existing credit facilities and term loans; (ii) offerings of shares of Common Stock, preferred stock or other equity and or debt securities of the Company; (iii) the addition of senior recourse or non-recourse debt using existing assets as collateral; (iv) the sale of existing assets; (v) partnering with co-investors; and or (vi) cash flows from operations. Among other restrictions, the Second Modification Agreement also prohibits subsidiaries of the Company that own properties that secured the 2022 credit facility from making any distributions to its parent entities. The Second Modification Agreement did not waive compliance with the financial covenant for the test period ending September 30, 2024 or any future period. Simultaneously with the execution of the Second Modification Agreement, the Company made a $4.0 million repayment under the 2022 credit facility.
While the Company has been in discussions with the administrative agent of the 2022 credit facility to come to a satisfactory solution to the Company’s non-compliance with a financial covenant, there can be no assurance that such resolution will be achieved. If the Company is unsuccessful in coming to a resolution with the administrative agent of the 2022 credit facility, and is not able to re-establish compliance with the financial covenant for the test period ending September 30, 2024 or any future period, lenders thereunder may, among other remedies, declare their commitment thereunder to be terminated and/or declare the unpaid principal amount of all outstanding loans, all interest accrued and unpaid thereon, to be immediately due and payable, and foreclose on or take other secured creditor remedies with respect to the properties that secure the 2022 credit facility.
Other Financing Activity
On March 9, 2023, our lending division completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $54.1 million of unguaranteed SBA 7(a) loan-backed notes (with net proceeds of approximately $43.3 million, after payment of fees and expenses in connection with the securitization and the funding of a reserve account and an escrow account). The SBA 7(a) loan-backed notes are collateralized by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable. The SBA 7(a) loan backed notes mature on March 20, 2048, with monthly payments due as payments on the collateralized loans are received. The SBA 7(a) loan-backed notes bear interest at a per annum rate equal to the lesser of (i) 30-Day average compounded SOFR plus 2.90% and (ii) prime rate minus 0.35%. As of June 30, 2024, the variable interest rate was 8.15%. We reflect the SBA 7(a) loans receivable as assets on our consolidated balance sheet and the SBA 7(a) loan-backed notes as debt on our consolidated balance sheet.
We have junior subordinated notes with a variable interest rate that resets quarterly based on the three-month SOFR plus 3.51%, with quarterly interest‑only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at our option. The aggregate principal balance of the junior subordinated notes was $27.1 million as of June 30, 2024.
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
The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. At the time of issuance, the exercise price of each Series A Preferred Warrant was equal to a 15.0% premium to the per share estimated NAV of our Common Stock most recently published and designated as the applicable NAV by us at the time of issuance. However, in accordance with the terms of the Series A Preferred Warrants, the exercise price of each Series A Preferred Warrant issued prior to the reverse stock split in 2019 (the “Reverse Stock Split”) was automatically adjusted to reflect the effect of the Reverse Stock Split and, in the discretion of our Board of Directors, the exercise price and the number of shares issuable upon exercise of each Series A Preferred Warrant issued prior to the special dividend in 2019 was adjusted to reflect the effect of the Special Dividend. As of June 30, 2024, there were 988,794 Series A Preferred Warrants to purchase 250,777 shares of Common Stock outstanding.
From February 2020 through June 2022, we conducted a continuous public offering of our Series A Preferred Stock and Series D Preferred Stock. Since June 2022, the Company has been conducting a public offering with respect to shares of its Series A1 Preferred Stock. We intend to use the net proceeds from the offerings for general corporate purposes, acquisitions of shares of our Common Stock and Preferred Stock, whether through one or more tender offers, share repurchases or otherwise, and acquisitions consistent with our acquisition and asset management strategies. As of June 30, 2024, we had issued 11,492,002 shares of Series A1 Preferred Stock, 8,251,657 shares of Series A Preferred Stock and 56,857 shares of Series D Preferred Stock and received aggregate net proceeds of $446.9 million after commissions, fees and allocated costs.
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
From the date of issuance until the fifth anniversary of the date of issuance, holders of Series A Preferred Stock and Series D Preferred Stock may require us to redeem such shares at a discount to the Series A1 Preferred Stock, Series A Preferred Stated Value and Series D Preferred Stated Value, respectively. From and after the fifth anniversary of the date of original issuance of any share of our Preferred Stock, we generally (subject to certain conditions) have the right (but not the obligation) to redeem, and the holder of such share may require us to redeem, such share at a redemption price equal to 100% of the stated value of such share, plus any accrued but unpaid dividends in respect of such share as of the effective date of the redemption. The redemption price in respect of any share of Preferred Stock, whether redeemed at our option or at the option of a holder, may be paid in cash or in shares of Common Stock in our sole discretion. As of June 30, 2024, we redeemed 2,065,479 shares of Series A Preferred Stock, 151,074 shares of Series A1 Preferred Stock, and 8,410 shares of Series D Preferred Stock.
Off-Balance Sheet Arrangements
As of June 30, 2024, we did not have any off-balance sheet arrangements.
Recently Issued Accounting Pronouncements
Our recently issued accounting pronouncements are described in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. As of June 30, 2024 and December 31, 2023 (including our variable rate mortgages payable subject to interest rate cap agreements and excluding premiums, discounts, and deferred loan costs), $250.7 million (or 51.3%) and $250.7 million (or 52.7%) of our debt, respectively, was fixed rate borrowings. As of June 30, 2024 and December 31, 2023 (excluding our variable rate mortgages payable subject to interest rate cap agreements as well as premiums, discounts and deferred loan costs), $237.7 million (or 48.7%) and $224.7 million (or 47.3%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding as of June 30, 2024 and December 31, 2023, a 50 basis point change in SOFR would result in an annual impact to our earnings of approximately $1.2 million and $1.1 million, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate.
As of June 30, 2024, we had one interest rate cap agreement outstanding with an aggregate notional amount of $87.0 million and an aggregate fair value of the net derivative asset of $472,000. As of June 30, 2024, an increase or decrease of 50 basis points in interest rates would not result in a significant change to the fair value of the derivative asset.
Item 4.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of June 30, 2024, our Principal Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by us in such reports is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A of the 2023 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In May 2022, the Company’s Board of Directors approved a repurchase program of up to $10.0 million of the Company’s Common Stock (the “SRP”). Under the SRP, the Company, in its discretion, may purchase shares of its Common Stock from time to time in the open market or in privately negotiated transactions. The amount and timing of purchases of shares will depend on a number of factors, including the price and availability of shares, trading volume and general market conditions. The SRP has no termination date and may be suspended or discontinued at any time. There were no repurchases during the three and six months ended June 30, 2024. As of June 30, 2024, the Company had repurchased 662,462 shares of Common Stock for $4.7 million.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, in effect at any time during the three months ended June 30, 2024.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
*10.3
Modification Agreement, dated as of August 7, 2024, by and among 9460 Wilshire Blvd (BH) Owner, L.P., a Delaware limited partnership, CIM/11600 Wilshire (Los Angeles), LP, a Delaware limited partnership, CIM/11620 Wilshire (Los Angeles), LP, a Delaware limited partnership, 1130 Howard (SF) Owner, L.P., a Delaware limited partnership, CIM Urban REIT Properties IX, L.P., a Delaware limited partnership, CIM/J Street Hotel Sacramento, L.P., a California limited partnership, CIM/J Street Garage Sacramento, L.P., a California limited partnership, and Two Kaiser Plaza (Oakland) Owner, LLC, a Delaware limited liability company, and the lenders from time to time party to the Credit Agreement

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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION
Dated: August 8, 2024	By:	/s/ DAVID THOMPSON David Thompson Chief Executive Officer

Dated: August 8, 2024	By:	/s/ BARRY N. BERLIN Barry N. Berlin Chief Financial Officer