Form 10-Q
period 2024-09-30
Creative Media & Community Trust Corp
filed 2024-11-08
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One):
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 1, 2024, the Registrant had outstanding 86,689,854 shares of common stock, par value $0.001 per share.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

PART I
Financial Information
Item 1.
Financial Statements
CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Investments in real estate, net	$702,845	$704,762
Investments in unconsolidated entities	34,196	33,505
Cash and cash equivalents	18,454	19,290
Restricted cash	17,521	24,938
Loans receivable, net (Note 5)	55,742	57,005
Accounts receivable, net	4,198	5,347
Deferred rent receivable and charges, net	21,087	28,222
Other intangible assets, net	3,663	3,948
Other assets	10,343	14,183
TOTAL ASSETS	$868,049	$891,200
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$478,339	$471,561
Accounts payable and accrued expenses	26,582	26,426
Due to related parties	8,864	3,463
Other liabilities	10,604	12,981
Total liabilities	524,389	514,431
COMMITMENTS AND CONTINGENCIES (Note 15)
REDEEMABLE PREFERRED STOCK: Series A1 cumulative redeemable preferred stock, $0.001 par value; 25,226,343 and 27,904,974 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 913,630 shares issued and outstanding as of September 30, 2024 and no shares issued or outstanding as of December 31, 2023; liquidation preference of $25.00 per share, subject to adjustment	20,799	—
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 31,519,738 and 34,611,501 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 8,820,338 and 4,340,076 shares issued and outstanding, respectively, as of September 30, 2024 and 8,820,338 and 7,431,839 shares issued and outstanding, respectively, as of December 31, 2023; liquidation preference of $25.00 per share, subject to adjustment	108,703	185,704
Series A1 cumulative redeemable preferred stock, $0.001 par value; 25,226,343 and 27,904,974 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 11,327,248 and 8,553,591 shares issued and outstanding, respectively, as of September 30, 2024 and 10,473,369 and 10,378,343 shares issued and outstanding, respectively, as of December 31, 2023; liquidation preference of $25.00 per share, subject to adjustment	211,877	256,935
Series D cumulative redeemable preferred stock, $0.001 par value; 26,991,590 shares authorized as of September 30, 2024 and December 31, 2023; 56,857 and 48,447 shares issued and outstanding, respectively, as of September 30, 2024 and 56,857 and 48,447 shares issued and outstanding, respectively, as of December 31, 2023; liquidation preference of $25.00 per share, subject to adjustment	1,190	1,190
Common stock, $0.001 par value; 900,000,000 shares authorized; 83,447,280 shares issued and outstanding as of September 30, 2024 and 22,786,741 shares issued and outstanding as of December 31, 2023	87	23
Additional paid-in capital	984,978	852,476
Distributions in excess of earnings	(985,874)	(921,925)
Total stockholders’ equity	320,961	374,403
Non-controlling interests	1,900	2,366
Total equity	322,861	376,769
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$868,049	$891,200
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES:
Rental and other property income	$18,150	$17,061	$56,172	$49,999
Hotel income	6,808	7,485	29,768	29,590
Interest and other income	3,658	3,572	11,113	10,201
Total Revenues	28,616	28,118	97,053	89,790
EXPENSES:
Rental and other property operating	17,373	15,509	52,550	47,713
Asset management and other fees to related parties	515	724	1,334	2,071
Expense reimbursements to related parties—corporate	592	524	1,809	1,729
Expense reimbursements to related parties—lending segment	672	648	1,908	2,166
Interest	9,616	9,733	27,819	24,678
General and administrative	2,221	2,142	5,243	5,751
Transaction-related costs	526	38	1,351	3,398
Depreciation and amortization	6,423	16,082	19,357	46,056
Total Expenses	37,938	45,400	111,371	133,562
(Loss) income from unconsolidated entities	(1,239)	1,189	(442)	1,053
Gain on sale of real estate (Note 3)	—	—	—	1,104
LOSS BEFORE PROVISION FOR INCOME TAXES	(10,561)	(16,093)	(14,760)	(41,615)
Provision for income taxes	15	554	573	969
NET LOSS	(10,576)	(16,647)	(15,333)	(42,584)
Net loss attributable to non-controlling interests	192	874	423	2,501
NET LOSS ATTRIBUTABLE TO THE COMPANY	(10,384)	(15,773)	(14,910)	(40,083)
Redeemable preferred stock dividends declared or accumulated (Note 11)	(7,966)	(6,809)	(23,601)	(18,341)
Redeemable preferred stock deemed dividends (Note 11)	(327)	—	(755)	—
Redeemable preferred stock redemptions (Note 11)	(16,098)	(352)	(17,471)	(1,040)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(34,775)	$(22,934)	$(56,737)	$(59,464)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$(1.22)	$(0.94)	$(2.20)	$(2.44)
Diluted	$(1.22)	$(0.94)	$(2.20)	$(2.44)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	28,493	24,422	25,789	24,402
Diluted	28,493	24,422	25,789	24,402
   The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts) (Unaudited)

	Nine Months Ended September 30, 2024
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2023	22,786,741	$23	17,858,629	$443,829	$852,476	$(921,925)	$374,403	$2,366	$376,769
Stock-based compensation expense	—	—	—	—	55	—	55	—	55
Common dividends ($0.085 per share)	—	—	—	—	—	(1,937)	(1,937)	—	(1,937)
Issuance of Series A1 Preferred Stock	—	—	853,879	21,246	(2,180)	—	19,066	—	19,066
Redemption of Series A1 Preferred Stock paid in cash	—	—	(24,046)	(595)	52	(24)	(567)	—	(567)
Dividends to holders of Series A1 Preferred Stock ($0.48938 per share)	—	—	—	—	—	(5,251)	(5,251)	—	(5,251)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Redemption of Series A Preferred Stock paid in cash	—	—	(389,506)	(9,698)	831	(776)	(9,643)	—	(9,643)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,491)	(2,491)	—	(2,491)
Net loss	—	—	—	—	—	(3,730)	(3,730)	(175)	(3,905)
Balances, March 31, 2024	22,786,741	$23	18,298,956	$454,782	$851,234	$(936,151)	$369,888	$2,191	$372,079
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(43)	(43)
Stock based compensation expense	—	—	—	—	55	—	55	—	55
Common dividends ($0.085 per share)	—	—	—	—	—	(1,937)	(1,937)	—	(1,937)
Redemption of Series A1 Preferred Stock paid in cash	—	—	(32,002)	(791)	69	(16)	(738)	—	(738)
Dividends to holders of Series A1 Preferred Stock ($0.48938 per share)	—	—	—	—	—	(5,491)	(5,491)	—	(5,491)
Redeemable preferred stock accretion	—	—	—	—	—	(428)	(428)	—	(428)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Redemption of Series A Preferred Stock paid in cash	—	—	(287,474)	(7,162)	621	(558)	(7,099)	—	(7,099)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,368)	(2,368)	—	(2,368)
Net loss	—	—	—	—	—	(796)	(796)	(56)	(852)
Balances, June 30, 2024	22,786,741	$23	17,979,480	$446,829	$851,979	$(947,762)	$351,069	$2,092	$353,161
Stock based compensation expense	107,840	—	—	—	55	—	55	—	55
Stock dividend ($0.04 per share)	—	3	—	—	3,336	(3,339)	—	—	—
Redemption of Series A1 Preferred Stock paid in cash	—	—	(31,967)	(791)	70	(17)	(738)	—	(738)
Redemption of Series A1 Preferred Stock paid in Common Stock	32,998,865	33	(2,590,616)	(64,127)	70,147	(8,440)	(2,387)	—	(2,387)
Dividends to holders of Series A1 Preferred Stock ($0.48938 per share)	—	—	—	—	—	(5,710)	(5,710)	—	(5,710)
Redemption of Series D Preferred Stock	—	—	—	—	—	—	—	—	—
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Reclassification of Series A Preferred stock to permanent equity	—	—	—	—	—	—	—	—	—
Redeemable preferred stock accretion	—	—	—	—	—	(327)	(327)	—	(327)
Redemption of Series A Preferred Stock paid in cash	—	—	(247,627)	(6,214)	530	(459)	(6,143)	—	(6,143)
Redemption of Series A Preferred Stock paid in Common Stock	27,553,834	28	(2,167,156)	(53,927)	58,861	(7,180)	(2,218)	—	(2,218)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,239)	(2,239)	—	(2,239)
Net loss	—	—	—	—	—	(10,384)	(10,384)	(192)	(10,576)
Balances, September 30, 2024	83,447,280	$87	12,942,114	$321,770	$984,978	$(985,874)	$320,961	$1,900	$322,861

	Nine Months Ended September 30, 2023
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2022	22,737,853	$23	13,570,353	$337,762	$861,721	$(837,846)	$361,660	$373	$362,033
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	(619)	(619)	—	(619)
Acquisition of non-controlling interests	—	—	—	—	—	—	—	5,002	5,002
Stock-based compensation expense	—	—	—	—	55	—	55	—	55
Common dividends ($0.085 per share)	—	—	—	—	—	(1,933)	(1,933)	—	(1,933)
Issuance of Series A1 Preferred Stock	—	—	1,032,433	25,569	(2,291)	—	23,278	—	23,278
Redemption of Series A1 Preferred Stock paid in cash	—	—	(12,870)	(319)	28	(11)	(302)	—	(302)
Dividends to holders of Series A1 Preferred Stock ($0.39563 per share)	—	—	—	—	—	(2,559)	(2,559)	—	(2,559)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Reclassification of Series A Preferred stock to permanent equity	—	—	389,325	9,699	(887)	—	8,812	—	8,812
Redemption of Series A Preferred Stock paid in cash	—	—	(189,753)	(4,723)	403	(362)	(4,682)	—	(4,682)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,810)	(2,810)	—	(2,810)
Net loss	—	—	—	—	—	(6,951)	(6,951)	(625)	(7,576)
Balances, March 31, 2023	22,737,853	$23	14,789,488	$367,988	$859,029	$(853,108)	$373,932	$4,750	$378,682
Stock based compensation expense	—	—	—	—	37	—	37	—	37
Common dividends ($0.085 per share)	—	—	—	—	—	(1,933)	(1,933)	—	(1,933)
Issuance of Series A1 Preferred Stock	—	—	1,195,589	29,582	(2,597)	—	26,985	—	26,985
Redemption of Series A1 Preferred Stock paid in cash	—	—	(11,200)	(277)	23	(24)	(278)	—	(278)
Dividends to holders of Series A1 Preferred Stock $0.4425 per share)	—	—	—	—	—	(3,373)	(3,373)	—	(3,373)
Redemption of Series D Preferred Stock paid in cash	—	—	(410)	(10)	—	—	(10)	—	(10)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Reclassification of Series A Preferred stock to permanent equity	—	—	300,846	7,462	(658)	—	6,804	—	6,804
Redemption of Series A Preferred Stock paid in cash	—	—	(183,809)	(4,575)	401	(291)	(4,465)	—	(4,465)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,749)	(2,749)	—	(2,749)
Net loss	—	—	—	—	—	(17,359)	(17,359)	(1,002)	(18,361)
Balances, June 30, 2023	22,737,853	$23	16,090,504	$400,170	$856,235	$(878,854)	$377,574	$3,748	$381,322
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(38)	(38)
Stock based compensation expense	48,888	—	—	—	36	—	36	—	36
Common dividends ($0.085 per share)	—	—	—	—	—	(1,937)	(1,937)	—	(1,937)
Issuance of Series A1 Preferred Stock	—	—	1,094,386	27,015	(2,314)	—	24,701	—	24,701
Redemption of Series A1 Preferred Stock paid in cash	—	—	(30,941)	(760)	64	(41)	(737)	—	(737)
Dividends to holders of Series A1 Preferred Stock ($0.47375 per share)	—	—	—	—	—	(4,116)	(4,116)	—	(4,116)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Redemption of Series A Preferred Stock paid in cash	—	—	(187,759)	(4,676)	356	(311)	(4,631)	—	(4,631)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,676)	(2,676)	—	(2,676)
Net loss	—	—	—	—	—	(15,773)	(15,773)	(874)	(16,647)
Balances, September 30, 2023	22,786,741	$23	16,966,190	$421,749	$854,377	$(903,725)	$372,424	$2,836	$375,260
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,333)	$(42,584)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	19,624	46,153
Gain on sale of real estate	—	(1,104)
Amortization of deferred debt origination costs	1,639	1,646
Amortization of premiums and discounts on debt	(1)	36
Unrealized premium adjustment	549	548
Amortization of deferred costs and accretion of fees on loans receivable, net	(105)	(279)
Write-offs (recoveries) of uncollectible receivables	782	160
Write-off of other deferred costs	491	—
Loss (gain) on interest rate caps	425	349
Deferred income taxes	(27)	28
Stock-based compensation	165	128
Loss (income) from unconsolidated entities	442	(1,053)
Loans funded, held for sale to secondary market	(13,017)	(13,468)
Proceeds from sale of guaranteed loans	15,257	13,560
Principal collected on loans subject to secured borrowings	1,198	1,434
Commitment fees remitted and other operating activity	(461)	(314)
Changes in operating assets and liabilities:
Accounts receivable	553	695
Other assets	2,536	(3,961)
Accounts payable and accrued expenses	(766)	18,376
Deferred leasing costs	(1,095)	(717)
Other liabilities	(2,377)	(4,455)
Due to related parties	5,401	1,584
Net cash provided by operating activities	15,880	16,762
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,778)	(10,895)
Acquisition of real estate	—	(96,731)
Proceeds from sale of real estate, net	1,096	31,419
Investment in unconsolidated entity	(1,463)	(7,218)
Distributions from unconsolidated entity	330	—
Loans funded	(9,279)	(8,550)
Principal collected on loans	7,390	9,108
Net cash used in investing activities	(14,704)	(82,867)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of revolving credit facilities, mortgages payable, term notes and principal on SBA 7(a) loan-backed notes	(12,690)	(194,239)
Proceeds from revolving credit facilities, term notes and mortgages	20,000	248,282
Proceeds from SBA 7(a) loan-backed notes	—	54,141
Payment of principal on secured borrowings	(1,198)	(1,434)
Payment of deferred preferred stock offering costs	(1,029)	(665)
Payment of deferred debt origination costs	(622)	(3,164)
Payment of common dividends	(5,811)	(5,795)
Net proceeds from issuance of Preferred Stock	40,450	76,082
Payment of Preferred Stock dividends	(23,543)	(22,303)
Redemption of Preferred Stock	(24,943)	(99,031)
Distributions to noncontrolling interests	(43)	(38)
Net cash (used in) provided by financing activities	(9,429)	51,836
(Continued)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2024	2023
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(8,253)	(14,269)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	44,228	57,480
End of period	$35,975	$43,211
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$18,454	$19,261
Restricted cash	17,521	23,950
Total cash and cash equivalents and restricted cash	$35,975	$43,211
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$25,714	$21,525
Federal income taxes paid	$366	$575
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures, tenant improvements and real estate developments	$4,327	$1,555
Proceeds from the sale of real estate committed but not yet received	$—	$2,981
Other amounts due from Unconsolidated Joint Venture partners included in other assets	$396	$1,445
Non-cash contributions to Unconsolidated Joint Venture	$—	$8,600
Accrued preferred stock offering costs	$714	$166
Accrual of dividends payable to common stockholders	$—	$1,937
Accrual of dividends payable to preferred stockholders	$2,045	$2,307
Preferred stock offering costs offset against redeemable preferred stock in permanent equity	$508	$1,242
Preferred stock offering costs offset against redeemable preferred stock in temporary equity	$912	$—
Reclassification of Series A Preferred Stock from temporary equity to permanent equity	$—	$15,616
Mortgage notes assumed in connection with our acquisition of real estate	$—	$181,318
Redeemable preferred stock deemed dividends	$755	$—
Accrued redeemable preferred stock fees	$191	$369
Acquisition of non-controlling interests	$—	$5,002
Write-off of preferred stock deferred offering costs	$5,123	$—
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)

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
Interim Financial Information—The accompanying interim consolidated financial statements of the Company have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of the Company’s management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, included in the 2023 Form 10-K.
Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In determining whether the Company has controlling interests in an entity and the requirement to consolidate the accounts in that entity, the Company analyzes its investments in real estate in accordance with standards set forth in GAAP to determine whether they are variable interest entities (“VIEs”), and if so, whether the Company is the primary beneficiary. The Company’s judgment with respect to its level of influence or control over an entity and whether the Company is the primary beneficiary of a VIE involves consideration of various factors, including the form of the Company’s ownership interest, the Company’s voting interest, the size of the Company’s investment (including loans), and the Company’s ability to participate in major policy-making decisions. The Company’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in real estate on the Company’s consolidated financial statements. As of September 30, 2024, the Company has determined that the trust formed for the benefit of the note holders (the “Trust”) for the securitization of the unguaranteed portion of certain of the Company’s SBA 7(a) loans receivable is considered a VIE. Applying the consolidation requirements for VIEs, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. In addition, as of September 30, 2024, the Company has determined that its Unconsolidated Joint Ventures (as defined below) are considered VIEs. Applying the consolidation requirements for VIEs, the Company determined that it is not the primary beneficiary based on its lack of power to direct activities and its obligations to absorb losses and right to receive benefits. Therefore, the Unconsolidated Joint Ventures do not qualify for consolidation. The Company accounts for its investments in Unconsolidated Joint Ventures as equity method investments.
Investments in Real Estate—Investments in real estate are stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

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
Recoverability of Investments in Real Estate—The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Investments in real estate are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the asset. The Company did not recognize any impairment of long-lived assets during the three and nine months ended September 30, 2024 and 2023 (Note 3).
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
September 30, 2024 (Unaudited) – (Continued)
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
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases when collectability is probable and the tenant has taken possession or controls the physical use of the leased asset. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as an incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. As of September 30, 2024 and December 31, 2023, lease incentives of $3.9 million and $3.9 million, respectively, are presented net of accumulated amortization of $3.6 million and $3.3 million, respectively.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)
For the three and nine months ended September 30, 2024 and 2023, the Company recognized rental income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rental and other property income
Fixed lease payments (1)	$15,397	$14,579	$48,083	$42,251
Variable lease payments (2)	2,753	2,482	8,089	7,748
Rental and other property income	$18,150	$17,061	$56,172	$49,999
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
Collectability of Future Lease Payments
The Company continually reviews whether collection of future lease payments, including any straight-line rent, and current and future operating expense reimbursements from tenants is probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of future lease payments is not probable, the Company will record a reduction to rental and other property income and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of future lease payments is based on the best information available at the time of estimate. The Company does not use a general reserve approach. As of September 30, 2024 and December 31, 2023, the Company had identified certain tenants where collection was no longer considered probable and decreased outstanding receivables by $536,000 and $868,000, respectively, across all operating leases.
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
September 30, 2024 (Unaudited) – (Continued)
At inception of a contract with a customer for hotel goods and services, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate.
The Company presents hotel revenues net of sales, occupancy, and other taxes.
Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 17 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Hotel properties
Hotel income	$6,808	$7,485	$29,768	$29,590
Rental and other property income	221	367	1,056	1,259
Interest and other income	113	96	327	259
Hotel revenues	$7,142	$7,948	$31,151	$31,108
Tenant recoveries outside of the lease agreements
Tenant recoveries outside of the lease agreements are related to construction projects in which the Company’s tenants have agreed to fully reimburse the Company for all costs related to construction. These services include architectural, permit expediter and construction services. At inception of the contract with the customer, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate. While these individual services are distinct, in the context of the arrangement with the customer, all of these services are bundled together and represent a single package of construction services requested by the customer. The Company satisfies its performance obligation and recognizes revenues associated with these services over time as the construction is completed. No such amounts were recognized for tenant recoveries outside of the lease agreements for each of the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024, there were no remaining performance obligations associated with tenant recoveries outside of the lease agreements.
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
Pursuant to the SBA 7(a) Program, the Company sells the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by the Company is recorded at fair value and a discount is recorded as a reduction in basis of the retained portion of the loan. Unamortized retained loan discounts were $7.9 million and $8.4 million as of September 30, 2024 and December 31, 2023, respectively.
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
September 30, 2024 (Unaudited) – (Continued)
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
The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost. The Company recorded a cumulative-effective adjustment to the opening distributions in excess of earnings in its consolidated statement of equity as of January 1, 2023 of $619,000. This represents a total CECL reserve transition adjustment of approximately $783,000, net of a $164,000 deferred tax asset. As of September 30, 2024 and December 31, 2023, the Company had a total CECL of $1.9 million and $1.7 million, respectively.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)
Deferred offering costs represented direct costs incurred in connection with the Company’s offerings of Series A1 Preferred Stock (as defined below), Series A Preferred Stock (as defined below), and Series D Preferred Stock (as defined below), excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other offering fees and expenses. Generally, for a specific issuance of securities, issuance-specific offering costs are recorded as a reduction of proceeds raised on the issuance date and offering costs incurred but not directly related to a specifically identifiable closing of a security are deferred. Deferred offering costs were first allocated to each issuance of a security on a pro-rata basis equal to the ratio of the number of securities issued in a given issuance to the maximum number of securities that were expected to be issued in the related offering. With respect to shares of Series A1 Preferred Stock issued from June 2024 through September 2024, in the event a holder of Series A1 Preferred Stock requests redemption of such shares and such redemption takes place prior to the first anniversary of the date of original issuance, the Company is required to pay such redemption in cash. As a result, from June 2024 through September 2024, deferred offering costs allocated to each issuance were recorded as reductions to temporary equity and will subsequently be reclassified to permanent equity on the first anniversary of each issuance. In the case of the Series A Preferred Stock issued prior to February 2020, the issuance-specific offering costs and the deferred offering costs allocated to such issuance were further allocated to the Series A Preferred Stock and Series A Preferred Warrants issued in such issuance based on the relative fair value of the instruments on the date of issuance. The deferred offering costs allocated to the Series A Preferred Stock and Series A Preferred Warrants were reductions to temporary equity and permanent equity, respectively, with the deferred offering costs allocated to Series A Preferred Stock being reclassified from temporary equity to permanent equity on the first anniversary of each issuance.
The Company discontinued its issuance of Series A Preferred Stock and Series D Preferred stock in June 2022. In September 2024, the Company, at its option, redeemed 2,589,606 and 2,167,156 shares of its Series A1 Preferred Stock and Series A Preferred Stock, respectively, in shares of Common Stock and suspended its offering of Series A1 Preferred Stock. Following the suspension of its Series A1 Preferred Stock’s offering, the Company no longer deemed it probable that future proceeds would be raised from the sale of these securities and, as a result, the Company recognized $5.1 million of redeemable preferred stock redemptions in its consolidated statement of operations for the three months ended September 30, 2024 related to amounts that had been recorded as deferred offering costs.
Deferred financing costs related to the securing of a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facilities.
As of September 30, 2024 and December 31, 2023, deferred rent receivable and charges consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Deferred rent receivable	$13,849	$14,757
Deferred leasing costs, net of accumulated amortization of $11,413 and $10,483, respectively	6,152	6,613
Deferred offering costs	—	4,925
Deferred financing costs, net of accumulated amortization of $1,363 and $764, respectively	1,086	1,436
Other deferred costs	—	491
Deferred rent receivable and charges, net	$21,087	$28,222

Redeemable Preferred Stock—Beginning on the date of original issuance of any given shares of Series A1 Preferred Stock, par value $0.001 per share (“Series A1 Preferred Stock”), with an initial stated value of $25.00 per share, subject to adjustment (the “Series A1 Preferred Stock Stated Value”), Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) with an initial stated value of $25.00 per share, subject to adjustment (the “Series A Preferred Stock Stated Value”), or Series D Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), with an initial stated value of $25.00 per share, subject to adjustment (the “Series D Preferred Stock Stated Value”), the holder of such shares has the right to require the Company to redeem such shares, subject to certain limitations as discussed in Note 11. The Company records the activity related to the Series A1 Preferred Stock (for issuances prior to June 2024), Series A Preferred Stock, Series A Preferred Warrants and Series D Preferred Stock in permanent equity. With respect to shares of Series A1 Preferred Stock issued from June 2024 through September 2024, in the event a holder of Series A1 Preferred Stock requests redemption of such shares and such redemption takes place prior to the first anniversary of the date of original issuance, the Company is required to pay such

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)
redemption in cash. As a result, beginning from June 2024 through September 2024, the Company recorded issuances of Series A1 Preferred Stock in temporary equity. With respect to shares of Series A1 Preferred Stock issued from June 2024 through September 2024, on the first anniversary of the date of original issuance of a particular share of Series A1 Preferred Stock the Company reclassifies such share of Series A1 Preferred Stock from temporary equity to permanent equity as the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating whether the the adoption of ASU 2023-07 will have a material impact on its consolidated financial statements and disclosures.
3. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Land	$175,682	$175,715
Land improvements	5,863	5,862
Buildings and improvements	635,150	633,299
Furniture, fixtures, and equipment	11,973	11,627
Tenant improvements	26,601	26,460
Work in progress	27,074	15,915
Investments in real estate	882,343	868,878
Accumulated depreciation	(179,498)	(164,116)
Net investments in real estate	$702,845	$704,762

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)
For the three months ended September 30, 2024 and 2023, the Company recorded depreciation expense of $5.9 million and $5.9 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded depreciation expense of $17.5 million and $16.6 million, respectively.
2024 Transactions—There were no acquisitions or dispositions during the nine months ended September 30, 2024.
2023 Transactions—During the nine months ended September 30, 2023, the Company acquired an interest in the following properties from subsidiaries indirectly wholly-owned by a fund that is managed by affiliates of CIM Group. The purchases were accounted for as asset acquisitions.

	Asset	Date of		Interest	Purchase
Property	Type	Acquisition	Units	Acquired (1)	Price
					(in thousands)
Channel House	Multifamily(2)	January 31, 2023	333	89.4%	$134,615
F3 Land Site	Multifamily (2)	January 31, 2023	N/A	89.4%	$250
466 Water Street Land Site	Multifamily (2)	January 31, 2023	N/A	89.4%	$2,500
1150 Clay	Multifamily (3)	March 28, 2023	288	98.1%	$145,500

(1)As of September 30, 2024 the Company’s ownership interests in Channel House, F3 Land Site, and 466 Water Street Land Site had changed to 93.9%, 93.2%, and 90.9%, respectively, as result of additional contributions made to the entities by the Company subsequent to the applicable initial acquisition.
(2)Transaction costs that were capitalized as a component of the assets acquired and liabilities assumed in connection with the acquisition of these properties totaled $37,000, which are not included in the purchase prices above. The building at Channel House also includes approximately 1,864 square feet of retail space. The F3 Land Site is currently being utilized as a surface parking lot and being evaluated for future development options including hotel development but there are no formal plans in place to begin development as of September 30, 2024.
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

(1)The Company sold 80% of its interest in 4750 Wilshire Boulevard (excluding a vacant land parcel which was not included in the sale) to co-investors with whom the Company formed the 4750 Wilshire JV (defined in Note 4). At the acquisition date, the Company received net proceeds of $16.7 million and recorded a receivable of $17.7 million, all of which has been collected as of September 30, 2024. Additionally, as of September 30, 2024, the Company has a receivable of $396,000 due from the 4750 Wilshire JV included in other assets on the Company’s consolidated balance sheet related to development costs incurred by the Company at 4750 Wilshire Boulevard prior to the sale of 80% of its interest in the property to the 4750 Wilshire JV. The Company owns a 20% interest in the 4750 Wilshire JV and accounts for its investment as an equity method investment.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)
The results of operations of the properties the Company acquired have been included in the consolidated statements of operations from the dates of acquisition. The following table summarizes the purchase price allocation of the aforementioned acquisitions during the nine months ended September 30, 2023. There were no acquisitions during the nine months ended September 30, 2024.

Nine Months Ended September 30, 2023
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
September 30, 2024 (Unaudited) – (Continued)
4. INVESTMENT IN UNCONSOLIDATED ENTITIES
The following table details the Company’s equity method investments in its Unconsolidated Joint Ventures. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (dollars in thousands):

					Carrying Value
Joint Venture	Asset Type	Location	Acquisition Date	Ownership Interest	September 30, 2024	December 31, 2023
1910 Sunset Boulevard (1)	Office / Multifamily (Development)	Los Angeles, CA	February 11, 2022	44.2%	$12,159	$12,040
4750 Wilshire Boulevard (2)	Office / Multifamily	Los Angeles, CA	February 17, 2023	20.0%	9,342	9,119
1902 Park Avenue (3)	Multifamily	Los Angeles, CA	February 28, 2023	50.0%	6,303	7,082
1015 N Mansfield Avenue (4)	Office (Development)	Los Angeles, CA	October 10, 2023	28.8%	6,392	5,264
Total investments in unconsolidated entities					$34,196	$33,505
______________________
(1)1910 Sunset Boulevard is an office building with 104,764 square feet of office space and 2,760 square feet of retail space. The 1910 Sunset JV (defined below). The 1910 Sunset JV has begun the 1915 Park Project (defined below) to build 36 multifamily units on the 1915 Park Avenue land parcel adjacent to the office building.
(2)4750 Wilshire Boulevard is a three-story office building with 30,335 square feet of office space located on the first floor. The remainder of the building was substantially converted into 68 for-lease multifamily units in September, 2024.
(3)1902 Park Avenue is a 75-unit four-story multifamily building.
(4)1015 N Mansfield Avenue is an office building with a 44,141 square foot site area and a parking garage. The site is being evaluated for different development options, including creative office or other commercial space. As of September 30, 2024, this property was in pre-development phase and the Company has not finalized the formal development plan for the property.
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
The 1910 Sunset JV has begun construction to build 36 multifamily units on the 1915 Park Avenue land parcel adjacent to the office building (the “1915 Park Project”). The 1915 Park Project is expected to be completed by the third quarter of 2025 and to cost approximately $14.7 million (excluding the land acquisition cost), the Company’s share of which will be $6.5 million. The 1910 Sunset JV plans to finance the project through a combination of cash from operations at its office property, additional equity contributions from existing investors, and proceeds from a mortgage loan from a third-party lender (which is in-place but currently has no outstanding borrowings and is subject to additional equity contribution requirements which have not yet been met). As of September 30, 2024, the 1910 Sunset JV had incurred total costs of $4.8 million in connection with the 1915 Park Project.
The Company recorded a loss of $763,000 and $764,000 related to its investment in the 1910 Sunset JV during the three and nine months ended September 30, 2024, respectively, and a loss of $402,000 and $683,000 during the three and nine months ended September 30, 2023, respectively. The Company’s investment in the 1910 Sunset JV was $12.2 million and its ownership percentage remained unchanged as of September 30, 2024.
4750 Wilshire Boulevard— In February 2023, three co-investors (the “4750 Wilshire JV Partners”) acquired an 80% interest in a property owned by a subsidiary of the Company located at 4750 Wilshire Boulevard in Los Angeles, California (“4750 Wilshire”) for a gross sales price of $34.4 million (excluding transaction costs). The Company retained a 20% interest in 4750 Wilshire through an Unconsolidated Joint Venture arrangement between the Company and the 4750 Wilshire JV Partners

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)
(the “4750 Wilshire JV”). The goal of the 4750 Wilshire JV was to convert two of the three floors of 4750 Wilshire from office-use into 68 for-lease multifamily units (the “4750 Wilshire Project”), with the first floor of 4750 Wilshire continuing to function as 30,335 square feet of office space. The 4750 Wilshire Project was substantially completed in September 2024 the 4750 Wilshire JV has commenced leasing of the multifamily units. The total cost of the conversion is estimated to be approximately $31.0 million (the Company’s share of which is $6.2 million), which is being financed by a combination of equity contributions from the 4750 Wilshire JV Partners and a third-party construction loan, secured by 4750 Wilshire, which closed in March 2023 and that allows for total draws of $38.5 million (the “4750 Wilshire Construction Loan”). The Company provided a limited guarantee to the lender under the 4750 Wilshire Construction Loan. As of September 30, 2024, total costs of $27.9 million had been incurred by the 4750 Wilshire JV in connection with the 4750 Wilshire Project.
Pursuant to the co-investment agreement, the 4750 Wilshire JV pays an ongoing management fee to the Company. In addition, the Company may earn incentive fees based on the performance of 4750 Wilshire after the conversion.
The Company recorded a loss of $71,000 and income of $123,000 related to its investment in the 4750 Wilshire JV during the three and nine months ended September 30, 2024, respectively, and income of $2.0 million and $1.5 million during the three and nine months ended September 30, 2023, respectively, in the consolidated statements of operations. The Company’s investment in the 4750 Wilshire JV was $9.3 million and its ownership percentage remained unchanged at 20% as of September 30, 2024.
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
The Company recorded a loss of $405,000 and $929,000 related to its investment in the 1902 Park JV during the three and nine months ended September 30, 2024, respectively, and a loss of $422,000 and income of $216,000 during the three and nine months ended September 30, 2023, respectively, in the consolidated statements of operations. The Company’s investment in the 1902 Park JV was $6.3 million as of September 30, 2024.
1015 N Mansfield Avenue— In October, 2023, the Company and a co-investor affiliated with CIM Group (the “1015 N Mansfield JV Partner”) acquired from an unrelated third party a 100% fee-simple interest in a plot of land located in the Sycamore media district of Los Angeles, California for a gross purchase price of $18.0 million (excluding transaction costs) (the “1015 N Mansfield JV”). The property has a site area of approximately 44,141 square feet and contains a parking garage that has been leased to a third-party tenant. The site is being evaluated for different creative office or other commercial space development options and was in pre-development phase as the Company has not finalized the formal development plan for the property. The Company owns 28.8% of the 1015 N Mansfield JV.
The Company recorded income of $0 and $1.1 million related to its investment in the 1015 N Mansfield JV during the three and nine months ended September 30, 2024, respectively, in the consolidated statements of operations. The Company’s investment in the 1015 N Mansfield JV was $6.4 million as of September 30, 2024.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)
5. LOANS RECEIVABLE
Loans receivable consist of the following (in thousands):

	September 30, 2024	December 31, 2023
SBA 7(a) loans receivable, subject to credit risk	$13,660	$10,393
SBA 7(a) loans receivable, subject to loan-backed notes	39,466	43,983
SBA 7(a) loans receivable, subject to secured borrowings	1,832	3,105
SBA 7(a) loans receivable, held for sale	1,539	74
Loans receivable	56,497	57,555
Deferred capitalized costs, net	1,111	1,130
Current expected credit losses	(1,866)	(1,680)
Loans receivable, net	$55,742	$57,005
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
Current Expected Credit Losses
CECL reflects the Company’s current estimate of potential credit losses related to loans receivable included in the Company’s consolidated balance sheets as of September 30, 2024 pursuant to ASU 2016-13 as implemented effective January 1, 2023. Refer to Note 2 for further discussion of CECL.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)
The following table presents the activity in the Company’s CECL for the nine months ended September 30, 2024 and September 30, 2023 (dollar amounts in thousands):

Loans Receivable
Current expected credit losses as of December 31, 2023	$1,680
Net adjustment to reserve for expected credit losses	(36)
Current expected credit losses as of March 31, 2024	$1,644
Net adjustment to reserve for expected credit losses	(37)
Current expected credit losses as of June 30, 2024	$1,607
Net adjustment to reserve for expected credit losses	259
Current expected credit losses as of September 30, 2024	$1,866

Allowance for credit losses as of December 31, 2022	$1,106
Transition adjustment on January 1, 2023	783
Net adjustment to reserve for expected credit losses	51
Current expected credit losses as of March 31, 2023	$1,940
Write-offs	(85)
Reserve for expected credit losses	(142)
Current expected credit losses as of June 30, 2023	$1,713
Reserve for expected credit losses	(9)
Current expected credit losses as of September 30, 2023	$1,704
The net adjustments to the reserve for expected credit losses are recognized through net income on the Company’s consolidated statements of operations. During the three and nine months ended September 30, 2024, the Company recorded an increase of $259,000 and $186,000, respectively, in its CECL related to its loans receivable, which was recorded in general and administrative expenses in the consolidated statement of operations. During the three and nine months ended September 30, 2023, the Company recorded a decrease of $9,000 and $100,000, respectively, in its CECL related to its loan receivable, which is recorded in general and administrative expenses in the consolidated statement of operations, and recorded a decrease due to write-offs of $85,000.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)
The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans receivable portfolio as of September 30, 2024 by year of origination, loan type and risk rating (dollar amounts in thousands):

		Amortized Cost of Loans Receivable by Year of Origination As of September 30, 2024
	Number of Loans	2024	2023	2022	2021	2020	Prior	Total
Loans by internal risk rating:
1	106	$4,050	$5,357	$4,807	$6,946	$2,187	$10,089	$33,436
2	55	475	4,100	3,475	2,491	1,494	6,323	$18,358
3	1	—	—	—	430	—	—	$430
4	1	—	902	—	—	—	—	$902
5	—	—	—	—	—	—	—	—
Total	163	$4,525	$10,359	$8,282	$9,867	$3,681	$16,412	$53,126
Plus: SBA 7(a) loans receivable, subject to secured borrowings (1)								1,832
Plus: Deferred capitalized costs, net								1,111
Less: Current expected credit losses								(1,866)
Less: Held for sale guaranteed portion								1,539
Total loans receivable, net								$55,742

Weighted average risk rating								1.4
____________________
(1)The Company does not assign a risk rating to its SBA 7(a) loans receivable that are subject to secured borrowings or the government guaranteed portion of loans held for sale. The Company has determined there is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.
Other
As of September 30, 2024 and December 31, 2023, 99.4% and 100.0%, respectively, of the Company’s loans subject to credit risk were concentrated in the hospitality industry. As of September 30, 2024 and December 31, 2023, 94.9% and 99.3%, respectively, of the Company’s loans subject to credit risk were current. The Company classifies loans with negative characteristics in substandard categories ranging from special mention to doubtful. As of September 30, 2024 and December 31, 2023, $4.0 million and $1.3 million, respectively, of loans subject to credit risk were classified in substandard categories.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)
6. OTHER INTANGIBLE ASSETS AND LIABILITIES
A schedule of the Company’s intangible assets and liabilities and related accumulated amortization and accretion as of September 30, 2024 and December 31, 2023 is as follows (in thousands):

	September 30, 2024	December 31, 2023
Intangible assets:
Acquired in-place leases, net of accumulated amortization of $5,102 and $4,821, respectively, both with an average useful life of 6 years, respectively.	$703	$984
Acquired above-market leases, net of accumulated amortization of $34 and $30, respectively, both with an average useful life of 7 years, respectively	3	7
Trade name and license	2,957	2,957
Total intangible assets, net	$3,663	$3,948
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
During the three and nine months ended September 30, 2024 and 2023, the Company recognized amortization related to its intangible assets and liabilities as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Acquired above-market lease amortization	$1	$21	$4	$79
Acquired in-place lease amortization	$94	$9,488	$281	$27,620
Acquired below-market lease amortization	$—	$93	$—	$243
A schedule of future amortization and accretion of acquired intangible assets and liabilities as of September 30, 2024, is as follows (in thousands):

	Assets
Years Ending December 31,	Acquired Above-Market Leases	Acquired In-Place Leases
2024 (Three months ended December 31, 2024)	$2	$92
2025	1	171
2026	—	123
2027	—	123
2028	—	122
Thereafter	—	72
	$3	$703

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)
7. DEBT
The following table summarizes the debt balances as of September 30, 2024 and December 31, 2023, and the debt activity for the nine months ended September 30, 2024 (in thousands):

		During the Nine Months Ended September 30, 2024
	Balances as of December 31, 2023	Debt Issuances & Assumptions	Repayments	Accretion & (Amortization)	Balances as of September 30, 2024
Mortgages Payable:
Fixed rate mortgages payable	$163,700	$—	$—	$—	$163,700
Variable rate mortgage payable	87,000	—	—	—	87,000
	250,700	—	—	—	250,700
Deferred debt origination costs — Mortgages Payable	(954)	—	—	569	(385)
Total Mortgages Payable	249,746	—	—	569	250,315
Secured Borrowings — Government Guaranteed Loans:
Outstanding Balance	3,007	—	(1,198)	—	1,809
Unamortized premiums	100	—	—	(77)	23
Total Secured Borrowings — Government Guaranteed Loans	3,107	—	(1,198)	(77)	1,832
Other Debt:
2022 credit facility revolver	97,000	20,000	(3,967)	—	113,033
2022 credit facility term loan	56,230	—	—	—	56,230
Junior subordinated notes	27,070	—	—	—	27,070
SBA 7(a) loan-backed notes	41,394	—	(8,723)	—	32,671
Deferred debt origination costs — other	(1,588)	(373)	—	471	(1,490)
Discount on junior subordinated notes	(1,398)	—	—	76	(1,322)
Total Other Debt	218,708	19,627	(12,690)	547	226,192
Total Debt, Net	$471,561	$19,627	$(13,888)	$1,039	$478,339
Fixed Rate Mortgages Payable—The Company’s fixed rate mortgages payable are secured by a deed of trust on the properties underlying such mortgages and assignments of rents receivable. As of September 30, 2024, the Company’s fixed rate mortgages payable had fixed interest rates of 4.14% and 6.25% per annum, respectively, with payments of interest only and initial maturity dates of July 1, 2026 and June 7, 2025, respectively. In regards to the mortgage payable maturing on June 7, 2025, the Company has a one-year extension option at its discretion. These loans are non-recourse.
The Company has been in discussion with the largest tenant at One Kaiser Plaza in Oakland, California, a property that is secured by a fixed rate mortgage with a balance of $97.1 million as of September 30, 2024, about renewing a portion of its existing lease. This extension would require a sizable capital investment by the Company for tenant improvements, leasing commissions and certain building improvements and may not meet the Company’s return hurdles and falls outside of the Company’s strategy of reducing its footprint in traditional office investments. The Company is exploring whether the lender holding the fixed-rate mortgage on the property will agree to loan concessions relating to such upfront capital costs. If we are not able to receive such concessions, we may elect to cease interest payments on the mortgage, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, declare principal and interest on the mortgage loan to be immediately due and payable.
Variable Rate Mortgage Payable—The Company’s variable rate mortgage payable is secured by a deed of trust on the property and assignment of rents receivable. As of September 30, 2024, the Company’s variable rate mortgage payable had a variable interest rate of SOFR plus 3.36%, with monthly payments of interest only, with an initial maturity date of July 7, 2025 and an extension option subject to certain conditions being met. The loan is non-recourse.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)
The Company has been in discussions with the lender under its variable rate mortgage for Channel House, a multifamily property in Oakland, California, to restructure the terms of the mortgage, as rent payments from the property will likely be insufficient to meet debt service payments under the mortgage. There can be no assurance that such restructuring will occur. If the Company and the lender under the variable rate mortgage cannot agree on a modification of the mortgage and the Company fails to make a required monthly debt service payment, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, declare principal and interest under the mortgage loan to be immediately due and payable.
Secured Borrowings—Government Guaranteed Loans—Secured borrowings—government guaranteed loans represent sold loans which are treated as secured borrowings because the loan sales did not meet the derecognition criteria provided for in ASC 860-30, Secured Borrowing and Collateral. These loans included cash premiums that are amortized as a reduction to interest expense over the life of the loan using the effective interest method and are fully amortized when the underlying loan is repaid in full. As of September 30, 2024, the Company’s secured borrowings-government guaranteed loans included $355,000 of loans sold for a premium and excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 9.21% at September 30, 2024, and $1.5 million of loans sold for an excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 6.87% at September 30, 2024.
2022 Credit Facility—In December 2022, the Company refinanced its 2018 credit facility and replaced it with a new 2022 credit facility, entered into with a bank syndicate, that included a $56.2 million term loan (the “2022 Credit Facility Term Loan”) as well as a revolver that originally allowed the Company to borrow up to $150.0 million (the “2022 Credit Facility Revolver”), both of which are collectively subject to a borrowing base calculation. The 2022 Credit Facility is secured by certain properties in the Company’s real estate portfolio: six office properties and one hotel property (as well as the hotel’s adjacent parking garage and retail property). The 2022 Credit Facility bears interest at (A) the base rate plus 1.50% or (B) SOFR plus 2.60%. As of September 30, 2024, the variable interest rate was 7.53%. The 2022 Credit Facility Revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The 2022 Credit Facility is guaranteed by the Company and the Company is subject to certain financial maintenance covenants. The 2022 Credit Facility matures in December 2025 and provides for two one-year extension options under certain conditions, including providing notice of the election and paying an extension fee of 0.15% of each lender’s commitment being extended on the effective date of such extension. As of September 30, 2024 and December 31, 2023, $0 and $53.0 million, respectively, was available for future borrowings.
As of each of March 31, 2024, June 30, 2024 and September 30, 2024, the Company was not in compliance with a financial covenant under the 2022 credit facility. Such non-compliance constituted an event of default under the 2022 Credit Facility. On May 14, 2024, lenders under the 2022 Credit Facility and the Company entered into an agreement (the “First Modification Agreement”) pursuant to which the lenders waived such event of default with respect to the test period ending March 31, 2024. Among other restrictions, the First Modification Agreement also prohibits subsidiaries of the Company that own properties that secured the 2022 Credit Facility from making any distributions to its parent entities. On August 7, 2024, lenders under the 2022 Credit Facility and the Company entered into an agreement (the “Second Modification Agreement”) pursuant to which the lenders waived such event of default with respect to the test period ending June 30, 2024. Simultaneously with the execution of the Second Modification Agreement, the Company made a $4.0 million repayment under the 2022 credit facility. On October 24, 2024, lenders under the 2022 Credit Facility and the Company entered into an agreement (the “Third Modification Agreement”) pursuant to which the lenders waived such event of default with respect to the test period ending September 30, 2024. Pursuant to the Third Modification Agreement, the Company will not be able to borrow under the 2022 Credit Facility without the consent of the lenders until certain conditions are satisfied, including delivery of a revised business plan acceptable to the lenders and re-establishing compliance with the financial covenant. Under the Third Modification Agreement, the aggregate commitments under the 2022 Credit Facility were reduced from $206.2 million to $169.3 million. Pursuant to the Third Modification Agreement, the Company and the lenders agreed that, starting April 1, 2025, excess cash flow generated by the borrowers under the 2022 Credit Facility will be deposited into a collateral account controlled by the administrative agent. The borrowers’ ability to withdraw funds from the collateral account will be limited to specified uses and subject to certain requirements. In addition, the lenders agreed (i) to modify the borrowing base formula to remove certain limitations on the inclusion of office, retail, flex office/industrial and standalone parking assets and (ii) subject to certain conditions, to release assets relating to the Sacramento Sheraton to facilitate a refinancing of such property. The Third Modification Agreement did not waive compliance with the financial covenant for the test period ending December 31, 2024 or any future period.
If the Company breaches any financial covenant under the 2022 Credit Facility in the future and is unable to obtain a further waiver from the lenders thereunder with respect to such breach, an event of default would occur under the 2022 Credit

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)
Facility, which would allow lenders under the 2022 Credit Facility to, among other remedies, declare the unpaid principal amount of all outstanding loans, and all interest accrued and unpaid thereon, to be immediately due and payable. The occurrence of any future event of default would raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address any possible future event of default under the 2022 Credit Facility by entering into new financing arrangements to repay amounts outstanding under the 2022 Credit Facility. The Company is in the process of obtaining refinancing for the Company’s hotel in Sacramento, California (the “Sheraton Refinancing”). If completed, the Company intends to use the proceeds of the Sheraton Refinancing to repay part of the amount outstanding under the 2022 Credit Facility and to pay for the Hotel Renovation described above. In addition, the Company is in the process of obtaining refinancing (the “Los Angeles Refinancing”) for three of its properties in Los Angeles, California. If completed, the proceeds of the Los Angeles Refinancing, along with a portion of the proceeds from the Sheraton Refinancing, are anticipated to be in an amount sufficient to repay all amounts outstanding under the 2022 Credit Facility, with the rest to be used for general corporate purposes. The Company expects that each of the Sheraton Refinancing and the Los Angeles Refinancing will close by the end of the first quarter of 2025.
Management of the Company believes that its plans to repay amounts outstanding under the 2022 Credit Facility are probable based on the following: (1) the Company has executed term sheets with the respective lenders under the Sheraton Refinancing and the Los Angles Refinancing; (2) the Company expects that both the Los Angeles Refinancing and the Sheraton Refinancing will close by the end of the first quarter of 2025; (3) the favorable loan-to-value ratios (“LTVs”) of the properties that are the subject of the Sheraton Refinancing and the Los Angeles Refinancing and (4) the Company’s plans and efforts to date to obtain additional financing to be secured by two properties that it owns (in addition to the Sheraton Refinancing and the Los Angeles Refinancing), and the favorable LTVs of these two properties. Management’s plans are intended to mitigate the relevant condition that would raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the interim financial information contained in this Quarterly Report on Form 10-Q is issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue its operations as a going concern and do not include any adjustments that might result from the outcome of events described in this paragraph.
Junior Subordinated Notes—The Company has junior subordinated notes with a variable interest rate which resets quarterly based on the three-month SOFR plus 3.51%, with quarterly interest only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at the Company’s option.
SBA 7(a) Loan-Backed Notes—On March 9, 2023, the Company completed a securitization of the unguaranteed portion of certain of its SBA 7(a) loans receivable with the issuance of $54.1 million of unguaranteed SBA 7(a) loan-backed notes (with net proceeds of approximately $43.3 million, after payment of fees and expenses in connection with the securitization and the funding of a reserve account and an escrow account). The SBA 7(a) loan-backed notes are collateralized by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2048, with monthly payments due as payments on the collateralized loans are received. The SBA 7(a) loan-backed notes bear interest at a per annum rate equal to the lesser of (i) 30-day average compounded SOFR plus 2.90% and (ii) prime rate minus 0.35%. As of September 30, 2024, the variable interest rate was 8.15%. The Company reflects the SBA 7(a) loans receivable as assets on its consolidated balance sheet and the SBA 7(a) loan-backed notes as debt on its consolidated balance sheet. The restricted cash on the Company’s consolidated balance sheets included funds related to the Company’s SBA 7(a) loan-backed notes was $3.6 million as of September 30, 2024.
Other—Deferred debt issuance costs, which represent legal and third-party fees incurred in connection with the Company’s borrowing activities, are capitalized and amortized to interest expense on a straight-line or effective interest method over the life of the related loan. Deferred debt issuance costs are presented net of accumulated amortization and are a reduction to total debt.
As of September 30, 2024 and December 31, 2023, accrued interest and unused commitment fees payable of $1.8 million and $1.8 million, respectively, were included in accounts payable and accrued expenses.
Future principal payments on the Company’s debt (face value) as of September 30, 2024 are as follows (in thousands):

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

Years Ending December 31,	Mortgage Payable	Secured Borrowings Principal (1)	2022 Credit Facility	Other (1) (2)	Total
2024 (Three months ending December 31, 2024)	$—	$479	$—	$3,316	$3,795
2025	153,600	89	169,263	9,947	332,899
2026	97,100	96	—	8,504	105,700
2027	—	103	—	10,904	11,007
2028	—	111	—	—	111
Thereafter	—	931	—	27,070	28,001
	$250,700	$1,809	$169,263	$59,741	$481,513
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
The following table summarizes the terms of the Company’s interest rate cap agreement as of September 30, 2024 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Assets as of
	Balance Sheet	Amount as of	Strike	Effective	Maturity	September 30,
	Location	September 30, 2024	Rates (1)	Dates	Dates	2024
Interest Rate Caps	Other assets	$87,000	4.5%	5/03/2023	7/07/2025	$65
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
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company has an interest rate cap that is used to manage exposure to interest rate movements but does not meet the requirements to be designated as a hedging instrument. The change in fair value of the derivative instrument that is not designated as a hedge is recorded directly to earnings as interest expense on the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2024, the Company recorded an unrealized loss of $407,000 and $425,000, respectively, which was included in interest expense on the accompanying consolidated statements of operations related to its interest rate cap. During the three and nine months ended September 30, 2023, the Company recorded an unrealized loss of $624,024 and $348,912, respectively, which was included in interest expense on the accompanying consolidated statements of operations related to its interest rate caps.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)
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

Grant Date (1)	Vesting Date	Restricted Shares of Common Stock - Individual	Restricted Shares of Common Stock - Aggregate
August 2023	August 2024	12,222	48,888
August 2024	August 2025	26,960	107,840
______________________
(1)Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period, and generally vests based on one year of continuous service. The Company recorded compensation expense related to these restricted shares of Common Stock in the amount of $55,000 and $36,000 for the three months ended September 30, 2024 and 2023, respectively, and $165,000 and $128,000 for the nine months ended September 30, 2024 and 2023.
As of September 30, 2024, there was $183,000 of total unrecognized compensation expense related to restricted shares of Common Stock which will be recognized ratably over the remaining vesting period.
10. EARNINGS PER SHARE ("EPS")
The computation of basic EPS are based on the Company’s weighted average shares outstanding. No shares of Series D Preferred Stock, Series A Preferred Stock, or Series A1 Preferred Stock outstanding as of September 30, 2024 or 2023 were included in the computation of diluted EPS because they had no dilutive effect. Outstanding Series A Preferred Warrants were not included in the computation of diluted EPS for the three and nine months ended September 30, 2024 and 2023 because their impact was either anti-dilutive or such warrants were not exercisable during such periods (Note 12).
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.
The following table reconciles the numerator and denominator used in computing the Company’s basic and diluted per-share amounts for net loss attributable to common stockholders for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(34,775)	$(22,934)	$(56,737)	$(59,464)
Redeemable preferred stock dividends declared on dilutive shares	—	—	—	—
Diluted net loss attributable to common stockholders	$(34,775)	$(22,934)	$(56,737)	$(59,464)
Denominator:
Basic weighted average shares of Common Stock outstanding	28,493	24,422	25,789	24,402
Effect of dilutive securities—contingently issuable shares	—	—	—	—
Diluted weighted average shares and common stock equivalents outstanding	28,493	24,422	25,789	24,402
Net loss attributable to common stockholders per share:
Basic	$(1.22)	$(0.94)	$(2.20)	$(2.44)
Diluted	$(1.22)	$(0.94)	$(2.20)	$(2.44)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)
11. REDEEMABLE PREFERRED STOCK
The table below provides information regarding the issuances, reclassifications and redemptions of each class of the Company’s preferred stock in permanent equity during the three and nine months ended September 30, 2024 and 2023 (dollar amounts in thousands):

	Preferred Stock
	Series A1		Series A		Series D		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2022	5,956,147	$147,514	7,565,349	$189,048	48,857	$1,200	13,570,353	$337,762
Issuance of Series A1 Preferred Stock	1,032,433	25,569	—	—	—	—	1,032,433	25,569
Redemption of Series A1 Preferred Stock paid in cash	(12,870)	(319)	—	—	—	—	(12,870)	(319)
Reclassification of Series A Preferred stock to permanent equity	—	—	389,325	9,699	—	—	389,325	9,699
Redemption of Series A Preferred Stock paid in cash	—	—	(189,753)	(4,723)	—	—	(189,753)	(4,723)
Balances, March 31, 2023	6,975,710	$172,764	7,764,921	$194,024	48,857	$1,200	14,789,488	$367,988
Issuance of Series A1 Preferred Stock	1,195,589	29,582	—	—	—	—	1,195,589	29,582
Redemption of Series A1 Preferred Stock paid in cash	(11,200)	(277)	—	—	—	—	(11,200)	(277)
Redemption of Series D Preferred Stock paid in cash	—	—	—	—	(410)	(10)	(410)	(10)
Reclassification of Series A Preferred stock to permanent equity	—	—	300,846	7,462	—	—	300,846	7,462
Redemption of Series A Preferred Stock paid in cash	—	—	(183,809)	(4,575)	—	—	(183,809)	(4,575)
Balances, June 30, 2023	8,160,099	$202,069	7,881,958	$196,911	48,447	$1,190	16,090,504	$400,170
Issuance of Series A1 Preferred Stock	1,094,386	27,015	—	—	—	—	1,094,386	27,015
Redemption of Series A1 Preferred Stock paid in cash	(30,941)	(760)	—	—	—	—	(30,941)	(760)
Redemption of Series A Preferred Stock paid in cash	—	—	(187,759)	(4,676)	—	—	(187,759)	(4,676)
Balances, September 30, 2023	9,223,544	$228,324	7,694,199	$192,235	48,447	$1,190	16,966,190	$421,749

Balances, December 31, 2023	10,378,343	$256,935	7,431,839	$185,704	48,447	$1,190	17,858,629	$443,829
Issuance of Series A1 Preferred Stock	853,879	21,246	—	—	—	—	853,879	21,246
Redemption of Series A1 Preferred Stock paid in cash	(24,046)	(595)	—	—	—	—	(24,046)	(595)
Redemption of Series A Preferred Stock paid in cash	—	—	(389,506)	(9,698)	—	—	(389,506)	(9,698)
Balances, March 31, 2024	11,208,176	$277,586	7,042,333	$176,006	48,447	$1,190	18,298,956	$454,782
Redemption of Series A1 Preferred Stock paid in cash	(32,002)	(791)	—	—	—	—	(32,002)	(791)
Redemption of Series A Preferred Stock paid in cash	—	—	(287,474)	(7,162)	—	—	(287,474)	(7,162)
Balances, June 30, 2024	11,176,174	$276,795	6,754,859	$168,844	48,447	$1,190	17,979,480	$446,829
Redemption of Series A1 Preferred Stock paid in cash	(31,967)	$(791)	—	$—	—	$—	(31,967)	$(791)
Redemption of Series A1 Preferred Stock paid in Common Stock	(2,590,616)	$(64,127)	—	$—	—	$—	(2,590,616)	$(64,127)
Redemption of Series A Preferred Stock paid in cash	—	$—	(247,627)	$(6,214)	—	$—	(247,627)	$(6,214)
Redemption of Series A Preferred Stock paid in Common Stock	—	$—	(2,167,156)	$(53,927)	—	$—	(2,167,156)	$(53,927)
Balances, September 30, 2024	8,553,591	$211,877	4,340,076	$108,703	48,447	$1,190	12,942,114	$321,770
Series A1 Preferred Stock—From June 2022 through September 2024, the Company conducted a public offering with respect to shares of its Series A1 Preferred Stock, par value $0.001 per share with an initial stated value of $25.00 per share, subject to adjustment. As of September 2024, the Company has suspended its offering of Series A1 Preferred Stock.
Shares of Series A1 Preferred Stock issued from June 2022 through May 2024 were recorded in permanent equity at the time of their issuance. With respect to Series A1 Preferred Stock, for shares issued in June 2024 and thereafter, in the event

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)
a holder of Series A1 Preferred Stock requests redemption of such shares and such redemption takes place prior to the first anniversary of the date of original issuance, the Company is required to pay such redemption in cash, As a result, net proceeds from the issuance of shares of Series A1 Preferred Stock from June 2024 and through September 2024 were initially recorded in temporary equity at an amount equal to the gross proceeds allocated to such shares of Series A1 Preferred Stock minus the costs specifically identifiable to the issuance of such shares and the non-issuance specific offering costs allocated to such shares. With respect to shares of Series A1 Preferred Stock issued from June 2024 through September 2024, on the first anniversary of the issuance of a particular share of such Series A1 Preferred Stock, the Company will reclassify such shares of Series A1 Preferred Stock from temporary equity to permanent equity as the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of September 30, 2024, the Company had made no such reclassification from temporary equity to permanent equity.
As of September 30, 2024, the Company had issued in registered public offerings 12,040,878 shares of the Series A1 Preferred Stock and received gross proceeds of $298.2 million, and additionally had issued 200,000 shares of Series A1 Preferred Stock as payment for services to CIM Service Provider, LLC (the “Administrator”), for which no cash proceeds were received. In connection with the issuance of shares of Series A1 Preferred Stock, $22.0 million of costs specifically identifiable to the offering of Series A1 Preferred Stock was allocated to the Series A1 Preferred Stock. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $12.0 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of September 30, 2024, the Company had reclassified and allocated $5.0 million from deferred charges to Series A1 Preferred Stock as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
If the net proceeds from the issuance of shares of Series A1 Preferred Stock are less than the redemption value of such shares at the time they were issued, or if the redemption value of such shares subsequently becomes greater than the carrying value of such shares, an adjustment is recorded to increase the carrying amount of such shares to their redemption value as of the balance sheet date. Such adjustment is considered a deemed dividend for purposes of calculating basic and diluted EPS. The Company recorded redeemable preferred stock deemed dividends related to such adjustments of $327,000 and $755,000 during the three and nine months ended September 30, 2024, respectively, and recorded no deemed dividends during the three and nine months ended September 30, 2023.
As of September 30, 2024, there were 9,467,221 shares of Series A1 Preferred Stock outstanding and 2,773,657 shares of Series A1 Preferred Stock had been redeemed. Of the 2,773,657 shares of Series A1 Preferred Stock that have been redeemed, the redemption of 183,041 shares of Series A1 Preferred Stock were paid in cash (all of which were redeemed at the option of the holders). In September, the Company (at its option) redeemed 2,589,606 shares of Series A1 Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, in September 1,010 shares redeemed at the option of the holders were paid in shares of Common stock, including all accrued and unpaid dividends as of the redemption date (collectively the “Series A1 In-Kind Redemptions”). The Series A1 In-Kind Redemptions resulted in the aggregate issuance of 32,998,865 shares of Common Stock, all of which were issued in September 2024.
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
As of September 30, 2024, the Company had issued in registered public offerings 8,251,657 shares of Series A Preferred Stock and 4,603,287 Series A Preferred Warrants and received gross proceeds of $205.4 million and $761,000, respectively, and additionally, had issued 568,681 shares of Series A Preferred Stock as payment for services to the Administrator, for which no cash proceeds were received. In connection with the cumulative issuance of Series A Preferred Stock and Series A Preferred Warrants, $17.0 million and $142,000 of costs specifically identifiable to the offering of the Series A Preferred Stock and Series A Preferred Warrants, respectively, were allocated to the Series A Preferred Stock and Series A Preferred Warrants, respectively. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $12.0 million related to the Company’s offering of Series A Preferred Stock,

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)
Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of September 30, 2024, the Company had reclassified and allocated $1.9 million and $5,000 from deferred charges to Series A Preferred Stock and Series A Preferred Warrants, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
On the first anniversary of the issuance of a particular share of Series A Preferred Stock, the Company reclassifies such share of Series A Preferred Stock from temporary equity to permanent equity as the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of September 30, 2024, the Company had reclassified an aggregate of $199.6 million in net proceeds from temporary equity to permanent equity.
As of September 30, 2024, there were 4,340,076 shares of Series A Preferred Stock outstanding and 4,480,262 shares of Series A Preferred Stock had been redeemed. Of the 4,480,262 shares of Series A Preferred Stock that have been redeemed, the redemption of 2,313,106 shares of Series A Preferred Stock were paid in cash (all of which were redeemed at the option of the holders). In September, the Company (at its option) redeemed 2,167,156 shares of Series A Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date (the “Series A In-Kind Redemptions”). The Series A In-Kind Redemptions resulted in the aggregate issuance of 27,553,834 shares of Common Stock, all of which were issued in September 2024.
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
As of September 30, 2024, the Company had issued in registered public offerings 56,857 shares of Series D Preferred Stock and received gross proceeds of $1.4 million. In connection with such issuance, $35,000 of costs specifically identifiable to the offering of Series D Preferred Stock were allocated to the Series D Preferred Stock. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $12.0 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of September 30, 2024, the Company had reclassified and allocated $13,000 from deferred charges to Series D Preferred Stock as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
As of September 30, 2024, there were 48,447 shares of Series D Preferred Stock outstanding and 8,410 shares of Series D Preferred Stock had been redeemed (all such redemptions were paid in cash and redeemed at the option of the holders).
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
September 30, 2024 (Unaudited) – (Continued)
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
During the nine months ended September 30, 2024, the Company paid $16.2 million, $7.3 million, and $51,000 of cash dividends on the Series A1 Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock, respectively. During the nine months ended September 30, 2023, the Company paid $9.3 million, $8.3 million, $52,000 and $4.6 million of cash dividends on the Series A1 Preferred Stock, Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, respectively.
Redemptions—The Company’s Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock are redeemable at the option of the holder or the Company. The redemption schedule of the Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock allows redemptions at the option of the holder of Series A1 Preferred Stock, Series A Preferred Stock or Series D Preferred Stock from the date of original issuance of any such shares at the Series A1 Preferred Stock Stated Value, Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, respectively, less a redemption fee applicable prior to the fifth anniversary of the issuance of such shares, plus accrued and unpaid dividends. The Company has the right to redeem the Series A1 Preferred Stock after the date that is twenty-four months following the original issuance of such shares of Series A1 Preferred Stock at the Series A1 Preferred Stock Stated Value, plus accrued and unpaid dividends. The Company has the right to redeem the Series A Preferred Stock or Series D Preferred Stock after the fifth anniversary of the date of original issuance of such shares at the Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, respectively, plus accrued and unpaid dividends. With respect to redemptions of the Series A1 Preferred Stock, Series A Preferred Stock or Series D Preferred Stock, at the Company’s discretion, the redemption price will be paid in cash and/or in Common Stock based on the volume weighted average price of the Company’s Common Stock for the 20 trading days prior to the redemption; provided that the redemption price of any shares of Series A1 Preferred Stock issued in June 2024 and thereafter that are redeemed prior to the first anniversary of the date of original issuance of such shares must be paid in cash.The Company currently plans to continue to satisfy some or all redemption requests submitted by holders of its shares of Preferred Stock in shares of Common Stock during the fourth quarter of 2024.
12. STOCKHOLDERS’ EQUITY
Dividends
Holders of the Company’s Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by the Company out of legally available funds. In determining the Company’s dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, the Company’s financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)
does not necessarily correlate directly to any individual factor. Cash dividends per share of Common Stock paid in respect of the nine months ended September 30, 2024 and 2023 consist of the following:

Declaration Date	Payment Date	Type	Cash Dividend Per Share of Common Stock
September 16, 2024	October 8, 2024	Quarterly - Stock Dividend	(1)
June 25, 2024	July 22, 2024	Regular Quarterly	$0.085
March 27, 2024	April 8, 2024	Regular Quarterly	$0.085

September 27, 2023	October 23, 2023	Regular Quarterly	$0.085
June 27, 2023	July 24, 2023	Regular Quarterly	$0.085
March 20, 2023	April 11, 2023	Regular Quarterly	$0.085
______________________
(1)The Company’s Board of Directors declared a stock dividend of $0.04 (or 0.0202 shares of Common Stock) per share of Common Stock, payable in shares of Common Stock, using a price of $1.985 per share, resulting in the issuance of 1,684,634 shares of Common Stock. The stock dividend was retrospectively applied to the periods reflected in the consolidated statements of operations included in this Quarterly Report on Form 10-Q.
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
Proceeds and expenses from the sale of the Series A Preferred Stock and Series A Preferred Warrants were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of September 30, 2024, the Company had 498,420 Series A Preferred Warrants outstanding to purchase 124,605 shares of Common Stock in connection with the Company’s offering of Series A Preferred Units and allocated net proceeds of $118,000, after specifically identifiable offering costs and allocated general offering costs, to the Series A Preferred Warrants in permanent equity.
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
There were no repurchases during the three and nine months ended September 30, 2024. As of September 30, 2024, the Company had repurchased 662,462 shares of Common Stock for $4.7 million.
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
September 30, 2024 (Unaudited) – (Continued)
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

	September 30, 2024		December 31, 2023
	Discount Rate	Prepayment Rate	Discount Rate	Prepayment Rate
SBA 7(a) loans receivable, subject to credit risk	7.83% - 11.00%	4.88% - 17.50%	7.83% - 11.00%	4.88% - 17.50%
SBA 7(a) loans receivable, subject to loan-backed notes	10.00% - 11.00%	4.88% - 17.50%	10.00% - 11.00%	4.88% - 17.50%
SBA 7(a) loans receivable, subject to secured borrowings	10.00% - 10.50%	5.00% - 17.50%	10.00% - 10.50%	5.00% - 17.50%
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
Other Financial Instruments—The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)
September 30, 2024 and December 31, 2023. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on the Company’s consolidated balance sheets are as follows (dollar amounts in thousands):

	September 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
Assets:
SBA 7(a) loans receivable, subject to credit risk	$15,435	$15,400	$10,539	$10,482	3
SBA 7(a) loans receivable, subject to loan-backed notes	$36,913	$39,815	$43,263	$46,701	3
SBA 7(a) loans receivable, subject to secured borrowings	$1,832	$1,832	$3,105	$3,105	3
SBA 7(a) loans receivable, held for sale	$1,562	$1,699	$98	$82	3
Liabilities:
Mortgages payable (1)	$163,700	$160,545	$163,700	$158,529	3
Junior subordinated notes (1)	$27,070	$24,839	$27,070	$24,667	3
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
September 30, 2024 (Unaudited) – (Continued)
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
September 30, 2024 (Unaudited) – (Continued)
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
On November 22, 2022, the Company entered into the Fourth Amended and Restated Dealer Manager Agreement, pursuant to which CCO Capital has been acting as the exclusive dealer manager for the Company’s public offering of its Series A1 Preferred Stock. Thereunder, the Company agreed to compensate CCO Capital, as the dealer manager for the offering, as follows: (1) a dealer manager fee of up to 3.00% of the selling price of each share of Series A1 Preferred Stock sold and (2) selling commissions of up to 7.00% of the selling price of each share of Series A1 Preferred Stock sold. The Company has been informed that CCO Capital generally reallows 100% of the selling commissions on sales of Series A1 Preferred Stock and generally reallows substantially all of the dealer manager fee on sales of Series A1 Preferred Stock, to participating broker-

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)
dealers. In addition, pursuant to the Third Amended and Restated Dealer Manager Agreement, CCO Capital will no longer solicit or make any offers for the sale of shares of Series A Preferred Stock or Series D Preferred Stock.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30, 2024
	2024	2023	2024	2023
Asset Management Fees:
Asset management fees	$515	$724	$1,334	$2,071
Property Management Fees and Reimbursements:
Property management fees(1)	$582	$551	$1,742	$1,579
Onsite management and other cost reimbursements(2)	$2,397	$1,707	$5,866	$4,238
Leasing commissions(3)	$97	$27	$335	$103
Construction management fees(4)	$362	$112	$552	$282
Development management reimbursements(5)	$397	$327	$1,410	$980
Administrative Fees and Expenses:
Expense reimbursements to related parties - corporate	$592	$524	$1,809	$1,729
Lending Segment Expenses:
Expense reimbursements to related parties - lending segment(6)	$672	$648	$1,908	$2,166
Offering-Related Fees:
Upfront dealer manager and trailing dealer manager fees(7)	$169	$337	$546	$1,027
Non-issuance specific offering costs (8)	$183	$154	$606	$460
______________________
(1)Does not include the Company’s share of the property management fees from the Unconsolidated Joint Ventures of $24,000 and $74,000 for the three and nine months ended September 30, 2024, respectively, and $20,000 and $57,000 for the three and nine months ended September 30, 2023, respectively.
(2)Does not include the Company’s share of the onsite management and other cost reimbursements from the Unconsolidated Joint Ventures of $176,000 and $414,000 for the three and nine months ended September 30, 2024, respectively, and $114,000 and $255,000 for the three and nine months ended September 30, 2023, respectively.
(3)Does not include the Company’s share of the leasing commissions from the Unconsolidated Joint Ventures of $0 and $10,000 for the three and nine months ended September 30, 2024, respectively, and $18,000 and $32,000 for the three and nine months ended September 30, 2023, respectively.
(4)Does not include the Company’s share of the construction management fees from the Unconsolidated Joint Ventures of $6,000 and $128,000 for the three and nine months ended September 30, 2024, respectively, and $26,000 and $85,000 for the three and nine months ended September 30, 2023, respectively.
(5)Does not include the Company’s share of the development management reimbursements from the Unconsolidated Joint Ventures of $241,000 and $625,000 for the three and nine months ended September 30, 2024, respectively, and $135,000 and $322,000 for the three and nine months ended September 30, 2023, respectively.
(6)Expense reimbursements to related parties - lending segment do not include personnel costs capitalized to deferred loan origination costs of $24,000 and $84,000 for the three and nine months ended September 30, 2024, respectively, and $6,000 and $67,000 for the three and nine months ended September 30, 2023, respectively.
(7)Represents fees earned by CCO Capital and allocated to Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock.
(8)As of September 30, 2024 and September 30, 2023, $3.2 million and $2.6 million, respectively, was included in deferred costs as reimbursable expenses incurred pursuant to the Master Services Agreement and the then applicable dealer manager agreement with CCO Capital. These non-issuance specific costs are allocated against the gross proceeds from the sale of the Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock on a pro rata basis for each issuance as a percentage of the total offering.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)
As of September 30, 2024 and December 31, 2023, due to related parties consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Asset management fees	$939	$555
Property management fees and reimbursements	4,500	1,505
Expense reimbursements - corporate	1,204	613
Expense reimbursements - lending segment	1,337	156
Upfront dealer manager and trailing dealer manager fees	191	283
Non-issuance specific offering costs	289	61
Other amounts due to the CIM Management Entities and certain of its affiliates	404	290
Total due to related parties	$8,864	$3,463
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
In February 2023, the Company and the 1902 Park JV Partner invested in the 1902 Park JV, which purchased a multifamily property in the Echo Park neighborhood of Los Angeles, California for a gross purchase price of $19.1 million. The Company owns 50% of the 1902 Park JV. In connection with the closing in February 2023, the 1902 Park JV obtained financing of $9.6 million through the 1902 Park Mortgage Loan. The Company and the 1902 Park JV Partner both initially contributed $6.6 million to the 1902 Park JV. See Note 2, Note 4 and Note 18 for more information.
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
Other
On May 15, 2019, an affiliate of CIM Group entered into an approximately 11-year lease for approximately 32,000 rentable square feet with respect to a property owned by the Company (4750 Wilshire). The lease was amended on August 7, 2019 to reduce the rentable square feet to approximately 30,000 rentable square feet. In February 2023, the Company sold an 80% interest in 4750 Wilshire and now holds its retained 20% interest in the property through the 4750 Wilshire JV. Prior to the sale, for the three months ended March 31, 2023, the Company recorded rental and other property income related to this tenant of $194,000. For the three and nine months ended September 30, 2024 the Company’s share of the income from the tenant earned by the 4750 Wilshire JV was $84,000 and $248,000, respectively, and for the three and nine months ended September 30, 2023, the Company’s share of the income from the tenant earned by the 4750 Wilshire JV was $80,000 and $170,000, respectively.
15. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer when the terms established in the contract are met. The Company’s outstanding commitments to fund loans were $18.5 million as of September 30, 2024, all of which are for prime-based loans to be originated by the Company’s subsidiary engaged in SBA 7(a) Small Business Loan Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, the Company has certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)
renewals. The Company had a total of $12.6 million in future obligations under leases to fund tenant improvements and other future construction obligations as of September 30, 2024. As of September 30, 2024, $2.5 million was funded to reserve accounts included in restricted cash on the Company’s consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreement entered into in June 2016.
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
SBA Related—If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced under the SBA 7(a) Small Business Loan Program, the SBA may seek recovery of the principal loss related to the deficiency from the Company. As of September 30, 2024, the Company serviced an aggregate of $221.9 million of the guaranteed portion of SBA 7(a) loans. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from the Company in the event that a loss is deemed to be attributable to technical deficiencies. Based on historical experience, the Company does not expect that this contingency is probable to be asserted. However, if asserted, it could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flow or the Company’s ability to satisfy its debt service obligations or to maintain its level of distributions on Common Stock or Preferred Stock.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)
16. LEASES
Future minimum rental revenue under long-term operating leases as of September 30, 2024, excluding tenant reimbursements of certain costs, are as follows (excludes unconsolidated properties, in thousands):

Years Ending December 31,	Total
2024 (Three months ending December 31, 2024)	$14,540
2025	41,259
2026	27,370
2027	19,463
2028	15,091
Thereafter	52,760
$170,483
17. SEGMENT DISCLOSURE
The Company’s reportable segments during the three and nine months ended September 30, 2024 and September 30, 2023 consist of three types of commercial real estate properties, namely, office, hotel and multifamily, as well as a segment for the Company’s lending business. Management internally evaluates the operating performance and financial results of the segments based on net operating income. The Company also has certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2023 included in the 2023 Form 10-K.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)
The net operating income (loss) of the Company’s segments for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Office:
Revenues	$13,819	$14,049	$42,531	$41,511
Property expenses:
Operating	7,444	6,267	20,634	19,159
General and administrative	122	75	192	232
Total property expenses	7,566	6,342	20,826	19,391
(Loss) income from unconsolidated entities	(834)	1,611	487	837
Segment net operating income—office	5,419	9,318	22,192	22,957
Hotel:
Revenues	7,142	7,948	31,151	31,108
Property expenses:
Operating	6,147	6,030	21,763	20,912
General and administrative	22	(3)	33	17
Total property expenses	6,169	6,027	21,796	20,929
Segment net operating income—hotel	973	1,921	9,355	10,179
Multifamily:
Revenues	4,773	3,331	14,971	8,632
Property expenses:
Operating	3,782	3,212	10,153	7,642
General and administrative	78	88	212	400
Total property expenses	3,860	3,300	10,365	8,042
(Loss) income from unconsolidated entity	(405)	(422)	(929)	216
Segment net operating income (loss)—multifamily	508	(391)	3,677	806
Lending:
Revenues	2,724	2,570	7,928	8,243
Lending expenses:
Interest expense	786	1,177	2,586	2,737
Expense reimbursements to related parties—lending segment	672	648	1,908	2,166
General and administrative	578	379	1,214	1,092
Total lending expenses	2,036	2,204	5,708	5,995
Segment net operating income—lending	688	366	2,220	2,248
Total segment net operating income	$7,588	$11,214	$37,444	$36,190

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)
A reconciliation of segment net operating income to net income attributable to the Company for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total segment net operating income	$7,588	$11,214	$37,444	$36,190
Interest and other income	158	220	472	296
Asset management and other fees to related parties	(515)	(724)	(1,334)	(2,071)
Expense reimbursements to related parties—corporate	(592)	(524)	(1,809)	(1,729)
Interest expense	(8,830)	(8,556)	(25,233)	(21,941)
General and administrative	(1,421)	(1,603)	(3,592)	(4,010)
Transaction-related costs	(526)	(38)	(1,351)	(3,398)
Depreciation and amortization	(6,423)	(16,082)	(19,357)	(46,056)
Gain on sale of real estate	—	—	—	1,104
Loss before provision for income taxes	(10,561)	(16,093)	(14,760)	(41,615)
Provision for income taxes	(15)	(554)	(573)	(969)
Net loss	(10,576)	(16,647)	(15,333)	(42,584)
Net loss attributable to non-controlling interests	192	874	423	2,501
Net loss attributable to the Company	$(10,384)	$(15,773)	$(14,910)	$(40,083)
The condensed assets for each of the segments as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	September 30, 2024	December 31, 2023
Condensed assets:
Office	$418,886	$419,443
Hotel	102,621	95,998
Multifamily	270,260	278,492
Lending	75,472	76,374
Non-segment assets	810	20,893
Total assets	$868,049	$891,200
18. SUBSEQUENT EVENTS
At the end of October, 2024, the 1902 JV Partner admitted a new third party co-investor and used part of the net capital contribution of such third party co-investor to satisfy the 1902 Park Mortgage Loan in full. The remaining contribution was used to make a distribution of approximately $1.0 million to each of the Company and the 1902 Park JV Partner. Subsequent to this contribution, the Company’s ownership share of the 1902 Park JV was approximately 25.5%. In addition, the Company and the 1902 Park JV Partner will be receiving an on-going fee from such third party co-investor in connection with its co-investment in 1902 Park JV.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our business and availability of funds. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “project,” “target,” “expect,” “intend,” “might,” “believe,” “anticipate,” “estimate,” “could,” “would,” “continue,” “pursue,” “potential,” “forecast,” “seek,” “plan,” “should” or “goal” or the negative thereof or other variations or similar words or phrases. Such forward-looking statements also include, among others, statements about our plans and objectives relating to future growth and outlook. Such forward-looking statements are based on particular assumptions that our management has made in light of its experience, as well as its perception of expected future developments and other factors that it believes are appropriate under the circumstances. Forward-looking statements are necessarily estimates reflecting the judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include those associated with (i) the timing, form, and operational effects of our development activities, (ii) our ability to raise in place rents to existing market rents and to maintain or increase occupancy levels, (iii) fluctuations in market rents, (iv) the effects of inflation and continuing higher interest rates on our operations and profitability and (v) general economic, market and other conditions. Additional important factors that could cause our actual results to differ materially from our expectations are discussed in “Item 1A—Risk Factors” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2024 (the “2023 Form 10-K”) and in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements expressed or implied herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made, except as may be required by applicable securities laws.
The following discussion of our financial condition as of September 30, 2024 and results of operations for the three and nine months ended September 30, 2024 and 2023 should be read in conjunction with the 2023 Form 10-K. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Part I, Item 1A of the 2023 Form 10-K and in Part II, Item 1A of this Quarterly Report. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the consolidated financial statements contained therein. The terms “we,” “us,” “our” and the “Company” refer to Creative Media & Community Trust Corporation and its subsidiaries.
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
Properties
As of September 30, 2024, our real estate portfolio consisted of 27 assets, all of which were fee-simple properties and five of which we own through investments in Unconsolidated Joint Ventures. Our Unconsolidated Joint Ventures contain two office properties (one of which has been partially converted into multifamily units), one multifamily site currently under development, one multifamily property and one commercial development site. As of September 30, 2024, our 13 office properties, totaling approximately 1.3 million rentable square feet, were 72.2% occupied, and our one hotel with an ancillary parking garage, which has a total of 503 rooms, had RevPAR of $145.74 for the nine months ended September 30, 2024, and our three multifamily properties were 92.0% occupied. Additionally, as of September 30, 2024, we had nine development sites (three of which were being used as parking lots).
Strategy
We are a Maryland corporation and REIT. Our portfolio of investments currently consists of premier multifamily, Class A and creative office real assets in vibrant and improving metropolitan communities throughout the United States. We also own one hotel in northern California and a lending platform that originates loans under the Small Business Administration (“SBA”) 7(a) loan program. We seek to apply the expertise of CIM Group to the acquisition, development and operation of premier multifamily properties situated in vibrant communities throughout the United States. While we may acquire, develop and operate creative office assets that cater to rapidly growing industries such as technology, media and entertainment in markets with similar business and employment characteristics to our multifamily investments, we intend to increase our focus towards premier multifamily properties. All of our multifamily and creative office assets are and will generally be located in communities qualified by CIM Group as described further below. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, positive population trends and a propensity for growth. We believe that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of real estate assets in the area. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the population growth, public commitment and significant private investment that characterize these areas.
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

Rental Rate Trends
Office Statistics:    The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods (includes 100% of our properties partially owned through Unconsolidated Joint Ventures):

	As of September 30,
	2024	2023
Occupancy (1)	72.2%	82.6%
Annualized rent per occupied square foot (1)(2)	$60.31	$56.93
______________________
(1)The information presented in this table represents historical information as of the date indicated without giving effect to any property sales occurring thereafter.
(2)Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail. Total abatements, representing lease incentives in the form of free rent, for the twelve months ended September 30, 2024 and 2023 were approximately $1.8 million and $2.9 million, respectively. Giving effect to abatements, net annualized rent per occupied square foot was $59.52 and $54.64 as of September 30, 2024 and 2023, respectively (See Definitions for more detail).
Over the next four quarters, we expect to see expiring cash rents as set forth in the table below (includes 100% of our properties partially owned through Unconsolidated Joint Ventures):

	For the Three Months Ended
	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025
Expiring Cash Rents:
Expiring square feet (1)	32,733	212,082	30,485	34,233
Expiring rent per square foot (2)	$57.34	$53.11	$72.86	$58.16
______________________
(1)Month-to-month tenants occupying a total of 6,670 square feet are included in the expiring leases in the first quarter listed.
(2)Represents gross monthly base rent, as of September 30, 2024, under leases expiring during the periods above, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.
During the three and nine months ended September 30, 2024, we executed leases with terms longer than 12 months totaling 4,850 and 94,157 square feet, respectively. The table below sets forth information on certain of our executed leases during the three and nine months ended September 30, 2024, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

	Number of Leases (1)	Rentable Square Feet	New Cash Rents per Square Foot (2)	Expiring Cash Rents per Square Foot (2)
Three months ended September 30, 2024	2	2,270	$49.23	$59.52
Nine months ended September 30, 2024	20	85,142	$49.99	$55.96
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
Multifamily Statistics:    The following table sets forth occupancy rates and the monthly rent per occupied unit across our multifamily portfolio for the specified periods (includes 100% of our property partially owned through an Unconsolidated Joint Venture):

	As of September 30,
	2024	2023
Occupancy	92.0%	84.1%
Monthly rent per occupied unit (1)	$2,555	$2,869
______________________
(1)Represents gross monthly base rent under leases commenced as of the specified period, divided by occupied units. This amount reflects total cash rent before concessions. Net of rent concessions granted in the specified period, monthly rent per occupied unit was $2,444 and $2,100 as of September 30, 2024 and 2023, respectively.
Hotel Statistics:    The following table sets forth the occupancy, ADR and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Nine Months Ended September 30,
	2024	2023
Occupancy	71.4%	76.9%
ADR	$203.98	$193.84
RevPAR	$145.74	$149.01
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

Property Concentration
Kaiser Foundation Health Plan, Incorporated, which occupied space in one of our Oakland, California properties, accounted for 21.9% of our annualized office rental income for the three months ended September 30, 2024.
2024 Results of Operations
Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023
Net Loss and FFO

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Total revenues	$28,616	$28,118	$498	1.8%
Total expenses	$37,938	$45,400	$(7,462)	(16.4)%
Net loss	$(10,576)	$(16,647)	$6,071	(36.5)%
Net loss was $10.6 million for the three months ended September 30, 2024 compared to a net loss of $16.6 million for the three months ended September 30, 2023, a decrease of $6.1 million. The decrease in net loss was primarily due to a decrease in depreciation and amortization expense of $9.7 million, partially offset by a decrease of $3.6 million in segment net operating income (discussed in more detail in the following Summary Segment Results).
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
The following table sets forth a historical reconciliation of net loss attributable to common stockholders to FFO attributable to common stockholders (in thousands):

	Three Months Ended September 30,
	2024	2023
Net loss attributable to common stockholders(1)	$(34,775)	$(22,934)
Depreciation and amortization	6,423	16,082
Non-controlling interests’ proportionate share of depreciation and amortization	(68)	(626)
FFO attributable to common stockholders(1)	$(28,420)	$(7,478)
______________________
(1)During the three months ended September 30, 2024 and 2023, we recognized $16.1 million and $352,000, respectively, of redeemable preferred stock redemptions. Such amounts are included in, and have the effect of increasing net loss attributable to common stockholders and FFO attributable to common stockholders because redeemable preferred stock redemptions are not an adjustment prescribed by NAREIT.

FFO attributable to common stockholders, which is a non-GAAP measure, was $(28.4) million for the three months ended September 30, 2024, a decrease of approximately $20.9 million compared to $(7.5) million for the three months ended September 30, 2023. The decrease in FFO was primarily due to an increase in redeemable preferred stock redemptions of $15.7 million, a decrease of $3.6 million in segment net operating income (discussed in more detail in the following Summary Segment Results) and an increase in redeemable preferred stock dividends of $1.2 million.
Summary Segment Results
During the three months ended September 30, 2024 and September 30, 2023, we operated in four segments: office, hotel and multifamily properties and lending. Set forth and described below are summary segment results for our operating segments (dollar amounts in thousands).

	Three Months Ended September 30,		Change
	2024	2023	$	%
Revenues:
Office	$13,819	$14,049	$(230)	(1.6)%
Hotel	$7,142	$7,948	$(806)	(10.1)%
Multifamily	$4,773	$3,331	$1,442	43.3%
Lending	$2,724	$2,570	$154	6.0%

Expenses:
Office	$7,566	$6,342	$1,224	19.3%
Hotel	$6,169	$6,027	$142	2.4%
Multifamily	$3,860	$3,300	$560	17.0%
Lending	$2,036	$2,204	$(168)	(7.6)%

(Loss) Income From Unconsolidated Entities:
Office	$(834)	$1,611	$(2,445)	NM*
Multifamily	$(405)	$(422)	$17	(4.0)%

Non-Segment Revenue and Expenses:
Interest and other income	$158	$220	$(62)	(28.2)%
Asset management and other fees to related parties	$(515)	$(724)	$209	(28.9)%
Expense reimbursements to related parties - corporate	$(592)	$(524)	$(68)	13.0%
Interest expense	$(8,830)	$(8,556)	$(274)	3.2%
General and administrative	$(1,421)	$(1,603)	$182	(11.4)%
Transaction-related costs	$(526)	$(38)	$(488)	NM*
Depreciation and amortization	$(6,423)	$(16,082)	$9,659	(60.1)%
Provision for income taxes	$(15)	$(554)	$539	(97.3)%
______________________
(*)Percentage changes in excess of 100% are deemed to be not meaningful (“NM”)
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased to $13.8 million for the three months ended September 30, 2024, compared to $14.0 million for the three months ended September 30, 2023. The decrease was primarily due to lower occupancy at an office property in Oakland, California, partially offset by higher rental revenues at an office property in Los Angeles, California due to increased occupancy and at an office property in Beverly Hills, California due to higher rent per occupied square foot.
Hotel Revenue: Hotel revenue decreased to $7.1 million for the three months ended September 30, 2024, compared to $7.9 million for the three months ended September 30, 2023. The decrease was due to a decrease in occupancy for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 as occupancy was negatively impacted by ongoing construction related to the Hotel Renovation, which began during the three months ended September 30, 2024, to renovate the hotel.
Multifamily Revenue: Multifamily revenue was $4.8 million for the three months ended September 30, 2024, compared to $3.3 million for the three months ended September 30, 2023. The increase was primarily attributed to higher rental revenues at our multifamily properties due to increased occupancy and increased monthly rent per occupied unit, net of rent concessions, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue was $2.7 million for the three months ended September 30, 2024, compared to $2.6 million for the three months ended September 30, 2023. The increase was primarily due to an increase in premium income as a result of higher loan sale volume, partially offset by decreased interest income due to higher loan payoff volume during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
(Loss) Income From Unconsolidated Office Entities: The income from our Unconsolidated Joint Ventures included in office segment net operating income decreased to a loss of $834,000 for the three months ended September 30, 2024, compared to income of $1.6 million for the three months ended September 30, 2023. The decrease was primarily due to changes in the valuation of investments in real estate at our unconsolidated office entities which recognized a net unrealized loss during the three months ended September 30, 2024, compared to a net unrealized gain for the three months ended September 30, 2023.
Loss From Unconsolidated Multifamily Entity: The loss from our Unconsolidated Joint Venture included in the multifamily segment net operating income was $405,000 for the three months ended September 30, 2024, consistent with a loss of $422,000 for the three months ended September 30, 2023.
Interest and Other Income: Interest and other income, which has not been allocated to our operating segments, was $158,000 for the three months ended September 30, 2024, generally consistent with $220,000 for the three months ended September 30, 2023.
Expenses
Office Expenses: Office expenses increased to $7.6 million for the three months ended September 30, 2024, compared to $6.3 million for the three months ended September 30, 2023. The increase was primarily due to higher repairs and maintenance, utilities, and administrative expenses at an office property in Oakland, California and higher repairs and maintenance expenses and real estate tax expense at an office property in Austin, Texas.
Hotel Expenses: Hotel expenses increased to $6.2 million for the three months ended September 30, 2024, compared to $6.0 million for the three months ended September 30, 2023. The increase was primarily due to increases in room expenses as well as higher utilities, maintenance, and administrative expenses during the three months ended September 30, 2024.
Multifamily Expenses: Multifamily expenses increased to $3.9 million for the three months ended September 30, 2024 compared to $3.3 million for the three months ended September 30, 2023. The increase was primarily attributable to increased occupancy, leading to increases in maintenance, cleaning, and other operating expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related parties. Lending expenses decreased to $2.0 million, for the three months ended September 30, 2024, compared to $2.2 million for the three months ended September 30, 2023. The decrease was primarily due to a decrease in interest expense resulting from the amount of principal repayments on our SBA 7(a) loan-backed notes, partially offset by an increase in current expected credit losses.
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments, were $515,000 for the three months ended September 30, 2024 compared to $724,000 for the three months ended September 30, 2023. The decrease was a result of a reduction in asset management fees related to a decrease in our net asset value, primarily resulting from a reduction in the fair value of our investments in real estate as of the end of 2023.
Expense Reimbursements to Related Parties—Corporate: The Administrator receives compensation and/or reimbursement for performing certain services for the Company and its subsidiaries. Expense reimbursements to related parties-corporate were $592,000 for the three months ended September 30, 2024, generally consistent with expenses of $524,000 for the three months ended September 30, 2023.

Interest Expense: Interest expense, which has not been allocated to our operating segments, increased to $8.8 million for the three months ended September 30, 2024, compared to $8.6 million for the three months ended September 30, 2023. The increase was primarily attributable to a higher average outstanding principal balance on our 2022 Credit Facility Revolver for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $1.4 million for the three months ended September 30, 2024, a decrease from $1.6 million for the three months ended September 30, 2023. The decrease was primarily due to a decrease in legal fees.
Transaction-Related Costs: Transaction costs, which related to potential real estate transactions, were $526,000 for the three months ended September 30, 2024, compared with $38,000 for such costs for the three months ended September 30, 2023. The increase was primarily related to deferred offering costs that were written off and recognized during the three months ended September 30, 2024 related to Common Stock.
Depreciation and Amortization Expense: Depreciation and amortization expense decreased to $6.4 million for the three months ended September 30, 2024, compared to $16.1 million for the three months ended September 30, 2023. The decrease was primarily due to a decrease in acquired in-place lease intangible assets amortization at multifamily properties located in Oakland, California acquired during the first quarter of 2023, which were fully amortized as of December 31, 2023, partially offset by incremental increases to fixed asset depreciation expense related to the acquired properties.
Provision for Income Taxes: Provision for income taxes was $15,000 for the three months ended September 30, 2024, compared to $554,000 for the three months ended September 30, 2023. The decrease was due to lower taxable income at our taxable REIT subsidiaries compared to the prior year period.
2024 Results of Operations
Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023
Net Loss and FFO

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Total revenues	$97,053	$89,790	$7,263	8.1%
Total expenses	$111,371	$133,562	$(22,191)	(16.6)%
Net loss	$(15,333)	$(42,584)	$27,251	(64.0)%
Net loss was $15.3 million for the nine months ended September 30, 2024 compared to a net loss of $42.6 million for the nine months ended September 30, 2023, a decrease of $27.3 million. The decrease in net loss was primarily due to a decrease in depreciation and amortization expense of $26.7 million, a $2.0 million decrease in transaction-related costs, and an increase of $1.3 million in segment net operating income (discussed in more detail in the following Summary Segment Results). These were partially offset by a $3.3 million increase in interest expense not allocated to our operating segments.
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
The following table sets forth a historical reconciliation of net loss attributable to common stockholders to FFO attributable to common stockholders (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net loss attributable to common stockholders(1)	$(56,737)	$(59,464)
Depreciation and amortization	19,357	46,056
Non-controlling interests’ proportionate share of depreciation and amortization	(240)	(1,986)
Gain on sale of real estate	—	(1,104)
FFO attributable to common stockholders(1)	$(37,620)	$(16,498)
______________________
(1)During the nine months ended September 30, 2024 and 2023, we recognized $17.5 million and $1.0 million, respectively, of redeemable preferred stock redemptions. Such amounts are included in, and have the effect of increasing net loss attributable to common stockholders and FFO attributable to common stockholders because redeemable preferred stock redemptions are not an adjustment prescribed by NAREIT.
FFO attributable to common stockholders, which is a non-GAAP measure, was $(37.6) million for the nine months ended September 30, 2024, a decrease of $21.1 million compared to $(16.5) million for the nine months ended September 30, 2023. The decrease in FFO was primarily due to a $16.4 million increase in redeemable preferred stock redemptions and an increase of $5.3 million in redeemable preferred stock dividends as well as a $3.3 million increase in interest expense not allocated to our operating segments. These were partially offset by an increase of $1.3 million in segment net operating income (discussed in more detail in the following Summary Segment Results) and a $2.0 million decrease in transaction-related costs.

Summary Segment Results
During the nine months ended September 30, 2024 and September 30, 2023, we operated in four segments: office, hotel and multifamily properties and lending. Set forth and described below are summary segment results for our operating segments (dollar amounts in thousands).

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Revenues:
Office	$42,531	$41,511	$1,020	2.5%
Hotel	$31,151	$31,108	$43	0.1%
Multifamily	$14,971	$8,632	$6,339	73.4%
Lending	$7,928	$8,243	$(315)	(3.8)%

Expenses:
Office	$20,826	$19,391	$1,435	7.4%
Hotel	$21,796	$20,929	$867	4.1%
Multifamily	$10,365	$8,042	$2,323	28.9%
Lending	$5,708	$5,995	$(287)	(4.8)%

Income (Loss) From Unconsolidated Entities
Office	$487	$837	$(350)	(41.8)%
Multifamily	$(929)	$216	$(1,145)	NM*

Non-Segment Revenue and Expenses:
Interest and other income	$472	$296	$176	59.5%
Asset management and other fees to related parties	$(1,334)	$(2,071)	$737	(35.6)%
Expense reimbursements to related parties - corporate	$(1,809)	$(1,729)	$(80)	4.6%
Interest expense	$(25,233)	$(21,941)	$(3,292)	15.0%
General and administrative	$(3,592)	$(4,010)	$418	(10.4)%
Transaction-related costs	$(1,351)	$(3,398)	$2,047	(60.2)%
Depreciation and amortization	$(19,357)	$(46,056)	$26,699	(58.0)%
Gain on sale of real estate	$—	$1,104	$(1,104)	N/A
Provision for income taxes	$(573)	$(969)	$396	(40.9)%
______________________
(*)Percentage changes in excess of 100% are deemed to be not meaningful (“NM”)
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue increased to $42.5 million for the nine months ended September 30, 2024, compared to $41.5 million for the nine months ended September 30, 2023. The increase was primarily due to higher rental revenue at our office property in Beverly Hills, California as a result of increased occupancy.
Hotel Revenue: Hotel revenue was $31.2 million for the nine months ended September 30, 2024, consistent with $31.1 million for the nine months ended September 30, 2023.
Multifamily Revenue: Multifamily revenue was $15.0 million for the nine months ended September 30, 2024, compared to $8.6 million for the nine months ended September 30, 2023. The increase was attributable to higher occupancy and increased monthly rent per occupied unit, net of rent concessions, as well as the nine months ended September 30, 2024 benefiting from three full quarters of income from properties acquired during the three months ended March 31, 2023.

Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue was $7.9 million for the nine months ended September 30, 2024, compared to $8.2 million for the nine months ended September 30, 2023. The decrease was primarily due to a decrease in premium income and a decrease in interest income as a result of lower loan originations and loan sale volume during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Income From Unconsolidated Office Entities: The income from our Unconsolidated Joint Ventures included in office segment net operating income decreased to $487,000 for the nine months ended September 30, 2024, compared to income of $837,000 for the nine months ended September 30, 2023. The decrease was primarily due to a decrease in unrealized gain recognized on the value of real estate at one of the unconsolidated office entities recognized during the nine months ended September 30, 2024.
(Loss) Income From Unconsolidated Multifamily Entity: The loss from our Unconsolidated Joint Venture included in the multifamily segment net operating income was $929,000 for the nine months ended September 30, 2024, compared to income of $216,000 for the nine months ended September 30, 2023. The decrease was primarily due to an unrealized loss recognized on the value of real estate at the Unconsolidated Joint Venture included in our multifamily segment during the nine months ended September 30, 2024.
Interest and Other Income: Interest and other income, which has not been allocated to our operating segments, increased to $472,000 for the nine months ended September 30, 2024, compared to $296,000 for the nine months ended September 30, 2023. The increase was primarily related to interest earned on money market accounts during the nine months ended September 30, 2024.
Expenses
Office Expenses: Office expenses increased to $20.8 million for the nine months ended September 30, 2024, compared to $19.4 million for the nine months ended September 30, 2023. The increase was primarily due to higher operating expenses at our office property in Oakland, California from increased utilities and repairs and maintenance expense.
Hotel Expenses: Hotel expenses increased by 4.1% to $21.8 million for the nine months ended September 30, 2024, compared to $20.9 million for the nine months ended September 30, 2023. The increase was primarily due to increases in room expenses as well as higher utilities, maintenance, and administrative expenses during the nine months ended September 30, 2024.
Multifamily Expenses: Multifamily expenses increased to $10.4 million for the nine months ended September 30, 2024 compared to $8.0 million for the nine months ended September 30, 2023. The increase was primarily attributable to the nine months ended September 30, 2024 including three full quarters of expense from properties acquired during the three months ended March 31, 2023.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related parties. Lending expenses were $5.7 million, for the nine months ended September 30, 2024, compared with expenses of $6.0 million for the nine months ended September 30, 2023. primarily due to a decrease in interest expense resulting from the amount of principal repayments on our SBA 7(a) loan-backed notes and a decrease in allocated payroll expense.
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments, were $1.3 million for the nine months ended September 30, 2024 compared to $2.1 million for the nine months ended September 30, 2023. The decrease was a result of a reduction in asset management fees related to a decrease in our net asset value, primarily resulting from a reduction in the fair value of our investments in real estate as of the end of 2023.
Expense Reimbursements to Related Parties—Corporate: The Administrator receives compensation and/or reimbursement for performing certain services for the Company and its subsidiaries. Expense reimbursements to related parties-corporate were $1.8 million for the nine months ended September 30, 2024, consistent with $1.7 million for the nine months ended September 30, 2023.
Interest Expense: Interest expense, which has not been allocated to our operating segments, increased to $25.2 million for the nine months ended September 30, 2024, compared to $21.9 million for the nine months ended September 30, 2023. The increase was attributable to mortgages assumed in connection with our multifamily acquisitions during the first quarter of 2023, higher average outstanding principal balance on our 2022 Credit Facility Revolver for the nine months ended September 30,

2024 compared to the nine months ended September 30, 2023 and an increase in the SOFR components of interest rates on our variable-rate debt for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $3.6 million for the nine months ended September 30, 2024, compared to $4.0 million for the nine months ended September 30, 2023. The decrease was primarily due to decreases in non-recurring legal fees.
Transaction-Related Costs: Transaction costs were $1.4 million for the nine months ended September 30, 2024, compared with $3.4 million for the nine months ended September 30, 2023. The decrease was related to costs incurred in connection with the acquisition of two multifamily properties in Oakland, California in the first quarter of 2023, which increased these costs in the prior year period.
Depreciation and Amortization Expense: Depreciation and amortization expense decreased to $19.4 million for the nine months ended September 30, 2024, compared to $46.1 million for the nine months ended September 30, 2023. The decrease was primarily due to a decrease in acquired in-place lease intangible assets amortization at multifamily properties located in Oakland, California acquired during the first quarter of 2023, which were fully amortized as of December 31, 2023, partially offset by incremental increases to fixed asset depreciation expense related to the acquired properties.
Gain on Sale of Real Estate: Gain on sale of real estate of $1.1 million for the nine months ended September 30, 2023 was related to the sale of 80% of our interest in an office property in Los Angeles, California. There were no dispositions during the nine months ended September 30, 2024.
Provision for Income Taxes: Provision for income taxes was $573,000 for the nine months ended September 30, 2024, compared with $969,000 for the nine months ended September 30, 2023. The decrease was due to lower taxable income at our taxable REIT subsidiaries compared to the prior year period.
Cash Flow Analysis
Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the occupancy and ADR of our hotel, the collectability of rent and recoveries from our tenants, and loan related activity. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities decreased by $0.9 million for the nine months ended September 30, 2024, as compared to the same period in 2023. The decrease was primarily due to a reduction in net loss adjusted for depreciation and amortization expense and other non-cash items of $4.1 million and an increase in net proceeds from the sale of loans of $1.8 million, partially offset by a $7.3 million decrease resulting from a higher level of net working capital used compared to the prior period.
Our cash flows from investing activities are primarily related to property acquisitions and dispositions, expenditures for the development or repositioning of properties, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash used in investing activities decreased by $68.2 million for the nine months ended September 30, 2024, as compared to the same period in 2023. The decrease in cash used in investing activities was primarily due to a decrease in acquisitions of real estate of $96.7 million and a decrease in cash outlays of $5.8 million related to our investments in Unconsolidated Joint Ventures during the nine months ended September 30, 2024, compared to the same period in 2023. Partially offsetting the decrease in net cash used in investing activities are $30.3 million in proceeds from the sale of a property to the 4750 Wilshire JV during the nine months ended September 30, 2023.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash used in financing activities decreased by $61.3 million for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily as a result of net proceeds from our 2022 Credit Facility and mortgages of $7.3 million during the nine months ended September 30, 2024 compared to $54.0 million during the nine months ended September 30, 2023, the issuance of unguaranteed SBA 7(a) loan-backed notes of approximately $54.1 million during the nine months ended September 30, 2023, and a $35.6 million decrease in net proceeds from the issuance of preferred stock. The aforementioned amounts decreasing net cash used in financing activities were partially offset by a decrease in cash redemptions of preferred stock of $74.1 million and a decrease in the payment of deferred debt origination costs of $2.5 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
Liquidity and Capital Resources
General
On a short-term basis, our principal demands for funds will be for the acquisition of assets, development or repositioning of properties (as further described below) (including pre-construction costs such as obtaining entitlements and permits and architectural work), or re-leasing of space in existing properties, capital expenditures, paying interest and principal on current and any future debt financings, SBA 7(a) loan originations, paying distributions on our Preferred Stock and Common Stock and making redemption payments on our Preferred Stock. We may finance our future activities through one or more of the following methods: (i) credit facilities and term loans; (ii) issuances of interests in our operating partnership in exchange for properties; (iii) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral, including the securitization of portions of our loan portfolio; (iv) the sale of existing assets; (v) partnering with co-investors; (vi) offerings of preferred stock or other equity and/or debt securities of the Company; and/or (vii) cash flows from operations. In December 2022, we completed a refinancing of our 2018 credit facility, which was set to mature in October 2023, replacing it with the new facility (the “2022 Credit Facility”). The 2022 Credit Facility included a $56.2 million term loan as well as a revolver that originally allowed the Company to borrow up to $150.0 million, both of which are collectively subject to a borrowing base calculation. The 2022 Credit Facility matures in December 2025 and provides for two one-year extension options, subject to certain conditions being satisfied. On December 23, 2022, the Company announced it would redeem all remaining outstanding shares of its Series L Preferred Stock in cash on January 25, 2023 for a total cost of $83.8 million. The payment for the Series L Redemption was made on January 25, 2023 and was funded by a combination of proceeds from the sale of our Series A1 Preferred Stock, draws on our 2022 Credit Facility, and cash on hand.
Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, or re-leasing of space in existing properties, capital expenditures, paying interest and principal on debt financings, refinancing of indebtedness, SBA 7(a) loan originations, paying distributions on our Preferred Stock or any other preferred stock we may issue, any future repurchase of Common Stock and/or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock) and distributions on our Common Stock. Additionally, our outstanding commitments to fund loans were $18.5 million as of September 30, 2024, substantially all of which reflect prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Small Business Loan Program lending. A majority of these commitments have government guarantees of 75% (as the government guarantee has now reverted to 75%) and we believe that we will be able to sell the guaranteed portion of these loans in a liquid secondary market upon fully funding these loans. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. To the extent we decide to proceed with development work on any of our development sites (in addition to those discussed below), we will have increased liquidity needs.
The 4750 Wilshire Project was substantially completed in September 2024 and leasing has commenced. The total cost of the 4750 Wilshire Project is estimated to be approximately $31.0 million (our share of which is $6.2 million), which was financed by a combination of equity contributions from us and co-investors as well as a mortgage loan from a third-party lender. In connection with the 4750 Wilshire JV, we received cash sales proceeds from the joint venture partners, enhancing our liquidity. Further, we have earned and will continue to earn management fees from co-investors in connection with their co-investment in the 4750 Wilshire Project. As of September 30, 2024, total costs of $27.9 million had been incurred by the 4750 Wilshire JV in connection with the 4750 Wilshire Project.
Our long-term liquidity needs include our plan to renovate the Sheraton Grand Hotel in Sacramento, California (the “Hotel Renovation”), which primarily entails renovating the hotel’s guest rooms and corridors and is expected to cost approximately $20.9 million. As of September 30, 2024, $10.6 million of costs had been incurred with respect to the Hotel Renovation, which the Company has started construction as of July 2024, with anticipated completion by the end of 2024. Additionally, an Unconsolidated Joint Venture (the “1910 Sunset JV”), in which we have approximately a 44% ownership interest, has begun construction to build 36 multifamily units on the 1915 Park Avenue land parcel adjacent to the office building (the “1915 Park Project) in Los Angeles, California, which development is expected to be completed by the third quarter of 2025 and with an estimated cost of approximately $14.7 million (excluding the land acquisition cost), our share of which will be $6.5 million. The 1910 Sunset JV plans to finance the project through a combination of cash from operations at its office property, additional equity contributions from existing investors, and proceeds from a mortgage loan from a third-party lender (which is in-place but currently has no outstanding borrowings and is subject to additional equity contribution requirements which have not yet been met). As of September 30, 2024, the 1910 Sunset JV had incurred total costs of $4.8 million in connection with the 1915 Park Project.
As of each of March 31, 2024, June 30, 2024 and September 30, 2024, we were not in compliance with a financial covenant under the 2022 Credit Facility. Such non-compliance constituted an event of default under the 2022 credit facility. On May 14, 2024, lenders under the 2022 Credit Facility and us entered into an agreement (the “First Modification Agreement”) pursuant to which the lenders waived such event of default with respect to the test period ending March 31, 2024. Among other restrictions, the First Modification Agreement also prohibits our subsidiaries that own properties that secured the 2022 Credit Facility from making any distributions to its parent entities. On August 7, 2024, lenders under the 2022 Credit Facility and the Company entered into an agreement (the “Second Modification Agreement”) pursuant to which the lenders waived such event of default with respect to the test period ending June 30, 2024. Simultaneously with the execution of the Second Modification

Agreement, we made a $4.0 million repayment under the 2022 Credit Facility. On October 24, 2024, lenders under the 2022 Credit Facility and us entered into an agreement (the “Third Modification Agreement”) pursuant to which the lenders waived such event of default with respect to the test period ending September 30, 2024. Pursuant to the Third Modification Agreement, we will not be able to borrow under the 2022 Credit Facility without the consent of the lenders until certain conditions are satisfied, including delivery of a revised business plan acceptable to the lenders and re-establishing compliance with the financial covenant. Under the Third Modification Agreement, the aggregate commitments under the 2022 Credit Facility were reduced from $206.2 million to $169.3 million. Pursuant to the Third Modification Agreement, the lenders and us agreed that, starting April 1, 2025, excess cash flow generated by the borrowers under the 2022 Credit Facility will be deposited into a collateral account controlled by the administrative agent. The borrowers’ ability to withdraw funds from the collateral account will be limited to specified uses and subject to certain requirements. In addition, the lenders agreed (i) to modify the borrowing base formula to remove certain limitations on the inclusion of office, retail, flex office/industrial and standalone parking assets and (ii) subject to certain conditions, to release assets relating to the Sacramento Sheraton to facilitate a refinancing of such property. The Third Modification Agreement did not waive compliance with the financial covenant for the test period ending December 31, 2024 or any future period.

If we breach any financial covenant under the 2022 Credit Facility in the future and are unable to obtain a further waiver from the lenders thereunder with respect to such breach, an event of default would occur under the 2022 Credit Facility, which would allow lenders under the 2022 Credit Facility to, among other remedies, declare the unpaid principal amount of all outstanding loans, and all interest accrued and unpaid thereon, to be immediately due and payable. The occurrence of any future event of default would raise substantial doubt about our ability to continue as a going concern. Our management plans to address any possible future event of default under the 2022 Credit Facility by entering into new financing arrangements to repay amounts outstanding under the 2022 Credit Facility. We are in the process of obtaining refinancing for our hotel in Sacramento, California (the “Sheraton Refinancing”). If completed, we intend to use the proceeds of the Sheraton Refinancing to repay part of the amount outstanding under the 2022 Credit Facility and to pay for the Hotel Renovation described above. In addition, we are in the process of obtaining refinancing (the “Los Angeles Refinancing”) for three of our properties in Los Angeles, California. If completed, the proceeds of the Los Angeles Refinancing, along with a portion of the proceeds from the Sheraton Refinancing, are anticipated to be in an amount sufficient to repay all amounts outstanding under the 2022 Credit Facility, with the rest to be used for general corporate purposes. The Company expects that each of the Sheraton Refinancing and the Los Angeles Refinancing will close by the end of the first quarter of 2025.

Management believes that its plans to repay amounts outstanding under the 2022 Credit Facility are probable based on the following: (1) the we have executed term sheets with the respective lenders under the Sheraton Refinancing and the Los Angles Refinancing; (2) we expect that both the Los Angeles Refinancing and the Sheraton Refinancing will close by the end of the first quarter of 2025; (3) the favorable loan-to-value ratios (“LTVs”) of the properties that are the subject of the Sheraton Refinancing and the Los Angeles Refinancing and (4) our plans and efforts to date to obtain additional financing to be secured by two properties that it owns (in addition to the Sheraton Refinancing and the Los Angeles Refinancing), and the favorable LTVs of these two properties. Management’s plans are intended to mitigate the relevant condition that would raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the interim financial information contained in this Quarterly Report on Form 10-Q is issued. The consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared assuming that the Company will continue its operations as a going concern and do not include any adjustments that might result from the outcome of events described in this paragraph.

In September 2024, at our option, we redeemed 2,589,606 and 2,167,156 shares of Series A1 Preferred Stock and Series A Preferred Stock, respectively, in shares of Common Stock and, additionally, we paid holder-requested redemptions of 1,010 shares of Series A1 Preferred Stock in shares of Common Stock. We currently plan to continue to satisfy some or all redemption requests submitted by holders of our shares Preferred Stock in shares of Common Stock during the fourth quarter of 2024 and are currently evaluating whether we will exercise our right to optionally redeem additional shares of Preferred Stock in shares of Common Stock.

These above measures, taken together, will strengthen our balance sheet, improve liquidity and accelerate our transition towards premier multifamily properties. These actions should also better position the Company to take advantage of opportunities that are expected to arise in a recovering real estate market.

We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of our long-term cash requirements. While we will seek to satisfy such needs through one or more of the methods described in this Quarterly Report on Form 10-Q, our ability to take such actions is highly uncertain and cannot be predicted, and could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in “Risk Factors” in “Item 1A—Risk Factors” of this Annual Report on Form 10-K and in Part II, Item 1A of this Quarterly Report. If we cannot obtain funding for our long-term liquidity needs, our assets may generate lower cash flows or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

Sources and Uses of Funds
Mortgages
We have mortgage loan agreements with an outstanding balances of $250.7 million as of September 30, 2024. Our mortgage loans mature on various dates from June 7, 2025 through July 1, 2026, with the two mortgage loans with maturity dates in 2025, each including a 1-year extension option, one of them at the Company’s discretion and one subject to certain conditions being met.
We have been in discussions with the lender under our variable rate mortgage for Channel House, a multifamily property in Oakland, California, to restructure the terms of the mortgage, as rent payments from the property will likely be insufficient to meet debt service payments under the mortgage. There can be no assurance that such restructuring will occur. If we and the lender under the variable rate mortgage cannot agree on a modification of the mortgage and we fail to make a required monthly debt service payment, such failure would constitute an event of default under the mortgage and the would allow the lender to, among other remedies, declare principal and interest under the mortgage loan to be immediately due and payable.
We have also been in discussion with the largest tenant at One Kaiser Plaza in Oakland, California, a property that is secured by a fixed rate mortgage with a balance of $97.1 million as of September 30, 2024, about renewing a portion of its existing lease. This extension would require a sizable capital investment by the Company for tenant improvements, leasing commissions and certain building improvements and may not meet the company’s return hurdles. In addition, as previously disclosed, the company has been focused on reducing its traditional office investments. We are exploring whether the lender holding the fixed-rate mortgage on the property will agree to loan concessions relating to such upfront capital costs. If we are unable to receive such concessions, we may elect to cease interest payments, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, declare principal and interest on the mortgage loan to be immediately due and payable.
Revolving Credit Facilities
In October 2018, we entered into the 2018 revolving credit facility that, as amended, allowed us to borrow up to $209.5 million, subject to a borrowing base calculation. The 2018 revolving credit facility was secured by properties in the Company’s real estate portfolio: eight office properties and one hotel property. In December 2022, the Company refinanced its 2018 credit facility and replaced it with a new 2022 Credit Facility, entered into with a bank syndicate, that included a $56.2 million term loan (the “2022 Credit Facility Term Loan”) as well as a revolver that originally allowed the Company to borrow up to $150.0 million (the “2022 Credit Facility Revolver”), both of which are collectively subject to a borrowing base calculation. The 2022 Credit Facility is secured by properties in the Company’s real estate portfolio: six office properties and one hotel property (as well as the hotel’s adjacent parking garage and retail property). The 2022 Credit Facility bears interest at (A) the base rate plus 1.50% or (B) SOFR plus 2.60%. As of September 30, 2024, the variable interest rate was 7.53%. The 2022 Credit Facility Revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The 2022 Credit Facility is guaranteed by the Company and the Company is subject to certain financial maintenance covenants. The 2022 Credit Facility matures in December 2025 and provides for two one-year extension options, subject to certain conditions being satisfied, including providing notice of the election and paying an extension fee of 0.15% of each lender’s commitment being extended on the effective date of such extension. As of November 1, 2024, September 30, 2024, and December 31, 2023, $169.3 million, $169.3 million, and $153.2 million, respectively, was outstanding under the 2022 Credit Facility and approximately $0.0, $0.0 and $53.0 million, respectively, was available for future borrowings.
For certain event of default under the 2022 Credit Facility, modifications of the 2022 Credit Facility relating to such event of default and steps undertaken by us to address such event of default, please see discussion under “Liquidity and Capital Resources - General” above.
Other Financing Activity
On March 9, 2023, our lending division completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $54.1 million of unguaranteed SBA 7(a) loan-backed notes (with net proceeds of approximately $43.3 million, after payment of fees and expenses in connection with the securitization and the funding of a reserve account and an escrow account). The SBA 7(a) loan-backed notes are collateralized by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable. The SBA 7(a) loan backed notes mature on March 20, 2048, with monthly payments due as payments on the collateralized loans are received. The SBA 7(a) loan-backed notes bear interest at a per annum rate equal to the lesser of (i) 30-Day average compounded SOFR plus 2.90% and (ii) prime rate minus 0.35%. As of September 30, 2024, the variable interest rate was 8.15%. We reflect the SBA

7(a) loans receivable as assets on our consolidated balance sheet and the SBA 7(a) loan-backed notes as debt on our consolidated balance sheet.
We have junior subordinated notes with a variable interest rate that resets quarterly based on the three-month SOFR plus 3.51%, with quarterly interest‑only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at our option. The aggregate principal balance of the junior subordinated notes was $27.1 million as of September 30, 2024.
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
The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. At the time of issuance, the exercise price of each Series A Preferred Warrant was equal to a 15.0% premium to the per share estimated NAV of our Common Stock most recently published and designated as the applicable NAV by us at the time of issuance. However, in accordance with the terms of the Series A Preferred Warrants, the exercise price of each Series A Preferred Warrant issued prior to the reverse stock split in 2019 (the “Reverse Stock Split”) was automatically adjusted to reflect the effect of the Reverse Stock Split and, in the discretion of our Board of Directors, the exercise price and the number of shares issuable upon exercise of each Series A Preferred Warrant issued prior to the special dividend in 2019 was adjusted to reflect the effect of the Special Dividend. As of September 30, 2024, there were 498,420 Series A Preferred Warrants to purchase 124,605 shares of Common Stock outstanding.
From February 2020 through June 2022, we conducted a continuous public offering of our Series A Preferred Stock and Series D Preferred Stock. From June 2022 through September 2024, the we conducted a public offering with respect to shares of its Series A1 Preferred Stock. We used the net proceeds from the offerings for general corporate purposes. We have suspended our offering of Series A1 Preferred Stock.
As of September 30, 2024, we had issued 12,040,878 shares of Series A1 Preferred Stock, 8,251,657 shares of Series A Preferred Stock and 56,857 shares of Series D Preferred Stock and received aggregate net proceeds of $459.1 million after commissions, fees and allocated costs.
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
From the date of issuance until the fifth anniversary of the date of issuance, holders of Series A Preferred Stock and Series D Preferred Stock may require us to redeem such shares at a discount to the Series A1 Preferred Stock, Series A Preferred Stated Value and Series D Preferred Stated Value, respectively. From and after the fifth anniversary of the date of original issuance of any share of our Preferred Stock, we generally (subject to certain conditions) have the right (but not the obligation) to redeem, and the holder of such share may require us to redeem, such share at a redemption price equal to 100% of the stated value of such share, plus any accrued but unpaid dividends in respect of such share as of the effective date of the redemption. The redemption price in respect of any share of Preferred Stock, whether redeemed at our option or at the option of a holder, may be paid in cash or in shares of Common Stock in our sole discretion. As of September 30, 2024, we redeemed 4,480,262 shares of Series A Preferred Stock, 2,773,657 shares of Series A1 Preferred Stock, and 8,410 shares of Series D Preferred Stock.

Of the 2,773,657 shares of Series A1 Preferred Stock that have been redeemed, the redemption of 183,041 shares of Series A1 Preferred Stock were paid in cash (all of which were redeemed at the option of the holders). In September, the Company (at its option) redeemed 2,589,606 shares of Series A1 Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, in September 1,010 shares redeemed at the option of the holders were paid in shares of Common stock, including all accrued and unpaid dividends as of the redemption date (collectively the “Series A1 In-Kind Redemptions”). The Series A1 In-Kind Redemptions resulted in the aggregate issuance of 32,998,865 shares of Common Stock, all of which were issued in September 2024.
Of the 4,480,262 shares of Series A Preferred Stock that have been redeemed, the redemption of 2,313,106 shares of Series A Preferred Stock were paid in cash (all of which were redeemed at the option of the holders). In September, the Company (at its option) redeemed 2,167,156 shares of Series A Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date (the “Series A In-Kind Redemptions”). The Series A In-Kind Redemptions resulted in the aggregate issuance of 27,553,834 shares of Common Stock, all of which were issued in September 2024.
Of the 8,410 shares of Series D Preferred Stock that have been redeemed, all such redemptions were paid in cash and were redeemed at the option of the holder.
Dividends on Common Stock
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
Off-Balance Sheet Arrangements
As of September 30, 2024, we did not have any off-balance sheet arrangements.
Recently Issued Accounting Pronouncements
Our recently issued accounting pronouncements are described in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. As of September 30, 2024 and December 31, 2023 (including our variable rate mortgages payable subject to interest rate cap agreements and excluding premiums, discounts, and deferred loan costs), $250.7 million (or 52.1%) and $250.7 million (or 52.7%) of our debt, respectively, was fixed rate borrowings. As of September 30, 2024 and December 31, 2023 (excluding our variable rate mortgages payable subject to interest rate cap agreements as well as premiums, discounts and deferred loan costs), $230.8 million (or 47.9%) and $224.7 million (or 47.3%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding as of September 30, 2024 and December 31, 2023, a 50 basis point change in SOFR would result in an annual impact to our earnings of approximately $1.2 million and $1.1 million, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate.
As of September 30, 2024, we had one interest rate cap agreement outstanding with an aggregate notional amount of $87.0 million and an aggregate fair value of the net derivative asset of $65,000. As of September 30, 2024, an increase or decrease of 50 basis points in interest rates would not result in a significant change to the fair value of the derivative asset.

Item 4.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of September 30, 2024, our Principal Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by us in such reports is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
Except as described below, there have been no material changes in or additions to the risk factors included in our Quarterly Report on Form 10-Q for the period ended June 30, 2024 or our Annual Report on Form 10-K for the year ended December 31, 2023.
Following discussions with our independent registered public accounting firm, we have included in the notes to our financial statements an explanatory paragraph indicating that the occurrence of any future event of default under our 2022 Credit Facility that is not waived by lenders thereunder would raise substantial doubt about our ability continue as a “going concern.”
If the Company breaches any financial covenant under the 2022 Credit Facility in the future and is unable to obtain a further waiver from the lenders thereunder with respect to such breach, an event of default would occur under the 2022 Credit Facility, which would allow lenders under the 2022 Credit Facility to, among other remedies, declare the unpaid principal amount of all outstanding loans, and all interest accrued and unpaid thereon, to be immediately due and payable. The occurrence of any future event of default would raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address any possible future event of default under the 2022 Credit Facility by entering into new financing arrangements to repay amounts outstanding under the 2022 Credit Facility. The Company is in the process of obtaining refinancing for the Company’s hotel in Sacramento, California (the “Sheraton Refinancing”). If completed, the Company intends to use the proceeds of the Sheraton Refinancing to repay part of the amount outstanding under the 2022 Credit Facility and to pay for the Hotel Renovation described below. In addition, the Company is in the process of obtaining refinancing (the “Los Angeles Refinancing”) for three of its properties in Los Angeles, California. If completed, the proceeds of the Los Angeles Refinancing, along with a portion of the proceeds from the Sheraton Refinancing, are anticipated to be in an amount sufficient to repay all amounts outstanding under the 2022 Credit Facility, with the rest to be used for general corporate purposes. The Company expects that each of the Sheraton Refinancing and the Los Angeles Refinancing will close by the end of the first quarter of 2025.
We may not be able to complete the Sheraton Refinancing and the Los Angeles Refinancing on terms acceptable to us or on the timeline necessary to repay amounts outstanding under the 2022 Credit Facility prior to an event of default thereunder.
Our ability to complete each of the Sheraton Refinancing and the Los Angeles Refinancing will depend upon market conditions, prevailing economic and competitive conditions and financial, business and other factors beyond our control. In addition, while we are in the process of obtaining new financing for each of the Sheraton Refinancing and the Los Angeles Refinancing, the transactions remain subject to completion of final due diligence by lenders thereunder and finalization of definitive documentation, and there can be no assurance that we will enter into such definitive documentation or complete the refinancings on acceptable terms or at all. If we are unable to complete each of the Sheraton Refinancing and the Los Angeles Refinancing and as a result do not have sufficient funds to repay the amounts outstanding under the 2022 Credit Facility and the Company breaches a financial covenant thereunder and is unable to obtain a further waiver from the lenders thereunder, the lenders under the 2022 Credit Facility may, among other remedies, declare the unpaid principal amount of all outstanding loans, and all interest accrued and unpaid thereon, to be immediately due and payable.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In May 2022, the Company’s Board of Directors approved a repurchase program of up to $10.0 million of the Company’s Common Stock (the “SRP”). Under the SRP, the Company, in its discretion, may purchase shares of its Common Stock from time to time in the open market or in privately negotiated transactions. The amount and timing of purchases of shares will depend on a number of factors, including the price and availability of shares, trading volume and general market conditions. The SRP has no termination date and may be suspended or discontinued at any time. There were no repurchases during the three and nine months ended September 30, 2024. As of September 30, 2024, the Company had repurchased 662,462 shares of Common Stock for $4.7 million.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, in effect at any time during the three months ended September 30, 2024.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1
Modification Agreement, dated as of August 7, 2024, by and among 9460 Wilshire Blvd (BH) Owner, L.P., a Delaware limited partnership, CIM/11600 Wilshire (Los Angeles), LP, a Delaware limited partnership, CIM/11620 Wilshire (Los Angeles), LP, a Delaware limited partnership, 1130 Howard (SF) Owner, L.P., a Delaware limited partnership, CIM Urban REIT Properties IX, L.P., a Delaware limited partnership, CIM/J Street Hotel Sacramento, L.P., a California limited partnership, CIM/J Street Garage Sacramento, L.P., a California limited partnership, and Two Kaiser Plaza (Oakland) Owner, LLC, a Delaware limited liability company, and the lenders from time to time party to the Credit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q filed with the SEC on August 8, 2024)

*10.2	Amended and Restated Agreement of Limited Partnership of CIM Urban Partners, L.P., dated as of November 8, 2024, by and among Urban Partners GP, LLC and CMCT NAV REIT.
*31.1	Section 302 Officer Certification—Chief Executive Officer.
*31.2	Section 302 Officer Certification—Chief Financial Officer.
*32.1	Section 906 Officer Certification—Chief Executive Officer.
*32.2	Section 906 Officer Certification—Chief Financial Officer.
*101.INS	XBRL Instance Document — the instance document does not appear in the interactive data files because its XBRL on the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover page Interactive Data File, formatted in inline XBRL (included in Exhibit 101).
_______________________________________________________________________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION
Dated: November 7, 2024	By:	/s/ DAVID THOMPSON David Thompson Chief Executive Officer

Dated: November 7, 2024	By:	/s/ BARRY N. BERLIN Barry N. Berlin Chief Financial Officer