Form 10-K
period 2024-12-31
Creative Media & Community Trust Corp
filed 2025-03-07
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-13610
CREATIVE MEDIA & COMMUNITY TRUST CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Maryland				75-6446078
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)
5956 Sherry Lane	Suite 700,	Dallas,	Texas	75225
(Address of Principal Executive Offices)				(Zip Code)
(972)				349-3200
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, $0.001 Par Value	CMCT	Nasdaq Global Market
Common Stock, $0.001 Par Value	CMCT	Tel Aviv Stock Exchange
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐   No ☒
As of June 30, 2024, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on the Nasdaq Global Market as of the close of business on June 30, 2024, was approximately $31.5 million. The registrant does not have any nonvoting common equities.
As of February 25, 2025, the registrant had outstanding 13,270,164 shares of common stock, par value $0.001 per share.

Documents Incorporated by Reference
    Part III of this Annual Report on Form 10-K incorporates by reference specified portions of an amendment to this Annual Report on Form 10-K or Creative Media & Community Trust Corporation’s Proxy Statement for its 2025 Annual Meeting of Stockholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than April 30, 2025.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION
2024 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements
This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our business and availability of funds. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “project,” “target,” “expect,” “intend,” “might,” “believe,” “anticipate,” “estimate,” “could,” “would” “continue,” “pursue,” “potential,” “forecast,” “seek,” “plan,” “should” or “goal” or the negative thereof or other variations or similar words or phrases. Such forward-looking statements also include, among others, statements about our plans and objectives relating to future growth and outlook. Such forward-looking statements are based on particular assumptions that our management has made in light of its experience, as well as its perception of expected future developments and other factors that it believes are appropriate under the circumstances. Forward-looking statements are necessarily estimates reflecting the judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include those associated with (i) the timing, form, and operational effects of our development activities, (ii) our ability to raise in place rents to existing market rents and to maintain or increase occupancy levels, (iii) fluctuations in market rents, (iv) the effects of inflation and continuing higher interest rates on our operations and profitability, (v) general economic, market and other conditions and (vi) our ability to regain compliance with certain continued listing requirements for Nasdaq and to prevent our Common Stock from being delisted from Nasdaq. Additional important factors that could cause our actual results to differ materially from our expectations are discussed in “Item 1A—Risk Factors” of this Annual Report on Form 10-K. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements expressed or implied in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements expressed or implied herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made, except as may be required by applicable laws.
Important Note
On January 6, 2025, we effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) on our common stock, par value $0.001 per share (“Common Stock”). Unless otherwise specified, all Common Stock and per share of Common Stock amounts set forth in this Annual Report on Form 10-K have been adjusted to give retroactive effect to the Reverse Stock Split.
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

PART I

Item 1. Business
Business Overview
Creative Media & Community Trust Corporation and its subsidiaries (which may be referred to in this Annual Report on Form 10-K as “we,” “us,” “our,” “our company” or the “Company”) are operated by affiliates of CIM Group Management, LLC (collectively, “CIM Group” or “CIM”). CIM is a vertically-integrated community-focused real estate and infrastructure owner, operator, lender and developer. CIM Group is headquartered in Los Angeles, California and has offices in Atlanta, Georgia, Chicago, Illinois, Dallas, Texas, New York, New York, Orlando, Florida, Phoenix, Arizona, London, U.K. and Tokyo, Japan. CIM also maintains additional offices with distribution staff and JV partnerships. See the sections “Overview and History of CIM Group”, “CIM Urban Partnership Agreement” and “Investment Management Agreement” in “Item 1—Business” of this Annual Report on Form 10-K.
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
Our current reportable segments during the years ended December 31, 2024 and 2023 consist of three types of commercial real estate properties, namely office, hotel and multifamily, as well as a segment for our lending business. As of December 31, 2024, our real estate portfolio consisted of 27 assets, all of which were fee-simple properties, and five of which we own through investments in Unconsolidated Joint Ventures. Our Unconsolidated Joint Ventures contain one office property, one multifamily site currently under development, two multifamily properties (one of which has been partially converted from office into multifamily units and is now classified as a multifamily property) and one commercial development site. As of December 31, 2024, our 12 office properties, totaling approximately 1.3 million rentable square feet, were 70.6% occupied; our one hotel with an ancillary parking garage, which has a total of 505 rooms, had RevPAR of $135.90 for the year ended December 31, 2024 and our four multifamily properties were 81.7% occupied. Additionally, as of December 31, 2024, we had nine development sites (three of which were being used as parking lots). For the year ended December 31, 2024, our office portfolio contributed approximately 43.8% of revenue from our four segments on a combined basis, our hotel segment contributed approximately 31.8%, our multifamily segment contributed approximately 15.7% and our lending segment contributed approximately 8.7%.
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

Vertically-Integrated Organization and Team

CIM Group is managed by its senior management team, which includes all of its principals and its three founders, Shaul Kuba, Richard Ressler and Avraham Shemesh. CIM Group is vertically-integrated and organized into the following functional groups: Real Asset Services (which includes Development, Onsite Property Management, Commercial Leasing and Hospitality Services), Real Asset Management (which includes Investments, Capital Markets, Global Client Group) and Shared Services (which includes Human Resources, Compliance, Operations, Finance, Legal & Risk Management). CIM also has an internal audit team.

To support CIM Group’s organic growth and related platforms, CIM Group has invested substantial time and resources in building a strong and integrated team of over 1,000 employees and more than 600 professionals as of December 31, 2024. Each of the CIM Group’s vertically-integrated departments is managed by a senior level executive. Department heads have been with CIM Group on average 15 or more years. In addition to developing a core team of principals and other senior level executives, CIM Group has proactively managed its growth through career development and mentoring at both the mid and junior staffing levels, and has hired ahead of its needs, thus ensuring appropriate management and staffing. As part of this initiative, CIM Group has developed a recruiting program that hires from business schools for its associate vice president positions in the Investments team annually. CIM Group seeks to grow organically and develop and train its investment professionals to progress into senior management roles. It has been CIM Group’s practice to grow talent within the company to promotion to principal, rather than to hire from the outside. As a result, CIM has a strong retention rate of senior investment team members who tend to have a long tenure, strong internal network and a track record of success within the organization.
CIM Group leverages the deep operating and industry experience of its principals and professionals, as well as their extensive relationships, to source and execute opportunistic, value add, core, debt, ground-up development and infrastructure acquisitions. Each opportunity is typically overseen by a dedicated Investment team, including an oversight Principal, one Senior Investment Professional (vice president level and above), one associate vice president and one associate from the Investments team. The team is assembled based on the expertise needed for the particular transaction. Additionally, the team works closely with staff from other departments, such as Development, Onsite Property Management, Capital Markets, Commercial Leasing, Legal and Finance. The team oversees all aspects of the project from acquisition through disposition of the asset. The team conducts the underwriting and due diligence for the transaction, presents its findings to the Investment Committee for preliminary and final approvals and oversees the project from inception to disposition. As a result, all investment professionals work across a variety of Qualified Communities and CIM Group’s knowledge base is shared across its offices.
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
Risk Management
As part of its risk management strategy, CIM Group periodically evaluates our assets and actively manages the risks involved in our business strategies. CIM Group’s Investments and Portfolio Oversight teams share asset management responsibilities, setting the strategy for and monitoring the performance of our assets relative to market and industry benchmarks and internal underwriting assumptions using direct knowledge of local markets provided by CIM Group’s in-house onsite property management, and leasing professionals. In-house onsite property management capabilities include monthly and annual budgeting and reporting as well as vendor services management, property maintenance and capital expenditures management. Property management seeks to ensure that revenue objectives are met, lease terms are followed, receivables are collected, preventative maintenance programs are implemented, vendors are evaluated and expenses are controlled. The Real Assets Management Committee is responsible for overseeing the asset management of CIM’s assets. The Real Assets Management Committee reviews and approves strategic decisions related to financing strategies and hold/sell analyses and tracks performance relative to overall business plan execution. The Real Assets Management Committee is comprised of CIM’s founding principals, Mukya Porter (Principal, Chief Compliance Officer), Robert Dupree (Principal, Co-Head of Investments), Jason Schreiber (Principal, Co-Head of Investments) and is chaired by Richard Ressler. The Real Assets Management Committee meets monthly to review updates across the various strategies. In addition to reviewing specific property-level conditions and recommendations, the Real Assets Management Committee reviews real estate and related capital market conditions, considers current market trends and monitors fund strategies and portfolio composition. See “Item 1C—Cybersecurity” for information on our cybersecurity risk management, strategy and governance. The Real Assets Management Committee acts by a majority vote of the members of the Real Assets Management Committee at any meeting at which a quorum (majority of members) is present. The size, composition, and policies of the Real Assets Management Committee may change from time to time.
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
Further, these or other environmental studies may not identify all potential environmental liabilities or accurately assess whether we will incur material environmental liabilities in the future. If we do incur material environmental liabilities in the future, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock (as defined in “Item 1A—Risk Factors”) could be materially adversely affected.
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
Overview and History of CIM Group
CIM Group was founded in 1994 by Shaul Kuba, Richard Ressler and Avraham Shemesh and has approximately $30.2 billion of assets owned and operated across its vehicles as of September 30, 2024. “Assets owned and operated” (“AOO”)

represents the aggregate assets owned and operated by CIM on behalf of partners (including where CIM contributes capital alongside for its own account) and co-investors, whether or not CIM has discretion, in each case without duplication. CIM Group’s successful track record is anchored by CIM Group’s community-oriented approach to acquisitions as well as a number of other competitive advantages including its prudent use of leverage, underwriting approach, disciplined capital deployment, vertically-integrated capabilities and strong network of relationships. CIM Group has generated strong risk-adjusted returns across multiple market cycles by focusing on improved asset and community performance and capitalizing on market inefficiencies and distressed situations.
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
Investment Management Agreement
CIM Urban and CIM Capital, LLC, an affiliate of CIM Group (“the Operator”), are parties to an investment management agreement pursuant to which CIM Urban engaged the Operator to provide certain services to CIM Urban (the “Investment Management Agreement”). The Operator has assigned its duties under the Investment Management Agreement to its four wholly owned subsidiaries: CIM Capital Securities Management, LLC, a securities manager, CIM Capital RE Debt Management, LLC, a debt manager, CIM Capital Controlled Company Management, LLC, a controlled company manager, and CIM Capital Real Property Management, LLC, a real property manager. The “Operator” refers to CIM Capital, LLC and its four wholly owned subsidiaries.
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
In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and/or reimbursement for performing certain services (other than the Base Services) for us and our subsidiaries. Such services performed by the Administrator and its affiliates may include accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, operational and ongoing support in connection with our registered public offering of our Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) and Series D Preferred Stock, par value $0.001 per share (“Series D Preferred Stock” and, together with the Series A Preferred Stock and Series L Preferred Stock, “Preferred Stock”). The Administrator’s compensation for such services is based on the salaries and benefits of the employees of the Administrator and/or its affiliates who performed such services (allocated based on the percentage of time spent on the affairs of us and our subsidiaries).
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
Property Concentration
Kaiser Foundation Health Plan, Incorporated, which occupied space in one of our Oakland, California properties, accounted for 22.9% of our annualized rental income for the year ended December 31, 2024. No other tenant accounted for greater than 10.0% of our annualized rental income for the year ended December 31, 2024.
Human Capital
We are operated by affiliates of CIM Group and, as of December 31, 2024, only have five employees. Four of such employees are in our lending segment while one employee spends a substantial portion of the time that he devotes to us on matters relating to the lending segment. We have entered into the Master Services Agreement with the Administrator, an affiliate of CIM Group, pursuant to which the Administrator has agreed to provide, or arrange for other service providers to provide, management and administration services to us and our subsidiaries.
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
•We may not be able to maintain a listing of our Common Stock on Nasdaq.
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
The Board of Directors may determine that it is in our best interest to become self-managed by internalizing the functions performed by the Administrator and/or the Operator and to terminate the Master Services Agreement and/or the Investment Management Agreement, respectively. However, we do not have the unilateral right to terminate the Master Services Agreement and CIM Urban does not have the unilateral right to terminate the Investment Management Agreement, and neither the Administrator nor the Operator would be obligated to enter into an internalization transaction with us. There is no assurance that a mutually acceptable agreement with these entities as to the terms of the internalization could be reached.
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
We face cybersecurity risks and risks associated with security breaches or disruptions, such as cyberattacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, social engineering and phishing schemes or persons inside our organization, the Operator and/or Administrator. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusions, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The occurrence of a cybersecurity incident may result in disrupted operations, misstated or unreliable financial data, misappropriation of assets, compromise or corruption of confidential information collected in the course of conducting our business, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, regulatory enforcement, damage to our tenant and stockholder relationships, material harm to our financial condition, cash flows and the market price of our securities or other adverse effects. Our Operator’s and Administrator’s IT networks and related systems are essential to the operations of our business and our ability to perform day-to-day operations (including managing our building systems). Our Operator and Administrator have implemented processes, procedures and internal controls to help mitigate cybersecurity incidents, but these measures do not guarantee that a cybersecurity incident involving our Operator or Administrator will not occur or that attempted security breaches or disruptions would not be successful or damaging. A cybersecurity incident involving our Operator’s or Administrator’s IT networks and related systems could materially adversely impact our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
We are, and expect that we will continue to be, subject to a degree of tenant concentration at certain of our properties and/or across multiple properties. Kaiser, which occupies space in one of our Oakland, California properties, accounted for 22.9% of our annualized rental income for the year ended December 31, 2024. In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at such property or properties were to experience financial weakness or file bankruptcy, it could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
As of December 31, 2024, 29.0% of the rentable square footage of our office portfolio was available for lease, and 11.9% of the occupied square footage of such office properties was scheduled to expire in 2025. The local economic environment may make the renewal of these leases more difficult, or renewal may occur at rental rates equal to or below existing rental rates. As a result, portions of our office properties may remain vacant for extended periods of time. In addition, we may have to offer substantial rent abatements, tenant improvements, concessions, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. The factors described above could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

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
In addition to general economic conditions, lodging supply is an important factor that can affect the lodging industry’s performance. Industry overbuilding and the introduction of new concepts and products have the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. Further, the success of our hotel property depends largely on the property operator’s ability to adapt to dominant trends, competitive pressures and consolidation, as well as disruptions such as consumer spending patterns, changing demographics and the availability of labor.
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
We have in the past, and may in the future, take impairment charges with respect to certain of our properties. We routinely evaluate our assets for impairment indicators (we recorded no impairment of long-lived assets for the years ended December 31, 2024 and 2023). The judgment regarding the existence and magnitude of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. If we determine that an impairment has occurred, we will be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements.
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
Real estate assets are, in general, relatively illiquid and may become even more illiquid during periods of economic downturn. As a result, we may not be able to sell our properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. In addition, certain significant expenditures generally do not change in response to economic or other conditions, including debt service obligations, real estate taxes, and operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings. In addition, historically, during periods of increasing interest rates, real estate valuations have generally decreased as a result of rising capitalization rates, which tend to be positively correlated with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our portfolio as well as lower sales proceeds from future dispositions. Accordingly, we may be unable to adjust our portfolio promptly in response to economic, market or other conditions, which could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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
In the November 8, 2022 general election, voters approved City of Los Angeles Proposition ULA. Effective April 1, 2023, the measure increases transfer tax rates in the City of Los Angeles on real estate sales valued at $5.2 million or more. Specifically, the new rate is 4% for properties valued at $5.2 million or more and 5.5% for properties valued at more than $10.3 million. As many of our properties are located in the City of Los Angeles, Proposition ULA may reduce the amount of proceeds that we will receive when we sell our Los Angeles properties. This in turn may reduce our profitability, make our properties located in the City of Los Angeles less attractive than properties located elsewhere, and make us less competitive than REITs that do not have properties in the City of Los Angeles.
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
Climate change may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable or at all, or by increasing the cost of energy (or water, as described above). There can be no assurance that climate change will not have a material adverse effect on our financial condition or results of operations. In addition, due to divergent stakeholder views regarding climate change, we are at increased risk that any actual or perceived action, or lack thereof, by us in connection with the transition to a less carbon-dependent economy will be perceived negatively by some stakeholders and adversely affect our business and reputation.
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
Inflation may remain high in 2025 relative to historical levels. Inflation has caused and will likely continue to cause our construction costs, maintenances costs, operating and general and administrative expenses and interest expenses to rise, which in turn could materially adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock. See “We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions or high inflation,” “—Income from our long-term leases at our office properties is an important source of our cash flow from operations and is subject to risks related to increases in expenses and inflation,” “—We face risks associated with development, redevelopment, repositioning or construction of real estate projects,” “—High interest rates may make it difficult for us to finance or refinance assets, which could reduce the number of properties we can acquire and the amount of cash distributions we can make” and “—Supply chain disruption and increased costs in labor and materials may adversely affect our real estate operations.”
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
Interest rates may remain high in 2025 relative to historical levels. If interest rates remain elevated, we run the risk of being unable to finance or refinance our assets on favorable terms or at all. If interest rates are high when we desire to mortgage our assets or when existing loans come due and the assets need to be refinanced, we may not be able to, or may choose not to, finance the assets and we would be required to use cash to purchase or repay outstanding obligations. Our inability to use debt to finance or refinance our assets could reduce the number of assets we can acquire, which could reduce our operating cash flow and the amount of cash distributions we can make on our Common Stock or Preferred Stock. Higher costs of capital also could negatively impact our operating cash flow and returns on our assets.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions on our Common Stock or Preferred Stock.
We have incurred indebtedness, and in the future may incur additional indebtedness, that bears interest at a variable rate. A continued high interest rate environment, which is the economic environment that the Company expects to face in 2025, will result in increases in the variable rate component of our indebtedness. As of December 31, 2024, we have $15.0 million outstanding under the 2022 credit facility and $27.1 million outstanding under our junior subordinated notes, all of which bear interest at a variable rate. We have not hedged our interest rate with respect to variable rate indebtedness. As a result, increases in interest rates will increase the amounts payable under such indebtedness, which will reduce our operating cash flows and could materially adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock. In addition, if our existing indebtedness matures or otherwise becomes payable during a period of rising interest rates, we could be required to liquidate one or more of our assets at times that may prevent realization of the maximum return on such assets.
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

We may not be able to complete the Austin Refinancing on terms acceptable to us or on the timeline necessary to repay amounts outstanding under the 2022 Credit Facility prior to the March 31, 2025 maturity.

Our ability to complete the Austin Refinancing will depend upon market conditions, prevailing economic and competitive conditions and financial, business and other factors beyond our control. In addition, while we are in the process of obtaining new financing for the Austin Refinancing, the transaction remains subject to completion of final due diligence by lenders thereunder and finalization of definitive documentation, and there can be no assurance that we will enter into such definitive documentation or complete the Austin Refinancing on acceptable terms or at all. If we are unable to complete the Austin Refinancing and as a result do not have sufficient funds to repay the amounts outstanding under the 2022 Credit Facility by the March 31, 2025 maturity and do not receive additional extensions and waivers, the lenders under the 2022 Credit Facility may, among other remedies, declare the unpaid principal amount of all outstanding loans, and all interest accrued and unpaid thereon, to be immediately due and payable.
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
A majority of our revenue from the lending operations is generated from loans collateralized by hospitality properties. As of December 31, 2024, our loans are primarily subject to credit risk were concentrated in the hospitality industry. Any factors that negatively impact the hospitality industry, including the outbreak of pandemics, recessions, severe weather events (such as hurricanes, blizzards, floods, etc.), depressed commercial real estate markets, travel restrictions, bankruptcies or other political or geopolitical events or the introduction of new concepts and products could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
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

We are dependent upon the federal government to maintain the SBA 7(a) Program. There can be no assurance that the program will be maintained or that loans will continue to be guaranteed at current levels or that funding for the program will remain available or sufficient. Further, any changes to the SBA program, including changes to the level of guarantee provided by the federal government on SBA loans, may also have a material adverse effect on our business. The SBA program is funded through annual appropriations approved by Congress matching funding requirements for loans approved within the budget year. Should those appropriations be reduced or cease, our ability to make SBA loans could be curtailed or terminated. In addition, there can be no assurance that our SBA lending subsidiary, First Western SBLC, Inc. (“First Western”) will be able to maintain its status as a “Preferred Lender” under PLP (as defined below) or that we can maintain our SBA 7(a) license.
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

Our TRSs are subject to normal corporate income taxes. We continuously monitor the value of our investments in TRSs for the purpose of ensuring compliance with the rule that no more than 20% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). The aggregate value of our TRS stock and securities was less than 20% of the value of our total assets (including our TRS stock and securities) as of December 31, 2024. In addition, we scrutinize all of our transactions with our TRSs for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. There are no distribution requirements applicable to the TRSs and after-tax earnings may be retained. There can be no assurance, however, that we will be able to comply with the 20% limitation on ownership of TRS stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s-length transactions.
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
Interest rates may remain high in 2025 relative to historical levels, which may result in a decline in the market price of our Common Stock. We believe that one of the factors that will influence the market price of our Common Stock will be the distribution yield on the Common Stock (as a percentage of the market price of our Common Stock) relative to market interest rates.
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
We could suffer from delays in deploying capital, particularly if the capital we raise (including in our current equity offering described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and Uses of Funds”) outpaces our Operator’s ability to identify acquisitions and/or close on them. Such delays, which may be caused by a number of factors, including competition in the market for the same real estate opportunities, may adversely affect our ability to pay distributions on our Common Stock or Preferred Stock and/or the value of their overall returns on investment in our securities.
The cash distributions received by holders of our Preferred Stock and Common Stock may be less frequent or lower in amount than expected by such holders.
Our Board of Directors will determine the amount and timing of distributions on our Preferred Stock and Common Stock. In making this determination, our Board of Directors will consider all relevant factors, including the amount of cash resources available for distributions, capital spending plans, cash flow, financial position, applicable requirements of the MGCL and any applicable contractual restrictions. We cannot assure you that we will be able to consistently generate sufficient available cash flow to fund distributions on our Preferred Stock and Common Stock, nor can we assure you that sufficient cash will be available to make distributions on our Preferred Stock and Common Stock. While holders of Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors and declared by us out of legally available funds, cumulative cash dividends on each share of Preferred Stock at a specified rate, we cannot predict with certainty the timing of the payment of such distributions and we may be unable to pay or maintain such distributions over time.
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
The Common Stock bid price has come under significant downward pressure since August 2024 when the Company announced its intention to redeem, and has redeemed, shares of its Series A Preferred Stock and Series A1 Preferred Stock and paid the redemption price in shares of Common Stock. Holders of the Preferred Stock have the right, at each such holder’s option, to require the Company to redeem any or all of such holder’s shares of Preferred Stock at a redemption price of $25.00 per share, plus an amount equal to all accrued but unpaid dividends, if any, to and including the redemption date, subject to the terms of such Preferred Stock set forth in our charter. This holder redemption price may be paid in cash or in shares of Common Stock (based on the VWAP of the Common Stock for the 20 Trading Days immediately preceding the applicable redemption date, with each such term as defined in our charter), at the Company’s option. Recently, the Company has chosen to pay such redemptions in shares of Common Stock in order to increase its common equity as a percentage of assets and improve its liquidity.
In addition, the Company has in the past exercised its right to redeem shares of Preferred Stock at its option (subject to the terms of the Preferred Stock set forth in our charter) and pay the redemption price in shares of Common Stock, and the Company may do so again in the future. We currently plan to satisfy some or all redemption requests submitted by holders of shares of our Preferred Stock in Common Stock during 2025.

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
We may not be able to maintain a listing of our Common Stock on Nasdaq.
We must meet certain financial and liquidity criteria to maintain the listing of our Common Stock on Nasdaq. If we violate Nasdaq’s listing requirements or fail to meet its listing standards, our Common Stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our Common Stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our Common Stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our Common Stock. The delisting of our Common Stock could significantly impair our ability to raise capital and the value of your investment.
On November 7, 2024, we received a written notice from the Listing Qualifications Department of Nasdaq indicating that, because the closing bid price for our Common Stock has fallen below $1.00 per share for 30 consecutive business days (September 25, 2024 through November 6, 2024), we no longer comply with the $1.00 Minimum Bid Price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on Nasdaq (the “Bid Price Requirement”). Pursuant to Nasdaq Rule 5810(c)(3)(A), we have been provided with a compliance period of 180 calendar days, or until May 6, 2025, to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price of our Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to May 6, 2025.
We believe that delisting our Common Stock from Nasdaq may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our Common Stock. Delisting could have other negative results, including the potential loss of employee confidence, the loss of institutional investors and/or interest in significant business development opportunities.
If we are delisted from Nasdaq and we are not able to list our Common Stock on another exchange, our Common Stock may be quoted on the OTC Markets or on the “pink sheets.” As a result, we could face significant adverse consequences including, among others:
•a limited availability of market quotations for our securities;
•a determination that our Common Stock is a “penny stock,” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•a limited amount of news and little or no analyst coverage of our Company;
•we would no longer qualify for exemptions from state securities registration requirements, which may require us to comply with applicable state securities laws;
•a decreased ability to issue additional securities or obtain additional financing in the future; and
•limit our ability to redeem shares of our Preferred Stock in Common Stock
Item 1B. Unresolved Staff Comments
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
In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.
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
The Committee has established a Cybersecurity Subcommittee (the “Subcommittee”). The Subcommittee consists of, among other individuals, the CCO, the CTO, the chief financial officers of public companies that are subject to the SEC’s cybersecurity rule adopted in 2023 and are managed by CIM Group, including our Chief Financial Officer. The Subcommittee is tasked with assisting CIM Group-managed public companies (that are subject to the SEC’s cybersecurity rules adopted in 2023), including us, in complying with such cybersecurity rules.
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
Board of Directors Oversight of Cybersecurity Risk Management
The Audit Committee of our Board of Directors has oversight of our cybersecurity risks. The Audit Committee receives quarterly updates from CIM Group with respect to the effectiveness of its cyber readiness and cybersecurity program. This oversight includes briefing and a report by the CTO or CIM Group’s Head of Transformation, as well as a discussion of any cybersecurity breaches detected by CIM Group and a summary of, among other things, the current cybersecurity threat landscape, defensibility measures implemented by CIM Group, the health of CIM Group’s information security system, effectiveness of CIM Group’s cybersecurity controls and recoverability and business continuity testing. Pursuant to the Company’s cybersecurity policy, the Audit Committee will be promptly notified of any material cybersecurity incident required to be disclosed under Item 1.05 on a Current Report on Form 8-K and shall oversee the Company’s response to such matter.

Item 2. Properties
As of December 31, 2024, our real estate portfolio consisted of 27 assets, all of which were fee-simple properties and five of which we own through investments in Unconsolidated Joint Ventures. Our Unconsolidated Joint Ventures contain one office property, one multifamily site currently under development, two multifamily properties (one of which has been partially converted from office into multifamily units and is now being classified as a multifamily property) and one commercial development site. As of December 31, 2024, our 12 office properties, totaling approximately 1.3 million rentable square feet, were 70.6% occupied, and our one hotel with an ancillary parking garage, which has a total of 505 rooms, had RevPAR of $135.90 for the year ended December 31, 2024, and our four multifamily properties were 81.7% occupied. Additionally, as of December 31, 2024, we had nine development sites (three of which were being used as parking lots).
Office Portfolio Detail by Classification, Address, Market, and Submarket as of December 31, 2024

Classification / Market / Address	Sub-Market	Rentable Square Feet	% Occupied	% Leased (1)	Annualized Rent (in thousands)	Annualized Rent Per Occupied Square Foot(9)
Consolidated Office Portfolio
Oakland, CA
1 Kaiser Plaza	Lake Merritt	537,339	55.9%	55.9%	$16,627	$55.34
San Francisco, CA
1130 Howard Street	South of Market	21,194	61.1%	61.1%	1,205	93.09
Los Angeles, CA
11620 Wilshire Boulevard	West Los Angeles	196,928	78.9%	80.3%	7,857	50.57
11600 Wilshire Boulevard	West Los Angeles	56,881	73.4%	73.4%	2,588	62.02
9460 Wilshire Boulevard	Beverly Hills	97,655	91.6%	91.6%	10,901	121.88
8944 Lindblade Street (2)	West Los Angeles	7,980	100.0%	100.0%	578	72.43
8960 & 8966 Washington Boulevard (2)	West Los Angeles	24,448	100.0%	100.0%	1,559	63.77
1037 N Sycamore Avenue	Hollywood	5,031	100.0%	100.0%	336	66.79
Austin, TX
3601 S Congress Avenue (3)	South	231,240	78.1%	78.1%	8,709	48.23
1021 E 7th Street (4)	East	11,180	100.0%	100.0%	664	59.39
1007 E 7th Street (5)	East	1,352	—%	—%	—	—
Total Consolidated Office Portfolio		1,191,228	69.6%	69.8%	51,024	61.54

Unconsolidated Office Portfolio
Los Angeles, CA
1910 Sunset Boulevard - 44% (6)	Echo Park	107,524	81.6%	84.0%	4,428	50.48
Total Unconsolidated Office Portfolio		107,524	81.6%	84.0%	4,428	50.48

Total Office Portfolio		1,298,752	70.6%	71.0%	55,452	60.48

Total Office Portfolio - CMCT Share of Annualized Rent					$52,979

Development Pipeline Properties
Oakland, CA
2 Kaiser Plaza (7)	Lake Merritt	N/A	N/A	N/A	N/A	N/A
Los Angeles, CA
1015 Mansfield - 29% (8)	Hollywood	N/A	N/A	N/A	N/A	N/A
Total Development Pipeline Properties		N/A	N/A	N/A	N/A	N/A

Total Office and Development Portfolio		1,298,752	70.6%	71.0%	$55,452	$60.48

(1)Based on leases signed as of December 31, 2024.

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
(8)The Company owns approximately 29% of the property. The property has a site area of approximately 44,141 square feet and currently contains a parking garage which is being leased to a third party. The site is being evaluated for different development options, including creative office space or other commercial space.
(9)Giving effect to abatements, net annualized rent per occupied square foot for the total portfolio was $59.93.

Multifamily Portfolio Detail by Classification, Address, Market, and Submarket as of December 31, 2024

Classification / Market / Address	Sub-Market	Units	% Occupied	Annualized Rent (in thousands)	Monthly Rent Per Occupied Unit (1) (10)
Consolidated Multifamily Portfolio
Oakland, CA
Channel House	Jack London District	333	89.5%	$9,373	$2,621
1150 Clay	Downtown	288	85.1%	$7,172	$2,439
Total Consolidated Multifamily Portfolio		621	87.4%	$16,545	$2,539

Unconsolidated Multifamily Portfolio
Los Angeles, CA
1902 Park Avenue - 25.5% (2)	Echo Park	75	88.0%	$1,482	$1,871
701 S Hudson - 20% (3)	Mid-Wilshire	68	22.1%	$451	$2,507
Total Unconsolidated Multifamily Portfolio		143	56.6%	$1,933	$1,988

Total Multifamily Portfolio		764	81.7%	$18,478	$2,468

Total Multifamily Portfolio - CMCT Share of Annualized Rent				$17,013

Development Pipeline Properties
Los Angeles, CA
3101 S. Western Avenue (4)	Jefferson Park	N/A	N/A	N/A	N/A
3022 S. Western Avenue (4)	Jefferson Park	N/A	N/A	N/A	N/A
3109 S. Western Avenue (5)	Jefferson Park	N/A	N/A	N/A	N/A
4750 Wilshire Boulevard (Backlot) (6)	Mid-Wilshire	N/A	N/A	N/A	N/A
1915 Park Avenue - 44% (7)	Echo Park	N/A	N/A	N/A	N/A
Oakland, CA
F3 Land Site (8)	Jack London District	N/A	N/A	N/A	N/A
466 Water Street Land Site (9)	Jack London District	N/A	N/A	N/A	N/A

Total Multifamily and Development Portfolio		764	81.7%	$18,478	$2,468

(1)Represents gross monthly base rent under leases commenced as of December 31, 2024, divided by occupied units.

(2)The Company owns 25.5% of the property. The amounts shown in the table represent 100% of the property. The property is a 75-unit four-story building.
(3)We sold 80% of our interest in 4750 Wilshire Boulevard to three co-investors (the “4750 Wilshire JV Partners”) in February 2023, with our remaining 20% interest now invested in a newly-formed joint venture with the JV Partners (the “4750 Wilshire JV”). By September 2024, the 4750 Wilshire JV had substantially completed its conversion of two of the three floors of 4750 Wilshire Boulevard from office-use into 68 for-lease multifamily units (the “4750 Wilshire Project”), with the first floor of 4750 Wilshire continuing to function as 30,335 square feet of office space. Following the substantial completion of the 4750 Wilshire Project, the Company has reclassified its investment in the 4750 Wilshire JV as a multifamily investment. The 4750 Wilshire JV refers to the multifamily portion of the building as “701 S Hudson”.
(4)The Company intends to develop a total of approximately 160 residential units across both properties. There is no planned start date for such development.
(5)The Company intends to redevelop approximately seven commercial units totaling 5,635 rentable square feet and six parking stalls. There is no planned start date for such redevelopment.
(6)The Company owns 100% of the 4750 Wilshire Boulevard backlot land parcel. The site is being evaluated for potential multifamily development and currently is being utilized as a surface parking lot.
(7)The Company owns approximately 44% of the property through a joint venture partnership (the “1910 Sunset JV”). The 1910 Sunset JV has begun construction to build 36 multifamily units on the 1915 Park Avenue land parcel adjacent to the office building (the “1915 Park Project”). The 1915 Park Project is expected to be completed by the third quarter of 2025 and to cost approximately $14.7 million (excluding the land acquisition cost), the Company’s share of which is expected to be $6.5 million.
(8)Currently being utilized as a parking lot. The Company is evaluating future development options, including hotel development.
(9)The Company is evaluating the property for potential future multifamily development.
(10)Net of rent concessions granted in the specified period, monthly rent per occupied unit for the total portfolio was $2,319.
Hotel Portfolio Summary as of December 31, 2024

				Revenue Per
			%	Available
Property	Market	Rooms	Occupied (1)	Room
Sheraton Grand Hotel (2)	Sacramento, CA	505	67.2%	$135.90
Total Hotel (1 Property)		505	67.2%	$135.90
Other Ancillary Property within Hotel Portfolio

		Rentable			Annualized
		Square	%	%	Rent (Parking
		Feet	Occupied	Leased	and Retail)
Property	Market	(Retail)	(Retail)	(Retail) (3)	(in thousands)
Sheraton Grand Hotel Parking Garage & Retail (4)	Sacramento, CA	9,453	68.9%	68.9%	$567
Total Ancillary Property (1 Property)		9,453	68.9%	68.9%	$567

(1)Represents trailing 12-month occupancy as of December 31, 2024, calculated as the number of occupied rooms divided by the number of available rooms.
(2)The Sheraton Grand Hotel is part of the Sheraton franchise and is managed by Sheraton Operating Corporation, a subsidiary of Marriott International, Inc. The renovation of the Sheraton Grand Hotel’s guest rooms and corridors is substantially completed (the “Rooms Renovation Project”) with a total cost of approximately $20.9 million. The Company is currently working on designs for the renovation of Sheraton Grand Hotel’s lobbies and common areas (the “Lobby Renovation Project”). The Company has not approved a budget for the Lobby Renovation Project but intends to complete the project in 2025.
(3)Based on leases commenced as of December 31, 2024.
(4)The Company is evaluating the property for potential future development options including multifamily development over the existing parking garage.

Office Portfolio—Top 5 Tenants by Annualized Rental Revenue as of December 31, 2024

		Credit
		Rating					% of
		(S&P /		Annualized	% of	Rentable	Rentable
		Moody’s /	Lease	Rent	Annualized	Square	Square
Tenant	Property	Fitch)	Expiration	(in thousands)	Rent	Feet	Feet
Kaiser Foundation Health Plan, Inc.	1 Kaiser Plaza	AA- / - / AA-	2028	$12,694	22.9%	236,692	18.2%
U.S. Bank, N.A.	9460 Wilshire Boulevard	A+ / Aa3 / A+	2029	4,167	7.5%	27,569	2.1%
3 Arts Entertainment, Inc.	9460 Wilshire Boulevard	- / - / -	2026	3,037	5.5%	27,112	2.1%
F45 Training Holdings, Inc.	3601 S Congress Avenue	- / - / -	2030	2,418	4.4%	44,171	3.4%
O'Gara Coach Company, L.L.C.	9460 Wilshire Boulevard	- / - / -	2043	2,370	4.3%	18,157	1.4%
Total for Top Five Tenants				24,686	44.6%	353,701	27.2%
All Other Tenants				30,766	55.4%	563,147	43.4%
Vacant				—	—%	381,904	29.4%
Total Office Portfolio				$55,452	100.0%	1,298,752	100.0%

Note: Represents 100% of the consolidated and unconsolidated office portfolios, regardless of our ownership percentage.

Office Portfolio—Diversification by Industry as of December 31, 2024

	Annualized	% of	Rentable
	Rent	Annualized	Square	% of Rentable
Industry	(in thousands)	Rent	Feet	Square Feet
Health Care and Social Assistance	$19,216	34.6%	343,954	26.6%
Professional, Scientific, and Technical Services	9,311	16.8%	151,465	11.7%
Finance and Insurance	6,439	11.6%	65,599	5.1%
Arts, Entertainment, and Recreation	6,280	11.3%	88,457	6.8%
Other Services (except Public Administration)	3,986	7.2%	51,885	4.0%
Real Estate and Rental and Leasing	2,098	3.8%	41,667	3.2%
Information	1,944	3.5%	34,313	2.6%
Public Administration	1,741	3.1%	35,046	2.7%
Retail Trade	1,728	3.1%	38,184	2.9%
Other	2,709	5.0%	66,278	5.0%
Vacant	—	—%	381,904	29.4%
Total Office	$55,452	100.0%	1,298,752	100.0%

Note: Represents 100% of the consolidated and unconsolidated office portfolios, regardless of our ownership percentage.

Office Portfolio—Lease Expiration as of December 31, 2024

	Square Feet	% of Square	Annualized	% of Annualized	Annualized Rent
Year of Lease	of Expiring	Feet	Rent	Rent	Per Occupied
Expiration	Leases	Expiring	(in thousands)	Expiring	Square Foot
2025 (1)	110,325	11.9%	6,934	12.6%	62.85
2026	134,844	14.7%	8,393	15.1%	62.24
2027 (2)	75,989	8.3%	4,440	8.0%	58.43
2028	338,520	36.9%	18,457	33.3%	54.52
2029 (3)	61,979	6.8%	6,148	11.1%	99.19
2030 (4)	103,485	11.3%	4,627	8.3%	44.71
2031	26,409	2.9%	1,240	2.2%	46.95
2032 (5)	26,777	2.9%	1,551	2.8%	57.92
2034	12,383	1.4%	714	1.3%	57.66
Thereafter (6)	26,137	2.9%	2,948	5.3%	112.79
Total Occupied	916,848	100.0%	$55,452	100.0%	$60.48
Vacant	381,904
Total Office	1,298,752

Note: Represents 100% of the consolidated and unconsolidated office portfolios, regardless of our ownership percentage.
(1)Includes 4,371 square feet of month-to-month leases as of December 31, 2024.
(2)Includes 6,524 square feet (approximately 0.7% of total portfolio occupied square footage) of leases with tenant-controlled early termination options to terminate prior to 2027.
(3)Includes 3,572 square feet (approximately 0.4% of total portfolio occupied square footage) of leases with tenant-controlled early termination options to terminate prior to 2029.
(4)Includes 2,313 square feet (approximately 0.3% of total portfolio occupied square footage) of leases with tenant-controlled early termination options to terminate prior to 2030.
(5)Includes 25,845 square feet (approximately 2.8% of total portfolio occupied square footage) of leases with tenant-controlled early termination options to terminate prior to 2032.
(6)Includes 7,980 square feet (approximately 0.9% of total portfolio occupied square footage) of leases with tenant-controlled early termination options to terminate prior to 2035.

Property Indebtedness as of December 31, 2024

	Outstanding			Balance Due
	Principal			At Maturity
	Balance	Interest	Maturity	Date
Property	(in thousands)	Rate	Date	(in thousands)
1 Kaiser Plaza (1)	$97,100	4.14%	7/1/2026	$97,100
Channel House	87,000	SOFR + 3.36%	7/7/2025	87,000
1150 Clay	67,000	6.25%	6/7/2025	67,000
Sheraton Grand Hotel	84,346	SOFR + 4.35%	1/1/2027	84,346
9460 Wilshire Boulevard, 11620 Wilshire Boulevard, 11600 Wilshire Boulevard	105,000	7.41%	1/11/2030	105,000
1910 Sunset Boulevard (2)	23,925	SOFR + 2.95%	9/13/2025	23,925
1915 Park Avenue (2)	658	SOFR + 3.00%	12/21/2026	658
4750 Wilshire Boulevard (3)	36,864	SOFR + 3.11%	4/1/2026	36,864
Total	$501,893			$501,893

(1)Loan is generally not prepayable prior to April 1, 2026.
(2)CMCT owns 44.2% of these properties through its investment the 1910 Sunset JV. The outstanding principal balance shown here represents 100% of the 1910 Sunset JV’s balance.
(3)CMCT owns 20.0% of the property through its investment in the 4750 Wilshire JV. The outstanding principal balance shown here represents 100% of the 4750 Wilshire JV’s balance.
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
On February 25, 2025, there were approximately 304 holders of record of our Common Stock, excluding stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers. The closing price of our Common Stock on February 25, 2025 was $0.70 as reported on Nasdaq.
Approximately 90.3% of our Common Stock as of February 25, 2025 was held by stockholders that are not our affiliates.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2024 with respect to shares of our Common Stock, either under options or in respect of restricted stock awards that may be issued under existing equity compensation plans, all of which have been approved by our stockholders.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of Common Stock remaining available for future issuances under equity compensation plans (all in restricted shares of Common Stock)
Equity incentive plan	—	N/A	262,058
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
During the quarter ended September 30, 2024, we redeemed, at the option of the Company, 2,589,606 shares of Series A1 Preferred Stock in shares of Common Stock, resulting in issuance of 3,297,298 shares of Common Stock. During the quarter ended September 30, 2024 and December 31, 2024, we redeemed 1,010 and 180,902 shares of Series A1 Preferred Stock in shares of Common Stock at the option of the holders, respectively, resulting in issuance of 2,590 and 1,517,599 shares of Common Stock, respectively. During the quarter ended September 30, 2024, we redeemed, at the option of the Company, 2,150,076 shares of Series A Preferred Stock in shares of Common Stock, resulting in issuance of 2,733,230 shares of Common Stock. During the quarter ended December 31, 2024, we redeemed 214,713 shares of Series A1 Preferred Stock in shares of Common Stock at the option of the holders resulting in issuance of 1,645,869 shares of Common Stock. For each of these issuances, the number of shares of Common Stock issued was based on volume-weighted average price (calculated in accordance with our charter) of the Common Stock as of each applicable redemption date. Shares of Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock may be redeemed at our option or at the option of the holder for a redemption price payable in cash or shares of Common Stock, at our election, as described in Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K.
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
CIM Group is headquartered in Los Angeles, California and has offices in Atlanta, Georgia, Chicago, Illinois, Dallas, Texas, New York, New York, Orlando, Florida, Phoenix, Arizona, London, U.K. and Tokyo, Japan. CIM also maintains additional offices with distribution staff and JV partnerships.
Properties
As of December 31, 2024, our real estate portfolio consisted of 27 assets, all of which were fee-simple properties and five of which we own through investments in Unconsolidated Joint Ventures. Our Unconsolidated Joint Ventures contain one office property, one multifamily site currently under development, two multifamily properties (one of which has been partially converted from office into multifamily units and is now being classified as a multifamily property) and one commercial development site. As of December 31, 2024, our 12 office properties, totaling approximately 1.3 million rentable square feet, were 70.6% occupied and our one 505-room hotel with an ancillary parking garage, had RevPAR of $135.90 for the year ended December 31, 2024 and our four multifamily properties were 81.7% occupied. Additionally, as of December 31, 2024, we had nine development sites (three of which were being used as parking lots).

Rental Rate Trends
Office Statistics:  The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods (includes 100% of our properties partially owned through Unconsolidated Joint Ventures):

	As of December 31,
	2024	2023
Occupancy (1)	70.6%	83.8%
Annualized rent per occupied square foot (1)(2)	$60.48	$57.17

(1)The information presented in this table represents historical information as of the date indicated without giving effect to any property sales occurring thereafter.
(2)Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail. Total abatements, representing lease incentives in the form of free rent, for the twelve months ended December 31, 2024 and 2023 were approximately $1.1 million and $3.0 million, respectively. Giving effect to abatements, net annualized rent per occupied square foot was $59.93 and $55.95 as of December 31, 2024 and 2023, respectively (See Definitions for more detail).
Over the next four quarters, we expect to see expiring cash rents as set forth in the table below (includes 100% of our properties partially owned through Unconsolidated Joint Ventures):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2025	2025	2025	2025
Expiring Cash Rents:
Expiring square feet (1)	44,273	29,537	32,658	3,857
Expiring rent per square foot (2)	$61.41	$73.47	$57.11	$46.67

(1)Month-to-month tenants occupying a total of 4,371 square feet are included in the expiring leases in the first quarter listed.
(2)Represents gross monthly base rent, as of December 31, 2024, under leases expiring during the periods above, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.
During the year ended December 31, 2024, we executed leases with terms longer than 12 months totaling 269,811 square feet. The table below sets forth information on certain of our executed leases during the year ended December 31, 2024, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

			New Cash	Expiring Cash
	Number of	Rentable	Rents per Square	Rents per Square
	Leases (1)	Square Feet	Foot (2)	Foot (2)
Twelve Months Ended December 31, 2024	26	260,796	$52.74	$53.92

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
Multifamily Statistics:    The following table sets forth occupancy rates and the monthly rent per occupied unit across our multifamily portfolio for the specified periods (includes 100% of our properties partially owned through an Unconsolidated Joint Venture):

	As of December 31,
	2024	2023
Occupancy	81.7%	79.3%
Monthly rent per occupied unit (1)	$2,468	$2,805
______________________
(1)Represents gross monthly base rent under leases commenced as of the specified period, divided by occupied units. This amount reflects total cash rent before concessions. Net of rent concessions granted in the specified period, monthly rent per occupied unit was $2,319 and $2,074 as of December 31, 2024 and 2023, respectively.
Hotel Statistics:  The following table sets forth the occupancy, ADR and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Year Ended
	December 31,
	2024	2023
Occupancy (1)	67.2%	75.1%
ADR	$202.26	$194.12
RevPAR	$135.90	$145.80
______________________
(1)Hotel occupancy in 2024 was negatively impacted by ongoing construction related to the Rooms Renovation Project from September 2024 through December 2024.
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

2024 Results of Operations
Net Loss and FFO

	Year Ended
	December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Total revenues	$124,512	$119,258	$5,254	4.4%
Total expenses	$148,658	$170,163	$(21,505)	(12.6)%
Net loss	$(25,750)	$(51,456)	$25,706	(50.0)%
The Company had a net loss of $25.8 million for the year ended December 31, 2024, representing a decrease of $25.7 million compared to a net loss of $51.5 million for the year ended December 31, 2023. The decrease was primarily due to a decrease of $25.1 million in depreciation and amortization expense (discussed in more detail below in “Summary Segment Results”) and a decrease in transaction costs of $3.0 million, partially offset by an increase in interest expense not allocated to our operating segments of $2.2 million and a loss on extinguishment of debt of $1.4 million.
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
The following table sets forth a historical reconciliation of net (loss) attributable to common stockholders to FFO attributable to holders of common stockholders:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net loss attributable to common stockholders (1)	$(73,343)	$(75,727)
Depreciation and amortization	27,373	52,484
Noncontrolling interests’ proportionate share of depreciation and amortization	(306)	(2,090)
Gain on sale of real estate	—	(1,104)
FFO attributable to common stockholders (1)	$(46,276)	$(26,437)

(1)During the years ended December 31, 2024 and 2023, we recognized $17.7 million and $1.5 million, respectively, of redeemable preferred stock redemptions on our consolidated statements of operations and $755,000 and $0 respectively, of redeemable preferred stock deemed dividends on our consolidated statements of operations. Such amounts are included in, and have the effect of increasing the net loss attributable to common stockholders and FFO attributable to common stockholders because redeemable preferred stock redemptions are not an adjustment prescribed by NAREIT.

FFO attributable to common stockholders, which is a non-GAAP measure, was $(46.3) million for the year ended December 31, 2024, a decrease of $19.8 million compared to $(26.4) million for the year ended December 31, 2023. The decrease in FFO was primarily attributable to an increase in redeemable preferred stock redemptions of $16.2 million, an increase in redeemable preferred stock dividends of $4.0 million, an increase in interest expense not allocated to our operating segments of $2.2 million and a loss on extinguishment of debt of $1.4 million, these were partially offset by a decrease in transaction costs of $3.0 million.
Summary Segment Results
During the years ended December 31, 2024 and 2023, we operated in four segments: office, hotel and multifamily properties and lending. Set forth and described below are summary segment results for our operating segments.

	Year Ended
	December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Revenues:
Office	$54,283	$55,033	$(750)	(1.4)%
Hotel	$39,407	$41,096	$(1,689)	(4.1)%
Multifamily	$19,515	$11,224	$8,291	73.9%
Lending	$10,756	$11,458	$(702)	(6.1)%

Expenses:
Office	$27,327	$26,075	$1,252	4.8%
Hotel	$27,955	$27,992	$(37)	(0.1)%
Multifamily	$13,715	$9,464	$4,251	44.9%
Lending	$7,556	$7,899	$(343)	(4.3)%

Income (Loss) From Unconsolidated Entities
Office	$462	$(582)	$1,044	NM*
Multifamily	$(1,268)	$155	$(1,423)	NM*

Non-Segment Revenue and Expenses:
Interest and other income	$551	$447	$104	23.3%
Asset management and other fees to related parties	$(1,797)	$(2,627)	$830	(31.6)%
Expense reimbursements to related parties—corporate	$(2,281)	$(2,342)	$61	(2.6)%
Interest expense	$(33,589)	$(31,406)	$(2,183)	7.0%
General and administrative	$(4,267)	$(5,453)	$1,186	(21.7)%
Transaction costs	$(1,382)	$(4,421)	$3,039	(68.7)%
Depreciation and amortization	$(27,373)	$(52,484)	$25,111	(47.8)%
Loss on early extinguishment of debt	$(1,416)	$—	$(1,416)	NM*
Gain on sale of real estate	$—	$1,104	$(1,104)	(100.0)%
Provision for income taxes	$(798)	$(1,228)	$430	(35.0)%
______________________
(*)Percentage changes in excess of 100% are deemed to be not meaningful (“NM”)
Revenues
Office Revenue:  Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased to $54.3 million for the year ended December 31, 2024 from $55.0 million for the year ended December 31, 2023. The decrease is primarily due to a decrease in rental revenues at an office property in Oakland, California due to lower occupancy. This was partially offset by higher rental revenues at an office property in Beverly Hills,

California due to increased rental rates and higher rental revenues at an office property in Los Angeles, California from increased occupancy.
Hotel Revenue:  Hotel revenue decreased to $39.4 million for the year ended December 31, 2024, compared to $41.1 million for the year ended December 31, 2023. The decrease is due to a decrease in occupancy during 2024 as compared to the prior year. Hotel occupancy in 2024 was negatively impacted by ongoing construction related to the Rooms Renovation Project from September 2024 through December 2024.
Multifamily Revenue: Multifamily revenue increased to $19.5 million for the year ended December 31, 2024, compared to $11.2 million for the year ended December 31, 2023. The increase is primarily due to higher occupancy and increased rent per occupied unit, net of rent concessions, at our consolidated multifamily properties during the year ended December 31, 2024.
Lending Revenue:  Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue decreased to $10.8 million for the year ended December 31, 2024, compared to $11.5 million for the year ended December 31, 2023. The decrease was primarily due to a decrease in premium income and a decrease in interest income as a result of lower loan originations and loan sale volume during the year ended December 31, 2024, compared to the year ended December 31, 2023.
Income (Loss) From Unconsolidated Office Entities: Income from our office Unconsolidated Joint Ventures included in office segment net operating income increased to income of $462,000 for the year ended December 31, 2024, compared to a loss of $582,000 for the year ended December 31, 2023. The increase is due to changes in the valuation of investments in real estate at our unconsolidated office entities, which recognized a net unrealized gain during the year ended December 31, 2024, compared to a net unrealized loss for the year ended December 31, 2023.
(Loss) Income From Unconsolidated Multifamily Entity: The income from our Unconsolidated Joint Venture included in multifamily segment net operating income decreased to a loss of $1.3 million for the year ended December 31, 2024, compared to income of $155,000 for the year ended December 31, 2023. The decrease is due to changes in the valuation of investments in real estate at our unconsolidated multifamily entities, which recognized a net unrealized loss during the year ended December 31, 2024, compared to a net unrealized gain for the year ended December 31, 2023.
Expenses
Office Expenses:  Office expenses increased to $27.3 million for the year ended December 31, 2024, compared to $26.1 million for the year ended December 31, 2023. The increase is primarily a result of increases in operating expenses at an office property in Oakland, California from higher utilities and repairs and maintenance expense and at an office property in Beverly Hills, California from an increase in administrative expense.
Hotel Expenses:  Hotel expenses were $28.0 million for the year ended December 31, 2024, consistent with $28.0 million for the year ended December 31, 2023.
Multifamily Expenses:  Multifamily expenses increased to $13.7 million for the year ended December 31, 2024, compared to $9.5 million for the year ended December 31, 2023. The increase was primarily due to increased property taxes and repairs and maintenance expense at a multifamily property in Oakland, California and an increase in administrative expense at a multifamily property in Oakland, California for the year ended December 31, 2024.
Lending Expenses:  Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related parties. Lending expenses decreased to $7.6 million for the year ended December 31, 2024, compared to $7.9 million for the year ended December 31, 2023. The decrease was primarily due to a decrease in interest expense resulting from the amount of principal repayments on our SBA 7(a) loan-backed notes.
Asset Management and Other Fees to Related Parties:  Asset management fees and other fees to related parties, which have not been allocated to our operating segments decreased to $1.8 million for the year ended December 31, 2024, compared to $2.6 million for the year ended December 31, 2023. The decrease was a result of a reduction in asset management fees related to a decrease in our net asset value, primarily resulting from a reduction in the fair value of our investments in real estate as of the end of 2023.
Expense Reimbursements to Related Parties—Corporate: The Administrator receives compensation and/or reimbursement for performing certain services for the Company and its subsidiaries. Expense reimbursements to related parties—corporate were $2.3 million for the year ended December 31, 2024, consistent with $2.3 million for the year ended December 31, 2023.

Interest Expense:  Interest expense, which has not been allocated to our operating segments, increased to $33.6 million for the year ended December 31, 2024, compared to $31.4 million for the year ended December 31, 2023. The increase was attributable to higher average outstanding principal balance on our 2022 Credit Facility Revolver and property mortgages for the year ended December 31, 2024, compared to the year ended December 31, 2023, as well as incremental interest expense related to new variable rate mortgage loan at our hotel property which closed in December 2024.
General and Administrative Expenses:  General and administrative expenses, which have not been allocated to our operating segments, were $4.3 million for the year ended December 31, 2024, compared to $5.5 million for the year ended December 31, 2023. The decrease was primarily due to decreases in legal fees and consulting services.
Transaction Costs:  Transaction costs were $1.4 million for the year ended December 31, 2024, compared to $4.4 million for the year ended December 31, 2023. The decrease was related to costs incurred in connection with the acquisition of two multifamily properties in Oakland, California in the first quarter of 2023, which increased these costs in the prior year period.
Depreciation and Amortization Expense:  Depreciation and amortization expense decreased to $27.4 million for the year ended December 31, 2024, compared to $52.5 million for the year ended December 31, 2023. The decrease was primarily due to a decrease in acquired in-place lease intangible assets amortization at multifamily properties located in Oakland, California acquired during the first quarter of 2023, which were fully amortized as of December 31, 2023, partially offset by incremental increases to fixed asset depreciation expense related to the acquired properties.
Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt of $1.4 million for the year ended December 31, 2024 was related to paydowns made on our 2022 Credit Facility Revolver. There was no loss on early extinguishment of debt during the year ended December 31, 2023.
Gain on Sale of Real Estate: Gain on sale of real estate of $1.1 million for the year ended December 31, 2023 was related to the sale of 80% of our interest in an office property in Los Angeles, California. There were no dispositions during the year ended December 31, 2024.
Provision for Income Taxes: Provision for income taxes decreased to $798,000 for the year ended December 31, 2024, compared to $1.2 million for the year ended December 31, 2023. The decrease is primarily due to lower taxable income at our taxable REIT subsidiaries during the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Cash Flow Analysis
Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the occupancy and ADR of our hotel, the collectability of rent and recoveries from our tenants, and loan related activity. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities increased by $5.0 million for the year ended December 31, 2024 as compared to the same period in 2023. The increase was primarily due to a $4.1 million increase resulting from a lower level of net working capital used and a reduction in net loss adjusted for depreciation and amortization expense and other non-cash items of $3.7 million, partially offset by a $2.8 million decrease in net proceeds from the sale of loans, compared to the same period in 2023.
Our cash flows from investing activities are primarily related to property acquisitions and dispositions, expenditures for the development or repositioning of properties, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash used in investing activities decreased by $66.4 million to $22.3 million for the year ended December 31, 2024, compared to $88.7 million for the year ended December 31, 2023. The decrease in cash used in investing activities was primarily due to a $96.7 million decrease in acquisitions of real estate and a decrease in cash outlays of $12.0 million related to our investments in the Unconsolidated Joint Ventures, compared to the same period in 2023. Partially offsetting the decrease in net cash used in investing activities are $32.2 million in proceeds from the sale of a property to the 4750 Wilshire JV during the year ended December 31, 2023 and a $9.9 million increase in capital expenditures during the year ended December 31, 2024.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash provided by financing activities for the year ended December 31, 2024 was $13.9 million, compared to cash provided by financing activities of $63.4 million for the year ended December 31, 2023. The decrease of $49.5 million was primarily due to a $62.8 million decrease in net proceeds from issuance of preferred stock during the year ended December 31, 2024 compared to the prior period, the issuance of unguaranteed SBA 7(a) loan-backed notes of approximately $54.1 million during the year ended December 31, 2023, and $38.0 million of net proceeds from our 2022 Credit Facility and mortgages for the year ended December 31, 2024, compared to $56.5 million for the year ended December 31, 2023. The aforementioned amounts decreasing net cash provided by financing activities were partially offset by a decrease of $80.8 million in cash redemptions of preferred stock and a decrease in preferred dividend cash payments of $3.9 million during the year ended December 31, 2024 compared to the prior period.
Liquidity and Capital Resources
General
On a short-term basis, our principal demands for funds will be for the acquisition of assets, development or repositioning of properties (as further described below) (including pre-construction costs such as obtaining entitlements and permits and architectural work), or re-leasing of space in existing properties, capital expenditures, paying interest and principal on current and any future debt financings, SBA 7(a) loan originations, paying distributions on our Preferred Stock and Common Stock and making redemption payments on our Preferred Stock. We may finance our future activities through one or more of the following methods: (i) offerings of shares of Common Stock, Preferred Stock or other equity and/or debt securities of the Company; (ii) issuances of interests in our operating partnership in exchange for properties; (iii) credit facilities and term loans; (iv) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (v) the sale of existing assets; and/or (vi) cash flows from operations. Our 2022 Revolving Credit Facility has an outstanding balance of $15.0 million and matures on March 31, 2025 (pursuant to various modification amendments).
Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, or re-leasing of space in existing properties, capital expenditures, paying interest and principal on debt financings, refinancing of indebtedness, SBA 7(a) loan originations, paying distributions on our Preferred Stock or any other preferred stock we may issue, any future repurchase of Common Stock and/or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock) and distributions on our Common Stock. Additionally, our outstanding commitments to fund loans were $9.5 million as of December 31, 2024, substantially all of which reflect prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Small Business Loan Program lending. A majority of these commitments have government guarantees of 75% and we believe that we will be able to sell the guaranteed portion of these loans in a liquid secondary market upon fully funding these loans. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. To the extent we decide to proceed with development work on any of our development sites (in addition to those discussed below), we will have increased liquidity needs.
Our long-term liquidity needs include development at an Unconsolidated Joint Venture (the “1910 Sunset JV”), in which we have approximately a 44% ownership interest. The 1910 Sunset JV has begun construction to build 36 multifamily units on the 1915 Park Avenue land parcel adjacent to the office building (the “1915 Park Project”) in Los Angeles, California, which development is expected to be completed by the third quarter of 2025 and with an estimated cost of approximately $14.7 million (excluding the land acquisition cost), our share of which is expected to be $6.5 million. The 1910 Sunset JV plans to finance the project through a combination of cash from operations at its office property, additional equity contributions from existing investors, and proceeds from a mortgage loan from a third-party lender (which has a balance of $658,000 as of December 31, 2024 and total borrowing availability of $9.4 million, subject to additional equity contribution requirements). As of December 31, 2024, the 1910 Sunset JV had incurred total costs of $7.6 million in connection with the 1915 Park Project.
Construction has been substantially completed at one of our Unconsolidated Joint Ventures (the “4750 Wilshire JV”), in which we have a 20% ownership interest. The 4750 Wilshire JV has converted two of the three floors of an office property at 4750 Wilshire Boulevard in Los Angeles, California (“4750 Wilshire”) from office-use into 68 for-lease multifamily units (the “4750 Wilshire Project”), with the first floor of 4750 Wilshire continuing to function as 30,335 square feet of office space. The 4750 Wilshire JV began leasing for the multifamily units in September 2024. As of December 31, 2024, total costs of $28.9 million had been incurred by the 4750 Wilshire JV in connection with the 4750 Wilshire Project, which has an expected total completion cost of $31.0 million.
Construction has been substantially completed on the Rooms Renovation Project at our Sheraton Grand Hotel in Sacramento, California, with a total cost of approximately $20.9 million, of which approximately $16.6 million had been paid as of December 31, 2024. We are currently working on designs for the renovation of Sheraton Grand Hotel’s lobbies and common areas (the “Lobby Renovation Project”). We have not approved a budget for the Lobby Renovation Project but intend to complete the project in 2025.
At the end of the first three quarters of 2024, the Company was not in compliance with a financial covenant under the 2022 Credit Facility. Further, as of December 31, 2024, the Company was not in compliance with two covenants under the 2022 Credit Facility. Such non-compliance events during 2024 constituted events of default under the 2022 Credit Facility. Lenders under the 2022 Credit Facility and the Company entered into an agreement (the “First Modification Agreement”) pursuant to which the lenders waived such event of default with respect to the test period ending March 31, 2024. Among other restrictions, the First Modification Agreement also prohibited subsidiaries of the Company that own properties that secured the 2022 Credit Facility from making any distributions to its parent entities. On August 7, 2024, lenders under the 2022 Credit Facility and the Company entered into an agreement (the “Second Modification Agreement”) pursuant to which the lenders waived such event of default with respect to the test period ending June 30, 2024. Simultaneously with the execution of the Second Modification Agreement, the Company made a $4.0 million repayment under the 2022 Credit Facility. On October 24, 2024, lenders under the 2022 Credit Facility and the Company entered into an agreement (the “Third Modification Agreement”) pursuant to which the lenders waived such event of default with respect to the test period ending September 30, 2024, pursuant to which the aggregate commitments under the 2022 Credit Facility were reduced from $206.2 million to $169.3 million, and pursuant to which the lenders under the 2022 Credit facility agreed to release the Hotel Properties in order to facilitate the refinancing of such properties. On December 24, 2024, in connection with the Refinancings, the lenders under the 2022 Credit Facility and the Company entered into an agreement (the “Fourth Modification Agreement”) pursuant to which the lenders agreed to release assets relating to three of the Company’s office buildings located in Los Angeles, California, in order to facilitate a refinancing of such properties, subject to a minimum prepayment of the 2022 Credit Facility in connection with such refinancing. In addition, the Fourth Modification Agreement changed the maturity date of the facility to January 31, 2025, subject to a 2-month extension option. Such extension option was executed on January 31, 2025 pursuant to an additional modification agreement to the 2022 Credit Facility (the “Fifth Modification Agreement”).
The event of default under the 2022 Credit Facility as of December 31, 2024 allows lenders under the 2022 Credit Facility to, among other remedies, declare the unpaid principal amount of all outstanding loans, and all interest accrued and unpaid thereon, to be immediately due and payable. Management plans to address such default by further modifying the 2022 Credit Facility and/or refinancing an additional office property in Austin, Texas (the “Austin Refinancing”). As the Company has reduced the outstanding borrowings under the 2022 Credit Facility from $169.3 million to $15.0 million during December 2024 in connection with the Refinancings, Management expects the proceeds from the Austin Refinancing will be more than sufficient to repay all amounts outstanding under the 2022 Credit Facility, with remaining proceeds to be used for general corporate purposes. Management believes its plan to repay amounts outstanding under the 2022 Credit Facility is probable based on the on the favorable loan-to-value ratio (“LTV”) of the property associated with the Austin Refinancing.
During the year ended December 31, 2024, at our option, we redeemed 2,589,606 and 2,150,076 shares of Series A1 Preferred Stock and Series A Preferred Stock, respectively, in shares of Common Stock and, additionally, from September 2024 through December 2024, we paid holder-requested redemptions of 181,912 and 214,713 shares of Series A1 Preferred Stock and Series A Preferred Stock, respectively, in shares of Common Stock. We currently plan to continue to satisfy some or all redemption requests submitted by holders of our shares of Preferred Stock in shares of Common Stock during 2025, when legally permitted. We have in the past exercised our right to redeem shares of Preferred Stock at our option (subject to the terms of the Preferred Stock set forth in the charter) and pay the redemption price in shares of Common Stock, and we may do so again in the future.
The measures noted above, taken together, are expected to strengthen our balance sheet, improve liquidity and accelerate our transition towards premier multifamily properties. These actions are also intended to better position the Company to take advantage of opportunities that are expected to arise in a recovering real estate market.
We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of our long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. While we will seek to satisfy such needs through one or more of the methods described in this Annual Report on Form 10-K, our ability to take such actions is highly uncertain and cannot be predicted, and could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in “Item 1A—Risk Factors” of this Annual Report on Form 10-K. If we cannot obtain funding for our long-term liquidity needs, our assets may generate lower cash flows or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.
We may not be able to maintain a listing of our Common Stock on Nasdaq. We must meet certain financial and liquidity criteria to maintain the listing of our Common Stock on Nasdaq. If we violate Nasdaq’s listing requirements or fail to meet its listing standards, our Common Stock may be delisted. On November 7, 2024, we received written notice from the Listing Qualifications Department of Nasdaq indicating that, because the closing bid price for our Common Stock had fallen below $1.00 per share for 30 consecutive business days, we no longer comply with the Bid Price Requirement. To regain compliance, the closing bid price of our Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to May 6, 2025. While we will seek to regain compliance with the Bid Price Requirement through various methods available to us, the results of such actions are highly uncertain and may depend on, among other things, our ability to receive stockholder approval for certain corporate actions and our ability to successfully appeal any potential delisting to a

Nasdaq independent hearings panel. We believe that delisting our Common Stock from Nasdaq could have significant adverse consequences, including a decreased ability to issue additional shares of Common Stock to raise additional financing in the future due to the increased lack of liquidity that would result in our Common Stock due to the factors described in “We may not be able to maintain a listing of our Common Stock on Nasdaq” in “Item 1A—Risk Factors.” In addition, delisting may result in the inability to redeem Preferred Stock when all other criteria for redemption have been met if registration under applicable state securities or “blue sky” laws is not able to be accomplished in a particular state and the cash required for such redemption is not available.
Sources and Uses of Funds
Mortgages
We have mortgage loan agreements with outstanding balances of $440.4 million as of December 31, 2024. Our mortgage loans mature on various dates from June 7, 2025 through January 11, 2030, with two mortgage loans with maturity dates in 2025, each including a 1-year extension option, one of which is at the Company’s discretion and we expect to exercise and one of which (the “Channel House Mortgage”) is subject to certain conditions being met.
The Company has been in discussions with the lender under the Channel House Mortgage, which is non-recourse and has no cross-collateral provisions and is secured by Channel House (a multifamily property in Oakland, California), to restructure the terms of the mortgage, as the Company does not expect the property will meet certain conditions that are required in order for the Company to exercise the option to extend the Channel House Mortgage beyond July 7, 2025. There can be no assurance that such restructuring will occur. If the Company and the lender under the Channel House Mortgage cannot agree on a modification of the mortgage and the Company fails to exercise its extension option, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, declare principal and interest under the mortgage loan to be immediately due and payable.
Revolving Credit Facilities
In December 2022, the Company refinanced its 2018 credit facility and replaced it with a new 2022 credit facility (the 2022 Credit Facility”), entered into with a bank syndicate, that included a $56.2 million term loan (the “2022 Credit Facility Term Loan”) as well as a revolver that originally allowed the Company to borrow up to $150.0 million (the “2022 Credit Facility Revolver”), both of which are collectively subject to a borrowing base calculation. At the time the 2022 Credit Facility was entered into, it was collateralized by six of the Company’s office properties, as well as the Company’s hotel property and adjacent parking garage (the “Hotel Properties”). The 2022 Credit Facility bears interest at (A) the base rate plus 1.50% or (B) SOFR plus 2.60%. As of December 31, 2024, the variable interest rate was 7.29%. The 2022 Credit Facility Revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The 2022 Credit Facility is guaranteed by the Company and the Company is subject to certain financial maintenance covenants. The 2022 Credit Facility originally had a maturity date in December 2025 and provided for two one-year extension options. In December 2024, using proceeds from the closing of a variable rate mortgage on the Hotel Properties and a fixed rate mortgage on three of the Company’s office properties (collectively, the “Refinancings”), the Company repaid $111.7 million on the 2022 Credit Facility Revolver and $42.6 million on the 2022 Credit Facility Term Loan. Following the completion of the Refinancings, the 2022 Credit Facility was secured by three of the Company’s office properties. The 2022 Credit Facility is not cross-collateralized by any other of the Company’s assets. In connection with the Refinancings, the Company recorded a loss on early extinguishment of debt of $1.4 million related to the write-off of deferred debt origination costs of $1.1 million associated with the 2022 Credit Facility Revolver and $275,000 associated with the 2022 Credit Facility Term Loan. As of February 25, 2025, December 31, 2024, and December 31, 2023, $15.0 million, $15.0 million, and $153.2 million, respectively, was outstanding under the 2022 Credit Facility and $0 and $0, and $53.0 million, respectively, was available for future borrowings.
For certain events of default under the 2022 Credit Facility, modifications of the 2022 Credit Facility relating to such events of default and steps undertaken by us to address such events of default, please see discussion under “Liquidity and Capital Resources - General” above.
Other Financing Activity
On March 9, 2023, our lending division completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $54.1 million of unguaranteed SBA 7(a) loan-backed notes (with net proceeds of approximately $43.3 million, after payment of fees and expenses in connection with the securitization and the funding of a reserve account and an escrow account). The SBA 7(a) loan-backed notes are collateralized by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable. The SBA 7(a) loan backed notes mature on March 20, 2048, with monthly payments due as payments on the collateralized loans are received. The

SBA 7(a) loan-backed notes bear interest at a per annum rate equal to the lesser of (i) 30-Day average compounded SOFR plus 2.90% and (ii) prime rate minus 0.35%. As of December 31, 2024, the variable interest rate was 7.40%. We reflect the SBA 7(a) loans receivable as assets on our consolidated balance sheet and the SBA 7(a) loan-backed notes as debt on our consolidated balance sheet.
We have junior subordinated notes with a variable interest rate that resets quarterly based on the three-month SOFR plus 3.51%, with quarterly interest‑only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at our option. The aggregate principal balance of the junior subordinated notes was $27.1 million as of December 31, 2024.
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
The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. At the time of issuance, the exercise price of each Series A Preferred Warrant was equal to a 15.0% premium to the per share estimated NAV of our Common Stock most recently published and designated as the applicable NAV by us at the time of issuance. However, in accordance with the terms of the Series A Preferred Warrants, the exercise price of each Series A Preferred Warrant issued prior to the reverse stock split in 2019 (the “Reverse Stock Split”) was automatically adjusted to reflect the effect of the Reverse Stock Split and, in the discretion of our Board of Directors, the exercise price and the number of shares issuable upon exercise of each Series A Preferred Warrant issued prior to the special dividend in 2019 was adjusted to reflect the effect of the Special Dividend. As of December 31, 2024, there were 118,911 Series A Preferred Warrants to purchase 29,728 shares of Common Stock outstanding.
From February 2020 through June 2022, we conducted a continuous public offering of our Series A Preferred Stock and Series D Preferred Stock. From June 2022 through September 2024, we conducted a public offering with respect to shares of our Series A1 Preferred Stock. We used the net proceeds from the offerings for general corporate purposes. We have suspended our offering of Series A1 Preferred Stock.
As of December 31, 2024, we had issued 12,040,878 shares of Series A1 Preferred Stock, 8,251,657 shares of Series A Preferred Stock and 56,857 shares of Series D Preferred Stock and received aggregate net proceeds of $459.1 million after commissions, fees and allocated costs.
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
From the date of issuance until the fifth anniversary of the date of issuance, holders of Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock may require us to redeem such shares at a discount to the Series A1 Preferred Stock, Series A Preferred Stated Value and Series D Preferred Stated Value, respectively. From and after the fifth anniversary of the date of original issuance of any share of our Preferred Stock, we generally (subject to certain conditions) have the right (but not the obligation) to redeem, and the holder of such share may require us to redeem, such share at a redemption price equal to 100% of the stated value of such share, plus any accrued but unpaid dividends in respect of such share as of the effective date of the redemption. The redemption price in respect of any share of Preferred Stock, whether redeemed at our option or at the option of a holder, may be paid in cash or in shares of Common Stock in our sole discretion.

Through December 31, 2024, we redeemed 4,694,975 shares of Series A Preferred Stock, 2,954,599 shares of Series A1 Preferred Stock, and 8,410 of Series D Preferred Stock. We currently plan to continue to satisfy some or all redemption requests submitted by holders of our shares of Preferred Stock in shares of Common Stock during 2025, when legally permitted.
We have in the past exercised our right to redeem shares of Preferred Stock at our option (subject to the terms of the Preferred
Stock set forth in the charter) and pay the redemption price in shares of Common Stock, and we may do so again in the future.
Of the 2,954,599 shares of Series A1 Preferred Stock that have been redeemed, the redemption of 183,081 shares of Series A1 Preferred Stock were paid in cash (all of which were redeemed at the option of the holders). In September 2024, the Company (at its option) redeemed 2,589,606 shares of Series A1 Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, from September through December 2024, 181,912 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively the “Series A1 In-Kind Redemptions”). The Series A1 In-Kind Redemptions resulted in the aggregate issuance of 4,817,486 shares of Common Stock.
Of the 4,694,975 shares of Series A Preferred Stock that have been redeemed, the redemption of 2,330,186 shares of Series A Preferred Stock were paid in cash (2,313,106 of which were redeemed at the option of the holders and 17,080 of which were redeemed at the option of the Company). In September 2024, the Company (at its option) redeemed 2,150,076 shares of Series A Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, from September through December 2024, 214,713 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively the “Series A In-Kind Redemptions”). The Series A In-Kind Redemptions resulted in the aggregate issuance of 4,379,099 shares of Common Stock.
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
Off Balance Sheet Arrangements
As of December 31, 2024, we did not have any off-balance sheet arrangements.
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
FINRA Estimated Per Share Value
We have prepared an estimate of the per share value of each of our Series A Preferred Stock, Series A1 Preferred Stock and Series D Preferred Stock as of December 31, 2024 in order to assist broker-dealers that are participating in our public offering of Series A1 Preferred Stock and broker-dealers that participated in our public offering of Series A Preferred Stock and Series D Preferred Stock in meeting their obligations under applicable FINRA rules. This estimate utilizes the fair values of our investments in real estate and certain lending assets as well as the carrying amounts of our other assets and liabilities, in each case as of December 31, 2024 (the “Calculated Assets and Liabilities”). Specifically, we divided (i) the fair values of our investments in real estate and certain lending assets and the carrying amounts of our other assets less the carrying amounts of our liabilities, in each case as of December 31, 2024, by (ii) the number of shares of Series A Preferred Stock, Series A1 Preferred Stock and Series D Preferred Stock outstanding as of that date. The fair values of our investments in real estate and certain lending assets were determined with material assistance from third-party appraisal firms engaged to value our investments in real estate and certain lending assets, in each case in accordance with standards set forth by the American Institute of Certified Public Accountants. We believe our methodology of determining the Calculated Assets and Liabilities conforms to standard industry practices and is reasonably designed to ensure it is reliable.
The terms of the Series A Preferred Stock, Series A1 Preferred Stock and Series D Preferred Stock expressly provide that the amount that a holder of Series A Preferred Stock, Series A1 Preferred Stock or Series D Preferred Stock, as the case may be, would be entitled to receive upon the redemption of the Series A Preferred Stock, Series A1 Preferred Stock or Series D Preferred Stock, as the case may be, or our liquidation would be equal to the Series A Preferred Stock Stated Value, Series A1 Preferred Stated Value or Series D Preferred Stock Stated Value, as the case may be, plus, in each case, all accumulated, accrued and unpaid dividends thereon (the “Maximum Value”), subject to any applicable redemption fee in the case of a redemption by such holder. As a result, in no event would a holder of Series A Preferred Stock, Series A1 Preferred Stock or Series D Preferred Stock, as the case may be, be entitled to receive an amount greater than the Maximum Value upon the redemption of such shares or our liquidation. Accordingly, although the estimated value of the Series A Preferred Stock, Series A1 Preferred Stock and Series D Preferred Stock, calculated based on the Calculated Assets and Liabilities as described above, exceeded the Maximum Value, we determined that the estimated value of each of the Series A Preferred Stock, the Series A1 Preferred Stock and Series D Preferred Stock, as of December 31, 2024, was equal to $25.00 per share, plus accrued and unpaid dividends.
Dividends
As of December 31, 2024, there were 12,240,878 and 9,286,279 shares of Series A1 Preferred Stock issued and outstanding, respectively, 8,820,338 and 4,125,363 shares of Series A Preferred Stock issued and outstanding, respectively, 56,857 and 48,447 shares of Series D Preferred Stock issued and outstanding, respectively, and 11,654,506 shares of Common Stock issued and outstanding. Additionally as of December 31, 2024, there were no shares of Series L Preferred Stock outstanding, all of which had been either repurchased during 2022 or reclassified to a liability on our consolidated balance sheet as of December 31, 2024 in connection with the Series L Redemption.
Holders of Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends as follows:

Annual Rate of Dividend (as a % of stated value)
Series A1 Preferred Stock (1)	6.00%
Series A Preferred Stock	5.50%
Series D Preferred Stock	5.65%
Series L Preferred Stock	5.50%

(1)The terms of the Series A1 Preferred Stock provide for cumulative cash dividends (if, as and when authorized by the Board of Directors) on each share of Series A1 Preferred Stock at a quarterly rate of the greater of (i) an annual rate of 6.00% of the Series A1 Stated Value, divided by four (4) and (ii) the Federal Funds (Effective) Rate on the dividend determination date, plus 2.50%, of the Series A1 Stated Value, divided by four (4), up to a maximum of 2.50% of the Series A1 Stated Value per quarter. The annual rate of dividend of the Series A1 Preferred Stock during the first quarter of 2025 is 7.83%.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. As of December 31, 2024 and 2023 (including our variable rate mortgages payable subject to interest rate cap agreements and excluding premiums, discounts, and deferred loan costs), $440.4 million (or 86.1%) and $250.7 million (or 52.7%) of our debt, respectively, was fixed rate borrowings. As of December 31, 2024 and 2023 (excluding our variable rate mortgages payable subject to interest rate cap agreements as well as premiums, discounts and deferred loan costs), $71.3 million (or 13.9%) and $224.7 million (or 47.3%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding as of December 31, 2024 and 2023, a 50 basis point change in SOFR would result in an annual impact to our earnings of approximately $356,000 and $1.1 million, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate.
As of December 31, 2024, we had two interest rate cap agreements outstanding with an aggregate notional amount of $171.3 million and an aggregate fair value of the net derivative assets of $107,000. As of December 31, 2024, an increase or decrease of 50 basis points in interest rates would not result in a significant change to the fair value of the derivative asset.
Item 8. Financial Statements and Supplementary Data
The information required by this Item is incorporated herein by reference to the Financial Statements and Auditors’ Report beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by us in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on their assessment, management determined that as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Creative Media & Community Trust Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Creative Media & Community Trust Corporation (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 7, 2025, expressed an unqualified opinion on those financial statements.

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
March 7, 2025

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
We have adopted an Insider Trading Policy governing the trading of our securities by the Company’s officers, directors, employees and certain employees of CIM Group, as well as the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and the Nasdaq listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, in effect at any time during the three months ended December 31, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item regarding our directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in an amendment to this Annual Report on Form 10-K or the Company’s Proxy Statement, which will be filed or delivered to our stockholders in connection with our 2025 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this Annual Report. Such information is incorporated herein by reference. Information relating to the registrant’s Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under “Item 1––Business—Available Information.”
Item 11. Executive Compensation
The information required by this Item will appear in an amendment to this Annual Report on Form 10-K or the Company’s Proxy Statement, which will be filed or delivered to our stockholders in connection with our 2025 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this Annual Report. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item regarding security ownership of certain beneficial owners and management will appear in an amendment to this Annual Report on Form 10-K or the Company’s Proxy Statement, which will be filed or delivered to our stockholders in connection with our 2025 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this Annual Report. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under our equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5—Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will appear in an amendment to this Annual Report on Form 10-K or the
Company’s Proxy Statement, which will be filed or delivered to our stockholders in connection with our 2025 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this Annual Report. Such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will appear in an amendment to this Annual Report on Form 10-K or the Company’s Proxy Statement, which will be filed or delivered to our stockholders in connection with our 2025 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this Annual Report. Such information is incorporated herein by reference.

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

3.6	Articles Supplementary, designating the Series A1 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2022).
3.7	Bylaws of Creative Media & Community Trust Corporation (incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2022).
*4.1	Description of Securities of Creative Media & Community Trust Corporation
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

10.16
Amendment No. 2, dated as of September 22, 2021, to Second Amended and Restated Dealer Manager Agreement, dated as of January 28, 2020, by and among CIM Commercial Trust Corporation, CIM Service Provider, LLC and CCO Capital, LLC (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on 8-K filed with the SEC on September 24, 2021)

10.17
Fee Waiver, dated January 5, 2022, by and among CIM Commercial Trust Corporation, CIM Service Provider, LLC, CIM Capital, LLC, CIM Capital Securities Management, LLC, CIM Capital Controlled Company Management, LLC, CIM Capital RE Debt Management, LLC, CIM Capital Real Property Management, LLC, CIM Urban Partners, L.P., PMC Funding Corp. and PMC Properties, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 10‑K filed with the SEC on March 16, 2022)

10.18
Equity Interest Purchase and Sale Agreement, dated as of January 31, 2023, by and between Jack London Square Development (Oakland) Holdings, LLC and Channel House (Oakland) Owner, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on February 3, 2023)

10.19
Equity Interest Purchase and Sale Agreement, dated as of January 31, 2023, by and between 466 Water Street (Oakland) Holdings, LLC, and Parcel D 466 Water Street (Oakland) Owner, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed with the SEC on February 3, 2023)

10.20
Equity Interest Purchase and Sale Agreement, dated as of January 31, 2023, by and between JLS F-3 (Oakland) Holdings, LLC, and Parcel F-3 (Oakland) Owner, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K filed with the SEC on February 3, 2023)

10.21
Equity Interest Purchase and Sale Agreement, dated as of January 31, 2023, by and between 1100 Clay Venture Holdings, LLC and CMCT 1100 Clay (Oakland) Owner, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on March 29, 2023)

10.22
Amended and Restated Limited Liability Company Operating Agreement of 4750 Co-Investor, LLC (incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-K filed with the SEC on March 31, 2023)

10.23
Amended and Restated Agreement of Limited Partnership of CIM Urban Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2024).

10.24
Exchange Agreement, dated as of March 28, 2024, by and among Creative Media & Community Trust Corporation, CMCT NAV REIT and CIM Urban Partners, L.P. (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K filed with the SEC on March 29, 2024).

10.25
Amendment to 2015 Equity Compensation Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement related to its 2023 annual meeting of stockholders, as filed with the SEC on June 21, 2023)

10.26
Modification Agreement, dated as of May 14, 2024, by and among certain wholly owned subsidiaries of Creative Media & Community Trust Corporation, each Lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024).

10.27
Fifth Amended and Restated Dealer Manager Agreement, dated as of June 20, 2024, by and among Creative Media & Community Trust Corporation, CIM Service Provider, LLC and CCO Capital, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2024).

10.28
Modification Agreement, dated as of August 7, 2024, by and among certain wholly owned subsidiaries of Creative Media & Community Trust Corporation, each Lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024).

10.29
Third Modification Agreement, dated as of October 24, 2024, by and among certain wholly owned subsidiaries of Creative Media & Community Trust Corporation, each Lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2024).

10.30
Loan Agreement, dated as of December 6, 2024, by and among certain subsidiary borrowers of Creative Media & Community Trust Corporation and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 10, 2024).

10.31
Guaranty of Non-Recourse Exceptions, dated as of December 6, 2024, by Creative Media & Community Trust Corporation for the benefit of Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 10, 2024).

10.32
Environmental Indemnity Agreement, dated as of December 6, 2024, by and among certain subsidiary borrowers of Creative Media & Community Trust Corporation and Creative Media & Community Trust Corporation for the benefit of Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.3 of the Registrant’s

10.33
Completion Guaranty, dated as of December 6, 2024, by Creative Media & Community Trust Corporation for the benefit of Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 10, 2024).

10.34
Guaranty of Payment, dated as of December 6, 2024, by Creative Media & Community Trust Corporation for the benefit of Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 10, 2024).

10.35
Loan Agreement, dated as of December 27, 2024, by and among certain subsidiary borrowers of Creative Media & Community Trust Corporation and Wells Fargo Bank, National Association, Bank of America, N.A. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on January 2, 2025).

10.36
Guaranty of Recourse Obligations, dated as of December 27, 2024, by and between Creative Media & Community Trust Corporation and CIM Group Investments, LLC for the benefit of Wells Fargo Bank, National Association, Bank of America, N.A. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on January 2, 2025).

10.37
Environmental Indemnity Agreement, dated as of December 27, 2024, by certain subsidiary borrowers of Creative Media & Community Trust Corporation and Creative Media & Community Trust Corporation for the benefit of Wells Fargo Bank, National Association, Bank of America, N.A. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the SEC on January 2, 2025).

10.38
Fourth Modification Agreement, dated as of January 31, 2024, by and among certain wholly owned subsidiaries of Creative Media & Community Trust Corporation, each Lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 12, 2025).

*19.1	Insider Trading Policy, dated December 17, 2024.
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Deloitte & Touche, LLP.
*24.1	Powers of Attorney (included on signature page).
*31.1	Section 302 Officer Certification-Chief Executive Officer.
*31.2	Section 302 Officer Certification-Chief Financial Officer.
*32.1	Section 906 Officer Certification-Chief Executive Officer.
*32.2	Section 906 Officer Certification-Chief Financial Officer.
97.1	Creative Media & Community Trust Corporation Clawback Policy dated October 31, 2023 (incorporated by reference to Exhibit 97.1 to the Registrant's Form 10-K filed with the SEC on March 29, 2024).

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

Creative Media & Community Trust Corporation

Dated:	March 7, 2025	By:	/s/ DAVID THOMPSON
David Thompson
Chief Executive Officer

Dated:	March 7, 2025	By:	/s/ BARRY N. BERLIN
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

Signature	Title	Date

/s/ David Thompson	Chief Executive Officer (Principal Executive	March 7, 2025
David Thompson	Officer)

/s/ Barry N. Berlin	Chief Financial Officer (Principal Financial	March 7, 2025
Barry N. Berlin	Officer and Principal Accounting Officer)

/s/ Douglas Bech	Director	March 7, 2025
Douglas Bech

/s/ John Hope Bryant	Director	March 7, 2025
John Hope Bryant

/s/ Marcie L. Edwards	Director	March 7, 2025
Marcie L. Edwards

/s/ Shaul Kuba	Director	March 7, 2025
Shaul Kuba

/s/ Richard Ressler	Director	March 7, 2025
Richard Ressler

/s/ Avraham Shemesh	Director	March 7, 2025
Avraham Shemesh

/s/ Elaine Wong	Director	March 7, 2025
Elaine Wong

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Creative Media & Community Trust Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Creative Media & Community Trust Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2025 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Investments in Real Estate – Evaluation of Impairment and Undiscounted Cash Flows – Refer to Note 2 to the consolidated financial statements

Critical Audit Matter Description

The Company’s evaluation of investments in real estate for impairment involves an initial assessment of each real estate asset to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of each investment in real estate is no longer recoverable. When events or changes in circumstances exist, the Company evaluates its investments in real estate for impairment by comparing undiscounted future cash flows expected to be generated over the life of each asset to the respective carrying amount. If the carrying amount of an asset exceeds the undiscounted future cash flows, an analysis is performed to determine the fair value of the asset.

For those investments in real estate where indications of impairment have been identified, the Company makes significant estimates and assumptions to determine whether the undiscounted future cash flows expected to be generated over the life of the asset exceed the carrying amount of the investment in real estate. Management concluded that the carrying value of the assets were recoverable and therefore it was not required to perform an analysis of the fair value of the assets. Estimates and assumptions used for the undiscounted future cash flows of the properties include rental rates, lease-up period, growth rates, estimated holding periods, capital expenditures and terminal capitalization rates.

We identified the process for evaluating real estate impairment and certain assumptions used for the undiscounted future cash flows of the properties as a critical audit matter because of (1) the significant assumptions management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of investments in real estate assets may not be recoverable and (2) for those investments in real estate where indications of impairment have been identified, the significant estimates and assumptions management makes to evaluate whether the undiscounted future cash flows expected to be generated over the life of the asset exceed the carrying amount of the property, including those related to rental rates, lease-up period, growth rates, estimated holding period, capital expenditures and terminal capitalization rates. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate (1) whether management appropriately identified impairment indicators and (2) the reasonableness of management’s assumptions related to rental rates, lease-up period, growth rates, estimated holding period, capital expenditures and terminal capitalization rates for the undiscounted future cash flows analysis.

How the Critical Audit Matter Was Addressed in the Audit

•We tested the effectiveness of controls over (1) management’s identification of possible circumstances that may indicate that the carrying amounts of investments in real estate are no longer recoverable and (2) the undiscounted cash flows, including review of significant inputs.

•We evaluated the accuracy, relevance, and completeness of changes in circumstances that could indicate the carrying amounts of real estate assets may not be recoverable.

•We performed corroborating inquiries with management, including property accounting, leasing and portfolio oversight to determine whether factors were identified in the current period that may be an impairment indicator, and corroborated these inquiries through review of third-party market reports and inspection of meeting minutes of the Board of Directors. In addition, we evaluated whether factors were identified in the current period that may result in a change to assumptions used in the undiscounted cash flow models.

•We selected certain office and multifamily properties to evaluate whether the assumptions used in the Company’s undiscounted model relating to rental rates, lease-up period, growth rates, estimated holding period, capital expenditures and terminal capitalization rates were consistent with evidence obtained in other areas of the audit, including actual historical results and external market information.

•With the assistance of our fair value specialists, we evaluated the inputs included in the undiscounted cash flow analysis for our selected office and multifamily properties, including estimated rental rates, lease-up periods, growth rates, holding period, capital expenditures and terminal capitalization rates by (1) evaluating the source of information and assumptions used by management (2) comparing the inputs included in the undiscounted cash flow analysis to market data and (3) testing the mathematical accuracy of the undiscounted cash flow analysis.

/s/ Deloitte & Touche LLP

Tempe, Arizona
March 7, 2025

We have served as the Company’s auditor since 2020.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2024	2023
ASSETS
Investments in real estate, net	$709,194	$704,762
Investments in unconsolidated entities	33,677	33,505
Cash and cash equivalents	20,262	19,290
Restricted cash	32,606	24,938
Loans receivable, net (Note 5)	56,210	57,005
Accounts receivable, net	4,345	5,347
Deferred rent receivable and charges, net	19,896	28,222
Other intangible assets, net	3,568	3,948
Other assets	9,797	14,183
TOTAL ASSETS	$889,555	$891,200
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$505,732	$471,561
Accounts payable and accrued expenses	32,204	26,426
Due to related parties	14,068	3,463
Other liabilities	10,488	12,981
Total liabilities	562,492	514,431
COMMITMENTS AND CONTINGENCIES (Note 15)
REDEEMABLE PREFERRED STOCK: Series A1 cumulative redeemable preferred stock, $0.001 par value; 25,045,401 and 27,904,974 shares authorized as of December 31, 2024 and December 31, 2023, respectively; 913,630 and 913,590 shares issued and outstanding as of December 31, 2024, respectively and no shares issued and outstanding as of December 31, 2023; liquidation preference of $25.00 per share, subject to adjustment	20,799	—
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 31,305,025 and 34,611,501 shares authorized as of December 31, 2024 and December 31, 2023, respectively; 8,820,338 and 4,125,363 shares issued and outstanding, respectively, as of December 31, 2024 and 8,820,338 and 7,431,839 shares issued and outstanding, respectively, as of December 31, 2023; liquidation preference of $25.00 per share, subject to adjustment	103,326	185,704
Series A1 cumulative redeemable preferred stock, $0.001 par value; 25,045,401 and 27,904,974 shares authorized as of December 31, 2024 and December 31, 2023, respectively; 11,327,248 and 8,372,689 shares issued and outstanding, respectively, as of December 31, 2024 and 10,473,369 and 10,378,343 shares issued and outstanding, respectively, as of December 31, 2023; liquidation preference of $25.00 per share, subject to adjustment	207,387	256,935
Series D cumulative redeemable preferred stock, $0.001 par value; 26,991,590 and 26,991,590 shares authorized as of December 31, 2024 and December 31, 2023, respectively; 56,857 and 48,447 shares issued and outstanding, respectively, as of December 31, 2024 and 56,857 and 48,447 shares issued and outstanding, respectively, as of December 31, 2023; liquidation preference of $25.00 per share, subject to adjustment	1,190	1,190
Common stock, $0.001 par value; 900,000,000 shares authorized; 11,654,506 shares issued and outstanding as of December 31, 2024 and 2,278,674 shares issued and outstanding as of December 31, 2023	119	23
Additional paid-in capital	994,973	852,476
Distributions in excess of earnings	(1,002,479)	(921,925)
Total stockholders’ equity	304,516	374,403
Noncontrolling interests	1,748	2,366
Total equity	306,264	376,769
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$889,555	$891,200
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
REVENUES:
Rental and other property income	$72,266	$66,002
Hotel income	37,679	39,063
Interest and other income	14,567	14,193
Total Revenues	124,512	119,258
EXPENSES:
Rental and other property operating	67,962	62,493
Asset management and other fees to related parties	1,797	2,627
Expense reimbursements to related parties—corporate	2,281	2,342
Expense reimbursements to related parties—lending segment	2,571	2,579
Interest	36,872	35,098
General and administrative	7,004	8,119
Transaction-related costs	1,382	4,421
Depreciation and amortization	27,373	52,484
Loss on early extinguishment of debt (Note 7)	1,416	—
Total Expenses	148,658	170,163
Loss from unconsolidated entities	(806)	(427)
Gain on sale of real estate (Note 3)	—	1,104
LOSS BEFORE PROVISION FOR INCOME TAXES	(24,952)	(50,228)
Provision for income taxes	798	1,228
NET LOSS	(25,750)	(51,456)
Net loss attributable to noncontrolling interests	575	2,971
NET LOSS ATTRIBUTABLE TO THE COMPANY	(25,175)	(48,485)
Redeemable preferred stock dividends declared or accumulated (Note 11)	(29,686)	(25,731)
Redeemable preferred stock deemed dividends (Note 11)	(755)	—
Redeemable preferred stock redemptions (Note 11)	(17,727)	(1,511)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(73,343)	$(75,727)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$(17.21)	$(31.02)
Diluted	$(17.21)	$(31.02)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,261	2,441
Diluted	4,261	2,441

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts)

	Years Ended December 31, 2024 and 2023
	Common Stock		Preferred Stock
					Additional	Distributions	Total	Non-
		Par		Par	Paid - in	in Excess	Stockholders’	controlling	Total
	Shares	Value	Shares	Value	Capital	of Earnings	Equity	Interests	Equity
Balances, December 31, 2022	2,273,785	$23	13,570,353	$337,762	$861,721	$(837,846)	$361,660	$373	$362,033
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	(619)	(619)	—	(619)
Contributions to noncontrolling interests	—	—	—	—	—	—	—	5,002	5,002
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(38)	(38)
Stock-based compensation expense	4,888	—	—	—	183	—	183	—	183
Common dividends ($3.400 per share)	—	—	—	—	—	(7,740)	(7,740)	—	(7,740)
Issuance of A1 Preferred Stock	—	—	4,507,292	111,520	(9,791)	—	101,729	—	101,729
Redemptions of Series A1 Preferred Stock	—	—	(85,096)	(2,099)	173	(99)	(2,025)	—	(2,025)
Dividends to holders of A1 Preferred Stock ($1.801 per share)	—	—	—	—	—	(14,825)	(14,825)	—	(14,825)
Redemptions of Series D Preferred Stock	—	—	(410)	(10)	—	—	(10)	—	(10)
Dividends to holders of Series D Preferred Stock ($1.413 per share)	—	—	—	—	—	(69)	(69)	—	(69)
Reclassification of Series A Preferred stock to permanent equity	—	—	690,171	17,161	(1,545)	—	15,616	—	15,616
Redemption of Series A Preferred Stock	—	—	(823,681)	(20,505)	1,735	(1,412)	(20,182)	—	(20,182)
Dividends to holders of Series A Preferred Stock ($1.375 per share)	—	—	—	—	—	(10,830)	(10,830)	—	(10,830)
Net loss	—	—	—	—	—	(48,485)	(48,485)	(2,971)	(51,456)
Balances, Balances, December 31, 2023	2,278,673	$23	17,858,629	$443,829	$852,476	$(921,925)	$374,403	$2,366	$376,769

(Continued)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Continued)
(In thousands, except share and per share amounts)

	Years Ended December 31, 2024 and 2023
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2023	2,278,673	$23	17,858,629	$443,829	$852,476	$(921,925)	$374,403	$2,366	$376,769
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(43)	(43)
Stock-based compensation expense	10,784	—	—	—	220	—	220	—	220
Common dividends ($1.70 per share)	—	—	—	—	—	(3,874)	(3,874)	—	(3,874)
Common dividends - stock dividend	168,464	3	—	—	3,336	(3,339)	—		—
Issuance of A1 Preferred Stock	—	—	853,879	21,246	(2,180)	—	19,066	—	19,066
Redemption of Series A1 Preferred Stock paid in cash	—	—	(88,015)	(2,177)	191	(57)	(2,043)	—	(2,043)
Redemption of Series A1 Preferred Stock paid in Common Stock	4,817,486	48	(2,771,518)	(68,617)	74,793	(8,372)	(2,148)	—	(2,148)
Dividends to holders of A1 Preferred Stock ($1.958 per share)	—	—	—	—	—	(21,059)	(21,059)	—	(21,059)
Dividends to holders of Series D Preferred Stock ($1.413 per share)	—	—	—	—	—	(68)	(68)	—	(68)
Redeemable preferred stock accretion	—	—	—	—	—	(755)	(755)	—	(755)
Redemption of Series A Preferred Stock paid in cash	—	—	(941,687)	(23,501)	2,015	(1,793)	(23,279)	—	(23,279)
Redemption of Series A Preferred Stock paid in Common Stock	4,379,099	45	(2,364,789)	(58,877)	64,122	(7,503)	(2,213)	—	(2,213)
Dividends to holders of Series A Preferred Stock ($1.375 per share)	—	—	—	—	—	(8,559)	(8,559)	—	(8,559)
Net loss	—	—	—	—	—	(25,175)	(25,175)	(575)	(25,750)
Balances, December 31, 2024	11,654,506	$119	12,546,499	$311,903	$994,973	$(1,002,479)	$304,516	$1,748	$306,264

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,750)	$(51,456)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	27,732	52,669
Gain on interest rate caps	(463)	(539)
Gain on sale of real estate	—	(1,104)
Loss on early extinguishment of debt	1,416	—
Amortization of deferred debt origination costs	2,134	2,286
Amortization of premiums and discounts on debt	24	(59)
Unrealized premium adjustment	1,019	1,215
Amortization of deferred costs and accretion of fees on loans receivable, net	(249)	(404)
Write-offs of uncollectible receivables	1,263	299
Write-offs of other deferred costs	491	—
Deferred income taxes	(36)	42
Stock-based compensation	220	183
Loss from unconsolidated entities	806	427
Return on investment from unconsolidated entities	—	1,328
Loans funded, held for sale to secondary market	(30,191)	(33,654)
Proceeds from sale of guaranteed loans	28,760	33,672
Principal collected on loans subject to secured borrowings	1,646	2,972
Commitment fees remitted and other operating activity	(806)	(742)
Changes in operating assets and liabilities:
Accounts receivable	91	(1,991)
Other assets	4,670	2,062
Accounts payable and accrued expenses	(2,023)	10,407
Deferred leasing costs	(1,840)	(1,049)
Other liabilities	(2,493)	(4,875)
Due to related parties	10,605	308
Net cash provided by operating activities	17,026	11,997
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,262)	(13,326)
Acquisition of real estate	—	(96,731)
Proceeds from sale of real estate, net	1,096	33,304
Investment in unconsolidated entity	(2,263)	(14,279)
Return of investment from unconsolidated entity	1,285	—
Loans funded	(10,064)	(11,534)
Principal collected on loans	10,838	13,871
Other investing activity	82	—
Net cash used in investing activities	(22,288)	(88,695)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of revolving credit facilities, mortgages payable, term notes and principal on SBA 7(a) loan-backed notes	(171,767)	(278,347)
Proceeds from revolving credit facilities, term notes and mortgages	209,746	334,882
Proceeds from SBA 7(a) loan-backed notes	—	54,141
Payment of principal on secured borrowings	(1,646)	(2,972)
Payment of deferred preferred stock offering costs	(1,586)	(859)
Payment of deferred costs	(4,489)	(3,211)
Payment of common dividends	(5,811)	(7,732)
Net proceeds from issuance of Preferred Stock	40,445	103,228
Payment of preferred stock dividends	(25,574)	(29,500)

(Continued)
CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2024	2023
Redemption of Preferred Stock	(25,373)	(106,146)
Noncontrolling interests’ distributions	(43)	(38)
Net cash provided by financing activities	13,902	63,446
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	8,640	(13,252)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	44,228	57,480
End of period	$52,868	$44,228
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$20,262	$19,290
Restricted cash	32,606	24,938
Total cash and cash equivalents and restricted cash	$52,868	$44,228
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$34,874	$31,079
Federal income taxes paid	$845	$1,560
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures, tenant improvements and real estate developments	$7,569	$1,502
Proceeds from the sale of real estate committed but not yet received	$—	$1,096
Other amounts due from Unconsolidated Joint Venture partners included in other assets	$396	$1,445
Non-cash contributions to Unconsolidated Joint Venture	$—	$8,600
Accrued deferred debt origination costs	$425	$—
Accrued preferred stock offering costs	$—	$125
Accrual of dividends payable to preferred stockholders	$5,976	$2,508
Accrual of dividends payable to common stockholders	$—	$1,937
Preferred stock offering costs offset against redeemable preferred stock	$1,420	$1,655
Reclassification of Series A Preferred Stock from temporary equity to permanent equity	$—	$15,616
Mortgage notes assumed in connection with our acquisition of real estate	$—	$181,318
Write-off of preferred stock deferred offering costs	$4,966	$—
Redeemable preferred stock deemed dividends	$755	$—
Accrued Redeemable Preferred Stock fees	$186	$282
Acquisition of noncontrolling interests	$—	$5,002
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023

1. ORGANIZATION AND OPERATIONS
Creative Media & Community Trust Corporation (the “Company”) is a Maryland corporation and real estate investment trust (“REIT”). The Company primarily acquires, develops, owns and operates both premier multifamily properties situated in vibrant communities throughout the United States and Class A and creative office real assets in markets with similar business and employment characteristics to its multifamily investments. The Company also owns one hotel in northern California and a lending platform that originates loans under the Small Business Administration (“SBA”) 7(a) loan program. The Company seeks to apply the expertise of CIM Group Management, LLC (“CIM Group”) and its affiliates to the acquisition, development and operation of premier multifamily properties and creative office assets that cater to rapidly growing industries such as technology, media and entertainment in vibrant and emerging communities throughout the United States.
The Company’s common stock, $0.001 par value per share (“Common Stock”), is currently traded on the Nasdaq Global Market (“Nasdaq”) under the ticker symbol “CMCT”, and on the Tel Aviv Stock Exchange (the “TASE”) under the ticker symbol “CMCT.”
On January 6, 2025, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) on its Common Stock. Unless otherwise specified, all Common Stock and per share of Common Stock amounts set forth in this Annual Report on Form 10-K have been adjusted to give retroactive effect to the Reverse Stock Split.
Any references to building square footage or number of multifamily units set forth in this Annual Report on Form 10-K are unaudited.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).
Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In determining whether the Company has controlling interests in an entity and the requirement to consolidate the accounts in that entity, the Company analyzes its investments in real estate in accordance with standards set forth in GAAP to determine whether they are variable interest entities (“VIEs”), and if so, whether the Company is the primary beneficiary. The Company’s judgment with respect to its level of influence or control over an entity and whether the Company is the primary beneficiary of a VIE involves consideration of various factors, including the form of the Company’s ownership interest, the Company’s voting interest, the size of the Company’s investment (including loans), and the Company’s ability to participate in major policy-making decisions. The Company’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in real estate on the Company’s consolidated financial statements. As of December 31, 2024, the Company has determined that the trust formed for the benefit of the note holders (the “Trust”) for the securitization of the unguaranteed portion of certain of the Company’s SBA 7(a) loans receivable is considered a VIE. Applying the consolidation requirements for VIEs, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. In addition, as of December 31, 2024, the Company has determined that its Unconsolidated Joint Ventures (as defined below) are considered VIEs. Applying the consolidation requirements for VIEs, the Company determined that it is not the primary beneficiary based on its lack of power to direct activities and its obligations to absorb losses and right to receive benefits. Therefore, the Unconsolidated Joint Ventures do not qualify for consolidation. The Company accounts for its investments in Unconsolidated Joint Ventures as equity method investments.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
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
Recoverability of Investments in Real Estate—The Company periodically monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Investments in real estate are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on whether an impairment is recognized and, if so, the estimated fair value which impacts the amount of impairment charge, if any. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the asset. The Company did not recognize any impairment of long-lived assets during the years ended December 31, 2024 and 2023 (Note 3).
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
Restricted Cash—The Company’s mortgage loan and hotel management agreements provide for depositing cash into restricted accounts reserved for capital expenditures, free rent, tenant improvement and leasing commission obligations. Restricted cash also includes cash required to be segregated in connection with certain of the Company’s loans receivable and with its SBA 7(a) loan-backed notes. In addition, for one of the Company’s mortgage loans, rent from the Company’s tenants at the applicable property is deposited directly into a lender reserve account, from which the monthly debt service payments are disbursed to the lender and the excess funds are then disbursed to the Company.
Loans Receivable—The Company’s loans receivable are carried at their unamortized principal balance less unamortized acquisition discounts and premiums, retained loan discounts and reserves for expected credit losses. Acquisition discounts or premiums, origination fees and retained loan discounts are amortized as a component of interest and other income using the effective interest method over the expected life of the respective loans. All loans were originated pursuant to programs sponsored by the Small Business Administration (the “SBA”) under the SBA 7(a) Small Business Loan Program (the “SBA 7(a) Program”).
Pursuant to the SBA 7(a) Program, the Company sells the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by the Company is recorded at fair value and a discount is recorded as a reduction in basis of the retained portion of the loan. Unamortized retained loan discounts were $7.9 million and $8.4 million as of December 31, 2024 and 2023, respectively.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
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
The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost. The Company recorded a cumulative-effective adjustment to the opening distributions in excess of earnings in its consolidated statement of equity as of January 1, 2023 of $619,000. This represents a total CECL reserve transition adjustment of approximately $783,000, net of a $164,000 deferred tax asset. As of December 31, 2024 and December 31, 2023, the Company had a total CECL of $2.0 million and $1.7 million, respectively.
The Company estimates CECL for its loans primarily using its historical experience with loan write-offs, historical charge-offs from third-party firms, and the weighted average remaining maturity method, which has been identified as an acceptable method for estimating CECL reserves in the Financial Accounting Standards Board (“FASB”) Staff Q&A Topic 326, No. 1. This method requires the Company to reference historical loan loss data across a comparable dataset and apply such loss rate to each loan investment over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. The Company considers loans that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. For loans that the Company determines that foreclosure of the collateral is probable, the Company measures the expected losses based on the difference between the fair value of the collateral less costs to sell and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans with respect to which the Company determines foreclosure is not probable, the Company applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. The Company may use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral and availability of relevant historical market loan loss data.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)

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
The Company discontinued its issuance of Series A Preferred Stock and Series D Preferred stock in June 2022. In September 2024, the Company, at its option, redeemed 2,589,606 and 2,150,076 shares of its Series A1 Preferred Stock and Series A Preferred Stock, respectively, in shares of Common Stock and suspended its offering of Series A1 Preferred Stock. Following the suspension of its Series A1 Preferred Stock’s offering, the Company no longer deemed it probable that future proceeds would be raised from the sale of these securities and, as a result, the Company recognized $5.1 million of redeemable preferred stock redemptions in its consolidated statement of operations for the year ended December 31, 2024 related to amounts that had been recorded as deferred offering costs.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
As of December 31, 2024 and 2023, deferred rent receivable and charges, net consist of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Deferred rent receivable	$12,931	$14,757
Deferred leasing costs, net of accumulated amortization of $11,870 and $10,483, respectively	6,351	6,613
Deferred offering costs	—	4,925
Deferred financing costs, net of accumulated amortization of $2,654 and $764, respectively	614	1,436
Other deferred costs	—	491
Deferred rent receivable and charges, net	$19,896	$28,222
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
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
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases when collectability is probable and the tenant has taken possession or controls the physical use of the leased asset. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as an incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. As of December 31, 2024 and 2023, lease incentives of $3.9 million and $3.9 million, respectively, are presented net of accumulated amortization of $3.6 million and $3.3 million as of December 31, 2024 and 2023, respectively.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
For the years ended December 31, 2024 and 2023, the Company recognized rental income as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Rental and other property income
Fixed lease payments (1)	$62,322	$55,520
Variable lease payments (2)	9,944	10,482
Rental and other property income	$72,266	$66,002

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
Collectability of Future Lease Payments
The Company periodically reviews whether collection of future lease payments, including any straight-line rent, and current and future operating expense reimbursements from tenants is probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of future lease payments is not probable, the Company will record a reduction to rental and other property income and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of future lease payments is based on the best information available at the time of estimate. The Company does not use a general reserve approach. As of December 31, 2024 and 2023, the Company had identified certain tenants where collection was no longer considered probable and decreased outstanding receivables by $640,000 and $868,000, respectively, across all operating leases.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
At inception of a contract with a customer for hotel goods and services, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate.
The Company presents hotel revenues net of sales, occupancy, and other taxes.
Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 18:

	Year Ended December 31,
	2024	2023
	(in thousands)
Hotel properties
Hotel income	$37,679	$39,063
Rental and other property income	1,344	1,676
Interest and other income	384	357
Hotel revenues	$39,407	$41,096
Tenant recoveries outside of the lease agreements
Tenant recoveries outside of the lease agreements are related to construction projects in which the Company’s tenants have agreed to fully reimburse the Company for all costs related to construction. These services include architectural, permit expediter and construction services. At inception of the contract with the customer, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate. While these individual services are distinct, in the context of the arrangement with the customer, all of these services are bundled together and represent a single package of construction services requested by the customer. The Company satisfies its performance obligation and recognizes revenues associated with these services over time as the construction is completed. No such amounts were recognized for tenant recoveries outside of the lease agreements for the years ended December 31, 2024 and 2023. As of December 31, 2024, there were no remaining performance obligations associated with tenant recoveries outside of the lease agreements.
Premiums and Discounts on Debt— Premiums and discounts on debt are amortized or accreted to interest expense using the effective interest method or on a straight-line basis over the respective term of the debt, which approximates the effective interest method.
Stock-Based Compensation Plans—The Company has issued and continues to issue restricted shares under stock-based compensation plans described more fully in Note 9. The Company uses fair value recognition provisions to account for all awards granted, modified or settled.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
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
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company has interest rate caps that are used to manage exposure to interest rate movements but do not meet the requirements to be designated as hedging instruments. The change in fair value of the derivative instruments that are not designated as hedges is recorded directly to earnings as interest expense on the accompanying consolidated statements of operations. See Note 8 for further disclosures about the Company’s derivative financial instruments and hedging activities.
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
The Company has wholly owned taxable REIT subsidiaries (“TRS’s”) which are subject to federal income taxes. The income generated from the taxable REIT subsidiaries is taxed at normal corporate rates. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
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
Segment Information—Segment information is prepared on the same basis that the Company’s management reviews information for operational decision-making purposes. The Company’s reportable segments for the years ended December 31, 2024 and 2023 consist of three types of commercial real estate properties, namely office, hotel and multifamily, as well as a segment for the Company’s lending business. The products for the Company’s office segment primarily include rental of office space and other tenant services, including tenant reimbursements, parking, and storage space rental. The products for the Company’s multifamily segment primarily include revenues generated from residential and other lease income. The products for the Company’s hotel segment include revenues generated from the operations of hotel properties and rental income generated from a garage located directly across the street from the hotel. The income from the Company’s lending segment includes premium income recognized from the sale of the government guaranteed portion of loans receivable, income from the yield on its loans receivable and other related fee income earned on its loans receivable.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The adoption of ASU No. 2023-07 has not impacted the Company’s financial statements but has resulted in incremental disclosures, which are included within Note 18 — Segment Reporting.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 is effective on either a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating whether the adoption of ASU 2024-03 will have a material impact on its consolidated financial statements and disclosures.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
3. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following:

	December 31,
	2024	2023
	(in thousands)
Land	$175,682	$175,715
Land improvements	5,863	5,862
Buildings and improvements	636,525	633,299
Furniture, fixtures, and equipment	12,844	11,627
Tenant improvements	26,942	26,460
Work in progress	36,929	15,915
Investments in real estate	894,785	868,878
Accumulated depreciation	(185,591)	(164,116)
Net investments in real estate	$709,194	$704,762
For the years ended December 31, 2024 and 2023, the Company recorded depreciation expense of $24.9 million and $22.4 million, respectively.
2024 Transactions—There were no acquisitions or dispositions during the year ended December 31, 2024.
2023 Transactions—During the year ended December 31, 2023, the Company acquired an interest in the following properties from subsidiaries indirectly wholly owned by a fund that is managed by affiliates of CIM Group. The acquisitions were accounted for as asset acquisitions.

	Asset	Date of		Interest	Purchase
Property	Type	Acquisition	Units	Acquired (1)	Price
					(in thousands)
Channel House	Multifamily (2)	January 31, 2023	333	89.4%	$134,615
F3 Land Site	Multifamily (2)	January 31, 2023	N/A	89.4%	$250
466 Water Street Land Site	Multifamily (2)	January 31, 2023	N/A	89.4%	$2,500
1150 Clay	Multifamily (3)	March 28, 2023	288	98.1%	$145,500

(1)As of December 31, 2024, the Company’s ownership interests in Channel House, F3 Land Site, and 466 Water Street Land Site had changed to 94.0%, 93.4%, and 91.0%, respectively, as result of additional contributions made to the entities by the Company subsequent to the applicable initial acquisition.
(2)Transaction costs that were capitalized as a component of the assets acquired and liabilities assumed in connection with the acquisition of these properties totaled $37,000, which are not included in the purchase prices above. The building at Channel House also includes approximately 1,864 square feet of retail space. The F3 Land Site is currently being utilized as a surface parking lot and being evaluated for future development options including hotel development, but there were no formal plans in place to begin development as of December 31, 2024.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
The Company sold an interest in the following property during the year ended December 31, 2023.

	Asset	Date of	Interest	Sales	Gain on
Property	Type	Sale	Sold	Price	Sale
				(in thousands)
4750 Wilshire Boulevard (1)	Multifamily / Office	February 17, 2023	80.0%	$34,400	$1,104

(1)The Company sold 80% of its interest in 4750 Wilshire Boulevard (excluding a vacant land parcel which was not included in the sale) to co-investors with whom the Company formed the 4750 Wilshire JV (defined in Note 4). At the acquisition date, the Company received net proceeds of $16.7 million and recorded a receivable of $17.6 million, all of which has been collected as of December 31, 2024. Additionally, as of December 31, 2024, the Company has a receivable of $396,000 due from the 4750 Wilshire JV included in other assets on the Company’s consolidated balance sheet related to development costs incurred by the Company at 4750 Wilshire Boulevard prior to the sale of 80% of its interest in the property to the 4750 Wilshire JV. The Company owns a 20% interest in the 4750 Wilshire JV and accounts for its investment as an equity method investment.
The results of operations of the properties the Company acquired have been included in the consolidated statements of operations from the date of acquisition. The following table summarizes the purchase price allocation of the aforementioned acquisitions during the years ended December 31, 2023.

Year Ended December 31,
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
4. INVESTMENT IN UNCONSOLIDATED ENTITIES
The following table details the Company’s equity method investments in the Unconsolidated Joint Venture. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (dollars in thousands):

				Ownership Interest	Carrying Value
Joint Venture	Asset Type	Location	Date of Acquisition	December 31, 2024	December 31, 2024	December 31, 2023
1910 Sunset Boulevard (1)	Office / Multifamily (Development)	Los Angeles, CA	February 11, 2022	44.2%	$12,898	$12,040
4750 Wilshire Boulevard (2)	Multifamily / Office	Los Angeles, CA	February 17, 2023	20.0%	8,622	9,119
1902 Park Avenue (3)	Multifamily	Los Angeles, CA	February 28, 2023	25.5%	5,730	7,082
1015 N Mansfield Avenue (4)	Office (Development)	Los Angeles, CA	October 10, 2023	28.8%	6,427	5,264
Total investments in unconsolidated entities					$33,677	$33,505
______________________
(1)1910 Sunset Boulevard is an office building with 104,764 square feet of office space and 2,760 square feet of retail space. The 1910 Sunset JV (defined below). The 1910 Sunset JV has begun the 1915 Park Project (defined below) to build 36 multifamily units on the 1915 Park Avenue land parcel adjacent to the office building.
(2)4750 Wilshire Boulevard is a three-story office building with 30,335 square feet of office space located on the first floor. The remainder of the building was substantially converted into 68 for-lease multifamily units in September 2024.
(3)1902 Park Avenue is a 75-unit four-story multifamily building.
(4)1015 N Mansfield Avenue is an office building with a 44,141 square foot site area and a parking garage. The site is being evaluated for different development options, including creative office or other commercial space. As of December 31, 2024, this property was in pre-development phase and the Company has not finalized the formal development plan for the property.
1910 Sunset Boulevard— In February 2022, the Company invested in an Unconsolidated Joint Venture (the “1910 Sunset JV”) with a CIM-managed separate account (the “1910 Sunset JV Partner”) to purchase an office property located at 1910 Sunset Boulevard in Los Angeles, California along with an adjacent vacant land parcel located at 1915 Park Avenue, for a gross purchase price of approximately $51.0 million, of which the Company initially contributed approximately $22.4 million and the 1910 Sunset JV Partner initially contributed the remaining balance. In September 2022, the 1910 Sunset JV obtained financing through a mortgage loan of $23.9 million secured by the office property (the “1910 Sunset Mortgage Loan”). The Company provided a limited guarantee to the lender under the 1910 Sunset Mortgage Loan.
The 1910 Sunset JV has begun construction to build 36 multifamily units on the 1915 Park Avenue land parcel adjacent to the office building (the “1915 Park Project”). The 1915 Park Project is expected to be completed by the third quarter of 2025. The 1910 Sunset JV plans to finance the project through a combination of cash from operations at its office property, additional equity contributions from existing investors, and proceeds from a mortgage loan from a third-party lender (which has a balance of $658,000 as of December 31, 2024 and total borrowing availability of $9.4 million, subject to additional equity contribution requirements). As of December 31, 2024, the 1910 Sunset JV had incurred total costs of $7.6 million in connection with the 1915 Park Project.
The Company recorded a loss of $825,000 related to its investment in the 1910 Sunset JV during the year ended December 31, 2024 and loss of $2.4 million during the year ended December 31, 2023. The Company’s investment in the 1910 Sunset JV was $12.9 million and its ownership percentage remained unchanged as of December 31, 2024.
4750 Wilshire Boulevard— In February 2023, three co-investors (the “4750 Wilshire JV Partners”) acquired an 80% interest in a property owned by a subsidiary of the Company located at 4750 Wilshire Boulevard in Los Angeles, California (“4750 Wilshire”) for a gross sales price of $34.4 million (excluding transaction costs). The Company retained a 20% interest in 4750 Wilshire through an Unconsolidated Joint Venture arrangement between the Company and the 4750 Wilshire JV Partners (the “4750 Wilshire JV”). The goal of the 4750 Wilshire JV was to convert two of the three floors of 4750 Wilshire from office-

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
use into 68 for-lease multifamily units (the “4750 Wilshire Project”), with the first floor of 4750 Wilshire continuing to function as 30,335 square feet of office space. The 4750 Wilshire Project was substantially completed in September 2024. The 4750 Wilshire JV has commenced leasing of the multifamily units. The 4750 Wilshire Project which was financed by a combination of equity contributions from the 4750 Wilshire JV Partners and a third-party construction loan, secured by 4750 Wilshire, which closed in March 2023 and had a balance of $36.9 million as of December 31, 2024 (with total borrowing availability of $38.5 million) (the “4750 Wilshire Construction Loan”). The Company provided a limited guarantee to the lender under the 4750 Wilshire Construction Loan. As of December 31, 2024, total costs of $28.9 million had been incurred by the 4750 Wilshire JV in connection with the 4750 Wilshire Project.
Pursuant to the co-investment agreement, the 4750 Wilshire JV pays an ongoing management fee to the Company. In addition, the Company may earn incentive fees based on the performance of 4750 Wilshire after the conversion.
The Company recorded a loss of $597,000 related to its investment in the 4750 Wilshire JV during the year ended December 31, 2024 and income of $1.8 million during the year ended December 31, 2023 in the consolidated statements of operations. The Company’s investment in the 4750 Wilshire JV was $8.6 million as of December 31, 2024.
1902 Park Avenue— In February 2023, the Company and a CIM-managed interval fund (the “1902 Park JV Partner”) purchased a multifamily property in the Echo Park neighborhood of Los Angeles, California for a gross purchase price of $19.1 million (excluding transaction costs) (the “1902 Park JV”), with the Company owning a 50% interest. In connection with the closing of this transaction in February 2023, the 1902 Park JV obtained financing through a mortgage loan of $9.6 million secured by the multifamily property (the “1902 Park Mortgage Loan”). In October 2024, the 1902 Park JV admitted a new third-party co-investor and used part of the net capital contribution of such third party co-investor to satisfy the 1902 Park Mortgage Loan in full. The remaining contribution was used to make a distribution of $1.0 million to each of the Company and the 1902 Park JV Partner. Subsequent to this contribution, the Company’s ownership share of the 1902 Park JV was 25.5%. In addition, the Company and the 1902 Park JV Partner will be receiving an ongoing fee from such third party co-investor in connection with its co-investment in 1902 Park JV.
The Company recorded a loss of $548,000 related to its investment in the 1902 Park JV during the year ended December 31, 2024 and income of $156,000 during the year ended December 31, 2023 in the consolidated statements of operations. The Company’s investment in the 1902 Park JV was $5.7 million as of December 31, 2024.
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
The Company recorded income of $1.2 million related to its investment in the 1015 N Mansfield JV during the year ended December 31, 2024 and income of $13,000 during the year ended December 31, 2023 in the consolidated statements of operations. The Company’s investment in the 1015 N Mansfield JV was $6.4 million as of December 31, 2024.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
5. LOANS RECEIVABLE
Loans receivable consist of the following:

	December 31,
	2024	2023
	(in thousands)
SBA 7(a) loans receivable, subject to credit risk	$19,306	$10,393
SBA 7(a) loans receivable, subject to loan-backed notes	34,930	43,983
SBA 7(a) loans receivable, subject to secured borrowings	1,383	3,105
SBA 7(a) loans receivable, held for sale	1,494	74
Loans receivable	57,113	57,555
Deferred capitalized costs, net	1,129	1,130
Current expected credit losses	(2,032)	(1,680)
Loans receivable, net	$56,210	$57,005
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
Current Expected Credit Losses
CECL reflects the Company’s current estimate of potential credit losses related to loans receivable included in the Company’s consolidated balance sheets as of December 31, 2024 pursuant to ASU 2016-13 as implemented effective January 1, 2023. Refer to Note 2 for further discussion of CECL.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
The following table presents the activity in the Company’s CECL for the year ended December 31, 2024 (dollar amounts in thousands):

Loans Receivable
Allowance for credit losses as of December 31, 2022	$1,106
Transition adjustment on January 1, 2023	783
Net adjustment to reserve for expected credit losses	(124)
Write-offs	(85)
Current expected credit losses as of December 31, 2023	1,680
Net adjustment to reserve for expected credit losses	352
Current expected credit losses as of December 31, 2024	$2,032
The net adjustments to the reserve for expected credit losses are recognized through net income on the Company’s consolidated statements of operations. During the year ended December 31, 2024, the Company recorded an increase of $352,000 in its CECL related to its loans receivable, which was recorded in general and administrative expenses in the consolidated statement of operations, bringing the total CECL to $2.0 million as of December 31, 2024. During the year ended December 31, 2023, the Company recorded a decrease of $124,000 in its CECL related to its loans receivable, which was recorded in general and administrative expenses in the consolidated statement of operations, and recorded a decrease due to write-offs of $85,000.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans receivable portfolio as of December 31, 2024 by year of origination, loan type, and risk rating (dollar amounts in thousands):

		Amortized Cost of Loans Receivable by Year of Origination As of December 31, 2024
	Number of Loans	2024	2023	2022	2021	2020	Prior	Total
Loans by internal risk rating:
1	111	$9,690	$5,401	$4,458	$6,143	$839	$9,310	$35,841
2	49	328	4,065	3,987	2,806	1,846	5,509	$18,541
3	1	—	—	—	439	—	—	$439
4	1	—	909	—	—	—	—	$909
5	—	—	—	—	—	—	—	$—
Total	162	$10,018	$10,375	$8,445	$9,388	$2,685	$14,819	$55,730
Plus: SBA 7(a) loans receivable, subject to secured borrowings (1)								1,383
Plus: Deferred capitalized costs, net								1,129
Less: Current expected credit losses								(2,032)
Total loans receivable, net								$56,210

Weighted average risk rating								1.3
____________________
(1)The Company does not assign a risk rating to its SBA 7(a) loans receivable that are subject to secured borrowings or the government guaranteed portion of loans held for sale. The Company has determined there is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.
Other
As of December 31, 2024 and 2023, the Company’s loans subject to credit risk were 99.5% and 100.0%, respectively, concentrated in the hospitality industry. As of December 31, 2024 and 2023, 92.3% and 99.3%, respectively, of the Company’s loans subject to credit risk were current. The Company classifies loans with negative characteristics in substandard categories ranging from special mention to doubtful. As of December 31, 2024 and 2023, $4.8 million and $1.3 million, respectively, of loans subject to credit risk were classified in substandard categories.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
6. OTHER INTANGIBLE ASSETS AND LIABILITIES
A schedule of the Company’s intangible assets and liabilities and related accumulated amortization and accretion as of December 31, 2024 and 2023, is as follows:

	As of December 31,
	2024	2023
	(in thousands)
Intangible assets:
Acquired in-place leases, net of accumulated amortization of $5,195 and $4,821, respectively, both with an average useful life of 6 years, respectively	$610	$984
Acquired above-market leases, net of accumulated amortization of $36 and $30, respectively, both with an average useful life of 7 years	1	7
Trade name and license	2,957	2,957
Total intangible assets, net	$3,568	$3,948
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
During the years ended December 31, 2024 and 2023, the Company recognized amortization related to its intangible assets and liabilities as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Acquired above-market lease amortization	$6	$80
Acquired in-place lease amortization	$374	$27,714
Acquired below-market lease amortization	$—	$243
A schedule of future amortization and accretion of acquired intangible assets and liabilities as of December 31, 2024, is as follows:

	Assets
	Acquired	Acquired
	Above-Market	In-Place
Years Ending December 31,	Leases	Leases
	(in thousands)
2025	$1	$170
2026	—	123
2027	—	123
2028	—	122
2029	—	72
Thereafter	—	—
	$1	$610

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
7. DEBT
The following table summarizes the debt balances as of December 31, 2024 and 2023, and the debt activity for the year ended December 31, 2024 (in thousands):

		During the Year Ended December 31, 2024
	Balances as of December 31, 2023	Debt Issuances & Assumptions	Repayments (1)	Accretion & (Amortization)	Balances as of December 31, 2024
Mortgages Payable:
Fixed rate mortgages payable	$163,700	$105,400	$—	$—	$269,100
Variable rate mortgages payable	87,000	84,346	—	—	171,346
	250,700	189,746	—	—	440,446
Deferred debt issuance costs — Mortgages Payable	(954)	(3,828)	—	787	(3,995)
Total Mortgages Payable	249,746	185,918	—	787	436,451
Secured Borrowings – Government Guaranteed Loans:
Outstanding Balance	3,007	—	(1,646)	—	1,361
Unamortized premiums	100	—	—	(78)	22
Total Secured Borrowings—Government Guaranteed Loans	3,107	—	(1,646)	(78)	1,383
Other Debt:
2022 credit facility revolver	97,000	20,000	(115,633)	—	1,367
2022 credit facility term loan	56,230	—	(42,597)	—	13,633
Junior subordinated notes	27,070	—	—	—	27,070
SBA 7(a) loan-backed notes	41,394	—	(13,537)	—	27,857
Deferred debt issuance costs — other	(1,588)	(19)	275	599	(733)
Discount on junior subordinated notes	(1,398)	—	—	102	(1,296)
Total Other Debt	218,708	19,981	(171,492)	701	67,898
Total Debt, Net	$471,561	$205,899	$(173,138)	$1,410	$505,732

(1)The write-off of $275,000 of deferred debt issuance costs associated with the 2022 Credit Facility Term Loan resulting from the early extinguishment of debt during incurred during the year ended December 31, 2024 is reflected here within Deferred debt issuance costs — other. See further discussion under 2022 Credit Facility.
Fixed Rate Mortgages Payable—The Company’s fixed rate mortgages payable are non-recourse and are secured by, among other things, first priority deeds of trust, security agreements or other similar security instruments on the fee simple interests in properties underlying such mortgages and assignments of rents receivable. As of December 31, 2024, the Company’s fixed rate mortgages payable had fixed interest rates of 4.14%, 6.25% and 7.41% per annum, with payments of interest only and initial maturity dates of July 1, 2026, June 7, 2025 and January 11, 2030, respectively. In regards to the mortgage payable maturing on June 7, 2025, the Company has a one-year extension option exercisable at its discretion.
Variable Rate Mortgages Payable—The Company’s variable rate mortgages payable are non-recourse and are secured by, among other things, first priority deeds of trust, security agreements or other similar security instruments on the Company’s fee simple and leasehold interests in its hotel asset and adjacent parking garage and by a deed of trust on and assignment of rents receivable from a multifamily property. As of December 31, 2024, the Company’s variable rate mortgages payable had a variable interest rate of SOFR plus 3.36% and SOFR plus 4.35%, with monthly payments of interest only, with an initial maturity date of July 7, 2025 and January 1, 2027. With regards to the mortgage payable maturing on July 7, 2025 (the “Channel House Mortgage”), the Company has an extension option subject to certain conditions.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
The Company has been in discussions with the lender under the Channel House Mortgage, which is non-recourse and has no cross-collateral provisions and is secured by Channel House (a multifamily property in Oakland, California), to restructure the terms of the mortgage, as the Company does not expect the property will meet certain conditions that are required in order for the Company to exercise the option to extend the Channel House Mortgage beyond July 7, 2025. There can be no assurance that such restructuring will occur. If the Company and the lender under the Channel House Mortgage cannot agree on a modification of the mortgage and the Company fails to exercise its extension option, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, declare principal and interest under the mortgage loan to be immediately due and payable.
Secured Borrowings—Government Guaranteed Loans—Secured borrowings—government guaranteed loans represent sold loans which are treated as secured borrowings because the loan sales did not meet the derecognition criteria provided for in ASC 860-30, Secured Borrowing and Collateral. These loans included cash premiums that are amortized as a reduction to interest expense over the life of the loan using the effective interest method and are fully amortized when the underlying loan is repaid in full. As of December 31, 2024, the Company’s secured borrowings-government guaranteed loans included $0.4 million of loans sold for a premium and excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 8.71% at December 31, 2024, and $1.0 million of loans sold for an excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 6.35% at December 31, 2024.
2022 Credit Facility—In December 2022, the Company refinanced its 2018 credit facility and replaced it with a new 2022 credit facility (the “2022 Credit Facility”), entered into with a bank syndicate, that included a $56.2 million term loan (the “2022 Credit Facility Term Loan”) as well as a revolver that originally allowed the Company to borrow up to $150.0 million (the “2022 Credit Facility Revolver”), both of which are collectively subject to a borrowing base calculation. At the time the 2022 Credit Facility was entered into, it was collateralized by six of the Company’s office properties, as well as the Company’s hotel property and adjacent parking garage (the “Hotel Properties”). The 2022 Credit Facility bears interest at (A) the base rate plus 1.50% or (B) SOFR plus 2.60%. As of December 31, 2024, the variable interest rate was 7.29%. The 2022 Credit Facility Revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The 2022 Credit Facility is guaranteed by the Company and the Company is subject to certain financial maintenance covenants. The 2022 Credit Facility originally had a maturity date in December 2025 and provided for two one-year extension options. In December 2024, using proceeds from the closing of a variable rate mortgage on the Hotel Properties and a fixed rate mortgage on three of the Company’s office properties (collectively, “the Refinancings”), the Company repaid $111.7 million on the 2022 Credit Facility Revolver and $42.6 million on the 2022 Credit Facility Term Loan. Following the completion of the Refinancings, the 2022 Credit Facility was secured by three of the Company’s office properties. The 2022 Credit Facility is not cross-collateralized by any other of the Company’s assets. In connection with the Refinancings, the Company recorded a loss on early extinguishment of debt of $1.4 million related to the write-off of deferred debt origination costs of $1.1 million associated with the 2022 Credit Facility Revolver and $275,000 associated with the 2022 Credit Facility Term Loan. As of December 31, 2024 and 2023, $0 and $53.0 million, respectively, was available for future borrowings.
At the end of the first three quarters of 2024, the Company was not in compliance with a financial covenant under the 2022 Credit Facility. Further, as of December 31, 2024, the Company was not in compliance with two covenants under the 2022 Credit Facility. Such non-compliance events during 2024 constituted events of default under the 2022 Credit Facility. Lenders under the 2022 Credit Facility and the Company entered into an agreement (the “First Modification Agreement”) pursuant to which the lenders waived such event of default with respect to the test period ending March 31, 2024. Among other restrictions, the First Modification Agreement also prohibited subsidiaries of the Company that own properties that secured the 2022 Credit Facility from making any distributions to its parent entities. On August 7, 2024, lenders under the 2022 Credit Facility and the Company entered into an agreement (the “Second Modification Agreement”) pursuant to which the lenders waived such event of default with respect to the test period ending June 30, 2024. Simultaneously with the execution of the Second Modification Agreement, the Company made a $4.0 million repayment under the 2022 Credit Facility. On October 24, 2024, lenders under the 2022 Credit Facility and the Company entered into an agreement (the “Third Modification Agreement”) pursuant to which the lenders waived such event of default with respect to the test period ending September 30, 2024, pursuant to which the aggregate commitments under the 2022 Credit Facility were reduced from $206.2 million to $169.3 million, and pursuant to which the lenders under the 2022 Credit facility agreed to release the Hotel Properties in order to facilitate the refinancing of such properties. On December 24, 2024, in connection with the Refinancings, the lenders under the 2022 Credit Facility and the Company entered into an agreement (the “Fourth Modification Agreement”) pursuant to which the lenders agreed to release assets relating to three of the Company’s office buildings located in Los Angeles, California, in order to facilitate a refinancing of such properties, subject to a minimum prepayment of the 2022 Credit Facility in connection with such refinancing. In addition, the Fourth Modification Agreement changed the maturity date of the facility to January 31, 2025,

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
subject to a 2-month extension option. Such extension option was executed on January 31, 2025, pursuant to an additional modification agreement to the 2022 Credit Facility (the “Fifth Modification Agreement”), as described under “Subsequent Events.”
The event of default under the 2022 Credit Facility as of December 31, 2024 allows lenders under the 2022 Credit Facility to, among other remedies, declare the unpaid principal amount of all outstanding loans, and all interest accrued and unpaid thereon, to be immediately due and payable. Management plans to address such default by further modifying the 2022 Credit Facility and/or refinancing an additional office property in Austin, Texas (the “Austin Refinancing”). As the Company has reduced the outstanding borrowings under the 2022 Credit Facility from $169.3 million to $15.0 million during December 2024 in connection with the Refinancings, Management expects the proceeds from the Austin Refinancing will be more than sufficient to repay all amounts outstanding under the 2022 Credit Facility, with the remaining proceeds to be used for general corporate purposes. Management believes its plan to repay amounts outstanding under the 2022 Credit Facility is probable based on the favorable loan-to-value ratio (“LTV”) of the property associated with the Austin Refinancing.
Junior Subordinated Notes—The Company has junior subordinated notes with a variable interest rate which resets quarterly based on the three-month SOFR plus 3.51%, with quarterly interest only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at the Company’s option.
SBA 7(a) Loan-Backed Notes—On March 9, 2023, the Company completed a securitization of the unguaranteed portion of certain of its SBA 7(a) loans receivable with the issuance of $54.1 million of unguaranteed SBA 7(a) loan-backed notes (with net proceeds of approximately $43.3 million, after payment of fees and expenses in connection with the securitization and the funding of a reserve account and an escrow account). The SBA 7(a) loan-backed notes are collateralized by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of the Company’s SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2048, with monthly payments due as payments on the collateralized loans are received. The SBA 7(a) loan-backed notes bear interest at a per annum rate equal to the lesser of (i) the 30-day average compounded SOFR plus 2.90% and (ii) the prime rate minus 0.35%. As of December 31, 2024, the variable interest rate was 7.40%. The Company reflects the SBA 7(a) loans receivable as assets on its consolidated balance sheet and the SBA 7(a) loan-backed notes as debt on its consolidated balance sheet. The restricted cash on the Company’s consolidated balance sheets included funds related to the Company’s SBA 7(a) loan-backed notes was $2.4 million as of December 31, 2024.
Other—Deferred debt issuance costs, which represent legal and third-party fees incurred in connection with the Company’s borrowing activities, are capitalized and amortized to interest expense on a straight-line or effective interest method over the life of the related loan. Deferred debt issuance costs are presented net of accumulated amortization and are a reduction to total debt.
As of December 31, 2024 and 2023, accrued interest and unused commitment fees payable of $1.1 million and $1.8 million, respectively, are included in accounts payable and accrued expenses.
Future principal payments on the Company’s debt (face value) as of December 31, 2024 are as follows:

Years Ending December 31,	Mortgages Payable (1)	Secured Borrowings Principal (2)	2022 Credit Facility	Other (2) (3)	Total
	(in thousands)
2025	$154,000	$91	$15,000	$8,449	$177,540
2026	97,100	97	—	8,504	105,701
2027	84,346	104	—	7,235	91,685
2028	—	111	—	3,669	3,780
2029	—	119	—	—	119
Thereafter	105,000	839	—	27,070	132,909
	$440,446	$1,361	$15,000	$54,927	$511,734

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
(1)In respect to the $154.0 million of mortgages payable maturing in 2025, each such mortgage payable has a one-year extension option. The extension option for the fixed rate mortgage is at the Company’s discretion and the Company intends to execute such option. In regards to the Channel House Mortgage, see the discussion under Variable Rate Mortgages Payable.
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
The following table summarizes the terms of the Company’s interest rate cap agreement as of December 31, 2024 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Assets as of
	Balance Sheet	Amount as of	Strike	Effective	Maturity	December 31,
	Location	December 31, 2024	Rates (1)	Date	Date	2024
Interest Rate Caps	Other assets	$171,346	4.5% to 5.75%	5/3/2023 - 12/6/2024	7/7/2025 - 1/1/2027	$107
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
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company has an interest rate cap that is used to manage exposure to interest rate movements but does not meet the requirements to be designated as a hedging instrument. The change in fair value of the derivative instrument that is not designated as a hedge is recorded directly to earnings as interest expense on the accompanying consolidated statements of operations. During the year ended December 31, 2024 and 2023, the Company recorded an unrealized loss of $463,000 and $539,000, respectively, which was included in interest expense on the accompanying consolidated statements of operations related to its interest rate caps.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
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

		Weighted
	Number	Average Grant
	of	Date Fair Value
	Shares (1)	Per Share
Balance, December 31, 2022	3,098	$71.00
Granted	4,888	$45.00
Vested	(3,098)	$71.00
Balance, December 31, 2023	4,888	$45.00
Granted	10,784	$20.40
Vested	(4,888)	$45.00
Balance, December 31, 2024	10,784	$20.40
Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period, and generally vests based on one year of continuous service. The Company recorded compensation expense related to these restricted shares of Common Stock in the amount of $220,000 and $183,000 for the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2024, there was $128,000 of total unrecognized compensation expense related to restricted shares of Common Stock which will be recognized ratably over the remaining vesting period.
10. EARNINGS PER SHARE (“EPS”)
The computation of basic EPS is based on the Company’s weighted average shares outstanding. No shares of Series D Preferred Stock, Series A Preferred Stock, or Series A1 Preferred Stock outstanding as of December 31, 2024 were included in the computation of diluted EPS because they had no dilutive effect. Outstanding Series A Preferred Warrants were not included in the computation of diluted EPS for the years ended December 31, 2024 and 2023 because their impact was either anti-dilutive or such warrants were not exercisable during such periods (Note 12).
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
The following table reconciles the numerator and denominator used in computing the Company’s basic and diluted per-share amounts for net loss attributable to common stockholders for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in thousands, except per share amounts)
Numerator:
Net loss attributable to common stockholders	$(73,343)	$(75,727)
Redeemable preferred stock dividends declared on dilutive shares	—	—
Diluted net loss attributable to common stockholders	$(73,343)	$(75,727)

Denominator:
Basic weighted average shares of Common Stock outstanding	4,261	2,441
Effect of dilutive securities—contingently issuable shares	—	—
Diluted weighted average shares and common stock equivalents outstanding	4,261	2,441

Net loss attributable to common stockholders per share:
Basic	$(17.21)	$(31.02)
Diluted	$(17.21)	$(31.02)
11. REDEEMABLE PREFERRED STOCK
The table below provides information regarding the issuances, reclassifications and redemptions of each class of the Company’s preferred stock in permanent equity during the years ended December 31, 2024 and 2023 (dollar amounts in thousands):

	Preferred Stock
	Series A1		Series A		Series D		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2022	5,956,147	$147,514	7,565,349	$189,048	48,857	$1,200	13,570,353	$337,762
Issuances of A1 Preferred Stock	4,507,292	111,520	—	$—	—	—	4,507,292	111,520
Redemption of Series A1 Preferred Stock	(85,096)	(2,099)	—	—	—	—	(85,096)	(2,099)
Redemption of Series D Preferred Stock	—	—	—	—	(410)	(10)	(410)	(10)
Reclassification of Series A Preferred stock to Permanent Equity	—	—	690,171	17,161	—	—	690,171	17,161
Redemption of Series A Preferred Stock	—	—	(823,681)	(20,505)	—	—	(823,681)	(20,505)
Balances, December 31, 2023	10,378,343	$256,935	7,431,839	$185,704	48,447	$1,190	17,858,629	$443,829
Issuances of A1 Preferred Stock	853,879	$21,246	—	$—	—	$—	853,879	$21,246
Redemption of Series A1 Preferred Stock paid in cash	(88,015)	(2,177)	—	—	—	—	(88,015)	(2,177)
Redemption of Series A1 Preferred Stock paid in Common Stock	(2,771,518)	(68,617)	—	—	—	—	(2,771,518)	(68,617)
Redemption of Series A Preferred Stock paid in cash	—	—	(941,687)	(23,501)	—	—	(941,687)	(23,501)
Redemption of Series A Preferred Stock paid in Common Stock	—	—	(2,364,789)	(58,877)	—	—	(2,364,789)	(58,877)
Balances, December 31, 2024	8,372,689	$207,387	4,125,363	$103,326	48,447	$1,190	12,546,499	$311,903
Series A1 Preferred Stock—From June 2022 through September 2024, the Company conducted a public offering with respect to shares of its Series A1 Preferred Stock, par value $0.001 per share with an initial stated value of $25.00 per share, subject to adjustment. As of September 2024, the Company has suspended its offering of Series A1 Preferred Stock.
Shares of Series A1 Preferred Stock issued from June 2022 through May 2024 were recorded in permanent equity at the time of their issuance. With respect to Series A1 Preferred Stock, for shares issued in June 2024 and thereafter, in the event

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
a holder of Series A1 Preferred Stock requests redemption of such shares and such redemption takes place prior to the first anniversary of the date of original issuance, the Company is required to pay such redemption in cash. As a result, net proceeds from the issuance of shares of Series A1 Preferred Stock from June 2024 and through September 2024 were initially recorded in temporary equity at an amount equal to the gross proceeds allocated to such shares of Series A1 Preferred Stock minus the costs specifically identifiable to the issuance of such shares and the non-issuance specific offering costs allocated to such shares. With respect to shares of Series A1 Preferred Stock issued from June 2024 through September 2024, on the first anniversary of the issuance of a particular share of such Series A1 Preferred Stock, the Company will reclassify such shares of Series A1 Preferred Stock from temporary equity to permanent equity as the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date of the original issuance. As of December 31, 2024, the Company had made no such reclassification from temporary equity to permanent equity.
As of December 31, 2024, the Company had issued in registered public offerings 12,040,878 shares of the Series A1 Preferred Stock and received gross proceeds of $298.2 million and additionally had issued 200,000 shares of Series A1 Preferred Stock as payment for services to the CIM Service Provider, LLC (the “Administrator”), for which no cash proceeds were received. In connection with the issuance of shares of Series A1 Preferred Stock, $22.0 million of costs specifically identifiable to the offering of Series A1 Preferred Stock was allocated to the Series A1 Preferred Stock. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $11.9 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of December 31, 2024, the Company had reclassified and allocated $5.0 million from deferred charges to Series A1 Preferred Stock as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
If the net proceeds from the issuance of shares of Series A1 Preferred Stock are less than the redemption value of such shares at the time they were issued, or if the redemption value of such shares subsequently becomes greater than the carrying value of such shares, an adjustment is recorded to increase the carrying amount of such shares to their redemption value as of the balance sheet date. Such adjustment is considered a deemed dividend for purposes of calculating basic and diluted EPS. The Company recorded redeemable preferred stock deemed dividends related to such adjustments of $755,000 during the year ended December 31, 2024 and no deemed dividends during the year ended December 31, 2023.
As of December 31, 2024, there were 9,286,279 shares of Series A1 Preferred Stock outstanding and 2,954,599 shares of Series A1 Preferred Stock had been redeemed. Of the 2,954,599 shares of Series A1 Preferred Stock that have been redeemed, the redemption of 183,081 shares of Series A1 Preferred Stock were paid in cash (all of which were redeemed at the option of the holders). During the year ended December 31, 2024, the Company, at its option, redeemed 2,589,606 shares of Series A1 Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, for the year ended December 31, 2024, 181,912 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively the “Series A1 In-Kind Redemptions”). The Series A1 In-Kind Redemptions resulted in the aggregate issuance of 4,817,486 shares of Common Stock.
Series A Preferred Stock—The Company conducted a continuous public offering of Series A Preferred Stock, with each issued share of Series A Preferred Stock initially accompanied by one warrant (“Series A Preferred Warrant”) to purchase 0.25 of a share of Common Stock, subject to adjustment, from October 2016 through January 2020. Proceeds and expenses from the sale were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance.
From February 2020 through June 2022, the Company conducted a continuous public offering with respect to shares of the Company’s Series A Preferred Stock, which, since February 2020, was no longer being issued as a unit with an accompanying Series A Preferred Warrant. In June 2022, the Company concluded the offering of Series A Preferred Stock.
As of December 31, 2024, the Company had issued in registered public offerings 8,251,657 shares of Series A Preferred Stock and 4,603,287 Series A Preferred Warrants and received gross proceeds of $205.4 million and $761,000, respectively, and additionally, had issued 568,681 shares of Series A Preferred Stock as payment for services to the Administrator, for which no cash proceeds were received. In connection with the cumulative issuance of Series A Preferred Stock Series A Preferred Warrants, $17.0 million and $142,000 of costs specifically identifiable to the offering of the Series A Preferred Stock and Series A Preferred Warrants, respectively, were allocated to the Series A Preferred Stock and Series A Preferred Warrants, respectively. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $11.9 million related to the Company’s offering of Series A Preferred Stock,

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of December 31, 2024, the Company had reclassified and allocated $1.9 million and $5,000 from deferred charges to Series A Preferred Stock and Series A Preferred Warrants, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
On the first anniversary of the issuance of a particular share of Series A Preferred Stock, the Company reclassifies such share of Series A Preferred Stock from temporary equity to permanent equity as the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of December 31, 2024, the Company had reclassified an aggregate of $199.6 million in net proceeds from temporary equity to permanent equity.
As of December 31, 2024, there were 4,125,363 shares of Series A Preferred Stock outstanding and 4,694,975 shares of Series A Preferred Stock had been redeemed. Of the 4,694,975 shares of Series A Preferred Stock that have been redeemed, the redemption of 2,330,186 shares of Series A Preferred Stock were paid in cash, 2,313,106 of which were redeemed at the option of the holders and 17,080 of which were redeemed at the option of the Company. During the year ended December 31, 2024, the Company, at its option, redeemed 2,150,076 shares of Series A Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, for the year ended December 31, 2024, 214,713 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively the “Series A In-Kind Redemptions”). The Series A In-Kind Redemptions resulted in the aggregate issuance of 4,379,099 shares of Common Stock.
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
As of December 31, 2024, the Company had issued in registered public offerings 56,857 shares of Series D Preferred Stock and received gross proceeds of $1.4 million. In connection with such issuance, $35,000 of costs specifically identifiable to the offering of Series D Preferred Stock were allocated to the Series D Preferred Stock. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $11.9 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of December 31, 2024, the Company had reclassified and allocated $13,000 from deferred charges to Series D Preferred Stock as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
As of December 31, 2024, there were 48,447 shares of Series D Preferred Stock outstanding and 8,410 shares of Series D Preferred Stock had been redeemed (all such redemptions were paid in cash and redeemed at the option of the holders).
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
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
During the year ended December 31, 2024, the Company paid $17.8 million, $7.8 million and $57,000 of cash dividends on the Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock, respectively. Additionally, during the year ended December 31, 2024, the Company paid dividends of $389,000 and $258,000 on the Series A1 Preferred Stock and Series A Preferred Stock, respectively, in shares of Common Stock due to these dividends being accrued and unpaid at the time that such applicable shares of Preferred Stock were redeemed in shares of Common Stock. During the year ended December 31, 2023, the Company paid $13.9 million, $10.9 million, $69,000 and $4.6 million of cash dividends on the Series A1 Preferred Stock, Series A Preferred Stock, Series D Preferred Stock and Series L Preferred Stock, respectively.
Redemptions—The Company’s Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock are redeemable at the option of the holder or the Company. The redemption schedule of the Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock allows redemptions at the option of the holder of Series A1 Preferred Stock, Series A Preferred Stock or Series D Preferred Stock from the date of original issuance of any such shares at the Series A1 Preferred Stock Stated Value, Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, respectively, less a redemption fee applicable prior to the fifth anniversary of the issuance of such shares, plus accrued and unpaid dividends. The Company has the right to redeem the Series A1 Preferred Stock after the date that is twenty-four months following the original issuance of such shares of Series A1 Preferred Stock at the Series A1 Preferred Stock Stated Value, plus accrued and unpaid dividends. The Company has the right to redeem the Series A Preferred Stock or Series D Preferred Stock after the fifth anniversary of the date of original issuance of such shares at the Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, respectively, plus accrued and unpaid dividends. With respect to redemptions of the Series A1 Preferred Stock, Series A Preferred Stock or Series D Preferred Stock, at the Company’s discretion, the redemption price will be paid in cash and/or in Common Stock based on the volume weighted average price of the Company’s Common Stock for the 20 trading days prior to the redemption; provided that the redemption price of any shares of Series A1 Preferred Stock issued in June 2024 and thereafter that are redeemed prior to the first anniversary of the date of original issuance of such shares must be paid in cash. The Company currently plans to continue to satisfy some or all redemption requests submitted by holders of its shares of Preferred Stock in shares of Common Stock during 2025, when legally permitted.
12. STOCKHOLDERS’ EQUITY
Dividends
Holders of the Company’s Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by the Company out of legally available funds. In determining the Company’s dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, the Company’s financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
does not necessarily correlate directly to any individual factor. Cash dividends per share of Common Stock paid in respect of the years ended December 31, 2024 and 2023 consist of the following:

Declaration Date	Payment Date	Type	Cash Dividend Per Share of Common Stock
September 16, 2024	October 8, 2024	Regular Quarterly	(a.)
June 25, 2024	July 22, 2024	Regular Quarterly	$0.850
March 27, 2024	April 22, 2024	Regular Quarterly	$0.850
December 20, 2023	January 16, 2024	Regular Quarterly	$0.850
September 27, 2023	October 23, 2023	Regular Quarterly	$0.850
June 27, 2023	July 24, 2023	Regular Quarterly	$0.850
March 20, 2023	April 11, 2023	Regular Quarterly	$0.850
_____________________
a.The Company’s Board of Directors declared a stock dividend of $0.40 (or 0.2020 shares of Common Stock, as determined on a reverse split-adjusted basis) per share of Common Stock, payable in shares of Common Stock, using a price of $19.850 per share, resulting in the issuance of 168,463 shares of Common Stock. The stock dividend was retrospectively applied to the periods reflected in the consolidated statements of operations included in this Annual Report on Form 10-K.
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
Proceeds and expenses from the sale of the Series A Preferred Stock and Series A Preferred Warrants were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of December 31, 2024, the Company had 118,911 Series A Preferred Warrants outstanding to purchase 29,728 shares of Common Stock in connection with the Company’s offering of Series A Preferred Units and allocated net proceeds of $28,000 after specifically identifiable offering costs and allocated general offering costs, to the Series A Preferred Warrants in permanent equity.
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
There were no repurchases during the year ended December 31, 2024. As of December 31, 2024, the Company had repurchased 66,246 shares of Common Stock for $4.7 million.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
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

Year Ended December 31,
	2024		2023
	Discount Rate	Prepayment Rate	Discount Rate	Prepayment Rate
SBA 7(a) loans receivable, subject to credit risk	7.30% - 10.75%	4.07% - 17.50%	7.83% - 11.00%	4.88% - 17.50%
SBA 7(a) loans receivable, subject to loan-backed notes	9.00% - 10.75%	4.81% - 17.50%	10.00% - 11.00%	4.88% - 17.50%
SBA 7(a) loans receivable, subject to secured borrowings	10.25% - 10.25%	5.00% - 17.50%	10.00% - 10.50%	5.00% - 17.50%
Derivative Instruments— The Company’s derivative instruments are comprised of two interest rate caps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments are determined using interest rate market pricing models. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the respective counterparties.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
Other Financial Instruments—The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at December 31, 2024 and 2023. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on the Company’s consolidated balance sheets are as follows:

	December 31, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Level
	(in thousands)
Assets:
SBA 7(a) loans receivable, subject to loan-backed notes	$34,452	$37,657	$43,263	$46,701	3
SBA 7(a) loans receivable, subject to credit risk	$18,850	$18,994	$10,539	$10,482	3
SBA 7(a) loans receivable, subject to secured borrowings	$1,383	$1,383	$3,105	$3,105	3
SBA 7(a) loans receivable, held for sale	$1,525	$1,600	$98	$82	3
Liabilities:
Fixed rate mortgages payable (1)	$269,100	$233,364	$163,700	$158,529	3
Junior subordinated notes (1)	$27,070	$25,415	$27,070	$24,667	3

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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
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
In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and/or reimbursement for performing certain services for the Company and its subsidiaries that are not covered by the Base Fee. During the years ended December 31, 2024 and 2023, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, operational and ongoing support in connection with the Company’s offering of Preferred Stock. The Company will also reimburse the Administrator for the Company’s share of broken deal expenses that are incurred by the Administrator and its affiliates (i.e., fees and expenses relating to investments that were contemplated but the Company did not make and/or transactions that could have been executed by the Company but that the Company did not consummate, including fees and expenses associated with performing due diligence review and negotiating the terms of such investments or transactions). The Administrator’s compensation is based on the salaries and benefits of the employees of the Administrator and/or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of the Company and its subsidiaries). The expense for such services is included in expense reimbursements to related parties—corporate in the accompanying consolidated statements of operations.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Asset Management Fees:
Asset management fees	$1,797	$2,627
Property Management Fees and Reimbursements:
Property management fees(1)	$2,295	$2,107
Onsite management and other cost reimbursement(2)	$7,733	$5,794
Leasing commissions(3)	$808	$101
Construction management fees(4)	$1,061	$308
Development management reimbursements(5)	$1,747	$1,321
Administrative Fees and Expenses:
Expense reimbursements to related parties - corporate	$2,281	$2,342
Lending Segment Expenses:
Expense reimbursements to related parties - lending segment (6)	$2,571	$2,579
Offering-Related Fees:
Upfront dealer manager and trailing dealer manager fees (7)	$546	$1,391
Non-issuance specific offering costs (8)	$606	$623

(1)Does not include the company’s share of the property management fees from the Unconsolidated Joint Ventures of $95,000 and $78,000 for the years ended December 31, 2024 and 2023, respectively.
(2)Does not include the Company’s share of the onsite management and other cost reimbursements from the Unconsolidated Joint Ventures of $511,000 and $336,000 for the years ended December 31, 2024 and 2023, respectively.
(3)Does not include the Company’s share of the leasing commissions from the Unconsolidated Joint Ventures of $48,000 and $32,000 for the year ended December 31, 2024 and 2023, respectively.
(4)Does not include the Company’s share of the construction management fees from the Unconsolidated Joint Ventures of $172,000 and $183,000 for the years ended December 31, 2024 and 2023, respectively.
(5)Does not include the Company’s share of the development management reimbursements from the Unconsolidated Joint Ventures of $756,000 and $481,000 for the year ended December 31, 2024 and 2023, respectively.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
(6)Expense reimbursements to related parties - lending segment do not include personnel costs capitalized to deferred loan origination costs of $132,000 and $121,000 for the years ended December 31, 2024 and 2023, respectively.
(7)Represents fees earned by CCO Capital and allocated to Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock.
(8)As of December 31, 2024 and 2023, $0.0 million and $2.5 million, respectively, was included in deferred costs as reimbursable expenses incurred pursuant to the Master Services Agreement and the then applicable dealer manager agreement with CCO Capital. These non-issuance specific costs are allocated against the gross proceeds from the sale of the Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock on a pro rata basis for each issuance as a percentage of the total offering.
As of December 31, 2024 and 2023, due to related parties consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Asset management fees	$1,403	$555
Property management fees and reimbursements	8,237	1,505
Expense reimbursements - corporate	1,676	613
Expense reimbursements - lending segment	1,994	156
Upfront dealer manager and trailing dealer manager fees	186	283
Non-issuance specific offering costs	289	61
Other amounts due to the CIM Management Entities and certain of its affiliates	283	290
Total due to related parties	$14,068	$3,463
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
In February 2023, the Company and the 1902 Park JV Partner invested in the 1902 Park JV, which purchased a multifamily property in the Echo Park neighborhood of Los Angeles, California for a gross purchase price of $19.1 million, with the Company owning a 50% interest. In October 2024, the 1902 Park JV admitted a new third-party co-investor and used part of the net capital contribution of such third party co-investor to satisfy the 1902 Park JV’s mortgage loan in full and the remaining contribution was used to make a distribution of $1.0 million to each of the Company and the 1902 Park JV Partner. Subsequent to this contribution, the Company’s ownership share of the 1902 Park JV was 25.5%. See Note 2 and Note 4 for more information.
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
Other
On May 15, 2019, an affiliate of CIM Group entered into an approximately 11-year lease for approximately 32,000 rentable square feet with respect to a property owned by the Company (4750 Wilshire). The lease was amended on August 7, 2019 to reduce the rentable square feet to approximately 30,000 rentable square feet. In February 2023, the Company sold an 80% interest in 4750 Wilshire and now holds its retained 20% interest in the property through the 4750 Wilshire JV. Prior to the

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
sale, for the three months ended March 31, 2023, the Company recorded rental and other property income related to this tenant of $194,000. For the year ended December 31, 2023, the Company’s share of the income from the tenant earned by the 4750 Wilshire JV was $170,000. For the year ended December 31, 2024, the Company’s share of the income from the tenant earned by the 4750 Wilshire JV was $342,000.
15. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer when the terms established in the contract are met. The Company’s outstanding commitments to fund loans were $9.5 million as of December 31, 2024, all of which are for prime-based loans to be originated by the Company’s subsidiary engaged in SBA 7(a) Small Business Loan Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, the Company has certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. the Company had a total of $11.3 million in future obligations under leases to fund tenant improvements and other future construction obligations as of December 31, 2024. As of December 31, 2024, $19.9 million was funded to reserve accounts included in restricted cash on the Company’s consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreement entered into in June 2016.
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
A subsidiary of the Company is a defendant in a lawsuit in connection with injuries sustained by a third-party contractor at a property previously owned by such subsidiary. Such subsidiary has reached an agreement in principle to settle the lawsuit with the plaintiff, pursuant to which such subsidiary’s share of the settlement payment is expected to be approximately $700,000. The Company anticipates that such payment will be made directly from the Company’s insurance carrier, which will be responsible for the entire payment. Accordingly, the Company does not expect this lawsuit to have any adverse effect on the Company’s business, financial condition, results of operations, cash flow or the Company ability to satisfy its debt service obligations or to maintain the level of distributions on the Company’s Common Stock or Preferred Stock.
SBA Related—If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced under the SBA 7(a) Small Business Loan Program, the SBA may seek recovery of the principal loss related to the deficiency from the Company. As of December 31, 2024, the Company serviced an aggregate of $222.8 million of the guaranteed portion of SBA 7(a) loans. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from the Company in the event that a loss is deemed to be attributable to technical deficiencies. Based on historical experience, the Company does not expect that this contingency is probable to be asserted. However, if asserted, it could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flow or the Company’s ability to satisfy its debt service obligations or to maintain its level of distributions on Common Stock or Preferred Stock.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
properties that management believes will have a material adverse effect on the Company’s business, financial condition, results of operations, cash flow or the Company’s ability to satisfy its debt service obligations or to maintain its level of distributions on Common Stock or Preferred Stock.
16. LEASES
Future minimum rental revenue under long-term operating leases as of December 31, 2024, excluding tenant reimbursements of certain costs, are as follows (excludes unconsolidated properties, in thousands):

Years Ending December 31,	Total
2025	$51,067
2026	35,899
2027	28,356
2028	15,397
2029	11,342
Thereafter	41,881
$183,942
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
The Company has wholly owned TRS’s which are subject to federal and state income taxes. The income generated from the TRS’s is taxed at normal corporate rates.
The provision for income taxes results in effective tax rates that differ from federal and state statutory rates. A reconciliation of the provision for income tax attributable to the TRSs’ income from continuing operations computed at federal statutory rates to the income tax provision reported in the financial statements is as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Income from continuing operations before income taxes for TRSs	$3,742	$4,711

Expected federal income tax provision	$785	$989
State income taxes	1	44
Change in valuation allowance	151	(2,619)
Other	(139)	2,814
Income tax provision	$798	$1,228

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
The components of the Company’s net deferred tax asset, which are included in other assets, are as follows:

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating losses	$196	$44
Secured borrowings—government guaranteed loans	5	21
Other	286	232
Total gross deferred tax assets	487	297
Valuation allowance	(205)	(52)
	282	245
Deferred tax liabilities:
Loans receivable	—	—
	—	—
Deferred tax asset, net	$282	$245
The net operating loss carryforwards as of December 31, 2024 and 2023 were generated by TRSs and are available to offset future taxable income of these TRSs.
The increase in the valuation allowance recorded in 2024 was $151,000.
The periods subject to examination for the Company’s federal and state income tax returns are 2021 through 2024. As of December 31, 2024 and 2023, no reserves for uncertain tax positions have been established and the Company does not anticipate any material changes in the amount of unrecognized tax benefits recorded to occur within the next 12 months.
The Tax Cuts and Jobs Act of 2017, signed into law in late December 2017, made sweeping changes to provisions of the Code applicable to businesses. The CARES Act, signed into law in March 2020, made additional changes to provisions on the Code applicable to the businesses. The Inflation Reduction Act, signed into law in August 2022 also made changes to the Code applicable to businesses. Management has reviewed these statutory changes and determined that the impact to the Company’s consolidated financial statements is not material.
18. SEGMENT DISCLOSURE
The Company’s reportable segments during the years ended December 31, 2024 and 2023 consist of three types of commercial real estate properties, namely, office, hotel and multifamily, as well as a segment for the Company’s lending business. Management internally evaluates the operating performance and financial results of the segments based on net operating income. The Company also has certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in Note 2.
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
The Company’s chief operating decision maker (“CODM”) is the Company’s executive management team, comprised of the Chief Executive Officer, Chief Investment Officer, Chief Financial Officer, and the 1st Vice President for portfolio oversight of CIM.
The CODM evaluates performance and allocates resources based on segment net operating income (loss). All expense categories on the statement of operations are significant and there are no other significant segment expenses that would require

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
disclosure. The CODM uses net operating income (loss) to make key operating decisions, such as identifying attractive investment opportunities, evaluating underwriting standards, determining the appropriate level of leverage to enhance returns on equity and deciding on the sources of financing.
The net operating income (loss) of the Company’s segments for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Office (1):
Revenues	$54,283	$55,033
Property expenses:
Operating	26,608	25,731
General and administrative	719	344
Total property expenses	27,327	26,075
Income (loss) from unconsolidated entities	462	(582)
Segment net operating income—office	27,418	28,376
Hotel:
Revenues	39,407	41,096
Property expenses:
Operating	27,807	27,959
General and administrative	148	33
Total property expenses	27,955	27,992
Segment net operating income—hotel	11,452	13,104
Multifamily (1):
Revenues	19,515	11,224
Property expenses:
Operating	13,547	8,803
General and administrative	168	661
Total property expenses	13,715	9,464
(Loss) income from unconsolidated entities	(1,268)	155
Segment net operating income—multifamily	4,532	1,915
Lending:
Revenues	10,756	11,458
Lending expenses:
Interest expense	3,283	3,692
Expense reimbursements to related parties—lending segment	2,571	2,579
General and administrative	1,702	1,628
Total lending expenses	7,556	7,899
Segment net operating income—lending	3,200	3,559
Total segment net operating income	$46,602	$46,954

(1)Beginning in the quarter ended December 31, 2024, the Company reclassified its investment in the 4750 Wilshire JV to include income from the investment in the multifamily segment from its previous classification in the office segment. This change corresponded with the 4750 Wilshire JV’s substantial completion of the 4750 Wilshire Project. In the above table, the Company’s income earned from its investment in the 4750 Wilshire JV prior to October 1, 2024 is included within the

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
office segment and its income earned from its investment in the 4750 Wilshire JV subsequent to October 1, 2024 is included within the multifamily segment. In addition, beginning in the quarter ended December 31, 2024, the Company reclassified its consolidated property located at 4750 Wilshire Boulevard (Backlot) in Los Angeles, California to include the property it in the multifamily segment, from its previous classification in the office segment. In the above table, activity related to 4750 Wilshire Boulevard (Backlot) occurring prior to October 1, 2024 is included within the office segment and such activity subsequent to October 1, 2024 is included within the multifamily segment. In the above table, activity related to both the 1910 Sunset JV and 1015 N Mansfield JV are included within the office segment, while activity related to the 1902 Park JV is included in the multifamily segment.
A reconciliation of the Company’s segment net operating income to net income attributable to the Company for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Total segment net operating income	$46,602	$46,954
Interest and other income	551	447
Asset management and other fees to related parties	(1,797)	(2,627)
Expense reimbursements to related parties—corporate	(2,281)	(2,342)
Interest expense	(33,589)	(31,406)
General and administrative	(4,267)	(5,453)
Transaction costs	(1,382)	(4,421)
Depreciation and amortization	(27,373)	(52,484)
Loss on early extinguishment of debt	(1,416)	—
Gain on sale of real estate	—	1,104
(Loss) income before provision for income taxes	(24,952)	(50,228)
Provision for income taxes	(798)	(1,228)
Net (loss) income	(25,750)	(51,456)
Net loss (income) attributable to noncontrolling interests	575	2,971
Net (loss) income attributable to the Company	$(25,175)	$(48,485)
The condensed assets for each of the segments as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
	(in thousands)
Condensed assets:
Office	$421,438	$419,443
Hotel	108,963	95,998
Multifamily	279,308	278,492
Lending	71,192	76,374
Non-segment assets	8,654	20,893
Total assets	$889,555	$891,200

(1)Beginning in the quarter ended December 31, 2024, the Company reclassified its consolidated property located at 4750 Wilshire Boulevard (Backlot) in Los Angeles, California to include the property it in the multifamily segment, from its previous classification in the office segment. In the above table, the assets related to 4750 Wilshire Boulevard (Backlot) as of December 31, 2024 and 2023 are included in with Multifamily and Office, respectively.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023
and for the Years Ended December 31, 2024 and 2023 (Continued)
19. SUBSEQUENT EVENTS
On January 31, 2025, the Company entered into a modification agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender (the “Fifth Modification Agreement”) pursuant to which the credit facility’s maturity date was extended from January 31, 2025 to March 31, 2025. As of the date of the Fifth Modification Agreement, the remaining aggregate principal balance outstanding under the 2022 Credit Facility was $15.0 million.
On February 14, 2025, the Company and a lender entered into a $5.0 million first lien mortgage loan agreement secured by the Company’s property at 8944 Lindblade Street in Los Angeles, California.

Schedule III—Real Estate and Accumulated Depreciation
December 31, 2024
(in thousands)

		Initial Cost		Net Improvements (Write-Offs) Since Acquisition	Gross Amount at Which Carried (3)
Property Name, City and State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Acc. Deprec.	Year Built / Renovated	Year of Acquisition
Office
3601 S Congress Avenue (1)
Austin, TX	$—	$9,569	$18,593	$15,583	$9,569	$34,176	$43,745	$11,551	1918 / 2001 & 2020	2007
1 Kaiser Plaza
Oakland, CA	97,100	9,261	113,619	13,802	9,261	127,421	136,682	58,081	1970 / 2008	2008
2 Kaiser Plaza Parking Lot (1)
Oakland, CA	—	10,931	110	3,585	10,931	3,695	14,626	—	N/A	2015
11600 Wilshire Boulevard (3)
Los Angeles, CA	—	3,477	18,522	2,641	3,477	21,163	24,640	8,409	1955	2010
11620 Wilshire Boulevard (3)
Los Angeles, CA	—	7,672	51,999	8,917	7,671	60,916	68,587	24,271	1976	2010
4750 Wilshire Boulevard
Los Angeles, CA	—	4,000	—	283	4,000	283	4,283	—	1984 / 2014	2014
Lindblade Media Center
Los Angeles, CA	—	6,341	11,568	775	6,341	12,343	18,684	3,620	1930 & 1957 / 2010	2014
1037 N Sycamore
Los Angeles, CA	—	1,839	1,094	136	1,839	1,230	3,069	119	2000 / 2021	2021
1130 Howard Street (1)
San Francisco, CA	—	8,290	10,480	(47)	8,290	10,433	18,723	1,995	1930 / 2016 & 2017	2017
9460 Wilshire Boulevard (3)
Los Angeles, CA	—	52,199	76,730	6,986	52,199	83,716	135,915	14,993	1959 / 2008	2018
1021 E 7th Street
Austin, TX	—	4,979	733	(189)	4,979	544	5,523	148	1972 / 2001	2020
3101 S Western Avenue
Los Angeles, CA	—	2,279	—	1,368	2,279	1,368	3,647	1	N/A	2022
3022 S Western Avenue
Los Angeles, CA	—	5,638	156	1,594	5,638	1,750	7,388	20	N/A	2022
1007 E 7th Street
Austin, TX	—	1,866	6	249	1,866	255	2,121	1	1920	2022
3109 S Western Avenue
Los Angeles, CA	—	712	2	207	712	209	921	—	N/A	2022
Channel House
Oakland, CA	87,000	17,214	103,553	175	17,208	103,728	120,936	6,141	2021	2023
1150 Clay
Oakland, CA	67,000	16,643	115,828	270	16,623	116,098	132,721	6,870	2021	2023
F3 Land Site
Oakland, CA	—	251	—	41	250	41	291	—	N/A	2023
466 Water Street Land Site
Oakland, CA	—	2,505	—	151	2,500	151	2,651	—	N/A	2023

Hotel
Sheraton Grand Hotel
Sacramento, CA	84,346	3,498	107,447	20,854	3,498	128,301	131,799	45,380	2001	2008
Sheraton Grand Hotel Parking & Retail (4)
Sacramento, CA	—	6,551	10,996	286	6,551	11,282	17,833	3,991	2001	2008
	$335,446	$175,715	$641,436	$77,667	$175,682	$719,103	$894,785	$185,591

(1)These properties collateralize the revolving credit facility, which had a $15.0 million outstanding balance as of December 31, 2024.
(2)The aggregate gross cost of property included above for federal income tax purposes approximates $1.0 billion (unaudited) as of December 31, 2024.
(3)Collectively, these properties collateralize a secured fixed rate mortgage, which had a $105.0 million outstanding balance as of December 31, 2024.
(4)This property also collateralizes the Sheraton Grand Hotel’s variable rate mortgage, which has a $84.3 million outstanding balance as of December 31, 2024.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2024
(in thousands)
The following table reconciles the Company’s investments in real estate from January 1, 2023 to December 31, 2024:

	Year Ended December 31,
	2024	2023
	(in thousands)
Investments in Real Estate
Balance, beginning of period	$868,878	$660,413

Additions:
Improvements	29,329	10,969
Property acquisitions	—	255,993
Deductions:
Asset sales	—	(49,484)
Retirements	(3,422)	(9,013)
Balance, end of period	$894,785	$868,878
The following table reconciles the accumulated depreciation from January 1, 2023 to December 31, 2024:

	Year Ended December 31,
	2024	2023
	(in thousands)
Accumulated Depreciation
Balance, beginning of period	$(164,116)	$(158,407)

Additions: depreciation	(24,897)	(22,384)
Deductions:
Assets held for sale	—	—
Asset sales	—	7,662
Retirements	3,422	9,013
Balance, end of period	$(185,591)	$(164,116)

Schedule IV—Mortgage Loans on Real Estate
December 31, 2024
(dollars in thousands, except footnotes)

												Principal
												Amount of
												Loans Subject
Geographic	Number						Final			Carrying		to Delinquent
Dispersion of	of	Size of Loans					Maturity			Amount of		Principal or
Collateral	Loans	From	To	Interest Rate			Date Range			Mortgages		“Interest”

SBA 7(a) Loans - States 2% or greater (1) (2):
Ohio	20	$30	$800	9.00%	to	10.75%	07/28/41	—	12/12/49	$9,294		$—
Texas	20	$20	$840	9.00%	to	10.75%	07/13/34	—	03/29/49	7,406		—
West Virginia	8	$50	$960	9.00%	to	10.75%	05/07/46	—	11/06/49	3,491		—
Michigan (3)	10	$20	$930	9.00%	to	10.25%	03/27/38	—	12/18/48	3,300		—
Florida	10	$90	$740	9.25%	to	10.75%	06/29/32	—	06/27/49	3,010		—
Pennsylvania	6	$290	$650	9.50%	to	10.75%	03/05/40	—	10/26/49	2,894		—
Indiana	5	$100	$920	9.50%	to	10.50%	05/17/41	—	08/26/46	2,052		—
Louisiana	5	$60	$1,010	9.00%	to	10.75%	11/22/31	—	12/07/48	1,974		—
Kentucky	6	$60	$430	9.75%	to	10.75%	03/11/33	—	05/08/48	1,600		—
New York	5	$110	$700	10.00%	to	10.75%	02/11/47	—	02/28/50	1,579		—
New Mexico	4	$80	$750	9.00%	to	10.75%	11/17/34	—	04/19/48	1,315		—
California	2	$450	$850	9.25%	to	9.50%	09/27/48	—	11/22/49	1,299		—
Illinois	7	$10	$280	9.75%	to	10.75%	09/08/39	—	10/26/47	1,246		—
Mississippi	3	$120	$620	9.75%	to	10.75%	11/04/36	—	11/17/49	1,244		—
North Carolina	4	$100	$720	9.75%	to	10.50%	11/25/44	—	04/25/47	1,207		—
Colorado	4	$260	$330	9.00%	to	10.25%	02/17/41	—	10/19/49	1,168		—
Washington	1	$1,120	$1,120	9.50%	to	9.50%	10/12/48	—	10/12/48	1,125		—
Other	42	$10	$550	8.75%	to	10.75%	07/27/25	—	12/26/49	10,183		—
Government guaranteed portions (4)										1,494		—
SBA 7(a) loans, subject to secured borrowings (5)										1,361		—
Current expected credit losses										(2,032)		—
	162									$56,210	(6)	$—

(1)Includes $1,369,000 of loans with subordinate lien positions.
(2)Interest rates are variable at spreads over the prime rate unless otherwise noted.
(3)Includes a loan with a retained face value of $116,000 and a fixed interest rate of 9.00%.
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
(6)For Federal income tax purposes, the aggregate cost basis of the Company’s loans was approximately $55.8 million (unaudited).

Schedule IV—Mortgage Loans on Real Estate (Continued)
December 31, 2024
(in thousands)

	Year Ended December 31,
	2024	2023
Balance, beginning of period	$57,005	$62,547

Additions during period:
New loans	40,255	45,188
Other - deferral of loan origination costs	806	742
Other - bad debt recovery	(352)	125
Other - accretion of loan discounts, net of amortization of deferred origination costs	1,397	1,643

Deductions during period:
Collections of principal	(12,484)	(16,843)
Cost of mortgages sold, net	(30,417)	(35,614)
Other - adoption of ASU 2016-13 (1)	—	(783)
Other - bad debt expense	—	—
Balance, end of period	$56,210	$57,005

(1)Effective January 1, 2023, the Company adopted ASU 2016-13 and recorded a cumulative adjustment of $783,000 representing a non cash transaction.