Form 10-K/A
period 2024-12-31
Creative Media & Community Trust Corp
filed 2025-04-30
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-13610
CREATIVE MEDIA & COMMUNITY TRUST CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Maryland				75-6446078
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)
5956 Sherry Lane	Suite 700,	Dallas,	Texas	75225
(Address of Principal Executive Offices)				(Zip Code)
(972)				349-3200
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, $0.001 Par Value	CMCT	Nasdaq Capital Market
Common Stock, $0.001 Par Value	CMCT	Tel Aviv Stock Exchange
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of April 14, 2025, the registrant had outstanding 754,607 shares of common stock, par value $0.001 per share.

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Creative Media & Community Trust Corporation (the “Company,” “we,” “us” or “our”) for the year ended December 31, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2025 (the “Original Form 10-K”).
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

Important Note

On January 6, 2025, the Company effected a 1-for-10 reverse stock split (the “January Reverse Stock Split”) on its common stock, par value $0.001 per share (“Common Stock”). On April 15, 2025, the Company effected a 1-for-25 reverse stock split (the “April Reverse Stock Split”) on its Common Stock. Unless otherwise specified, all Common Stock and per share of Common Stock amounts set forth in this Amendment have been adjusted to give retroactive effect to both the January Reverse Stock Split and the April Reverse Stock Split.

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

Name	Age	Position
Douglas Bech	79	Director (independent)
John Hope Bryant	59	Director (independent)
Marcie Edwards	68	Director (independent)
Shaul Kuba	62	Director
Richard Ressler	66	Director and Chairman of the Board
Avraham Shemesh	63	Director
Elaine Wong	45	Director (independent)

Douglas Bech has served as a director of the Company since March 2014, and since 1997 as founder and chief executive officer of Raintree Resorts International ("Raintree"), a private enterprise engaged in vacation ownership and resort operations in Mexico, the United States and Canada. Prior to founding Raintree, Mr. Bech practiced securities and corporate finance law from 1970 to 1997. Mr. Bech also served as a director of J2 Global, Inc. from November 2000 to October 2021 and from August 1988 through November 2000, he served as a director of eFax.com, a company J2 Global, Inc. acquired in November 2000. In October 2021 Mr. Bech was appointed non-executive chairman of the board of directors of Consensus Cloud Solutions, Inc., a company which was spun off to the J2 (now renamed Ziff-Davis) shareholders. Mr. Bech also served as presiding independent director of HollyFrontier Corporation from July 2011 until May 2021, when Mr. Bech retired from its board of directors. Mr. Bech had previously served as a director of Frontier Oil Corporation from 1993 until its merger with Holly Corporation in July 2011. Mr. Bech also served, from 2014 until February 1, 2016, as an independent trust manager of Moody National REIT II, Inc., a registered, non-traded real estate investment trust that acquires limited service hotels in the United States. Mr. Bech’s previous work as a securities and corporate finance lawyer, as a director of other diverse public companies, and his experience as a chief executive officer of a multi-national enterprise provides expertise on corporate governance, legal matters and finance, as well as a general business management perspective to the Board.

John Hope Bryant has served as a director of the Company since November 2022. John Hope Bryant is an American entrepreneur, prominent thought leader, author, philanthropist, and a leading expert in financial literacy and economic inclusion. Referred to as the “conscience of capitalism” by numerous Fortune 500 CEOs, Bryant is the founder, chairman, and chief executive officer of Operation HOPE, Inc. the Nation’s largest nonprofit provider of financial literacy services for youth and adults. Bryant is also chairman and chief executive officer of John Hope Bryant Enterprises, Bryant Group Ventures and Bryant Group Advisors. Until June 2024, he was the executive chairman of The Promise Homes Company, which is the largest for-profit minority-controlled owner of institutional-quality, single-family residential rental homes in the United States. John Hope Bryant is responsible for financial literacy becoming the official policy of the U.S. federal government. He is the only American citizen to ever inspire the renaming of a building on the White House campus; from the U.S. Treasury Annex Building to the Freedman’s Bank Building, in honor of Lincoln’s unfinished work to teach freed slaves about money, in 1865. Named to the prestigious Forbes BLK50 List in December 2024 and TIME Magazine’s inaugural The Closers List, recognizing 18 global leaders working to close the racial wealth gap, Bryant has dedicated his career to transforming economic systems for underserved communities and ensuring inclusive growth in the AI-driven future. He is a CNBC contributor, host of the iHeart Radio podcast, “Money and Wealth with John Hope Bryant,” a member of the CNBC Global Financial Wellness Council and the CNBC CEO Council, and a best-selling author of six books, including Financial Literacy For All, released April 2024. He is one of the only bestselling authors on economics and business leadership in the world today who is African American. Mr. Bryant was selected to serve as a director because of his experience as an entrepreneur and a real estate investor, his leadership skill and his deep connections to the community, all of which are expected to bring valuable insight to the Board.

Marcie Edwards has served as a director of the Company since her appointment by our Board on February 11, 2021. Ms. Edwards served as the general manager of the Los Angeles Department of Water and Power (LADWP) from 2014 to 2017. In that capacity, she managed a city agency with an annual budget of more than $6 billion and approximately 10,000 employees. As part of her role at LADWP, she served as a member of the board of the Water and Power Employees’ Retirement Plan, overseeing more than $12 billion in investments. Prior to her tenure at LADWP, Ms. Edwards was the city manager of the City of Anaheim from 2013 to 2014, overseeing an annual budget of more than $1 billion with approximately 3,000 employees, including a fire department, a police department, and a public utility company. From 2000 to 2012, Ms. Edwards was the utility general manager of Anaheim Public Utilities and, prior to 2000, Ms. Edwards spent almost 25 years with LADWP in a variety of positions. From 2019 to 2021, she was chair to the California Wildfire Safety Advisory Board as a gubernational appointee. Ms. Edwards served as a board member of S&C Electric Company in Chicago and a member of its audit committee from 2019 and 2021, respectively, until 2024. In 2019, Ms. Edwards was invited to serve a five-year assignment on the Southern California Gas Company’s Advisory Safety Council, which concluded in December 2024. Ms. Edwards has a Master in Public Administration degree from the University of LaVerne. Ms. Edwards’ extensive experience in public administration provides the Board with a strong resource on a variety of important strategic matters.

Shaul Kuba has served as a director of the Company since March 2014 and chief investment officer of the Company since March 2023. Mr. Kuba is a co-founder, principal and president of CIM’s Real Asset Services division with more than 30 years of active real estate, infrastructure and lending experience. Since co-founding CIM Group, L.P. in 1994, Mr. Kuba has been an integral part of building CIM Group, L.P.’s platforms. As a principal and head of CIM Group, L.P.’s Development Group, he is actively involved in the development, redevelopment and repositioning of CIM Group, L.P.’s real estate assets. Additionally, Mr. Kuba is instrumental in sourcing new opportunities and establishing and maintaining relationships with national and regional retailers, hospitality brands and restaurateurs. He serves on CIM Group, L.P.’s Investment, Allocation and Real Asset Management Committees and provides guidance on the diverse opportunities across CIM’s platforms. He also serves as an officer of various affiliates of CIM. Prior to CIM Group, L.P., Mr. Kuba was involved in a number of successful entrepreneurial real estate activities including co-founding Dekel Development, a developer of commercial and multifamily properties in Los Angeles. Mr. Kuba was selected to serve as a director because of his significant experience with the real estate development and sourcing new transactions as a result of his experience with CIM Group L.P., including as co-founder thereof, as well as his leadership roles at CIM Group L.P., all of which are expected to bring valuable insight to the Board of Directors.

Richard Ressler has served as director and chairman of the Company since March 2014. Mr. Ressler is the founder and president of Orchard Capital Corporation (“Orchard Capital”), a firm that provides consulting and advisory services to companies in which Orchard Capital or its affiliates invest. Through his affiliation with Orchard Capital, Mr. Ressler serves in various senior capacities with, among others, CIM, a community-focused real estate and infrastructure owner, operator, lender and developer and the indirect parent of CIM Real Estate Finance Management, LLC, the external manager of CIM Real Estate Finance Trust, Inc. (“CMFT”), Orchard First Source Asset Management Holdings, LLC ( “OFSAM Holdings”), a holding company consisting of asset management businesses, including OFS Capital Management, LLC, a registered investment adviser focusing primarily on investments in middle-market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments and other registered investment advisers focusing primarily on investments in broadly syndicated loan, and OCV Management, LLC (“OCV”), an investor, owner and operator of technology companies. Mr. Ressler also serves as a board member for various public and private companies in which Orchard Capital or its affiliates invest. Mr. Ressler served as non-executive chairman of the board of Ziff Davis, Inc. (NASDAQ: ZD), formerly known as j2Global, Inc., from 1997 until May 2022 and as its chief executive officer from 1997 to 2000. In addition, he has also served as the chief executive officer and president and as a director of CMFT, a non-listed REIT operated by an affiliate of CIM that invests in net lease core real estate assets as well as real estate loans and other credit investments, since February 2018, and has served as chairman of its board of directors since August 2018. Mr. Ressler has served as the chairman of the investment risk management committee of CMFT since April 2022 and served as a member of the nominating and corporate governance committee from August 2018 to March 2022. Mr. Ressler served as the chief executive officer, president and a director of CIM

Income NAV, Inc. (“CIM Income NAV”) from February 2018 to December 2021 and as Chairman of the board of directors of CIM Income NAV from August 2018 to December 2021 until CIM Income NAV’s merger with and into CMFT in December 2021. Mr. Ressler served as the chief executive officer, president, and director of Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) from February 2018 and as chairman of its board of directors from August 2018 until CCIT III’s merger with and into CMFT in December 2020. Mr. Ressler also served as a director of Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) from January 2019 until CCIT II’s merger with Peakstone Realty Trust (f/k/a Griffin Realty Trust, Inc. (“GRT”)) in March 2021. The second as a director of Cole Credit Property Trust V, Inc. (“CCPT V”) from January 2019 to October 2019.

Mr. Ressler co-founded CIM Group, L.P. in 1994 and serves as the executive chairman of CIM and as an officer of various affiliates of CIM, including our Administrator and CIM Urban GP. Mr. Ressler co-founded the predecessor of OFSAM Holdings in 2001 and chairs its executive committee. Mr. Ressler co-founded OCV in 2016 and chairs its executive committee. Prior to founding Orchard Capital, from 1988 until 1994, Mr. Ressler served as vice chairman of Brooke Group Limited, the predecessor of Vector Group, Ltd. (NYSE: VGR) and served in various executive capacities at VGR and its subsidiaries. Prior to VGR, Mr. Ressler was with Drexel Burnham Lambert, Inc., where he focused on merger and acquisition transactions and the financing needs of middle-market companies. Mr. Ressler began his career in 1983 with Cravath, Swaine and Moore LLP, working on public offerings, private placements, and merger and acquisition transactions. Mr. Ressler holds a B.A. from Brown University, and J.D. and M.B.A. degrees from Columbia University. Mr. Ressler was selected to serve as a director because of his extensive real estate, business management and finance experience and expertise, in addition to his leadership roles at several public companies, all of which are expected to bring valuable insight to the board of directors.

Avraham Shemesh has served as a director of the Company since March 2014. Mr. Shemesh is a co-founder, principal and president of CIM’s Real Asset Management division with more than 30 years of active real estate, infrastructure and lending experience. Since co-founding CIM Group, L.P. in 1994, Mr. Shemesh has been instrumental in building CIM Group, L.P.’s real estate, infrastructure and debt platforms. He serves on CIM Group, L.P.’s Investment, Allocation, Real Assets Management and Valuation Committees as well as the ICCS, providing guidance on the diverse opportunities available across CIM’s various platforms. Mr. Shemesh is responsible for CIM’s long-time relationships with strategic institutions and oversees teams essential to acquisitions, portfolio management and internal and external communication. He serves as an officer of various affiliates of CIM. In addition, Mr. Shemesh served as a director of CMFT from March 2019 until February 2024. He served as a director of CIM Income NAV from January 2019 to December 2021 when CIM Income NAV merged with CMFT. He also served as the chief executive officer and president and as a director of CCIT II from February 2018, and as chairman of the board of directors of CCIT II from August 2018 until CCIT II’s merger with GRT in March 2021. Until the mergers of such entities with and into CMFT in December 2020, he served as the Chief Executive Officer and as a director of CCPT V beginning in March 2018, as Chairman of the board of directors of CCPT V beginning in August 2018, and as a director of CCIT III beginning in January 2019. Prior to CIM Group, L.P., Mr. Shemesh was involved in a number of successful entrepreneurial real estate activities, including co-founding Dekel Development, a developer of a wide variety of commercial and multifamily properties in Los Angeles. Mr. Shemesh was selected to serve as a director because of his significant experience with the real estate acquisition process and strategic planning as a result of his experience with CIM Group L.P., including as co-founder thereof, as well as his leadership roles at CIM and CMFT, all of which are expected to bring valuable insight to the Board of Directors.

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

Name	Age	Position
David Thompson	61	Chief Executive Officer
Barry N. Berlin	64	Chief Financial Officer and Secretary; Executive Vice President and Treasurer
Shaul Kuba	63	Chief Investment Officer
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

Barry N. Berlin has been chief financial officer and secretary of the Company since August 2022. Mr. Berlin has been the executive vice president and treasurer of the Company since October 2008 and was chief financial officer of the Company’s predecessor from June 1993 to March 2014. He has been Chief Financial Officer of the Company’s wholly-owned subsidiary lending business since 1992 and has been the chief executive officer and chairman of the board of directors of that business since 2020. In addition, Mr. Berlin has served in various finance and accounting roles within CIM Group and its affiliates since 2017 and is currently a managing director of CIM Group, L.P., chief financial officer of CIM Real Assets & Credit Fund, a closed-ended interval fund advised by an affiliate of CIM Group, L.P. that is registered as an investment company under the Investment Company Act of 1940, as amended, chief financial officer of CIM Capital, LLC, the Company’s operator and an investment adviser registered with the Securities and Exchange Commission. Mr. Berlin earned a Bachelor of Science degree in accounting from the University of Florida and is a certified public accountant. Mr. Berlin began his career in public accounting.

Shaul Kuba’s biographical information is set forth above under “Board of Directors.”

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

Statement on Corporate Governance

Governance Principles. The Board has adopted a set of Governance Principles that provides a framework for the governance of the Company. The Company’s Governance Principles may be found on the Company’s website at https://shareholders.creativemediacommunity.com/corporate-overview/corporate-governance in the section entitled “Governance Documents.” Such information is not incorporated by reference in this amendment of the Company's Annual Report on Form 10-K.

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

The Company’s Code of Business Conduct and Ethics may be found on the Company’s website at https://shareholders.creativemediacommunity.com/corporate-overview/corporate-governance in the section entitled “Governance Documents.” Such information is not incorporated by reference in this amendment of the Company's Annual Report on Form 10-K.

Meetings of the Board

The Board held a total of eight meetings during the year ended December 31, 2024. Each director attended at least 75 percent of the aggregate number of Board meetings and the meetings of committees on which he or she served during 2024. Directors are encouraged to attend the annual meeting of stockholders of the Company. The majority of members of our Board virtually attended our 2024 annual meeting of stockholders.

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

Audit Committee. The Company has a standing Audit Committee that oversees the accounting and financial reporting processes as well as legal, compliance and risk management matters. The Audit Committee consists of Ms. Wong (chairman), Mr. Bryant and Ms. Edwards. The Audit Committee is comprised entirely of directors who meet the independence and financial literacy requirements of Nasdaq and applicable SEC rules. See “—Independence of Directors.” In addition, the Board has determined that Ms. Wong qualifies as an “audit committee financial expert” as defined in SEC rules.

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

During 2024, the Audit Committee held five meetings.

The charter for the Audit Committee may be found on the Company’s website at https://shareholders.creativemediacommunity.com/corporate-overview/corporate-governance in the section entitled “Committee Charters.” Such information is not incorporated by reference in this amendment of the Company's Annual Report on Form 10-K.

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
During 2024, the Compensation Committee held two meetings.

The charter for the Compensation Committee may be found on the Company’s website at https://shareholders.creativemediacommunity.com/corporate-overview/corporate-governance in the section entitled “Committee

Charters.” Such information is not incorporated by reference in this amendment of the Company's Annual Report on Form 10-K.

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

During 2024, the Nominating and Corporate Governance Committee held one meeting.

The charter for the Nominating and Corporate Governance Committee may be found on the Company’s website at https://shareholders.creativemediacommunity.com/corporate-overview/corporate-governance in the section entitled “Committee Charters.” Such information is not incorporated by reference in this amendment of the Company's Annual Report on Form 10-K.

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

Identifying and Evaluating Nominees. The Nominating and Corporate Governance Committee may consider those factors it deems appropriate in evaluating director candidates as outlined above. The skills and personality of each director should fit with those of the other directors in building a Board that is effective, collegial and responsive to the needs of the Company. The Nominating and Corporate Governance Committee may consider candidates for the Board from any reasonable source, including current board members, stockholders, professional search firms or other persons. The Nominating and Corporate Governance Committee does not evaluate candidates differently based on who has made the recommendation. The Nominating and Corporate Governance Committee may hire and pay a fee to consultants or search firms to assist in the process of identifying and evaluating candidates; however, no such consultant or search firm was engaged in the year ended December 31, 2024.

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

Based solely upon a review of these reports, and upon representations from certain of such persons, we believe that all SEC ownership reporting requirements applicable to our directors, executive officers and beneficial owners of more than 10% of the common stock of the Company, par value $0.001 per share ("Common Stock"), were satisfied on a timely basis during and with respect to the fiscal year ended December 31, 2024.

Insider Trading Policies and Procedures

We have adopted an Insider Trading Policy governing the trading of our securities by the Company’s officers, directors, employees and certain employees of CIM Group, as well as the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and the Nasdaq listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Background
This Compensation Discussion and Analysis relates to compensation paid to the Company’s named executive officers during fiscal year 2024.
2024 Named Executive Officers
The following individuals were our named executive officers during 2024:

Name	Title
David Thompson	Chief Executive Officer
Barry N. Berlin	Chief Financial Officer and Secretary; Executive Vice President and Treasurer

The Company is externally operated by the Operator, an affiliate of CIM Group, L.P. In addition, CIM Service Provider, LLC (the “Administrator”), a subsidiary of CIM Group, L.P., provides certain administrative services to the Company and its subsidiaries. Mr. Thompson, chief executive officer is employed by an affiliate of the Operator and the Administrator and his compensation is determined by, and paid to him directly by, such affiliate. The Company did not pay Mr. Thompson any compensation in 2024 and 2023. Therefore, the compensation of Mr. Thompson is not discussed in this Compensation Discussion and Analysis.

Mr. Berlin was appointed chief financial officer and secretary of the Company on August 10, 2022. While Mr. Berlin has an employment agreement with the Company as described below under “—Potential Payments Upon Termination or Change in Control,” Mr. Berlin has been jointly employed by the Company and an affiliate of the Operator and the Administrator. In each of 2024 and 2023, Mr. Berlin’s compensation was paid by an affiliate of the Operator and the Administrator. Such affiliate was then reimbursed by the Company. In each of 2024 and 2023, the amount of the reimbursement was based on Mr. Berlin’s time spent working on matters pertaining to the lending business of the Company. In each of 2024 and 2023, such affiliate did not seek reimbursement from the Company for the time that Mr. Berlin spent in his role as Chief Financial Officer of the Company.

Role of Management and the Board in the Compensation Setting Process

Management of the Company and the Board had no role in setting the compensation of Mr. Berlin.

Stockholder Advisory Vote

Because stockholders expressed support for the Company’s executive compensation programs in 2024 by approving such programs, on an advisory basis, and because Mr. Berlin’s terms of employment are governed by the terms of his existing employment agreement, the Compensation Committee did not make any changes to the Company’s executive compensation programs in 2024.

Compensation Policies and Practices in Relation to Risk Management

As of December 31, 2024, the Company had five employees. Accordingly, the Compensation Committee does not believe that the Company’s compensation policies and practices are reasonably likely to have a material adverse effect on the Company.

Use of Independent Compensation Consultant

The Compensation Committee did not engage the services of an independent compensation consultant in 2024.

Determining 2024 Executive Compensation

As described above, Mr. Thompson is employed and paid by an affiliate of the Operator and the Administrator and did not receive any compensation from the Company. Therefore, his compensation is not discussed herein. In each of 2024 and 2023, as described above under “—2024 Name Executive Officers,” Mr. Berlin’s compensation that was attributable to the time that he spent in his role as chief financial officer of the Company was not borne by the Company but by an affiliate of the Operator and the Administrator. Accordingly, the Board did not play a role in determining Mr. Berlin’s compensation.

2024 Base Salary and Annual Cash Incentive

Mr. Berlin’s compensation that was attributable to the time that he spent in his role as chief financial officer of the Company was not borne by the Company but by an affiliate of the Operator and the Administrator as described above under “—2024 Name Executive Officers.” Accordingly, the Board did not play a role in determining Mr. Berlin’s compensation.

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

COMPENSATION COMMITTEE
Douglas Bech, Chairman
Elaine Wong

Summary Compensation Table

The table below sets forth information concerning compensation of each of our named executive officers for the years ended December 31, 2024 and, 2023, respectively. As described in the Compensation Discussion and Analysis, Mr. Thompson is employed by an affiliate of the Operator and the Administrator and his compensation is determined by, and paid to them directly by, such affiliate. The Company did not pay Mr. Thompson any compensation in 2024 or 2023.

Mr. Berlin has been jointly employed by the Company and an affiliate of the Operator and the Administrator. Mr. Berlin has an employment agreement with the Company, which agreement is described below under “—Potential Payments Upon Termination or Change in Control.” Mr. Berlin became the chief financial officer and secretary of the Company in August 2022. In each of 2024 and 2023, Mr. Berlin’s compensation was paid by an affiliate of the Operator and the Administrator. Such affiliate was then reimbursed by the Company based on Mr. Berlin’s time spent working on matters pertaining to the lending business of the Company. The amount of such reimbursement is provided in the table below. In each of 2024 and 2023, such affiliate did not seek reimbursement from the Company for the time that Mr. Berlin spent in his role as chief financial officer of the Company.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation(2)	Total
David Thompson	2024	$—	$—	$—	$—	$—
Chief Executive Officer	2023	$—	$—	$—	$—	$—
Barry N. Berlin	2024	$134,689	$87,392	$—	$6,487	$228,568
Chief Financial Officer and Secretary; Executive Vice President and Treasurer(1), (2)	2023	$87,500	$50,000	$—	$3,833	$141,333
___________________
(1)    Mr. Berlin was appointed chief financial officer and secretary of the Company on August 10, 2022. Please see the disclosure under the first paragraph of “—Summary Compensation Table” regarding the information provided with respect to Mr. Berlin’s position.
(2)    See table below for a breakdown of all other compensation.
All other compensation paid to the Company’s named executive officers in the table above consisted of the following:

Name	Year	Unused Vacation Pay	Tax Qualified 401(k) Plan	Automobile Allowance	Other	Total
Barry N. Berlin	2024	$—	$2,598	$2,540	$1,350	$6,487
	2023	$—	$1,688	$1,650	$495	$3,833
Grants of Plan Based Awards

There were no grants of equity or other plan based awards to our named executive officers during 2024.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards held by our named executive officers as of December 31, 2024.

Option Exercises and Stock Vested in 2023

There were no equity awards that were exercised or vested with respect to our named executive officers during the fiscal year ended December 31, 2024.

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

Assuming all vacation days are taken and all reasonable business expenses have been reimbursed, based on the Company’s best estimate, assuming the applicable scenario occurred on December 31, 2024, the Company would have owed

Mr. Berlin $700,000 (representing two times his annual base salary) if he died or $350,000 (representing his annual base salary) if he became disabled or if the Company terminated his employment without Cause.

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

Year	Summary Compensation Table Total for PEO ($)(1)	Compensation Actually Paid to PEO ($)(1)	Average Summary Compensation Table Total for Other NEOs ($)(2)	Average Compensation Actually Paid to Other NEOs ($)(3)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return:	Net Income (Loss) ($) in thousands)
2024	$—	$—	$227,987	$227,987	$3.72	$(25,750)
2023	$—	$—	$141,333	$141,333	$56.71	$(51,456)
2022	$—	$—	$154,153	$154,153	$69.35	$5,945
___________________
(1)Our PEO for each of 2024, 2023 and 2022 was Mr. Thompson, our current chief executive officer. As discussed under “—Summary Compensation Table” above, Mr. Thompson is employed by an affiliate of the Operator and the Administrator and his compensation is determined by, and paid to them directly by, such affiliate. The Company did not pay Mr. Thompson any compensation in any of the foregoing years.
(2) Our other NEO for 2024 and 2023 is Mr. Berlin and our other NEOs for 2022 are Mr. Berlin, our current chief financial officer and secretary, and Mr. Nathan DeBacker, our prior chief financial officer and secretary. The Company did not pay Mr. DeBacker any compensation in 2022. In each of 2024, 2023 and 2022, Mr. Berlin’s compensation was paid by an affiliate of the Operator and the Administrator. Such affiliate was then reimbursed by the Company based on Mr. Berlin’s time spent working on matters pertaining to the lending business of the Company; during 2022, such reimbursement also included Mr. Berlin’s role as executive vice president and treasurer of the Company from January 1, 2022 to August 10, 2022 (when Mr. Berlin assumed the additional role of chief financial officer and secretary). The amount of such reimbursement is provided in the table above, consistent with the amount reported in the Summary Compensation Table for the applicable year.
(3)    The SCT Amount and the CAP Amounts are the same because Mr. Berlin did not receive any equity awards or pension benefits as part of his compensation and therefore the adjustments provided by the applicable rules adopted by the SEC do not apply to Mr. Berlin’s compensation.
(4)     Pursuant to applicable SEC disclosure rules, assumes $100 was invested on December 31, 2021.

Description of Relationship Between CAP Amounts and cumulative Total Shareholder Return and Net Income

Mr. Berlin became chief financial officer and Secretary of the Company in August 2022. Prior to that Mr. Berlin was not a “named executive officer” of the Company. Upon Mr. Berlin becoming chief financial officer and secretary of the Company, his compensation was no longer charged to the Company for any services that he performed as chief financial officer and secretary of the Company. Further, the Company relies on CIM Group Management, LLC and its affiliates (collectively, "CIM Group") for its accounting and finance functions. As a result, the Company believes that any comparison between CAP Amounts and total shareholder returns or net income is not meaningful.

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

The cash component of each independent director’s compensation is set forth according to the following schedule:

Annual board retainer................................................................................................................	$55,000
Annual audit committee chairman retainer.....................................................................................	$20,000
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

The compensation arrangement for each independent director in 2025 is expected to be substantially the same as the annualized compensation arrangement for the independent directors in 2024, which is set forth in the table below:

Director Compensation in 2024

The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2024:

Name	Fees Earned or Paid in Cash	Share Awards (1)	Total
Douglas Bech	$55,000	$54,786	$108
John Hope Bryant	$55,000	$54,786	$108
Marcie Edwards	$55,000	$54,786	$108
Elaine Wong	$75,000	$54,786	$108
___________________
(1)Represents the grant date fair value of the restricted shares or share options, as the case may be, for purposes of ASC Topic 718, Compensation—Stock Compensation. Each of Mr. Bech, Mr. Bryant, Ms. Edwards and Ms. Wong received a grant of 108 restricted shares of Common Stock on August 6, 2024. The grant date fair value of the restricted shares is based on the per share closing price of our Common Stock on August 6, 2024, which was $507.28. As of December 31, 2024, each of Mr. Bech, Mr. Bryant, Ms. Edwards and Ms. Wong held 108 unvested restricted shares of Common Stock.
Messrs. Kuba, Ressler and Shemesh did not receive any compensation (other than the reimbursement of expenses related to attending meetings of the Board and its committees) for their service as directors in the year ended December 31, 2024.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

If the Company were to grant equity awards to any named executive officers, the timing, terms and restrictions applicable to such grants would be determined by the Compensation Committee. We do not currently grant new awards of stock options, stock appreciation rights or similar option-like instruments. Accordingly, we do not have a specific policy or practice on the timing of such awards in relation to our disclosure of material nonpublic information. In the event we determine to grant such awards, we will evaluate the appropriate steps to take in relation to the foregoing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Directors and Executive Officers

The following table sets forth information regarding the beneficial ownership of our Common Stock, Series A Preferred Stock, $0.001 par value per share (“Series A Preferred Stock”) and Series A1 Preferred Stock, $0.001 par value per share (“Series A1 Preferred Stock”) as of April 14, 2025 by (1) each named executive officer, (2) each current director and (3) all executive officers and directors as a group. In each case, the percent of class owned reflects the number of shares of Common Stock outstanding as of April 15, 2025. As of April 15, 2025 no named executive officer or director of the Company owned any Series D Preferred Stock, $0.001 per value per share (“Series D Preferred Stock”).

	Common Stock			Series A Preferred Stock		Series A1 Preferred Stock
Name of Beneficial Owner	No. of Shares		Percent of Class	No. of Shares	Percent of Class	No. of Shares	Percent of Class
David Thompson	102		*	—	—	—	—
Barry N. Berlin	113		*	—	—	—	—
Richard Ressler	49,908	(1)(2)	6.6%	568,681	14.1%	36,663	0.4%
Avraham Shemesh	49,593	(1)(3)	6.6%	568,681	14.1%	36,663	0.4%
Shaul Kuba	49,593	(1)(3)	6.6%	568,681	14.1%	36,663	0.4%
Douglas Bech	332		*	—	—	—	—
Marcie Edwards	216		*	—	—	—	—
John Hope Bryant	158		*	—	—	—	—
Elaine Wong	189		*	—	—	—	—
Directors and Executive Officers as a group (9 persons)	51,388		6.8%	—	—	—	—
__________________
*    Less than 1%.
(1) CIM Group, LLC is the indirect sole equity member of each of CIM Urban Sponsor, LLC, CIM CMCT MLP, LLC, CIM Capital Real Property Management, LLC. and CIM Capital IC Management, LLC. CIM Capital IC Management, LLC is the investment adviser of CIM Real Assets & Credit Fund. Because of their positions with CIM Group, LLC, Shaul Kuba, Richard Ressler and Avraham Shemesh, the founders of CIM Group, LLC, may be deemed to beneficially own the 37,414 shares of Common Stock and 568,681 shares of Series A Preferred Stock owned directly by CIM CMCT MLP, LLC, the 1,930 shares of Common Stock owned directly by CIM Urban Sponsor, LLC, the 1,584 shares of Common Stock directly owned by CIM Real Assets & Credit Fund and the 8,480 and 36,663 shares of Common Stock and Series A1 Preferred Stock, respectively, owned directly by CIM Capital Real Property Management, LLC. Messrs. Ressler, Shemesh and Kuba have shared voting and investment power over all of these shares. Each of Messrs. Ressler, Shemesh and Kuba disclaims beneficial ownership of all of these shares except to the extent of his pecuniary interest therein.

(2) Mr. Ressler has sole voting and investment power over 500 shares of Common Stock held by a subsidiary of a trust formed by Mr. Ressler for the benefit of his family members.

(3) Each of Messrs. Shemesh and Kuba have shared voting and investment power over 185 shares of Common Stock held by each of their respective family trusts, with respect to which they were grantors.

Beneficial Owners of More than 5% of our Common Stock

The following table sets forth certain information regarding the beneficial ownership of our Common Stock, Series A Preferred Stock and Series A1 Preferred Stock based on filings with the SEC as of April 14, 2025 by each person known by us to beneficially own more than 5% of our Common Stock. In each case, the percent of class owned reflects the number of shares of Common Stock outstanding as of April 15, 2025.

	Common Stock			Series A Preferred Stock		Series A1 Preferred Stock
Name and Address of Beneficial Owner	No. of Shares		Percent of Class	No. of Shares	Percent of Class	No. of Shares	Percent of Class
Richard Ressler(1)	49,908	(2)	6.6%	568,681	14.1%	36,663	0.4%
Avraham Shemesh(1)	49,593	(3)	6.6%	568,681	14.1%	36,663	0.4%
Shaul Kuba(1)	49,593	(3)	6.6%	568,681	14.1%	36,663	0.4%
CIM CMCT MLP, LLC (1)	37,414		5.0%	568,681	14.1%	—	—%
___________________
(1)The business address of Messrs. Ressler, Shemesh and Kuba, for the purposes hereof, and the address of CIM CMCT MLP, LLC, is c/o CIM Group, LLC, 4700 Wilshire Boulevard, Los Angeles, California 90010. CIM Group , LLC is the indirect sole equity member of each of CIM Urban Sponsor, LLC, CIM CMCT MLP, LLC, CIM Capital Real Property Management, LLC and CIM Capital IC Management, LLC. CIM Capital IC Management, LLC is the investment adviser of CIM Real Assets & Credit Fund. Because of their positions with CIM Group, LLC, Shaul Kuba, Richard Ressler and Avraham Shemesh, the founders of CIM Group, LLC, may be deemed to beneficially own the 37,414 shares of Common Stock and 568,681 shares of Series A Preferred Stock owned directly by CIM CMCT MLP, LLC, the 1,930 shares of Common Stock owned directly by CIM Urban Sponsor, LLC, the 1,584 shares of Common Stock directly owned by CIM Real Assets & Credit Fund and the 8,480 and 36,663 shares of Common Stock and Series A1 Preferred Stock, respectively, owned directly by CIM Capital Real Property Management, LLC. Messrs. Ressler, Shemesh and Kuba have shared voting and investment power over all of these shares. Each of Messrs. Ressler, Shemesh and Kuba disclaims beneficial ownership of all of these shares except to the extent of his pecuniary interest therein
(2)     Mr. Ressler has sole voting and investment power over 500 shares of Common Stock held by a subsidiary of a trust formed by Mr. Ressler for the benefit of his family members.
(3) Each of Messrs. Shemesh and Kuba have shared voting and investment power over 185 shares of Common Stock held by each of their respective family trusts, with respect to which they were grantors.

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

For the years ended December 31, 2024 and 2023, the Operator earned asset management fees of $1.8 million and $2.6 million, respectively.

Affiliates of CIM Group (collectively, the “CIM Management Entities”) provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $2.3 million and $2.1 million for the year ended December 31, 2024 and 2023, respectively. The Company also reimbursed the CIM Management Entities $7.7 million and $5.8 million during the year ended December 31, 2024 and 2023, respectively, for onsite management costs incurred on behalf of the Company, which are included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $808,000 and $101,000 for the year ended December 31, 2024 and 2023, respectively, which were capitalized to deferred charges. For the year ended December 31, 2024 and 2023, the CIM Management Entities earned construction management fees of $1.1 million and $308,000, respectively, and were reimbursed $1.7 million and $1.3 million, respectively, for development management reimbursements. The construction management fees and development management reimbursements were capitalized to investments in real estate.

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

In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and/or reimbursement for performing certain services for the Company and its subsidiaries that are not covered by the Base Service

Fee or the incentive fee arrangement in place between May 11, 2020 and January 5, 2022, as the case may be. During the year ended December 31, 2024 and 2023, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, operational and on-going support in connection with the Company’s offering of Preferred Stock. The Company will also reimburse the Administrator for the Company’s share of broken deal expenses that are incurred by the Administrator and its affiliates (i.e., fees and expenses relating to investments that could have been made by the Company but that the Company did not make and/or transactions that could have been executed by the Company but the Company did not consummate, including fees and expenses associated with performing due diligence review and negotiating the terms of such investments or transactions). The Administrator’s compensation is based on the salaries and benefits of the employees of the Administrator and/or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of the Company and its subsidiaries). For both of the years ended December 31, 2024 and 2023, we expensed $2.3 million for such services, which are included in expense reimbursements to related parties—corporate.

The Company is a party to a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC, an affiliate of CIM Group, and our subsidiary, PMC Commercial Lending, LLC. The agreement provides that CIM SBA will provide personnel and resources to the Company and the Company will reimburse CIM SBA Staffing, LLC for the costs and expenses of providing such personnel and resources. For the years ended December 31, 2024 and 2023, the Company incurred expenses related to services subject to reimbursement by the Company under the agreement of $2.6 million for both such years, in both cases included as expense reimbursements to related parties – lending segment.

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

In connection with the offering of the Series A Units, Series A Preferred Stock and Series D Preferred Stock, at December 31, 2024 and 2023, $0.0 and $2.5 million, respectively, was included in deferred costs as reimbursable expenses incurred pursuant to the Master Services Agreement and the then applicable dealer manager agreement with CCO Capital, of which $289,000 and $61,000, respectively, was included in due to related parties. CCO Capital incurred non-issuance specific costs of $606,000 and $623,000 for the year ended December 31, 2024 and 2023, respectively.

At December 31, 2024 and 2023, upfront dealer manager and trailing dealer manager fees of $186,000 and $283,000, respectively, were included in due to related parties. CCO Capital earned upfront dealer manager and trailing dealer manager fees of $546,000 and $1.4 million for the year ended December 31, 2024 and 2023, respectively.

Investments with Affiliates of CIM Group
In February 2022, the Company invested with a CIM-managed separate account (the "1910 Sunset JV Partner"), in an unconsolidated joint venture which purchased an office property in Los Angeles, California for a gross purchase price of approximately $51.0 million, of which the Company initially contributed approximately $22.4 million and the 1910 Sunset JV Partner initially contributed the remaining balance. See Note 2 and Note 4 to the Company's financial statements in its Annual Report on Form 10-K for more information.
In February 2023, the Company and a CIM-managed interval fund (the "1902 Park JV Partner") purchased a multifamily property in the Echo Park neighborhood of Los Angeles, California for a gross purchase price of $19.1 million (excluding transaction costs) (the "1902 Park JV"), with the Company owning a 50% interest. In October 2024, the 1902 Park JV admitted a new third-party co-investor and used part of the net capital contribution of such third party co-investor to satisfy the 1902 Park JV’s mortgage loan in full and the remaining contribution was used to make a distribution of $1.0 million to each of the Company and the 1902 Park JV Partner. Subsequent to this contribution, the Company’s ownership share of the 1902 Park JV was 25.5%. See Note 2 and Note 4 to the Company's financial statements in its Annual Report on Form 10-K for more information.
In October 2023, the Company and a co-investor affiliated with CIM Group acquired from an unrelated third party a 100% fee-simple interest in a plot of land located in the Sycamore media district of Los Angeles, California for a gross purchase price of $18.0 million (excluding transaction costs) (the "1015 Mansfield JV"). The property has a site area of approximately 44,141 square feet and contains a parking garage that has been leased to a third-party tenant. The Company owns 28.8% of the 1015 N Mansfield JV.
During the year ended December 31, 2023, the Company acquired an interest in four assets from entities indirectly wholly owned by a fund that is managed by affiliates of CIM Group for $282.9 million (exclusive of transactions costs). See Note 3 and Note 7 to the Company's financial statements in its Annual Report on Form 10-K for more information.
Other
On May 15, 2019, an affiliate of CIM Group entered into an approximately 11-year lease for approximately 32,000 rentable square feet with respect to a property owned by the Company ("4750 Wilshire"). The lease was amended on August 7, 2019 to reduce the rentable square feet to approximately 30,000 rentable square feet. In February 2023, the Company sold an 80% interest in 4750 Wilshire and now holds its retained 20% interest in the property through an unconsolidated joint venture arrangement between the Company and three co-Investors (the "4750 Wilshire JV"). Prior to the sale, for the three months ended March 31, 2023, the Company recorded rental and other property income related to this tenant of $194,000. For the year ended December 31, 2023, the Company’s share of the income from the tenant earned by the 4750 Wilshire JV was $170,000. For the year ended December 31, 2024, the Company’s share of the income from the tenant earned by the 4750 Wilshire JV was $342,000.

On December 27, 2024, lenders originated a first lien mortgage loan of $105 million (the “Mortgage Loan”) to 9460 Wilshire Blvd (BH) Owner, L.P., CIM/11600 Wilshire (Los Angeles), LP and CIM/11620 Wilshire (Los Angeles), LP (collectively, the “Borrowers”) (the “Loan Agreement”), each of which is a subsidiary the Company. In connection with the Loan Agreement, the Company (in such capacity, the “REIT Guarantor”) and CIM Group Investments, LLC, an affiliate of CIM Group (the “CIM Guarantor,” and, together with the REIT Guarantor, the “Guarantor”), delivered a customary non-recourse carveout guaranty to the lenders (the “Guaranty Agreement”), under which (i) the Company agreed to indemnify the lenders with respect to certain “non-recourse carveout events” and to be fully liable for the Mortgage Loan in certain circumstances (e.g., the voluntary bankruptcy of the Borrowers and other insolvency events (collectively, the “Bankruptcy Events”)) and (ii) the CIM Guarantor is jointly and severally fully liable with the Company for the Mortgage Loan in the case of Bankruptcy Events (collectively, the “Guaranties”). The Guaranty Agreement requires Guarantor to maintain a net worth of no less than $105 million and liquid assets of no less than $6 million, in each case, exclusive of the values of the collateral for the Mortgage Loan, provided that in the event of any partial prepayment or partial defeasance of the Mortgage Loan, the above-referenced net worth and liquidity requirements will be reduced in proportion to the principal amount of the Mortgage Loan that is partially prepaid and/or defeased, as the case may be. The Loan Agreement and the Guaranties contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of these types.

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

Item 14. Principal Accountant Fees and Services
Principal Accounting Firm Fees
Aggregate fees for services rendered to the Company for the years ended December 31, 2024 and 2023 by the Company’s principal accounting firm for such years, Deloitte & Touche, LLP (“Deloitte”), were as follows:

	Year Ended December 31,
Type of Service	2024	2023
Audit fees (1)	$825,470	$749,625
Audit-related fees	—	—
Tax fees	390,357	92,964
All other fees	—	—
Total	$1,215,827	$842,589
___________________
(1)Audit fees consisted of professional services performed in connection with (i) the audit of the Company’s annual financial statements and internal control over financial reporting, (ii) the statutory audits of the financial statements of two subsidiaries of the Company in 2024 and 2023, (iii) the review of financial statements included in its Quarterly Reports on Form 10-Q, (iv) procedures related to consents and assistance with and review of documents filed with the SEC, (v) other services related to (and necessary for) the audit of the Company’s financial statements and (vi) agreed-upon-procedures in 2023 in connection with a securitization completed by a subsidiary of the Company in 2023.

Pre‑Approval Policies

The Audit Committee’s charter requires review and pre-approval by the Audit Committee of all audit and permissible non-audit services provided by our outside auditors. The Audit Committee pre-approved all audit services provided by our outside auditors during fiscal years 2024 and 2023 and the fees paid for such services. The Audit Committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided that any such approvals are presented to the Committee at its next scheduled meeting.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    Exhibits
The following exhibits are filed as part of this Amendment:

Exhibit No.	Description

31.1	Section 302 Officer Certification - Chief Executive Officer
31.2	Section 302 Officer Certification - Chief Financial Officer.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Creative Media & Community Trust Corporation

Dated:	April 30, 2025	By:	/s/ DAVID THOMPSON
David Thompson
Chief Executive Officer

Dated:	April 30, 2025	By:	/s/ Barry N. Berlin
Barry N. Berlin
Chief Financial Officer