Form 10-Q
period 2025-03-31
Creative Media & Community Trust Corp
filed 2025-05-09
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One):
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 1, 2025, the Registrant had outstanding 754,607 shares of common stock, par value $0.001 per share.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

PART I
Financial Information
Item 1.
Financial Statements
CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Investments in real estate, net	$706,537	$709,194
Investments in unconsolidated entities	33,341	33,677
Cash and cash equivalents	19,772	20,262
Restricted cash	29,353	32,606
Loans receivable, net (Note 5)	53,039	56,210
Accounts receivable, net	3,844	4,345
Deferred rent receivable and charges, net	19,341	19,896
Other intangible assets, net	3,488	3,568
Other assets	13,628	9,797
TOTAL ASSETS	$882,343	$889,555
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$512,658	$505,732
Accounts payable and accrued expenses	26,656	32,204
Due to related parties	18,198	14,068
Other liabilities	9,397	10,488
Total liabilities	566,909	562,492
COMMITMENTS AND CONTINGENCIES (Note 15)
REDEEMABLE PREFERRED STOCK: Series A1 cumulative redeemable preferred stock, $0.001 par value; 24,851,185 and 25,045,401 shares authorized as of March 31, 2025 and December 31, 2024, respectively; 913,630 and 913,590 shares issued and outstanding as of both March 31, 2025 and December 31, 2024; liquidation preference of $25.00 per share, subject to adjustment	20,799	20,799
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 31,200,554 and 31,305,025 shares authorized as of March 31, 2025 and December 31, 2024, respectively; 8,820,338 and 4,020,892 shares issued and outstanding, respectively, as of March 31, 2025 and 8,820,338 and 4,125,363 shares issued and outstanding, respectively, as of December 31, 2024; liquidation preference of $25.00 per share, subject to adjustment	100,720	103,326
Series A1 cumulative redeemable preferred stock, $0.001 par value; 24,851,185 and 25,045,401 shares authorized as of March 31, 2025 and December 31, 2024, respectively; 11,327,248 and 8,178,473 shares issued and outstanding, respectively, as of March 31, 2025 and 11,327,248 and 8,372,689 shares issued and outstanding, respectively, as of December 31, 2024; liquidation preference of $25.00 per share, subject to adjustment	202,574	207,387
Series D cumulative redeemable preferred stock, $0.001 par value; 26,991,590 shares authorized as of March 31, 2025 and December 31, 2024; 56,857 and 48,447 shares issued and outstanding, respectively, as of March 31, 2025 and 56,857 and 48,447 shares issued and outstanding, respectively, as of December 31, 2024; liquidation preference of $25.00 per share, subject to adjustment	1,190	1,190
Common stock, $0.001 par value; 900,000,000 shares authorized; 754,607 shares issued and outstanding as of March 31, 2025 and 466,176 shares issued and outstanding as of December 31, 2024	20	119
Additional paid-in capital	1,002,913	994,973
Distributions in excess of earnings	(1,014,372)	(1,002,479)
Total stockholders’ equity	293,045	304,516
Non-controlling interests	1,590	1,748
Total equity	294,635	306,264
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$882,343	$889,555
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUES:
Rental and other property income	$17,220	$18,773
Hotel income	12,134	11,264
Interest and other income	2,941	3,961
Total Revenues	32,295	33,998
EXPENSES:
Rental and other property operating	17,125	17,981
Asset management and other fees to related parties	360	394
Expense reimbursements to related parties—corporate	626	605
Expense reimbursements to related parties—lending segment	659	563
Interest	9,758	8,977
General and administrative	2,181	1,619
Transaction-related costs	26	690
Depreciation and amortization	6,560	6,478
Total Expenses	37,295	37,307
Loss from unconsolidated entities	(1,151)	(326)
LOSS BEFORE PROVISION FOR INCOME TAXES	(6,151)	(3,635)
Provision for income taxes	121	270
NET LOSS	(6,272)	(3,905)
Net loss attributable to non-controlling interests	158	175
NET LOSS ATTRIBUTABLE TO THE COMPANY	(6,114)	(3,730)
Redeemable preferred stock dividends declared or accumulated (Note 11)	(5,484)	(7,759)
Redeemable preferred stock redemptions (Note 11)	(300)	(806)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(11,898)	$(12,295)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$(20.73)	$(125.46)
Diluted	$(20.73)	$(125.46)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	574	98
Diluted	574	98
   The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2024	466,180	$119	12,546,499	$311,903	$994,973	$(1,002,479)	$304,516	$1,748	$306,264
Stock-based compensation expense	—	—	—	—	55	—	55	—	55
Par value adjustment	—	(107)	—	—	107	—	—	—	—
Redemption of Series A1 Preferred Stock paid in Common Stock	96,283	5	(194,216)	(4,813)	4,982	(131)	43	—	43
Dividends to holders of Series A1 Preferred Stock ($0.4425 per share)	—	—	—	—	—	(4,068)	(4,068)	—	(4,068)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Redemption of Series A Preferred Stock paid in Common Stock	192,144	3	(104,471)	(2,606)	2,796	(170)	23	—	23
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(1,393)	(1,393)	—	(1,393)
Net loss	—	—	—	—	—	(6,114)	(6,114)	(158)	(6,272)
Balances, March 31, 2025	754,607	$20	12,247,812	$304,484	$1,002,913	$(1,014,372)	$293,045	$1,590	$294,635

	Three Months Ended March 31, 2024
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2023	91,146	$23	17,858,629	$443,829	$852,476	$(921,925)	$374,403	$2,366	$376,769
Stock-based compensation expense	—	—	—	—	55	—	55	—	55
Common dividends ($0.085 per share)	—	—	—	—	—	(1,937)	(1,937)	—	(1,937)
Issuance of Series A1 Preferred Stock	—	—	853,879	21,246	(2,180)	—	19,066	—	19,066
Redemption of Series A1 Preferred Stock paid in cash	—	—	(24,046)	(595)	52	(24)	(567)	—	(567)
Dividends to holders of Series A1 Preferred Stock ($0.48938 per share)	—	—	—	—	—	(5,251)	(5,251)	—	(5,251)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Redemption of Series A Preferred Stock paid in cash	—	—	(389,506)	(9,698)	831	(776)	(9,643)	—	(9,643)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,491)	(2,491)	—	(2,491)
Net loss	—	—	—	—	—	(3,730)	(3,730)	(175)	(3,905)
Balances, March 31, 2024	91,146	$23	18,298,956	$454,782	$851,234	$(936,151)	$369,888	$2,191	$372,079
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,272)	$(3,905)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	6,634	6,567
Amortization of deferred debt origination costs	735	624
Amortization of premiums and discounts on debt	26	(14)
Unrealized premium adjustment on loans receivable	165	196
Amortization of deferred costs and accretion of fees on loans receivable, net	(160)	(8)
Write-offs of uncollectible receivables	168	411
Loss (gain) on interest rate caps	78	(55)
Deferred income taxes	(24)	13
Stock-based compensation	55	55
Loss from unconsolidated entities	1,151	326
Loans funded, held for sale to secondary market	(3,117)	(5,799)
Proceeds from sale of guaranteed loans	4,588	5,471
Principal collected on loans subject to secured borrowings	12	560
Commitment fees remitted and other operating activity	(104)	(160)
Changes in operating assets and liabilities:
Accounts receivable	372	(1,130)
Other assets	(3,553)	(793)
Accounts payable and accrued expenses	(1,636)	(986)
Deferred leasing costs	(949)	(285)
Other liabilities	(1,091)	658
Due to related parties	4,130	(130)
Net cash provided by operating activities	1,208	1,616
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,316)	(1,690)
Proceeds from sale of real estate, net	—	1,096
Investment in unconsolidated entity	(815)	(530)
Loans funded	(1,200)	(1,934)
Principal collected on loans	3,174	2,665
Net cash used in investing activities	(5,157)	(393)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of revolving credit facilities, mortgages payable, term notes and principal on SBA 7(a) loan-backed notes	(2,594)	(3,615)
Proceeds from revolving credit facilities, term notes and mortgages	9,013	5,000
Payment of principal on secured borrowings	(12)	(560)
Payment of deferred preferred stock offering costs	—	(372)
Payment of deferred debt origination costs	(228)	—
Payment of common dividends	—	(1,937)
Net proceeds from issuance of Preferred Stock	(8)	19,549
Payment of Preferred Stock dividends	(5,965)	(7,651)
Redemption of Preferred Stock	—	(10,223)
Net cash provided by financing activities	206	191
(Continued)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2025	2024
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(3,743)	1,414
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	52,868	44,228
End of period	$49,125	$45,642
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$19,772	$21,307
Restricted cash	29,353	24,335
Total cash and cash equivalents and restricted cash	$49,125	$45,642
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$7,686	$8,636
Federal income taxes paid	$—	$16
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures, tenant improvements and real estate developments	$4,543	$1,514
Other amounts due from Unconsolidated Joint Venture partners included in other assets	$396	$1,445
Accrued preferred stock offering costs	$—	$247
Accrual of dividends payable to common stockholders	$—	$1,937
Accrual of dividends payable to preferred stockholders	$5,423	$2,610
Preferred stock offering costs offset against redeemable preferred stock in permanent equity	$—	$513
Accrued deferred costs	$100	$—
Accrued redeemable preferred stock fees	$183	$246
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)

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
The Company’s common stock, $0.001 par value per share (“Common Stock”), is currently traded on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “CMCT”, and on the Tel Aviv Stock Exchange (the “TASE”) under the ticker symbol “CMCT.” The Company is in the process of voluntarily delisting its Common Stock from the TASE. See Part II Item 5 of this Quarterly Report on Form 10-Q.
On January 6, 2025, the Company effected a 1-for-10 reverse stock split (the “January Reverse Stock Split”) on its Common Stock.
On April 14, 2025, the Company received approval from the Listing Qualifications Department of The Nasdaq Stock Market, LLC to transfer the listing of the Company’s Common Stock from the Nasdaq Global Market to the Nasdaq Capital Market. The transfer of listing became effective on April 17, 2025. The Nasdaq Capital Market is a continuous trading market that operates in substantially the same manner as the Nasdaq Global Market. All companies whose securities are listed on the Nasdaq Capital Market must meet certain financial requirements and adhere to Nasdaq’s corporate governance standards.
On April 15, 2025, the Company effected a 1-for-25 reverse stock split (the “April Reverse Stock Split”) on its Common Stock. Unless otherwise specified, all Common Stock and per share of Common Stock amounts set forth in this Quarterly Report on Form 10-Q have been adjusted to give retroactive effect to both the January Reverse Stock Split and the April Reverse Stock Split.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
For more information regarding the Company’s significant accounting policies and estimates, please refer to “Basis of Presentation and Summary of Significant Accounting Policies” contained in Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2025.
Interim Financial Information—The accompanying interim consolidated financial statements of the Company have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of the Company’s management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)
The Company’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in real estate on the Company’s consolidated financial statements. As of March 31, 2025, the Company has determined that the trust formed for the benefit of the note holders (the “Trust”) for the securitization of the unguaranteed portion of certain of the Company’s SBA 7(a) loans receivable is considered a VIE. Applying the consolidation requirements for VIEs, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. In addition, as of March 31, 2025, the Company has determined that its Unconsolidated Joint Ventures (as defined below) are considered VIEs. Applying the consolidation requirements for VIEs, the Company determined that it is not the primary beneficiary based on its lack of power to direct activities and its obligations to absorb losses and right to receive benefits. Therefore, the Unconsolidated Joint Ventures do not qualify for consolidation. The Company accounts for its investments in Unconsolidated Joint Ventures as equity method investments.
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
Recoverability of Investments in Real Estate—The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Investments in real estate are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the asset. The Company did not recognize any impairment of long-lived assets during the three months ended March 31, 2025 and 2024 (Note 3).
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
March 31, 2025 (Unaudited) – (Continued)
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
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases when collectability is probable and the tenant has taken possession or controls the physical use of the leased asset. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as an incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. As of March 31, 2025 and December 31, 2024, lease incentives of $1.3 million and $3.9 million, respectively, are presented net of accumulated amortization of $1.1 million and $3.6 million, respectively.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)
For the three months ended March 31, 2025 and 2024, the Company recognized rental income as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Rental and other property income
Fixed lease payments (1)	$14,369	$16,348
Variable lease payments (2)	2,851	2,425
Rental and other property income	$17,220	$18,773
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
Collectability of Future Lease Payments
The Company continually reviews whether collection of future lease payments, including any straight-line rent, and current and future operating expense reimbursements from tenants is probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of future lease payments is not probable, the Company will record a reduction to rental and other property income and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of future lease payments is based on the best information available at the time of estimate. The Company does not use a general reserve approach. As of March 31, 2025 and December 31, 2024, the Company had identified certain tenants where collection was no longer considered probable and decreased outstanding receivables by $549,000 and $640,000, respectively.
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
March 31, 2025 (Unaudited) – (Continued)
At inception of a contract with a customer for hotel goods and services, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate.
The Company presents hotel revenues net of sales, occupancy, and other taxes.
Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 17 (in thousands):

	Three Months Ended March 31,
	2025	2024
Hotel properties
Hotel income	$12,134	$11,264
Rental and other property income	520	490
Interest and other income	27	100
Hotel revenues	$12,681	$11,854
Tenant recoveries outside of the lease agreements
Tenant recoveries outside of the lease agreements are related to construction projects in which the Company’s tenants have agreed to fully reimburse the Company for all costs related to construction. These services include architectural, permit expediter and construction services. At inception of the contract with the customer, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate. While these individual services are distinct, in the context of the arrangement with the customer, all of these services are bundled together and represent a single package of construction services requested by the customer. The Company satisfies its performance obligation and recognizes revenues associated with these services over time as the construction is completed. No such amounts were recognized for tenant recoveries outside of the lease agreements for each of the three months ended March 31, 2025 and 2024. As of March 31, 2025, there were no remaining performance obligations associated with tenant recoveries outside of the lease agreements.
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
Pursuant to the SBA 7(a) Program, the Company sells the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by the Company is recorded at fair value and a discount is recorded as a reduction in basis of the retained portion of the loan. Unamortized retained loan discounts were $7.5 million and $7.9 million as of March 31, 2025 and December 31, 2024, respectively.
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
Current Expected Credit Losses—The current expected credit losses (“CECL”) required under Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments Credit Losses, and subsequent amendments (“ASU 2016-13”) reflects the Company’s estimate of potential credit losses related to the Company’s loans receivable included in the consolidated balance sheets. While ASU 2016-13 does not require any particular method for determining CECL, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the credit loss model have some amount of loss reserve to reflect the GAAP principal underlying the credit loss model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)
The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost. As of March 31, 2025 and December 31, 2024, the Company had a total CECL of $2.1 million and $2.0 million, respectively.
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

The Company generally assigns a risk rating of “1” to all newly originated loans (generally within one year of origination) due to lack of management experience and/or lack of adequate historical debt coverage at the origination date.
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
March 31, 2025 (Unaudited) – (Continued)
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
As of March 31, 2025 and December 31, 2024, deferred rent receivable and charges consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Deferred rent receivable	$12,300	$12,931
Deferred leasing costs, net of accumulated amortization of $5,164 and $11,870, respectively	6,341	6,351
Deferred financing costs, net of accumulated amortization of $2,704 and $2,654, respectively	700	614
Deferred rent receivable and charges, net	$19,341	$19,896

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
March 31, 2025 (Unaudited) – (Continued)
expenses during the reporting period. The Company bases such estimates on historical experience, information available at the time, and assumptions the Company believes to be reasonable under the circumstances at such time. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements—In August 2023, the FASB issued ASU No. 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 applies to the formation of a joint venture and requires a joint venture to initially measure all contributions received upon its formation at fair value. The guidance is intended to reduce diversity in practice and provide users of joint venture financial statements with more decision-useful information. The amendments are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. The adoption of ASU 2023-05 did not impact the Company’s financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The adoption of ASU No. 2023-07 has not impacted the Company’s financial statements but has resulted in incremental disclosures, which are included within Note 17 — Segment Disclosure.
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
3. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Land	$175,682	$175,682
Land improvements	5,863	5,863
Buildings and improvements	651,193	636,525
Furniture, fixtures, and equipment	12,234	12,844
Tenant improvements	16,116	26,942
Work in progress	24,983	36,929
Investments in real estate	886,071	894,785
Accumulated depreciation	(179,534)	(185,591)
Net investments in real estate	$706,537	$709,194
For the three months ended March 31, 2025 and 2024, the Company recorded depreciation expense of $5.9 million and $5.8 million, respectively.
2025 and 2024 Transactions and Assets Held for Sale—There were no acquisitions or dispositions during the three months ended March 31, 2025 and 2024.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)
4. INVESTMENT IN UNCONSOLIDATED ENTITIES
The following table details the Company’s equity method investments in its Unconsolidated Joint Ventures. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (dollars in thousands):

				Ownership Interest	Carrying Value
Joint Venture	Asset Type	Location	Acquisition Date	March 31, 2025	March 31, 2025	December 31, 2024
1910 Sunset Boulevard (1)	Office / Multifamily (Development)	Los Angeles, CA	February 11, 2022	44.2%	$13,260	$12,898
4750 Wilshire Boulevard (2)	Office / Multifamily	Los Angeles, CA	February 17, 2023	20.0%	7,455	8,622
1902 Park Avenue (3)	Multifamily	Los Angeles, CA	February 28, 2023	25.5%	5,775	5,730
1015 N Mansfield Avenue (4)	Office (Development)	Los Angeles, CA	October 10, 2023	28.8%	6,851	6,427
Total investments in unconsolidated entities					$33,341	$33,677
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
(4)1015 N Mansfield Avenue is an office building with a 44,141 square foot site area and a parking garage. The site is being evaluated for different development options, including creative office or other commercial space. As of March 31, 2025, this property was in pre-development phase and the Company has not finalized the formal development plan for the property.
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
The 1910 Sunset JV has begun construction to build 36 multifamily units on the 1915 Park Avenue land parcel adjacent to the office building (the “1915 Park Project”). The 1915 Park Project is expected to be completed by the third quarter of 2025. The 1910 Sunset JV plans to finance the project through a combination of cash from operations at its office property, additional equity contributions from existing investors, and proceeds from a mortgage loan from a third-party lender (which has a balance of $2.7 million as of March 31, 2025 and total borrowing availability of $9.4 million). As of March 31, 2025, the 1910 Sunset JV had incurred total costs of $9.8 million in connection with the 1915 Park Project.
4750 Wilshire Boulevard— In February 2023, three co-investors (the “4750 Wilshire JV Partners”) acquired an 80% interest in a property owned by a subsidiary of the Company located at 4750 Wilshire Boulevard in Los Angeles, California (“4750 Wilshire”) for a gross sales price of $34.4 million (excluding transaction costs). The Company retained a 20% interest in 4750 Wilshire through an Unconsolidated Joint Venture arrangement between the Company and the 4750 Wilshire JV Partners (the “4750 Wilshire JV”). The goal of the 4750 Wilshire JV was to convert two of the three floors of 4750 Wilshire from office-use into 68 for-lease multifamily units (the “4750 Wilshire Project”), with the first floor of 4750 Wilshire continuing to function as 30,335 square feet of office space. The 4750 Wilshire Project was substantially completed in September 2024. The 4750 Wilshire JV has commenced leasing of the multifamily units. The 4750 Wilshire Project which was financed by a combination of equity contributions from the 4750 Wilshire JV Partners and a third-party construction loan, secured by 4750 Wilshire, which closed in March 2023 and had a balance of $37.4 million as of March 31, 2025 (with total borrowing availability of $38.5 million) (the “4750 Wilshire Construction Loan”). The Company provided a limited guarantee to the lender under the

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)
4750 Wilshire Construction Loan. As of March 31, 2025, total costs of $28.0 million had been incurred by the 4750 Wilshire JV in connection with the 4750 Wilshire Project.
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
The Company recorded a loss of $1.2 million and $326,000 related to its investment in the Unconsolidated Joint Ventures during the three months ended March 31, 2025 and 2024, respectively.
5. LOANS RECEIVABLE
Loans receivable consist of the following (in thousands):

	March 31, 2025	December 31, 2024
SBA 7(a) loans receivable, subject to credit risk	$20,211	$19,306
SBA 7(a) loans receivable, subject to loan-backed notes	32,318	34,930
SBA 7(a) loans receivable, subject to secured borrowings	1,371	1,383
SBA 7(a) loans receivable, held for sale	140	1,494
Loans receivable	54,040	57,113
Deferred capitalized costs, net	1,070	1,129
Current expected credit losses	(2,071)	(2,032)
Loans receivable, net	$53,039	$56,210
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)
Current Expected Credit Losses
CECL reflects the Company’s current estimate of potential credit losses related to loans receivable included in the Company’s consolidated balance sheets as of March 31, 2025 pursuant to ASU 2016-13 as implemented effective January 1, 2023. Refer to Note 2 for further discussion of CECL.
The following table presents the activity in the Company’s CECL for the three months ended March 31, 2025 and March 31, 2024 (dollar amounts in thousands):

Loans Receivable
Current expected credit losses as of December 31, 2024	$2,032
Net adjustment to reserve for expected credit losses	39
Current expected credit losses as of March 31, 2025	$2,071

Current expected credit losses as of December 31, 2023	$1,680
Net adjustment to reserve for expected credit losses	(36)
Current expected credit losses as of March 31, 2024	$1,644
The net adjustments to the reserve for expected credit losses are recognized through net income on the Company’s consolidated statements of operations. During the three months ended March 31, 2025, the Company recorded an increase of $39,000 in its CECL related to its loans receivable, which was recorded in general and administrative expenses in the consolidated statement of operations. During the three months ended March 31, 2024, the Company recorded a decrease of $36,000 in its CECL related to its loan receivable, which is recorded in general and administrative expenses in the consolidated statement of operations.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)
The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans receivable portfolio as of March 31, 2025 by year of origination, loan type and risk rating (dollar amounts in thousands):

		Amortized Cost of Loans Receivable by Year of Origination As of March 31, 2025
	Number of Loans	2025	2024	2023	2022	2021	Prior	Total
Loans by internal risk rating:
1	96	$965	$5,686	$5,150	$3,355	$3,884	$11,504	$30,544
2	58	—	2,753	4,255	4,910	2,254	5,996	$20,168
3	1	—	—	—	—	435	—	$435
4	2	—	—	904	—	—	478	$1,382
5	—	—	—	—	—	—	—	—
Total	157	$965	$8,439	$10,309	$8,265	$6,573	$17,978	$52,529
Plus: SBA 7(a) loans receivable, subject to secured borrowings (1)								1,371
Plus: Deferred capitalized costs, net								1,070
Less: Current expected credit losses								(2,071)
Plus: Held for sale guaranteed portion								140
Total loans receivable, net								$53,039

Weighted average risk rating								1.4
____________________
(1)The Company does not assign a risk rating to its SBA 7(a) loans receivable that are subject to secured borrowings or the government guaranteed portion of loans held for sale. The Company has determined there is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.
Other
As of March 31, 2025 and December 31, 2024, 99.4% and 99.5%, respectively, of the Company’s loans subject to credit risk were concentrated in the hospitality industry. As of March 31, 2025 and December 31, 2024, 95.2% and 92.3%, respectively, of the Company’s loans subject to credit risk were current. The Company classifies loans with negative characteristics in substandard categories ranging from special mention to doubtful. As of March 31, 2025 and December 31, 2024, $3.9 million and $4.8 million, respectively, of loans subject to credit risk were classified in substandard categories.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)
6. OTHER INTANGIBLE ASSETS AND LIABILITIES
A schedule of the Company’s intangible assets and liabilities and related accumulated amortization and accretion as of March 31, 2025 and December 31, 2024 is as follows (in thousands):

	March 31, 2025	December 31, 2024
Intangible assets:
Acquired in-place leases, net of accumulated amortization of $2,890 and $5,195, respectively, with an average useful life of 3 and 6 years, respectively.	$531	$610
Acquired above-market leases, net of accumulated amortization of $37 and $36, respectively, with an average useful life of 0 and 7 years, respectively.	—	1
Trade name and license	2,957	2,957
Total intangible assets, net	$3,488	$3,568
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
During the three months ended March 31, 2025 and 2024, the Company recognized amortization related to its intangible assets and liabilities as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Acquired above-market lease amortization	$1	$2
Acquired in-place lease amortization	$79	$94
A schedule of future amortization and accretion of acquired intangible assets and liabilities as of March 31, 2025, is as follows (in thousands):

Assets
Years Ending December 31,	Acquired In-Place Leases
2025 (Nine months ended December 31, 2025)	$91
2026	123
2027	123
2028	122
2029	72
Thereafter	—
$531

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)
7. DEBT
The following table summarizes the debt balances as of March 31, 2025 and December 31, 2024, and the debt activity for the three months ended March 31, 2025 (in thousands):

		During the Three Months Ended March 31, 2025
	Balances as of December 31, 2024	Debt Issuances & Assumptions	Repayments	Accretion & (Amortization)	Balances as of March 31, 2025
Mortgages Payable:
Fixed rate mortgages payable	$269,100	$—	$—	$—	$269,100
Variable rate mortgage payable	171,346	9,013	—	—	180,359
	440,446	9,013	—	—	449,459
Deferred debt origination costs — Mortgages Payable	(3,995)	(119)	—	517	(3,597)
Total Mortgages Payable	436,451	8,894	—	517	445,862
Secured Borrowings — Government Guaranteed Loans:
Outstanding Balance	1,361	—	(12)	—	1,349
Unamortized premiums	22	—	—	(1)	21
Total Secured Borrowings — Government Guaranteed Loans	1,383	—	(12)	(1)	1,370
Other Debt:
2022 credit facility revolver	1,367	—	—	—	1,367
2022 credit facility term loan	13,633	—	—	—	13,633
Junior subordinated notes	27,070	—	—	—	27,070
SBA 7(a) loan-backed notes	27,857	—	(2,594)	—	25,263
Deferred debt origination costs — other	(733)	(73)	—	168	(638)
Discount on junior subordinated notes	(1,296)	—	—	27	(1,269)
Total Other Debt	67,898	(73)	(2,594)	195	65,426
Total Debt, Net	$505,732	$8,821	$(2,606)	$711	$512,658

Fixed Rate Mortgages Payable—The Company’s fixed rate mortgages payable are non-recourse and are secured by, among other things, first priority deeds of trust, security agreements or other similar security instruments on the fee simple interests in properties underlying such mortgages and assignments of rents receivable. As of March 31, 2025, the Company’s fixed rate mortgages payable had fixed interest rates of 4.14%, 6.25% and 7.41% per annum, with payments of interest only and initial maturity dates of July 1, 2026, June 7, 2025 and January 11, 2030, respectively. In regards to the mortgage payable maturing on June 7, 2025, the Company has a one-year extension option exercisable at its discretion (which the Company intends to exercise).
Variable Rate Mortgage Payable—The Company’s variable rate mortgages payable are non-recourse and are secured by, among other things, first priority deeds of trust, security agreements or other similar security instruments on the Company’s fee simple and leasehold interests in its hotel asset and adjacent parking garage and by a deed of trust on and assignment of rents receivable from a multifamily property. As of March 31, 2025, the Company’s variable rate mortgages payable had a variable interest rate of SOFR plus 3.36%, SOFR plus 4.35% and SOFR plus 3.00%, with monthly payments of interest only, with an initial maturity date of July 7, 2025, January 1, 2027 and February 14, 2027. With regards to the mortgage payable maturing on July 7, 2025 (the “Channel House Mortgage”), the Company has an extension option subject to certain conditions.
The Company has been in discussions with the lender under the Channel House Mortgage, which is non-recourse and has no cross-collateral provisions and is secured by Channel House (a multifamily property in Oakland, California), to

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)
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
Secured Borrowings—Government Guaranteed Loans—Secured borrowings—government guaranteed loans represent sold loans which are treated as secured borrowings because the loan sales did not meet the derecognition criteria provided for in ASC 860-30, Secured Borrowing and Collateral. These loans included cash premiums that are amortized as a reduction to interest expense over the life of the loan using the effective interest method and are fully amortized when the underlying loan is repaid in full. As of March 31, 2025, the Company’s secured borrowings-government guaranteed loans included $349,000 of loans sold for a premium and excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 8.21% at March 31, 2025, and $1.0 million of loans sold for an excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 5.85% at March 31, 2025.
2022 Credit Facility—In December 2022, the Company refinanced its 2018 credit facility and replaced it with a new 2022 credit facility (the “2022 Credit Facility”), entered into with a bank syndicate, that included a $56.2 million term loan (the “2022 Credit Facility Term Loan”) as well as a revolver that originally allowed the Company to borrow up to $150.0 million (the “2022 Credit Facility Revolver”), both of which are collectively subject to a borrowing base calculation. At the time the 2022 Credit Facility was entered into, it was collateralized by six of the Company’s office properties, as well as the Company’s hotel property and adjacent parking garage (the “Hotel Properties”). The 2022 Credit Facility bears interest at (A) the base rate plus 1.50% or (B) SOFR plus 2.60%. As of March 31, 2025, the variable interest rate was 8.42%. The 2022 Credit Facility Revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The 2022 Credit Facility is guaranteed by the Company and the Company is subject to certain financial maintenance covenants. The 2022 Credit Facility originally had a maturity date in December 2025 and provided for two one-year extension options. In December 2024, using proceeds from the closing of a variable rate mortgage on the Hotel Properties and a fixed rate mortgage on three of the Company’s office properties (collectively, “the Refinancings”), the Company repaid $111.7 million on the 2022 Credit Facility Revolver and $42.6 million on the 2022 Credit Facility Term Loan. Following the completion of the Refinancings, the 2022 Credit Facility was secured by three of the Company’s office properties. The 2022 Credit Facility is not cross-collateralized by any other of the Company’s assets. In connection with the Refinancings, the Company recorded a loss on early extinguishment of debt during the year ended December 31, 2024 of $1.4 million related to the write-off of deferred debt origination costs of $1.1 million associated with the 2022 Credit Facility Revolver and $275,000 associated with the 2022 Credit Facility Term Loan. As of both March 31, 2025 and December 31, 2024, there was no amount available for future borrowings.
At the end of the first three quarters of 2024, the Company was not in compliance with a financial covenant under the 2022 Credit Facility. Further, as of December 31, 2024 and March 31, 2025, the Company was not in compliance with two covenants under the 2022 Credit Facility. Such non-compliance events during 2024 constituted events of default under the 2022 Credit Facility. On May 14, 2024, lenders under the 2022 Credit Facility and the Company entered into an agreement (the “First Modification Agreement”) pursuant to which the lenders waived such event of default with respect to the test period ending March 31, 2024. On August 7, 2024, lenders under the 2022 Credit Facility and the Company entered into an agreement (the “Second Modification Agreement”) pursuant to which the lenders waived such event of default with respect to the test period ending June 30, 2024. Simultaneously with the execution of the Second Modification Agreement, the Company made a $4.0 million repayment under the 2022 Credit Facility. On October 24, 2024, lenders under the 2022 Credit Facility and the Company entered into an agreement (the “Third Modification Agreement”) pursuant to which the lenders waived such event of default with respect to the test period ending September 30, 2024, pursuant to which the aggregate commitments under the 2022 Credit Facility were reduced from $206.2 million to $169.3 million, and pursuant to which the lenders under the 2022 Credit facility agreed to release the Hotel Properties in order to facilitate the refinancing of such properties. On December 24, 2024, in connection with the Refinancings, the lenders under the 2022 Credit Facility and the Company entered into an agreement (the “Fourth Modification Agreement”) pursuant to which the lenders agreed to release assets relating to three of the Company’s office buildings located in Los Angeles, California, in order to facilitate a refinancing of such properties, subject to a minimum prepayment of the 2022 Credit Facility in connection with such refinancing. In addition, the Fourth Modification Agreement changed the maturity date of the facility to January 31, 2025, subject to a 2-month extension option. Such extension option was executed on January 31, 2025, pursuant to a modification agreement to the 2022 Credit Facility (the “Fifth Modification Agreement”). On March 27, 2025, the lenders under the 2022 Credit Facility and the Company entered into a modification

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)
agreement (the “Sixth Modification Agreement”), pursuant to which the credit facility’s maturity date was extended from March 31, 2025 to May 31, 2025.
On April 3, 2025 the Company completed the refinancing of an office property in Austin, Texas (see further discussion in Subsequent Events) (the “Austin Refinancing”). The Company used a portion of the proceeds from the Austin Refinancing to repay the 2022 Credit Facility in full and, in connection with such repayment, the 2022 Credit Facility was terminated.
Junior Subordinated Notes—The Company has junior subordinated notes with a variable interest rate which resets quarterly based on the three-month SOFR plus 3.51%, with quarterly interest only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at the Company’s option.
SBA 7(a) Loan-Backed Notes—On March 9, 2023, the Company completed a securitization of the unguaranteed portion of certain of its SBA 7(a) loans receivable with the issuance of $54.1 million of unguaranteed SBA 7(a) loan-backed notes (with net proceeds of approximately $43.3 million, after payment of fees and expenses in connection with the securitization and the funding of a reserve account and an escrow account). The SBA 7(a) loan-backed notes are collateralized by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of the Company’s SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2048, with monthly payments due as payments on the collateralized loans are received. The SBA 7(a) loan-backed notes bear interest at a per annum rate equal to the lesser of (i) 30-day average compounded SOFR plus 2.90% and (ii) prime rate minus 0.35%. As of March 31, 2025, the variable interest rate was 7.15%. The Company reflects the SBA 7(a) loans receivable as assets on its consolidated balance sheet and the SBA 7(a) loan-backed notes as debt on its consolidated balance sheet. The restricted cash on the Company’s consolidated balance sheets included funds related to the Company’s SBA 7(a) loan-backed notes was $3.3 million as of March 31, 2025.
Other—Deferred debt issuance costs, which represent legal and third-party fees incurred in connection with the Company’s borrowing activities, are capitalized and amortized to interest expense on a straight-line or effective interest method over the life of the related loan. Deferred debt issuance costs are presented net of accumulated amortization and are a reduction to total debt.
As of March 31, 2025 and December 31, 2024, accrued interest and unused commitment fees payable of $2.4 million and $1.1 million, respectively, were included in accounts payable and accrued expenses.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)
Future principal payments on the Company’s debt (face value) as of March 31, 2025 are as follows (in thousands):

Years Ending December 31,	Mortgage Payable (1)	Secured Borrowings Principal (2)	2022 Credit Facility (3)	Other (2) (4)	Total
2025 (Nine months ending December 31, 2025)	$154,000	$70	$15,000	$5,855	$174,925
2026	97,100	100	—	8,504	105,704
2027	93,359	107	—	7,235	100,701
2028	—	114	—	3,669	3,783
2029	—	121	—	—	121
Thereafter	105,000	837	—	27,070	132,907
	$449,459	$1,349	$15,000	$52,333	$518,141
______________________
(1)With respect to the $154.0 million of mortgages payable maturing in 2025, each such mortgage payable has a one-year extension option. The extension option for the fixed rate mortgage is at the Company’s discretion and the Company intends to execute such option. In regards to the Channel House Mortgage, see the discussion under Variable Rate Mortgages Payable.
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
(3)The 2022 Credit Facility paid off and terminated in April 2025.
(4)Represents the junior subordinated notes and SBA 7(a) loan-backed notes.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the ordinary course of business, the Company may use certain types of derivative instruments for the purpose of managing or hedging its interest rate risk.
The following table summarizes the terms of the Company’s interest rate cap agreements as of March 31, 2025 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Assets
	Balance Sheet	Amount as of	Strike	Effective	Maturity	as of
	Location	March 31, 2025	Rates (1)	Dates	Dates	March 31, 2025
Interest Rate Caps	Other assets	$175,778	4.5% to 5.75%	5/03/2023 - 12/6/2024	7/07/2025 - 1/1/2027	$30
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
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company has an interest rate cap that is used to manage exposure to interest rate movements but does not meet the requirements to be designated as a hedging instrument. The change in fair value of the derivative instrument that is not designated as a hedge is recorded directly to earnings as interest expense on the accompanying consolidated statements of operations. During the three months ended March 31, 2025 and 2024, the Company recorded an unrealized loss of $78,000 and gain of $55,000, respectively, which was included in interest expense on the accompanying consolidated statements of operations related to its interest rate caps.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)
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

Grant Date (1)	Vesting Date	Restricted Shares of Common Stock - Individual	Restricted Shares of Common Stock - Aggregate
August 2023	August 2024	48	192
August 2024	August 2025	107	428
______________________
(1)Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period, and generally vests based on one year of continuous service. The Company recorded compensation expense related to these restricted shares of Common Stock in the amount of $55,000 and $55,000 for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, there was $73,000 of total unrecognized compensation expense related to restricted shares of Common Stock which will be recognized ratably over the remaining vesting period.
10. EARNINGS PER SHARE ("EPS")
The computation of basic EPS are based on the Company’s weighted average shares outstanding. No shares of Series D Preferred Stock, Series A Preferred Stock, or Series A1 Preferred Stock outstanding as of March 31, 2025 or 2024 were included in the computation of diluted EPS because they had no dilutive effect. Outstanding Series A Preferred Warrants were not included in the computation of diluted EPS for the three months ended March 31, 2025 and 2024 because their impact was either anti-dilutive or such warrants were not exercisable during such periods (Note 12).
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.
The following table reconciles the numerator and denominator used in computing the Company’s basic and diluted per-share amounts for net loss attributable to common stockholders for the three months ended March 31, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(11,898)	$(12,295)
Redeemable preferred stock dividends declared on dilutive shares	—	—
Diluted net loss attributable to common stockholders	$(11,898)	$(12,295)
Denominator:
Basic weighted average shares of Common Stock outstanding	574	98
Effect of dilutive securities—contingently issuable shares	—	—
Diluted weighted average shares and common stock equivalents outstanding	574	98
Net loss attributable to common stockholders per share:
Basic	$(20.73)	$(125.46)
Diluted	$(20.73)	$(125.46)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)
11. REDEEMABLE PREFERRED STOCK
The table below provides information regarding the issuances, reclassifications and redemptions of each class of the Company’s preferred stock in permanent equity during the three months ended March 31, 2025 and 2024 (dollar amounts in thousands):

	Preferred Stock
	Series A1		Series A		Series D		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2023	10,378,343	$256,935	7,431,839	$185,704	48,447	$1,190	17,858,629	$443,829
Issuance of A1 Preferred Stock	853,879	21,246	—	—	—	—	853,879	21,246
Redemption of Series A1 Preferred Stock	(24,046)	(595)	—	—	—	—	(24,046)	(595)
Redemption of Series A Preferred Stock	—	—	(389,506)	(9,698)	—	—	(389,506)	(9,698)
Balances, March 31, 2024	11,208,176	$277,586	7,042,333	$176,006	48,447	$1,190	18,298,956	$454,782

Balances, December 31, 2024	8,372,689	$207,387	4,125,363	$103,326	48,447	$1,190	12,546,499	$311,903
Redemption of Series A1 Preferred Stock paid in Common Stock	(194,216)	(4,813)	—	—	—	—	(194,216)	(4,813)
Redemption of Series A Preferred Stock paid in Common Stock	—	—	(104,471)	(2,606)	—	—	(104,471)	(2,606)
Balances, March 31, 2025	8,178,473	$202,574	4,020,892	$100,720	48,447	$1,190	12,247,812	$304,484
Series A1 Preferred Stock—From June 2022 through September 2024, the Company conducted a public offering with respect to shares of its Series A1 Preferred Stock, par value $0.001 per share with an initial stated value of $25.00 per share, subject to adjustment. As of September 2024, the Company has suspended its offering of Series A1 Preferred Stock.
Shares of Series A1 Preferred Stock issued from June 2022 through May 2024 were recorded in permanent equity at the time of their issuance. With respect to Series A1 Preferred Stock, for shares issued in June 2024 and thereafter, in the event a holder of Series A1 Preferred Stock requests redemption of such shares and such redemption takes place prior to the first anniversary of the date of original issuance, the Company is required to pay such redemption in cash, As a result, net proceeds from the issuance of shares of Series A1 Preferred Stock from June 2024 and through September 2024 were initially recorded in temporary equity at an amount equal to the gross proceeds allocated to such shares of Series A1 Preferred Stock minus the costs specifically identifiable to the issuance of such shares and the non-issuance specific offering costs allocated to such shares. With respect to shares of Series A1 Preferred Stock issued from June 2024 through September 2024, on the first anniversary of the issuance of a particular share of such Series A1 Preferred Stock, the Company will reclassify such shares of Series A1 Preferred Stock from temporary equity to permanent equity as the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of March 31, 2025, the Company had made no such reclassification from temporary equity to permanent equity.
As of March 31, 2025, the Company had issued in registered public offerings 12,040,878 shares of the Series A1 Preferred Stock and received gross proceeds of $298.2 million, and additionally had issued 200,000 shares of Series A1 Preferred Stock as payment for services to CIM Service Provider, LLC (the “Administrator”), for which no cash proceeds were received. In connection with the issuance of shares of Series A1 Preferred Stock, $22.0 million of costs specifically identifiable to the offering of Series A1 Preferred Stock was allocated to the Series A1 Preferred Stock. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $11.9 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of March 31, 2025, the Company had reclassified and allocated $5.0 million from deferred charges to Series A1 Preferred Stock as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
If the net proceeds from the issuance of shares of Series A1 Preferred Stock are less than the redemption value of such shares at the time they were issued, or if the redemption value of such shares subsequently becomes greater than the carrying value of such shares, an adjustment is recorded to increase the carrying amount of such shares to their redemption value as of the balance sheet date. Such adjustment is considered a deemed dividend for purposes of calculating basic and diluted EPS. The Company recorded no redeemable preferred stock deemed dividends related to such adjustments during both the three months ended March 31, 2024 and March 31, 2025.
As of March 31, 2025, there were 9,092,063 shares of Series A1 Preferred Stock outstanding and 3,148,815 shares of Series A1 Preferred Stock had been redeemed. Of the 3,148,815 shares of Series A1 Preferred Stock that have been redeemed,

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)
the redemption of 183,081 shares of Series A1 Preferred Stock were paid in cash (all of which were redeemed at the option of the holders). As of March 31, 2025, the Company had, at its option, redeemed 2,589,606 shares of Series A1 Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, as of March 31, 2025, 376,128 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series A1 In-Kind Redemptions”). The Series A1 In-Kind Redemptions resulted in the aggregate issuance of 288,981 shares of Common Stock.
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
As of March 31, 2025, the Company had issued in registered public offerings 8,251,657 shares of Series A Preferred Stock and 4,603,287 Series A Preferred Warrants and received gross proceeds of $205.4 million and $761,000, respectively, and additionally, had issued 568,681 shares of Series A Preferred Stock as payment for services to the Administrator, for which no cash proceeds were received. In connection with the cumulative issuance of Series A Preferred Stock and Series A Preferred Warrants, $17.0 million and $142,000 of costs specifically identifiable to the offering of the Series A Preferred Stock and Series A Preferred Warrants, respectively, were allocated to the Series A Preferred Stock and Series A Preferred Warrants, respectively. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $11.9 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of March 31, 2025, the Company had reclassified and allocated $1.9 million and $5,000 from deferred charges to Series A Preferred Stock and Series A Preferred Warrants, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
On the first anniversary of the issuance of a particular share of Series A Preferred Stock, the Company reclassifies such share of Series A Preferred Stock from temporary equity to permanent equity as the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of March 31, 2025, the Company had reclassified an aggregate of $199.6 million in net proceeds from temporary equity to permanent equity.
As of March 31, 2025, there were 4,020,892 shares of Series A Preferred Stock outstanding and 4,799,446 shares of Series A Preferred Stock had been redeemed. Of the 4,799,446 shares of Series A Preferred Stock that have been redeemed, the redemption of 2,330,186 shares of Series A Preferred Stock were paid in cash, 2,313,106 of which were redeemed at the option of the holders and 17,080 of which were redeemed at the option of the Company. As of March 31, 2025, the Company had, at its option, redeemed 2,150,076 shares of Series A Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, as of March 31, 2025, 319,184 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series A In-Kind Redemptions”). The Series A In-Kind Redemptions resulted in the aggregate issuance of 367,311 shares of Common Stock.
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
As of March 31, 2025, the Company had issued in registered public offerings 56,857 shares of Series D Preferred Stock and received gross proceeds of $1.4 million. In connection with such issuance, $35,000 of costs specifically identifiable to the offering of Series D Preferred Stock were allocated to the Series D Preferred Stock. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $11.9 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of March 31, 2025, the Company had reclassified and allocated $13,000 from deferred charges to Series D

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)
Preferred Stock as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
As of March 31, 2025, there were 48,447 shares of Series D Preferred Stock outstanding and 8,410 shares of Series D Preferred Stock had been redeemed (all such redemptions were paid in cash and redeemed at the option of the holders).
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
During the three months ended March 31, 2025, the Company paid $4.5 million, $1.4 million, and $17,000 of cash dividends on the Series A1 Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock, respectively. Additionally, during the three ended March 31, 2025, the Company paid dividends of $45,000 and $16,000 on the Series A1 Preferred Stock and Series A Preferred Stock, respectively, in shares of Common Stock due to these dividends being accrued and unpaid at the time that such applicable shares of Preferred Stock were redeemed in shares of Common Stock. During the three months ended March 31, 2024, the Company paid $5.1 million, $2.5 million, and $17,000 of cash dividends on the Series A1 Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock, respectively.
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
12. STOCKHOLDERS’ EQUITY
Dividends
Holders of the Company’s Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by the Company out of legally available funds. In determining the Company’s dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)
spending plans, cash flow, the Company’s financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. Cash dividends per share of Common Stock paid in respect of the three months ended March 31, 2025 and 2024 consist of the following (no cash dividends were declared for the three months ended March 31, 2025):

Declaration Date	Payment Date	Type	Cash Dividend Per Share of Common Stock
March 27, 2024	April 8, 2024	Regular Quarterly	$21.25
Series A Preferred Warrants
Prior to February 2020, the Series A Preferred Stock was sold as a unit that included one share of Series A Preferred Stock and one Series A Preferred Warrant that could be exercised to purchase 0.25 of a share of Common Stock. The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. Proceeds and expenses from the sale of the Series A Preferred Stock and Series A Preferred Warrants were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of March 31, 2025, all of the Series A Preferred Warrants had expired.
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
There were no repurchases during the three months ended March 31, 2025. As of March 31, 2025, the Company had repurchased 2,650 shares of Common Stock for $4.7 million.
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
March 31, 2025 (Unaudited) – (Continued)
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

	March 31, 2025		December 31, 2024
	Discount Rate	Prepayment Rate	Discount Rate	Prepayment Rate
SBA 7(a) loans receivable, subject to credit risk	7.30% - 10.75%	4.07% - 17.50%	7.30% - 10.75%	4.07% - 17.50%
SBA 7(a) loans receivable, subject to loan-backed notes	9.00% - 10.75%	4.81% - 17.50%	9.00% - 10.75%	4.81% - 17.50%
SBA 7(a) loans receivable, subject to secured borrowings	10.25% - 10.25%	5.00% - 17.50%	10.25% - 10.25%	5.00% - 17.50%
Derivative Instruments — The Company’s derivative instruments are comprised of two interest rate caps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments are determined using interest rate market pricing models. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the respective counterparties.
Other Financial Instruments—The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at March 31, 2025 and December 31, 2024. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on the Company’s consolidated balance sheets are as follows (dollar amounts in thousands):

	March 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
Assets:
SBA 7(a) loans receivable, subject to credit risk	$19,717	$20,099	$18,850	$18,994	3
SBA 7(a) loans receivable, subject to loan-backed notes	$31,800	$34,721	$34,452	$37,657	3
SBA 7(a) loans receivable, subject to secured borrowings	$1,371	$1,371	$1,383	$1,383	3
SBA 7(a) loans receivable, held for sale	$151	$152	$1,525	$1,600	3
Liabilities:
Mortgages payable (1)	$269,100	$233,949	$269,100	$233,364	3
Junior subordinated notes (1)	$27,070	$25,888	$27,070	$25,415	3
______________________

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)
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
March 31, 2025 (Unaudited) – (Continued)
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
March 31, 2025 (Unaudited) – (Continued)
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

	Three Months Ended March 31,
	2025	2024
Asset Management Fees:
Asset management fees	$360	$394
Property Management Fees and Reimbursements:
Property management fees(1)	$554	$583
Onsite management and other cost reimbursements(2)	$1,760	$1,730
Leasing commissions(3)	$129	$55
Construction management fees(4)	$232	$52
Development management reimbursements(5)	$402	$422
Administrative Fees and Expenses:
Expense reimbursements to related parties - corporate	$626	$605
Lending Segment Expenses:
Expense reimbursements to related parties - lending segment(6)	$659	$563
Offering-Related Fees:
Upfront dealer manager and trailing dealer manager fees(7)	$—	$267
Non-issuance specific offering costs (8)	$—	$210
______________________
(1)Does not include the Company’s share of the property management fees from the Unconsolidated Joint Ventures of $20,000 and $25,000 for the three months ended March 31, 2025 and 2024, respectively.
(2)Does not include the Company’s share of the onsite management and other cost reimbursements from the Unconsolidated Joint Ventures of $91,000 and $107,000 for the three months ended March 31, 2025 and 2024, respectively.
(3)Does not include the Company’s share of the leasing commissions from the Unconsolidated Joint Ventures of $7,000 and $4,000 for the three months ended March 31, 2025 and 2024, respectively.
(4)Does not include the Company’s share of the construction management fees from the Unconsolidated Joint Ventures of $58,000 and $87,000 for the three months ended March 31, 2025 and 2024, respectively.
(5)Does not include the Company’s share of the development management reimbursements from the Unconsolidated Joint Ventures of $175,000 and $179,000 for the three months ended March 31, 2025 and 2024, respectively.
(6)Expense reimbursements to related parties - lending segment do not include personnel costs capitalized to deferred loan origination costs of $18,000 and $30,000 for the three months ended March 31, 2025 and 2024, respectively.
(7)Represents fees earned by CCO Capital and allocated to Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock.
(8)As of March 31, 2025 and 2024, $0 and $230,000, respectively, was included in deferred costs as reimbursable expenses incurred pursuant to the Master Services Agreement and the then applicable dealer manager agreement with CCO Capital. These non-issuance specific costs are allocated against the gross proceeds from the sale of the Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock on a pro rata basis for each issuance as a percentage of the total offering.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)
As of March 31, 2025 and December 31, 2024, due to related parties consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Asset management fees	$1,763	$1,403
Property management fees and reimbursements	10,612	8,237
Expense reimbursements - corporate	2,591	1,676
Expense reimbursements - lending segment	2,663	1,994
Upfront dealer manager and trailing dealer manager fees	183	186
Non-issuance specific offering costs	—	289
Other amounts due to the CIM Management Entities and certain of its affiliates	386	283
Total due to related parties	$18,198	$14,068
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
Other
On May 15, 2019, an affiliate of CIM Group entered into an approximately 11-year lease for approximately 32,000 rentable square feet with respect to a property owned by the Company (4750 Wilshire). The lease was amended on August 7, 2019 to reduce the rentable square feet to approximately 30,000 rentable square feet. In February 2023, the Company sold an 80% interest in 4750 Wilshire and now holds its retained 20% interest in the property through the 4750 Wilshire JV. Prior to the sale, for the three months ended March 31, 2023, the Company recorded rental and other property income related to this tenant of $194,000. For the three months ended March 31, 2025 the Company’s share of the income from the tenant earned by the 4750 Wilshire JV was $82,000. For the three months ended March 31, 2024, the Company’s share of the income from the tenant earned by the 4750 Wilshire JV was $80,000.
In connection with the the loan agreement for one of the Company’s fixed rate mortgages payable secured by three of the Company’s office properties in Los Angeles, California (the “Wilshire Mortgage Loan”), the Company (in such capacity, the “REIT Guarantor”) and CIM Group Investments, LLC, an affiliate of CIM Group (the “CIM Guarantor,” and, together with the REIT Guarantor, the “Guarantor”), delivered a customary non-recourse carveout guaranty to the lenders (the “Guaranty Agreement”), under which (i) the Company agreed to indemnify the lenders with respect to certain “non-recourse carveout events” and to be fully liable for the Wilshire Mortgage Loan in certain circumstances (e.g., the voluntary bankruptcy of the Borrowers and other insolvency events (collectively, the “Bankruptcy Events”)) and (ii) the CIM Guarantor is jointly and severally fully liable with the Company for the Wilshire Mortgage Loan in the case of Bankruptcy Events (collectively, the “Guaranties”). The Guaranty Agreement requires Guarantor to maintain a net worth of no less than $105.0 million (the and liquid assets of no less than $6.0 million, in each case, exclusive of the values of the collateral for the Wilshire Mortgage Loan, provided that in the event of any partial prepayment or partial defeasance of the Wilshire Mortgage Loan, the above-referenced net worth and liquidity requirements will be reduced in proportion to the principal amount of the Wilshire Mortgage Loan that is partially prepaid and/or defeased, as the case may be.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)
15. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer when the terms established in the contract are met. The Company’s outstanding commitments to fund loans were $9.0 million as of March 31, 2025, all of which are for prime-based loans to be originated by the Company’s subsidiary engaged in SBA 7(a) Small Business Loan Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, the Company has certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. The Company had a total of $10.5 million in future obligations under leases to fund tenant improvements and other future construction obligations as of March 31, 2025. As of March 31, 2025, $17.9 million was funded to reserve accounts included in restricted cash on the Company’s consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreement entered into in June 2016.
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
SBA Related—If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced under the SBA 7(a) Small Business Loan Program, the SBA may seek recovery of the principal loss related to the deficiency from the Company. As of March 31, 2025, the Company serviced an aggregate of $212.8 million of the guaranteed portion of SBA 7(a) loans. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from the Company in the event that a loss is deemed to be attributable to technical deficiencies. Based on historical experience, the Company does not expect that this contingency is probable to be asserted. However, if asserted, it could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flow or the Company’s ability to satisfy its debt service obligations or to maintain its level of distributions on Common Stock or Preferred Stock.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)
16. LEASES
Future minimum rental revenue under long-term operating leases as of March 31, 2025, excluding tenant reimbursements of certain costs, are as follows (excludes unconsolidated properties, in thousands):

Years Ending December 31,	Total
2025 (Nine months ending December 31, 2025)	$39,129
2026	40,342
2027	29,853
2028	16,476
2029	12,285
Thereafter	42,646
$180,731
17. SEGMENT DISCLOSURE
The Company’s reportable segments during the three months ended March 31, 2025 and 2024 consist of three types of commercial real estate properties, namely, office, hotel and multifamily, as well as a segment for the Company’s lending business. Management internally evaluates the operating performance and financial results of the segments based on net operating income. The Company also has certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
The CODM evaluates performance and allocates resources based on segment net operating income (loss). All expense categories on the statement of operations are significant and there are no other significant segment expenses that would require disclosure. The CODM uses net operating income (loss) to make key operating decisions, such as identifying attractive investment opportunities, evaluating underwriting standards, determining the appropriate level of leverage to enhance returns on equity and deciding on the sources of financing.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)
The net operating income (loss) of the Company’s segments for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Office (1):
Revenues	$13,054	$14,611
Property expenses:
Operating	5,636	6,859
General and administrative	288	4
Total property expenses	5,924	6,863
(Loss) income from unconsolidated entities	(29)	117
Segment net operating income—office	7,101	7,865
Hotel:
Revenues	12,681	11,854
Property expenses:
Operating	7,986	7,785
General and administrative	11	7
Total property expenses	7,997	7,792
Segment net operating income—hotel	4,684	4,062
Multifamily (1):
Revenues	4,091	4,749
Property expenses:
Operating	3,503	3,337
General and administrative	86	52
Total property expenses	3,589	3,389
Loss from unconsolidated entity	(1,122)	(443)
Segment net operating (loss) income—multifamily	(620)	917
Lending:
Revenues	2,378	2,640
Lending expenses:
Interest expense	574	920
Expense reimbursements to related parties—lending segment	659	563
General and administrative	555	368
Total lending expenses	1,788	1,851
Segment net operating income—lending	590	789
Total segment net operating income	$11,755	$13,633

(1)Beginning in the quarter ended December 31, 2024, the Company reclassified its investment in the 4750 Wilshire JV to include income from the investment in the multifamily segment from its previous classification in the office segment. This change corresponded with the 4750 Wilshire JV’s substantial completion of the 4750 Wilshire Project. In the above table, the Company’s income earned from its investment in the 4750 Wilshire JV prior to October 1, 2024 is included within the office segment and its income earned from its investment in the 4750 Wilshire JV subsequent to October 1, 2024 is included within the multifamily segment. In addition, beginning in the quarter ended December 31, 2024, the Company reclassified its consolidated property located at 4750 Wilshire Boulevard (Backlot) in Los Angeles, California to include the property in the multifamily segment, from its previous classification in the office segment. In the above table, activity related to 4750 Wilshire Boulevard (Backlot) occurring prior to October 1, 2024 is included within the office segment and such activity subsequent to October 1, 2024 is included within the multifamily segment. In the above table, activity related to both the 1910 Sunset JV and 1015 N Mansfield JV are included within the office segment, while activity related to the 1902 Park JV is included in the multifamily segment.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)
A reconciliation of segment net operating income to net income attributable to the Company for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Total segment net operating income	$11,755	$13,633
Interest and other income	91	144
Asset management and other fees to related parties	(360)	(394)
Expense reimbursements to related parties—corporate	(626)	(605)
Interest expense	(9,184)	(8,057)
General and administrative	(1,241)	(1,188)
Transaction-related costs	(26)	(690)
Depreciation and amortization	(6,560)	(6,478)
Loss before provision for income taxes	(6,151)	(3,635)
Provision for income taxes	(121)	(270)
Net loss	(6,272)	(3,905)
Net loss attributable to non-controlling interests	158	175
Net loss attributable to the Company	$(6,114)	$(3,730)
The condensed assets for each of the segments as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

	March 31, 2025	December 31, 2024
Condensed assets:
Office (1)	$417,243	$421,438
Hotel	109,971	108,963
Multifamily (1)	277,449	279,308
Lending	70,392	71,192
Non-segment assets	7,288	8,654
Total assets	$882,343	$889,555

(1)Beginning in the quarter ended December 31, 2024, the Company reclassified its consolidated property located at 4750 Wilshire Boulevard (Backlot) in Los Angeles, California to include the property in the multifamily segment, from its previous classification in the office segment. In the above table, the assets related to 4750 Wilshire Boulevard (Backlot) as of March 31, 2025 and December 31, 2024 are included in with Multifamily.
18. SUBSEQUENT EVENTS

On April 3, 2025, the Company entered into a $35.5 million first lien mortgage loan secured by a first priority deed of trust and security agreement on the Company’s fee simple interest in its office property at 3601 S Congress Avenue in Austin, Texas. In connection with entry into such mortgage loan, the Company repaid in full the outstanding obligations under the 2022 Credit Facility.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our business and availability of funds. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “project,” “target,” “expect,” “intend,” “might,” “believe,” “anticipate,” “estimate,” “could,” “would,” “continue,” “pursue,” “potential,” “forecast,” “seek,” “plan,” “should” or “goal” or the negative thereof or other variations or similar words or phrases. Such forward-looking statements also include, among others, statements about our plans and objectives relating to future growth and outlook. Such forward-looking statements are based on particular assumptions that our management has made in light of its experience, as well as its perception of expected future developments and other factors that it believes are appropriate under the circumstances. Forward-looking statements are necessarily estimates reflecting the judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include those associated with (i) the timing, form, and operational effects of our development activities, (ii) our ability to raise in place rents to existing market rents and to maintain or increase occupancy levels, (iii) fluctuations in market rents, (iv) the effects of inflation and continuing higher interest rates on our operations and profitability and (v) general economic, market and other conditions, including the effects of high unemployment rates, continued or renewed inflation and any recession or slowdown in economic growth.. Additional important factors that could cause our actual results to differ materially from our expectations are discussed in “Item 1A—Risk Factors” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2025 (the “2024 Form 10-K”) and in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements expressed or implied herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made, except as may be required by applicable securities laws.
The following discussion of our financial condition as of March 31, 2025 and results of operations for the three months ended March 31, 2025 and 2024 should be read in conjunction with the 2024 Form 10-K. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Part I, Item 1A of the 2024 Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the consolidated financial statements contained therein. The terms “we,” “us,” “our” and the “Company” refer to Creative Media & Community Trust Corporation and its subsidiaries.
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
Properties
As of March 31, 2025, our real estate portfolio consisted of 27 assets, all of which were fee-simple properties and five of which we own through investments in Unconsolidated Joint Ventures. Our Unconsolidated Joint Ventures contain one office property, one multifamily site currently under development, two multifamily properties (one of which has been partially converted from office into multifamily units and is now being classified as a multifamily property) and one commercial development site. As of March 31, 2025, our 12 office properties, totaling approximately 1.3 million rentable square feet, were 70.2% occupied, and our one 505-room hotel with an ancillary parking garage, had RevPAR of $176.47 for the three months ended March 31, 2025 and our four multifamily properties were 80.2% occupied. Additionally, as of March 31, 2025, we had nine development sites (three of which were being used as parking lots).
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
CIM Group Operations
CIM Group believes that many of the risks associated with acquiring real estate are mitigated by accumulating local market knowledge of the community where the asset is located. As a result, CIM Group typically spends significant resources over a period of between six months and five years evaluating communities prior to making any acquisitions. The distinct districts that CIM Group identifies through this process as targets for acquisitions are referred to as “Qualified Communities.” Qualified Communities typically have dedicated resources to become, or are currently, vibrant communities where people can live, work, shop and be entertained, all within walking distance or close proximity to public transportation. These areas, which include traditional downtown areas and suburban main streets, generally have high barriers to entry, high population density, positive population trends, a propensity for growth and support for investment. CIM Group believes that the critical mass of redevelopment in such Qualified Communities creates positive externalities, which enhance the value of real estate assets in the area. CIM Group targets acquisitions of diverse types of real estate assets, including retail, residential, office, parking, hotel, signage and mixed-use through CIM Group’s extensive network and its current opportunistic activities.
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

Rental Rate Trends
Office Statistics:    The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods (includes 100% of our properties partially owned through Unconsolidated Joint Ventures):

	As of March 31,
	2025	2024
Occupancy (1)	70.2%	83.4%
Annualized rent per occupied square foot (1)(2)	$61.14	$58.17
______________________
(1)The information presented in this table represents historical information as of the date indicated without giving effect to any property sales occurring thereafter.
(2)Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail. Total abatements, representing lease incentives in the form of free rent, for the twelve months ended March 31, 2025 and 2024 were approximately $1.0 million and $2.7 million, respectively. Giving effect to abatements, net annualized rent per occupied square foot was $58.00 and $56.32 as of March 31, 2025 and 2024, respectively (See Definitions for more detail).
Over the next four quarters, we expect to see expiring cash rents as set forth in the table below (includes 100% of our properties partially owned through Unconsolidated Joint Ventures):

	For the Three Months Ended
	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026
Expiring Cash Rents:
Expiring square feet (1)	36,702	44,080	3,857	36,185
Expiring rent per square foot (2)	$74.36	$62.89	$47.19	$38.36
______________________
(1)Month-to-month tenants occupying a total of 4,193 square feet are included in the expiring leases in the first quarter listed.
(2)Represents gross monthly base rent, as of March 31, 2025, under leases expiring during the periods above, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.
During the three months ended March 31, 2025, we executed leases with terms longer than 12 months totaling 30,333 square feet. The table below sets forth information on certain of our executed leases during the three months ended March 31, 2025, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

	Number of Leases (1)	Rentable Square Feet	New Cash Rents per Square Foot (2)	Expiring Cash Rents per Square Foot (2)
Three Months Ended March 31, 2025	7	21,581	$54.93	$56.27
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
Multifamily Statistics:    The following table sets forth occupancy rates and the monthly rent per occupied unit across our multifamily portfolio for the specified periods (includes 100% of our properties partially owned through an Unconsolidated Joint Venture):

	As of March 31,
	2025	2024
Occupancy	80.2%	86.2%
Monthly rent per occupied unit (1)	$2,461	$2,737
______________________
(1)Represents gross monthly base rent under leases commenced as of the specified period, divided by occupied units. This amount reflects total cash rent before concessions. Net of rent concessions granted in the specified period, monthly rent per occupied unit was $2,341 and $2,429 as of March 31, 2025 and 2024, respectively.
Hotel Statistics:    The following table sets forth the occupancy, ADR and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Three Months Ended March 31,
	2025	2024
Occupancy	80.0%	79.0%
ADR	$220.57	$211.06
RevPAR	$176.47	$166.84
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
Property Concentration
Kaiser Foundation Health Plan, Incorporated, which occupied space in one of our Oakland, California properties, accounted for 23.6% of our annualized office rental income for the three months ended March 31, 2025.

2025 Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, such the effects of high unemployment rates, continued or renewed inflation, heightened interest rates, and any recession or slowdown in economic growth and any proposed or imposed tariffs by the U.S. government and retaliatory tariffs proposed or imposed by U.S. trading partners, that may reasonably be expected to have a material impact on our results from operations other than those listed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q.
Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
Net Loss and FFO

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Total revenues	$32,295	$33,998	$(1,703)	(5.0)%
Total expenses	$37,295	$37,307	$(12)	—%
Net loss	$(6,272)	$(3,905)	$(2,367)	60.6%
Net loss was $6.3 million for the three months ended March 31, 2025, compared to a net loss of $3.9 million for the three months ended March 31, 2024, an increase of $2.4 million. The increase in net loss was primarily due to a decrease of $1.9 million in segment net operating income (discussed in more detail in the following Summary Segment Results) and an increase in interest expense of $1.1 million, partially offset by a decrease in transaction-related costs of $664,000.
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

The following table sets forth a historical reconciliation of net loss attributable to common stockholders to FFO attributable to common stockholders (in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss attributable to common stockholders(1)	$(11,898)	$(12,295)
Depreciation and amortization	6,560	6,478
Non-controlling interests’ proportionate share of depreciation and amortization	(67)	(104)
FFO attributable to common stockholders(1)	$(5,405)	$(5,921)
______________________
(1)During the three months ended March 31, 2025 and 2024, we recognized $300,000 and $806,000, respectively, of redeemable preferred stock redemptions. Such amounts are included in, and have the effect of increasing net loss attributable to common stockholders and FFO attributable to common stockholders because redeemable preferred stock redemptions are not an adjustment prescribed by NAREIT.
FFO attributable to common stockholders, which is a non-GAAP measure, was $(5.4) million for the three months ended March 31, 2025, an increase of approximately $516,000 compared to $(5.9) million for the three months ended March 31, 2024. The increase in FFO was primarily due to a decrease in redeemable preferred stock dividends of $2.3 million and a decrease in redeemable preferred stock redemptions of $506,000, which were partially offset by the aforementioned increase in net loss of $2.4 million.

Summary Segment Results
During the three months ended March 31, 2025 and March 31, 2024, we operated in four segments: office, hotel and multifamily properties and lending. Set forth and described below are summary segment results for our operating segments (dollar amounts in thousands).

	Three Months Ended March 31,		Change
	2025	2024	$	%
Revenues:
Office	$13,054	$14,611	$(1,557)	(10.7)%
Hotel	$12,681	$11,854	$827	7.0%
Multifamily	$4,091	$4,749	$(658)	(13.9)%
Lending	$2,378	$2,640	$(262)	(9.9)%

Expenses:
Office	$5,924	$6,863	$(939)	(13.7)%
Hotel	$7,997	$7,792	$205	2.6%
Multifamily	$3,589	$3,389	$200	5.9%
Lending	$1,788	$1,851	$(63)	(3.4)%

(Loss) Income From Unconsolidated Entities:
Office	$(29)	$117	$(146)	NM*
Multifamily	$(1,122)	$(443)	$(679)	NM*

Non-Segment Revenue and Expenses:
Interest and other income	$91	$144	$(53)	(36.8)%
Asset management and other fees to related parties	$(360)	$(394)	$34	(8.6)%
Expense reimbursements to related parties - corporate	$(626)	$(605)	$(21)	3.5%
Interest expense	$(9,184)	$(8,057)	$(1,127)	14.0%
General and administrative	$(1,241)	$(1,188)	$(53)	4.5%
Transaction-related costs	$(26)	$(690)	$664	(96.2)%
Depreciation and amortization	$(6,560)	$(6,478)	$(82)	1.3%
Provision for income taxes	$(121)	$(270)	$149	(55.2)%
______________________
(*)Percentage changes in excess of 100% are deemed to be not meaningful (“NM”)
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased to $13.1 million for the three months ended March 31, 2025, compared to $14.6 million for the three months ended March 31, 2024. The decrease was primarily due to lower occupancy at an office property in Oakland, California, partially offset by higher rental revenues at an office property in Beverly Hills, California due to higher rent per occupied square foot.
Hotel Revenue: Hotel revenue increased to $12.7 million for the three months ended March 31, 2025, compared to $11.9 million for the three months ended March 31, 2024. The increase was due to an increase in occupancy and average daily rate for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Multifamily Revenue: Multifamily revenue was $4.1 million for the three months ended March 31, 2025, compared to $4.7 million for the three months ended March 31, 2024. The decrease was attributed to lower rental revenues at our multifamily properties due to decreases in occupancy and monthly rent per occupied unit, net of rent concessions, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue was $2.4 million for the three months ended March 31, 2025, compared to $2.6 million for the three months ended March 31, 2024. The decrease was primarily due to a decrease in interest income due to loan payoffs and a decrease in interest rates.
(Loss) Income From Unconsolidated Office Entities: The loss from our Unconsolidated Joint Ventures included in office segment net operating income decreased to a loss of $29,000 for the three months ended March 31, 2025, compared to income of $117,000 for the three months ended March 31, 2024. The decrease was primarily due to changes in the valuation of investments in real estate at our unconsolidated office entities which recognized a net unrealized loss during the three months ended March 31, 2025, compared to a net unrealized gain for the three months ended March 31, 2024.
Loss From Unconsolidated Multifamily Entity: The loss from our Unconsolidated Joint Venture included in the multifamily segment net operating income was $1.1 million for the three months ended March 31, 2025, compared to a loss of $443,000 for the three months ended March 31, 2024. The increase was primarily due to changes in the valuation of investments in real estate at our unconsolidated multifamily entities which recognized a larger net unrealized loss during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Interest and Other Income: Interest and other income, which has not been allocated to our operating segments, was $91,000 for the three months ended March 31, 2025, generally consistent with $144,000 for the three months ended March 31, 2024.
Expenses
Office Expenses: Office expenses decreased to $5.9 million for the three months ended March 31, 2025, compared to $6.9 million for the three months ended March 31, 2024. The decrease was primarily due to lower repairs and maintenance, utilities, and administrative expenses at an office property in Oakland, California and lower real estate tax expense at an office property in Beverly Hills, California.
Hotel Expenses: Hotel expenses increased to $8.0 million for the three months ended March 31, 2025, compared to $7.8 million for the three months ended March 31, 2024. The increase was primarily due to increases in room expenses during the three months ended March 31, 2025.
Multifamily Expenses: Multifamily expenses were $3.6 million for the three months ended March 31, 2025, relatively consistent with $3.4 million for the three months ended March 31, 2024.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related parties. Lending expenses were $1.8 million, for the three months ended March 31, 2025, generally consistent with $1.9 million for the three months ended March 31, 2024.
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments, were $360,000 for the three months ended March 31, 2025, compared to $394,000 for the three months ended March 31, 2024. The decrease was a result of a reduction in asset management fees related to a decrease in our net asset value, primarily resulting from a reduction in the fair value of our investments in real estate as of the end of 2024.
Expense Reimbursements to Related Parties—Corporate: The Administrator receives compensation and/or reimbursement for performing certain services for the Company and its subsidiaries. Expense reimbursements to related parties-corporate were $626,000 for the three months ended March 31, 2025, generally consistent with expenses of $605,000 for the three months ended March 31, 2024.
Interest Expense: Interest expense, which has not been allocated to our operating segments, increased to $9.2 million for the three months ended March 31, 2025, compared to $8.1 million for the three months ended March 31, 2024. The increase was primarily attributable to a higher average outstanding principal balance on our debt as a result of new mortgage loans closed during the fourth quarter of 2024 and first quarter of 2025, partially offset by paydowns on our 2022 Credit Facility subsequent to March 31, 2024.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $1.2 million for the three months ended March 31, 2025, consistent with $1.2 million for the three months ended March 31, 2024.

Transaction-Related Costs: Transaction costs, which related to potential real estate transactions, were $26,000 for the three months ended March 31, 2025, compared with $690,000 for such costs for the three months ended March 31, 2024. The decrease was due to a higher level of costs during the three months ended March 31, 2024 related to contemplated transactions.
Depreciation and Amortization Expense: Depreciation and amortization expense was $6.6 million for the three months ended March 31, 2025, generally consistent with $6.5 million for the three months ended March 31, 2024.
Provision for Income Taxes: Provision for income taxes was $121,000 for the three months ended March 31, 2025, compared to $270,000 for the three months ended March 31, 2024. The decrease was due to lower taxable income at our taxable REIT subsidiaries compared to the prior year period.
Cash Flow Analysis
Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the occupancy and ADR of our hotel, the collectability of rent and recoveries from our tenants, and loan-related activity. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities decreased by $408,000 for the three months ended March 31, 2025, as compared to the same period in 2024. The decrease was primarily due to an increase in net proceeds from the sale of loans, net of loans funded, of $1.3 million and an decrease from the change in working capital of $61,000, which was offset by an increase in net loss adjusted for depreciation and amortization expense and other non-cash items of $1.7 million.
Our cash flows from investing activities are primarily related to property acquisitions and dispositions, expenditures for the development or repositioning of properties, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash used in investing activities increased by $4.8 million for the three months ended March 31, 2025, as compared to the same period in 2024. The increase in cash used in investing activities was primarily due to an increase in capital expenditures of $4.6 million, a decrease in proceeds from the sale of real estate of $1.1 million, and an increase in cash outlays of $285,000 related to our investments in Unconsolidated Joint Ventures during the three months ended March 31, 2025, compared to the same period in 2024. Partially offsetting the increase in net cash used in investing activities was an increase in in the principal collected on loans, net of loan fundings, of $1.2 million.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash provided by financing activities was $206,000 for the three months ended March 31, 2025, consistent with $191,000 during the same period in 2024. Changes in our cash flows from financing activities most notably included net proceeds from debt of $6.4 million during the three months ended March 31, 2025, compared to $1.4 million during the three months ended March 31, 2024, a $10.2 million decrease in cash redemptions of preferred stock, and a combined decrease in preferred stock and common stock dividends of $3.6 million. The aforementioned amounts were offset by a $19.6 million decrease in net proceeds from the issuance of preferred stock during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Liquidity and Capital Resources
General
On a short-term basis, our principal demands for funds will be for the acquisition of assets, development or repositioning of properties (as further described below) (including pre-construction costs such as obtaining entitlements and permits and architectural work), or re-leasing of space in existing properties, capital expenditures, paying interest and principal on current and any future debt financings, SBA 7(a) loan originations, paying distributions on our Preferred Stock and Common Stock and making redemption payments on our Preferred Stock. We may finance our future activities through one or more of the following methods: (i) offerings of shares of Common Stock, Preferred Stock or other equity and/or debt securities of the Company; (ii) issuances of interests in our operating partnership in exchange for properties; (iii) credit facilities and term loans; (iv) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (v) the sale of existing assets; and/or (vi) cash flows from operations. Our 2022 Revolving Credit Facility had an outstanding balance of $15.0 million as of March 31, 2025 and was paid off in full and terminated in April 2025.
Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, or re-leasing of space in existing properties, capital expenditures, paying interest and principal on debt financings, refinancing of indebtedness, SBA 7(a) loan originations, paying distributions on our Preferred Stock or any other preferred stock we may issue, any future repurchase of Common Stock and/or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock) and distributions on our Common Stock. Additionally, our outstanding commitments to fund loans were $9.0 million as of March 31, 2025, substantially all of which reflect prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Small Business Loan Program lending. A majority of these commitments have government guarantees of 75% and we believe that we will be able to sell the guaranteed portion of these loans in a liquid secondary market upon fully funding these loans. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. To the extent we decide to proceed with development work on any of our development sites (in addition to those discussed below), we will have increased liquidity needs.
Our long-term liquidity needs include development at an Unconsolidated Joint Venture (the “1910 Sunset JV”), in which we have approximately a 44% ownership interest. The 1910 Sunset JV has begun construction to build 36 multifamily units on the 1915 Park Avenue land parcel adjacent to the office building (the “1915 Park Project”) in Los Angeles, California, which development is expected to be completed by the third quarter of 2025 and with an estimated cost of approximately $14.7 million (excluding the land acquisition cost), our share of which is expected to be $6.5 million. The 1910 Sunset JV plans to finance the project through a combination of cash from operations at its office property, additional equity contributions from existing investors, and proceeds from a mortgage loan from a third-party lender (which had a balance of $2.7 million as of March 31, 2025 and total borrowing availability of $9.4 million). As of March 31, 2025, the 1910 Sunset JV had incurred total costs of $9.8 million in connection with the 1915 Park Project.
Construction has been completed at one of our Unconsolidated Joint Ventures (the “4750 Wilshire JV”), in which we have a 20% ownership interest. The 4750 Wilshire JV has converted two of the three floors of an office property at 4750 Wilshire Boulevard in Los Angeles, California (“4750 Wilshire”) from office-use into 68 for-lease multifamily units (the “4750 Wilshire Project”), with the first floor of 4750 Wilshire continuing to function as 30,335 square feet of office space. The 4750 Wilshire JV began leasing for the multifamily units in September 2024. As of March 31, 2025, total costs of $28.0 million had been incurred by the 4750 Wilshire JV in connection with the 4750 Wilshire Project, which has an expected total completion cost of $31.0 million.
Construction has been completed on the Rooms Renovation Project at our Sheraton Grand Hotel in Sacramento, California, with a total cost of approximately $20.9 million, of which approximately $20.3 million had been incurred as of March 31, 2025. We are currently working on designs for the renovation of Sheraton Grand Hotel’s lobbies and common areas (the “Lobby Renovation Project”). We have not approved a budget for the Lobby Renovation Project but intend to complete the project in 2025.
On April 3, 2025, the Company completed the refinancing of an office property in Austin, Texas (the “Austin Refinancing”). The Company used a portion of the proceeds from the Austin Refinancing to repay the $15.0 million outstanding balance on our 2022 Credit Facility in full and, in connection with such repayment, the 2022 Credit Facility was terminated.
From and after September 2024, at our option, we redeemed 2,589,606 and 2,150,076 shares of Series A1 Preferred Stock and Series A Preferred Stock, respectively, in shares of Common Stock and we have paid holder-requested redemptions of 376,128 and 319,184 shares of Series A1 Preferred Stock and Series A Preferred Stock, respectively, in shares of Common Stock. We currently plan to continue to satisfy some or all redemption requests submitted by holders of our shares of Preferred Stock in shares of Common Stock during 2025, when legally permitted. We have in the past exercised our right to redeem shares of Preferred Stock at our option (subject to the terms of the Preferred Stock set forth in the charter) and pay the redemption price in shares of Common Stock, and we may do so again in the future.
The measures noted above, taken together, are expected to strengthen our balance sheet, improve liquidity and accelerate our transition towards premier multifamily properties. These actions are also intended to better position the Company to take advantage of opportunities that are expected to arise in a recovering real estate market.
We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of our long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. While we will seek to satisfy such needs through one or more of the methods described in this Quarterly Report on Form 10-Q, our ability to take such actions is highly uncertain and cannot be predicted, and could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q and in Part II, Item 1A of this Quarterly Report on Form 10-Q. If we cannot obtain funding for our long-term liquidity needs, our assets may generate lower cash flows or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Common Stock or Preferred Stock.

We must meet certain financial and liquidity criteria to maintain the listing of our Common Stock on Nasdaq. If we violate Nasdaq’s listing requirements or fail to meet its listing standards, our Common Stock may be delisted. On November 7,

2024, we received written notice from the Listing Qualifications Department of Nasdaq indicating that, because the closing bid price for our Common Stock had fallen below $1.00 per share for 30 consecutive business days (the “Bid Price Requirement”), we had fallen out of compliance with the Bid Price Requirement. To regain compliance, the closing bid price of our Common Stock had to be a minimum of $1.00 per share for a minimum of ten consecutive business days prior to May 6, 2025. On May 1, 2025, we received a letter from the Nasdaq Listing Qualification Department informing the Company that it had regained compliance with the Bid Price Requirement as of April 30, 2025 due to the price of our Common Stock maintaining a minimum bid price in excess of $1.00 for ten consecutive business days . However, our ability to maintain compliance with the Nasdaq’s listing standards requirements in the future, including the Bid Price Requirement, is not guaranteed. We believe that delisting our Common Stock from Nasdaq could have significant adverse consequences, including a decreased ability to issue additional shares of Common Stock to raise additional financing in the future due to the increased lack of liquidity that would result in our Common Stock due to the factors described in “We may not be able to maintain a listing of our Common Stock on Nasdaq” in “Item 1A—Risk Factors.” In addition, delisting may result in the inability to redeem Preferred Stock when all other criteria for redemption have been met if registration under applicable state securities or “blue sky” laws is not able to be accomplished in a particular state and the cash required for such redemption is not available.
Sources and Uses of Funds
Mortgages
We have mortgage loan agreements with outstanding balances of $449.5 million as of March 31, 2025. Our mortgage loans mature on various dates from June 7, 2025 through January 11, 2030, with two mortgage loans with maturity dates in 2025, each including a 1-year extension option, one of which is at the Company’s discretion and we expect to exercise and one of which (the “Channel House Mortgage”) is subject to certain conditions being met.
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
Revolving Credit Facilities
In December 2022, the Company refinanced its 2018 credit facility and replaced it with a new 2022 credit facility (the 2022 Credit Facility”), entered into with a bank syndicate, that included a $56.2 million term loan (the “2022 Credit Facility Term Loan”) as well as a revolver that originally allowed the Company to borrow up to $150.0 million (the “2022 Credit Facility Revolver”), both of which are collectively subject to a borrowing base calculation. At the time the 2022 Credit Facility was entered into, it was collateralized by six of the Company’s office properties, as well as the Company’s hotel property and adjacent parking garage (the “Hotel Properties”). The 2022 Credit Facility bears interest at (A) the base rate plus 1.50% or (B) SOFR plus 2.60%. As of March 31, 2025, the variable interest rate was 8.42%. The 2022 Credit Facility Revolver is also subject to an unused commitment fee of 0.15% or 0.25% depending on the amount of aggregate unused commitments. The 2022 Credit Facility is guaranteed by the Company and the Company is subject to certain financial maintenance covenants. The 2022 Credit Facility originally had a maturity date in December 2025 and provided for two one-year extension options. In December 2024, using proceeds from the closing of a variable rate mortgage on the Hotel Properties and a fixed rate mortgage on three of the Company’s office properties (collectively, the “Refinancings”), the Company repaid $111.7 million on the 2022 Credit Facility Revolver and $42.6 million on the 2022 Credit Facility Term Loan. Following the completion of the Refinancings, the 2022 Credit Facility was secured by three of the Company’s office properties. As of both March 31, 2025, and December 31, 2024, $15.0 million was outstanding under the 2022 Credit Facility and $0 was available for future borrowings.
On April 3, 2025 the Company completed the refinancing of an office property in Austin, Texas (see further discussion in Subsequent Events) (the “Austin Refinancing”). The Company used a portion of the proceeds from the Austin Refinancing to repay the 2022 Credit Facility in full and, in connection with such repayment, the 2022 Credit Facility was terminated.
Other Financing Activity
On March 9, 2023, our lending division completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $54.1 million of unguaranteed SBA 7(a) loan-backed notes (with net proceeds of approximately $43.3 million, after payment of fees and expenses in connection with the securitization and the funding of a reserve account and an escrow account). The SBA 7(a) loan-backed notes are collateralized by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable. The SBA 7(a) loan backed notes mature on March 20, 2048, with monthly payments due as payments on the collateralized loans are received. The SBA 7(a) loan-backed notes bear interest at a per annum rate equal to the lesser of (i) 30-Day average compounded SOFR plus 2.90% and (ii) prime rate minus 0.35%. As of March 31, 2025, the variable interest rate was 7.15%. We reflect the SBA 7(a) loans receivable as assets on our consolidated balance sheet and the SBA 7(a) loan-backed notes as debt on our consolidated balance sheet.
We have junior subordinated notes with a variable interest rate that resets quarterly based on the three-month SOFR plus 3.51%, with quarterly interest‑only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at our option. The aggregate principal balance of the junior subordinated notes was $27.1 million as of March 31, 2025.
Securities Offerings
We conducted a continuous public offering of Series A Preferred Stock from October 2016 through January 2020, where one Series A Preferred Warrant was issued along with each issued share of Series A Preferred Stock. During the tenure of the offering, we issued 4,603,287 Series A Preferred Stock and Series A Preferred Warrants and received aggregate net proceeds of $105.2 million after commissions, fees and allocated costs. As of March 31, 2025, all of the Series A Preferred Warrants had expired.
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
As of March 31, 2025, we had issued 12,040,878 shares of Series A1 Preferred Stock, 8,251,657 shares of Series A Preferred Stock and 56,857 shares of Series D Preferred Stock and received aggregate net proceeds of $459.1 million after commissions, fees and allocated costs.
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
From the date of issuance until the fifth anniversary of the date of issuance, holders of Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock may require us to redeem such shares at a discount to the Series A1 Preferred Stock, Series A Preferred Stated Value and Series D Preferred Stated Value, respectively. From and after the fifth anniversary of the date of original issuance of any share of our Preferred Stock, we generally (subject to certain conditions) have the right (but not the obligation) to redeem, and the holder of such share may require us to redeem, such share at a redemption price equal to 100% of the stated value of such share, plus any accrued but unpaid dividends in respect of such share as of the effective date of the redemption. The redemption price in respect of any share of Preferred Stock, whether redeemed at our option or at the option of a holder, may be paid in cash or in shares of Common Stock in our sole discretion. Through March 31, 2025, we had redeemed 4,799,446 shares of Series A Preferred Stock, 3,148,815 shares of Series A1 Preferred Stock, and 8,410 shares of Series D Preferred Stock. We currently plan to continue to satisfy some or all redemption requests submitted by holders of our shares of Preferred Stock in shares of Common Stock during 2025, when legally permitted. We have in the past exercised our right to redeem shares of Preferred Stock at our option (subject to the terms of the Preferred Stock set forth in the charter) and pay the redemption price in shares of Common Stock, and we may do so again in the future.

Of the 4,799,446 shares of Series A Preferred Stock that have been redeemed, the redemption of 2,330,186 shares of Series A Preferred Stock were paid in cash, 2,313,106 of which were redeemed at the option of the holders and 17,080 of which were redeemed at the option of the Company. As of March 31, 2025, the Company, at its option, redeemed 2,150,076 shares of Series A Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, as of March 31, 2025, 319,184 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series A In-Kind Redemptions”). The Series A In-Kind Redemptions resulted in the aggregate issuance of 367,311 shares of Common Stock.
Of the 3,148,815 shares of Series A1 Preferred Stock that have been redeemed, the redemption of 183,081 shares of Series A1 Preferred Stock were paid in cash (all of which were redeemed at the option of the holders). As of March 31, 2025, the Company, at its option, redeemed 2,589,606 shares of Series A1 Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, as of March 31, 2025, 376,128 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series A1 In-Kind Redemptions”). The Series A1 In-Kind Redemptions resulted in the aggregate issuance of 288,981 shares of Common Stock.
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
Off-Balance Sheet Arrangements
As of March 31, 2025, we did not have any off-balance sheet arrangements.
Recently Issued Accounting Pronouncements
Our recently issued accounting pronouncements are described in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. As of March 31, 2025 and December 31, 2024 (including our variable rate mortgages payable subject to interest rate cap agreements and excluding premiums, discounts, and deferred loan costs), $449.5 million (or 86.7%) and $440.4 million (or 86.1%) of our debt, respectively, was fixed rate borrowings. As of March 31, 2025 and December 31, 2024 (excluding our variable rate mortgages payable subject to interest rate cap agreements as well as premiums, discounts and deferred loan costs), $68.7 million (or 13.3%) and $71.3 million (or 13.9%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding as of March 31, 2025 and December 31, 2024, a 50 basis point change in SOFR would result in an annual impact to our earnings of approximately $343,000 and $356,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate.
As of March 31, 2025, we had two interest rate cap agreements outstanding with an aggregate notional amount of $175.8 million and an aggregate fair value of the net derivative asset of $30,000. As of March 31, 2025, an increase or decrease of 50 basis points in interest rates would not result in a significant change to the fair value of the derivative asset.

Item 4.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of March 31, 2025, our Principal Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by us in such reports is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A of our Annual
Report on Form 10-K for the year ended December 31, 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In May 2022, the Company’s Board of Directors approved a repurchase program of up to $10.0 million of the Company’s Common Stock (the “SRP”). Under the SRP, the Company, in its discretion, may purchase shares of its Common Stock from time to time in the open market or in privately negotiated transactions. The amount and timing of purchases of shares will depend on a number of factors, including, without limitation, the price and availability of shares, trading volume, general market conditions and compliance with applicable securities law. The SRP has no termination date and may be suspended or discontinued at any time. There were no repurchases during the three months ended March 31, 2025. As of March 31, 2025, the Company had repurchased 2,650 shares of Common Stock for $4.7 million.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
We have adopted an Insider Trading Policy governing the trading of our securities by the Company’s officers, directors, employees and certain employees of CIM Group, as well as the Company itself, that we believe is reasonably intended to promote compliance with insider trading laws, rules and regulations and the Nasdaq listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2024.
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, in effect at any time during the three months ended March 31, 2025.
On May 8, 2025, the Company filed a notice with the Israel Securities Authority and the TASE voluntarily requesting to delist its Common Stock from trading on the TASE due to the relatively low amount of shares of the Company’s Common Stock that are trading on the TASE. Pursuant to Israeli law, the voluntary delisting of the Company’s Common Stock from the TASE is expected to take effect three months following the date of the Company’s notice of its intent to voluntarily delist its Common Stock. The Company’s common stock will continue to be listed for trading on the Nasdaq Capital Market.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
3.1	Creative Media & Community Trust Corporation Articles of Amendment (Reverse Stock Split) (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on January 13, 2025).
3.2	Creative Media & Community Trust Corporation Articles of Amendment (par value decrease) (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed with the SEC on January 13, 2025).
10.1
Loan Agreement, dated as of December 27, 2024, by and among the Borrowers and the Lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on January 2, 2025).

10.2
Guaranty of Recourse Obligations, dated as of December 27, 2024, by the Company and CIM Guarantor for the benefit of the Lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on January 2, 2025).

10.3
Environmental Indemnity Agreement, dated as of December 27, 2024, by the Borrowers and the Company for the benefit of the Lenders (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on January 2, 2025).

10.4
Fourth Modification Agreement, dated as of January 31, 2025, by and among 1130 HOWARD (SF) OWNER, L.P., a Delaware limited partnership, CIM URBAN REIT PROPERTIES IX, L.P., a Delaware limited partnership, and TWO KAISER PLAZA (OAKLAND) OWNER, LLC, a Delaware limited liability company, the lenders from time to time party to the Credit Agreement, and JPMORGAN CHASE BANK, N.A., a national banking association, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on February 12, 2025).

10.5
Lease Agreement dated as of June 29, 2009, as amended by a First Amendment to Lease, dated as of June 15, 2012; a Second Amendment to Lease, dated as of December 16, 2013; a Third Amendment to Lease, dated as of July 8, 2015; a Fourth Amendment to Lease, dated as of November 18, 2015; a Fifth Amendment to Lease dated as of March 5, 2024; and a Sixth Amendment to Lease dated as of January 8, 2025.

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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION
Dated: May 9, 2025	By:	/s/ DAVID THOMPSON David Thompson Chief Executive Officer

Dated: May 9, 2025	By:	/s/ BARRY N. BERLIN Barry N. Berlin Chief Financial Officer