Form 10-Q
period 2025-06-30
Creative Media & Community Trust Corp
filed 2025-08-14
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One):
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 1, 2025, the Registrant had outstanding 754,607 shares of common stock, par value $0.001 per share.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

PART I
Financial Information
Item 1.
Financial Statements
CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Investments in real estate, net	$704,775	$709,194
Investments in unconsolidated entities	33,298	33,677
Cash and cash equivalents	27,769	20,262
Restricted cash	30,089	32,606
Loans receivable, net (Note 5)	51,094	56,210
Accounts receivable, net	4,126	4,345
Deferred rent receivable and charges, net	19,155	19,896
Other intangible assets, net	3,458	3,568
Other assets	11,260	9,797
TOTAL ASSETS	$885,024	$889,555
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$535,605	$505,732
Accounts payable and accrued expenses	25,342	32,204
Due to related parties	13,931	14,068
Other liabilities	9,372	10,488
Total liabilities	584,250	562,492
COMMITMENTS AND CONTINGENCIES (Note 15)
REDEEMABLE PREFERRED STOCK: Series A1 cumulative redeemable preferred stock, $0.001 par value; 24,851,185 and 25,045,401 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 548,876 shares issued and outstanding, respectively, as of June 30, 2025 and 913,630 and 913,590 shares issued and outstanding, respectively, as of December 31, 2024; liquidation preference of $25.00 per share, subject to adjustment	12,504	20,799
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 31,200,554 and 31,305,025 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 8,820,338 and 4,020,892 shares issued and outstanding, respectively, as of June 30, 2025 and 8,820,338 and 4,125,363 shares issued and outstanding, respectively, as of December 31, 2024; liquidation preference of $25.00 per share, subject to adjustment	100,720	103,326
Series A1 cumulative redeemable preferred stock, $0.001 par value; 24,851,185 and 25,045,401 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 11,692,002 and 8,543,187 shares issued and outstanding, respectively, as of June 30, 2025 and 11,327,248 and 8,372,689 shares issued and outstanding, respectively, as of December 31, 2024; liquidation preference of $25.00 per share, subject to adjustment	212,065	207,387
Series D cumulative redeemable preferred stock, $0.001 par value; 26,991,590 shares authorized as of June 30, 2025 and December 31, 2024; 56,857 and 48,447 shares issued and outstanding, respectively, as of both June 30, 2025 and December 31, 2024; liquidation preference of $25.00 per share, subject to adjustment	1,190	1,190
Common stock, $0.001 par value; 900,000,000 shares authorized; 754,607 shares issued and outstanding as of June 30, 2025 and 466,176 shares issued and outstanding as of December 31, 2024	1	119
Additional paid-in capital	1,001,791	994,973
Distributions in excess of earnings	(1,028,658)	(1,002,479)
Total stockholders’ equity	287,109	304,516
Non-controlling interests	1,161	1,748
Total equity	288,270	306,264
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$885,024	$889,555
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES:
Rental and other property income	$15,779	$19,249	$32,999	$38,022
Hotel income	11,173	11,696	23,307	22,960
Interest and other income	2,737	3,494	5,678	7,455
Total Revenues	29,689	34,439	61,984	68,437
EXPENSES:
Rental and other property operating	16,974	17,196	34,099	35,177
Asset management and other fees to related parties	349	425	709	819
Expense reimbursements to related parties—corporate	891	612	1,517	1,217
Expense reimbursements to related parties—lending segment	678	673	1,337	1,236
Interest	10,176	9,226	19,934	18,203
General and administrative	1,801	1,403	3,982	3,022
Transaction-related costs	803	135	829	825
Depreciation and amortization	6,264	6,456	12,824	12,934
Loss on early extinguishment of debt (Note 7)	88	—	88	—
Impairment of real estate (Note 3)	221	—	221	—
Total Expenses	38,245	36,126	75,540	73,433
(Loss) income from unconsolidated entities	(437)	1,123	(1,588)	797
LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(8,993)	(564)	(15,144)	(4,199)
Provision for income taxes	158	288	279	558
NET LOSS	(9,151)	(852)	(15,423)	(4,757)
Net loss attributable to non-controlling interests	152	56	310	231
NET LOSS ATTRIBUTABLE TO THE COMPANY	(8,999)	(796)	(15,113)	(4,526)
Redeemable preferred stock dividends declared or accumulated (Note 11)	(5,280)	(7,876)	(10,764)	(15,635)
Redeemable preferred stock deemed dividends (Note 11)	—	(428)	—	(428)
Redeemable preferred stock redemptions (Note 11)	—	(567)	(300)	(1,373)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(14,279)	$(9,667)	$(26,177)	$(21,962)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$(18.94)	$(98.64)	$(39.36)	$(224.10)
Diluted	$(18.94)	$(98.64)	$(39.36)	$(224.10)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	754	98	665	98
Diluted	754	98	665	98
   The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts) (Unaudited)

	Six Months Ended June 30, 2025
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2024	466,180	$119	12,546,499	$311,903	$994,973	$(1,002,479)	$304,516	$1,748	$306,264
Stock-based compensation expense	—	—	—	—	55	—	55	—	55
Par value adjustment	—	(107)	—	—	107	—	—	—	—
Redemption of Series A1 Preferred Stock paid in Common Stock	96,283	5	(194,216)	(4,813)	4,982	(131)	43	—	43
Dividends to holders of Series A1 Preferred Stock ($0.4425 per share)	—	—	—	—	—	(4,068)	(4,068)	—	(4,068)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Redemption of Series A Preferred Stock paid in Common Stock	192,144	3	(104,471)	(2,606)	2,796	(170)	23	—	23
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(1,393)	(1,393)	—	(1,393)
Net loss	—	—	—	—	—	(6,114)	(6,114)	(158)	(6,272)
Balances, March 31, 2025	754,607	$20	12,247,812	$304,484	$1,002,913	$(1,014,372)	$293,045	$1,590	$294,635
Contributions to noncontrolling interests	—	—	—	—	—	—	—	8	8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(285)	(285)
Stock-based compensation expense	—	—	—	—	55	—	55	—	55
Par value adjustment	—	(19)	—	—	19	—	—	—	—
Reclassification of Series A1 Preferred Stock to Permanent Equity	—	—	364,714	9,491	(1,196)	—	8,295	—	8,295
Dividends to holders of Series A1 Preferred Stock ($0.42688 per share)	—	—	—	—	—	(3,881)	(3,881)	—	(3,881)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(1,389)	(1,389)	—	(1,389)
Net loss	—	—	—	—	—	(8,999)	(8,999)	(152)	(9,151)
Balances, June 30, 2025	754,607	$1	12,612,526	$313,975	$1,001,791	$(1,028,658)	$287,109	$1,161	$288,270

	Six Months Ended June 30, 2024
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2023	91,146	$23	17,858,629	$443,829	$852,476	$(921,925)	$374,403	$2,366	$376,769
Stock-based compensation expense	—	—	—	—	55	—	55	—	55
Common dividends ($0.085 per share)	—	—	—	—	—	(1,937)	(1,937)	—	(1,937)
Issuance of Series A1 Preferred Stock	—	—	853,879	21,246	(2,180)	—	19,066	—	19,066
Redemption of Series A1 Preferred Stock paid in cash	—	—	(24,046)	(595)	52	(24)	(567)	—	(567)
Dividends to holders of Series A1 Preferred Stock ($0.48938 per share)	—	—	—	—	—	(5,251)	(5,251)	—	(5,251)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Redemption of Series A Preferred Stock paid in cash	—	—	(389,506)	(9,698)	831	(776)	(9,643)	—	(9,643)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,491)	(2,491)	—	(2,491)
Net loss	—	—	—	—	—	(3,730)	(3,730)	(175)	(3,905)
Balances, March 31, 2024	91,146	$23	18,298,956	$454,782	$851,234	$(936,151)	$369,888	$2,191	$372,079
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(43)	(43)
Stock based compensation expense	—	—	—	—	55	—	55	—	55
Common dividends ($0.085 per share)	—	—	—	—	—	(1,937)	(1,937)	—	(1,937)
Redemption of Series A1 Preferred Stock paid in cash	—	—	(32,002)	(791)	69	(16)	(738)	—	(738)
Dividends to holders of Series A1 Preferred Stock $0.48938 per share)	—	—	—	—	—	(5,491)	(5,491)	—	(5,491)
Redeemable preferred stock accretion	—	—	—	—	—	(428)	(428)	—	(428)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Redemption of Series A Preferred Stock paid in cash	—	—	(287,474)	(7,162)	621	(558)	(7,099)	—	(7,099)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,368)	(2,368)	—	(2,368)
Net loss	—	—	—	—	—	(796)	(796)	(56)	(852)
Balances, June 30, 2024	91,146	$23	17,979,480	$446,829	$851,979	$(947,762)	$351,069	$2,092	$353,161
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,423)	$(4,757)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization, net	12,927	13,111
Impairment of real estate	221	—
Loss on early extinguishment of debt	88	—
Amortization of deferred debt origination costs	1,466	1,133
Amortization of premiums and discounts on debt	52	10
Unrealized premium adjustment on loans receivable	201	312
Amortization of deferred costs and accretion of fees on loans receivable, net	(235)	(92)
Write-offs of uncollectible receivables	687	314
Loss on interest rate caps	99	18
Deferred income taxes	(117)	31
Stock-based compensation	110	110
Loss (income) from unconsolidated entities	1,588	(797)
Loans funded, held for sale to secondary market	(3,993)	(10,821)
Proceeds from sale of guaranteed loans	5,484	8,559
Principal collected on loans subject to secured borrowings	26	582
Commitment fees remitted and other operating activity	(118)	(294)
Changes in operating assets and liabilities:
Accounts receivable	(49)	(771)
Other assets	(1,113)	1,132
Accounts payable and accrued expenses	(1,018)	(2,589)
Deferred leasing costs	(901)	(1,046)
Other liabilities	(1,116)	(1,045)
Due to related parties	(137)	2,440
Net cash (used in) provided by operating activities	(1,271)	5,540
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,751)	(3,782)
Proceeds from sale of real estate, net	—	1,096
Investment in unconsolidated entity	(1,209)	(530)
Distributions from unconsolidated entity	—	330
Loans funded	(1,331)	(3,607)
Principal collected on loans	5,065	5,105
Net cash used in investing activities	(10,226)	(1,388)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of revolving credit facilities, mortgages payable, term notes and principal on SBA 7(a) loan-backed notes	(20,053)	(6,428)
Proceeds from revolving credit facilities, term notes and mortgages	50,315	20,000
Payment of principal on secured borrowings	(26)	(582)
Payment of deferred preferred stock offering costs	—	(695)
Payment of deferred debt origination costs	(2,069)	(206)
Payment of common dividends	—	(3,874)
Net proceeds from issuance of Preferred Stock	(8)	27,873
Payment of Preferred Stock dividends	(11,395)	(15,527)
Redemption of Preferred Stock	—	(18,058)
Contributions from noncontrolling interests	8	—
Distributions to noncontrolling interests	(285)	(43)
Net cash provided by financing activities	16,487	2,460
(Continued)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2025	2024
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	4,990	6,612
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	52,868	44,228
End of period	$57,858	$50,840
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$27,769	$29,323
Restricted cash	30,089	21,517
Total cash and cash equivalents and restricted cash	$57,858	$50,840
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$17,035	$16,906
Federal income taxes paid	$110	$166
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures, tenant improvements and real estate developments	$2,355	$3,953
Other amounts due from Unconsolidated Joint Venture partners included in other assets	$396	$396
Accrued preferred stock offering costs	$—	$623
Accrual of dividends payable to common stockholders	$—	$1,937
Accrual of dividends payable to preferred stockholders	$5,280	$2,617
Preferred stock offering costs offset against redeemable preferred stock in permanent equity	$—	$508
Preferred stock offering costs offset against redeemable preferred stock in temporary equity	$—	$496
Reclassification of Series A1 Preferred Stock from temporary equity to permanent equity	$8,295	$—
Deferred debt origination costs included in accounts payable	$232	$—
Write off of deferred debt origination costs	$158	$—
Redeemable preferred stock deemed dividends	$—	$428
Accrued redeemable preferred stock fees	$183	$204
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)

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
Interim Financial Information—The accompanying interim consolidated financial statements of the Company have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of the Company’s management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)
The Company’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in real estate on the Company’s consolidated financial statements. As of June 30, 2025, the Company has determined that the trust formed for the benefit of the note holders (the “Trust”) for the securitization of the unguaranteed portion of certain of the Company’s SBA 7(a) loans receivable is considered a VIE. Applying the consolidation requirements for VIEs, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. In addition, as of June 30, 2025, the Company has determined that its Unconsolidated Joint Ventures (as defined below) are considered VIEs. Applying the consolidation requirements for VIEs, the Company determined that it is not the primary beneficiary based on its lack of power to direct activities and its obligations to absorb losses and right to receive benefits. Therefore, the Unconsolidated Joint Ventures do not qualify for consolidation. The Company accounts for its investments in Unconsolidated Joint Ventures as equity method investments.
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
Recoverability of Investments in Real Estate—The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Investments in real estate are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the asset. The Company recognized an impairment of long-lived assets of $221,000 during the three and six months ended June 30, 2025. No impairment of long-lived assets were recognized during the three and six months ended June 30, 2024 (Note 3).
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
June 30, 2025 (Unaudited) – (Continued)
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
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases when collectability is probable and the tenant has taken possession or controls the physical use of the leased asset. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as an incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. As of June 30, 2025 and December 31, 2024, lease incentives of $1.3 million and $3.9 million, respectively, are presented net of accumulated amortization of $1.0 million and $3.6 million, respectively.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)
For the three and six months ended June 30, 2025 and 2024, the Company recognized rental income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rental and other property income
Fixed lease payments (1)	$13,947	$16,338	$28,316	$32,686
Variable lease payments (2)	1,832	2,911	4,683	5,336
Rental and other property income	$15,779	$19,249	$32,999	$38,022
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
Collectability of Future Lease Payments
The Company continually reviews whether collection of future lease payments, including any straight-line rent, and current and future operating expense reimbursements from tenants is probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of future lease payments is not probable, the Company will record a reduction to rental and other property income and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of future lease payments is based on the best information available at the time of estimate. The Company does not use a general reserve approach. As of June 30, 2025 and December 31, 2024, the Company had identified certain tenants where collection was no longer considered probable and decreased outstanding receivables by $592,000 and $640,000, respectively.
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
June 30, 2025 (Unaudited) – (Continued)
At inception of a contract with a customer for hotel goods and services, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate.
The Company presents hotel revenues net of sales, occupancy, and other taxes.
Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 17 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Hotel properties
Hotel income	$11,173	$11,696	$23,307	$22,960
Rental and other property income	441	345	961	835
Interest and other income	21	114	48	214
Hotel revenues	$11,635	$12,155	$24,316	$24,009
Tenant recoveries outside of the lease agreements
Tenant recoveries outside of the lease agreements are related to construction projects in which the Company’s tenants have agreed to fully reimburse the Company for all costs related to construction. These services include architectural, permit expediter and construction services. At inception of the contract with the customer, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate. While these individual services are distinct, in the context of the arrangement with the customer, all of these services are bundled together and represent a single package of construction services requested by the customer. The Company satisfies its performance obligation and recognizes revenues associated with these services over time as the construction is completed. No such amounts were recognized for tenant recoveries outside of the lease agreements for each of the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, there were no remaining performance obligations associated with tenant recoveries outside of the lease agreements.
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
Pursuant to the SBA 7(a) Program, the Company sells the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by the Company is recorded at fair value and a discount is recorded as a reduction in basis of the retained portion of the loan. Unamortized retained loan discounts were $7.2 million and $7.9 million as of June 30, 2025 and December 31, 2024, respectively.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)
The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost. As of June 30, 2025 and December 31, 2024, the Company had a total CECL of $2.5 million and $2.0 million, respectively.
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
June 30, 2025 (Unaudited) – (Continued)
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
As of June 30, 2025 and December 31, 2024, deferred rent receivable and charges consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Deferred rent receivable	$12,066	$12,931
Deferred leasing costs, net of accumulated amortization of $5,214 and $11,870, respectively	6,272	6,351
Deferred financing costs, net of accumulated amortization of $0 and $2,654, respectively	817	614
Deferred rent receivable and charges, net	$19,155	$19,896

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
June 30, 2025 (Unaudited) – (Continued)
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”). ASU 2023-09 enhances annual income tax disclosures by requiring additional disaggregation of information in the effective tax rate reconciliation and regarding income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2026, and early adoption is permitted. The Company is currently evaluating whether the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 is effective on either a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating whether the adoption of ASU 2024-03 will have a material impact on its consolidated financial statements and disclosures.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)
3. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Land	$175,682	$175,682
Land improvements	5,595	5,863
Buildings and improvements	651,269	636,525
Furniture, fixtures, and equipment	12,221	12,844
Tenant improvements	16,038	26,942
Work in progress	28,315	36,929
Investments in real estate	889,120	894,785
Accumulated depreciation	(184,345)	(185,591)
Net investments in real estate	$704,775	$709,194
For both the three months ended June 30, 2025 and 2024, the Company recorded depreciation expense of $5.8 million. For both the six months ended June 30, 2025 and 2024, the Company recorded depreciation expense of $11.7 million.
Impairment—The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate that the carrying value of certain of its investments in real estate may not be recoverable. See Note 2 for a discussion of the Company’s accounting policies regarding impairment of investments in real estate.
During both the three and six months ended June 30, 2025, one office property in Austin, Texas, with a carrying value of $2.1 million, was deemed to be impaired and its carrying value was reduced to an estimated fair value of $1.9 million, resulting in impairment charges of $221,000, which were recorded in the consolidated statement of operations. The Company recorded no impairment charges during the three and six months ended June 30, 2024. See Note 2 for a discussion of the Company’s policies regarding impairment of real estate assets.
See Note 13 for a further discussion regarding these impairment charges during the three and six months ended June 30, 2025.
2025 and 2024 Transactions and Assets Held for Sale—There were no acquisitions or dispositions during the six months ended June 30, 2025 and 2024.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)
4. INVESTMENT IN UNCONSOLIDATED ENTITIES
The following table details the Company’s equity method investments in its Unconsolidated Joint Ventures. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (dollars in thousands):

				Ownership Interest	Carrying Value
Joint Venture	Asset Type	Location	Acquisition Date	June 30, 2025	June 30, 2025	December 31, 2024
1910 Sunset Boulevard (1)	Office / Multifamily (Development)	Los Angeles, CA	February 11, 2022	44.2%	$13,792	$12,898
4750 Wilshire Boulevard (2)	Office / Multifamily	Los Angeles, CA	February 17, 2023	20.0%	6,818	8,622
1902 Park Avenue (3)	Multifamily	Los Angeles, CA	February 28, 2023	25.5%	5,799	5,730
1015 N Mansfield Avenue (4)	Office (Development)	Los Angeles, CA	October 10, 2023	28.8%	6,889	6,427
Total investments in unconsolidated entities					$33,298	$33,677
______________________
(1)1910 Sunset Boulevard is an office building with 105,064 square feet of office space and 2,760 square feet of retail space. The 1910 Sunset JV (defined below). The 1910 Sunset JV has begun the 1915 Park Project (defined below) to build 36 multifamily units on the 1915 Park Avenue land parcel adjacent to the office building.
(2)4750 Wilshire Boulevard is a three-story office building with 30,335 square feet of office space located on the first floor. The remainder of the building was substantially converted into 68 for-lease multifamily units in September 2024.
(3)1902 Park Avenue is a 75-unit four-story multifamily building.
(4)1015 N Mansfield Avenue is an office building with a 44,141 square foot site area and a parking garage. The site is being evaluated for different development options, including creative office or other commercial space. As of June 30, 2025, this property was in pre-development phase and the Company has not finalized the formal development plan for the property.
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
The 1910 Sunset JV has begun construction to build 36 multifamily units on the 1915 Park Avenue land parcel adjacent to the office building (the “1915 Park Project”). The 1915 Park Project is expected to be completed by the third quarter of 2025. The 1910 Sunset JV plans to finance the project through a combination of cash from operations at its office property, additional equity contributions from existing investors, and proceeds from a mortgage loan from a third-party lender (which has a balance of $5.1 million as of June 30, 2025 and total borrowing availability of $9.4 million). As of June 30, 2025, the 1910 Sunset JV had incurred total costs of $12.4 million in connection with the 1915 Park Project.
4750 Wilshire Boulevard— In February 2023, three co-investors (the “4750 Wilshire JV Partners”) acquired an 80% interest in a property owned by a subsidiary of the Company located at 4750 Wilshire Boulevard in Los Angeles, California (“4750 Wilshire”) for a gross sales price of $34.4 million (excluding transaction costs). The Company retained a 20% interest in 4750 Wilshire through an Unconsolidated Joint Venture arrangement between the Company and the 4750 Wilshire JV Partners (the “4750 Wilshire JV”). The goal of the 4750 Wilshire JV was to convert two of the three floors of 4750 Wilshire from office-use into 68 for-lease multifamily units (the “4750 Wilshire Project”), with the first floor of 4750 Wilshire continuing to function as 30,335 square feet of office space. The 4750 Wilshire Project was substantially completed in September 2024. The 4750 Wilshire JV has commenced leasing of the multifamily units. The 4750 Wilshire Project which was financed by a combination of equity contributions from the 4750 Wilshire JV Partners and a third-party construction loan, secured by 4750 Wilshire, which closed in March 2023 and had a balance of $37.8 million as of June 30, 2025 (with total borrowing availability of $38.5 million) (the “4750 Wilshire Construction Loan”). The Company provided a limited guarantee to the lender under the

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)
4750 Wilshire Construction Loan. As of June 30, 2025, total costs of $28.4 million had been incurred by the 4750 Wilshire JV in connection with the 4750 Wilshire Project.
Pursuant to the co-investment agreement, the 4750 Wilshire JV pays an ongoing management fee to the Company. In addition, the Company may earn incentive fees based on the performance of 4750 Wilshire after the conversion.
1902 Park Avenue— In February 2023, the Company and a CIM-managed interval fund (the “1902 Park JV Partner”) purchased a multifamily property in the Echo Park neighborhood of Los Angeles, California for a gross purchase price of $19.1 million (excluding transaction costs) (the “1902 Park JV”), with the Company owning a 50% interest. In connection with the closing of this transaction in February 2023, the 1902 Park JV obtained financing through a mortgage loan of $9.6 million secured by the multifamily property (the “1902 Park Mortgage Loan”). In October 2024, the 1902 Park JV admitted a new third-party co-investor and used part of the net capital contribution of such third party co-investor to satisfy the 1902 Park Mortgage Loan in full. Subsequent to this contribution, the Company’s ownership share of the 1902 Park JV was 25.5%. In addition, the Company and the 1902 Park JV Partner will be receiving an ongoing management fee from such third party co-investor in connection with its co-investment in 1902 Park JV.
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
The Company recorded a loss of $437,000 and $1.6 million related to its investment in the Unconsolidated Joint Ventures during the three and six months ended June 30, 2025, respectively, and income of $1.1 million and $797,000 during the three and six months ended June 30, 2024, respectively.
5. LOANS RECEIVABLE
Loans receivable consist of the following (in thousands):

	June 30, 2025	December 31, 2024
SBA 7(a) loans receivable, subject to credit risk	$20,174	$19,306
SBA 7(a) loans receivable, subject to loan-backed notes	31,002	34,930
SBA 7(a) loans receivable, subject to secured borrowings	1,356	1,383
SBA 7(a) loans receivable, held for sale	—	1,494
Loans receivable	52,532	57,113
Deferred capitalized costs, net	1,013	1,129
Current expected credit losses	(2,451)	(2,032)
Loans receivable, net	$51,094	$56,210
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)
Current Expected Credit Losses
CECL reflects the Company’s current estimate of potential credit losses related to loans receivable included in the Company’s consolidated balance sheets as of June 30, 2025 pursuant to ASU 2016-13 as implemented effective January 1, 2023. Refer to Note 2 for further discussion of CECL.
The following table presents the activity in the Company’s CECL for the six months ended June 30, 2025 and June 30, 2024 (dollar amounts in thousands):

Loans Receivable
Current expected credit losses as of December 31, 2024	$2,032
Net adjustment to reserve for expected credit losses	39
Current expected credit losses as of March 31, 2025	2,071
Net adjustment to reserve for expected credit losses	380
Current expected credit losses as of June 30, 2025	$2,451

Current expected credit losses as of December 31, 2023	$1,680
Net adjustment to reserve for expected credit losses	(36)
Current expected credit losses as of March 31, 2024	1,644
Net adjustment to reserve for expected credit losses	(37)
Current expected credit losses as of June 30, 2024	$1,607
The net adjustments to the reserve for expected credit losses are recognized through net income on the Company’s consolidated statements of operations. During the three and six months ended June 30, 2025, the Company recorded an increase of $380,000 and $419,000, respectively, in its CECL related to its loans receivable, which was recorded in general and administrative expenses in the consolidated statement of operations. During the three and six months ended June 30, 2024, the Company recorded a decrease of $36,000 and $73,000, respectively, in its CECL related to its loan receivable, which is recorded in general and administrative expenses in the consolidated statement of operations.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)
The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans receivable portfolio as of June 30, 2025 by year of origination, loan type and risk rating (dollar amounts in thousands):

		Amortized Cost of Loans Receivable by Year of Origination As of June 30, 2025
	Number of Loans	2025	2024	2023	2022	2021	Prior	Total
Loans by internal risk rating:
1	82	$589	$4,715	$5,851	$3,339	$2,586	$8,952	$26,032
2	66	590	3,233	3,545	3,302	3,448	8,076	$22,194
3	2	—	471	—	—	437	—	$908
4	3	—	—	885	713	—	444	$2,042
5	—	—	—	—	—	—	—	—
Total	153	$1,179	$8,419	$10,281	$7,354	$6,471	$17,472	$51,176
Plus: SBA 7(a) loans receivable, subject to secured borrowings (1)								1,356
Plus: Deferred capitalized costs, net								1,013
Less: Current expected credit losses								(2,451)
Total loans receivable, net								$51,094

Weighted average risk rating								1.5
____________________
(1)The Company does not assign a risk rating to its SBA 7(a) loans receivable that are subject to secured borrowings or the government guaranteed portion of loans held for sale. The Company has determined there is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.
Other
As of June 30, 2025 and December 31, 2024, 99.4% and 99.5%, respectively, of the Company’s loans subject to credit risk were concentrated in the hospitality industry. As of June 30, 2025 and December 31, 2024, 94.9% and 92.3%, respectively, of the Company’s loans subject to credit risk were current. The Company classifies loans with negative characteristics in substandard categories ranging from special mention to doubtful. As of June 30, 2025 and December 31, 2024, $4.7 million and $4.8 million, respectively, of loans subject to credit risk were classified in substandard categories.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)
6. OTHER INTANGIBLE ASSETS AND LIABILITIES
A schedule of the Company’s intangible assets and liabilities and related accumulated amortization and accretion as of June 30, 2025 and December 31, 2024 is as follows (in thousands):

	June 30, 2025	December 31, 2024
Intangible assets:
Acquired in-place leases, net of accumulated amortization of $1,812 and $5,195, respectively, with an average useful life of 2 and 6 years, respectively.	$501	$610
Acquired above-market leases, net of accumulated amortization of $0 and $36, respectively, with an average useful life of 0 and 7 years, respectively.	—	1
Trade name and license	2,957	2,957
Total intangible assets, net	$3,458	$3,568
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
During the three and six months ended June 30, 2025 and 2024, the Company recognized amortization related to its intangible assets and liabilities as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Acquired above-market lease amortization	$—	$1	$1	$3
Acquired in-place lease amortization	$30	$93	$109	$187
A schedule of future amortization and accretion of acquired intangible assets and liabilities as of June 30, 2025, is as follows (in thousands):

Assets
Years Ending December 31,	Acquired In-Place Leases
2025 (Six months ending December 31, 2025)	$61
2026	123
2027	123
2028	122
2029	72
Thereafter	—
$501

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)
7. DEBT
The following table summarizes the debt balances as of June 30, 2025 and December 31, 2024, and the debt activity for the six months ended June 30, 2025 (in thousands):

		During the Six Months Ended June 30, 2025
	Balances as of December 31, 2024	Debt Issuances & Assumptions	Repayments (1)	Accretion & (Amortization)	Balances as of June 30, 2025
Mortgages Payable:
Fixed rate mortgages payable	$269,100	$—	$—	$—	$269,100
Variable rate mortgages payable	171,346	42,065	(100)	—	213,311
	440,446	42,065	(100)	—	482,411
Deferred debt origination costs — Mortgages Payable	(3,995)	(1,880)	—	1,236	(4,639)
Total Mortgages Payable	436,451	40,185	(100)	1,236	477,772
Secured Borrowings — Government Guaranteed Loans:
Outstanding Balance	1,361	—	(26)	—	1,335
Unamortized premiums	22	—	—	(1)	21
Total Secured Borrowings — Government Guaranteed Loans	1,383	—	(26)	(1)	1,356
Other Debt:
Lending division revolving credit facility	—	8,250	—	—	8,250
2022 credit facility revolver	1,367	—	(1,367)	—	—
2022 credit facility term loan	13,633	—	(13,633)	—	—
Junior subordinated notes	27,070	—	—	—	27,070
SBA 7(a) loan-backed notes	27,857	—	(4,953)	—	22,904
Deferred debt origination costs — other	(733)	—	59	170	(504)
Discount on junior subordinated notes	(1,296)	—	—	53	(1,243)
Total Other Debt	67,898	8,250	(19,894)	223	56,477
Total Debt, Net	$505,732	$48,435	$(20,020)	$1,458	$535,605

(1)The write-off of $59,000 of deferred debt issuance costs associated with the 2022 Credit Facility Term Loan (as defined below) resulting from the early extinguishment of debt incurred during the quarter ended June 30, 2025 is reflected here within deferred debt issuance costs — other. See further discussion under 2022 Credit Facility.
Fixed Rate Mortgages Payable—The Company’s fixed rate mortgages payable are non-recourse and are secured by, among other things, first priority deeds of trust, security agreements or other similar security instruments on the fee simple interests in properties underlying such mortgages and assignments of rents receivable. As of June 30, 2025, the Company’s fixed rate mortgages payable had fixed interest rates of 4.14%, 6.25% and 7.41% per annum, with payments of interest only and initial maturity dates of June 7, 2026, July 1, 2026, and January 11, 2030, respectively.
In regards to the mortgage payable with a balance of $67.0 million as of June 30, 2025 maturing on June 7, 2026 (the “1150 Clay Mortgage”), the Company executed the final one-year extension option under the mortgage in June 2025. The Company intends to work with the lender in order to refinance the 1150 Clay Mortgage beyond its stated maturity date of June 7, 2026. Although the Company believes it is likely it will be able to refinance the 1150 Clay Mortgage prior to June 7, 2026, there can be no assurance that such refinancing will occur. If the Company and the lender under the 1150 Clay Mortgage cannot agree on an extension of the mortgage and the Company fails to repay the loan in full upon its contractual maturity date, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, take possession of the property.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)
Variable Rate Mortgages Payable—The Company’s variable rate mortgages payable are non-recourse and are secured by, among other things, first priority deeds of trust, security agreements or other similar security instruments on the Company’s fee simple and leasehold interests in its hotel asset and adjacent parking garage and by a deed of trust on and assignment of rents receivable from a multifamily property. As of June 30, 2025, the Company’s variable rate mortgages payable had a variable interest rate of SOFR plus 3.36%, SOFR plus 4.35%, SOFR plus 3.00% and SOFR plus 2.95%, with an initial maturity date of July 7, 2025, January 1, 2027, February 14, 2027 and April 3, 2028. The mortgages with initial maturity dates of July 7, 2025, January 1, 2027, and February 14, 2027 have monthly payments of interest only, while the mortgage with an initial maturity date of April 3, 2028 has monthly payments of interest plus $50,000 of principal.
With regards to the mortgage payable with a balance of $87.0 million as of June 30, 2025 maturing on July 7, 2025 (the “Channel House Mortgage”), on August 4, 2025 the Company reached an agreement with the lender to extend the maturity date through January 31, 2027 (the “Channel House Mortgage Extension”). In connection with the Channel House Mortgage Extension, the Company made a repayment of $6.0 million under the Channel House Mortgage.
Secured Borrowings—Government Guaranteed Loans—Secured borrowings—government guaranteed loans represent sold loans which are treated as secured borrowings because the loan sales did not meet the derecognition criteria provided for in ASC 860-30, Secured Borrowing and Collateral. These loans included cash premiums that are amortized as a reduction to interest expense over the life of the loan using the effective interest method and are fully amortized when the underlying loan is repaid in full. As of June 30, 2025, the Company’s secured borrowings-government guaranteed loans included $344,000 of loans sold for a premium and excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 8.21% at June 30, 2025, and $991,000 of loans sold for an excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 5.85% at June 30, 2025.
Lending Division Revolving Credit Facility—In June 2025, a subsidiary of the Company, as borrower, entered into an agreement (the “Lending Division Revolving Credit Facility”) with a bank that included a $20.0 million revolving credit facility secured by the unguaranteed portion of certain of such subsidiary’s SBA 7(a) loans receivable and other assets of such subsidiary, subject to a borrowing base calculation, and fully guaranteed by the Company. Loans included in the borrowing base calculation may not be included for more than 12 calendar months unless certain financial ratios are met and in no case can loans be included for more than 18 months. The Lending Division Revolving Credit Facility bears interest at (i) the base rate plus 2.00% or (ii) SOFR plus 3.00%, at the borrower’s election, and has an initial maturity date of June 13, 2027, with two one-year extension options. As of June 30, 2025, the effective interest rate for the Lending Division Revolving Credit Facility was 7.38% and, pursuant to the borrowing base calculation, there was no availability for additional borrowings under the Lending Division Revolving Credit Facility. In connection with the Company’s guaranty of the Lending Division Revolving Credit Facility (the “Parent Guaranty”), the Company is subject to certain financial covenants, including maintenance of (i) a consolidated fixed charge coverage ratio of at least 1.05 to 1.00, (ii) a minimum net worth of $200.0 million, (iii) a total leverage ratio no greater than 2.50 to 1.00 and (iv) $10.0 million of liquidity. If the Company fails to comply with the financial covenants set forth in the Parent Guaranty, the lender under the Lending Division Revolving Credit Facility has the right to require the Company to post cash collateral for the benefit of the lender in an amount equal to 105% of the outstanding principal balance under the facility plus all accrued and unpaid interest under such facility.
2022 Credit Facility—In December 2022, the Company refinanced its 2018 credit facility and replaced it with a new 2022 credit facility (the “2022 Credit Facility”), entered into with a bank syndicate, that included a $56.2 million term loan (the “2022 Credit Facility Term Loan”) as well as a revolver that originally allowed the Company to borrow up to $150.0 million (the “2022 Credit Facility Revolver”), both of which were collectively subject to a borrowing base calculation. At the time the 2022 Credit Facility was entered into, it was collateralized by six of the Company’s office properties, as well as the Company’s hotel property and adjacent parking garage (the “Hotel Properties”). The 2022 Credit Facility originally had a maturity date in December 2025 and provided for two one-year extension options. In December 2024, using proceeds from the closing of a variable rate mortgage on the Hotel Properties and a fixed rate mortgage on three of the Company’s office properties, the Company repaid $111.7 million on the 2022 Credit Facility Revolver and $42.6 million on the 2022 Credit Facility Term Loan. On April 3, 2025, the Company completed the refinancing of an office property in Austin, Texas and used a portion of the proceeds from such refinancing to repay the 2022 Credit Facility in full and, in connection with such repayment, the 2022 Credit Facility was terminated. In connection with termination of the 2022 Credit Facility, the Company recorded a loss on early extinguishment of debt during the quarter ended June 30, 2025 of $88,000 related to the write-off of deferred debt

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)
origination costs of $29,000 associated with the 2022 Credit Facility Revolver and $59,000 associated with the 2022 Credit Facility Term Loan.
Junior Subordinated Notes—The Company has junior subordinated notes with a variable interest rate which resets quarterly based on the three-month SOFR plus 3.51%, with quarterly interest only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at the Company’s option.
SBA 7(a) Loan-Backed Notes—On March 9, 2023, the Company completed a securitization of the unguaranteed portion of certain of its SBA 7(a) loans receivable with the issuance of $54.1 million of unguaranteed SBA 7(a) loan-backed notes (with net proceeds of approximately $43.3 million, after payment of fees and expenses in connection with the securitization and the funding of a reserve account and an escrow account). The SBA 7(a) loan-backed notes are collateralized by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of the Company’s SBA 7(a) loans receivable. The SBA 7(a) loan-backed notes mature on March 20, 2048, with monthly payments due as payments on the collateralized loans are received. The SBA 7(a) loan-backed notes bear interest at a per annum rate equal to the lesser of (i) 30-day average compounded SOFR plus 2.90% and (ii) prime rate minus 0.35%. As of June 30, 2025, the variable interest rate was 7.15%. The Company reflects the SBA 7(a) loans receivable as assets on its consolidated balance sheet and the SBA 7(a) loan-backed notes as debt on its consolidated balance sheet. The restricted cash on the Company’s consolidated balance sheets included funds related to the Company’s SBA 7(a) loan-backed notes was $2.8 million as of June 30, 2025.
Other—Deferred debt issuance costs, which represent legal and third-party fees incurred in connection with the Company’s borrowing activities, are capitalized and amortized to interest expense on a straight-line or effective interest method over the life of the related loan. Deferred debt issuance costs are presented net of accumulated amortization and are a reduction to total debt.
As of June 30, 2025 and December 31, 2024, accrued interest and unused commitment fees payable of $2.4 million and $1.1 million, respectively, were included in accounts payable and accrued expenses.
Future principal payments on the Company’s debt (face value) as of June 30, 2025 are as follows (in thousands):

Years Ending December 31,	Mortgage Payable (1)	Secured Borrowings Principal (2)	Lending Division Revolving Credit Facility	Other (2) (3)	Total
2025 (Six months ending December 31, 2025)	$87,300	$49	$—	$3,496	$90,845
2026	164,700	101	—	8,504	173,305
2027	95,011	107	8,250	7,235	110,603
2028	30,400	114	—	3,669	34,183
2029	—	122	—	—	122
Thereafter	105,000	842	—	27,070	132,912
	$482,411	$1,335	$8,250	$49,974	$541,970
______________________
(1)In regards to the $87.0 million Channel House Mortgage, which matures in 2025, see the discussion under Variable Rate Mortgages Payable. In regards to the $67.0 million 1150 Clay Mortgage, which matures on June 7, 2026, see the discussion under Fixed Rate Mortgages Payable.
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
June 30, 2025 (Unaudited) – (Continued)
8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the ordinary course of business, the Company may use certain types of derivative instruments for the purpose of managing or hedging its interest rate risk.
The following table summarizes the terms of the Company’s interest rate cap agreements as of June 30, 2025 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Assets
	Balance Sheet	Amount as of	Strike	Effective	Maturity	as of
	Location	June 30, 2025	Rates (1)	Dates	Dates	June 30, 2025
Interest Rate Caps	Other assets	$176,830	4.5% to 5.75%	5/03/2023 - 12/6/2024	7/07/2025 - 1/1/2027	$8
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
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company has an interest rate cap that is used to manage exposure to interest rate movements but does not meet the requirements to be designated as a hedging instrument. The change in fair value of the derivative instrument that is not designated as a hedge is recorded directly to earnings as interest expense on the accompanying consolidated statements of operations. During the three and six months ended June 30, 2025, the Company recorded an unrealized loss of $21,000 and $99,000, respectively, which was included in interest expense on the accompanying consolidated statements of operations related to its interest rate caps. During the three and six months ended June 30, 2024, the Company recorded an unrealized loss of $73,000 and $18,000, respectively, which was included in interest expense on the accompanying consolidated statements of operations related to its interest rate caps.
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
______________________
(1)Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period, and generally vests based on one year of continuous service. The Company recorded compensation expense related to these restricted shares of Common Stock in the amount of $55,000 for both the three months ended June 30, 2025 and 2024, and $110,000 for both the six months ended June 30, 2025 and 2024.
As of June 30, 2025, there was $18,000 of total unrecognized compensation expense related to restricted shares of Common Stock which will be recognized ratably over the remaining vesting period.
10. EARNINGS PER SHARE ("EPS")
The computation of basic EPS are based on the Company’s weighted average shares outstanding. No shares of Series D Preferred Stock, Series A Preferred Stock, or Series A1 Preferred Stock outstanding as of June 30, 2025 or 2024 were

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)
included in the computation of diluted EPS because they had no dilutive effect. Outstanding Series A Preferred Warrants were not included in the computation of diluted EPS for the three and six months ended June 30, 2025 and 2024 because their impact was either anti-dilutive or such warrants were not exercisable during such periods (Note 12).
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.
The following table reconciles the numerator and denominator used in computing the Company’s basic and diluted per-share amounts for net loss attributable to common stockholders for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(14,279)	$(9,667)	$(26,177)	$(21,962)
Redeemable preferred stock dividends declared on dilutive shares	—	—	—	—
Diluted net loss attributable to common stockholders	$(14,279)	$(9,667)	$(26,177)	$(21,962)
Denominator:
Basic weighted average shares of Common Stock outstanding	754	98	665	98
Effect of dilutive securities—contingently issuable shares	—	—	—	—
Diluted weighted average shares and common stock equivalents outstanding	754	98	665	98
Net loss attributable to common stockholders per share:
Basic	$(18.94)	$(98.64)	$(39.36)	$(224.10)
Diluted	$(18.94)	$(98.64)	$(39.36)	$(224.10)
11. REDEEMABLE PREFERRED STOCK
The table below provides information regarding the issuances, reclassifications and redemptions of each class of the Company’s preferred stock in permanent equity during the three and six months ended June 30, 2025 and 2024 (dollar amounts in thousands):

	Preferred Stock
	Series A1		Series A		Series D		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2023	10,378,343	$256,935	7,431,839	$185,704	48,447	$1,190	17,858,629	$443,829
Issuance of A1 Preferred Stock	853,879	21,246	—	—	—	—	853,879	21,246
Redemption of Series A1 Preferred Stock	(24,046)	(595)	—	—	—	—	(24,046)	(595)
Redemption of Series A Preferred Stock	—	—	(389,506)	(9,698)	—	—	(389,506)	(9,698)
Balances, March 31, 2024	11,208,176	$277,586	7,042,333	$176,006	48,447	$1,190	18,298,956	$454,782
Redemption of Series A1 Preferred Stock	(32,002)	(791)	—	—	—	—	(32,002)	(791)
Redemption of Series A Preferred Stock	—	—	(287,474)	(7,162)	—	—	(287,474)	(7,162)
Balances, June 30, 2024	11,176,174	$276,795	6,754,859	$168,844	48,447	$1,190	17,979,480	$446,829

Balances, December 31, 2024	8,372,689	$207,387	4,125,363	$103,326	48,447	$1,190	12,546,499	$311,903
Redemption of Series A1 Preferred Stock paid in Common Stock	(194,216)	(4,813)	—	—	—	—	(194,216)	(4,813)
Redemption of Series A Preferred Stock paid in Common Stock	—	—	(104,471)	(2,606)	—	—	(104,471)	(2,606)
Balances, March 31, 2025	8,178,473	$202,574	4,020,892	$100,720	48,447	$1,190	12,247,812	$304,484
Reclassification of Series A1 Preferred Stock to Permanent Equity	364,714	9,491	—	—	—	—	364,714	9,491
Balances, June 30, 2025	8,543,187	$212,065	4,020,892	$100,720	48,447	$1,190	12,612,526	$313,975

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)
Series A1 Preferred Stock—From June 2022 through September 2024, the Company conducted a public offering with respect to shares of its Series A1 Preferred Stock, par value $0.001 per share with an initial stated value of $25.00 per share, subject to adjustment. As of September 2024, the Company has suspended its offering of Series A1 Preferred Stock.
Shares of Series A1 Preferred Stock issued from June 2022 through May 2024 were recorded in permanent equity at the time of their issuance. With respect to Series A1 Preferred Stock, for shares issued in June 2024 and thereafter, in the event a holder of Series A1 Preferred Stock requests redemption of such shares and such redemption takes place prior to the first anniversary of the date of original issuance, the Company is required to pay such redemption in cash. As a result, net proceeds from the issuance of shares of Series A1 Preferred Stock from June 2024 and through September 2024 were initially recorded in temporary equity at an amount equal to the gross proceeds allocated to such shares of Series A1 Preferred Stock minus the costs specifically identifiable to the issuance of such shares and the non-issuance specific offering costs allocated to such shares. With respect to shares of Series A1 Preferred Stock issued from June 2024 through September 2024, on the first anniversary of the issuance of a particular share of such Series A1 Preferred Stock, the Company will reclassify such share of Series A1 Preferred Stock from temporary equity to permanent equity as the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of June 30, 2025, the Company had reclassified an aggregate of $8.3 million in net proceeds from temporary equity to permanent equity.
As of June 30, 2025, the Company had issued in registered public offerings 12,040,878 shares of the Series A1 Preferred Stock and received gross proceeds of $298.2 million, and additionally had issued 200,000 shares of Series A1 Preferred Stock as payment for services to CIM Service Provider, LLC (the “Administrator”), for which no cash proceeds were received. In connection with the issuance of shares of Series A1 Preferred Stock, $22.0 million of costs specifically identifiable to the offering of Series A1 Preferred Stock was allocated to the Series A1 Preferred Stock. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $11.9 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of June 30, 2025, the Company had reclassified and allocated $5.0 million from deferred charges to Series A1 Preferred Stock as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
If the net proceeds from the issuance of shares of Series A1 Preferred Stock are less than the redemption value of such shares at the time they were issued, or if the redemption value of such shares subsequently becomes greater than the carrying value of such shares, an adjustment is recorded to increase the carrying amount of such shares to their redemption value as of the balance sheet date. Such adjustment is considered a deemed dividend for purposes of calculating basic and diluted EPS. The Company recorded no redeemable preferred stock deemed dividends related to such adjustments during the three and six months ended June 30, 2025 and $428,000 during the three and six months ended June 30, 2024.
As of June 30, 2025, there were 9,092,063 shares of Series A1 Preferred Stock outstanding and 3,148,815 shares of Series A1 Preferred Stock had been redeemed. Of the 3,148,815 shares of Series A1 Preferred Stock that have been redeemed, the redemption of 183,081 shares of Series A1 Preferred Stock were paid in cash (all of which were redeemed at the option of the holders). As of June 30, 2025, the Company had, at its option, redeemed 2,589,606 shares of Series A1 Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, as of June 30, 2025, 376,128 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series A1 In-Kind Redemptions”). The Series A1 In-Kind Redemptions resulted in the aggregate issuance of 288,981 shares of Common Stock.
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
As of June 30, 2025, the Company had issued in registered public offerings 8,251,657 shares of Series A Preferred Stock and 4,603,287 Series A Preferred Warrants and received gross proceeds of $205.4 million and $761,000, respectively, and additionally, had issued 568,681 shares of Series A Preferred Stock as payment for services to the Administrator, for which no cash proceeds were received. In connection with the cumulative issuance of Series A Preferred Stock and Series A Preferred

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)
Warrants, $17.0 million and $142,000 of costs specifically identifiable to the offering of the Series A Preferred Stock and Series A Preferred Warrants, respectively, were allocated to the Series A Preferred Stock and Series A Preferred Warrants, respectively. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $11.9 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of June 30, 2025, the Company had reclassified and allocated $1.9 million and $5,000 from deferred charges to Series A Preferred Stock and Series A Preferred Warrants, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
On the first anniversary of the issuance of a particular share of Series A Preferred Stock, the Company reclassifies such share of Series A Preferred Stock from temporary equity to permanent equity as the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of June 30, 2025, the Company had reclassified an aggregate of $199.6 million in net proceeds from temporary equity to permanent equity.
As of June 30, 2025, there were 4,020,892 shares of Series A Preferred Stock outstanding and 4,799,446 shares of Series A Preferred Stock had been redeemed. Of the 4,799,446 shares of Series A Preferred Stock that have been redeemed, the redemption of 2,330,186 shares of Series A Preferred Stock were paid in cash, 2,313,106 of which were redeemed at the option of the holders and 17,080 of which were redeemed at the option of the Company. As of June 30, 2025, the Company had, at its option, redeemed 2,150,076 shares of Series A Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, as of June 30, 2025, 319,184 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series A In-Kind Redemptions”). The Series A In-Kind Redemptions resulted in the aggregate issuance of 367,311 shares of Common Stock.
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
As of June 30, 2025, the Company had issued in registered public offerings 56,857 shares of Series D Preferred Stock and received gross proceeds of $1.4 million. In connection with such issuance, $35,000 of costs specifically identifiable to the offering of Series D Preferred Stock were allocated to the Series D Preferred Stock. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $11.9 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of June 30, 2025, the Company had reclassified and allocated $13,000 from deferred charges to Series D Preferred Stock as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
As of June 30, 2025, there were 48,447 shares of Series D Preferred Stock outstanding and 8,410 shares of Series D Preferred Stock had been redeemed (all such redemptions were paid in cash and redeemed at the option of the holders).
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
June 30, 2025 (Unaudited) – (Continued)
Preferred Stock, Series A Preferred Stock and Series D Preferred Stock begin accruing on, and are cumulative from, the date of issuance.
During the six months ended June 30, 2025, the Company paid $8.6 million, $2.8 million, and $34,000 of cash dividends on the Series A1 Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock, respectively. Additionally, during the six months ended June 30, 2025, the Company paid dividends of $45,000 and $16,000 on the Series A1 Preferred Stock and Series A Preferred Stock, respectively, in shares of Common Stock due to these dividends being accrued and unpaid at the time that such applicable shares of Preferred Stock were redeemed in shares of Common Stock. During the six months ended June 30, 2024, the Company paid $10.6 million, $4.9 million, and $34,000 of cash dividends on the Series A1 Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock, respectively.
Redemptions—The Company’s Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock are redeemable at the option of the holder or the Company. The redemption schedule of the Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock allows redemptions at the option of the holder of Series A1 Preferred Stock, Series A Preferred Stock or Series D Preferred Stock from the date of original issuance of any such shares at the Series A1 Preferred Stock Stated Value, Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, respectively, less a redemption fee applicable prior to the fifth anniversary of the issuance of such shares, plus accrued and unpaid dividends. The Company has the right to redeem the Series A1 Preferred Stock after the date that is twenty-four months following the original issuance of such shares of Series A1 Preferred Stock at the Series A1 Preferred Stock Stated Value, plus accrued and unpaid dividends. The Company has the right to redeem the Series A Preferred Stock or Series D Preferred Stock after the fifth anniversary of the date of original issuance of such shares at the Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, respectively, plus accrued and unpaid dividends. With respect to redemptions of the Series A1 Preferred Stock, Series A Preferred Stock or Series D Preferred Stock, at the Company’s discretion, the redemption price will be paid in cash and/or in Common Stock based on the volume weighted average price of the Company’s Common Stock for the 20 trading days prior to the redemption; provided that the redemption price of any shares of Series A1 Preferred Stock issued in June 2024 and thereafter that are redeemed prior to the first anniversary of the date of original issuance of such shares must be paid in cash. The Company currently plans to continue to satisfy some or all redemption requests submitted by holders of its shares of Preferred Stock in shares of Common Stock during 2025, when legally permitted, which the Company currently expects will be in the third or fourth quarter of 2025.
12. STOCKHOLDERS’ EQUITY
Dividends
Holders of the Company’s Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by the Company out of legally available funds. In determining the Company’s dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, the Company’s financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. Cash dividends per share of Common Stock paid in respect of the six months ended June 30, 2024 consisted of the following (no cash dividends were declared for the six months ended June 30, 2025):

Declaration Date	Payment Date	Type	Cash Dividend Per Share of Common Stock
June 25, 2024	July 22, 2024	Regular Quarterly	$21.25
March 27, 2024	April 8, 2024	Regular Quarterly	$21.25
Series A Preferred Warrants
Prior to February 2020, the Series A Preferred Stock was sold as a unit that included one share of Series A Preferred Stock and one Series A Preferred Warrant that could be exercised to purchase 0.25 of a share of Common Stock. The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. Proceeds and expenses from the sale of the Series A Preferred Stock and

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)
Series A Preferred Warrants were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of June 30, 2025, all of the Series A Preferred Warrants had expired.
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
There were no repurchases during the three and six months ended June 30, 2025. As of June 30, 2025, the Company had repurchased 2,650 shares of Common Stock for $4.7 million.
13. FAIR VALUE MEASUREMENTS
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
Debt—The carrying amounts of the Company’s secured borrowings - government guaranteed loans, SBA 7(a) loan-backed notes, Lending Division Revolving Credit Facility and variable rate mortgage payable approximate their fair values, as the interest rates on these securities are variable and approximate current market interest rates. The Company determines the fair value of fixed rate mortgage notes payable and junior subordinated notes by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
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
June 30, 2025 (Unaudited) – (Continued)
primarily on the anticipated proceeds to be received upon sale. The following summarizes the ranges of discount rates and prepayment rates used to arrive at the estimated fair values of the Company’s loans receivable:

	June 30, 2025		December 31, 2024
	Discount Rate	Prepayment Rate	Discount Rate	Prepayment Rate
SBA 7(a) loans receivable, subject to credit risk	7.30% - 10.75%	4.07% - 17.50%	7.30% - 10.75%	4.07% - 17.50%
SBA 7(a) loans receivable, subject to loan-backed notes	9.50% - 10.75%	4.81% - 17.50%	9.00% - 10.75%	4.81% - 17.50%
SBA 7(a) loans receivable, subject to secured borrowings	10.25% - 10.25%	5.00% - 17.50%	10.25% - 10.25%	5.00% - 17.50%
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
Other Financial Instruments—The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at June 30, 2025 and December 31, 2024. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on the Company’s consolidated balance sheets are as follows (dollar amounts in thousands):

	June 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
Assets:
SBA 7(a) loans receivable, subject to credit risk	$19,572	$19,967	$18,850	$18,994	3
SBA 7(a) loans receivable, subject to loan-backed notes	$30,166	$33,245	$34,452	$37,657	3
SBA 7(a) loans receivable, subject to secured borrowings	$1,356	$1,356	$1,383	$1,383	3
SBA 7(a) loans receivable, held for sale	$—	$—	$1,525	$1,600	3
Liabilities:
Mortgages payable (1)	$269,100	$233,949	$269,100	$233,364	3
Junior subordinated notes (1)	$27,070	$26,137	$27,070	$25,415	3
______________________
(1)The carrying amounts for the mortgages payable and junior subordinated notes represents the principal outstanding amounts, excluding deferred debt issuance costs and discounts.
Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)
Certain financial and nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The Company’s process for identifying and recording impairment related to investments in real estate is discussed in Note 2.
As discussed in Note 3, during the three months ended June 30, 2025, one property was deemed to be impaired due to a revised cash flow estimate that was less than its carrying value, and its carrying value was reduced to an estimated fair value of $1.9 million, resulting in impairment charges of $221,000. The revised cash flow estimate was a result of a decline in performance and a change in the Company’s intended use for the property in the medium term. The Company estimated fair values using Level 3 inputs and a market approach, specifically using the sales comparison approach. The sales comparison approach to valuing investments in real estate uses actual sales prices for comparable assets to determine the investment’s fair value. The sales prices of the comparable assets are adjusted to reflect their condition relative to the subject property, the time and resources necessary to ready the comparable properties for sale, and the terms of the comparable properties sales.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)
The following table presents the impairment charges by asset class recorded during the three and six months ended June 30, 2025 (in thousands):

Three and Six Months Ended June 30, 2025
Asset class impaired:
Work in progress	$(221)
Total impairment loss	$(221)

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
June 30, 2025 (Unaudited) – (Continued)
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
June 30, 2025 (Unaudited) – (Continued)
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

	Three Months Ended June 30,		Six Months Ended June 30, 2025
	2025	2024	2025	2024
Asset Management Fees:
Asset management fees	$349	$425	$709	$819
Property Management Fees and Reimbursements:
Property management fees(1)	$509	$577	$1,063	$1,160
Onsite management and other cost reimbursements(2)	$1,764	$1,739	$3,524	$3,469
Leasing commissions(3)	$53	$183	$182	$238
Construction management fees(4)	$196	$138	$428	$190
Development management reimbursements(5)	$307	$591	$709	$1,013
Administrative Fees and Expenses:
Expense reimbursements to related parties - corporate	$891	$612	$1,517	$1,217
Lending Segment Expenses:
Expense reimbursements to related parties - lending segment(6)	$678	$673	$1,337	$1,236
Offering-Related Fees:
Upfront dealer manager and trailing dealer manager fees(7)	$—	$110	$—	$377
Non-issuance specific offering costs (8)	$—	$213	$—	$423
______________________
(1)Does not include the Company’s share of the property management fees from the Unconsolidated Joint Ventures of $24,000 and $44,000 for the three and six months ended June 30, 2025, respectively, and $25,000 and $50,000 for the three and six months ended June 30, 2024, respectively.
(2)Does not include the Company’s share of the onsite management and other cost reimbursements from the Unconsolidated Joint Ventures of $130,000 and $221,000 for the three and six months ended June 30, 2025, respectively, and $131,000 and $238,000 for the three and six months ended June 30, 2024, respectively.
(3)Does not include the Company’s share of the leasing commissions from the Unconsolidated Joint Ventures of $63,000 and $70,000 for the three and six months ended June 30, 2025, respectively, and $6,000 and $10,000 for the three and six months ended June 30, 2024, respectively.
(4)Does not include the Company’s share of the construction management fees from the Unconsolidated Joint Ventures of $65,000 and $123,000 for the three and six months ended June 30, 2025, respectively, and $35,000 and $122,000 for the three and six months ended June 30, 2024, respectively.
(5)Does not include the Company’s share of the development management reimbursements from the Unconsolidated Joint Ventures of $86,000 and $261,000 for the three and six months ended June 30, 2025, respectively, and $205,000 and $384,000 for the three and six months ended June 30, 2024, respectively.
(6)Expense reimbursements to related parties - lending segment do not include personnel costs capitalized to deferred loan origination costs of $6,000 and $24,000 for the three and six months ended June 30, 2025, respectively, and $30,000 and $60,000 for the three and six months ended June 30, 2024, respectively.
(7)Represents fees earned by CCO Capital and allocated to Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock.
(8)As of June 30, 2025 and 2024, $0 and $3.0 million, respectively, was included in deferred costs as reimbursable expenses incurred pursuant to the Master Services Agreement and the then applicable dealer manager agreement with CCO Capital. These non-issuance specific costs are allocated against the gross proceeds from the sale of the Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock on a pro rata basis for each issuance as a percentage of the total offering.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)
As of June 30, 2025 and December 31, 2024, due to related parties consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Asset management fees	$709	$1,403
Property management fees and reimbursements	8,624	8,237
Expense reimbursements - corporate	1,989	1,676
Expense reimbursements - lending segment	2,008	1,994
Upfront dealer manager and trailing dealer manager fees	183	186
Non-issuance specific offering costs	—	289
Other amounts due to the CIM Management Entities and certain of its affiliates	418	283
Total due to related parties	$13,931	$14,068
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
In February 2023, the Company and the 1902 Park JV Partner invested in the 1902 Park JV, which purchased a multifamily property in the Echo Park neighborhood of Los Angeles, California for a gross purchase price of $19.1 million, with the Company owning a 50% interest. In October 2024, the 1902 Park JV admitted a new third-party co-investor and used part of the net capital contribution of such third party co-investor to satisfy the 1902 Park JV’s mortgage loan in full. Subsequent to this contribution, the Company’s ownership share of the 1902 Park JV was 25.5%. See Note 2 and Note 4 for more information.
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
Other
On May 15, 2019, an affiliate of CIM Group entered into an approximately 11-year lease for approximately 32,000 rentable square feet with respect to a property owned by the Company (4750 Wilshire). The lease was amended on August 7, 2019 to reduce the rentable square feet to approximately 30,000 rentable square feet. In February 2023, the Company sold an 80% interest in 4750 Wilshire and now holds its retained 20% interest in the property through the 4750 Wilshire JV. Prior to the sale, for the three months ended March 31, 2023, the Company recorded rental and other property income related to this tenant of $194,000. For the three and six months ended June 30, 2025 the Company’s share of the income from the tenant earned by the 4750 Wilshire JV was $84,000 and $166,000. For the three and six months ended June 30, 2024, the Company’s share of the income from the tenant earned by the 4750 Wilshire JV was $84,000 and $164,000.
In connection with the loan agreement for one of the Company’s fixed rate mortgages payable secured by three of the Company’s office properties in Los Angeles, California (the “Wilshire Mortgage Loan”), the Company (in such capacity, the “REIT Guarantor”) and CIM Group Investments, LLC, an affiliate of CIM Group (the “CIM Guarantor,” and, together with the REIT Guarantor, the “Guarantor”), delivered a customary non-recourse carveout guaranty to the lenders (the “Guaranty Agreement”), under which (i) the Company agreed to indemnify the lenders with respect to certain “non-recourse carveout events” and to be fully liable for the Wilshire Mortgage Loan in certain circumstances (e.g., the voluntary bankruptcy of the Borrowers and other insolvency events (collectively, the “Bankruptcy Events”)) and (ii) the CIM Guarantor is jointly and severally fully liable with the Company for the Wilshire Mortgage Loan in the case of Bankruptcy Events (collectively, the “Guaranties”). The Guaranty Agreement requires the Guarantor to maintain a net worth of no less than $105.0 million (and liquid assets of no less than $6.0 million, in each case, exclusive of the values of the collateral for the Wilshire Mortgage Loan, provided that in the event of any partial prepayment or partial defeasance of the Wilshire Mortgage Loan, the above-referenced net worth and liquidity requirements will be reduced in proportion to the principal amount of the Wilshire Mortgage Loan that is partially prepaid and/or defeased, as the case may be.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)
15. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer when the terms established in the contract are met. The Company’s outstanding commitments to fund loans were $17.2 million as of June 30, 2025, all of which are for prime-based loans to be originated by the Company’s subsidiary engaged in SBA 7(a) Small Business Loan Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, the Company has certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. The Company had a total of $6.7 million in future obligations under leases to fund tenant improvements and other future construction obligations as of June 30, 2025. As of June 30, 2025, $14.9 million was funded to reserve accounts included in restricted cash on the Company’s consolidated balance sheet for these tenant improvement obligations in connection with the mortgage loan agreement entered into in June 2016.
Employment Agreements—The Company has an employment agreement with one of its officers. Under certain circumstances, this employment agreement provides for (1) severance payment equal to the annual base salary paid to the officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual base salary paid to the officer.
Litigation—The Company is not currently involved in any material pending or threatened legal proceedings nor, to the Company’s knowledge, are any material legal proceedings currently threatened against the Company, other than routine litigation arising in the ordinary course of business. In the normal course of business, the Company is periodically party to certain legal actions and proceedings involving matters that are generally incidental to the Company’s business. While the outcome of these legal actions and proceedings cannot be predicted with certainty, in management’s opinion, the resolution of these legal proceedings and actions will not have a material adverse effect on the Company’s business, financial condition, results of operations, cash flow or the Company’s ability to satisfy its debt service obligations or to maintain its level of distributions on our Preferred Stock or pay dividends on our Common Stock.
A subsidiary of the Company is a defendant in a lawsuit in connection with injuries sustained by a third-party contractor at a property previously owned by such subsidiary. Such subsidiary has reached an agreement in principle to settle the lawsuit with the plaintiff, pursuant to which such subsidiary’s share of the settlement payment is expected to be approximately $700,000. The Company anticipates that such payment will be made directly from the Company’s insurance carrier, which will be responsible for the entire payment. Accordingly, the Company does not expect this lawsuit to have any adverse effect on the Company’s business, financial condition, results of operations, cash flow or the Company’s ability to satisfy its debt service obligations or to maintain the level of distributions on the Company’s Preferred Stock or pay dividends on our Common Stock.
SBA Related—If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced under the SBA 7(a) Small Business Loan Program, the SBA may seek recovery of the principal loss related to the deficiency from the Company. As of June 30, 2025, the Company serviced an aggregate of $207.2 million of the guaranteed portion of SBA 7(a) loans. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from the Company in the event that a loss is deemed to be attributable to technical deficiencies. Based on historical experience, the Company does not expect that this contingency is probable to be asserted. However, if asserted, it could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flow or the Company’s ability to satisfy its debt service obligations or to maintain its level of distributions on our Preferred Stock or pay dividends on our Common Stock.
Environmental Matters—In connection with the ownership and operation of real estate properties, the Company may be potentially liable for costs and damages related to environmental matters, including asbestos-containing materials. The Company has not been notified by any governmental authority of any noncompliance, liability, or other claim in connection with any of the properties, and the Company is not aware of any other environmental condition with respect to any of the properties that management believes will have a material adverse effect on the Company’s business, financial condition, results of operations, cash flow or the Company’s ability to satisfy its debt service obligations or to maintain its level of distributions on our Preferred Stock or pay dividends on our Common Stock.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)
16. LEASES
Future minimum rental revenue under long-term operating leases as of June 30, 2025, excluding tenant reimbursements of certain costs, are as follows (excludes unconsolidated properties, in thousands):

Years Ending December 31,	Total
2025 (Six months ending December 31, 2025)	$27,125
2026	42,354
2027	30,468
2028	17,324
2029	13,031
Thereafter	43,529
$173,831
17. SEGMENT DISCLOSURE
The Company’s reportable segments during the three and six months ended June 30, 2025 and 2024 consist of three types of commercial real estate properties, namely, office, hotel and multifamily, as well as a segment for the Company’s lending business. Management internally evaluates the operating performance and financial results of the segments based on net operating income. The Company also has certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)
The net operating income (loss) of the Company’s segments for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Office (1):
Revenues	$11,877	$14,101	$24,931	$28,712
Property expenses:
Operating	6,444	6,331	12,080	13,190
General and administrative	89	66	377	70
Total property expenses	6,533	6,397	12,457	13,260
Income from unconsolidated entities	175	1,204	146	1,321
Segment net operating income—office	5,519	8,908	12,620	16,773
Hotel:
Revenues	11,635	12,155	24,316	24,009
Property expenses:
Operating	7,470	7,831	15,456	15,616
General and administrative	7	4	18	11
Total property expenses	7,477	7,835	15,474	15,627
Segment net operating income—hotel	4,158	4,320	8,842	8,382
Multifamily (1):
Revenues	3,944	5,449	8,035	10,198
Property expenses:
Operating	3,060	3,034	6,563	6,371
General and administrative	83	82	169	134
Total property expenses	3,143	3,116	6,732	6,505
Loss from unconsolidated entity	(612)	(81)	(1,734)	(524)
Segment net operating income (loss)—multifamily	189	2,252	(431)	3,169
Lending:
Revenues	2,090	2,564	4,468	5,204
Lending expenses:
Interest expense	549	880	1,123	1,800
Expense reimbursements to related parties—lending segment	678	673	1,337	1,236
General and administrative	910	268	1,465	636
Total lending expenses	2,137	1,821	3,925	3,672
Segment net operating (loss) income—lending	(47)	743	543	1,532
Total segment net operating income	$9,819	$16,223	$21,574	$29,856

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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)
A reconciliation of segment net operating income to net income attributable to the Company for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total segment net operating income	$9,819	$16,223	$21,574	$29,856
Interest and other income	143	170	234	314
Asset management and other fees to related parties	(349)	(425)	(709)	(819)
Expense reimbursements to related parties—corporate	(891)	(612)	(1,517)	(1,217)
Interest expense	(9,627)	(8,346)	(18,811)	(16,403)
General and administrative	(712)	(983)	(1,953)	(2,171)
Transaction-related costs	(803)	(135)	(829)	(825)
Depreciation and amortization	(6,264)	(6,456)	(12,824)	(12,934)
Loss on early extinguishment of debt	(88)	—	(88)	—
Impairment of real estate	(221)	—	(221)	—
Loss before benefit (provision) for income taxes	(8,993)	(564)	(15,144)	(4,199)
Provision for income taxes	(158)	(288)	(279)	(558)
Net loss	(9,151)	(852)	(15,423)	(4,757)
Net loss attributable to non-controlling interests	152	56	310	231
Net loss attributable to the Company	$(8,999)	$(796)	$(15,113)	$(4,526)
The condensed assets for each of the segments as of June 30, 2025 and December 31, 2024 are as follows (in thousands):

	June 30, 2025	December 31, 2024
Condensed assets:
Office (1)	$422,106	$421,438
Hotel	113,590	108,963
Multifamily (1)	274,307	279,308
Lending	70,849	71,192
Non-segment assets	4,172	8,654
Total assets	$885,024	$889,555

(1)Beginning in the quarter ended December 31, 2024, the Company reclassified its consolidated property located at 4750 Wilshire Boulevard (Backlot) in Los Angeles, California to include the property in the multifamily segment, from its previous classification in the office segment. In the above table, the assets related to 4750 Wilshire Boulevard (Backlot) as of June 30, 2025 and December 31, 2024 are included in with Multifamily.
18. SUBSEQUENT EVENTS
In July 2025, the Company finalized the sale of a vacant land parcel adjacent to its multifamily property at 1150 Clay Street in Oakland, California for a gross sales price of $1.3 million. In connection with such sale, the Company used a portion of the proceeds to paydown approximately $700,000 on the 1150 Clay Mortgage.
On August 4, 2025 the Company reached an agreement with the lender under the Channel House Mortgage, with a balance of $87.0 million as of June 30, 2025, to extend the maturity date through January 31, 2027 (the “Channel House Mortgage Extension”). In connection with Channel House Mortgage Extension, the Company made a repayment of $6.0 million under the Channel House Mortgage.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our business and availability of funds. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “project,” “target,” “expect,” “intend,” “might,” “believe,” “anticipate,” “estimate,” “could,” “would,” “continue,” “pursue,” “potential,” “forecast,” “seek,” “plan,” “should” or “goal” or the negative thereof or other variations or similar words or phrases. Such forward-looking statements also include, among others, statements about our plans and objectives relating to future growth and outlook. Such forward-looking statements are based on particular assumptions that our management has made in light of its experience, as well as its perception of expected future developments and other factors that it believes are appropriate under the circumstances. Forward-looking statements are necessarily estimates reflecting the judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include those associated with (i) the timing, form, and operational effects of our development activities, (ii) our ability to raise in place rents to existing market rents and to maintain or increase occupancy levels, (iii) fluctuations in market rents, (iv) the effects of inflation and continuing higher interest rates on our operations and profitability and (v) general economic, market and other conditions, including the effects of high unemployment rates, continued or renewed inflation and any recession or slowdown in economic growth. Additional important factors that could cause our actual results to differ materially from our expectations are discussed in “Item 1A—Risk Factors” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2025 (the “2024 Form 10-K”). The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements expressed or implied herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made, except as may be required by applicable securities laws.
The following discussion of our financial condition as of June 30, 2025 and results of operations for the three and six months ended June 30, 2025 and 2024 should be read in conjunction with the 2024 Form 10-K. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Part I, Item 1A of the 2024 Form 10-K. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the consolidated financial statements contained therein. The terms “we,” “us,” “our” and the “Company” refer to Creative Media & Community Trust Corporation and its subsidiaries.
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
Properties
As of June 30, 2025, our real estate portfolio consisted of 27 assets, all of which were fee-simple properties and five of which we own through investments in Unconsolidated Joint Ventures. Our Unconsolidated Joint Ventures contain one office property, one multifamily site currently under development, two multifamily properties (one of which has been partially converted from office into multifamily units and is now being classified as a multifamily property) and one commercial development site. As of June 30, 2025, our 12 office properties, totaling approximately 1.3 million rentable square feet, were 68.1% occupied, and our one 505-room hotel with an ancillary parking garage, had RevPAR of $171.63 for the six months ended June 30, 2025 and our four multifamily properties were 83.4% occupied. Additionally, as of June 30, 2025, we had nine development sites (three of which were being used as parking lots).
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
Rental Rate Trends
Office Statistics:    The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods (includes 100% of our properties partially owned through Unconsolidated Joint Ventures):

	As of June 30,
	2025	2024
Occupancy (1)(2)	68.1%	82.5%
Annualized rent per occupied square foot (1)(3)	$60.96	$58.85
______________________

(1)The information presented in this table represents historical information as of the date indicated without giving effect to any property sales occurring thereafter.
(2)The decrease in office portfolio occupancy from June 30, 2024 to June 30, 2025 is primarily due to a tenant exercising a partial termination option at an office property in Oakland, California.
(3)Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail. Total abatements, representing lease incentives in the form of free rent, for the twelve months ended June 30, 2025 and 2024 were approximately $1.1 million and $2.2 million, respectively. Giving effect to abatements, net annualized rent per occupied square foot was $60.05 and $58.34 as of June 30, 2025 and 2024, respectively (See Definitions for more detail).
Over the next four quarters, we expect to see expiring cash rents as set forth in the table below (includes 100% of our properties partially owned through Unconsolidated Joint Ventures):

	For the Three Months Ended
	September 30, 2025	December 31, 2025	March 31, 2026	June 30, 2026
Expiring Cash Rents:
Expiring square feet (1)	17,905	3,857	36,185	38,817
Expiring rent per square foot (2)	$58.08	$52.63	$38.41	$56.81
______________________
(1)Month-to-month tenants occupying a total of 4,193 square feet are included in the expiring leases in the first quarter listed.
(2)Represents gross monthly base rent, as of June 30, 2025, under leases expiring during the periods above, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.
During the three and six months ended June 30, 2025, we executed leases with terms longer than 12 months totaling 47,859 and 78,192 square feet, respectively. The table below sets forth information on certain of our executed leases during the three and six months ended June 30, 2025, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

	Number of Leases (1)	Rentable Square Feet	New Cash Rents per Square Foot (2)	Expiring Cash Rents per Square Foot (2)
Three Months Ended June 30, 2025	7	30,845	$45.26	$57.22
Six Months Ended June 30, 2025	14	52,426	$49.24	$56.83
______________________
(1)Based on the number of tenants that signed leases.
(2)Cash rents represent gross monthly base rent, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.
Fluctuations in submarkets, buildings and terms of leases cause large variations in these numbers and make predicting the changes in rent in any specific period difficult. Our rental and occupancy rates are impacted by general economic conditions, including the pace of regional and economic growth, and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re lease space could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or pay dividends on our Common Stock.

Multifamily Statistics:    The following table sets forth occupancy rates and the monthly rent per occupied unit across our multifamily portfolio for the specified periods (includes 100% of our properties partially owned through an Unconsolidated Joint Venture):

	As of June 30,
	2025	2024
Occupancy	83.4%	92.5%
Monthly rent per occupied unit (1)	$2,458	$2,647
______________________
(1)Represents gross monthly base rent under leases commenced as of the specified period, divided by occupied units. This amount reflects total cash rent before concessions. Net of rent concessions granted in the specified period, monthly rent per occupied unit was $2,284 and $2,469 as of June 30, 2025 and 2024, respectively.
Hotel Statistics:    The following table sets forth the occupancy, ADR and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Six Months Ended June 30,
	2025	2024
Occupancy	79.2%	79.5%
ADR	$216.76	$210.80
RevPAR	$171.63	$167.57
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
Property Concentration
Kaiser Foundation Health Plan, Incorporated, which occupied space in one of our Oakland, California properties, accounted for 24.8% of our annualized office rental income for the three months ended June 30, 2025.

2025 Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, such as the effects of high unemployment rates, continued or renewed inflation, heightened interest rates, and any recession or slowdown in economic growth and any proposed or imposed tariffs by the U.S. government and retaliatory tariffs proposed or imposed by U.S. trading partners, that may reasonably be expected to have a material impact on our results from operations other than those listed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.
Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024
Net Loss and FFO

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Total revenues	$29,689	$34,439	$(4,750)	(13.8)%
Total expenses	$38,245	$36,126	$2,119	5.9%
Net loss	$(9,151)	$(852)	$(8,299)	NM*
______________________
(*)Percentage changes in excess of 100% are deemed to be not meaningful (“NM”)
Net loss was $9.2 million for the three months ended June 30, 2025, compared to a net loss of $852,000 for the three months ended June 30, 2024, an increase of $8.3 million. The increase in net loss was primarily due to a decrease of $6.4 million in segment net operating income (discussed in more detail in the following Summary Segment Results) and an increase in interest expense of $1.3 million.
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

The following table sets forth a historical reconciliation of net loss attributable to common stockholders to FFO attributable to common stockholders (in thousands):

	Three Months Ended June 30,
	2025	2024
Net loss attributable to common stockholders(1)	$(14,279)	$(9,667)
Depreciation and amortization	6,264	6,456
Non-controlling interests’ proportionate share of depreciation and amortization	(59)	(68)
Impairment of real estate	221	—
FFO attributable to common stockholders(1)	$(7,853)	$(3,279)
______________________
(1)During the three months ended June 30, 2025 and 2024, we recognized $0 and $567,000, respectively, of redeemable preferred stock redemptions. Such amounts are included in, and have the effect of increasing, net loss attributable to common stockholders and FFO attributable to common stockholders because redeemable preferred stock redemptions are not an adjustment prescribed by NAREIT.
FFO attributable to common stockholders, which is a non-GAAP measure, was $(7.9) million for the three months ended June 30, 2025, a decrease of approximately $4.6 million, compared to $(3.3) million for the three months ended June 30, 2024. The decrease in FFO was primarily due to a decrease of $6.4 million in segment net operating income (discussed in more detail in the following Summary Segment Results) and an increase in interest expense of $1.3 million, partially offset by a decrease in redeemable preferred stock dividends of $2.6 million and a decrease in redeemable preferred stock redemptions of $567,000.

Summary Segment Results
During the three months ended June 30, 2025 and June 30, 2024, we operated in four segments: office, hotel and multifamily properties and lending. Set forth and described below are summary segment results for our operating segments (dollar amounts in thousands).

	Three Months Ended June 30,		Change
	2025	2024	$	%
Revenues:
Office	$11,877	$14,101	$(2,224)	(15.8)%
Hotel	$11,635	$12,155	$(520)	(4.3)%
Multifamily	$3,944	$5,449	$(1,505)	(27.6)%
Lending	$2,090	$2,564	$(474)	(18.5)%

Expenses:
Office	$6,533	$6,397	$136	2.1%
Hotel	$7,477	$7,835	$(358)	(4.6)%
Multifamily	$3,143	$3,116	$27	0.9%
Lending	$2,137	$1,821	$316	17.4%

(Loss) Income From Unconsolidated Entities:
Office	$175	$1,204	$(1,029)	(85.5)%
Multifamily	$(612)	$(81)	$(531)	NM*

Non-Segment Revenue and Expenses:
Interest and other income	$143	$170	$(27)	(15.9)%
Asset management and other fees to related parties	$(349)	$(425)	$76	(17.9)%
Expense reimbursements to related parties - corporate	$(891)	$(612)	$(279)	45.6%
Interest expense	$(9,627)	$(8,346)	$(1,281)	15.3%
General and administrative	$(712)	$(983)	$271	(27.6)%
Transaction-related costs	$(803)	$(135)	$(668)	NM*
Depreciation and amortization	$(6,264)	$(6,456)	$192	(3.0)%
Loss on early extinguishment of debt	$(88)	$—	$(88)	N/A
Impairment of real estate	$(221)	$—	$(221)	N/A
Provision for income taxes	$(158)	$(288)	$130	NM*
______________________
(*)Percentage changes in excess of 100% are deemed to be not meaningful (“NM”)
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased to $11.9 million for the three months ended June 30, 2025, compared to $14.1 million for the three months ended June 30, 2024. The decrease was primarily due to a decrease in rental revenues at an office property in Oakland, California as a result of lower occupancy, partially offset by an increase in rental revenues at an office property in Beverly Hills, California as a result of increased occupancy and rental rates.
Hotel Revenue: Hotel revenue decreased to $11.6 million for the three months ended June 30, 2025, compared to $12.2 million for the three months ended June 30, 2024. The decrease was due to a decrease in food and beverage sale revenues for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Multifamily Revenue: Multifamily revenue was $3.9 million for the three months ended June 30, 2025, compared to $5.4 million for the three months ended June 30, 2024. The decrease was attributed to lower rental revenues at our multifamily properties due to decreases in occupancy and monthly rent per occupied unit, net of rent concessions, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan-related fee income. Lending revenue was $2.1 million for the three months ended June 30, 2025, compared to $2.6 million for the three months ended June 30, 2024. The decrease was primarily due to a decrease in interest income due to loan payoffs and a decrease in interest rates.
Income From Unconsolidated Office Entities: The income from our Unconsolidated Joint Ventures included in office segment net operating income decreased to $175,000 for the three months ended June 30, 2025, compared to income of $1.2 million for the three months ended June 30, 2024. The decrease was primarily due to a decrease in unrealized gain recognized on the value of real estate at the unconsolidated office entities recognized during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Loss From Unconsolidated Multifamily Entity: The loss from our Unconsolidated Joint Venture included in the multifamily segment net operating income was $612,000 for the three months ended June 30, 2025, compared to a loss of $81,000 for the three months ended June 30, 2024. The increase was primarily due to changes in the valuation of investments in real estate at our unconsolidated multifamily entities which recognized a larger net unrealized loss during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Interest and Other Income: Interest and other income, which has not been allocated to our operating segments, was $143,000 for the three months ended June 30, 2025, generally consistent with $170,000 for the three months ended June 30, 2024.
Expenses
Office Expenses: Office expenses were $6.5 million for the three months ended June 30, 2025, generally consistent with expenses of $6.4 million for the three months ended June 30, 2024.
Hotel Expenses: Hotel expenses decreased to $7.5 million for the three months ended June 30, 2025, compared to $7.8 million for the three months ended June 30, 2024. The decrease was primarily due to decreases in food and beverage expenses and property management fees during the three months ended June 30, 2025.
Multifamily Expenses: Multifamily expenses were $3.1 million for the three months ended June 30, 2025, consistent with $3.1 million for the three months ended June 30, 2024.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related parties. Lending expenses were $2.1 million for the three months ended June 30, 2025, compared to $1.8 million for the three months ended June 30, 2024. The increase was primarily due to an increase in current expected credit losses (“CECL”).
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments, were $349,000 for the three months ended June 30, 2025, compared to $425,000 for the three months ended June 30, 2024. The decrease was a result of a reduction in asset management fees related to a decrease in our net asset value, primarily resulting from a reduction in the fair value of our investments in real estate as of the end of 2024.
Expense Reimbursements to Related Parties—Corporate: The Administrator receives compensation and/or reimbursement for performing certain services for the Company and its subsidiaries. Expense reimbursements to related parties-corporate were $891,000 for the three months ended June 30, 2025, compared to expenses of $612,000 for the three months ended June 30, 2024, with the increase primarily due to an increase in legal services.
Interest Expense: Interest expense, which has not been allocated to our operating segments, increased to $9.6 million for the three months ended June 30, 2025, compared to $8.3 million for the three months ended June 30, 2024. The increase was primarily attributable to a higher average outstanding principal balance on our debt as a result of new mortgage loans closed during the fourth quarter of 2024 and first and second quarters of 2025, partially offset by paydowns on our 2022 Credit Facility.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $712,000 for the three months ended June 30, 2025, compared with $1.0 million for the three months ended June 30, 2024. The decrease was primarily due to a decrease in legal fees.

Transaction-Related Costs: Transaction costs were $803,000 for the three months ended June 30, 2025, compared with $135,000 for such costs for the three months ended June 30, 2024. The increase was due to a higher level of costs during the three months ended June 30, 2025 related to contemplated transactions as well as dead deal costs that were expensed during the period.
Depreciation and Amortization Expense: Depreciation and amortization expense was $6.3 million for the three months ended June 30, 2025, generally consistent with $6.5 million for the three months ended June 30, 2024.
Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt was $88,000 for the three months ended June 30, 2025 as a result of the payoff and termination of the 2022 Credit Facility. No such amounts were incurred during the prior year period.
Impairment of Real Estate: Impairment of real estate was $221,000 for the three months ended June 30, 2025, due to an impairment charge recognized in connection with an office property in Austin, Texas. No such amounts were incurred during the prior year period.
Provision for Income Taxes: Provision for income taxes was $158,000 for the three months ended June 30, 2025, compared to provision for income taxes of $288,000 for the three months ended June 30, 2024. The decrease in provision for income taxes was due to lower taxable income at our taxable REIT subsidiaries compared to the prior year period.
2025 Results of Operations
Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024
Net Loss and FFO

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Total revenues	$61,984	$68,437	$(6,453)	(9.4)%
Total expenses	$75,540	$73,433	$2,107	2.9%
Net loss	$(15,423)	$(4,757)	$(10,666)	224.2%
Net loss was $15.4 million for the six months ended June 30, 2025, compared to a net loss of $4.8 million for the six months ended June 30, 2024, an increase of $10.7 million. The increase in net loss was primarily due to a decrease of $8.3 million in segment net operating income (discussed in more detail in the following Summary Segment Results) and an increase in interest expense of $2.4 million.
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

The following table sets forth a historical reconciliation of net loss attributable to common stockholders to FFO attributable to common stockholders (in thousands):

	Six Months Ended June 30,
	2025	2024
Net loss attributable to common stockholders(1)	$(26,177)	$(21,962)
Depreciation and amortization	12,824	12,934
Non-controlling interests’ proportionate share of depreciation and amortization	(126)	(172)
Impairment of real estate	221	—
FFO attributable to common stockholders(1)	$(13,258)	$(9,200)
______________________
(1)During the six months ended June 30, 2025 and 2024, we recognized $300,000 and $1.4 million, respectively, of redeemable preferred stock redemptions. Such amounts are included in, and have the effect of increasing, net loss attributable to common stockholders and decreasing FFO attributable to common stockholders because redeemable preferred stock redemptions are not an adjustment prescribed by NAREIT.
FFO attributable to common stockholders, which is a non-GAAP measure, was $(13.3) million for the six months ended June 30, 2025, a decrease of $4.1 million compared to $(9.2) million for the six months ended June 30, 2024. The decrease in FFO was primarily due to a decrease of $8.3 million in segment net operating income (discussed in more detail in the following Summary Segment Results) and an increase in interest expense of $2.4 million, partially offset by a decrease in redeemable preferred stock dividends of $4.9 million and a decrease in redeemable preferred stock redemptions of $1.1 million.

Summary Segment Results
During the six months ended June 30, 2025 and June 30, 2024, we operated in four segments: office, hotel and multifamily properties and lending. Set forth and described below are summary segment results for our operating segments (dollar amounts in thousands).

	Six Months Ended June 30,		Change
	2025	2024	$	%
Revenues:
Office	$24,931	$28,712	$(3,781)	(13.2)%
Hotel	$24,316	$24,009	$307	1.3%
Multifamily	$8,035	$10,198	$(2,163)	(21.2)%
Lending	$4,468	$5,204	$(736)	(14.1)%

Expenses:
Office	$12,457	$13,260	$(803)	(6.1)%
Hotel	$15,474	$15,627	$(153)	(1.0)%
Multifamily	$6,732	$6,505	$227	3.5%
Lending	$3,925	$3,672	$253	6.9%

Income (Loss) From Unconsolidated Entities
Office	$146	$1,321	$(1,175)	(88.9)%
Multifamily	$(1,734)	$(524)	$(1,210)	NM*

Non-Segment Revenue and Expenses:
Interest and other income	$234	$314	$(80)	(25.5)%
Asset management and other fees to related parties	$(709)	$(819)	$110	(13.4)%
Expense reimbursements to related parties - corporate	$(1,517)	$(1,217)	$(300)	24.7%
Interest expense	$(18,811)	$(16,403)	$(2,408)	14.7%
General and administrative	$(1,953)	$(2,171)	$218	(10.0)%
Transaction-related costs	$(829)	$(825)	$(4)	0.5%
Depreciation and amortization	$(12,824)	$(12,934)	$110	(0.9)%
Loss on early extinguishment of debt	$(88)	$—	$(88)	N/A
Impairment of real estate	$(221)	$—	$(221)	N/A
Provision for income taxes	$(279)	$(558)	$279	(50.0)%
______________________
(*)Percentage changes in excess of 100% are deemed to be not meaningful (“NM”)
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased to $24.9 million for the six months ended June 30, 2025, compared to $28.7 million for the six months ended June 30, 2024. The decrease was primarily due to a decrease in rental revenues at an office property in Oakland, California as a result of lower occupancy, partially offset by an increase in rental revenues at an office property in Beverly Hills, California as a result of increased occupancy and rental rates.
Hotel Revenue: Hotel revenue was $24.3 million for the six months ended June 30, 2025, compared to $24.0 million for the six months ended June 30, 2024. The increase was primarily due to an increase in average daily rate during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Multifamily Revenue: Multifamily revenue was $8.0 million for the six months ended June 30, 2025, compared to $10.2 million for the six months ended June 30, 2024. The decrease was attributed to lower occupancy and decreased monthly rent per occupied unit, net of rent concessions during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan-related fee income. Lending revenue was $4.5 million for the six months ended June 30, 2025, compared to $5.2 million for the six months ended June 30, 2024. The decrease was primarily due to a decrease in interest income due to loan payoffs and a decrease in interest rates.
(Loss) Income From Unconsolidated Office Entities: The income from our Unconsolidated Joint Ventures included in office segment net operating income decreased to $146,000 for the six months ended June 30, 2025, compared to income of $1.3 million for the six months ended June 30, 2024. The decrease was primarily due to a decrease in unrealized gain recognized on the value of real estate at one of the unconsolidated office entities recognized during the six months ended June 30, 2025.
Loss From Unconsolidated Multifamily Entity: The loss from our Unconsolidated Joint Venture included in the multifamily segment was $1.7 million for the six months ended June 30, 2025, compared to a loss of $524,000 for the six months ended June 30, 2024. The increase was primarily due to an increase in the unrealized loss recognized on the value of real estate at the Unconsolidated Joint Venture included in our multifamily segment during the six months ended June 30, 2025.
Interest and Other Income: Interest and other income, which has not been allocated to our operating segments, decreased to $234,000 for the six months ended June 30, 2025, compared to $314,000 for the six months ended June 30, 2024. The decrease was primarily related to a decrease in interest earned on money market accounts during the six months ended June 30, 2025.
Expenses
Office Expenses: Office expenses decreased to $12.5 million for the six months ended June 30, 2025, compared to $13.3 million for the six months ended June 30, 2024. The decrease was primarily due to lower operating expenses at an office property in Oakland, California as a result of lower utilities and security expenses and property management fees, as well as lower operating expenses at an office property in Beverly Hills, California as result of property tax refunds received during the six months ended June 30, 2025.
Hotel Expenses: Hotel expenses were $15.5 million for the six months ended June 30, 2025, generally consistent with $15.6 million for the six months ended June 30, 2024.
Multifamily Expenses: Multifamily expenses increased to $6.7 million for the six months ended June 30, 2025, compared to $6.5 million for the six months ended June 30, 2024. The increase was primarily attributable to higher repairs and maintenance and cleaning expenses at a multifamily property in Oakland, California during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related parties. Lending expenses were $3.9 million for the six months ended June 30, 2025, compared with expenses of $3.7 million for the six months ended June 30, 2024. The increase was primarily due to an increase in CECL.
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments, were $709,000 for the six months ended June 30, 2025, compared to $819,000 for the six months ended June 30, 2024. The decrease was a result of a reduction in asset management fees related to a decrease in our net asset value, primarily resulting from a reduction in the fair value of our investments in real estate as of the end of 2024.
Expense Reimbursements to Related Parties—Corporate: The Administrator receives compensation and/or reimbursement for performing certain services for the Company and its subsidiaries. Expense reimbursements to related parties-corporate were $1.5 million for the six months ended June 30, 2025, consistent with $1.2 million for the six months ended June 30, 2024, with the increase primarily due to an increase in legal services.
Interest Expense: Interest expense, which has not been allocated to our operating segments, increased to $18.8 million for the six months ended June 30, 2025, compared to $16.4 million for the six months ended June 30, 2024. The increase was primarily attributable to a higher average outstanding principal balance on our debt as a result of new mortgage loans closed during the fourth quarter of 2024 and first and second quarters of 2025, partially offset by paydowns on our 2022 Credit Facility.

General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $2.0 million for the six months ended June 30, 2025, compared with $2.2 million for the six months ended June 30, 2024. The decrease was primarily due to a decrease in legal fees.
Transaction-Related Costs: Transaction-related costs were $829,000 for the six months ended June 30, 2025, consistent with $825,000 for the six months ended June 30, 2024.
Depreciation and Amortization Expense: Depreciation and amortization expense was $12.8 million for the six months ended June 30, 2025, generally consistent with $12.9 million for the six months ended June 30, 2024.
Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt was $88,000 for the six months ended June 30, 2025 as a result of the payoff and termination of the 2022 Credit Facility. No such amounts were incurred during the prior year period.
Impairment of Real Estate: Impairment of real estate was $221,000 for the six months ended June 30, 2025, due to an impairment charge recognized in connection with an office property in Austin, Texas. No such amounts were incurred during the prior year period.
Provision for Income Taxes: Provision for income taxes was $279,000 for the six months ended June 30, 2025, compared with $558,000 for the six months ended June 30, 2024. The decrease was due to lower taxable income at our taxable REIT subsidiaries compared to the prior year period.
Cash Flow Analysis
Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the occupancy and ADR of our hotel, the collectability of rent and recoveries from our tenants, and loan-related activity. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash used in operating activities was $1.3 million for the six months ended June 30, 2025, as compared to net cash provided by operating activities of $5.5 million for the same period in 2024. The decrease in cash provided by operating activities was primarily due to an increase in net loss adjusted for depreciation and amortization expense and other non-cash items of $7.7 million and an decrease from the change in working capital of $2.5 million, partially offset by a decrease in cash used to fund loans, net of cash proceeds from the sale of loans of $3.4 million.
Our cash flows from investing activities are primarily related to property acquisitions and dispositions, expenditures for the development or repositioning of properties, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash used in investing activities increased to $10.2 million for the six months ended June 30, 2025, compared to $1.4 million for the same period in 2024. The increase in cash used in investing activities was primarily due to an increase in capital expenditures of $9.0 million.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash provided by financing activities was $16.5 million for the six months ended June 30, 2025, compared to $2.5 million during the same period in 2024. The increase in our cash flows from financing activities was primarily due to an increase net proceeds from debt of $30.3 million during the six months ended June 30, 2025, compared to $13.6 million during the six months ended June 30, 2024, a $18.1 million decrease in cash redemptions of preferred stock, and a combined decrease in preferred stock and common stock dividends of $8.0 million. The aforementioned amounts were offset by a $27.9 million decrease in net proceeds from the issuance of preferred stock during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
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

Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, or re-leasing of space in existing properties, capital expenditures, paying interest and principal on debt financings, refinancing of indebtedness, SBA 7(a) loan originations, paying distributions on our Preferred Stock or any other preferred stock we may issue, any future repurchase of Common Stock and/or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock) and distributions on our Common Stock. Additionally, our outstanding commitments to fund loans were $17.2 million as of June 30, 2025, substantially all of which reflect prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Small Business Loan Program lending. A majority of these commitments have government guarantees of 75% and we believe that we will be able to sell the guaranteed portion of these loans in a liquid secondary market upon fully funding these loans. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. To the extent we decide to proceed with development work on any of our development sites (in addition to those discussed below), we will have increased liquidity needs.
Our long-term liquidity needs include development at an Unconsolidated Joint Venture (the “1910 Sunset JV”), in which we have approximately a 44% ownership interest. The 1910 Sunset JV has begun construction to build 36 multifamily units on the 1915 Park Avenue land parcel adjacent to the office building (the “1915 Park Project”) in Los Angeles, California, which development is expected to be completed by the third quarter of 2025 and with an estimated cost of approximately $14.7 million (excluding the land acquisition cost), our share of which is expected to be $6.5 million. The 1910 Sunset JV plans to finance the project through a combination of cash from operations at its office property, additional equity contributions from existing investors, and proceeds from a mortgage loan from a third-party lender (which had a balance of $5.1 million as of June 30, 2025 and total borrowing availability of $9.4 million). As of June 30, 2025, the 1910 Sunset JV had incurred total costs of $12.4 million in connection with the 1915 Park Project.
Construction has been substantially completed at one of our Unconsolidated Joint Ventures (the “4750 Wilshire JV”), in which we have a 20% ownership interest. The 4750 Wilshire JV has converted two of the three floors of an office property at 4750 Wilshire Boulevard in Los Angeles, California (“4750 Wilshire”) from office-use into 68 for-lease multifamily units (the “4750 Wilshire Project”), with the first floor of 4750 Wilshire continuing to function as 30,335 square feet of office space. The 4750 Wilshire JV began leasing for the multifamily units in September 2024. As of June 30, 2025, total costs of $28.4 million had been incurred by the 4750 Wilshire JV in connection with the 4750 Wilshire Project, which has an expected total completion cost of $31.0 million.
Construction has been completed on the Rooms Renovation Project at our Sheraton Grand Hotel in Sacramento, California, with a total cost of approximately $20.9 million, of which approximately $20.3 million had been incurred as of June 30, 2025. We plan to begin renovation of Sheraton Grand Hotel’s lobbies and common areas (the “Lobby Renovation Project”) during the third quarter of 2025. The approved a budget for the Lobby Renovation Project is approximately $11.2 million, which will be funded by a combination of draws on the mortgage loan at the property and key money from the Sheraton Grand Hotel’s franchisor.
On April 3, 2025, the Company completed the refinancing of an office property in Austin, Texas (the “Austin Refinancing”). The Company used a portion of the proceeds from the Austin Refinancing to repay the $15.0 million outstanding balance on our 2022 Credit Facility in full and, in connection with such repayment, the 2022 Credit Facility was terminated.
From and after September 2024, at our option, we redeemed 2,589,606 and 2,150,076 shares of Series A1 Preferred Stock and Series A Preferred Stock, respectively, in shares of Common Stock and we have paid holder-requested redemptions of 376,128 and 319,184 shares of Series A1 Preferred Stock and Series A Preferred Stock, respectively, in shares of Common Stock. We currently plan to continue to satisfy some or all redemption requests submitted by holders of our shares of Preferred Stock in shares of Common Stock during 2025, when legally permitted, which the Company currently expects will be in the third or fourth quarter of 2025.We have in the past exercised our right to redeem shares of Preferred Stock at our option (subject to the terms of the Preferred Stock set forth in the charter) and pay the redemption price in shares of Common Stock, and we may do so again in the future.
The measures noted above, taken together, are expected to strengthen our balance sheet, improve liquidity and accelerate our transition towards premier multifamily properties. These actions are also intended to better position the Company to take advantage of opportunities that are expected to arise in a recovering real estate market.
We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of our long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. While we will seek to satisfy such needs through one or more of the methods described in this Quarterly Report on Form 10-Q, our ability to take such actions is highly uncertain and cannot be predicted, and could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in “Item 1A—Risk Factors” of the

2024 Form 10-K. If we cannot obtain funding for our long-term liquidity needs, our assets may generate lower cash flows or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or pay dividends on our Common Stock.

We must meet certain financial and liquidity criteria to maintain the listing of our Common Stock on Nasdaq. If we violate Nasdaq’s listing requirements or fail to meet its listing standards, our Common Stock may be delisted. On November 7, 2024, we received written notice from the Listing Qualifications Department of Nasdaq indicating that, because the closing bid price for our Common Stock had fallen below $1.00 per share for 30 consecutive business days (the “Bid Price Requirement”), we had fallen out of compliance with the Bid Price Requirement. To regain compliance, the closing bid price of our Common Stock had to be a minimum of $1.00 per share for a minimum of ten consecutive business days prior to May 6, 2025. On May 1, 2025, we received a letter from the Nasdaq Listing Qualification Department informing the Company that it had regained compliance with the Bid Price Requirement as of April 30, 2025 due to the price of our Common Stock maintaining a minimum bid price in excess of $1.00 for ten consecutive business days. However, our ability to maintain compliance with the Nasdaq’s listing standards requirements in the future, including the Bid Price Requirement, is not guaranteed. We believe that delisting our Common Stock from Nasdaq could have significant adverse consequences, including a decreased ability to issue additional shares of Common Stock to raise additional financing in the future due to the increased lack of liquidity that would result in our Common Stock due to the factors described in “We may not be able to maintain a listing of our Common Stock on Nasdaq” in “Item 1A—Risk Factors” of the 2024 Form 10-K. In addition, delisting may result in the inability to redeem Preferred Stock when all other criteria for redemption have been met if registration under applicable state securities or “blue sky” laws is not able to be accomplished in a particular state and the cash required for such redemption is not available.
Sources and Uses of Funds
Mortgages
We have mortgage loan agreements with outstanding balances of $482.4 million as of June 30, 2025. Our mortgage loans mature on various dates from June 7, 2026 through January 11, 2030.
With regards to the mortgage payable with a balance of $67.0 million as of June 30, 2025 maturing on June 7, 2026, (the “1150 Clay Mortgage”), we executed the final one-year extension option under the mortgage in June 2025. We intend to work with the lender in order to refinance the 1150 Clay Mortgage beyond its stated maturity date of June 7, 2026. Although we believe it is likely it will be able to refinance the 1150 Clay Mortgage prior to June 7, 2026, there can be no assurance that such refinancing will occur. If we and the lender under the 1150 Clay Mortgage cannot agree on an extension of the mortgage and the we fail to repay the loan in full upon its contractual maturity date, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, take possession of the property.
With regards to the mortgage payable with a balance of $87.0 million as of June 30, 2025 maturing on July 7, 2025 (the “Channel House Mortgage”), on August 4, 2025 the we reached an agreement with the lender to extend the maturity date through January 31, 2027 (the “Channel House Mortgage Extension”). In connection with Channel House Mortgage Extension, we made a repayment of $6.0 million under the Channel House Mortgage.

Revolving Credit Facilities
In December 2022, the Company refinanced its 2018 credit facility and replaced it with a new 2022 credit facility (the “2022 Credit Facility”), entered into with a bank syndicate, that included a $56.2 million term loan (the “2022 Credit Facility Term Loan”) as well as a revolver that originally allowed the Company to borrow up to $150.0 million (the “2022 Credit Facility Revolver”), both of which were collectively subject to a borrowing base calculation. At the time the 2022 Credit Facility was entered into, it was collateralized by six of the Company’s office properties, as well as the Company’s hotel property and adjacent parking garage (the “Hotel Properties”). The 2022 Credit Facility originally had a maturity date in December 2025 and provided for two one-year extension options. In December 2024, using proceeds from the closing of a variable rate mortgage on the Hotel Properties and a fixed rate mortgage on three of the Company’s office properties, the Company repaid $111.7 million on the 2022 Credit Facility Revolver and $42.6 million on the 2022 Credit Facility Term Loan. On April 3, 2025, the Company completed the refinancing of an office property in Austin, Texas and used a portion of the proceeds from such refinancing to repay the 2022 Credit Facility in full and, in connection with such repayment, the 2022 Credit Facility was terminated.
In June 2025, a subsidiary of the Company, as borrower, entered into an agreement (the “Lending Division Revolving Credit Facility”) with a bank that included a $20.0 million revolving credit facility secured by the unguaranteed portion of certain of such subsidiary’s SBA 7(a) loans receivable and other assets of such subsidiary, subject to a borrowing base calculation, and fully guaranteed by the Company. Loans included in the borrowing base calculation may not be included for more than 12 calendar months unless certain financial ratios are met and in no case can loans be included for more than 18 months. The Lending Division Revolving Credit Facility bears interest at (i) the base rate plus 2.00% or (ii) SOFR plus 3.00%, at the borrower’s election, and has an initial maturity date of June 13, 2027, with two one-year extension options. As of June 30, 2025, the effective interest rate for the lending division credit facility was 7.38% and there was $8.3 million of debt outstanding with no availability for additional borrowings under the Lending Division Revolving Credit Facility, pursuant to the borrowing base calculation. In connection with the Company’s guaranty of the Lending Division Revolving Credit Facility (the “Parent Guaranty”), the Company is subject to certain financial covenants, including maintenance of (i) a consolidated fixed charge coverage ratio of at least 1.05 to 1.00, (ii) a minimum net worth of $200.0 million, (iii) a total leverage ratio no greater than 2.50 to 1.00 and (iv) $10.0 million of liquidity. If the Company fails to comply with the financial covenants set forth in the Parent Guaranty, the lender under the Lending Division Revolving Credit Facility has the right to require the Company to post cash collateral for the benefit of the lender in an amount equal to 105% of the outstanding principal balance under the facility plus all accrued and unpaid interest under such facility.
Other Financing Activity
On March 9, 2023, our lending division completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $54.1 million of unguaranteed SBA 7(a) loan-backed notes (with net proceeds of approximately $43.3 million, after payment of fees and expenses in connection with the securitization and the funding of a reserve account and an escrow account). The SBA 7(a) loan-backed notes are collateralized by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable. The SBA 7(a) loan backed notes mature on March 20, 2048, with monthly payments due as payments on the collateralized loans are received. The SBA 7(a) loan-backed notes bear interest at a per annum rate equal to the lesser of (i) 30-Day average compounded SOFR plus 2.90% and (ii) prime rate minus 0.35%. As of June 30, 2025, the variable interest rate was 7.15%. We reflect the SBA 7(a) loans receivable as assets on our consolidated balance sheet and the SBA 7(a) loan-backed notes as debt on our consolidated balance sheet.
We have junior subordinated notes with a variable interest rate that resets quarterly based on the three-month SOFR plus 3.51%, with quarterly interest‑only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at our option. The aggregate principal balance of the junior subordinated notes was $27.1 million as of June 30, 2025.
Securities Offerings
We conducted a continuous public offering of Series A Preferred Stock from October 2016 through January 2020, where one Series A Preferred Warrant was issued along with each issued share of Series A Preferred Stock. During the tenure of the offering, we issued 4,603,287 Series A Preferred Stock and Series A Preferred Warrants and received aggregate net proceeds of $105.2 million after commissions, fees and allocated costs. As of June 30, 2025, all of the Series A Preferred Warrants had expired.
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
As of June 30, 2025, we had issued 12,040,878 shares of Series A1 Preferred Stock, 8,251,657 shares of Series A Preferred Stock and 56,857 shares of Series D Preferred Stock and received aggregate net proceeds of $459.1 million after commissions, fees and allocated costs.
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
From the date of issuance until the fifth anniversary of the date of issuance, holders of Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock may require us to redeem such shares at a discount to the Series A1 Preferred Stock, Series A Preferred Stated Value and Series D Preferred Stated Value, respectively. From and after the fifth anniversary of the date of original issuance of any share of our Preferred Stock, we generally (subject to certain conditions) have the right (but not the obligation) to redeem, and the holder of such share may require us to redeem, such share at a redemption price equal to 100% of the stated value of such share, plus any accrued but unpaid dividends in respect of such share as of the effective date of the redemption. The redemption price in respect of any share of Preferred Stock, whether redeemed at our option or at the option of a holder, may be paid in cash or in shares of Common Stock in our sole discretion. Through June 30, 2025, we had redeemed 4,799,446 shares of Series A Preferred Stock, 3,148,815 shares of Series A1 Preferred Stock, and 8,410 shares of Series D Preferred Stock. We currently plan to continue to satisfy some or all redemption requests submitted by holders of our shares of Preferred Stock in shares of Common Stock during 2025, when legally permitted. We have in the past exercised our right to redeem shares of Preferred Stock at our option (subject to the terms of the Preferred Stock set forth in the charter) and pay the redemption price in shares of Common Stock, and we may do so again in the future.
Of the 4,799,446 shares of Series A Preferred Stock that have been redeemed, the redemption of 2,330,186 shares of Series A Preferred Stock were paid in cash, 2,313,106 of which were redeemed at the option of the holders and 17,080 of which were redeemed at the option of the Company. As of June 30, 2025, the Company, at its option, redeemed 2,150,076 shares of Series A Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, as of June 30, 2025, 319,184 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series A In-Kind Redemptions”). The Series A In-Kind Redemptions resulted in the aggregate issuance of 367,311 shares of Common Stock.
Of the 3,148,815 shares of Series A1 Preferred Stock that have been redeemed, the redemption of 183,081 shares of Series A1 Preferred Stock were paid in cash (all of which were redeemed at the option of the holders). As of June 30, 2025, the Company, at its option, redeemed 2,589,606 shares of Series A1 Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, as of June 30, 2025, 376,128 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series A1 In-Kind Redemptions”). The Series A1 In-Kind Redemptions resulted in the aggregate issuance of 288,981 shares of Common Stock.
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
Off-Balance Sheet Arrangements
As of June 30, 2025, we did not have any off-balance sheet arrangements.
Recently Issued Accounting Pronouncements
Our recently issued accounting pronouncements are described in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. As of June 30, 2025 and December 31, 2024 (including our variable rate mortgages payable subject to interest rate cap agreements and excluding premiums, discounts, and deferred loan costs), $445.9 million (or 82.3%) and $440.4 million (or 86.1%) of our debt, respectively, was fixed rate borrowings. As of June 30, 2025 and December 31, 2024 (excluding our variable rate mortgages payable subject to interest rate cap agreements as well as premiums, discounts and deferred loan costs), $96.0 million (or 17.7%) and $71.3 million (or 13.9%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding as of June 30, 2025 and December 31, 2024, a 50 basis point change in SOFR would result in an annual impact to our earnings of approximately $480,000 and $356,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate.
As of June 30, 2025, we had two interest rate cap agreements outstanding with an aggregate notional amount of $176.8 million and an aggregate fair value of the net derivative asset of $8,000. As of June 30, 2025, an increase or decrease of 50 basis points in interest rates would not result in a significant change to the fair value of the derivative asset.
Item 4.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of June 30, 2025, our Principal Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by us in such reports is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Other Information
Item 1.    Legal Proceedings
We are not currently involved in any material pending or threatened legal proceedings nor, to our knowledge, are any material legal proceedings currently threatened against us, other than routine litigation arising in the ordinary course of business. In the normal course of business, we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business. While the outcome of these legal actions and proceedings cannot be predicted with certainty, in management’s opinion, the resolution of these legal proceedings and actions will not have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or pay dividends on our Common Stock.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A of our Annual
Report on Form 10-K for the year ended December 31, 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In May 2022, the Company’s Board of Directors approved a repurchase program of up to $10.0 million of the Company’s Common Stock (the “SRP”). Under the SRP, the Company, in its discretion, may purchase shares of its Common Stock from time to time in the open market or in privately negotiated transactions. The amount and timing of purchases of shares will depend on a number of factors, including, without limitation, the price and availability of shares, trading volume, general market conditions and compliance with applicable securities law. The SRP has no termination date and may be suspended or discontinued at any time. There were no repurchases during the three and six months ended June 30, 2025. As of June 30, 2025, the Company had repurchased 2,650 shares of Common Stock for $4.7 million.
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
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, in effect at any time during the three months ended June 30, 2025.
On May 8, 2025, the Company filed a notice with the Israel Securities Authority and the TASE voluntarily requesting to delist its Common Stock from trading on the TASE due to the relatively low amount of shares of the Company’s Common Stock that are trading on the TASE. Pursuant to Israeli law, the voluntary delisting of the Company’s Common Stock from the TASE is expected to take effect on August 15, 2025. The Company’s common stock will continue to be listed for trading on the Nasdaq Capital Market.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
3.1	Creative Media & Community Trust Corporation Articles of Amendment (Reverse Stock Split) (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on April 17, 2025).
3.2	Creative Media & Community Trust Corporation Articles of Amendment (par value decrease) (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed with the SEC on April 17, 2025).
10.1	Term Loan Agreement, dated as of April 3, 2025, by and between the Borrower and the Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on April 9, 2025).
10.2	Guaranty, dated as of April 3, 2025, by and between the Company and the Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on April 9, 2025).
10.3
Environmental Indemnity Agreement, dated as of April 3, 2025, by and among the Borrower, the Company and the Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on April 9, 2025).

10.4
Fifth Modification Agreement, dated as of March 25, 2025, by and among 1130 HOWARD (SF) OWNER, L.P., a Delaware limited partnership, CIM URBAN REIT PROPERTIES IX, L.P., a Delaware limited partnership, and TWO KAISER PLAZA (OAKLAND) OWNER, LLC, a Delaware limited liability company, the lenders from time to time party to the Credit Agreement, and JPMORGAN CHASE BANK, N.A., a national banking association, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on April 2, 2025).

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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION
Dated: August 14, 2025	By:	/s/ DAVID THOMPSON David Thompson Chief Executive Officer

Dated: August 14, 2025	By:	/s/ BARRY N. BERLIN Barry N. Berlin Chief Financial Officer