Form 10-Q
period 2025-09-30
Creative Media & Community Trust Corp
filed 2025-11-14
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One):
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, $0.001 Par Value	CMCT	The Nasdaq Stock Market LLC
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 7, 2025, the Registrant had outstanding 789,251 shares of common stock, par value $0.001 per share.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

PART I
Financial Information
Item 1.
Financial Statements
CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Investments in real estate, net	$702,671	$709,194
Investments in unconsolidated entities	32,601	33,677
Cash and cash equivalents	17,320	20,262
Restricted cash	30,907	32,606
Loans receivable, net (Note 5)	51,517	56,210
Accounts receivable, net	3,379	4,345
Deferred rent receivable and charges, net	19,687	19,896
Other intangible assets, net	3,427	3,568
Other assets	10,317	9,797
TOTAL ASSETS	$871,826	$889,555
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$527,767	$505,732
Accounts payable and accrued expenses	31,757	32,204
Due to related parties	18,611	14,068
Other liabilities	10,740	10,488
Total liabilities	588,875	562,492
COMMITMENTS AND CONTINGENCIES (Note 15)
REDEEMABLE PREFERRED STOCK: Series A1 cumulative redeemable preferred stock, $0.001 par value; 0 and 25,045,401 shares authorized as of September 30, 2025 and December 31, 2024, respectively; no shares issued or outstanding as of September 30, 2025 and 913,630 and 913,590 shares issued and outstanding, respectively, as of December 31, 2024; liquidation preference of $25.00 per share, subject to adjustment	—	20,799
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 31,200,554 and 31,305,025 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 8,820,338 and 4,020,892 shares issued and outstanding, respectively, as of September 30, 2025 and 8,820,338 and 4,125,363 shares issued and outstanding, respectively, as of December 31, 2024; liquidation preference of $25.00 per share, subject to adjustment	100,720	103,326
Series A1 cumulative redeemable preferred stock, $0.001 par value; 24,851,185 and 25,045,401 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 12,240,878 and 9,092,063 shares issued and outstanding, respectively, as of September 30, 2025 and 11,327,248 and 8,372,689 shares issued and outstanding, respectively, as of December 31, 2024; liquidation preference of $25.00 per share, subject to adjustment	225,959	207,387
Series D cumulative redeemable preferred stock, $0.001 par value; 26,991,590 shares authorized as of September 30, 2025 and December 31, 2024; 56,857 and 48,447 shares issued and outstanding, respectively, as of both September 30, 2025 and December 31, 2024; liquidation preference of $25.00 per share, subject to adjustment	1,190	1,190
Common stock, $0.001 par value; 900,000,000 shares authorized; 789,251 shares issued and outstanding as of September 30, 2025 and 466,176 shares issued and outstanding as of December 31, 2024	3	119
Additional paid-in capital	1,000,454	994,973
Distributions in excess of earnings	(1,046,395)	(1,002,479)
Total stockholders’ equity	281,931	304,516
Non-controlling interests	1,020	1,748
Total equity	282,951	306,264
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$871,826	$889,555
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES:
Rental and other property income	$16,162	$18,150	$49,161	$56,172
Hotel income	7,243	6,808	30,550	29,768
Interest and other income	2,829	3,658	8,507	11,113
Total Revenues	26,234	28,616	88,218	97,053
EXPENSES:
Rental and other property operating	16,141	17,373	50,240	52,550
Asset management and other fees to related parties	331	515	1,040	1,334
Expense reimbursements to related parties—corporate	1,174	592	2,691	1,809
Expense reimbursements to related parties—lending segment	679	672	2,016	1,908
Interest	10,312	9,616	30,246	27,819
General and administrative	2,148	2,221	6,130	5,243
Transaction-related costs	598	526	1,427	1,351
Depreciation and amortization	7,345	6,423	20,169	19,357
Loss on early extinguishment of debt (Note 7)	—	—	88	—
Impairment of real estate (Note 3)	—	—	221	—
Total Expenses	38,728	37,938	114,268	111,371
Loss from unconsolidated entities	(697)	(1,239)	(2,285)	(442)
Gain on sale of real estate (Note 3)	679	—	679	—
LOSS BEFORE PROVISION FOR INCOME TAXES	(12,512)	(10,561)	(27,656)	(14,760)
Provision for income taxes	74	15	353	573
NET LOSS	(12,586)	(10,576)	(28,009)	(15,333)
Net loss attributable to non-controlling interests	131	192	441	423
NET LOSS ATTRIBUTABLE TO THE COMPANY	(12,455)	(10,384)	(27,568)	(14,910)
Redeemable preferred stock dividends declared or accumulated (Note 11)	(5,281)	(7,966)	(16,045)	(23,601)
Redeemable preferred stock deemed dividends (Note 11)	—	(327)	—	(755)
Redeemable preferred stock redemptions (Note 11)	—	(16,098)	(300)	(17,471)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(17,736)	$(34,775)	$(43,913)	$(56,737)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$(23.52)	$(305.04)	$(63.18)	$(550.84)
Diluted	$(23.52)	$(305.04)	$(63.18)	$(550.84)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	754	114	695	103
Diluted	754	114	695	103
   The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts) (Unaudited)

	Nine Months Ended September 30, 2025
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2024	466,180	$119	12,546,499	$311,903	$994,973	$(1,002,479)	$304,516	$1,748	$306,264
Stock-based compensation expense	—	—	—	—	55	—	55	—	55
Par value adjustment	—	(107)	—	—	107	—	—	—	—
Redemption of Series A1 Preferred Stock paid in Common Stock	96,283	5	(194,216)	(4,813)	4,982	(131)	43	—	43
Dividends to holders of Series A1 Preferred Stock ($0.4425 per share)	—	—	—	—	—	(4,068)	(4,068)	—	(4,068)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Redemption of Series A Preferred Stock paid in Common Stock	192,144	3	(104,471)	(2,606)	2,796	(170)	23	—	23
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(1,393)	(1,393)	—	(1,393)
Net loss	—	—	—	—	—	(6,114)	(6,114)	(158)	(6,272)
Balances, March 31, 2025	754,607	$20	12,247,812	$304,484	$1,002,913	$(1,014,372)	$293,045	$1,590	$294,635
Contributions to noncontrolling interests	—	—	—	—	—	—	—	8	8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(285)	(285)
Stock-based compensation expense	—	—	—	—	55	—	55	—	55
Par value adjustment	—	(19)	—	—	19	—	—	—	—
Reclassification of Series A1 Preferred Stock to Permanent Equity	—	—	364,714	9,491	(1,196)	—	8,295	—	8,295
Dividends to holders of Series A1 Preferred Stock ($0.42688 per share)	—	—	—	—	—	(3,881)	(3,881)	—	(3,881)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(1,389)	(1,389)	—	(1,389)
Net loss	—	—	—	—	—	(8,999)	(8,999)	(152)	(9,151)
Balances, June 30, 2025	754,607	$1	12,612,526	$313,975	$1,001,791	$(1,028,658)	$287,109	$1,161	$288,270
Contributions to noncontrolling interests	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Stock-based compensation expense	34,644	2	—	—	55	—	57	—	57
Reclassification of Series A1 Preferred Stock to Permanent Equity	—	—	548,876	13,894	(1,392)	—	12,502	—	12,502
Dividends to holders of Series A1 Preferred Stock ($0.42688 per share)	—	—	—	—	—	(3,881)	(3,881)	—	(3,881)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(1,384)	(1,384)	—	(1,384)
Net loss	—	—	—	—	—	(12,455)	(12,455)	(131)	(12,586)
Balances, September 30, 2025	789,251	$3	13,161,402	$327,869	$1,000,454	$(1,046,395)	$281,931	$1,020	$282,951

	Nine Months Ended September 30, 2024
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2023	91,146	$23	17,858,629	$443,829	$852,476	$(921,925)	$374,403	$2,366	$376,769
Stock-based compensation expense	—	—	—	—	55	—	55	—	55
Common dividends ($0.085 per share)	—	—	—	—	—	(1,937)	(1,937)	—	(1,937)
Issuance of Series A1 Preferred Stock	—	—	853,879	21,246	(2,180)	—	19,066	—	19,066
Redemption of Series A1 Preferred Stock paid in cash	—	—	(24,046)	(595)	52	(24)	(567)	—	(567)
Dividends to holders of Series A1 Preferred Stock ($0.48938 per share)	—	—	—	—	—	(5,251)	(5,251)	—	(5,251)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Redemption of Series A Preferred Stock paid in cash	—	—	(389,506)	(9,698)	831	(776)	(9,643)	—	(9,643)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,491)	(2,491)	—	(2,491)
Net loss	—	—	—	—	—	(3,730)	(3,730)	(175)	(3,905)
Balances, March 31, 2024	91,146	$23	18,298,956	$454,782	$851,234	$(936,151)	$369,888	$2,191	$372,079
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(43)	(43)
Stock based compensation expense	—	—	—	—	55	—	55	—	55
Common dividends ($0.085 per share)	—	—	—	—	—	(1,937)	(1,937)	—	(1,937)
Redemption of Series A1 Preferred Stock paid in cash	—	—	(32,002)	(791)	69	(16)	(738)	—	(738)
Dividends to holders of Series A1 Preferred Stock $0.48938 per share)	—	—	—	—	—	(5,491)	(5,491)	—	(5,491)
Redeemable preferred stock accretion	—	—	—	—	—	(428)	(428)	—	(428)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Redemption of Series A Preferred Stock paid in cash	—	—	(287,474)	(7,162)	621	(558)	(7,099)	—	(7,099)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,368)	(2,368)	—	(2,368)
Net loss	—	—	—	—	—	(796)	(796)	(56)	(852)
Balances, June 30, 2024	91,146	$23	17,979,480	$446,829	$851,979	$(947,762)	$351,069	$2,092	$353,161
Stock based compensation expense	431	—	—	—	55	—	55	—	55
Stock dividend ($0.04 per share)	—	3	—	—	3,336	(3,339)	—	—	—
Redemption of Series A1 Preferred Stock paid in cash	—	—	(31,967)	(791)	70	(17)	(738)	—	(738)
Redemption of Series A1 Preferred Stock paid in Common Stock	131,995	33	(2,590,616)	(64,127)	70,147	(8,440)	(2,387)	—	(2,387)
Dividends to holders of Series A1 Preferred Stock ($0.48938 per share)	—	—	—	—	—	(5,710)	(5,710)	—	(5,710)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Redeemable preferred stock accretion	—	—	—	—	—	(327)	(327)	—	(327)
Redemption of Series A Preferred Stock paid in cash	—	—	(247,627)	(6,214)	530	(459)	(6,143)	—	(6,143)
Redemption of Series A Preferred Stock paid in Common Stock	110,215	28	(2,167,156)	(53,927)	58,861	(7,180)	(2,218)	—	(2,218)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(2,239)	(2,239)	—	(2,239)
Net loss	—	—	—	—	—	(10,384)	(10,384)	(192)	(10,576)
Balances, September 30, 2024	333,787	$87	12,942,114	$321,770	$984,978	$(985,874)	$320,961	$1,900	$322,861
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,009)	$(15,333)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	20,279	19,624
Gain on sale of real estate	(679)	—
Impairment of real estate	221	—
Loss on early extinguishment of debt	88	—
Amortization of deferred debt origination costs	2,179	1,639
Amortization of premiums and discounts on debt	78	(1)
Unrealized premium adjustment on loans receivable	343	549
Amortization of deferred costs and accretion of fees on loans receivable, net	(230)	(105)
Write-offs of uncollectible receivables	978	782
Write-off of other deferred costs	—	491
Loss on interest rate caps	142	425
Deferred income taxes	(149)	(27)
Stock-based compensation	165	165
Loss from unconsolidated entities	2,285	442
Loans funded, held for sale to secondary market	(10,707)	(13,017)
Proceeds from sale of guaranteed loans	11,427	15,257
Principal collected on loans subject to secured borrowings	38	1,198
Commitment fees remitted and other operating activity	(251)	(461)
Changes in operating assets and liabilities:
Accounts receivable	572	553
Other assets	236	2,536
Accounts payable and accrued expenses	3,569	(766)
Deferred leasing costs	(2,630)	(1,095)
Other liabilities	(2,017)	(2,377)
Due to related parties	4,543	5,401
Net cash provided by operating activities	2,471	15,880
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,667)	(12,778)
Receipt of deferred key money	2,290	—
Proceeds from sale of real estate, net	1,161	1,096
Investment in unconsolidated entity	(1,209)	(1,463)
Distributions from unconsolidated entity	—	330
Loans funded	(3,569)	(9,279)
Principal collected on loans	7,697	7,390
Net cash used in investing activities	(9,297)	(14,704)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of revolving credit facilities, mortgages payable, term notes and principal on SBA 7(a) loan-backed notes	(29,376)	(12,690)
Proceeds from revolving credit facilities, term notes and mortgages	51,535	20,000
Payment of principal on secured borrowings	(38)	(1,198)
Payment of deferred preferred stock offering costs	—	(1,029)
Payment of deferred debt origination costs	(2,964)	(622)
Payment of common dividends	—	(5,811)
Net proceeds from issuance of Preferred Stock	(8)	40,450
Payment of Preferred Stock dividends	(16,677)	(23,543)
Redemption of Preferred Stock	—	(24,943)
Contributions from noncontrolling interests	8	—
Distributions to noncontrolling interests	(295)	(43)
Net cash provided by (used in) financing activities	2,185	(9,429)
(Continued)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2025	2024
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(4,641)	(8,253)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	52,868	44,228
End of period	$48,227	$35,975
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$17,320	$18,454
Restricted cash	30,907	17,521
Total cash and cash equivalents and restricted cash	$48,227	$35,975
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$26,701	$25,714
Federal income taxes paid	$284	$366
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures, tenant improvements and real estate developments	$4,677	$4,327
Other amounts due from Unconsolidated Joint Venture partners included in other assets	$396	$396
Accrued preferred stock offering costs	$—	$714
Accrual of dividends payable to preferred stockholders	$5,280	$2,045
Preferred stock offering costs offset against redeemable preferred stock in permanent equity	$—	$508
Preferred stock offering costs offset against redeemable preferred stock in temporary equity	$—	$912
Reclassification of Series A1 Preferred Stock from temporary equity to permanent equity	$20,799	$—
Deferred debt origination costs included in accounts payable	$5	$—
Write off of deferred debt origination costs	$158	$—
Redeemable preferred stock deemed dividends	$—	$755
Accrued redeemable preferred stock fees	$183	$191
Write-off of preferred stock deferred offering costs	$—	$5,123
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)

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
The Company’s common stock, $0.001 par value per share (“Common Stock”), is currently traded on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “CMCT.” On August 15, 2025, the Company voluntarily delisted its Common Stock from the Tel Aviv Stock Exchange (the “TASE”), where it had previously been listed under the ticker symbol “CMCT.” See Part II Item 5 of this Quarterly Report on Form 10-Q.
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
Interim Financial Information—The accompanying interim consolidated financial statements of the Company have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of the Company’s management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
The Company’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in real estate on the Company’s consolidated financial statements. As of September 30, 2025, the Company has determined that the trust formed for the benefit of the note holders (the “Trust”) for the securitization of the unguaranteed portion of certain of the Company’s SBA 7(a) loans receivable is considered a VIE. Applying the consolidation requirements for VIEs, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. In addition, as of September 30, 2025, the Company has determined that its Unconsolidated Joint Ventures (as defined below) are considered VIEs. Applying the consolidation requirements for VIEs, the Company determined that it is not the primary beneficiary based on its lack of power to direct activities and its obligations to absorb losses and right to receive benefits. Therefore, the Unconsolidated Joint Ventures do not qualify for consolidation. The Company accounts for its investments in Unconsolidated Joint Ventures as equity method investments.
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
Recoverability of Investments in Real Estate—The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Investments in real estate are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the asset. The Company recognized an impairment of long-lived assets of $0 and $221,000 during the three and nine months ended September 30, 2025, respectively. No impairment of long-lived assets was recognized during the three and nine months ended September 30, 2024 (Note 3).
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
September 30, 2025 (Unaudited) – (Continued)
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
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases when collectability is probable and the tenant has taken possession or controls the physical use of the leased asset. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as an incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. As of September 30, 2025 and December 31, 2024, lease incentives of $1.3 million and $3.9 million, respectively, are presented net of accumulated amortization of $1.0 million and $3.6 million, respectively.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
For the three and nine months ended September 30, 2025 and 2024, the Company recognized rental income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rental and other property income
Fixed lease payments (1)	$13,686	$15,397	$42,002	$48,083
Variable lease payments (2)	2,476	2,753	7,159	8,089
Rental and other property income	$16,162	$18,150	$49,161	$56,172
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
Collectability of Future Lease Payments
The Company continually reviews whether collection of future lease payments, including any straight-line rent, and current and future operating expense reimbursements from tenants is probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of future lease payments is not probable, the Company will record a reduction to rental and other property income and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of future lease payments is based on the best information available at the time of estimate. The Company does not use a general reserve approach. As of September 30, 2025 and December 31, 2024, the Company had identified certain tenants where collection was no longer considered probable and decreased outstanding receivables by $590,000 and $640,000, respectively.
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
September 30, 2025 (Unaudited) – (Continued)
At inception of a contract with a customer for hotel goods and services, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate.
The Company presents hotel revenues net of sales, occupancy, and other taxes.
Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 17 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Hotel properties
Hotel income	$7,243	$6,808	$30,550	$29,768
Rental and other property income	335	221	1,296	1,056
Interest and other income	12	113	60	327
Hotel revenues	$7,590	$7,142	$31,906	$31,151
Tenant recoveries outside of the lease agreements
Tenant recoveries outside of the lease agreements are related to construction projects in which the Company’s tenants have agreed to fully reimburse the Company for all costs related to construction. These services include architectural, permit expediter and construction services. At inception of the contract with the customer, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate. While these individual services are distinct, in the context of the arrangement with the customer, all of these services are bundled together and represent a single package of construction services requested by the customer. The Company satisfies its performance obligation and recognizes revenues associated with these services over time as the construction is completed. No such amounts were recognized for tenant recoveries outside of the lease agreements for each of the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, there were no remaining performance obligations associated with tenant recoveries outside of the lease agreements.
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
Pursuant to the SBA 7(a) Program, the Company sells the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which are accounted for as sales, the unguaranteed portion of the loan retained by the Company is recorded at fair value and a discount is recorded as a reduction in basis of the retained portion of the loan. Unamortized retained loan discounts were $7.0 million and $7.9 million as of September 30, 2025 and December 31, 2024, respectively.
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
September 30, 2025 (Unaudited) – (Continued)
amount of loss reserve to reflect the GAAP principal underlying the credit loss model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost. As of September 30, 2025 and December 31, 2024, the Company had a total CECL of $2.6 million and $2.0 million, respectively.
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
September 30, 2025 (Unaudited) – (Continued)
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
As of September 30, 2025 and December 31, 2024, deferred rent receivable and charges consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Deferred rent receivable	$11,384	$12,931
Deferred leasing costs, net of accumulated amortization of $5,408 and $11,870, respectively	7,547	6,351
Deferred financing costs, net of accumulated amortization of $61 and $2,654, respectively	756	614
Deferred rent receivable and charges, net	$19,687	$19,896

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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
Key Money—Key money received in connection with the hotel management agreement which the Company has entered into with the franchisor of its hotel property in Sacramento, California (the “Sheraton Management Agreement”) following the completion of specific capital projects is deferred and amortized over the term of the Sheraton Management Agreement. Deferred key money is classified as deferred income and recorded in other liabilities in the Company’s accompanying consolidated balance sheet and amortized as an offset to management fees paid to the franchisor under the Sheraton Management Agreement. As of September 30, 2025, deferred key money of $2.3 million was presented net of accumulated amortization of $21,000. No deferred key money had been recorded as of December 31, 2024.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
3. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Land	$175,201	$175,682
Land improvements	5,595	5,863
Buildings and improvements	651,912	636,525
Furniture, fixtures, and equipment	20,022	12,844
Tenant improvements	16,681	26,942
Work in progress	23,198	36,929
Investments in real estate	892,609	894,785
Accumulated depreciation	(189,938)	(185,591)
Net investments in real estate	$702,671	$709,194
For the three months ended September 30, 2025 and 2024, the Company recorded depreciation expense of $6.9 million and $5.9 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded depreciation expense of $18.6 million and $17.5 million, respectively.
Impairment—The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate that the carrying value of certain of its investments in real estate may not be recoverable. See Note 2 for a discussion of the Company’s accounting policies regarding impairment of investments in real estate.
During the nine months ended months ended September 30, 2025, one office property in Austin, Texas, with a carrying value of $2.1 million, was deemed to be impaired and its carrying value was reduced to an estimated fair value of $1.9 million, resulting in impairment charges of $0 and $221,000 during the three and nine months ended September 30, 2025, respectively. The Company recorded no impairment charges during the three and nine months ended September 30, 2024. See Note 2 for a discussion of the Company’s policies regarding impairment of real estate assets.
See Note 13 for a further discussion regarding these impairment charges during the three and nine months ended September 30, 2025.
2025 and 2024 Transactions and Assets Held for Sale—In July 2025, the Company sold a vacant land parcel adjacent to its multifamily property at 1150 Clay Street in Oakland, California (“1150 Clay”). The Company received proceeds of $1.2 million, net of transaction costs of $89,000, and recorded a gain on the sale of $679,000 during the three and nine months ended September 30, 2025. In connection with the sale, the Company used a portion of the proceeds to make a repayment of $696,000 under the mortgage loan at 1150 Clay.

There were no acquisitions or dispositions during the nine months ended September 30, 2024.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
4. INVESTMENT IN UNCONSOLIDATED ENTITIES
The following table details the Company’s equity method investments in its Unconsolidated Joint Ventures. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (dollars in thousands):

				Ownership Interest	Carrying Value
Joint Venture	Asset Type	Location	Acquisition Date	September 30, 2025	September 30, 2025	December 31, 2024
1910 Sunset Boulevard (1)	Office / Multifamily (Development)	Los Angeles, CA	February 11, 2022	44.2%	$13,244	$12,898
4750 Wilshire Boulevard (2)	Office / Multifamily	Los Angeles, CA	February 17, 2023	20.0%	6,631	8,622
1902 Park Avenue (3)	Multifamily	Los Angeles, CA	February 28, 2023	25.5%	5,819	5,730
1015 N Mansfield Avenue (4)	Office (Development)	Los Angeles, CA	October 10, 2023	28.8%	6,907	6,427
Total investments in unconsolidated entities					$32,601	$33,677
______________________
(1)1910 Sunset Boulevard is an office building with 105,064 square feet of office space and 2,760 square feet of retail space. The 1910 Sunset JV (defined below) is nearing completion on its 1915 Park Project (defined below) to build 36 multifamily units on the 1915 Park Avenue land parcel adjacent to the office building.
(2)4750 Wilshire Boulevard is a three-story office building with 30,335 square feet of office space located on the first floor. The remainder of the building was substantially converted into 68 for-lease multifamily units in September 2024.
(3)1902 Park Avenue is a 75-unit four-story multifamily building.
(4)1015 N Mansfield Avenue is an office building with a 44,141 square foot site area and a parking garage. The site is being evaluated for different development options, including creative office or other commercial space. As of September 30, 2025, this property was in pre-development phase and the Company has not finalized the formal development plan for the property.
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
As of September 30, 2025, the 1910 Sunset JV is nearing completion on its project to build 36 multifamily units on the 1915 Park Avenue land parcel adjacent to the office building (the “1915 Park Project”). The 1910 Sunset JV is financing the project through a combination of cash from operations at its office property, additional equity contributions from existing investors, and proceeds from a mortgage loan from a third-party lender (which has a balance of $6.4 million as of September 30, 2025 and total borrowing availability of $9.4 million). As of September 30, 2025, the 1910 Sunset JV had incurred total costs of $12.5 million in connection with the 1915 Park Project.
4750 Wilshire Boulevard— In February 2023, three co-investors (the “4750 Wilshire JV Partners”) acquired an 80% interest in a property owned by a subsidiary of the Company located at 4750 Wilshire Boulevard in Los Angeles, California (“4750 Wilshire”) for a gross sales price of $34.4 million (excluding transaction costs). The Company retained a 20% interest in 4750 Wilshire through an Unconsolidated Joint Venture arrangement between the Company and the 4750 Wilshire JV Partners (the “4750 Wilshire JV”). The goal of the 4750 Wilshire JV was to convert two of the three floors of 4750 Wilshire from office-use into 68 for-lease multifamily units (the “4750 Wilshire Project”), with the first floor of 4750 Wilshire continuing to function as 30,335 square feet of office space. The 4750 Wilshire Project was substantially completed in September 2024. The 4750 Wilshire JV has commenced leasing of the multifamily units. The 4750 Wilshire Project which was financed by a combination of equity contributions from the 4750 Wilshire JV Partners and a third-party construction loan, secured by 4750 Wilshire, which closed in March 2023 and had a balance of $37.8 million as of September 30, 2025 (with total borrowing availability of $38.5 million) (the “4750 Wilshire Construction Loan”). The Company provided a limited guarantee to the lender under the

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
4750 Wilshire Construction Loan. As of September 30, 2025, total costs of $28.6 million had been incurred by the 4750 Wilshire JV in connection with the 4750 Wilshire Project.
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
The Company recorded a loss of $697,000 and $2.3 million related to its investment in the Unconsolidated Joint Ventures during the three and nine months ended September 30, 2025, respectively, and a loss of $1.2 million and $442,000 during the three and nine months ended September 30, 2024, respectively.
5. LOANS RECEIVABLE
Loans receivable consist of the following (in thousands):

	September 30, 2025	December 31, 2024
SBA 7(a) loans receivable, subject to credit risk	$22,170	$19,306
SBA 7(a) loans receivable, subject to loan-backed notes	28,846	34,930
SBA 7(a) loans receivable, subject to secured borrowings	1,343	1,383
SBA 7(a) loans receivable, held for sale	770	1,494
Loans receivable	53,129	57,113
Deferred capitalized costs, net	1,005	1,129
Current expected credit losses	(2,617)	(2,032)
Loans receivable, net	$51,517	$56,210
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
Current Expected Credit Losses
CECL reflects the Company’s current estimate of potential credit losses related to loans receivable included in the Company’s consolidated balance sheets as of September 30, 2025 pursuant to ASU 2016-13 as implemented effective January 1, 2023. Refer to Note 2 for further discussion of CECL.
The following table presents the activity in the Company’s CECL for the nine months ended September 30, 2025 and September 30, 2024 (dollar amounts in thousands):

Loans Receivable
Current expected credit losses as of December 31, 2024	$2,032
Net adjustment to reserve for expected credit losses	39
Current expected credit losses as of March 31, 2025	2,071
Net adjustment to reserve for expected credit losses	380
Current expected credit losses as of June 30, 2025	2,451
Net adjustment to reserve for expected credit losses	166
Current expected credit losses as of September 30, 2025	$2,617

Current expected credit losses as of December 31, 2023	$1,680
Net adjustment to reserve for expected credit losses	(36)
Current expected credit losses as of March 31, 2024	1,644
Net adjustment to reserve for expected credit losses	(37)
Current expected credit losses as of June 30, 2024	1,607
Net adjustment to reserve for expected credit losses	259
Current expected credit losses as of September 30, 2024	$1,866
The net adjustments to the reserve for expected credit losses are recognized through net income on the Company’s consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company recorded an increase of $166,000 and $585,000, respectively, in its CECL related to its loans receivable, which was recorded in general and administrative expenses in the consolidated statement of operations. During the three and nine months ended September 30, 2024, the Company recorded an increase of $259,000 and $186,000, respectively, in its CECL related to its loan receivable, which is recorded in general and administrative expenses in the consolidated statement of operations.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans receivable portfolio as of September 30, 2025 by year of origination, loan type and risk rating (dollar amounts in thousands):

		Amortized Cost of Loans Receivable by Year of Origination As of September 30, 2025
	Number of Loans	2025	2024	2023	2022	2021	Prior	Total
Loans by internal risk rating:
1	82	$2,628	$3,590	$4,597	$2,799	$2,546	$9,907	$26,067
2	62	589	4,848	4,792	3,129	3,087	5,377	$21,822
3	2	—	—	—	—	—	774	$774
4	3	—	—	866	718	—	769	$2,353
5	—	—	—	—	—	—	—	$—
Total	149	$3,217	$8,438	$10,255	$6,646	$5,633	$16,827	$51,016
Plus: SBA 7(a) loans receivable, subject to secured borrowings (1)								1,343
Plus: Deferred capitalized costs, net								1,005
Less: Current expected credit losses								(2,617)
Plus: Held for sale guaranteed portion								770
Total loans receivable, net								$51,517

Weighted average risk rating								1.5
____________________
(1)The Company does not assign a risk rating to its SBA 7(a) loans receivable that are subject to secured borrowings or the government guaranteed portion of loans held for sale. The Company has determined there is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.
Other
As of September 30, 2025 and December 31, 2024, 99.4% and 99.5%, respectively, of the Company’s loans subject to credit risk were concentrated in the hospitality industry. As of September 30, 2025 and December 31, 2024, 92.0% and 92.3%, respectively, of the Company’s loans subject to credit risk were current. The Company classifies loans with negative characteristics in substandard categories ranging from special mention to doubtful. As of September 30, 2025 and December 31, 2024, $6.4 million and $4.8 million, respectively, of loans subject to credit risk were classified in substandard categories.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
6. OTHER INTANGIBLE ASSETS AND LIABILITIES
A schedule of the Company’s intangible assets and liabilities and related accumulated amortization and accretion as of September 30, 2025 and December 31, 2024 is as follows (in thousands):

	September 30, 2025	December 31, 2024
Intangible assets:
Acquired in-place leases, net of accumulated amortization of $1,843 and $5,195, respectively, with an average useful life of 2 and 6 years, respectively.	$470	$610
Acquired above-market leases, net of accumulated amortization of $0 and $36, respectively, with an average useful life of 0 and 7 years, respectively.	—	1
Trade name and license	2,957	2,957
Total intangible assets, net	$3,427	$3,568
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
During the three and nine months ended September 30, 2025 and 2024, the Company recognized amortization related to its intangible assets and liabilities as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Acquired above-market lease amortization	$—	$1	$1	$4
Acquired in-place lease amortization	$31	$94	$140	$281
A schedule of future amortization and accretion of acquired intangible assets and liabilities as of September 30, 2025, is as follows (in thousands):

Assets
Years Ending December 31,	Acquired In-Place Leases
2025 (Three months ending December 31, 2025)	$30
2026	123
2027	123
2028	122
2029	72
Thereafter	—
$470

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
7. DEBT
The following table summarizes the debt balances as of September 30, 2025 and December 31, 2024 and the debt activity for the nine months ended September 30, 2025 (in thousands):

		During the Nine Months Ended September 30, 2025
	Balances as of December 31, 2024	Debt Issuances & Assumptions	Repayments (1)	Accretion & (Amortization)	Balances as of September 30, 2025
Mortgages Payable:
Fixed rate mortgages payable	$269,100	$—	$(697)	$—	$268,403
Variable rate mortgages payable	171,346	42,285	(6,250)	—	207,381
	440,446	42,285	(6,947)	—	475,784
Deferred debt origination costs — Mortgages Payable	(3,995)	(2,326)	—	1,885	(4,436)
Total Mortgages Payable	436,451	39,959	(6,947)	1,885	471,348
Secured Borrowings — Government Guaranteed Loans:
Outstanding Balance	1,361	—	(38)	—	1,323
Unamortized premiums	22	—	—	(2)	20
Total Secured Borrowings — Government Guaranteed Loans	1,383	—	(38)	(2)	1,343
Other Debt:
Lending division revolving credit facility	—	9,250	—	—	9,250
2022 credit facility revolver	1,367	—	(1,367)	—	—
2022 credit facility term loan	13,633	—	(13,633)	—	—
Junior subordinated notes	27,070	—	—	—	27,070
SBA 7(a) loan-backed notes	27,857	—	(7,429)	—	20,428
Deferred debt origination costs — other	(733)	—	59	218	(456)
Discount on junior subordinated notes	(1,296)	—	—	80	(1,216)
Total Other Debt	67,898	9,250	(22,370)	298	55,076
Total Debt, Net	$505,732	$49,209	$(29,355)	$2,181	$527,767

(1)The write-off of $59,000 of deferred debt issuance costs associated with the 2022 Credit Facility Term Loan (as defined below) resulting from the early extinguishment of debt incurred during the nine months ended September 30, 2025 is reflected here within deferred debt issuance costs — other. See further discussion under 2022 Credit Facility.
Fixed Rate Mortgages Payable—The Company’s fixed rate mortgages payable are non-recourse and are secured by, among other things, first priority deeds of trust, security agreements or other similar security instruments on the fee simple interests in properties underlying such mortgages and assignments of rents receivable. As of September 30, 2025, the Company’s fixed rate mortgages payable had fixed interest rates of 6.25%, 4.14% and 7.41% per annum, with payments of interest only and maturity dates of June 7, 2026, July 1, 2026, and January 11, 2030, respectively.
In regards to the mortgage payable with a balance of $66.3 million as of September 30, 2025 maturing on June 7, 2026 (the “1150 Clay Mortgage”), the Company executed the final one-year extension option under the mortgage in June 2025. The Company intends to work with the lender in order to refinance the 1150 Clay Mortgage beyond its stated maturity date of June 7, 2026. Although the Company believes it is likely it will be able to refinance the 1150 Clay Mortgage prior to June 7, 2026, there can be no assurance that such refinancing will occur. If the Company and the lender under the 1150 Clay Mortgage cannot agree on an extension of the mortgage and the Company fails to repay the loan in full upon its contractual maturity date, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, take possession of the property.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
In regards to the mortgage payable with a balance of $97.1 million as of September 30, 2025 maturing on July 1, 2026 (the “1 Kaiser Mortgage”), the Company intends to work with the lender in order to refinance the 1 Kaiser Mortgage beyond its stated maturity date of July 1, 2026. Although the Company believes it is likely it will be able to refinance the 1 Kaiser Mortgage prior to July 1, 2026, there can be no assurance that such refinancing will occur. If the Company and the lender under the 1 Kaiser Mortgage cannot agree on an extension of the mortgage and the Company fails to repay the loan in full upon its contractual maturity date, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, take possession of the property.
Variable Rate Mortgages Payable—The Company’s variable rate mortgages payable are non-recourse and are secured by, among other things, first priority deeds of trust, security agreements or other similar security instruments on the Company’s fee simple and leasehold interests in its hotel asset and adjacent parking garage and by a deed of trust on and assignment of rents receivable from a multifamily property. As of September 30, 2025, the Company’s variable rate mortgages payable had a variable interest rate of SOFR plus 4.35%, SOFR plus 3.36%, SOFR plus 3.00% and SOFR plus 2.95%, with a maturity date of January 1, 2027, January 31, 2027, February 14, 2027 and April 3, 2028, respectively. The mortgages with maturity dates of January 1, 2027, January 31, 2027, and February 14, 2027 have monthly payments of interest only, while the mortgage with a maturity date of April 3, 2028 has monthly payments of interest plus $50,000 of principal.
With regards to the mortgage payable with a balance of $81.0 million as of September 30, 2025 secured by a multifamily property in Oakland,California, (the “Channel House Mortgage”), on August 4, 2025 the Company reached an agreement with the lender to extend the maturity date through January 31, 2027 (the “Channel House Mortgage Extension”). In connection with the Channel House Mortgage Extension, the Company made a repayment of $6.0 million under the Channel House Mortgage, reducing it from its previous balance of $87.0 million.
Secured Borrowings—Government Guaranteed Loans—Secured borrowings—government guaranteed loans represent sold loans which are treated as secured borrowings because the loan sales did not meet the derecognition criteria provided for in ASC 860-30, Secured Borrowing and Collateral. These loans included cash premiums that are amortized as a reduction to interest expense over the life of the loan using the effective interest method and are fully amortized when the underlying loan is repaid in full. As of September 30, 2025, the Company’s secured borrowings-government guaranteed loans included $340,000 of loans sold for a premium and excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 8.21% at September 30, 2025, and $983,000 of loans sold for an excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 5.85% at September 30, 2025.
Lending Division Revolving Credit Facility—In June 2025, a subsidiary of the Company, as borrower, entered into an agreement (the “Lending Division Revolving Credit Facility”) with a bank that included a $20.0 million revolving credit facility secured by the unguaranteed portion of certain of such subsidiary’s SBA 7(a) loans receivable and other assets of such subsidiary, subject to a borrowing base calculation, and fully guaranteed by the Company. Loans included in the borrowing base calculation may not be included for more than 12 calendar months unless certain financial ratios are met and in no case can loans be included for more than 18 months. The Lending Division Revolving Credit Facility bears interest at (i) the base rate plus 2.00% or (ii) SOFR plus 3.00%, at the borrower’s election, and has an initial maturity date of June 13, 2027, with two one-year extension options. As of September 30, 2025, the effective interest rate for the Lending Division Revolving Credit Facility was 7.19% and, pursuant to the borrowing base calculation, there was no availability for additional borrowings under the Lending Division Revolving Credit Facility. In connection with the Company’s guaranty of the Lending Division Revolving Credit Facility (the “Parent Guaranty”), the Company is subject to certain financial covenants, including maintenance of (i) a consolidated fixed charge coverage ratio of at least 1.05 to 1.00, (ii) a minimum net worth of $200.0 million, (iii) a total leverage ratio no greater than 2.50 to 1.00 and (iv) $10.0 million of liquidity. If the Company fails to comply with the financial covenants set forth in the Parent Guaranty, the lender under the Lending Division Revolving Credit Facility has the right to require the Company to post cash collateral for the benefit of the lender in an amount equal to 105% of the outstanding principal balance under the facility plus all accrued and unpaid interest under such facility. On October 22, 2025, the Company entered into an amendment to the Parent Guaranty to modify the Parent Guaranty’s consolidated fixed charge coverage ratio covenant. Pursuant to the amendment, the Company must maintain a consolidated fixed charge coverage ratio of (x) for the fiscal quarters ending September 30, 2025 and December 31, 2025, not less than 1.00 to 1.00, and (y) for any fiscal quarter ending after December 31, 2025, not less than 1.15 to 1.00.
2022 Credit Facility—In December 2022, the Company refinanced its 2018 credit facility and replaced it with a new 2022 credit facility (the “2022 Credit Facility”), entered into with a bank syndicate, that included a $56.2 million term loan (the “2022 Credit Facility Term Loan”) as well as a revolver that originally allowed the Company to borrow up to $150.0 million (the “2022 Credit Facility Revolver”), both of which were collectively subject to a borrowing base calculation. At the time the 2022 Credit Facility was entered into, it was collateralized by six of the Company’s office properties, as well as the Company’s

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
hotel property and adjacent parking garage (the “Hotel Properties”). The 2022 Credit Facility originally had a maturity date in December 2025 and provided for two one-year extension options. In December 2024, using proceeds from the closing of a variable rate mortgage on the Hotel Properties and a fixed rate mortgage on three of the Company’s office properties, the Company repaid $111.7 million on the 2022 Credit Facility Revolver and $42.6 million on the 2022 Credit Facility Term Loan. On April 3, 2025, the Company completed the refinancing of an office property in Austin, Texas and used a portion of the proceeds from such refinancing to repay the 2022 Credit Facility in full and, in connection with such repayment, the 2022 Credit Facility was terminated. In connection with termination of the 2022 Credit Facility, the Company recorded a loss on early extinguishment of debt during the nine months ended September 30, 2025 of $88,000 related to the write-off of deferred debt origination costs of $29,000 associated with the 2022 Credit Facility Revolver and $59,000 associated with the 2022 Credit Facility Term Loan.
Junior Subordinated Notes—The Company has junior subordinated notes with a variable interest rate which resets quarterly based on the three-month SOFR plus 3.51%, with quarterly interest only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at the Company’s option.
SBA 7(a) Loan-Backed Notes—On March 9, 2023, the Company completed a securitization of the unguaranteed portion of certain of its SBA 7(a) loans receivable with the issuance of $54.1 million of unguaranteed SBA 7(a) loan-backed notes (the “SBA 7(a) Loan-Backed Notes”) (with net proceeds of approximately $43.3 million, after payment of fees and expenses in connection with the securitization and the funding of a reserve account and an escrow account). The SBA 7(a) Loan-Backed Notes are collateralized by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of the Company’s SBA 7(a) loans receivable. The SBA 7(a) Loan-Backed Notes mature on March 20, 2048, with monthly payments due as payments on the collateralized loans are received. The SBA 7(a) loan-backed notes bear interest at a per annum rate equal to the lesser of (i) 30-day average compounded SOFR plus 2.90% and (ii) prime rate minus 0.35%. As of September 30, 2025, the variable interest rate was 7.15%. The Company reflects the SBA 7(a) loans receivable as assets on its consolidated balance sheet and the SBA 7(a) Loan-Backed Notes as debt on its consolidated balance sheet. The restricted cash on the Company’s consolidated balance sheets included funds related to the Company’s SBA 7(a) Loan-Backed Notes was $3.6 million as of September 30, 2025.
Other—Deferred debt issuance costs, which represent legal and third-party fees incurred in connection with the Company’s borrowing activities, are capitalized and amortized to interest expense on a straight-line or effective interest method over the life of the related loan. Deferred debt issuance costs are presented net of accumulated amortization and are a reduction to total debt.
As of September 30, 2025 and December 31, 2024, accrued interest and unused commitment fees payable of $2.4 million and $1.1 million, respectively, were included in accounts payable and accrued expenses.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
Future principal payments on the Company’s debt (face value) as of September 30, 2025 are as follows (in thousands):

Years Ending December 31,	Mortgage Payable (1)	Secured Borrowings Principal (2)	Lending Division Revolving Credit Facility	Other (2) (3)	Total
2025 (Three months ending December 31, 2025)	$150	$25	$—	$1,020	$1,195
2026	164,004	102	—	8,504	172,610
2027	176,230	108	9,250	7,235	192,823
2028	30,400	116	—	3,669	34,185
2029	—	123	—	—	123
Thereafter	105,000	849	—	27,070	132,919
	$475,784	$1,323	$9,250	$47,498	$533,855
______________________
(1)In regards to the $66.3 million 1150 Clay Mortgage, which matures on June 7, 2026, see the discussion under Fixed Rate Mortgages Payable. In regards to the $97.1 million 1 Kaiser Mortgage, which matures on July 1, 2026, see the discussion under Fixed Rate Mortgages Payable.
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
The following table summarizes the terms of the Company’s interest rate cap agreements as of September 30, 2025 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Assets
	Balance Sheet	Amount as of	Strike	Effective	Maturity	as of
	Location	September 30, 2025	Rates (1)	Dates	Dates	September 30, 2025
Interest Rate Caps	Other assets	$171,049	4.5% to 5.75%	12/6/2024 - 8/04/2025	1/1/2027 - 1/31/2027	$10
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
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company has an interest rate cap that is used to manage exposure to interest rate movements but does not meet the requirements to be designated as a hedging instrument. The change in fair value of the derivative instrument that is not designated as a hedge is recorded directly to earnings as interest expense on the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company recorded an unrealized loss of $43,000 and $142,000, respectively, which was included in interest expense on the accompanying consolidated statements of operations related to its interest rate caps. During the three and nine months ended September 30, 2024, the

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
Company recorded an unrealized loss of $407,000 and $425,000, respectively, which was included in interest expense on the accompanying consolidated statements of operations related to its interest rate caps.
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

Grant Date (1)	Vesting Date	Restricted Shares of Common Stock - Individual	Restricted Shares of Common Stock - Aggregate
August 2024	August 2025	107	428
August 2025	August 2026	8,661	34,644
______________________
(1)Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period and generally vests based on one year of continuous service. The Company recorded compensation expense related to these restricted shares of Common Stock in the amount of $55,000 for both the three months ended September 30, 2025 and 2024, and $165,000 for both the nine months ended September 30, 2025 and 2024.
As of September 30, 2025, there was $183,000 of total unrecognized compensation expense related to restricted shares of Common Stock which will be recognized ratably over the remaining vesting period.
10. EARNINGS PER SHARE ("EPS")
The computation of basic EPS is based on the Company’s weighted average shares outstanding. No shares of Series D Preferred Stock, Series A Preferred Stock, or Series A1 Preferred Stock outstanding as of September 30, 2025 or 2024 were included in the computation of diluted EPS because they had no dilutive effect. Outstanding Series A Preferred Warrants were not included in the computation of diluted EPS for the three and nine months ended September 30, 2025 and 2024 because their impact was either anti-dilutive or such warrants were not exercisable during such periods (Note 12).
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
The following table reconciles the numerator and denominator used in computing the Company’s basic and diluted per-share amounts for net loss attributable to common stockholders for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(17,736)	$(34,775)	$(43,913)	$(56,737)
Redeemable preferred stock dividends declared on dilutive shares	—	—	—	—
Diluted net loss attributable to common stockholders	$(17,736)	$(34,775)	$(43,913)	$(56,737)
Denominator:
Basic weighted average shares of Common Stock outstanding	754	114	695	103
Effect of dilutive securities—contingently issuable shares	—	—	—	—
Diluted weighted average shares and common stock equivalents outstanding	754	114	695	103
Net loss attributable to common stockholders per share:
Basic	$(23.52)	$(305.04)	$(63.18)	$(550.84)
Diluted	$(23.52)	$(305.04)	$(63.18)	$(550.84)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
11. REDEEMABLE PREFERRED STOCK
The table below provides information regarding the issuances, reclassifications and redemptions of each class of the Company’s preferred stock in permanent equity during the three and nine months ended September 30, 2025 and 2024 (dollar amounts in thousands):

	Preferred Stock
	Series A1		Series A		Series D		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2023	10,378,343	$256,935	7,431,839	$185,704	48,447	$1,190	17,858,629	$443,829
Issuance of A1 Preferred Stock	853,879	21,246	—	—	—	—	853,879	21,246
Redemption of Series A1 Preferred Stock	(24,046)	(595)	—	—	—	—	(24,046)	(595)
Redemption of Series A Preferred Stock	—	—	(389,506)	(9,698)	—	—	(389,506)	(9,698)
Balances, March 31, 2024	11,208,176	$277,586	7,042,333	$176,006	48,447	$1,190	18,298,956	$454,782
Redemption of Series A1 Preferred Stock	(32,002)	(791)	—	—	—	—	(32,002)	(791)
Redemption of Series A Preferred Stock	—	—	(287,474)	(7,162)	—	—	(287,474)	(7,162)
Balances, June 30, 2024	11,176,174	$276,795	6,754,859	$168,844	48,447	$1,190	17,979,480	$446,829
Redemption of Series A1 Preferred Stock paid in cash	(31,967)	(791)	—	—	—	—	(31,967)	(791)
Redemption of Series A1 Preferred Stock paid in Common Stock	(2,590,616)	(64,127)	—	—	—	—	(2,590,616)	(64,127)
Redemption of Series A Preferred Stock paid in cash	—	—	(247,627)	(6,214)	—	—	(247,627)	(6,214)
Redemption of Series A Preferred Stock paid in Common Stock	—	—	(2,167,156)	(53,927)	—	—	(2,167,156)	(53,927)
Balances, September 30, 2024	8,553,591	$211,877	4,340,076	$108,703	48,447	$1,190	12,942,114	$321,770

Balances, December 31, 2024	8,372,689	$207,387	4,125,363	$103,326	48,447	$1,190	12,546,499	$311,903
Redemption of Series A1 Preferred Stock paid in Common Stock	(194,216)	(4,813)	—	—	—	—	(194,216)	(4,813)
Redemption of Series A Preferred Stock paid in Common Stock	—	—	(104,471)	(2,606)	—	—	(104,471)	(2,606)
Balances, March 31, 2025	8,178,473	$202,574	4,020,892	$100,720	48,447	$1,190	12,247,812	$304,484
Reclassification of Series A1 Preferred Stock to Permanent Equity	364,714	9,491	—	—	—	—	364,714	9,491
Balances, June 30, 2025	8,543,187	$212,065	4,020,892	$100,720	48,447	$1,190	12,612,526	$313,975
Reclassification of Series A1 Preferred Stock to Permanent Equity	548,876	$13,894	—	$—	—	$—	548,876	$13,894
Balances, September 30, 2025	9,092,063	$225,959	4,020,892	$100,720	48,447	$1,190	13,161,402	$327,869
Series A1 Preferred Stock—From June 2022 through September 2024, the Company conducted a public offering with respect to shares of its Series A1 Preferred Stock, par value $0.001 per share with an initial stated value of $25.00 per share, subject to adjustment. As of September 2024, the Company has suspended its offering of Series A1 Preferred Stock.
Shares of Series A1 Preferred Stock issued from June 2022 through May 2024 were recorded in permanent equity at the time of their issuance. With respect to Series A1 Preferred Stock, for shares issued in June 2024 and thereafter, in the event a holder of Series A1 Preferred Stock requests redemption of such shares and such redemption takes place prior to the first anniversary of the date of original issuance, the Company is required to pay such redemption in cash. As a result, net proceeds from the issuance of shares of Series A1 Preferred Stock from June 2024 and through September 2024 were initially recorded in temporary equity at an amount equal to the gross proceeds allocated to such shares of Series A1 Preferred Stock minus the costs specifically identifiable to the issuance of such shares and the non-issuance specific offering costs allocated to such shares. With respect to shares of Series A1 Preferred Stock issued from June 2024 through September 2024, on the first anniversary of the issuance of a particular share of such Series A1 Preferred Stock, the Company reclassified such share of Series A1 Preferred Stock from temporary equity to permanent equity as the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of September 30, 2025, the Company had reclassified an aggregate of $20.8 million in net proceeds from temporary equity to permanent equity.
As of September 30, 2025, the Company had issued in registered public offerings 12,040,878 shares of the Series A1 Preferred Stock and received gross proceeds of $298.2 million, and additionally had issued 200,000 shares of Series A1 Preferred Stock as payment for services to CIM Service Provider, LLC (the “Administrator”), for which no cash proceeds were

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
received. In connection with the issuance of shares of Series A1 Preferred Stock, $22.0 million of costs specifically identifiable to the offering of Series A1 Preferred Stock was allocated to the Series A1 Preferred Stock. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $11.9 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of September 30, 2025, the Company had reclassified and allocated $5.0 million from deferred charges to Series A1 Preferred Stock as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
If the net proceeds from the issuance of shares of Series A1 Preferred Stock are less than the redemption value of such shares at the time they were issued, or if the redemption value of such shares subsequently becomes greater than the carrying value of such shares, an adjustment is recorded to increase the carrying amount of such shares to their redemption value as of the balance sheet date. Such adjustment is considered a deemed dividend for purposes of calculating basic and diluted EPS. The Company recorded no redeemable preferred stock deemed dividends related to such adjustments during the three and nine months ended September 30, 2025 and $327,000 and $755,000 during the three and nine months ended September 30, 2024.
As of September 30, 2025, there were 9,092,063 shares of Series A1 Preferred Stock outstanding and 3,148,815 shares of Series A1 Preferred Stock had been redeemed. Of the 3,148,815 shares of Series A1 Preferred Stock that have been redeemed, the redemption of 183,081 shares of Series A1 Preferred Stock were paid in cash (all of which were redeemed at the option of the holders). As of September 30, 2025, the Company had, at its option, redeemed 2,589,606 shares of Series A1 Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, as of September 30, 2025, 376,128 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series A1 In-Kind Redemptions”). The Series A1 In-Kind Redemptions resulted in the aggregate issuance of 288,981 shares of Common Stock.
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
As of September 30, 2025, the Company had issued in registered public offerings 8,251,657 shares of Series A Preferred Stock and 4,603,287 Series A Preferred Warrants and received gross proceeds of $205.4 million and $761,000, respectively, and additionally, had issued 568,681 shares of Series A Preferred Stock as payment for services to the Administrator, for which no cash proceeds were received. In connection with the cumulative issuance of Series A Preferred Stock and Series A Preferred Warrants, $17.0 million and $142,000 of costs specifically identifiable to the offering of the Series A Preferred Stock and Series A Preferred Warrants, respectively, were allocated to the Series A Preferred Stock and Series A Preferred Warrants, respectively. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $11.9 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of September 30, 2025, the Company had reclassified and allocated $1.9 million and $5,000 from deferred charges to Series A Preferred Stock and Series A Preferred Warrants, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
On the first anniversary of the issuance of a particular share of Series A Preferred Stock, the Company reclassifies such share of Series A Preferred Stock from temporary equity to permanent equity as the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date. As of September 30, 2025, the Company had reclassified an aggregate of $199.6 million in net proceeds from temporary equity to permanent equity.
As of September 30, 2025, there were 4,020,892 shares of Series A Preferred Stock outstanding and 4,799,446 shares of Series A Preferred Stock had been redeemed. Of the 4,799,446 shares of Series A Preferred Stock that have been redeemed, the redemption of 2,330,186 shares of Series A Preferred Stock were paid in cash, 2,313,106 of which were redeemed at the option of the holders and 17,080 of which were redeemed at the option of the Company. As of September 30, 2025, the Company had, at its option, redeemed 2,150,076 shares of Series A Preferred Stock, all of which were paid in shares of

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, as of September 30, 2025, 319,184 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series A In-Kind Redemptions”). The Series A In-Kind Redemptions resulted in the aggregate issuance of 367,311 shares of Common Stock.
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
As of September 30, 2025, the Company had issued in registered public offerings 56,857 shares of Series D Preferred Stock and received gross proceeds of $1.4 million. In connection with such issuance, $35,000 of costs specifically identifiable to the offering of Series D Preferred Stock were allocated to the Series D Preferred Stock. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $11.9 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of September 30, 2025, the Company had reclassified and allocated $13,000 from deferred charges to Series D Preferred Stock as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
As of September 30, 2025, there were 48,447 shares of Series D Preferred Stock outstanding and 8,410 shares of Series D Preferred Stock had been redeemed (all such redemptions were paid in cash and redeemed at the option of the holders).
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
During the nine months ended September 30, 2025, the Company paid $12.4 million, $4.2 million, and $51,000 of cash dividends on the Series A1 Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock, respectively. Additionally, during the nine months ended September 30, 2025, the Company paid dividends of $45,000 and $16,000 on the Series A1 Preferred Stock and Series A Preferred Stock, respectively, in shares of Common Stock due to these dividends being accrued and unpaid at the time that such applicable shares of Preferred Stock were redeemed in shares of Common Stock. During the nine months ended September 30, 2024, the Company paid $16.2 million, $7.3 million, and $51,000 of cash dividends on the Series A1 Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock, respectively.
Redemptions—The Company’s Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock are redeemable at the option of the holder or the Company. The redemption schedule of the Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock allows redemptions at the option of the holder of Series A1 Preferred Stock, Series A Preferred Stock or Series D Preferred Stock from the date of original issuance of any such shares at the Series A1 Preferred Stock Stated Value, Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, respectively, less a redemption fee applicable prior to the fifth anniversary of the issuance of such shares, plus accrued and unpaid dividends. The Company has the right to redeem the Series A1 Preferred Stock after the date that is twenty-four months following the original issuance of such shares of Series A1 Preferred Stock at the Series A1 Preferred Stock Stated Value, plus accrued and

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
unpaid dividends. The Company has the right to redeem the Series A Preferred Stock or Series D Preferred Stock after the fifth anniversary of the date of original issuance of such shares at the Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, respectively, plus accrued and unpaid dividends. With respect to redemptions of the Series A1 Preferred Stock, Series A Preferred Stock or Series D Preferred Stock, at the Company’s discretion, the redemption price will be paid in cash and/or in Common Stock based on the volume weighted average price of the Company’s Common Stock for the 20 trading days prior to the redemption; provided that the redemption price of any shares of Series A1 Preferred Stock issued in June 2024 and thereafter that are redeemed prior to the first anniversary of the date of original issuance of such shares must be paid in cash. The Company currently plans to continue to satisfy some or all redemption requests submitted by holders of its shares of Preferred Stock in shares of Common Stock during 2025, when legally permitted, which the Company currently expects will be in the fourth quarter of 2025.
12. STOCKHOLDERS’ EQUITY
Dividends
Holders of the Company’s Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by the Company out of legally available funds. In determining the Company’s dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, the Company’s financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. Cash dividends per share of Common Stock paid in respect of the nine months ended September 30, 2024 consisted of the following (no cash dividends were declared for the nine months ended September 30, 2025):

Declaration Date	Payment Date	Type	Cash Dividend Per Share of Common Stock
September 16, 2024	October 8, 2024	Regular Quarterly	(a.)
June 25, 2024	July 22, 2024	Regular Quarterly	$21.25
March 27, 2024	April 8, 2024	Regular Quarterly	$21.25
_____________________
a.The Company’s Board of Directors declared a stock dividend of $10.00 (or 5.05 shares of Common Stock, as determined on a reverse split-adjusted basis) per share of Common Stock, payable in shares of Common Stock, using a price of $496.25 per share, resulting in the issuance of 6,739 shares of Common Stock. The stock dividend was retrospectively applied to the periods reflected in the consolidated statements of operations included in this Quarterly Report on Form 10-Q.
Series A Preferred Warrants
Prior to February 2020, the Series A Preferred Stock was sold as a unit that included one share of Series A Preferred Stock and one Series A Preferred Warrant that could be exercised to purchase 0.25 of a share of Common Stock. The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. Proceeds and expenses from the sale of the Series A Preferred Stock and Series A Preferred Warrants were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of September 30, 2025, all of the Series A Preferred Warrants had expired.
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
There were no repurchases during the three and nine months ended September 30, 2025. As of September 30, 2025, the Company had repurchased 2,650 shares of Common Stock for $4.7 million.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
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

	September 30, 2025		December 31, 2024
	Discount Rate	Prepayment Rate	Discount Rate	Prepayment Rate
SBA 7(a) loans receivable, subject to credit risk	7.05% - 10.50%	4.07% - 17.50%	7.30% - 10.75%	4.07% - 17.50%
SBA 7(a) loans receivable, subject to loan-backed notes	9.25% - 10.50%	4.81% - 17.50%	9.00% - 10.75%	4.81% - 17.50%
SBA 7(a) loans receivable, subject to secured borrowings	10.00% - 10.00%	5.00% - 17.50%	10.25% - 10.25%	5.00% - 17.50%
Derivative Instruments — The Company’s derivative instruments are comprised of two interest rate caps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
determined using interest rate market pricing models. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the respective counterparties.
Other Financial Instruments—The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at September 30, 2025 and December 31, 2024. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on the Company’s consolidated balance sheets are as follows (dollar amounts in thousands):

	September 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
Assets:
SBA 7(a) loans receivable, subject to credit risk	$21,447	$21,940	$18,850	$18,994	3
SBA 7(a) loans receivable, subject to loan-backed notes	$27,935	$30,857	$34,452	$37,657	3
SBA 7(a) loans receivable, subject to secured borrowings	$1,343	$1,343	$1,383	$1,383	3
SBA 7(a) loans receivable, held for sale	$792	$823	$1,525	$1,600	3
Liabilities:
Mortgages payable (1)	$268,403	$233,934	$269,100	$233,364	3
Junior subordinated notes (1)	$27,070	$26,156	$27,070	$25,415	3
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
As discussed in Note 3, during the nine months ended September 30, 2025, one property was deemed to be impaired due to a revised cash flow estimate that was less than its carrying value, and its carrying value was reduced to an estimated fair value of $1.9 million, resulting in impairment charges of $221,000. The revised cash flow estimate was a result of a decline in performance and a change in the Company’s intended use for the property in the medium term. The Company estimated fair values using Level 3 inputs and a market approach, specifically using the sales comparison approach. The sales comparison approach to valuing investments in real estate uses actual sales prices for comparable assets to determine the investment’s fair value. The sales prices of the comparable assets are adjusted to reflect their condition relative to the subject property, the time and resources necessary to ready the comparable properties for sale, and the terms of the comparable properties sales.
The following table presents the impairment charges by asset class recorded during the three and nine months ended September 30, 2025 (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Asset class impaired:
Work in progress	—	$(221)
Total impairment loss	$—	$(221)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
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
September 30, 2025 (Unaudited) – (Continued)
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
September 30, 2025 (Unaudited) – (Continued)
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30, 2025
	2025	2024	2025	2024
Asset Management Fees:
Asset management fees	$331	$515	$1,040	$1,334
Property Management Fees and Reimbursements:
Property management fees(1)	$478	$582	$1,541	$1,742
Onsite management and other cost reimbursements(2)	$1,685	$2,397	$5,209	$5,866
Leasing commissions(3)	$86	$97	$268	$335
Construction management fees(4)	$70	$362	$498	$552
Development management reimbursements(5)	$275	$397	$984	$1,410
Administrative Fees and Expenses:
Expense reimbursements to related parties - corporate	$1,174	$592	$2,691	$1,809
Lending Segment Expenses:
Expense reimbursements to related parties - lending segment(6)	$679	$672	$2,016	$1,908
Offering-Related Fees:
Upfront dealer manager and trailing dealer manager fees(7)	$—	$169	$—	$546
Non-issuance specific offering costs (8)	$—	$183	$—	$606
______________________
(1)Does not include the Company’s share of the property management fees from the Unconsolidated Joint Ventures of $25,000 and $69,000 for the three and nine months ended September 30, 2025, respectively, and $24,000 and $74,000 for the three and nine months ended September 30, 2024, respectively.
(2)Does not include the Company’s share of the onsite management and other cost reimbursements from the Unconsolidated Joint Ventures of $117,000 and $338,000 for the three and nine months ended September 30, 2025, respectively, and $176,000 and $414,000 for the three and nine months ended September 30, 2024, respectively.
(3)Does not include the Company’s share of the leasing commissions from the Unconsolidated Joint Ventures of $0 and $70,000 for the three and nine months ended September 30, 2025, respectively, and $0 and $10,000 for the three and nine months ended September 30, 2024, respectively.
(4)Does not include the Company’s share of the construction management fees from the Unconsolidated Joint Ventures of $21,000 and $144,000 for the three and nine months ended September 30, 2025, respectively, and $6,000 and $128,000 for the three and nine months ended September 30, 2024, respectively.
(5)Does not include the Company’s share of the development management reimbursements from the Unconsolidated Joint Ventures of $73,000 and $334,000 for the three and nine months ended September 30, 2025, respectively, and $241,000 and $625,000 for the three and nine months ended September 30, 2024, respectively.
(6)Expense reimbursements to related parties - lending segment do not include personnel costs capitalized to deferred loan origination costs of $24,000 and $48,000 for the three and nine months ended September 30, 2025, respectively, and $24,000 and $84,000 for the three and nine months ended September 30, 2024, respectively.
(7)Represents fees earned by CCO Capital and allocated to Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock.
(8)As of September 30, 2025 and 2024, $0 and $3.2 million, respectively, was included in deferred costs as reimbursable expenses incurred pursuant to the Master Services Agreement and the then applicable dealer manager agreement with CCO Capital. These non-issuance specific costs are allocated against the gross proceeds from the sale of the Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock on a pro rata basis for each issuance as a percentage of the total offering.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
As of September 30, 2025 and December 31, 2024, due to related parties consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Asset management fees	$1,040	$1,403
Property management fees and reimbursements	11,196	8,237
Expense reimbursements - corporate	3,163	1,676
Expense reimbursements - lending segment	2,687	1,994
Upfront dealer manager and trailing dealer manager fees	40	186
Non-issuance specific offering costs	—	289
Other amounts due to the CIM Management Entities and certain of its affiliates	485	283
Total due to related parties	$18,611	$14,068
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
Other
On May 15, 2019, an affiliate of CIM Group entered into an approximately 11-year lease that runs through May 2030 for approximately 30,000 rentable square feet with respect to a property owned 4750 Wilshire JV, in which the Company has a 20% interest. For the three and nine months ended September 30, 2025 the Company’s share of the income from the tenant earned by the 4750 Wilshire JV was $85,000 and $251,000. For the three and nine months ended September 30, 2024, the Company’s share of the income from the tenant earned by the 4750 Wilshire JV was $84,000 and $248,000.
In connection with the loan agreement for one of the Company’s fixed rate mortgages payable secured by three of the Company’s office properties in Los Angeles, California (the “Wilshire Mortgage Loan”), the Company (in such capacity, the “REIT Guarantor”) and CIM Group Investments, LLC, an affiliate of CIM Group (the “CIM Guarantor,” and, together with the REIT Guarantor, the “Guarantor”), delivered a customary non-recourse carveout guaranty to the lenders (the “Guaranty Agreement”), under which (i) the Company agreed to indemnify the lenders with respect to certain “non-recourse carveout events” and to be fully liable for the Wilshire Mortgage Loan in certain circumstances (e.g., the voluntary bankruptcy of the Borrowers and other insolvency events (collectively, the “Bankruptcy Events”)) and (ii) the CIM Guarantor is jointly and severally fully liable with the Company for the Wilshire Mortgage Loan in the case of Bankruptcy Events (collectively, the “Guaranties”). The Guaranty Agreement requires the Guarantor to maintain a net worth of no less than $105.0 million and liquid assets of no less than $6.0 million, in each case, exclusive of the values of the collateral for the Wilshire Mortgage Loan, provided that in the event of any partial prepayment or partial defeasance of the Wilshire Mortgage Loan, the above-referenced net worth and liquidity requirements will be reduced in proportion to the principal amount of the Wilshire Mortgage Loan that is partially prepaid and/or defeased, as the case may be.
15. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer when the terms established in the contract are met. The Company’s outstanding commitments to fund loans were $16.5 million as of September 30, 2025,

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
all of which are for prime-based loans to be originated by the Company’s subsidiary engaged in SBA 7(a) Small Business Loan Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
General—In connection with the ownership and operation of real estate properties, the Company has certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. The Company had a total of $6.0 million in future obligations under leases to fund tenant improvement as of September 30, 2025. As of September 30, 2025, $13.5 million was funded to reserve accounts included in restricted cash on the Company’s consolidated balance sheet for these tenant improvement obligations in connection with various mortgage loan agreements. Under the terms of the Sheraton Management Agreement, the Company is obligated to complete specific renovation projects at its hotel property (the “Sheraton Renovations”). As of September 30, 2025, the expected costs to complete the Sheraton Renovations was $7.2 million. As of September 30, 2025, the Company was entitled to receive an additional $5.7 million of key money under the Sheraton Management Agreement, to be made available to the Company upon completion of specific aspects of the Sheraton Renovation. The Company also has available borrowings of $2.2 million under a mortgage loan agreement at its hotel property which can be used to finance remaining costs related to the Sheraton Renovations.
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
SBA Related—If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced under the SBA 7(a) Small Business Loan Program, the SBA may seek recovery of the principal loss related to the deficiency from the Company. As of September 30, 2025, the Company serviced an aggregate of $204.2 million of the guaranteed portion of SBA 7(a) loans. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from the Company in the event that a loss is deemed to be attributable to technical deficiencies. Based on historical experience, the Company does not expect that this contingency is probable to be asserted. However, if asserted, it could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flow or the Company’s ability to satisfy its debt service obligations or to maintain its level of distributions on our Preferred Stock or pay dividends on our Common Stock.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
16. LEASES
Future minimum rental revenue under long-term operating leases as of September 30, 2025, excluding tenant reimbursements of certain costs, are as follows (excludes unconsolidated properties, in thousands):

Years Ending December 31,	Total
2025 (Three months ending December 31, 2025)	$13,894
2026	45,905
2027	32,549
2028	19,866
2029	15,834
Thereafter	61,071
$189,119
17. SEGMENT DISCLOSURE
The Company’s reportable segments during the three and nine months ended September 30, 2025 and 2024 consist of three types of commercial real estate properties, namely, office, hotel and multifamily, as well as a segment for the Company’s lending business. Management internally evaluates the operating performance and financial results of the segments based on net operating income. The Company also has certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
The net operating income (loss) of the Company’s segments for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Office (1):
Revenues	$12,464	$13,819	$37,395	$42,531
Property expenses:
Operating	6,832	7,444	18,912	20,634
General and administrative	89	122	466	192
Total property expenses	6,921	7,566	19,378	20,826
(Loss) income from unconsolidated entities	(528)	(834)	(382)	487
Segment net operating income—office	5,015	5,419	17,635	22,192
Hotel:
Revenues	7,590	7,142	31,906	31,151
Property expenses:
Operating	6,530	6,147	21,986	21,763
General and administrative	210	22	228	33
Total property expenses	6,740	6,169	22,214	21,796
Segment net operating income—hotel	850	973	9,692	9,355
Multifamily (1):
Revenues	3,875	4,773	11,910	14,971
Property expenses:
Operating	2,779	3,782	9,342	10,153
General and administrative	135	78	304	212
Total property expenses	2,914	3,860	9,646	10,365
Loss from unconsolidated entities	(169)	(405)	(1,903)	(929)
Segment net operating income—multifamily	792	508	361	3,677
Lending:
Revenues	2,218	2,724	6,686	7,928
Lending expenses:
Interest expense	700	786	1,823	2,586
Expense reimbursements to related parties—lending segment	679	672	2,016	1,908
General and administrative	525	578	1,990	1,214
Total lending expenses	1,904	2,036	5,829	5,708
Segment net operating income—lending	314	688	857	2,220
Total segment net operating income	$6,971	$7,588	$28,545	$37,444

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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

A reconciliation of segment net operating income to net income attributable to the Company for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total segment net operating income	$6,971	$7,588	$28,545	$37,444
Interest and other income	87	158	321	472
Asset management and other fees to related parties	(331)	(515)	(1,040)	(1,334)
Expense reimbursements to related parties—corporate	(1,174)	(592)	(2,691)	(1,809)
Interest expense	(9,612)	(8,830)	(28,423)	(25,233)
General and administrative	(1,189)	(1,421)	(3,142)	(3,592)
Transaction-related costs	(598)	(526)	(1,427)	(1,351)
Depreciation and amortization	(7,345)	(6,423)	(20,169)	(19,357)
Loss on early extinguishment of debt	—	—	(88)	—
Impairment of real estate	—	—	(221)	—
Gain on sale of real estate	679	—	679	—
Loss before provision for income taxes	(12,512)	(10,561)	(27,656)	(14,760)
Provision for income taxes	(74)	(15)	(353)	(573)
Net loss	(12,586)	(10,576)	(28,009)	(15,333)
Net loss attributable to non-controlling interests	131	192	441	423
Net loss attributable to the Company	$(12,455)	$(10,384)	$(27,568)	$(14,910)
The condensed assets for each of the segments as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

	September 30, 2025	December 31, 2024
Condensed assets:
Office (1)	$407,875	$421,438
Hotel	114,676	108,963
Multifamily (1)	273,938	279,308
Lending	67,427	71,192
Non-segment assets	7,910	8,654
Total assets	$871,826	$889,555

(1)Beginning in the quarter ended December 31, 2024, the Company reclassified its consolidated property located at 4750 Wilshire Boulevard (Backlot) in Los Angeles, California to include the property in the multifamily segment, from its previous classification in the office segment. In the above table, the assets related to 4750 Wilshire Boulevard (Backlot) as of September 30, 2025 and December 31, 2024 are included in with Multifamily.
18. SUBSEQUENT EVENTS

On November 6, 2025, the Company and First Western SBLC, Inc., a Florida corporation and an indirect wholly owned subsidiary of the Company (“First Western”) and which represents the Company’s lending business which originates loans under the SBA 7(a) Program, entered into a membership interest purchase agreement (the “Membership Interest Purchase Agreement”), with PG FR Holding, LLC, a Delaware limited liability company (the “Buyer”). Pursuant to the Membership Interest Purchase Agreement, and upon the terms and subject to the conditions therein, Buyer will purchase from the Company all of the issued and outstanding equity interests of First Western (the “Transactions”). The Company estimates that, pursuant to the Membership Interest Purchase Agreement and based on information related to First Western’s assets and other matters as of

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)
September 30, 2025, the purchase price will be approximately $44 million (which is net of the outstanding balance of SBA 7(a) Loan-Backed Notes), subject to adjustment and updated information through the closing (the “Closing”) of the Transactions. Upon the Closing and giving effect to the payment of other debt, transaction expenses and other matters, the Transactions are expected to yield net cash proceeds to the Company of approximately $31 million.

The Closing is subject to the receipt of the SBA’s consent to the acquisition by the Buyer of the equity interests in First Western and certain customary closing conditions, including (i) the absence of any law or order that challenges or may prevent the consummation of the Transactions, (ii) the accuracy of the representations and warranties of each party, subject to certain materiality thresholds, (iii) the performance and compliance by each party with the covenants and obligations of such party pursuant to the Membership Interest Purchase Agreement in all material respects and (iv) Barry Berlin not terminating, providing a notice of his intention to terminate, or otherwise rescinding his agreement to work for an affiliate of Buyer following the Closing.

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
The following discussion of our financial condition as of September 30, 2025 and results of operations for the three and nine months ended September 30, 2025 and 2024 should be read in conjunction with the 2024 Form 10-K. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Part I, Item 1A of the 2024 Form 10-K. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the consolidated financial statements contained therein. The terms “we,” “us,” “our” and the “Company” refer to Creative Media & Community Trust Corporation and its subsidiaries.
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
Properties
As of September 30, 2025, our real estate portfolio consisted of 27 assets, all of which were fee-simple properties and five of which we own through investments in Unconsolidated Joint Ventures. Our Unconsolidated Joint Ventures contain one office property, one multifamily site currently under development, two multifamily properties (one of which has been partially converted from office into multifamily units and is now being classified as a multifamily property) and one commercial development site. As of September 30, 2025, our 12 office properties, totaling approximately 1.3 million rentable square feet, were 69.8% occupied, and our one 505-room hotel with an ancillary parking garage, had RevPAR of $158.92 for the nine months ended September 30, 2025 and our four multifamily properties were 85.3% occupied. Additionally, as of September 30, 2025, we had nine development sites (three of which were being used as parking lots).
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
Rental Rate Trends
Office Statistics:    The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods (includes 100% of our properties partially owned through Unconsolidated Joint Ventures):

	As of September 30,
	2025	2024
Occupancy (1)	69.8%	72.2%
Annualized rent per occupied square foot (1)(2)	$60.22	$60.31
______________________

(1)The information presented in this table represents historical information as of the date indicated without giving effect to any property sales occurring thereafter.
(2)Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail. Total abatements, representing lease incentives in the form of free rent, for the twelve months ended September 30, 2025 and 2024 were approximately $1.4 million and $1.8 million, respectively. Giving effect to abatements, net annualized rent per occupied square foot was $57.10 and $59.52 as of September 30, 2025 and 2024, respectively (See Definitions for more detail).
Over the next four quarters, we expect to see expiring cash rents as set forth in the table below (includes 100% of our properties partially owned through Unconsolidated Joint Ventures):

	For the Three Months Ended
	December 31, 2025	March 31, 2026	June 30, 2026	September 30, 2026
Expiring Cash Rents:
Expiring square feet (1)	5,825	19,457	38,817	14,589
Expiring rent per square foot (2)	$74.68	$40.91	$56.88	$55.25
______________________
(1)Month-to-month tenants occupying a total of 4,930 square feet are included in the expiring leases in the first quarter listed.
(2)Represents gross monthly base rent, as of September 30, 2025, under leases expiring during the periods above, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.
During the three and nine months ended September 30, 2025, we executed leases with terms longer than 12 months totaling 80,962 and 159,154 square feet, respectively. The table below sets forth information on certain of our executed leases during the three and nine months ended September 30, 2025, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

	Number of Leases (1)	Rentable Square Feet	New Cash Rents per Square Foot (2)	Expiring Cash Rents per Square Foot (2)
Three Months Ended September 30, 2025	5	18,539	$40.24	$47.04
Nine Months Ended September 30, 2025	19	70,965	$46.89	$54.27
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

Multifamily Statistics:    The following table sets forth occupancy rates and the monthly rent per occupied unit across our multifamily portfolio for the specified periods (includes 100% of our properties partially owned through an Unconsolidated Joint Venture):

	As of September 30,
	2025	2024
Occupancy	85.3%	92.0%
Monthly rent per occupied unit (1)	$2,508	$2,555
______________________
(1)Represents gross monthly base rent under leases commenced as of the specified period, divided by occupied units. This amount reflects total cash rent before concessions. Net of rent concessions granted in the specified period, monthly rent per occupied unit was $2,215 and $2,444 as of September 30, 2025 and 2024, respectively.
Hotel Statistics:    The following table sets forth the occupancy, ADR and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Nine Months Ended September 30,
	2025	2024
Occupancy	75.7%	71.4%
ADR	$209.93	$203.98
RevPAR	$158.92	$145.74
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
On November 6, 2025, we entered into an agreement to sell our lending business to an unrelated third-party buyer for a purchase price of approximately $44 million (which is net of the outstanding balance of SBA 7(a) Loan-Backed Notes), subject to adjustment and updated information through the closing of the sale. Upon the closing of the sale, which is still subject to approval by the SBA, and giving effect to the payment of other debt, transaction expenses and other matters, we expect to receive net proceeds of approximately $31 million.
Property Concentration
Kaiser Foundation Health Plan, Incorporated, which occupied space in one of our Oakland, California properties, accounted for 24.5% of our annualized office rental income for the three months ended September 30, 2025.

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
Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024
Net Loss and FFO

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Total revenues	$26,234	$28,616	$(2,382)	(8.3)%
Total expenses	$38,728	$37,938	$790	2.1%
Gain on sale of real estate	$679	$—	$679	N/A
Net loss	$(12,586)	$(10,576)	$(2,010)	19.0%
Net loss was $12.6 million for the three months ended September 30, 2025, compared to a net loss of $10.6 million for the three months ended September 30, 2024, an increase of $2.0 million. The increase in net loss was primarily due to a decrease of $617,000 in segment net operating income (discussed in more detail in the following Summary Segment Results), an increase in depreciation and amortization expense of $922,000, and an increase in interest expense of $782,000, partially offset by a gain on the sale of real estate of $679,000.
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

The following table sets forth a historical reconciliation of net loss attributable to common stockholders to FFO attributable to common stockholders (in thousands):

	Three Months Ended September 30,
	2025	2024
Net loss attributable to common stockholders(1)	$(17,736)	$(34,775)
Depreciation and amortization	7,345	6,423
Non-controlling interests’ proportionate share of depreciation and amortization	(54)	(68)
Gain on sale of real estate	(679)	—
FFO attributable to common stockholders(1)	$(11,124)	$(28,420)
______________________
(1)During the three months ended September 30, 2025 and 2024, we recognized $0 and $16.1 million, respectively, of redeemable preferred stock redemptions. Such amounts are included in, and have the effect of increasing, net loss attributable to common stockholders and FFO attributable to common stockholders because redeemable preferred stock redemptions are not an adjustment prescribed by NAREIT.
FFO attributable to common stockholders, which is a non-GAAP measure, was $(11.1) million for the three months ended September 30, 2025, an increase of approximately $17.3 million, compared to $(28.4) million for the three months ended September 30, 2024. The increase in FFO was primarily due to a decrease in redeemable preferred stock redemptions of $16.1 million and a decrease in redeemable preferred stock dividends of $2.7 million, partially offset by a decrease of $617,000 in segment net operating income (discussed in more detail in the following Summary Segment Results), and an increase in interest expense of $782,000.

Summary Segment Results
During the three months ended September 30, 2025 and September 30, 2024, we operated in four segments: office, hotel and multifamily properties and lending. Set forth and described below are summary segment results for our operating segments (dollar amounts in thousands).

	Three Months Ended September 30,		Change
	2025	2024	$	%
Revenues:
Office	$12,464	$13,819	$(1,355)	(9.8)%
Hotel	$7,590	$7,142	$448	6.3%
Multifamily	$3,875	$4,773	$(898)	(18.8)%
Lending	$2,218	$2,724	$(506)	(18.6)%

Expenses:
Office	$6,921	$7,566	$(645)	(8.5)%
Hotel	$6,740	$6,169	$571	9.3%
Multifamily	$2,914	$3,860	$(946)	(24.5)%
Lending	$1,904	$2,036	$(132)	(6.5)%

Loss From Unconsolidated Entities:
Office	$(528)	$(834)	$306	(36.7)%
Multifamily	$(169)	$(405)	$236	(58.3)%

Non-Segment Revenue and Expenses:
Interest and other income	$87	$158	$(71)	(44.9)%
Asset management and other fees to related parties	$(331)	$(515)	$184	(35.7)%
Expense reimbursements to related parties - corporate	$(1,174)	$(592)	$(582)	98.3%
Interest expense	$(9,612)	$(8,830)	$(782)	8.9%
General and administrative	$(1,189)	$(1,421)	$232	(16.3)%
Transaction-related costs	$(598)	$(526)	$(72)	13.7%
Depreciation and amortization	$(7,345)	$(6,423)	$(922)	14.4%
Gain on sale of real estate	$679	$—	$679	N/A
Provision for income taxes	$(74)	$(15)	$(59)	NM*
______________________
(*)Percentage changes in excess of 100% are deemed to be not meaningful (“NM”)
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased to $12.5 million for the three months ended September 30, 2025, compared to $13.8 million for the three months ended September 30, 2024. The decrease was primarily due to lower rental revenues at office properties in Oakland, California, San Francisco, California, and Los Angeles, California, each as a result of lower occupancy.
Hotel Revenue: Hotel revenue increased to $7.6 million for the three months ended September 30, 2025, compared to $7.1 million for the three months ended September 30, 2024. The increase was mainly due to an increase in occupancy and average daily rates for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Multifamily Revenue: Multifamily revenue was $3.9 million for the three months ended September 30, 2025, compared to $4.8 million for the three months ended September 30, 2024. The decrease was attributed to lower rental revenues at our multifamily properties due to decreases in occupancy and monthly rent per occupied unit, net of rent concessions, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan-related fee income. Lending revenue was $2.2 million for the three months ended September 30, 2025, compared to $2.7 million for the three months ended September 30, 2024. The decrease was primarily due to a decrease in interest income due to loan payoffs and a decrease in interest rates as well as loans funded.
Loss From Unconsolidated Office Entities: The loss from our Unconsolidated Joint Ventures included in office segment net operating income decreased to a loss of $528,000 for the three months ended September 30, 2025, compared to a loss of $834,000 for the three months ended September 30, 2024. The decrease was primarily due to a decrease in unrealized loss recognized on the value of real estate at an unconsolidated office entity in Los Angeles, California recognized during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Loss From Unconsolidated Multifamily Entities: The loss from our Unconsolidated Joint Ventures included in the multifamily segment net operating was a loss of $169,000 for the three months ended September 30, 2025, compared to a loss of $405,000 for the three months ended September 30, 2024. The decrease was primarily due to decreases in unrealized losses recognized on the value of real estate at our unconsolidated multifamily entities recognized during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Interest and Other Income: Interest and other income, which has not been allocated to our operating segments, was $87,000 for the three months ended September 30, 2025, a decline from $158,000 for the three months ended September 30, 2024 driven by a decrease in interest earned from money market accounts.
Expenses
Office Expenses: Office expenses decreased to $6.9 million for the three months ended September 30, 2025, compared to $7.6 million for the three months ended September 30, 2024. The decrease is mainly due to lower operating expenses at an office property in Oakland, California as a result of lower occupancy, partially offset by an increase in real estate taxes at an office property in Austin, Texas.
Hotel Expenses: Hotel expenses increased to $6.7 million for the three months ended September 30, 2025, compared to $6.2 million for the three months ended September 30, 2024. The increase was primarily due to increased occupancy and property management fees during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Multifamily Expenses: Multifamily expenses decreased to $2.9 million for the three months ended September 30, 2025, compared with $3.9 million for the three months ended September 30, 2024. The decrease was mainly due to a decrease in real estate tax expense as well as decreases in repairs and maintenance expenses at our multifamily properties.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related parties. Lending expenses were $1.9 million for the three months ended September 30, 2025, compared to $2.0 million for the three months ended September 30, 2024. The decrease was primarily due to a decrease in current expected credit losses (“CECL”) and a decrease in interest expense due to loan paydowns.
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments, were $331,000 for the three months ended September 30, 2025, compared to $515,000 for the three months ended September 30, 2024. The decrease was a result of a reduction in asset management fees related to a decrease in our net asset value, primarily resulting from a reduction in the fair value of our investments in real estate as of the end of 2024.
Expense Reimbursements to Related Parties—Corporate: The Administrator receives compensation and/or reimbursement for performing certain services for the Company and its subsidiaries. Expense reimbursements to related parties-corporate were $1.2 million for the three months ended September 30, 2025, compared to expenses of $592,000 for the three months ended September 30, 2024, with the increase primarily due to an increase in expense allocation related to activities at our lending division as well as an increase in legal services.
Interest Expense: Interest expense, which has not been allocated to our operating segments, increased to $9.6 million for the three months ended September 30, 2025, compared to $8.8 million for the three months ended September 30, 2024. The increase was primarily attributable to a higher average outstanding principal balance on our debt as a result of new mortgage loans closed during the fourth quarter of 2024 and first and second quarters of 2025, partially offset by paydowns on our 2022 Credit Facility and on one of our mortgages.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, decreased to $1.2 million for the three months ended September 30, 2025, compared with $1.4 million for the three months ended September 30, 2024. The decrease was primarily due to a decrease in legal fees, partially offset by an increase in stockholder services.
Transaction-Related Costs: Transaction costs were $598,000 for the three months ended September 30, 2025, generally consistent with $526,000 for such costs for the three months ended September 30, 2024.
Depreciation and Amortization Expense: Depreciation and amortization expense was $7.3 million for the three months ended September 30, 2025, compared with $6.4 million for the three months ended September 30, 2024. The increase is due to incremental increases to the depreciable asset base at our hotel property as a result of renovation projects.
Gain on Sale of Real Estate: Gain on sale of real estate was $679,000 for the nine months ended September 30, 2025, due to the sale of a land parcel in Oakland, California. There were no dispositions during the prior year period.

Provision for Income Taxes: Provision for income taxes was $74,000 for the three months ended September 30, 2025, compared to provision for income taxes of $15,000 for the three months ended September 30, 2024. The increase in provision for income taxes was a result of one of our taxable REIT subsidiaries writing off the receivable for a refund of Alternative Minimum Tax that the company no longer believes is more likely than not to be received from the Internal Revenue Service.
2025 Results of Operations
Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
Net Loss and FFO

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Total revenues	$88,218	$97,053	$(8,835)	(9.1)%
Total expenses	$114,268	$111,371	$2,897	2.6%
Gain on sale of real estate	$679	$—	$679	N/A
Net loss	$(28,009)	$(15,333)	$(12,676)	82.7%
Net loss was $28.0 million for the nine months ended September 30, 2025, compared to a net loss of $15.3 million for the nine months ended September 30, 2024, an increase of $12.7 million. The increase in net loss was primarily due to a decrease of $8.9 million in segment net operating income (discussed in more detail in the following Summary Segment Results) and an increase in interest expense of $3.2 million.
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

The following table sets forth a historical reconciliation of net loss attributable to common stockholders to FFO attributable to common stockholders (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net loss attributable to common stockholders(1)	$(43,913)	$(56,737)
Depreciation and amortization	20,169	19,357
Non-controlling interests’ proportionate share of depreciation and amortization	(180)	(240)
Impairment of real estate	221	—
Gain on sale of real estate	(679)	—
FFO attributable to common stockholders(1)	$(24,382)	$(37,620)
______________________
(1)During the nine months ended September 30, 2025 and 2024, we recognized $300,000 and $17.5 million, respectively, of redeemable preferred stock redemptions. Such amounts are included in, and have the effect of increasing, net loss attributable to common stockholders and decreasing FFO attributable to common stockholders because redeemable preferred stock redemptions are not an adjustment prescribed by NAREIT.
FFO attributable to common stockholders, which is a non-GAAP measure, was $(24.4) million for the nine months ended September 30, 2025, an increase of $13.2 million compared to $(37.6) million for the nine months ended September 30, 2024. The increase in FFO was primarily due to a decrease in redeemable preferred stock dividends of $7.6 million and a decrease in redeemable preferred stock redemptions of $17.2 million, partially offset by a decrease of $8.9 million in segment net operating income (discussed in more detail in the following Summary Segment Results) and an increase in interest expense of $3.2 million.

Summary Segment Results
During the nine months ended September 30, 2025 and September 30, 2024, we operated in four segments: office, hotel and multifamily properties and lending. Set forth and described below are summary segment results for our operating segments (dollar amounts in thousands).

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Revenues:
Office	$37,395	$42,531	$(5,136)	(12.1)%
Hotel	$31,906	$31,151	$755	2.4%
Multifamily	$11,910	$14,971	$(3,061)	(20.4)%
Lending	$6,686	$7,928	$(1,242)	(15.7)%

Expenses:
Office	$19,378	$20,826	$(1,448)	(7.0)%
Hotel	$22,214	$21,796	$418	1.9%
Multifamily	$9,646	$10,365	$(719)	(6.9)%
Lending	$5,829	$5,708	$121	2.1%

(Loss) Income From Unconsolidated Entities
Office	$(382)	$487	$(869)	NM*
Multifamily	$(1,903)	$(929)	$(974)	NM*

Non-Segment Revenue and Expenses:
Interest and other income	$321	$472	$(151)	(32.0)%
Asset management and other fees to related parties	$(1,040)	$(1,334)	$294	(22.0)%
Expense reimbursements to related parties - corporate	$(2,691)	$(1,809)	$(882)	48.8%
Interest expense	$(28,423)	$(25,233)	$(3,190)	12.6%
General and administrative	$(3,142)	$(3,592)	$450	(12.5)%
Transaction-related costs	$(1,427)	$(1,351)	$(76)	5.6%
Depreciation and amortization	$(20,169)	$(19,357)	$(812)	4.2%
Loss on early extinguishment of debt	$(88)	$—	$(88)	N/A
Impairment of real estate	$(221)	$—	$(221)	N/A
Gain on sale of real estate	$679	$—	$679	N/A
Provision for income taxes	$(353)	$(573)	$220	(38.4)%
______________________
(*)Percentage changes in excess of 100% are deemed to be not meaningful (“NM”)
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased to $37.4 million for the nine months ended September 30, 2025, compared to $42.5 million for the nine months ended September 30, 2024. The decrease was primarily due to a decrease in rental revenues at office properties in Oakland, California, Los Angeles, California, and San Francisco, California as a result of lower occupancies, partially offset by an increase in rental revenues at office properties in Beverly Hills, California and Austin, Texas as a result of increased occupancy and rental rates.
Hotel Revenue: Hotel revenue was $31.9 million for the nine months ended September 30, 2025, compared to $31.2 million for the nine months ended September 30, 2024. The increase was primarily due to an increase in occupancy and average daily rate during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Multifamily Revenue: Multifamily revenue was $11.9 million for the nine months ended September 30, 2025, compared to $15.0 million for the nine months ended September 30, 2024. The decrease was attributed to lower occupancy and decreased monthly rent per occupied unit, net of rent concessions during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Lending Revenue: Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan-related fee income. Lending revenue was $6.7 million for the nine months ended September 30, 2025, compared to $7.9 million for the nine months ended September 30, 2024. The decrease was primarily due to a decrease in interest income due to loan payoffs and a decrease in interest rates as well as loans funded.
(Loss) Income From Unconsolidated Office Entities: The loss from our Unconsolidated Joint Ventures included in office segment net operating income decreased to a loss of $382,000 for the nine months ended September 30, 2025, compared to income of $487,000 for the nine months ended September 30, 2024. The decrease was primarily due to a decrease in unrealized gain recognized on the value of real estate at our unconsolidated office entities recognized during the nine months ended September 30, 2025.
Loss From Unconsolidated Multifamily Entities: The loss from our Unconsolidated Joint Venture included in the multifamily segment was $1.9 million for the nine months ended September 30, 2025, compared to a loss of $929,000 for the nine months ended September 30, 2024. The increase was primarily due to increases in the net unrealized loss recognized on the value of real estate at the unconsolidated multifamily entities included in our multifamily segment during the nine months ended September 30, 2025.
Interest and Other Income: Interest and other income, which has not been allocated to our operating segments, decreased to $321,000 for the nine months ended September 30, 2025, compared to $472,000 for the nine months ended September 30, 2024. The decrease was primarily related to a decrease in interest earned on money market accounts during the nine months ended September 30, 2025.
Expenses
Office Expenses: Office expenses decreased to $19.4 million for the nine months ended September 30, 2025, compared to $20.8 million for the nine months ended September 30, 2024. The decrease was primarily due to lower operating expenses at an office property in Oakland, California resulting from lower occupancy, as well as lower operating expenses at an office property in Beverly Hills, California as result of property tax refunds received during nine months ended September 30, 2025, partially offset by increased property taxes at an office property in Austin, Texas during the nine months ended September 30, 2025.
Hotel Expenses: Hotel expenses were $22.2 million for the nine months ended September 30, 2025, compared to $21.8 million for the nine months ended September 30, 2024. The increase is due to increased occupancy during the nine months ended September 30, 2025 compared to the prior year period.
Multifamily Expenses: Multifamily expenses decreased to $9.6 million for the nine months ended September 30, 2025, compared to $10.4 million for the nine months ended September 30, 2024. The decrease was mainly due to a decrease in real estate tax expense as well as decreases in repairs and maintenance expenses at our multifamily properties during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Lending Expenses: Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related parties. Lending expenses were $5.8 million for the nine months ended September 30, 2025, compared with expenses of $5.7 million for the nine months ended September 30, 2024. The increase was primarily due to an increase in CECL and an increase legal, accounting, and tax fees, partially offset by a decrease in interest expense due to loan paydowns.
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments, decreased to $1.0 million for the nine months ended September 30, 2025, compared to $1.3 million for the nine months ended September 30, 2024. The decrease was a result of a reduction in asset management fees related to a decrease in our net asset value, primarily resulting from a reduction in the fair value of our investments in real estate as of the end of 2024.
Expense Reimbursements to Related Parties—Corporate: The Administrator receives compensation and/or reimbursement for performing certain services for the Company and its subsidiaries. Expense reimbursements to related parties-corporate were $2.7 million for the nine months ended September 30, 2025, compared to $1.8 million for the nine months ended September 30, 2024, with the increase primarily due to an increase in expense allocation related to activities at our lending division as well as an increase in legal services.
Interest Expense: Interest expense, which has not been allocated to our operating segments, increased to $28.4 million for the nine months ended September 30, 2025, compared to $25.2 million for the nine months ended September 30, 2024. The increase was primarily attributable to a higher average outstanding principal balance on our debt as a result of new mortgage loans closed during the fourth quarter of 2024 and first and second quarters of 2025, partially offset by paydowns on our 2022 Credit Facility as well as one of our mortgage loans.
General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $3.1 million for the nine months ended September 30, 2025, compared to $3.6 million for the nine months ended September 30, 2024. The decrease is primarily attributable to a decrease in accounting and tax preparation fees during the nine months ended September 30, 2025.
Transaction-Related Costs: Transaction-related costs were $1.4 million for both the nine months ended September 30, 2025 and 2024.
Depreciation and Amortization Expense: Depreciation and amortization expense was $20.2 million for the nine months ended September 30, 2025, compared with $19.4 million for the nine months ended September 30, 2024. The increase is due to incremental increases to the depreciable asset base at our hotel property.
Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt was $88,000 for the nine months ended September 30, 2025 as a result of the payoff and termination of the 2022 Credit Facility. No such amounts were incurred during the prior year period.
Impairment of Real Estate: Impairment of real estate was $221,000 for the nine months ended September 30, 2025, due to an impairment charge recognized in connection with an office property in Austin, Texas. No such amounts were incurred during the prior year period.
Gain on Sale of Real Estate: Gain on sale of real estate was $679,000 for the nine months ended September 30, 2025, due to the sale of a land parcel in Oakland, California. There were no dispositions during the prior year period.
Provision for Income Taxes: Provision for income taxes was $353,000 for the nine months ended September 30, 2025, compared with $573,000 for the nine months ended September 30, 2024. The increase was due to lower taxable income at our taxable REIT subsidiaries compared to the prior year period as well as our taxable REIT subsidiaries writing off the receivable for a refund of Alternative Minimum Tax that the company no longer believes is more likely than not to be received from the Internal Revenue Service.
Cash Flow Analysis
Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the occupancy and ADR of our hotel, the collectability of rent and recoveries from our tenants, and loan-related activity. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities was $2.5 million for the nine months ended September 30, 2025, as compared to net cash provided by operating activities of $15.9 million for the same period in 2024. The decrease in cash provided by operating activities was primarily due to an increase in net loss adjusted for depreciation and amortization expense and other non-cash items of $10.5 million as well as a decrease in net cash proceeds from the sale of loans of $2.5 million.
Our cash flows from investing activities are primarily related to property acquisitions and dispositions, expenditures for the development or repositioning of properties, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash used in investing activities decreased to $9.3 million for the nine months ended September 30, 2025, compared to $14.7 million for the same period in 2024. The decrease in cash used in investing activities was primarily due to a decrease in cash used to fund loans of $5.7 million and an increase in the receipt of deferred key money of $2.3 million, partially offset by an increase in capital expenditures of $2.9 million.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash provided by financing activities was $2.2 million for the nine months ended September 30, 2025, compared to net cash used in financing activities of $9.4 million during the same period in 2024. The increase in our cash flows from financing activities was primarily due to an increase net proceeds from debt of $22.2 million during the nine months ended September 30, 2025, compared to $7.3 million during the nine months ended September 30, 2024, a $24.9 million decrease in cash redemptions of preferred stock, and a combined decrease in preferred stock and common stock dividends of $12.7 million. The aforementioned amounts were offset by a $40.5 million decrease in net proceeds from the issuance of preferred stock during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
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
Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, or re-leasing of space in existing properties, capital expenditures, paying interest and principal on debt financings, refinancing of indebtedness, SBA 7(a) loan originations, paying distributions on our Preferred Stock or any other preferred stock we may issue, any future repurchase of Common Stock and/or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock) and distributions on our Common Stock. Additionally, our outstanding commitments to fund loans were $16.5 million as of September 30, 2025, substantially all of which reflect prime-based loans to be originated by our subsidiary engaged in SBA 7(a) Small Business Loan Program lending. A majority of these commitments have government guarantees of 75% and we believe that we will be able to sell the guaranteed portion of these loans in a liquid secondary market upon fully funding these loans. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. To the extent we decide to proceed with development work on any of our development sites (in addition to those discussed below), we will have increased liquidity needs.
Our long-term liquidity needs include development at an Unconsolidated Joint Venture (the “1910 Sunset JV”), in which we have approximately a 44% ownership interest. The 1910 Sunset JV is nearing completion on its project to build 36 multifamily units on the 1915 Park Avenue land parcel adjacent to the office building (the “1915 Park Project”) in Los Angeles, California, with an estimated cost of approximately $14.7 million (excluding the land acquisition cost), our share of which is expected to be $6.5 million. The 1910 Sunset JV is financing the project through a combination of cash from operations at its office property, additional equity contributions from existing investors, and proceeds from a mortgage loan from a third-party lender (which had a balance of $6.4 million as of September 30, 2025 and total borrowing availability of $9.4 million). As of September 30, 2025, the 1910 Sunset JV had incurred total costs of $12.5 million in connection with the 1915 Park Project.
Construction has been substantially completed at one of our Unconsolidated Joint Ventures (the “4750 Wilshire JV”), in which we have a 20% ownership interest. The 4750 Wilshire JV has converted two of the three floors of an office property at 4750 Wilshire Boulevard in Los Angeles, California (“4750 Wilshire”) from office-use into 68 for-lease multifamily units (the “4750 Wilshire Project”), with the first floor of 4750 Wilshire continuing to function as 30,335 square feet of office space. The 4750 Wilshire JV began leasing for the multifamily units in September 2024. As of September 30, 2025, total costs of $28.6 million had been incurred by the 4750 Wilshire JV in connection with the 4750 Wilshire Project, which has an expected total completion cost of $31.4 million.
Construction has been substantially completed on the Rooms Renovation Project at our Sheraton Grand Hotel in Sacramento, California, with total costs incurred of $21.5 million as of September 30, 2025. We have also started our renovation of Sheraton Grand Hotel’s lobbies and common areas (the “Lobby Renovation Project”) during the third quarter of 2025. The estimated cost for the Lobby Renovation Project is approximately $11.6 million, of which $4.4 million had been incurred as of September 30, 2025. Both the Rooms Renovation Project and Lobby Renovation Project are being funded by a combination of draws on the mortgage loan at the property and key money from the Sheraton Grand Hotel’s franchisor.
On April 3, 2025, the Company completed the refinancing of an office property in Austin, Texas (the “Austin Refinancing”). The Company used a portion of the proceeds from the Austin Refinancing to repay the $15.0 million outstanding balance on our 2022 Credit Facility in full and, in connection with such repayment, the 2022 Credit Facility was terminated.
From and after September 2024, at our option, we redeemed 2,589,606 and 2,150,076 shares of Series A1 Preferred Stock and Series A Preferred Stock, respectively, in shares of Common Stock and we have paid holder-requested redemptions of 376,128 and 319,184 shares of Series A1 Preferred Stock and Series A Preferred Stock, respectively, in shares of Common

Stock. We currently plan to continue to satisfy some or all redemption requests submitted by holders of our shares of Preferred Stock in shares of Common Stock during 2025, when legally permitted, which the Company currently expects will be in the fourth quarter of 2025.We have in the past exercised our right to redeem shares of Preferred Stock at our option (subject to the terms of the Preferred Stock set forth in the charter) and pay the redemption price in shares of Common Stock, and we may do so again in the future.
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
Sources and Uses of Funds
Mortgages
We have mortgage loan agreements with outstanding balances of $475.8 million as of September 30, 2025. Our mortgage loans mature on various dates from June 7, 2026 through January 11, 2030.
With regards to the mortgage payable with a balance of $66.3 million as of September 30, 2025 maturing on June 7, 2026, (the “1150 Clay Mortgage”), we executed the final one-year extension option under the mortgage in June 2025. We intend to work with the lender in order to refinance the 1150 Clay Mortgage beyond its stated maturity date of June 7, 2026. Although we believe it is likely it will be able to refinance the 1150 Clay Mortgage prior to June 7, 2026, there can be no assurance that such refinancing will occur. If we and the lender under the 1150 Clay Mortgage cannot agree on an extension of the mortgage and the we fail to repay the loan in full upon its contractual maturity date, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, take possession of the property.
With regards to the mortgage payable with a balance of $81.0 million as of September 30, 2025 secured by a multifamily property in Oakland, California, (the “Channel House Mortgage”), on August 4, 2025 the Company reached an agreement with the lender to extend the maturity date through January 31, 2027 (the “Channel House Mortgage Extension”). In connection with the Channel House Mortgage Extension, the Company made a repayment of $6.0 million under the Channel House Mortgage, reducing it form its previous balance of $87.0 million.
In regards to the mortgage payable with a balance of $97.1 million as of September 30, 2025 maturing on July 1, 2026 (the “1 Kaiser Mortgage”), the Company intends to work with the lender in order to refinance the 1 Kaiser Mortgage beyond its stated maturity date of July 1, 2026. Although the Company believes it is likely it will be able to refinance the 1 Kaiser Mortgage prior to July 1, 2026, there can be no assurance that such refinancing will occur. If the Company and the lender under the 1 Kaiser Mortgage cannot agree on an extension of the mortgage and the Company fails to repay the loan in full upon its contractual maturity date, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, take possession of the property.
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
In June 2025, a subsidiary of the Company, as borrower, entered into an agreement (the “Lending Division Revolving Credit Facility”) with a bank that included a $20.0 million revolving credit facility secured by the unguaranteed portion of certain of such subsidiary’s SBA 7(a) loans receivable and other assets of such subsidiary, subject to a borrowing base calculation, and fully guaranteed by the Company. Loans included in the borrowing base calculation may not be included for more than 12 calendar months unless certain financial ratios are met and in no case can loans be included for more than 18 months. The Lending Division Revolving Credit Facility bears interest at (i) the base rate plus 2.00% or (ii) SOFR plus 3.00%, at the borrower’s election, and has an initial maturity date of June 13, 2027, with two one-year extension options. As of September 30, 2025, the effective interest rate for the lending division credit facility was 7.19% and there was $9.3 million of debt outstanding with no availability for additional borrowings under the Lending Division Revolving Credit Facility, pursuant to the borrowing base calculation. In connection with the Company’s guaranty of the Lending Division Revolving Credit Facility (the “Parent Guaranty”), the Company is subject to certain financial covenants, including maintenance of (i) a consolidated fixed charge coverage ratio of at least 1.05 to 1.00, (ii) a minimum net worth of $200.0 million, (iii) a total leverage ratio no greater than 2.50 to 1.00 and (iv) $10.0 million of liquidity. If the Company fails to comply with the financial covenants set forth in the Parent Guaranty, the lender under the Lending Division Revolving Credit Facility has the right to require the Company to post cash collateral for the benefit of the lender in an amount equal to 105% of the outstanding principal balance under the facility plus all accrued and unpaid interest under such facility. On October 22, 2025, the Company entered into an amendment to the Parent Guaranty to modify the Parent Guaranty’s consolidated fixed charge coverage ratio covenant. Pursuant to the amendment, the Company must maintain a consolidated fixed charge coverage ratio of (x) for the fiscal quarters ending September 30, 2025 and December 31, 2025, not less than 1.00 to 1.00, and (y) for any fiscal quarter ending after December 31, 2025, not less than 1.15 to 1.00.
Other Financing Activity
On March 9, 2023, our lending division completed a securitization of the unguaranteed portion of certain of our SBA 7(a) loans receivable with the issuance of $54.1 million of unguaranteed SBA 7(a) loan-backed notes (with net proceeds of approximately $43.3 million, after payment of fees and expenses in connection with the securitization and the funding of a reserve account and an escrow account). The SBA 7(a) loan-backed notes are collateralized by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of our SBA 7(a) loans receivable. The SBA 7(a) loan backed notes mature on March 20, 2048, with monthly payments due as payments on the collateralized loans are received. The SBA 7(a) loan-backed notes bear interest at a per annum rate equal to the lesser of (i) 30-Day average compounded SOFR plus 2.90% and (ii) prime rate minus 0.35%. As of September 30, 2025, the variable interest rate was 7.15%. We reflect the SBA 7(a) loans receivable as assets on our consolidated balance sheet and the SBA 7(a) loan-backed notes as debt on our consolidated balance sheet.
We have junior subordinated notes with a variable interest rate that resets quarterly based on the three-month SOFR plus 3.51%, with quarterly interest‑only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at our option. The aggregate principal balance of the junior subordinated notes was $27.1 million as of September 30, 2025.

Securities Offerings
We conducted a continuous public offering of Series A Preferred Stock from October 2016 through January 2020, where one Series A Preferred Warrant was issued along with each issued share of Series A Preferred Stock. During the tenure of the offering, we issued 4,603,287 Series A Preferred Stock and Series A Preferred Warrants and received aggregate net proceeds of $105.2 million after commissions, fees and allocated costs. As of September 30, 2025, all of the Series A Preferred Warrants had expired.
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
As of September 30, 2025, we had issued 12,040,878 shares of Series A1 Preferred Stock, 8,251,657 shares of Series A Preferred Stock and 56,857 shares of Series D Preferred Stock and received aggregate net proceeds of $459.1 million after commissions, fees and allocated costs.
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
From the date of issuance until the fifth anniversary of the date of issuance, holders of Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock may require us to redeem such shares at a discount to the Series A1 Preferred Stock, Series A Preferred Stated Value and Series D Preferred Stated Value, respectively. From and after the fifth anniversary of the date of original issuance of any share of our Preferred Stock, we generally (subject to certain conditions) have the right (but not the obligation) to redeem, and the holder of such share may require us to redeem, such share at a redemption price equal to 100% of the stated value of such share, plus any accrued but unpaid dividends in respect of such share as of the effective date of the redemption. The redemption price in respect of any share of Preferred Stock, whether redeemed at our option or at the option of a holder, may be paid in cash or in shares of Common Stock in our sole discretion. Through September 30, 2025, we had redeemed 4,799,446 shares of Series A Preferred Stock, 3,148,815 shares of Series A1 Preferred Stock, and 8,410 shares of Series D Preferred Stock. We currently plan to continue to satisfy some or all redemption requests submitted by holders of our shares of Preferred Stock in shares of Common Stock during 2025, when legally permitted. We have in the past exercised our right to redeem shares of Preferred Stock at our option (subject to the terms of the Preferred Stock set forth in the charter) and pay the redemption price in shares of Common Stock, and we may do so again in the future.
Of the 4,799,446 shares of Series A Preferred Stock that have been redeemed, the redemption of 2,330,186 shares of Series A Preferred Stock were paid in cash, 2,313,106 of which were redeemed at the option of the holders and 17,080 of which were redeemed at the option of the Company. As of September 30, 2025, the Company, at its option, redeemed 2,150,076 shares of Series A Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, as of September 30, 2025, 319,184 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series A In-Kind Redemptions”). The Series A In-Kind Redemptions resulted in the aggregate issuance of 367,311 shares of Common Stock.
Of the 3,148,815 shares of Series A1 Preferred Stock that have been redeemed, the redemption of 183,081 shares of Series A1 Preferred Stock were paid in cash (all of which were redeemed at the option of the holders). As of September 30, 2025, the Company, at its option, redeemed 2,589,606 shares of Series A1 Preferred Stock, all of which were paid in shares of

Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, as of September 30, 2025, 376,128 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series A1 In-Kind Redemptions”). The Series A1 In-Kind Redemptions resulted in the aggregate issuance of 288,981 shares of Common Stock.
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
Off-Balance Sheet Arrangements
As of September 30, 2025, we did not have any off-balance sheet arrangements.
Recently Issued Accounting Pronouncements
Our recently issued accounting pronouncements are described in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. As of September 30, 2025 and December 31, 2024 (including our variable rate mortgages payable subject to interest rate cap agreements and excluding premiums, discounts, and deferred loan costs), $439.5 million (or 82.3%) and $440.4 million (or 86.1%) of our debt, respectively, was fixed rate borrowings. As of September 30, 2025 and December 31, 2024 (excluding our variable rate mortgages payable subject to interest rate cap agreements as well as premiums, discounts and deferred loan costs), $94.4 million (or 17.7%) and $71.3 million (or 13.9%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding as of September 30, 2025 and December 31, 2024, a 50 basis point change in SOFR would result in an annual impact to our earnings of approximately $472,000 and $356,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate.
As of September 30, 2025, we had two interest rate cap agreements outstanding with an aggregate notional amount of $171.0 million and an aggregate fair value of the net derivative asset of $10,000. As of September 30, 2025, an increase or decrease of 50 basis points in interest rates would not result in a significant change to the fair value of the derivative asset.
Item 4.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of September 30, 2025, our Principal Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by us in such reports is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In May 2022, the Company’s Board of Directors approved a repurchase program of up to $10.0 million of the Company’s Common Stock (the “SRP”). Under the SRP, the Company, in its discretion, may purchase shares of its Common Stock from time to time in the open market or in privately negotiated transactions. The amount and timing of purchases of shares will depend on a number of factors, including, without limitation, the price and availability of shares, trading volume, general market conditions and compliance with applicable securities law. The SRP has no termination date and may be suspended or discontinued at any time. There were no repurchases during the three and nine months ended September 30, 2025. As of September 30, 2025, the Company had repurchased 2,650 shares of Common Stock for $4.7 million.
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
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, in effect at any time during the three months ended September 30, 2025.
On May 8, 2025, the Company filed a notice with the Israel Securities Authority and the TASE voluntarily requesting to delist its Common Stock from trading on the TASE due to the relatively low amount of shares of the Company’s Common Stock that are trading on the TASE. The voluntary delisting of the Company’s Common Stock from the TASE became effective on August 15, 2025. The Company’s Common Stock will continue to be listed for trading on the Nasdaq Capital Market.

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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION
Dated: November 14, 2025	By:	/s/ DAVID THOMPSON David Thompson Chief Executive Officer

Dated: November 14, 2025	By:	/s/ BARRY N. BERLIN Barry N. Berlin Chief Financial Officer