Form 10-K
period 2025-12-31
Creative Media & Community Trust Corp
filed 2026-03-10
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-13610
CREATIVE MEDIA & COMMUNITY TRUST CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Maryland			75-6446078
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)
4700 Wilshire Boulevard	Los Angeles,	California	90010
(Address of Principal Executive Offices)			(Zip Code)
(866)			242-1266
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, $0.001 Par Value	CMCT	The Nasdaq Stock Market LLC
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐   No ☒
As of June 30, 2025, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on the Nasdaq Capital Market as of the close of business on June 30, 2025, was approximately $5.6 million. The registrant does not have any nonvoting common equities.
As of March 2, 2026, the registrant had outstanding 2,699,686 shares of common stock, par value $0.001 per share.

Documents Incorporated by Reference
    Part III of this Annual Report on Form 10-K incorporates by reference specified portions of an amendment to this Annual Report on Form 10-K or Creative Media & Community Trust Corporation’s Proxy Statement for its 2026 Annual Meeting of Stockholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than April 30, 2026.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION
2025 ANNUAL REPORT ON FORM 10-K

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
Important Note
On January 6, 2025, we effected a 1-for-10 reverse stock split (the “January Reverse Stock Split”) on our common stock, par value $0.001 per share (“Common Stock”) and on April 15, 2025, we effected a 1-for-25 reverse stock split on our Common Stock (together with the January Reverse Stock Split, the “Reverse Stock Splits”). Unless otherwise specified, all Common Stock and per share of Common Stock amounts set forth in this Annual Report on Form 10-K have been adjusted to give retroactive effect to the Reverse Stock Splits.
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
Our current reportable segments during the years ended December 31, 2025 and 2024 consist of three types of commercial real estate properties, namely office, hotel and multifamily, as well as a segment for our lending business. As previously disclosed, we completed the sale of our lending business on January 21, 2026, and, as a result, our lending business will cease to be one of our reportable segments in future periods. As of December 31, 2025, our real estate portfolio consisted of 27 assets, all of which were fee-simple properties, and five of which we own through investments in Unconsolidated Joint Ventures. Our Unconsolidated Joint Ventures contain one office property, three multifamily properties (one of which has been partially converted from office into multifamily units and is now classified as a multifamily property) and one commercial development site. As of December 31, 2025, our 12 office properties, totaling approximately 1.3 million rentable square feet, were 74.8% occupied; our one hotel with an ancillary parking garage, which has a total of 505 rooms, had RevPAR of $152.70 for the year ended December 31, 2025 and our five multifamily properties were 85.3% occupied. Additionally, as of December 31, 2025, we had eight development sites (two of which were being used as parking lots). For the year ended December 31, 2025, our office portfolio contributed approximately 43.1% of revenue from our four segments on a combined basis, our hotel segment contributed approximately 35.6%, our multifamily segment contributed approximately 13.6% and our lending segment contributed approximately 7.7%.
Strategy
We are a Maryland corporation and REIT. Our portfolio of investments currently consists of premier multifamily, Class A and creative office real assets in vibrant and improving metropolitan communities throughout the United States. We also own one hotel in northern California. Additionally, prior to the sale of our lending business in January 2026, we owned a lending platform that originated loans under the Small Business Administration (“SBA”) 7(a) loan program. We seek to apply the expertise of CIM Group to the acquisition, development and operation of premier multifamily properties situated in vibrant communities throughout the United States. While we may acquire, develop and operate creative office assets that cater to rapidly growing industries such as technology, media and entertainment in markets with similar business and employment characteristics to our multifamily investments, we intend to increase our focus towards premier multifamily properties. All of our multifamily and creative office assets are and will generally be located in communities qualified by CIM Group as described further below. These communities are located in areas that include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, positive population trends and a propensity for growth. We believe that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of real estate assets in the area. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the population growth, public commitment and significant private investment that characterize these areas.

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
CIM Overview
Established in 1994, CIM Group Management, LLC (“CIM”) is a vertically integrated, community-focused real estate and infrastructure owner, operator, lender, and developer of real assets. Through CIM’s vertically integrated structure, CIM is able to leverage in-house expertise across the full life cycle of assets to drive value creation across the process. CIM has dedicated teams for sourcing/acquisition, credit analysis, development, financing, commercial leasing, onsite property management and distribution. These functions bring alignment of interests and deep expertise, allowing for disciplined business plan underwriting and effective risk management. CIM also seeks to maximize synergies across its vertically integrated platform. The three investment platforms, real estate, infrastructure, and credit leverage in-house expertise to create value within each investment.
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
These laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination. The presence of, or contamination resulting from, any of these substances, or the failure to properly remediate them, may adversely affect our ability to sell or rent our property, to borrow using the property as collateral. In addition, third parties exposed to hazardous or toxic substances may sue for personal injury damages and/or property damages. For example, some laws impose liability for release of or exposure to asbestos-containing materials. As a result, in connection with our former, current or future ownership, operation, and development of real properties, we may be potentially liable for investigation and cleanup costs, penalties and damages under environmental laws.
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
Master Services Agreement
CIM Service Provider, LLC, an affiliate of CIM Group (the “Administrator”) provides, or arranges for other service providers to provide, management and administration services (the “Base Services”) to us under the terms of a master services agreement, dated as of March 11, 2014, as amended on May 11, 2020 (the “Master Services Agreement”). Pursuant to the Master Services Agreement, we appointed an affiliate of CIM Group as the Administrator of CIM Urban GP (“Urban GP Administrator”). For fiscal quarters prior to April 1, 2020, we paid to the Administrator, on a quarterly basis, a base service fee (the “Base Service Fee”) of approximately $1.0 million per year (which, for each year after 2014, was subject to an annual escalation by a specified inflation factor beginning on January 1 of each year). On May 11, 2020, the Master Services Agreement was amended to replace the Base Service Fee with an incentive fee (the “Prior Incentive Fee”) pursuant to which the Administrator was entitled to receive, on a quarterly basis, 15.00% of our quarterly core funds from operations in excess of a quarterly threshold equal to 1.75% (i.e., 7.00% on an annualized basis) of our average adjusted common stockholders’ equity (i.e., common stockholders’ equity plus accumulated depreciation and amortization) for such quarter. The amendment was effective as of April 1, 2020. No Prior Incentive fee was paid in 2020 or 2021. Please see “—Fee Waiver” below for a description of the calculation of the fees to the Administrator since the beginning of 2022.
In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and/or reimbursement for performing certain services (other than the Base Services) for us and our subsidiaries. Such services performed by the Administrator and its affiliates may include accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, operational and ongoing support in connection with our prior registered public offerings of our Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) and Series D Preferred Stock, par value $0.001 per share (“Series D Preferred Stock” and, together with the Series A Preferred Stock, “Preferred Stock”). The Administrator’s compensation for such services is based on the salaries and benefits of the employees of the Administrator and/or its affiliates who performed such services (allocated based on the percentage of time spent on the affairs of us and our subsidiaries).
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
Other Services
From time to time, CIM Management, Inc. and certain of its affiliates (collectively, the “CIM Management Entities”), all affiliates of CIM REIT and CIM Group, provide property management, leasing, development and other services to CIM Urban pursuant to various other agreements.
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
On June 16, 2022, the Company entered into the Third Amended and Restated Dealer Manager Agreement, pursuant to which CCO Capital acted as the exclusive dealer manager for the Company’s prior public offering of its Series A1 Preferred Stock.
Lending Segment
Prior to the divestiture described in this paragraph, we were a national lender that primarily originated loans to small businesses. As previously announced on November 12, 2025, the Company and First Western SBLC, LLC, a Florida limited liability company (formerly known as First Western SBLC, Inc.) and an indirect wholly owned subsidiary of the Company (“First Western”), entered into a membership interest purchase agreement, dated as of November 6, 2025 (the “Membership

Interest Purchase Agreement”), with PG FR Holding, LLC, a Delaware limited liability company (the “Buyer”). The closing (the “Closing”) of the transactions contemplated by the Membership Interest Purchase Agreement (the “Transactions”) occurred on January 21, 2026. At the Closing, pursuant to the Membership Interest Purchase Agreement, and upon the terms and subject to the conditions therein, Buyer purchased from the Company all of the issued and outstanding equity interests of First Western SBLC, LLC for a purchase price of approximately $44.9 million (which is net of the outstanding balance of debt related to the 2023 securitization of certain loan receivables), subject to adjustment. At the Closing and upon giving effect to the payment of other debt, transaction expenses and other matters, the Transactions yielded net cash proceeds to the Company of approximately $31.2 million. Following the signing of the Membership Interest Purchase Agreement, the Company classified First Western as held for sale.
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
Property Concentration
Kaiser Foundation Health Plan, Incorporated, which occupied space in one of our Oakland, California properties, accounted for 23.4% of our annualized rental income for the year ended December 31, 2025. No other tenant accounted for greater than 10.0% of our annualized rental income for the year ended December 31, 2025.
Human Capital
We are operated by affiliates of CIM Group and, as of December 31, 2025, only had five employees. Four of such employees were in our lending segment while one employee spent a substantial portion of the time that he devoted to us on matters relating to the lending segment. As of the date of this Annual Report on Form 10-K, we have no employees. We have entered into the Master Services Agreement with the Administrator, an affiliate of CIM Group, pursuant to which the Administrator has agreed to provide, or arrange for other service providers to provide, management and administration services to us and our subsidiaries.
Offices
We are headquartered in Los Angeles, California.
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
•If a major tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could have a material adverse effect on our financial condition and ability to pay distributions on our Preferred Stock or any renewed distributions on our Common Stock.
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
•Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions on our Preferred Stock or any renewed distributions on our Common Stock.
•We may not be able to generate sufficient cash flow to meet our debt service obligations.
•Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions on our Preferred Stock or any renewed distributions on our Common Stock.
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
Our executive officers also serve as officers or employees of the Administrator and/or the Operator or other applicable affiliates of CIM Group. The Administrator and the Operator have significant discretion as to the implementation of acquisitions and operating policies and strategies on behalf of us and CIM Urban. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of the Administrator, the Operator and the other applicable affiliates of CIM Group. The departure of any of these officers or key personnel could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.
We also depend on access to, and the diligence, skill and network of, business contacts of the professionals within CIM Group and the information and deal flow generated by its investment professionals in the course of their acquisitions and onsite property management and leasing activities. The departure of any of these individuals, or of a significant number of the investment professionals or principals of CIM Group, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock. We cannot guarantee that we will continue to have access to CIM Group’s investment professionals or its information and deal flow.
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
If we experience a loss that is uninsured or that exceeds policy limits, we could incur significant costs and lose the capital deployed in the damaged properties as well as the anticipated future cash flows from those properties. Further, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if the properties were irreparable. In addition, our properties may not be able to be rebuilt to their existing height or size at their existing location under current land-use laws and policies. In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications and otherwise may have to upgrade such property to meet current code requirements. Any of the factors described above could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.
Cybersecurity risks and cybersecurity incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
We face cybersecurity risks and risks associated with security breaches or disruptions, such as cyberattacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, social engineering and phishing schemes or persons inside our organization, the Operator and/or Administrator. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusions, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The occurrence of a cybersecurity incident may result in disrupted operations, misstated or unreliable financial data, misappropriation of assets, compromise or corruption of confidential information collected in the course of conducting our business, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, regulatory enforcement, damage to our tenant and stockholder relationships, material harm to our financial condition, cash flows and the market price of our securities or other adverse effects. Our Operator’s and Administrator’s IT networks and related systems are essential to the operations of our business and our ability to perform day-to-day operations (including managing our building systems). Our Operator and Administrator have implemented processes, procedures and internal controls to help mitigate cybersecurity incidents, but these measures do not guarantee that a cybersecurity incident involving our Operator or Administrator will not occur or that attempted security breaches or disruptions would not be successful or damaging. A cybersecurity incident involving our Operator’s or Administrator’s IT networks and related systems could materially adversely impact our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.
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
An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that we believe require remediation. If we discover such weaknesses, we will make efforts to improve our internal controls in a timely manner. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock, or cause us to not meet our reporting obligations, which could affect our ability to maintain our listing of Common Stock on Nasdaq. Ineffective internal controls could also cause holders of our securities to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.
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
We believe closures of businesses and stay in place orders and the resulting remote working arrangements for non-essential personnel in response to the COVID-19 pandemic has resulted in long-term changed work practices that could negatively impact us and our business. For example, the increased adoption of and familiarity with remote work practices, and the recent increase in tenants seeking to sublease their leased space, has resulted in decreased demand for office space. Further, prior to the onset of the COVID-19 pandemic, telecommuting, flexible work schedules, open workspaces and teleconferencing had become increasingly common and there was an increasing trend among some businesses to utilize shared office space and co-working spaces. As a result, there has been a general trend in office real estate for tenants to decrease the space they occupy per employee. Our tenants may elect to not renew their leases, or to renew them for less space than they currently occupy, which could increase vacancy, place downward pressure on occupancy, rental rates and income and property valuation. The need to reconfigure leased office space, either in response to the COVID-19 pandemic, to new tenants’ needs, to modify utilization or for other reasons, may impact space requirements and also may require us to spend increased amounts for tenant improvements. If substantial reconfiguration of the tenant’s space is required, the tenant may find it more advantageous to relocate than to renew its lease and renovate the existing space. All of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flow our or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.

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
We are party to the Master Services Agreement pursuant to which the Administrator provides, or arranges for other service providers to provide, management and administrative services to us and all of our direct and indirect subsidiaries. We are obligated to pay the Administrator the Revised Incentive Fee (see “Item 1—Business—Master Services Agreement”) and market rate transaction fees for transactional and other services that the Administrator elects to provide to us. Pursuant to the terms of the Master Services Agreement, the Administrator has the right to provide any transactional services to us that we would otherwise engage a third party to provide.
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
Each of the Administrator, under the Master Services Agreement, and the Operator, under the Investment Management Agreement, has broad discretion and authority over our day-to-day operations and deployment of our capital in assets. While our Board of Directors periodically reviews the performance of our businesses, our Board of Directors does not review all activities conducted by the Administrator and the Operator, and may not review certain proposed acquisitions, dispositions or the implementation of other strategic initiatives before they occur. In addition, in reviewing our business operations, our directors may rely on information provided to them by the Administrator or the Operator, as the case may be. The Administrator or the Operator may cause us to enter into significant transactions or undertake significant activities that may be difficult or impossible to unwind, exit or otherwise remediate. Each of the Administrator and the Operator has great latitude in the implementation of our strategies, including determining the types of assets that are appropriate for us. The decisions of the Administrator and the Operator could therefore result in losses or returns that are substantially below our expectations, which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.
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
While we are principally focused on both premier multifamily properties situated in vibrant communities throughout the United States and Class A and creative office real assets in markets with similar business and employment characteristics to our multifamily investments (including improving and developing such assets), we may also participate more actively in other CIM Group real estate strategies and product types, including, but not limited to, real estate debt, in order to broaden our participation in CIM Group’s platform and capabilities for the benefit of all classes of stockholders. This may include, without limitation, engaging in real estate development activities as well as investing in other product types directly, side-by-side with one or more funds of CIM Group, through direct deployment of capital in a CIM Group real estate or debt fund. Stockholders will not have any approval rights with respect to any expansion or change in strategies or future composition of our assets. Our Operator determines our policies regarding deployment of capital into real estate assets, financing, growth and debt capitalization. Our Operator may change these and other policies without a vote of our stockholders. In addition, there can be no assurance that the Operator will follow its acquisition process in relation to the identification and acquisition or origination of prospective assets. As a result, the nature of the composition of our assets could change without the consent of our stockholders. Changes in the Operator’s acquisition process and/or philosophy may result in, among other things, inferior due diligence and transaction standards, which may adversely affect the performance of our assets. If we are unsuccessful in expanding into new real estate activities or our changes in strategies or future deployment of our capital turn out to be unsuccessful, it could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.
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

We also are permitted to purchase and we currently maintain insurance or provide similar protection on behalf of any directors, officers, employees and agents, including our Administrator and its affiliates, against any liability asserted which was incurred in any such capacity with us or arising out of such status. This may result in us having to expend significant funds, which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.
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
During periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If we cannot operate our properties so as to meet our financial expectations, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock may be negatively impacted.
A significant portion of our properties, by aggregate net operating income and square feet, are located in California. We are dependent on the California real estate market and economy, and are therefore susceptible to risks of events in the California market that could adversely affect our business, such as adverse market conditions, changes in local laws or regulations and natural disasters.
Because our properties in California represent a significant portion of our portfolio by aggregate net operating income and square feet, we are exposed to greater economic risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in the California economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as natural disasters that occur in these areas (such as earthquakes, floods, fires and other events). In addition, the State of California is regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office and hotel space in California. Any adverse developments in the economy or real estate markets in California, any decrease in demand for office and hotel space resulting from the California regulatory or business environments or any reduced need for apartment units resulting from increased relocation out of California could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.
Capital and credit market conditions may adversely affect demand for our properties and the overall availability and cost of credit.
In periods when the capital and credit markets experience significant volatility, demand for our properties and the overall availability and cost of credit may be adversely affected. No assurances can be given that the capital and credit market conditions will not have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.
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
Adverse developments in the banking industry, such as the 2023 bank failures in the United States and acquisitions of distressed financial institutions in the United States and internationally, can result in uncertainty and turmoil in credit markets globally, which may cause financial institutions to reduce their lending, which in turn could adversely affect our ability to access capital markets for our liquidity needs and/or cause our cost of capital to increase.
We will endeavor to limit uninsured deposits that we have with banks. Nevertheless, if a bank in which we hold funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such funds or be subject to a delay in accessing all or a portion of such uninsured funds. In addition, we have undrawn capacities under certain of our mortgages. Any such loss of funds on deposit, lack of access to funds held at banks or inability to borrow from any of our lenders could adversely impact our short-term liquidity and ability to meet our operating expenses or working capital needs.

Tenant concentration increases the risk that cash flow could be interrupted.
We are, and expect that we will continue to be, subject to a degree of tenant concentration at certain of our properties and/or across multiple properties. Kaiser, which occupies space in one of our Oakland, California properties, accounted for 23.4% of our annualized rental income for the year ended December 31, 2025. In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at such property or properties were to experience financial weakness or file bankruptcy, it could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.
If a major tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could have a material adverse effect on our financial condition and ability to pay distributions on our Preferred Stock or any renewed distributions on our Common Stock.
The bankruptcy or insolvency of our tenants may adversely affect the income produced by our properties. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy and has the option to assume or reject any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (other than to the extent of any collateral securing the claim) will be treated as a general unsecured claim. Our claim against the bankrupt tenant for unpaid and future rent will be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant that rejects its lease would pay in full amounts it owes us under the lease. Even if a lease is assumed and brought current, we still run the risk that a tenant could condition lease assumption on a restructuring of certain terms, including rent, that would have an adverse impact on us. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.
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
In connection with the acquisition of properties, we may assume existing liabilities, some of which may have been unknown or unquantifiable at the time of the acquisition of assets. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, it could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.
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
As of December 31, 2025, 25.2% of the rentable square footage of our office portfolio was available for lease, and 11.1% of the occupied square footage of such office properties was scheduled to expire in 2026. The local economic environment may make the renewal of these leases more difficult, or renewal may occur at rental rates equal to or below existing rental rates. As a result, portions of our office properties may remain vacant for extended periods of time. In addition, we may have to offer substantial rent abatements, tenant improvements, concessions, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. The factors described above could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.
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
An adverse change in lodging fundamentals could result in returns that are substantially below our expectations or result in losses, which could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.
The outbreak of a highly infectious, contagious or widespread disease, such as COVID-19, can result (and has resulted) in reductions in travel and adversely affect demand for our hotel.
Our hotel operations are sensitive to the willingness and ability of our guests to travel. The outbreak of highly infectious, contagious or widespread diseases or global health emergencies will likely cause decreases in both discretionary and business travel and reduce the number of guests that visit our hotel. The degree of any decrease in travel will likely be worsened in the event such a disease causes a disruption in air or other forms of travel used by guests of our hotel. In the event a person having such a disease visits or works at our hotel, the operations at our hotel will likely be disrupted. For example, the spread of COVID-19 in the United States and the resulting restrictions on and cancellations of travel, meetings and social gatherings negatively impacted the operations of our hotel in Sacramento, California in 2020, 2021 and part of 2022.
The seasonality of the lodging industry may cause quarterly fluctuations in our revenues.
The lodging industry is seasonal in nature, which may cause quarterly fluctuations in our revenues, occupancy levels, room rates, operating expenses and cash flows. Our quarterly earnings may be adversely affected by factors outside our control, including timing of holidays, weather conditions, poor economic factors and competition in the area of our hotel. We can provide no assurances that our cash flows will be sufficient to offset any shortfalls that occur as a result of these fluctuations. As a result, we may have to enter into short-term borrowings in certain quarters in order to make distributions on our Preferred Stock or any renewed distributions on our Common Stock, and we can provide no assurances that such borrowings will be available on favorable terms, if at all. Consequently, volatility in our financial performance resulting from the seasonality of the lodging industry could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.
The increasing use of online travel intermediaries by consumers may adversely affect our profitability.
Some of our hotel rooms are booked through online travel intermediaries, including, but not limited to, Travelocity.com, Expedia.com and Priceline.com. As online bookings increase, these intermediaries may demand higher commissions, reduced room rates or other significant contract concessions. Moreover, some of these online travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These intermediaries hope that consumers will develop brand loyalties to their reservations systems rather than to particular hotels. Although most of the business for our hotel is expected to be derived from consumer direct and traditional hotel channels, such as travel agencies, corporate accounts, meeting planners and recognized wholesale operators, if the amount of sales made through online intermediaries increases significantly, room revenues may be lower than expected, which could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.

Increased use of technology may reduce the need for business-related travel.
The increased use of teleconference and video-conference technology by businesses could result in decreased business travel as companies increase the use of technologies that allow multiple parties from different locations to participate at meetings without traveling to a centralized meeting location. To the extent that such technologies play an increased role in day-to-day business and the necessity for business-related travel decreases, hotel room demand may decrease, which could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.
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
When residents decide to leave our apartments, whether because their leases are not renewed or they leave prior to their lease expiration date, we may not be able to release their apartment units. Even if leases are renewed or we can release the apartment units, the terms of renewal or reletting may be less favorable than current lease terms. Furthermore, because our apartment leases generally have initial terms of 12 months or less, our rental revenues at our multifamily properties are impacted by declines in market rents more quickly than if our leases were for longer terms. If we are unable to promptly renew the leases or release apartment units, or if the rental rates upon renewal or re-leasing are lower than expected rates, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock could be adversely affected.
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
If we cannot complete real estate transactions on favorable terms, or operate acquired assets to meet our goals or expectations, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock could be materially adversely affected.
We may be unable to successfully expand our operations into new markets.
The risks described in the immediately preceding risk factor that are applicable to our ability to acquire and successfully integrate and operate properties in the markets in which our properties are located are also applicable to our ability to acquire and successfully integrate and operate properties in new markets. In addition to these risks, we may not possess the same level of familiarity with the dynamics and market conditions of certain new markets that we may enter, which could adversely affect our ability to expand into those markets. We may be unable to build a significant market share or achieve a desired return on our assets in new markets. If we are unsuccessful in expanding into new markets, it could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.
We have experienced in the past, and may in the future, impairment charges to our properties.
We have in the past, and may in the future, take impairment charges with respect to certain of our properties. We routinely evaluate our assets for impairment indicators (we recorded $3.7 million in impairments of long-lived assets for the year ended December 31, 2025 and no impairment of long-lived assets for the year ended December 31, 2024). The judgment regarding the existence and magnitude of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. If we determine that an impairment has occurred, we will be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements.
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
Real estate assets are, in general, relatively illiquid and may become even more illiquid during periods of economic downturn. As a result, we may not be able to sell our properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. In addition, certain significant expenditures generally do not change in response to economic or other conditions, including debt service obligations, real estate taxes, and operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings. In addition, historically, during periods of increasing interest rates, real estate valuations have generally decreased as a result of rising capitalization rates, which tend to be positively correlated with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our portfolio as well as lower sales proceeds from future dispositions. Accordingly, we may be unable to adjust our portfolio promptly in response to economic, market or other conditions, which could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.
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
Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, capital expenditures, refinancing of indebtedness, paying distributions on our Preferred Stock or any other preferred stock we may issue, any future repurchase and/or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock), and, if we determine to renew distributions on our Common Stock, any renewed distributions on our Common Stock. We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through one or more of the following methods: (i) offerings of shares of Common Stock, Preferred Stock or other equity and/or debt securities of the Company; (ii) issuances of interests in our operating partnership in exchange for properties; (iii) credit facilities and term loans; (iv) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (v) the sale of existing assets; and/or (vi) cash flows from operations. These sources of funding may not be available on attractive terms or at all. If we cannot obtain additional funding for our long-term liquidity needs, our assets may generate lower cash flow or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so and could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.
Income from our long-term leases at our office properties is an important source of our cash flow from operations and is subject to risks related to increases in expenses and inflation.
We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases at our office properties is an important source of our cash flow from operations. Leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock could be materially adversely affected.
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
Our properties are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are payable (or are being paid) in an amount that is insufficient to cover operating expenses that are our responsibility under the lease, we could be required to expend funds in excess of such rents with respect to that property for operating expenses. Our properties are subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating and ownership expenses. Our property leases may not require the tenants to pay all or a portion of these expenses, in which event we may be responsible for these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions on our Preferred Stock or any renewed distributions on our Common Stock.
The market environment may adversely affect our operating results, financial condition and ability to pay distributions on our Preferred Stock or any renewed distributions on our Common Stock.
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
We are required to pay property taxes for our properties, which can increase as property tax rates increase or as properties are assessed or reassessed by taxing authorities. In California, pursuant to an existing state law commonly referred to as Proposition 13, all or portions of a property are reassessed to market value only at the time of “change in ownership” or completion of “new construction,” and thereafter, annual property tax increases are limited to 2% of previously assessed values. As a result, Proposition 13 generally results in significant below-market assessed values over time. From time to time, lawmakers and political coalitions have initiated efforts to repeal or amend Proposition 13, including by introducing Proposition 15 on the California ballot in November 2020, which measure was not approved by voters. If successful in the future, these proposals could substantially increase the assessed values and property taxes for our properties in California. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, renewal leases or future leases may not be negotiated on the same basis. Tax increases not passed through to tenants could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.
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
We expect to engage in development, redevelopment, repositioning or construction of real estate projects, including, without limitation, deploying capital in unimproved real properties, and will therefore face significant risks relating to such activities. We must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate or we pay too much for a property, our return on our assets could suffer. We may abandon any of these activities after we begin to explore them and as a result we may lose deposits or fail to recover expenses already incurred. We may be unable to proceed with these activities because we cannot obtain financing on favorable terms or at all. We may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon or substantially alter our plan for a project. We may incur construction costs for a development project that exceed our original estimates due to increased materials, labor, leasing or other costs, material shortages or supply chain delays, all of which are more likely in the current inflationary environment, or unanticipated technical difficulties, which could make completion of the project less profitable because market rents may not increase sufficiently to compensate for the increase in construction costs. We may even suspend development projects after construction has begun due to changes in economic conditions or other factors, and this may result in the write-off of costs, payment of additional costs or increases in overall costs when the development project is restarted. In addition, we will be subject to normal lease-up risks relating to newly constructed projects.
We face significant competition.
Our office portfolio competes with a number of developers, owners and operators of office real estate, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and may not be able to replace them, and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. As a result of any of the foregoing factors, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock may be materially adversely affected.
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
These laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination. The presence of, or contamination resulting from, any of these substances, or the failure to properly remediate them, may adversely affect our ability to sell or rent our property or to borrow using the property as collateral. In addition, third parties exposed to hazardous or toxic substances may sue for personal injury damages and/or property damages. For example, some laws impose liability for release of or exposure to asbestos-containing materials. As a result, in connection with our former, current or future ownership, operation, and development of real estate assets we may be potentially liable for investigation and cleanup costs, penalties and damages under environmental laws.
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
Further, these or other environmental studies may not identify all potential environmental liabilities or accurately assess whether we will incur material environmental liabilities in the future. If we do incur material environmental liabilities in the future, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock could be materially adversely affected.
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
Compliance with the ADA and fire, safety and other regulations may require us to make unanticipated expenditures and/or increase our operating costs that could significantly reduce the cash available for distributions on our Preferred Stock or any renewed distributions on our Common Stock.
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
In addition, our properties are subject to various federal, state and local regulatory requirements, such as state and local earthquake, fire and life safety requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. If we were to fail to comply with these various requirements, we might incur governmental fines or private damage awards. If we incur substantial costs to comply with the ADA or any other regulatory requirements, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock could be materially adversely affected.
Further, existing and future rent control or rent stabilization laws and regulations, along with similar laws and regulations that expand tenants’ rights or impose additional costs on landlords, may reduce rental revenues or increase operating costs on our multifamily portfolio. Such laws and regulations limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could reduce the value of our multifamily portfolio or make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with our investment in our multifamily portfolio, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from our multifamily portfolio. As a result, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock could be materially adversely affected.
Inflation may adversely affect our real estate operations.
Inflation may remain elevated in 2026 relative to historical levels. Inflation has caused and will likely continue to cause our construction costs, maintenances costs, operating and general and administrative expenses and interest expenses to rise, which in turn could materially adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock. See “We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions or high inflation,” “—Income from our long-term leases at our office properties is an important source of our cash flow from operations and is subject to risks related to increases in expenses and inflation,” “—We face risks associated with development, redevelopment, repositioning or construction of real estate projects,” “—High interest rates may make it difficult for us to finance or refinance assets, which could reduce the number of properties we can acquire and the amount of cash distributions we can make” and “—Supply chain disruption and increased costs in labor and materials may adversely affect our real estate operations.”
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
Payments of principal and interest on our borrowings may leave us with insufficient cash resources to operate our properties and/or pay distributions on our Preferred Stock or any renewed distributions on our Common Stock. The incurrence of substantial outstanding indebtedness, and the limitations imposed by our debt agreements, could have significant other adverse consequences, including the following:
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
If any one of these events occurs, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock may be materially adversely affected. In addition, any foreclosure on our properties could create taxable income without the accompanying cash proceeds, which could adversely affect our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended (the “Code”).
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
Interest rates may remain elevated in 2026 relative to historical levels. If interest rates remain elevated, we run the risk of being unable to finance or refinance our assets on favorable terms or at all. If interest rates are high when we desire to mortgage our assets or when existing loans come due and the assets need to be refinanced, we may not be able to, or may choose not to, finance the assets and we would be required to use cash to purchase or repay outstanding obligations. Our inability to use debt to finance or refinance our assets could reduce the number of assets we can acquire, which could reduce our operating cash flow and the amount of cash distributions we can make on our Common Stock or Preferred Stock. Higher costs of capital also could negatively impact our operating cash flow and returns on our assets.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions on our Preferred Stock or any renewed distributions on our Common Stock.
We have incurred indebtedness, and in the future may incur additional indebtedness, that bears interest at a variable rate. A continued high interest rate environment, which is the economic environment that the Company expects to face in 2026, will result in increases in the variable rate component of our indebtedness. As of December 31, 2025, $27.1 million was outstanding under our junior subordinated notes and $36.6 million in aggregate was outstanding on two mortgage loans, all of which bears interest at a variable rate. We have not hedged our interest rate with respect to this variable rate indebtedness. As a result, increases in interest rates will increase the amounts payable under such indebtedness, which will reduce our operating cash flows and could materially adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock. In addition, if our existing indebtedness matures or otherwise becomes payable during a period of rising interest rates, we could be required to liquidate one or more of our assets at times that may prevent realization of the maximum return on such assets.
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
As a result, we may not be able to refinance our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancing or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity, or delaying any strategic acquisitions and alliances or capital expenditures, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions on our Preferred Stock or any renewed distributions on our Common Stock.
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. These or other limitations imposed by a lender may adversely affect our flexibility and limit our ability to pay distributions on our Preferred Stock or any renewed distributions on our Common Stock.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution on our Preferred Stock or any renewed distributions on our Common Stock.
We may finance some of our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon payments will reduce the funds available for distributions on our Preferred Stock or any renewed distributions on our Common Stock because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.
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
We intend to record any derivative and hedging transactions we enter into in accordance with GAAP. However, we may choose not to pursue, or fail to qualify for, hedge accounting treatment relating to such derivative instruments. As a result, our operating results may suffer because losses, if any, on these derivative instruments may not be offset by a change in the fair value of the related hedged transaction or item. Any losses sustained as a result of our hedging transactions would be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.
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
If we fail to qualify as a REIT, we could face serious tax consequences that could substantially reduce our funds available for payment of distributions on our Preferred Stock or any renewed distributions on our Common Stock for each of the years involved because:

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
Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions on our Preferred Stock or or any renewed distributions on our Common Stock. As a result of these factors, our failure to qualify as a REIT could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the relief provisions under the Code in order to maintain our REIT status, we might nevertheless be required to pay certain penalty taxes for each such failure.
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
Our TRSs are subject to normal corporate income taxes. We continuously monitor the value of our investments in TRSs for the purpose of ensuring compliance with the rule that no more than 20% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). The aggregate value of our TRS stock and securities was less than 20% of the value of our total assets (including our TRS stock and securities) as of December 31, 2025. In addition, we scrutinize all of our transactions with our TRSs for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. There are no distribution requirements applicable to the TRSs and after-tax earnings may be retained. There can be no assurance, however, that we will be able to comply with the 20% limitation on ownership of TRS stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s-length transactions.
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
In certain circumstances, we may be subject to certain federal, state and local taxes as a REIT, which would reduce our cash available for distribution on our Preferred Stock or any renewed distributions on our Common Stock.
Even if we qualify and maintain our status as a REIT, we may be subject to certain federal, state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% excise tax, and some state and local jurisdictions may tax some or all of our income because not all states and localities treat REITs the same as they are treated for federal income tax purposes. Any federal, state or local taxes we pay will reduce our cash available for distribution on our Preferred Stock or any renewed distributions on our Common Stock. Moreover, as discussed above, our TRSs are generally subject to corporate income taxes and excise taxes in certain cases. Additionally, if we are not able to make sufficient distributions to eliminate our REIT taxable income, we may be subject to tax as a corporation on our undistributed REIT taxable income. We may also decide to retain income we earn from the sale or other dispositions of our properties and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability.
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
We will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase and if any such increase is not reimbursable under the terms of our lease, then our cash flows will be impacted, which in turn could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.
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
Interest rates may remain elevated in 2026 relative to historical levels, which may result in a decline in the market price of our Common Stock. We believe that one of the factors that will influence the market price of our Common Stock will be the distribution yield on the Common Stock (as a percentage of the market price of our Common Stock) relative to market interest rates. We have not paid dividends on our Common Stock since 2024, and we cannot predict with certainty if or when we may be able to resume paying such dividends on our Common Stock.
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
We have the right, at our option and in our sole discretion, to pay the redemption price of shares of Preferred Stock, whether redeemed at our option or at the option of a holder, in cash or in shares of Common Stock. The redemption price of shares of our Preferred Stock may be paid, in our sole discretion, in cash in U.S. dollars (“USD”) or in equal value through the issuance of shares of Common Stock, based on the volume‑weighted average price of our Common Stock for the 20 trading days prior to the redemption. On or about March 16, 2026, the Company expects to redeem approximately 1,957,023 shares of Series A Preferred Stock, approximately 7,767,609 shares of Series A1 Preferred Stock and approximately 21,760 shares of Series D Preferred Stock (collectively “Preferred Stock”) in shares of Common Stock (the “March 2026 Redemption”). Other than the March 2026 Redemption, the company does not currently intend to redeem, at the Company’s election, additional Preferred Stock in shares of Common Stock. However, the Company will evaluate redemption requests submitted by holders of its shares of Preferred Stock at the time it receives them and may elect to redeem those Preferred Shares in Common Stock or cash, at the Company’s discretion.
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
From and after the fifth anniversary of the date of original issuance of any share of our Series A Preferred Stock and Series D Preferred Stock and from and after the second anniversary of the date of original issuance of any share of our Series A1 Preferred Stock, we have the right (but not the obligation) to redeem such share at a redemption price equal to 100% of the stated value of such share, plus any accrued but unpaid dividends in respect of such share as of the effective date of the redemption.
We may suffer from delays in deploying capital, which could adversely affect our ability to pay distributions on our Preferred Stock or any renewed distributions on our Common Stock and the value of our securities.
We could suffer from delays in deploying capital, particularly if the capital we raise (including in our current equity offering described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and Uses of Funds”) outpaces our Operator’s ability to identify acquisitions and/or close on them. Such delays, which may be caused by a number of factors, including competition in the market for the same real estate opportunities, may adversely affect our ability to pay distributions on our Preferred Stock or any renewed distributions on our Common Stock and/or the value of their overall returns on investment in our securities.
The cash distributions received by holders of our Preferred Stock and Common Stock may be less frequent or lower in amount than expected by such holders or not occur at all.
Our Board of Directors will determine the amount and timing of distributions on our Preferred Stock and Common Stock. In making this determination, our Board of Directors will consider all relevant factors, including the amount of cash resources available for distributions, capital spending plans, cash flow, financial position, applicable requirements of the MGCL and any applicable contractual restrictions. We cannot assure you that we will be able to consistently generate sufficient available cash flow to fund distributions on our Preferred Stock and Common Stock, nor can we assure you that sufficient cash will be available to make distributions on our Preferred Stock or any renewed distributions on our Common Stock. While holders of Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors and declared by us out of legally available funds, cumulative cash dividends on each share of Preferred Stock at a specified rate, we cannot predict with certainty the timing of the payment of such distributions and we may be unable to pay or maintain such distributions over time. In addition, we have not paid dividends on our Common Stock since 2024, and we cannot predict with certainty if or when we may be able to resume paying such dividends on our Common Stock.
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
Inflation is the reduction in the purchasing power of money resulting from the increase in the price of goods and services. Inflation risk is the risk that the inflation-adjusted, or “real,” value of an investment in our Common Stock and Preferred Stock, or the income from that investment, will be worth less in the future. As discussed under “Inflation may adversely affect our Real Estate Operations,” the United States is currently experiencing an elevated level of inflation. As inflation occurs, the real value of our Common Stock and Preferred Stock and distributions payable on such shares may decline because the rate of distribution will remain the same (with respect to our Preferred Stock) or, in the event we were to renew dividends on our Common Stock, may not rise with the pace of inflation (with respect to our Common Stock).
The transfer and ownership restrictions applicable to our securities may impair the ability of stockholders to receive shares of our Common Stock if the Company continues to elect to pay the redemption price in shares of Common Stock, upon redemption of the Preferred Stock.
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
A stockholder’s ownership percentage in the Company may become diluted if we issue new shares of Common Stock or other securities, and issuances of additional preferred stock or other securities by us may further subordinate the rights of the holders of our Preferred Stock or Common Stock (which holders of Preferred Stock may become upon receipt of redemption payments in shares of Common Stock). Additionally, future issuances of Common Stock, including shares issued in exchange for consideration, upon redemption of Preferred Stock, may cause the market price of our Common Stock to drop significantly, even if our business is doing well.
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
We may make, and have in the past made, redemption payments under the terms of our Preferred Stock in shares of our Common Stock, and the number of shares of our Common Stock to be issued in connection with such payments may fluctuate based on the price of our Common Stock. Any sales or perceived sales in the public market of shares of our Common Stock issuable upon such redemption payments could adversely affect, and has in the past adversely affected, prevailing market prices of shares of our Common Stock. The existence of our Preferred Stock may encourage short selling by market participants because the possibility that redemption payments will be made in shares of our Common Stock could depress, and has in the past depressed, the market price of shares of our Common Stock. Further, any such issuance could result, and has in the past resulted in, dilution of the equity of our stockholders.
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
On or about March 16, 2026, the Company expects to redeem approximately 1,957,023 shares of Series A Preferred Stock, approximately 7,767,609 shares of Series A1 Preferred Stock and approximately 21,760 shares of Series D Preferred Stock (collectively “Preferred Stock”) in shares of Common Stock (the “March 2026 Redemption”). Other than the March 2026 Redemption, the company does not currently intend to redeem, at the Company’s election, additional Preferred Stock in shares of Common Stock. However, the Company will evaluate redemption requests submitted by holders of its shares of Preferred Stock at the time it receives them and may elect to redeem those Preferred Shares in Common Stock or cash, at the Company’s discretion.
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
Our estimated NAV, as determined by us from time to time, is calculated by relying in part on appraisals of our real estate assets. However, valuations of these assets do not necessarily represent the price at which a willing buyer would purchase such assets; therefore, there can be no assurance that we would realize the values underlying our estimated NAVs if we were to sell our assets and distribute the net proceeds to our stockholders. The values of our assets and liabilities, and therefore our NAV, are likely to fluctuate over time based on changes in value, investment activities, capital activities, indebtedness levels, and other various activities.
General Risk Factors
We may be unable to pay or maintain cash distributions or increase distributions to stockholders over time.
Several factors may affect the availability and timing of cash distributions on our Common Stock or Preferred Stock. During 2025, we did not pay any dividends on our Common Stock. Distributions are based primarily on anticipated cash flow from operations over time. The amount of cash available for distributions is affected by many factors, including the performance of our existing assets, including the selection of tenants and the amount of rental income, our operating expense levels, opportunities for acquisition identified by our Operator, the availability of financing arrangements as well as many other variables. We may not always be in a position to pay, and in 2025 were not in a position to pay, distributions on our Common Stock, and any renewed distributions we do make in the future may not increase over time. In addition, our actual results may differ significantly from the assumptions made by our Board of Directors in establishing our distribution policy. There also is a risk that we may not have sufficient cash flow from operations to fund distributions required to qualify as a REIT or maintain our REIT status.
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
On November 7, 2024, we received a written notice from the Listing Qualifications Department of Nasdaq indicating that, because the closing bid price for our Common Stock had fallen below $1.00 per share for 30 consecutive business days (September 25, 2024 through November 6, 2024), we had fallen out of compliance with the $1.00 Minimum Bid Price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on Nasdaq (the “Bid Price Requirement”). To regain compliance, the closing bid price of our Common Stock had to be a minimum of $1.00 per share for a minimum of ten consecutive business days prior to May 6, 2025. On May 1, 2025, we received a letter from the Nasdaq Listing Qualification Department informing the Company that it had regained compliance with the Bid Price Requirement as of April 30, 2025 due to the price of our Common Stock maintaining a minimum bid price in excess of $1.00 for ten consecutive business days. However, our ability to maintain compliance with the Nasdaq’s listing standards requirements in the future, including the Bid Price Requirement, is not guaranteed. We believe that delisting our Common Stock from Nasdaq could have significant adverse consequences, including a decreased ability to issue additional shares of Common Stock to raise additional financing in the future due to the increased lack of liquidity that would result in our Common Stock due to the factors described below. In addition, delisting may result in the inability to redeem Preferred Stock when all other criteria for redemption have been met if registration under applicable state securities or “blue sky” laws is not able to be accomplished in a particular state and the cash required for such redemption is not available.

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
In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.
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
Management Oversight of Cybersecurity Risk Management
CIM Group’s internal processes require escalation of material cybersecurity risks to its management and its Cybersecurity Committee (the “Committee”) for evaluation. The Committee consists of CIM Group’s Head of Enterprise Technology, CIM Group’s Chief Compliance Officer (the “CCO”), CIM Group’s Head of Transformation and representatives from CIM Group’s operations, technology, and compliance departments as needed. The Committee is responsible for CIM Group’s cybersecurity policy and overseeing the activities of CIM Group’s cybersecurity practices, including assessing CIM Group’s risks and controls. The Committee is chaired by CIM’s Head of Enterprise Technology and collectively the group has more than 30 years of experience in the fields of information technology, cybersecurity and adjacent roles, including serving on cybersecurity advisory councils. In addition, members of the Committee have relevant industry experience in enterprise risk management and compliance. The Cybersecurity Committee is tasked with assisting CIM Group-managed public companies (that are subject to the SEC’s cybersecurity rules adopted in 2023), including us, in complying with such cybersecurity rules.
The Committee conducts both regular quarterly and as-needed meetings throughout the year during which members of the CIM Group’s IT Department provide updates and report on meaningful cybersecurity risks, threats, incidents and vulnerabilities in accordance with the Committee’s respective reporting frameworks, as well as related priorities, mitigation and remediation activities, financial and employee resource levels, regulatory compliance, technology trends and third-party provider risks. To help inform this reporting framework, CIM Group maintains incident response plans and other policies and procedures designed to respond to, mitigate and remediate cybersecurity incidents based on the potential impact to CIM Group’s business, IT systems, network or data, including data held by third parties, or to the IT or other critical services provided by third-party vendors and service providers.
CIM Group’s personnel responsible for cybersecurity policy comprises of individuals with either formal education and degrees in IT or cybersecurity, or with experience working in IT and cybersecurity, including relevant industry experience in security related industries.
We believe that the processes, policies and procedures established by the Committee provide guidance for consistent and effective incident handling and response and set standards for internal notifications and escalations, as well as external notification considerations with respect to a cybersecurity event or incident requiring disclosure or notification in accordance with applicable laws.
Board of Directors Oversight of Cybersecurity Risk Management
The Audit Committee of our Board of Directors has oversight of our cybersecurity risks. The Audit Committee receives quarterly updates from CIM Group with respect to the effectiveness of its cyber readiness and cybersecurity program. This oversight includes briefing and a report by CIM Group’s Head of Transformation or CIM Head of Enterprise Technology, as well as a discussion of any cybersecurity breaches detected by CIM Group and a summary of, among other things, the current cybersecurity threat landscape, defensibility measures implemented by CIM Group, the health of CIM Group’s information security system, effectiveness of CIM Group’s cybersecurity controls and recoverability and business continuity testing. Pursuant to the Company’s cybersecurity policy, the Audit Committee will be promptly notified of any material cybersecurity incident required to be disclosed under Item 1.05 on a Current Report on Form 8-K and shall oversee the Company’s response to such matter.

Item 2. Properties
As of December 31, 2025, our real estate portfolio consisted of 27 assets, all of which were fee-simple properties and five of which we own through investments in Unconsolidated Joint Ventures. Our Unconsolidated Joint Ventures contain one office property, three multifamily properties (one of which has been partially converted from office into multifamily units and is now classified as a multifamily property) and one commercial development site. As of December 31, 2025, our 12 office properties, totaling approximately 1.3 million rentable square feet, were 74.8% occupied, and our one hotel with an ancillary parking garage, which has a total of 505 rooms, had RevPAR of $152.70 for the year ended December 31, 2025, and our five multifamily properties were 85.3% occupied. Additionally, as of December 31, 2025, we had eight development sites (two of which were being used as parking lots).
Office Portfolio Detail by Classification, Address, Market, and Submarket as of December 31, 2025

Classification / Market / Address	Sub-Market	Rentable Square Feet	% Occupied	% Leased (1)	Annualized Rent (in thousands)	Annualized Rent Per Occupied Square Foot(9)
Consolidated Office Portfolio
Oakland, CA
1 Kaiser Plaza	Lake Merritt	537,929	55.2%	55.2%	$16,791	$56.50
San Francisco, CA
1130 Howard Street	South of Market	21,194	100.0%	100.0%	549	25.90
Los Angeles, CA
11620 Wilshire Boulevard	West Los Angeles	197,054	90.0%	90.0%	8,862	49.95
11600 Wilshire Boulevard	West Los Angeles	56,881	79.0%	79.0%	2,822	62.80
9460 Wilshire Boulevard	Beverly Hills	97,655	94.5%	94.5%	11,554	125.21
8944 Lindblade Street (2)	West Los Angeles	7,980	100.0%	100.0%	630	78.95
8960 & 8966 Washington Boulevard (2)	West Los Angeles	24,448	—%	—%	—	—
1037 N Sycamore Avenue	Hollywood	5,031	100.0%	100.0%	351	69.77
Austin, TX
3601 S Congress Avenue (3)	South	233,579	92.4%	92.4%	9,888	45.81
1021 E 7th Street (4)	East	11,180	100.0%	100.0%	689	61.63
1007 E 7th Street (5)	East	1,352	100.0%	100.0%	50	36.98
Total Consolidated Office Portfolio		1,194,283	73.2%	73.2%	52,186	59.69

Unconsolidated Office Portfolio
Los Angeles, CA
1910 Sunset Boulevard - 44.2% (6)	Echo Park	107,824	91.8%	91.8%	5,030	50.84
Total Unconsolidated Office Portfolio		107,824	91.8%	91.8%	5,030	50.84

Total Office Portfolio		1,302,107	74.8%	74.8%	57,216	58.78

Total Office Portfolio - CMCT Share of Annualized Rent					$54,407

Development Pipeline Properties
Oakland, CA
2 Kaiser Plaza (7)	Lake Merritt	N/A	N/A	N/A	N/A	N/A
Los Angeles, CA
1015 Mansfield - 29% (8)	Hollywood	N/A	N/A	N/A	N/A	N/A
Total Development Pipeline Properties		N/A	N/A	N/A	N/A	N/A

Total Office and Development Portfolio		1,302,107	74.8%	74.8%	$57,216	$58.78

(1)Based on leases signed as of December 31, 2025.

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
(6)CMCT and a CIM-managed separate account purchased the property in February 2022 through a joint venture (the “1910 Sunset JV”). CMCT owns 44.2% of the property. The amounts shown in the table represent 100% of the property.
(7)2 Kaiser Plaza Parking Lot is a 44,642 square foot parcel of land currently being used as a surface parking lot. We are entitled to develop an office building with a maximum of 800,000 rentable square feet. Alternatively, we are also evaluating a multifamily development.
(8)The Company owns approximately 29% of the property through an Unconsolidated Joint Venture. The amounts shown in the table represent 100% of the property. The property has a site area of approximately 44,141 square feet and currently contains a parking garage which is being leased to a third party. The site is being evaluated for different development options, including creative office space or other commercial space.
(9)Giving effect to abatements, net annualized rent per occupied square foot for the total portfolio was $54.90.

Multifamily Portfolio Detail by Classification, Address, Market, and Submarket as of December 31, 2025

Classification / Market / Address	Sub-Market	Units	% Occupied	Annualized Rent (in thousands)	Monthly Rent Per Occupied Unit (1) (10)
Consolidated Multifamily Portfolio
Oakland, CA
Channel House	Jack London District	333	89.5%	$9,145	$2,557
1150 Clay	Downtown	288	87.2%	$7,190	$2,387
Total Consolidated Multifamily Portfolio		621	88.4%	$16,335	$2,480

Unconsolidated Multifamily Portfolio
Los Angeles, CA
1902 Park Avenue - 25.5% (2)	Echo Park	76	93.4%	$1,680	$1,972
701 S Hudson - 20% (3)	Mid-Wilshire	68	83.8%	$2,349	$3,434
1915 Park Avenue - 44.2% (4)	Echo Park	36	16.7%	$97	$1,352
Total Unconsolidated Multifamily Portfolio		180	74.4%	$4,126	$2,480

Total Multifamily Portfolio		801	85.3%	$20,461	$2,497

Total Multifamily Portfolio - CMCT Share of Annualized Rent				$17,276

Development Pipeline Properties
Los Angeles, CA
3101 S. Western Avenue (5)	Jefferson Park	N/A	N/A	N/A	N/A
3022 S. Western Avenue (6)	Jefferson Park	N/A	N/A	N/A	N/A
3109 S. Western Avenue (6)	Jefferson Park	N/A	N/A	N/A	N/A
4750 Wilshire Boulevard (Backlot) (7)	Mid-Wilshire	N/A	N/A	N/A	N/A
Oakland, CA
F3 Land Site (8)	Jack London District	N/A	N/A	N/A	N/A
466 Water Street Land Site (9)	Jack London District	N/A	N/A	N/A	N/A

Total Multifamily and Development Portfolio		801	85.3%	$20,461	$2,497

(1)Represents gross monthly base rent under leases commenced as of December 31, 2025, divided by occupied units.

(2)The Company owns 25.5% of the property through an Unconsolidated Joint Venture. The amounts shown in the table represent 100% of the property.
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
(4)The Company owns 44.2% of the property through the 1910 Sunset JV. The amounts shown in the table represent 100% of the property. The property is a 36-unit multifamily apartment building which was completed and began leasing during the fourth quarter of 2025.
(5)The Company intends to develop a total of approximately 160 residential units across both properties. There is no planned start date for such development.
(6)The Company intends to redevelop approximately seven commercial units totaling 5,635 rentable square feet and six parking stalls. There is no planned start date for such redevelopment.
(7)The Company owns 100% of the 4750 Wilshire Boulevard backlot land parcel. The site is being evaluated for potential multifamily development.
(8)Currently being utilized as a parking lot. The Company is evaluating future development options, including hotel development.
(9)The Company is evaluating the property for potential future multifamily development.
(10)Net of rent concessions granted in the specified period, monthly rent per occupied unit for the total portfolio was $2,127.
Hotel Portfolio Summary as of December 31, 2025

				Revenue Per
			%	Available
Property	Market	Rooms	Occupied (1)	Room
Sheraton Grand Hotel (2)	Sacramento, CA	505	72.5%	$152.70
Total Hotel (1 Property)		505	72.5%	$152.70
Other Ancillary Property within Hotel Portfolio

		Rentable			Annualized
		Square	%	%	Rent (Parking
		Feet	Occupied	Leased	and Retail)
Property	Market	(Retail)	(Retail)	(Retail) (3)	(in thousands)
Sheraton Grand Hotel Parking Garage & Retail (4)	Sacramento, CA	8,928	79.8%	79.8%	$1,202
Total Ancillary Property (1 Property)		8,928	79.8%	79.8%	$1,202

(1)Represents trailing 12-month occupancy as of December 31, 2025, calculated as the number of occupied rooms divided by the number of available rooms.
(2)The Sheraton Grand Hotel is part of the Sheraton franchise and is managed by Sheraton Operating Corporation, a subsidiary of Marriott International, Inc. The renovation of the Sheraton Grand Hotel’s guest rooms and corridors is substantially completed (the “Rooms Renovation Project”) with a total cost of approximately $21.2 million. The Company is currently working on designs for the renovation of Sheraton Grand Hotel’s lobbies and common areas (the “Lobby Renovation Project”). The Company has not approved a budget for the Lobby Renovation Project but intends to complete the project in 2025.
(3)Based on leases commenced as of December 31, 2025.
(4)The Company is evaluating the property for potential future development options including multifamily development over the existing parking garage.

Office Portfolio—Top 5 Tenants by Annualized Rental Revenue as of December 31, 2025

		Credit
		Rating					% of
		(S&P /		Annualized	% of	Rentable	Rentable
		Moody’s /	Lease	Rent	Annualized	Square	Square
Tenant	Property	Fitch)	Expiration	(in thousands)	Rent	Feet	Feet
Kaiser Foundation Health Plan, Inc.	1 Kaiser Plaza	AA- / - / AA-	2028	$13,405	23.4%	236,692	18.2%
U.S. Bank, N.A.	9460 Wilshire Boulevard	A+ / Aa3 / A+	2029	4,324	7.6%	27,569	2.1%
3 Arts Entertainment, Inc.	9460 Wilshire Boulevard	- / - / -	2027	3,161	5.5%	27,112	2.1%
O'Gara Coach Company, L.L.C.	9460 Wilshire Boulevard	- / - / -	2043	2,512	4.4%	18,157	1.4%
F45 Training Holdings, Inc.	3601 S Congress Avenue	- / - / -	2030	2,485	4.3%	44,171	3.4%
Total for Top Five Tenants				25,887	45.2%	353,701	27.2%
All Other Tenants				31,329	54.8%	619,645	47.6%
Vacant				—	—%	328,761	25.2%
Total Office Portfolio				$57,216	100.0%	1,302,107	100.0%

Note: Represents 100% of the consolidated and unconsolidated office portfolios, regardless of our ownership percentage.

Office Portfolio—Diversification by Industry as of December 31, 2025

	Annualized	% of	Rentable
	Rent	Annualized	Square	% of Rentable
Industry	(in thousands)	Rent	Feet	Square Feet
Health Care and Social Assistance	$21,101	36.9%	362,352	27.9%
Professional, Scientific, and Technical Services	7,109	12.4%	135,183	10.5%
Finance and Insurance	6,522	11.4%	62,445	4.8%
Arts, Entertainment, and Recreation	6,512	11.4%	88,457	6.8%
Other Services (except Public Administration)	4,201	7.3%	55,336	4.2%
Public Administration	2,173	3.8%	43,524	3.3%
Real Estate and Rental and Leasing	1,829	3.2%	41,667	3.2%
Retail Trade	1,684	2.9%	38,184	2.9%
Information	1,668	2.9%	30,784	2.4%
Other	4,417	7.8%	115,414	8.8%
Vacant	—	—%	328,761	25.2%
Total Office	$57,216	100.0%	1,302,107	100.0%

Note: Represents 100% of the consolidated and unconsolidated office portfolios, regardless of our ownership percentage.

Office Portfolio—Lease Expiration as of December 31, 2025

	Square Feet	% of Square	Annualized	% of Annualized	Annualized Rent
Year of Lease	of Expiring	Feet	Rent	Rent	Per Occupied
Expiration	Leases	Expiring	(in thousands)	Expiring	Square Foot
2026 (1)	107,814	11.1%	$5,606	9.8%	52.00
2027 (2)	133,710	13.7%	8,814	15.4%	65.92
2028	336,509	34.6%	18,632	32.6%	55.37
2029 (3)	78,428	8.1%	7,215	12.6%	92.00
2030 (4)	129,744	13.3%	6,285	11.0%	48.44
2031 (5)	69,689	7.2%	3,182	5.6%	45.66
2032 (6)	31,993	3.3%	1,681	2.9%	52.54
2033	2,907	0.3%	181	0.3%	62.26
2034	12,383	1.3%	741	1.3%	59.84
Thereafter (7)	70,169	7.1%	4,879	8.5%	69.53
Total Occupied	973,346	100.0%	$57,216	100.0%	$58.78
Vacant	328,761
Total Office	1,302,107

Note: Represents 100% of the consolidated and unconsolidated office portfolios, regardless of our ownership percentage.
(1)Includes 4,193 square feet of month-to-month leases as of December 31, 2025. Includes 178 square feet (less than 0.1% of total portfolio occupied square footage) of leases with tenant-controlled early termination options to terminate prior to 2026.
(2)Includes 924 square feet (approximately 0.1% of total portfolio occupied square footage) of leases with tenant-controlled early termination options to terminate prior to 2027.
(3)Includes 5,864 square feet (approximately 0.6% of total portfolio occupied square footage) of leases with tenant-controlled early termination options to terminate prior to 2029.
(4)Includes 5,154 square feet (approximately 0.5% of total portfolio occupied square footage) of leases with tenant-controlled early termination options to terminate prior to 2030.
(5)Includes 4,654 square feet (approximately 0.5% of total portfolio occupied square footage) of leases with tenant-controlled early termination options to terminate prior to 2031.
(6)Includes 25,845 square feet (approximately 2.7% of total portfolio occupied square footage) of leases with tenant-controlled early termination options to terminate prior to 2032.
(7)Includes 38,801 square feet (approximately 4.0% of total portfolio occupied square footage) of leases with tenant-controlled early termination options to terminate prior to 2037.

Property Indebtedness as of December 31, 2025

	Outstanding			Balance Due
	Principal			At Maturity
	Balance	Interest	Maturity	Date
Property	(in thousands)	Rate	Date	(in thousands)
1 Kaiser Plaza (1)	$97,100	4.14%	7/1/2026	$97,100
Channel House	81,000	SOFR + 3.36%	1/31/2027	81,000
1150 Clay	66,304	6.25%	6/7/2026	66,304
Sheraton Grand Hotel (2)	90,955	SOFR + 4.35%	1/1/2027	90,955
9460 Wilshire Boulevard, 11620 Wilshire Boulevard, 11600 Wilshire Boulevard	105,000	7.41%	1/11/2030	105,000
1910 Sunset Boulevard (3)	23,925	SOFR + 2.95%	3/13/2026	23,925
1915 Park Avenue (3)	6,819	SOFR + 3.11%	12/21/2026	6,819
4750 Wilshire Boulevard (4)	37,901	SOFR + 3.11%	4/1/2026	37,901
3601 S Congress Avenue	31,600	SOFR + 2.95%	4/3/2028	31,600
8944 Lindblade Street	5,000	SOFR + 3.00%	2/14/2027	5,000
Total	$545,604			$545,604

(1)Loan is generally not prepayable prior to April 1, 2026.
(2)Includes three one-year extension options.
(3)CMCT owns 44.2% of these properties through its investment the 1910 Sunset JV. The outstanding principal balance shown here represents 100% of the 1910 Sunset JV’s balance.
(4)CMCT owns 20.0% of the property through its investment in the 4750 Wilshire JV. The outstanding principal balance shown here represents 100% of the 4750 Wilshire JV’s balance.

Item 3. Legal Proceedings
    We are not currently involved in any material pending or threatened legal proceedings nor, to our knowledge, are any material legal proceedings currently threatened against us, other than routine litigation arising in the ordinary course of business. In the normal course of business, we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business. While the outcome of these legal actions and proceedings cannot be predicted with certainty, in management’s opinion, the resolution of these legal proceedings and actions will not have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Marketplace Designation, Sales Price Information and Holders
Shares of our Common Stock trade on Nasdaq, under the ticker symbol “CMCT.”
On March 2, 2026, there were approximately 128 holders of record of our Common Stock, excluding stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers. The closing price of our Common Stock on March 2, 2026 was $2.33 as reported on Nasdaq.
Approximately 96.8% of our Common Stock as of March 2, 2026 was held by stockholders that are not our affiliates.
Holders of our Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by us out of legally available funds. In determining our dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, our financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. There can be no assurance as to the future level of dividends declared by our Board of Directors on our Common Stock, if any. Risks inherent in our ability to pay dividends are further described in “Item 1A—Risk Factors” of this Annual Report on Form 10-K.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2025 with respect to shares of our Common Stock, either under options or in respect of restricted stock awards that may be issued under existing equity compensation plans, all of which have been approved by our stockholders.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of Common Stock remaining available for future issuances under equity compensation plans (all in restricted shares of Common Stock)
Equity incentive plan	—	N/A	227,414
Recent Sales of Unregistered Securities and Use of Proceeds
During the years ended December 31, 2025 and 2024, we redeemed, at our option, 0 and 2,589,606 shares of Series A1 Preferred Stock, respectively, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of the applicable redemption date and, in addition, we redeemed 536,737 and 181,912 shares of Series A1 Preferred Stock at the option of the holders during the years ended December 31, 2025 and 2024, respectively, that were paid in shares of Common Stock, including all accrued and unpaid dividends as of the applicable redemption date (collectively, the “Series A1 In-Kind Redemptions”). The Series A1 In-Kind Redemptions resulted in the aggregate issuance of 1,010,063 and 192,698 shares of Common Stock during the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, we redeemed, at our option, 0 and 2,150,076 shares of Series A Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of the applicable redemption date and, in addition, we redeemed 456,345 and 214,713 shares at the option of the holders during the years ended December 31, 2025 and 2024, respectively, that were paid in shares of Common Stock, including all accrued and unpaid dividends as of the applicable redemption date (collectively, the “Series A In-Kind Redemptions”). The Series A In-Kind Redemptions resulted in the aggregate issuance of 1,177,243 and 175,167 shares of Common Stock, respectively. During the year ended December 31, 2025, we redeemed 4,122 shares of Series D Preferred Stock that were paid in shares of Common Stock, including all accrued and unpaid dividends as of the applicable redemption date (collectively, the “Series D In-Kind Redemptions”). All such redemptions were redeemed at the option of the holders. The Series D In-Kind Redemptions resulted in the aggregate issuance of 11,556 shares of Common Stock.
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
Properties
As of December 31, 2025, our real estate portfolio consisted of 27 assets, all of which were fee-simple properties and five of which we own through investments in Unconsolidated Joint Ventures. Our Unconsolidated Joint Ventures contain one office property, three multifamily properties (one of which has been partially converted from office into multifamily units and is now being classified as a multifamily property) and one commercial development site. As of December 31, 2025, our 12 office properties, totaling approximately 1.3 million rentable square feet, were 74.8% occupied and our one 505-room hotel with an ancillary parking garage, had RevPAR of $152.70 for the year ended December 31, 2025 and our five multifamily properties were 85.3% occupied. Additionally, as of December 31, 2025, we had eight development sites (two of which were being used as parking lots).

Rental Rate Trends
Office Statistics:  The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods (includes 100% of our properties partially owned through Unconsolidated Joint Ventures):

	As of December 31,
	2025	2024
Occupancy (1)	74.8%	70.6%
Annualized rent per occupied square foot (1)(2)	$58.78	$60.48

(1)The information presented in this table represents historical information as of the date indicated without giving effect to any property sales occurring thereafter.
(2)Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail. Total abatements, representing lease incentives in the form of free rent, for the twelve months ended December 31, 2025 and 2024 were approximately $1.6 million and $1.1 million, respectively. Giving effect to abatements, net annualized rent per occupied square foot was $54.90 and $59.93 as of December 31, 2025 and 2024, respectively (See Definitions for more detail).
Over the next four quarters, we expect to see expiring cash rents as set forth in the table below (includes 100% of our properties partially owned through Unconsolidated Joint Ventures):

	For the Three Months Ended
	March 31, 2026	June 30, 2026	September 30, 2026	December 31, 2026
Expiring Cash Rents:
Expiring square feet (1)	20,003	35,226	30,978	21,607
Expiring rent per square foot (2)	$44.49	$56.38	$49.26	$55.77

(1)Month-to-month tenants occupying a total of 4,193 square feet are included in the expiring leases in the first quarter listed.
(2)Represents gross monthly base rent, as of December 31, 2025, under leases expiring during the periods above, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.
During the year ended December 31, 2025, we executed leases with terms longer than 12 months totaling 182,120 square feet. The table below sets forth information on certain of our executed leases during the year ended December 31, 2025, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

			New Cash	Expiring Cash
	Number of	Rentable	Rents per Square	Rents per Square
	Leases (1)	Square Feet	Foot (2)	Foot (2)
Year Ended December 31, 2025	26	93,931	$45.04	$60.51

(1)Based on the number of tenants that signed leases.
(2)Cash rents represent gross monthly base rent, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.
Fluctuations in submarkets, buildings and terms of leases cause large variations in these numbers and make predicting the changes in rent in any specific period difficult. Our rental and occupancy rates are impacted by general economic conditions, including the pace of regional and economic growth, and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re lease space could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or renew dividends on our Common Stock.
Multifamily Statistics:    The following table sets forth occupancy rates and the monthly rent per occupied unit across our multifamily portfolio for the specified periods (includes 100% of our properties partially owned through an Unconsolidated Joint Venture):

	As of December 31,
	2025	2024
Occupancy	85.3%	81.7%
Monthly rent per occupied unit (1)	$2,497	$2,468
______________________
(1)Represents gross monthly base rent under leases commenced as of the specified period, divided by occupied units. This amount reflects total cash rent before concessions. Net of rent concessions granted in the specified period, monthly rent per occupied unit was $2,127 and $2,319 as of December 31, 2025 and 2024, respectively.
Hotel Statistics:  The following table sets forth the occupancy, ADR and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Year Ended
	December 31,
	2025	2024
Occupancy	72.5%	67.2%
ADR	$210.54	$202.26
RevPAR	$152.70	$135.90
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
Lending Segment
Prior to the divestiture described in this paragraph, we were a national lender that primarily originated loans to small businesses. As previously announced on November 12, 2025, the Company and First Western entered into the Membership Interest Purchase Agreement with the Buyer. The Closing occurred on January 21, 2026. At the Closing, pursuant to the Membership Interest Purchase Agreement, and upon the terms and subject to the conditions therein, Buyer purchased from the Company all of the issued and outstanding equity interests of First Western SBLC, LLC for a purchase price of approximately $44.9 million (which is net of the outstanding balance of debt related to the 2023 securitization of certain loan receivables), subject to adjustment. At the Closing and upon giving effect to the payment of other debt, transaction expenses and other matters, the Transactions yielded net cash proceeds to the Company of approximately $31.2 million.

2025 Results of Operations
Net Loss and FFO

	Year Ended
	December 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Total revenues	$116,669	$124,512	$(7,843)	(6.3)%
Total expenses	$152,666	$148,658	$4,008	2.7%
Gain on sale of real estate	$679	$—	$679	N/A
Net loss	$(39,575)	$(25,750)	$(13,825)	53.7%
The Company had a net loss of $39.6 million for the year ended December 31, 2025, representing an increase of $13.8 million compared to a net loss of $25.8 million for the year ended December 31, 2024. The increase was primarily due to a decrease of $7.2 million in segment net operating income (discussed in more detail below in “Summary Segment Results”), an increase in interest expense not allocated to our operating segments of $4.1 million, an increase in impairment of real estate of $3.7 million, and an increase in expense reimbursements to related parties - corporate of $1.2 million. These were partially offset by a decrease in loss on early extinguishment of debt of $1.3 million and a gain on sale of real estate of $679,000 recognized in the current year.
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
The following table sets forth a historical reconciliation of net (loss) attributable to common stockholders to FFO attributable to holders of common stockholders:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net loss attributable to common stockholders (1)	$(61,648)	$(73,343)
Depreciation and amortization	27,081	27,373
Noncontrolling interests’ proportionate share of depreciation and amortization	(233)	(306)
Impairment of real estate	3,692	—
Loss on assets held for sale	298	—
Gain on sale of real estate	(679)	—
FFO attributable to common stockholders (1)	$(31,489)	$(46,276)

(1)During the years ended December 31, 2025 and 2024, we recognized $1.4 million and $17.7 million, respectively, of redeemable preferred stock redemptions. Such amounts are included in, and have the effect of increasing, net loss attributable to common stockholders and decreasing FFO attributable to common stockholders because redeemable preferred stock redemptions are not an adjustment prescribed by NAREIT.
FFO attributable to common stockholders, which is a non-GAAP measure, was $(31.5) million for the year ended December 31, 2025, an increase of $14.8 million compared to $(46.3) million for the year ended December 31, 2024. The increase in FFO was primarily attributable to a decrease in redeemable preferred stock redemptions of $16.3 million, a decrease in redeemable preferred stock dividends of $8.5 million and a decrease in loss on early extinguishment of debt of $1.3 million. These were partially offset by a decrease of $7.2 million in segment net operating income (discussed in more detail below in “Summary Segment Results”) and an increase in interest expense not allocated to our operating segments of $4.1 million.

Summary Segment Results
During the years ended December 31, 2025 and 2024, we operated in four segments: office, hotel and multifamily properties and lending. Set forth and described below are summary segment results for our operating segments.

	Year Ended
	December 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Revenues:
Office	$50,140	$54,283	$(4,143)	(7.6)%
Hotel	$41,341	$39,407	$1,934	4.9%
Multifamily	$15,783	$19,515	$(3,732)	(19.1)%
Lending	$8,960	$10,756	$(1,796)	(16.7)%

Expenses:
Office	$25,804	$27,327	$(1,523)	(5.6)%
Hotel	$29,598	$27,955	$1,643	5.9%
Multifamily	$12,786	$13,715	$(929)	(6.8)%
Lending	$4,838	$7,556	$(2,718)	(36.0)%

Income (Loss) From Unconsolidated Entities
Office	$(254)	$462	$(716)	NM*
Multifamily	$(3,506)	$(1,268)	$(2,238)	NM*

Non-Segment Revenue and Expenses:
Interest and other income	$445	$551	$(106)	(19.2)%
Asset management and other fees to related parties	$(1,356)	$(1,797)	$441	(24.5)%
Expense reimbursements to related parties—corporate	$(3,496)	$(2,281)	$(1,215)	53.3%
Interest expense	$(37,720)	$(33,589)	$(4,131)	12.3%
General and administrative	$(4,434)	$(4,267)	$(167)	3.9%
Transaction-related costs	$(1,475)	$(1,382)	$(93)	6.7%
Depreciation and amortization	$(27,081)	$(27,373)	$292	(1.1)%
Loss on early extinguishment of debt	$(88)	$(1,416)	$1,328	(93.8)%
Impairment of real estate	$(3,692)	$—	$(3,692)	N/A
Loss on assets held for sale	$(298)	$—	$(298)	N/A
Gain on sale of real estate	$679	$—	$679	N/A
Provision for income taxes	$(497)	$(798)	$301	(37.7)%
______________________
(*)Percentage changes in excess of 100% are deemed to be not meaningful (“NM”)
Revenues
Office Revenue:  Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased to $50.1 million for the year ended December 31, 2025 from $54.3 million for the year ended December 31, 2024. The decrease was primarily due to a decrease in rental revenues at office properties in Oakland, California, Los Angeles, California, and San Francisco, California as a result of lower occupancies, partially offset by an increase in rental revenues at office properties in Beverly Hills, California and Austin, Texas as a result of increased occupancy and rental rates.
Hotel Revenue:  Hotel revenue increased to $41.3 million for the year ended December 31, 2025, compared to $39.4 million for the year ended December 31, 2024. The increase was primarily due to an increase in occupancy and average daily rate during the year ended December 31, 2025 as compared to year ended December 31, 2024.

Multifamily Revenue: Multifamily revenue decreased to $15.8 million for the year ended December 31, 2025, compared to $19.5 million for the year ended December 31, 2024. The decrease was primarily attributed to lower occupancy and decreased monthly rent per occupied unit, net of rent concessions during the year ended December 31, 2025 as compared to year ended December 31, 2024.
Lending Revenue:  Lending revenue represents revenue from our lending subsidiaries, including interest income on loans and other loan related fee income. Lending revenue decreased to $9.0 million for the year ended December 31, 2025, compared to $10.8 million for the year ended December 31, 2024. The decrease was primarily due to a decrease in interest income due to loan payoffs and a decrease in interest rates as well as loans funded.
Income (Loss) From Unconsolidated Office Entities: Income from our office Unconsolidated Joint Ventures included in office segment net operating income decreased to a loss of $254,000 for the year ended December 31, 2025, compared to income of $462,000 for the year ended December 31, 2024. The decrease is due to changes in the valuation of investments in real estate at our unconsolidated office entities, which recognized a net unrealized loss during the year ended December 31, 2025, compared to a net unrealized gain during the year ended December 31, 2024.
(Loss) Income From Unconsolidated Multifamily Entity: The loss from our Unconsolidated Joint Venture included in multifamily segment net operating income increased to a loss of $3.5 million for the year ended December 31, 2025, compared to a loss of $1.3 million for the year ended December 31, 2024. The increase is due to changes in the valuation of investments in real estate at our unconsolidated multifamily entities, which recognized a larger unrealized loss during the year ended December 31, 2025, compared to the year ended December 31, 2024.
Interest and Other Income: Interest and other income, which has not been allocated to our operating segments, decreased to $445,000 for the year ended December 31, 2025, compared to $551,000 for the year ended December 31, 2024. The decrease was primarily related to a decrease in interest earned on money market accounts during the year ended December 31, 2025.
Expenses
Office Expenses:  Office expenses decreased to $25.8 million for the year ended December 31, 2025, compared to $27.3 million for the year ended December 31, 2024. The decrease was primarily due to lower operating expenses at an office property in Oakland, California resulting from lower occupancy, as well as lower operating expenses at an office property in Beverly Hills, California as result of property tax refunds received during the year ended December 31, 2025, partially offset by increased property taxes at an office property in Austin, Texas and at an office property in San Francisco, California during the year ended December 31, 2025.
Hotel Expenses:  Hotel expenses were $29.6 million for the year ended December 31, 2025, compared with $28.0 million for the year ended December 31, 2024. The increase is due to increased occupancy during the year ended December 31, 2025 compared to the prior year period.
Multifamily Expenses:  Multifamily expenses decreased to $12.8 million for the year ended December 31, 2025, compared to $13.7 million for the year ended December 31, 2024. The decrease was primarily due to a decrease in real estate tax expense as well as decreases in repairs and maintenance expenses at our multifamily properties during the year ended December 31, 2025 compared to the prior year period.
Lending Expenses:  Lending expenses represent expenses from our lending subsidiaries, including interest expense, general and administrative expenses and fees to related parties. Lending expenses were $4.8 million for the year ended December 31, 2025, compared with $7.6 million for the year ended December 31, 2024. The decrease was primarily due to the reversal of the CECL balance during the year ended December 31, 2025 as a result of the loans receivable portfolio being reclassified as held for sale as of December 31, 2025 in connection with the sale of First Western in January 2026.
Asset Management and Other Fees to Related Parties:  Asset management fees and other fees to related parties, which have not been allocated to our operating segments decreased to $1.4 million for the year ended December 31, 2025, compared to $1.8 million for the year ended December 31, 2024. The decrease was a result of a reduction in asset management fees related to a decrease in our net asset value, primarily resulting from a reduction in the fair value of our investments in real estate as of the end of both 2024 and 2025.
Expense Reimbursements to Related Parties—Corporate: The Administrator receives compensation and/or reimbursement for performing certain services for the Company and its subsidiaries. Expense reimbursements to related parties—corporate were $3.5 million for the year ended December 31, 2025, an increase from $2.3 million for the year ended

December 31, 2024. The increase was primarily due to an increase in expense allocation related to activities at our lending division as well as an increase in legal services.
Interest Expense:  Interest expense, which has not been allocated to our operating segments, increased to $37.7 million for the year ended December 31, 2025, compared to $33.6 million for the year ended December 31, 2024. The increase was primarily attributable to a higher average outstanding principal balance on our debt as a result of new mortgage loans closed during the fourth quarter of 2024 and first and second quarters of 2025, partially offset by paydowns on our 2022 Credit Facility as well as one of our mortgage loans.
General and Administrative Expenses:  General and administrative expenses, which have not been allocated to our operating segments, were $4.4 million for the year ended December 31, 2025, generally consistent with $4.3 million for the year ended December 31, 2024.
Transaction-Related Costs:  Transaction-related costs were $1.5 million for the year ended December 31, 2025, generally consistent with $1.4 million for the year ended December 31, 2024.
Depreciation and Amortization Expense:  Depreciation and amortization expense decreased to $27.1 million for the year ended December 31, 2025, compared to $27.4 million for the year ended December 31, 2024. The decrease was due to a decrease in leasing cost amortization at an office property in Oakland, California as a result of a large lease termination during the third quarter of 2024, partially offset by incremental increases to the depreciable asset base at our hotel property.
Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt of decreased to $88,000 for the year ended December 31, 2025, compared to $1.4 million for the year ended December 31, 2024. The decrease was due to larger amounts that were recognized related to the payoff of the 2022 Credit Facility during year ended December 31, 2024.
Impairment of Real Estate: Impairment of real estate was $3.7 million for the year ended December 31, 2025 due to an impairment charge recognized in connection with an office property in Austin, Texas and a multifamily development site in Oakland, California. No such amounts were incurred during the prior year period.
Gain on Sale of Real Estate: The Company recognized a gain on sale of real estate of $679,000 for the year ended December 31, 2025, resulting from the sale of a land parcel in Oakland, California. There were no dispositions during the year ended December 31, 2024.
Loss on Assets Held For Sale: The Loss on assets held for sale of $298,000 during the year ended December 31, 2025, was related to the reclassification of First Western to held for sale as of December 31, 2025, after which the carrying value of the assets held for sale were written down to be recorded at fair value, less costs to sell, subsequent to the reversal of CECL discussed in Lending Expenses above. There were no assets reclassified as held for sale during the year ended December 31, 2024.
Provision for Income Taxes: Provision for income taxes decreased to $497,000 for the year ended December 31, 2025, compared to $798,000 for the year ended December 31, 2024. The decrease is primarily due to lower taxable income at our taxable REIT subsidiaries during the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Cash Flow Analysis
Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the occupancy and ADR of our hotel, the collectability of rent and recoveries from our tenants, and loan related activity. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities was $5.8 million for the year ended December 31, 2025 as compared to $17.0 million during the same period in 2024. The decrease is primarily due to an increase in net loss adjusted for depreciation and amortization expense and other non-cash items of $11.9 million.
Our cash flows from investing activities are primarily related to property acquisitions and dispositions, expenditures for the development or repositioning of properties, capital expenditures and cash flows associated with loans originated at our lending segment. Net cash used in investing activities was $12.0 million for the year ended December 31, 2025, compared to $22.3 million for the year ended December 31, 2024. The decrease in cash used in investing activities was primarily due to a $2.5 million decrease in capital expenditures, an increase in the receipt of key money of $4.7 million, and a decrease in cash used to fund loans of $3.3 million during the year ended December 31, 2025.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash used in financing activities for the year ended December 31, 2025 was $4.6 million, compared to cash provided by financing activities of $13.9 million for the year ended December 31, 2024. The decrease of $18.5 million was primarily due to a decrease in net proceeds from debt of $17.5 million during year ended December 31, 2025 and a $40.6 million decrease in net proceeds from the issuance of redeemable preferred stock. These were partially offset by a decrease in cash redemptions of redeemable preferred stock of $25.4 million, a decrease in common stock dividends of $5.8 million, a decrease in redeemable preferred stock dividends of $3.6 million, and a decrease in the payment of deferred costs of $1.9 million.
Liquidity and Capital Resources
General
On a short-term basis, our principal demands for funds will be for the acquisition of assets, development or repositioning of properties (as further described below) (including pre-construction costs such as obtaining entitlements and permits and architectural work), or re-leasing of space in existing properties, capital expenditures, paying interest and principal on current and any future debt financings, and paying distributions on our Preferred Stock. We may finance our future activities through one or more of the following methods: (i) offerings of shares of Common Stock, Preferred Stock or other equity and/or debt securities of the Company; (ii) issuances of interests in our operating partnership in exchange for properties; (iii) credit facilities and term loans; (iv) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (v) the sale of existing assets; and/or (vi) cash flows from operations.
Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, or re-leasing of space in existing properties, capital expenditures, paying interest and principal on debt financings, refinancing of indebtedness, paying distributions on our Preferred Stock or any other preferred stock we may issue, any future repurchase of Common Stock and/or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock) and any renewed distributions on our Common Stock. To the extent we decide to proceed with development work on any of our development sites (in addition to those discussed below), we will have increased liquidity needs.
Construction has been substantially completed on the Rooms Renovation Project at our Sheraton Grand Hotel in Sacramento, California, with total costs incurred of $21.2 million as of December 31, 2025. We also started our renovation of Sheraton Grand Hotel’s lobbies and common areas (the “Lobby Renovation Project”) during the third quarter of 2025. The estimated cost for the Lobby Renovation Project is approximately $11.6 million, of which $7.4 million had been incurred as of December 31, 2025. Both the Rooms Renovation Project and Lobby Renovation Project are being funded by a combination of draws on the mortgage loan at the property and key money from the Sheraton Grand Hotel’s franchisor.
From and after September 2024, at our option, we redeemed 2,589,606 and 2,150,076 shares of Series A1 Preferred Stock and Series A Preferred Stock, respectively, in shares of Common Stock and we have paid holder-requested redemptions of 718,649, 671,058, and 4,122 shares of Series A1 Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock respectively, in shares of Common Stock. On or about March 16, 2026, the Company expects to redeem approximately 1,957,023 shares of Series A Preferred Stock, approximately 7,767,609 shares of Series A1 Preferred Stock and approximately 21,760 shares of Series D Preferred Stock in shares of Common Stock (the “March 2026 Redemption”). Other than the March 2026 Redemption, the company does not currently intend to redeem, at the Company’s election, additional Preferred Stock in shares of Common Stock. However, the Company will evaluate redemption requests submitted by holders of its shares of Preferred Stock at the time it receives them and may elect to redeem those Preferred Shares in Common Stock or cash, at the Company’s discretion.
The measures noted above, taken together, are expected to strengthen our balance sheet and improve liquidity. These actions are also intended to better position the Company to take advantage of opportunities that are expected to arise in a recovering real estate market.
We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of our long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. While we will seek to satisfy such needs through one or more of the methods described in this Annual Report on Form 10-K, our ability to take such actions is highly uncertain and cannot be predicted, and could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in “Item 1A—Risk Factors” of this Annual Report on Form 10-K. If we cannot obtain funding for our long-term liquidity needs, our assets may generate lower cash flows or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.

We must meet certain financial and liquidity criteria to maintain the listing of our Common Stock on Nasdaq. If we violate Nasdaq’s listing requirements or fail to meet its listing standards, our Common Stock may be delisted. On November 7, 2024, we received written notice from the Listing Qualifications Department of Nasdaq indicating that we had fallen out of compliance with the Bid Price Requirement. To regain compliance, the closing bid price of our Common Stock had to be a minimum of $1.00 per share for a minimum of ten consecutive business days prior to May 6, 2025. On May 1, 2025, we received a letter from the Nasdaq Listing Qualification Department informing the Company that it had regained compliance with the Bid Price Requirement as of April 30, 2025 due to the price of our Common Stock maintaining a minimum bid price in excess of $1.00 for ten consecutive business days. However, our ability to maintain compliance with the Nasdaq’s listing standards requirements in the future, including the Bid Price Requirement, is not guaranteed. We believe that delisting our Common Stock from Nasdaq could have significant adverse consequences, including a decreased ability to issue additional shares of Common Stock to raise additional financing in the future due to the increased lack of liquidity that would result in our Common Stock due to the factors described in “We may not be able to maintain a listing of our Common Stock on Nasdaq” in “Item 1A—Risk Factors.” In addition, delisting may result in the inability to redeem Preferred Stock when all other criteria for redemption have been met if registration under applicable state securities or “blue sky” laws is not able to be accomplished in a particular state and the cash required for such redemption is not available.
Sources and Uses of Funds
Mortgages
We have mortgage loan agreements with outstanding balances of $477.0 million as of December 31, 2025. Our mortgage loans mature on various dates from June 7, 2026 through January 11, 2030.
In regards to the mortgage payable with a balance of $66.3 million as of December 31, 2025 maturing on June 7, 2026 (the “1150 Clay Mortgage”), the Company executed the final one-year extension option under the mortgage in June 2025. The Company intends to work with the lender in order to refinance the 1150 Clay Mortgage beyond its stated maturity date of June 7, 2026. Although the Company believes it is likely it will be able to refinance the 1150 Clay Mortgage prior to June 7, 2026, there can be no assurance that such refinancing will occur. If the Company and the lender under the 1150 Clay Mortgage cannot agree on an extension of the mortgage and the Company fails to repay the loan in full upon its contractual maturity date, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, take possession of the property.
With regards to the mortgage payable with a balance of $81.0 million as of December 31, 2025 secured by a multifamily property in Oakland, California (the “Channel House Mortgage”), on August 4, 2025 the Company reached an agreement with the lender to extend the maturity date through January 31, 2027 (the “Channel House Mortgage Extension”). In connection with the Channel House Mortgage Extension, the Company made a repayment of $6.0 million under the Channel House Mortgage, reducing it from its previous balance of $87.0 million. Although the Company believes it is likely it will be able to refinance the Channel House Mortgage prior to January 31, 2027, there can be no assurance that such refinancing will occur. If the Company and the lender under the Channel House Mortgage cannot agree on an extension of the mortgage and the Company fails to repay the loan in full upon its contractual maturity date, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, take possession of the property.
In regards to the mortgage payable with a balance of $97.1 million as of December 31, 2025 maturing on July 1, 2026 (the “1 Kaiser Mortgage”), the Company intends to work with the lender in order to refinance the 1 Kaiser Mortgage beyond its stated maturity date of July 1, 2026. Although the Company believes it is likely it will be able to refinance the 1 Kaiser Mortgage prior to July 1, 2026, there can be no assurance that such refinancing will occur. If the Company and the lender under the 1 Kaiser Mortgage cannot agree on an extension of the mortgage and the Company fails to repay the loan in full upon its contractual maturity date, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, take possession of the property.
Revolving Credit Facilities
On April 3, 2025, the Company completed the refinancing of an office property in Austin, Texas and used a portion of the proceeds from such refinancing to repay its then outstanding credit facility (the “2022 Credit Facility”) in full and, in connection with such repayment, the 2022 Credit Facility was terminated.
In June 2025, a subsidiary of the Company, as borrower, entered into an agreement (the “Lending Division Revolving Credit Facility”) with a bank that included a $20.0 million revolving credit facility secured by the unguaranteed portion of certain of such subsidiary’s SBA 7(a) loans receivable and other assets of such subsidiary, subject to a borrowing base calculation, and fully guaranteed by the Company. As previously announced on November 12, 2025, the Company and First Western entered into the Membership Interest Purchase Agreement with the Buyer. The Closing contemplated by the

Membership Interest Purchase Agreement occurred on January 21, 2026. At the Closing, Buyer purchased from the Company all of the issued and outstanding equity interests of First Western SBLC, LLC, and the remaining balance of $10.5 million under the Lending Division Revolving Credit Facility was paid in full, resulting in the termination of the Lending Division
Revolving Credit Facility.
Other Financing Activity
We have junior subordinated notes with a variable interest rate that resets quarterly based on the three-month SOFR plus 3.51%, with quarterly interest‑only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at our option. The aggregate principal balance of the junior subordinated notes was $27.1 million as of December 31, 2025.
Securities Offerings
We conducted a continuous public offering of Series A Preferred Stock from October 2016 through January 2020, where one Series A Preferred Warrant was issued along with each issued share of Series A Preferred Stock. During the tenure of the offering, we issued 4,603,287 Series A Preferred Stock and Series A Preferred Warrants and received aggregate net proceeds of $105.2 million after commissions, fees and allocated costs. As of December 31, 2025, all of the Series A Preferred Warrants had expired.
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
As of December 31, 2025, we had issued 12,040,878 shares of Series A1 Preferred Stock, 8,251,657 shares of Series A Preferred Stock and 56,857 shares of Series D Preferred Stock and received aggregate net proceeds of $459.1 million after commissions, fees and allocated costs.
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
From the date of issuance until the fifth anniversary of the date of issuance, holders of Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock may require us to redeem such shares at a discount to the Series A1 Preferred Stock, Series A Preferred Stated Value and Series D Preferred Stated Value, respectively. From and after the fifth anniversary of the date of original issuance of any share of our Preferred Stock, we generally (subject to certain conditions) have the right (but not the obligation) to redeem, and the holder of such share may require us to redeem, such share at a redemption price equal to 100% of the stated value of such share, plus any accrued but unpaid dividends in respect of such share as of the effective date of the redemption. The redemption price in respect of any share of Preferred Stock, whether redeemed at our option or at the option of a holder, may be paid in cash or in shares of Common Stock in our sole discretion. Through December 31, 2025, we had redeemed 5,151,320 shares of Series A Preferred Stock, 3,491,336 shares of Series A1 Preferred Stock, and 12,532 of Series D Preferred Stock. On or about March 16, 2026, the Company expects to redeem approximately 1,957,023 shares of Series A Preferred Stock, approximately 7,767,609 shares of Series A1 Preferred Stock and approximately 21,760 shares of Series D Preferred Stock (collectively “Preferred Stock”) in shares of Common Stock (the “March 2026 Redemption”). Other than the March 2026 Redemption, the company does not currently intend to redeem, at the Company’s election, additional Preferred Stock in shares of Common Stock. However, the Company will evaluate redemption requests submitted by holders of its shares of Preferred Stock at the time it receives them and may elect to redeem those Preferred Shares in Common Stock or cash, at the Company’s discretion.
Of the 5,151,320 shares of Series A Preferred Stock that have been redeemed, the redemption of 2,330,186 shares of Series A Preferred Stock were paid in cash, 2,313,106 of which were redeemed at the option of the holders and 17,080 of which were redeemed at the option of the Company. As of December 31, 2025, the Company, at its option, redeemed 2,150,076 shares of Series A Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date, and in addition, as of 671,058 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series A In-Kind Redemptions”). The Series A In-Kind Redemptions resulted in the aggregate issuance of 1,352,410 shares of Common Stock.
Of the 3,491,336 shares of Series A1 Preferred Stock that have been redeemed, the redemption of 183,081 shares of Series A1 Preferred Stock were paid in cash (all of which were redeemed at the option of the holders). As of December 31, 2025, the Company, at its option, redeemed 2,589,606 shares of Series A1 Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date, and in addition, as of December 31, 2025, 718,649 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series A1 In-Kind Redemptions”). The Series A1 In-Kind Redemptions resulted in the aggregate issuance of 1,202,761 shares of Common Stock.
Of the 12,532 shares of Series D Preferred Stock that have been redeemed, the redemption of 8,410 shares of Series D Preferred Stock were paid in cash and 4,122 shares of Series D Preferred Stock were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series D In-Kind Redemptions”). All such redemptions were redeemed at the option of the holders. The Series D In-Kind Redemptions resulted in the aggregate issuance of 11,556 shares of Common Stock.
Dividends on Common Stock
Holders of our Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by us out of legally available funds. In determining our dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, our financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. We have not paid dividends on our Common Stock since 2024, and we cannot predict with certainty if or when we may be able to resume paying such dividends on our Common Stock.
Off Balance Sheet Arrangements
As of December 31, 2025, we did not have any off-balance sheet arrangements.
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
FINRA Estimated Per Share Value
We have prepared an estimate of the per share value of each of our Series A Preferred Stock, Series A1 Preferred Stock and Series D Preferred Stock as of December 31, 2025 in order to assist broker-dealers that are participating in our public offering of Series A1 Preferred Stock and broker-dealers that participated in our public offering of Series A Preferred Stock and Series D Preferred Stock in meeting their obligations under applicable FINRA rules. This estimate utilizes the fair values of our investments in real estate and certain lending assets as well as the carrying amounts of our other assets and liabilities, in each case as of December 31, 2025 (the “Calculated Assets and Liabilities”). Specifically, we divided (i) the fair values of our investments in real estate and certain lending assets and the carrying amounts of our other assets less the carrying amounts of our liabilities, in each case as of December 31, 2025, by (ii) the number of shares of Series A Preferred Stock, Series A1 Preferred Stock and Series D Preferred Stock outstanding as of that date. The fair values of our investments in real estate and certain lending assets were determined with material assistance from third-party appraisal firms engaged to value our investments in real estate and certain lending assets, in each case in accordance with standards set forth by the American Institute of Certified Public Accountants. We believe our methodology of determining the Calculated Assets and Liabilities conforms to standard industry practices and is reasonably designed to ensure it is reliable.
The terms of the Series A Preferred Stock, Series A1 Preferred Stock and Series D Preferred Stock expressly provide that the amount that a holder of Series A Preferred Stock, Series A1 Preferred Stock or Series D Preferred Stock, as the case may be, would be entitled to receive upon the redemption of the Series A Preferred Stock, Series A1 Preferred Stock or Series D Preferred Stock, as the case may be, or our liquidation would be equal to the Series A Preferred Stock Stated Value, Series A1 Preferred Stated Value or Series D Preferred Stock Stated Value, as the case may be, plus, in each case, all accumulated, accrued and unpaid dividends thereon (the “Maximum Value”), subject to any applicable redemption fee in the case of a redemption by such holder. As a result, in no event would a holder of Series A Preferred Stock, Series A1 Preferred Stock or Series D Preferred Stock, as the case may be, be entitled to receive an amount greater than the Maximum Value upon the redemption of such shares or our liquidation. Accordingly, although the estimated value of the Series A Preferred Stock, Series A1 Preferred Stock and Series D Preferred Stock, calculated based on the Calculated Assets and Liabilities as described above, exceeded the Maximum Value, we determined that the estimated value of each of the Series A Preferred Stock, the Series A1 Preferred Stock and Series D Preferred Stock, as of December 31, 2025, was equal to $25.00 per share, plus accrued and unpaid dividends.
Dividends
As of December 31, 2025, there were 12,240,878 and 8,749,542 shares of Series A1 Preferred Stock issued and outstanding, respectively, 8,820,338 and 3,669,018 shares of Series A Preferred Stock issued and outstanding, respectively, 56,857 and 44,325 shares of Series D Preferred Stock issued and outstanding, respectively, and 2,699,686 shares of Common Stock issued and outstanding.
Holders of Preferred Stock are entitled to receive, if, as and when authorized by our Board of Directors, and declared by us out of legally available funds, cumulative cash dividends as follows:

Annual Rate of Dividend (as a % of stated value)
Series A1 Preferred Stock (1)	6.00%
Series A Preferred Stock	5.50%
Series D Preferred Stock	5.65%

(1)The terms of the Series A1 Preferred Stock provide for cumulative cash dividends (if, as and when authorized by the Board of Directors) on each share of Series A1 Preferred Stock at a quarterly rate of the greater of (i) an annual rate of 6.00% of the Series A1 Stated Value, divided by four (4) and (ii) the Federal Funds (Effective) Rate on the dividend determination date, plus 2.50%, of the Series A1 Stated Value, divided by four (4), up to a maximum of 2.50% of the

Series A1 Stated Value per quarter. The annual rate of dividend of the Series A1 Preferred Stock during the first quarter of 2026 is 6.39%.
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
Holders of the Company’s Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by the Company out of legally available funds. In determining the Company’s dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, the Company’s financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. We have not paid dividends on our Common Stock since 2024, and we cannot predict with certainty if or when we may be able to resume paying such dividends on our Common Stock.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. As of December 31, 2025 and 2024 (including our variable rate mortgages payable subject to interest rate cap agreements and excluding premiums, discounts, and deferred loan costs), $440.4 million (or 85.6%) and $440.4 million (or 86.1%) of our debt, respectively, was fixed rate borrowings. As of December 31, 2025 and 2024 (excluding debt reclassified as held for sale and excluding our variable rate mortgages payable subject to interest rate cap agreements as well as premiums, discounts and deferred loan costs), $74.1 million (or 14.4%) and $71.3 million (or 13.9%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding as of December 31, 2025 and 2024, a 50 basis point change in SOFR would result in an annual impact to our earnings of approximately $371,000 and $356,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate.
As of December 31, 2025, we had two interest rate cap agreements outstanding with an aggregate notional amount of $172.0 million and an aggregate fair value of the net derivative assets of $3,000. As of December 31, 2025, an increase or decrease of 50 basis points in interest rates would not result in a significant change to the fair value of the derivative asset.
Item 8. Financial Statements and Supplementary Data
The information required by this Item is incorporated herein by reference to the Financial Statements and Auditors’ Report beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by us in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on their assessment, management determined that as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Creative Media & Community Trust Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Creative Media & Community Trust Corporation (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 9, 2026, expressed an unqualified opinion on those financial statements.

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
March 9, 2026

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, in effect at any time during the three months ended December 31, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item regarding our directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in an amendment to this Annual Report on Form 10-K or the Company’s Proxy Statement, which will be filed or delivered to our stockholders in connection with our 2026 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this Annual Report. Such information is incorporated herein by reference. Information relating to the registrant’s Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under “Item 1––Business—Available Information.”
Item 11. Executive Compensation
The information required by this Item will appear in an amendment to this Annual Report on Form 10-K or the Company’s Proxy Statement, which will be filed or delivered to our stockholders in connection with our 2026 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this Annual Report. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item regarding security ownership of certain beneficial owners and management will appear in an amendment to this Annual Report on Form 10-K or the Company’s Proxy Statement, which will be filed or delivered to our stockholders in connection with our 2026 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this Annual Report. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under our equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5—Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will appear in an amendment to this Annual Report on Form 10-K or the Company’s Proxy Statement, which will be filed or delivered to our stockholders in connection with our 2026 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this Annual Report. Such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will appear in an amendment to this Annual Report on Form 10-K or the Company’s Proxy Statement, which will be filed or delivered to our stockholders in connection with our 2026 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this Annual Report. Such information is incorporated herein by reference.

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
2.1
Membership Interest Purchase Agreement, dated as of November 6, 2025, by and among PG FR Holding LLC, Creative Media & Trust Corporation and First Western SBLC, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on January 22, 2026).

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.1(a)	Articles of Amendment (Name Change) (incorporated by reference to Exhibit 3.4 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.1(b)	Articles of Amendment (Reverse Stock Split) (incorporated by reference to Exhibit 3.5 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.1(c)	Articles of Amendment (Par Value Decrease) (incorporated by reference to Exhibit 3.6 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.1(d)	Articles of Amendment (Reverse Stock Split) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2019).
3.1(e)	Articles of Amendment (Par Value Decrease) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2019).
3.1(f)	Articles of Amendment (Name Change) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2022).
3.1(g)	Articles of Amendment (Reverse Stock Split) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2025).
3.1(h)	Articles of Amendment (Par Value Decrease) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2025).
3.1(i)	Articles of Amendment (Reverse Stock Split) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2025).
3.1(j)	Articles of Amendment (Par Value Decrease) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2025).
3.2	Articles Supplementary, designating the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 27, 2016).
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

3.6	Articles Supplementary, designating the Series A1 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2022).
3.7	Bylaws of Creative Media & Community Trust Corporation (incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2022).

4.1	Description of Securities of Creative Media & Community Trust Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2025).
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

10.39
Fifth Modification Agreement, dated as of March 25, 2025, by and among certain wholly owned subsidiaries of Creative Media & Community Trust Corporation, each Lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 2, 2025).

10.40
Loan Agreement, dated as of April 3, 2025, by and among certain subsidiary borrowers of Creative Media & Community Trust Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on April 9, 2025).

10.41
Guaranty Agreement, dated as of April 3, 2025, by and between Creative Media & Community Trust Corporation for the benefit of Comerica Bank (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on April 9, 2025).

10.42
Environmental Indemnity Agreement, dated as of April 3, 2025, by certain subsidiary borrowers of Creative Media & Community Trust Corporation and Creative Media & Community Trust Corporation for the benefit of Comerica Bank (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the SEC on April 9, 2025).

10.43
Sixth Amendment to Lease Agreement, dated as of March 1, 2025, by and between CIM/Oakland 1 Kaiser Plaza, LP and Kaiser Foundation Health Plan, Inc (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 9, 2025).

10.44
Confidential Separation Agreement and General Mutual Release of All Claims, dated as of November 6, 2025, by and among CIM SBA Staffing, LLC, Creative Media & Community Trust Corporation (f/k/a PMC Commercial Trust and CIM Commercial Trust), CIM Group, L.P. and Barry N. Berlin (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on November 12, 2025).

19.1	Insider Trading Policy, dated December 17, 2024 (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 7, 2025).
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Deloitte & Touche, LLP.
*24.1	Powers of Attorney (included on signature page).
*31.1	Section 302 Officer Certification-Chief Executive Officer.
*31.2	Section 302 Officer Certification-Chief Financial Officer.
*32.1	Section 906 Officer Certification-Chief Executive Officer.
*32.2	Section 906 Officer Certification-Chief Financial Officer.
97.1	Creative Media & Community Trust Corporation Clawback Policy dated October 31, 2023 (incorporated by reference to Exhibit 97.1 to the Registrant's Form 10-K filed with the SEC on March 29, 2024).

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

Creative Media & Community Trust Corporation

Dated:	March 9, 2026	By:	/s/ DAVID THOMPSON
David Thompson
Chief Executive Officer

Dated:	March 9, 2026	By:	/s/ BRANDON HILL
Brandon Hill
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

Signature	Title	Date

/s/ David Thompson	Chief Executive Officer (Principal Executive	March 9, 2026
David Thompson	Officer)

/s/ Brandon Hill	Chief Financial Officer (Principal Financial	March 9, 2026
Brandon Hill	Officer and Principal Accounting Officer)

/s/ Douglas Bech	Director	March 9, 2026
Douglas Bech

/s/ John Hope Bryant	Director	March 9, 2026
John Hope Bryant

/s/ Marcie L. Edwards	Director	March 9, 2026
Marcie L. Edwards

/s/ Shaul Kuba	Director	March 9, 2026
Shaul Kuba

/s/ Richard Ressler	Director	March 9, 2026
Richard Ressler

/s/ Avraham Shemesh	Director	March 9, 2026
Avraham Shemesh

/s/ Elaine Wong	Director	March 9, 2026
Elaine Wong

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Creative Media & Community Trust Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Creative Media & Community Trust Corporation (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2026 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Investments in Real Estate – Evaluation of Impairment and Undiscounted Cash Flows – Refer to Note 2 to the consolidated financial statements

Critical Audit Matter Description

The Company monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. When events or changes in circumstances are present, the Company evaluates its real estate assets for impairment by comparing the undiscounted cash flows expected to be generated by the assets to the respective carrying amount. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets.

For those real estate assets where indications of impairment have been identified, the Company makes significant assumptions to determine whether the undiscounted cash flows exceed the carrying amount of the assets. Assumptions used for the undiscounted cash flows include rental rates, growth rates, estimated holding periods, and terminal capitalization rates.

We identified the process for evaluating real estate impairment and certain assumptions used for the undiscounted cash flows of the real estate assets as a critical audit matter because (1) management makes significant assumptions when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of real estate assets may not be recoverable and (2) for those real estate assets where indications of impairment have been identified, management makes significant assumptions related to certain inputs in the undiscounted cash flow models, including rental rates, growth rates, estimated holding periods, and terminal capitalization rates. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists, when performing audit procedures to evaluate (1) whether management appropriately identified indications of impairment and (2) the reasonableness of management’s assumptions used within the undiscounted cash flow models.

How the Critical Audit Matter Was Addressed in the Audit

•We tested the effectiveness of controls over (1) management’s identification of circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable and (2) the undiscounted cash flow models, including review of significant assumptions.

•We evaluated the accuracy, relevance, and completeness of changes in circumstances that could indicate the carrying amounts of real estate assets may not be recoverable.

•We performed corroborating inquiries with management, including property accounting, leasing and portfolio oversight to determine whether factors were identified in the current period that may be an indication of impairment, and corroborated these inquiries through review of third-party market reports and inspection of meeting minutes of the Board of Directors. In addition, we evaluated whether factors were identified in the current period that may result in a change to assumptions used in the undiscounted cash flow models.

•We selected certain properties to evaluate whether the assumptions used in the Company’s undiscounted cash flow models relating to rental rates, growth rates, estimated holding periods, and terminal capitalization rates were consistent with evidence obtained in other areas of the audit, including actual historical results and external market information.

•With the assistance of fair value specialists, we evaluated certain assumptions included in the undiscounted cash flow models for selected properties, by (1) evaluating the source of information and assumptions used by management (2) comparing the assumptions included in the undiscounted cash flow models to market data and (3) testing the mathematical accuracy of the undiscounted cash flow models.

/s/ Deloitte & Touche LLP

Tempe, Arizona
March 9, 2026

We have served as the Company’s auditor since 2020.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2025	2024
ASSETS
Investments in real estate, net	$698,087	$709,194
Investments in unconsolidated entities	31,095	33,677
Cash and cash equivalents	15,439	20,262
Restricted cash	22,246	32,606
Loans receivable, net (Note 5)	—	56,210
Accounts receivable, net	2,598	4,345
Deferred rent receivable and charges, net	18,692	19,896
Other intangible assets, net	439	3,568
Other assets	4,732	9,797
Assets held for sale, net (Note 5)	65,859	—
TOTAL ASSETS	$859,187	$889,555
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$509,768	$505,732
Accounts payable and accrued expenses	26,979	32,204
Due to related parties	22,819	14,068
Other liabilities	11,406	10,488
Liabilities associated with assets held for sale, net (Note 5)	21,966	—
Total liabilities	592,938	562,492
COMMITMENTS AND CONTINGENCIES (Note 15)
REDEEMABLE PREFERRED STOCK: Series A1 cumulative redeemable preferred stock, $0.001 par value; 24,508,664 and 25,045,401 shares authorized as of December 31, 2025 and December 31, 2024, respectively; no shares issued and outstanding as of December 31, 2025, respectively and 913,630 and 913,590 shares issued and outstanding as of December 31, 2024; liquidation preference of $25.00 per share, subject to adjustment	—	20,799
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 30,848,680 and 31,305,025 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 8,820,338 and 3,669,018 shares issued and outstanding, respectively, as of December 31, 2025 and 8,820,338 and 4,125,363 shares issued and outstanding, respectively, as of December 31, 2024; liquidation preference of $25.00 per share, subject to adjustment	91,906	103,326
Series A1 cumulative redeemable preferred stock, $0.001 par value; 24,508,664 and 25,045,401 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 12,240,878 and 8,749,542 shares issued and outstanding, respectively, as of December 31, 2025 and 11,327,248 and 8,372,689 shares issued and outstanding, respectively, as of December 31, 2024; liquidation preference of $25.00 per share, subject to adjustment	217,451	207,387
Series D cumulative redeemable preferred stock, $0.001 par value; 26,987,468 and 26,991,590 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 56,857 and 44,325 shares issued and outstanding, respectively, as of December 31, 2025 and 56,857 and 48,447 shares issued and outstanding, respectively, as of December 31, 2024; liquidation preference of $25.00 per share, subject to adjustment	1,089	1,190
Common stock, $0.001 par value; 900,000,000 shares authorized; 2,699,686 shares issued and outstanding as of December 31, 2025 and 466,180 shares issued and outstanding as of December 31, 2024	3	119
Additional paid-in capital	1,019,044	994,973
Distributions in excess of earnings	(1,064,132)	(1,002,479)
Total stockholders’ equity	265,361	304,516
Noncontrolling interests	888	1,748
Total equity	266,249	306,264
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$859,187	$889,555
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
REVENUES:
Rental and other property income	$65,431	$72,266
Hotel income	39,642	37,679
Interest and other income	11,596	14,567
Total Revenues	116,669	124,512
EXPENSES:
Rental and other property operating	67,043	67,962
Asset management and other fees to related parties	1,356	1,797
Expense reimbursements to related parties—corporate	3,496	2,281
Expense reimbursements to related parties—lending segment	2,591	2,571
Interest	40,191	36,872
General and administrative	5,355	7,004
Transaction-related costs	1,475	1,382
Depreciation and amortization	27,081	27,373
Loss on early extinguishment of debt (Note 7)	88	1,416
Impairment of real estate (Note 3)	3,692	—
Loss on assets held for sale (Note 5)	298	—
Total Expenses	152,666	148,658
Loss from unconsolidated entities	(3,760)	(806)
Gain on sale of real estate (Note 3)	679	—
LOSS BEFORE PROVISION FOR INCOME TAXES	(39,078)	(24,952)
Provision for income taxes	497	798
NET LOSS	(39,575)	(25,750)
Net loss attributable to noncontrolling interests	573	575
NET LOSS ATTRIBUTABLE TO THE COMPANY	(39,002)	(25,175)
Redeemable preferred stock dividends declared or accumulated (Note 11)	(21,207)	(29,686)
Redeemable preferred stock deemed dividends (Note 11)	—	(755)
Redeemable preferred stock redemptions (Note 11)	(1,439)	(17,727)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(61,648)	$(73,343)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$(67.08)	$(431.43)
Diluted	$(67.08)	$(431.43)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	919	170
Diluted	919	170

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts)

	Years Ended December 31, 2025 and 2024
	Common Stock		Preferred Stock
					Additional	Distributions	Total	Non-
		Par		Par	Paid - in	in Excess	Stockholders’	controlling	Total
	Shares	Value	Shares	Value	Capital	of Earnings	Equity	Interests	Equity
Balances, December 31, 2023	91,146	$23	17,858,629	$443,829	$852,476	$(921,925)	$374,403	$2,366	$376,769
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(43)	(43)
Stock based compensation expense	431	—	—	—	220	—	220	—	220
Common dividends ($1.70 per share)	—	—	—	—	—	(3,874)	(3,874)	—	(3,874)
Common dividends - stock dividend	6,738	3	—	—	3,336	(3,339)	—	—	—
Issuance of Series A1 Preferred Stock	—	—	853,879	21,246	(2,180)	—	19,066	—	19,066
Redemption of Series A1 Preferred Stock paid in cash	—	—	(88,015)	(2,177)	191	(57)	(2,043)	—	(2,043)
Redemption of Series A1 Preferred Stock paid in Common Stock	192,698	48	(2,771,518)	(68,617)	74,793	(8,372)	(2,148)	—	(2,148)
Dividends to holders of A1 Preferred Stock ($1.958 per share)	—	—	—	—	—	(21,059)	(21,059)	—	(21,059)
Dividends to holders of Series D Preferred Stock ($1.413 per share)	—	—	—	—	—	(68)	(68)	—	(68)
Redeemable preferred stock accretion	—	—	—	—	—	(755)	(755)	—	(755)
Redemption of Series A Preferred Stock paid in cash	—	—	(941,687)	(23,501)	2,015	(1,793)	(23,279)	—	(23,279)
Redemption of Series A Preferred Stock paid in Common Stock	175,167	45	(2,364,789)	(58,877)	64,122	(7,503)	(2,213)	—	(2,213)
Dividends to holders of Series A Preferred Stock ($1.375 per share)	—	—	—	—	—	(8,559)	(8,559)	—	(8,559)
Net loss	—	—	—	—	—	(25,175)	(25,175)	(575)	(25,750)
Balances, December 31, 2024	466,180	$119	12,546,499	$311,903	$994,973	$(1,002,479)	$304,516	$1,748	$306,264

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Continued)
(In thousands, except share and per share amounts)

	Years Ended December 31, 2025 and 2024
	Common Stock		Preferred Stock
					Additional	Distributions	Total	Non-
		Par		Par	Paid - in	in Excess	Stockholders’	controlling	Total
	Shares	Value	Shares	Value	Capital	of Earnings	Equity	Interests	Equity
Balances, December 31, 2024	466,180	$119	12,546,499	$311,903	$994,973	$(1,002,479)	$304,516	$1,748	$306,264
Contributions to noncontrolling interests	—	—	—	—	—	—	—	8	8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(295)	(295)
Stock based compensation expense	34,644	2	—	—	220	—	222	—	222
Par value adjustment	—	(126)	—	—	126	—	—	—	—
Reclassification of Series A1 Preferred Stock to Permanent Equity	—	—	913,590	23,385	(2,588)	—	20,797	—	20,797
Redemption of Series A1 Preferred Stock paid in Common Stock	1,010,063	5	(536,737)	(13,321)	13,768	(620)	(168)	—	(168)
Dividends to holders of A1 Preferred Stock ($1.723 per share)	—	—	—	—	—	(15,650)	(15,650)	—	(15,650)
Redemption of Series D Preferred Stock	11,556	—	(4,122)	(101)	3	(4)	(102)	—	(102)
Dividends to holders of Series D Preferred Stock ($1.413 per share)	—	—	—	—	—	(68)	(68)	—	(68)
Redemption of Series A Preferred Stock paid in Common Stock	1,177,243	3	(456,345)	(11,420)	12,542	(817)	308	—	308
Dividends to holders of Series A Preferred Stock ($1.375 per share)	—	—	—	—	—	(5,492)	(5,492)	—	(5,492)
Net loss	—	—	—	—	—	(39,002)	(39,002)	(573)	(39,575)
Balances, December 31, 2025	2,699,686	$3	12,462,885	$310,446	$1,019,044	$(1,064,132)	$265,361	$888	$266,249
(Continued)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,575)	$(25,750)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	27,199	27,732
Loss (gain) on interest rate caps	149	(463)
Gain on sale of real estate	(679)	—
Impairment of real estate	3,692	—
Loss on early extinguishment of debt	88	1,416
Loss on assets held for sale	298	—
Amortization of deferred debt origination costs	2,845	2,134
Amortization of premiums and discounts on debt	103	24
Unrealized premium adjustment	557	1,019
Amortization of deferred costs and accretion of fees on loans receivable, net	(344)	(249)
(Recoveries) write-offs of uncollectible receivables	(1,515)	1,263
Write-off of other deferred costs	—	491
Deferred income taxes	(137)	(36)
Stock-based compensation	220	220
Loss from unconsolidated entities	3,760	806
Loans funded, held for sale to secondary market	(18,655)	(30,191)
Proceeds from sale of guaranteed loans	19,133	28,760
Principal collected on loans subject to secured borrowings	51	1,646
Commitment fees remitted and other operating activity	(421)	(806)
Changes in operating assets and liabilities:
Accounts receivable	597	91
Other assets	2,607	4,670
Accounts payable and accrued expenses	1,482	(2,023)
Deferred leasing costs	(2,799)	(1,840)
Other liabilities	(1,619)	(2,493)
Due to related parties	8,751	10,605
Net cash provided by operating activities	5,788	17,026
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,786)	(23,262)
Receipt of deferred key money	4,713	—
Investment in unconsolidated entity	(1,208)	(2,263)
Return of investment from unconsolidated entity	30	1,285
Proceeds from sale of real estate, net	1,161	1,096
Loans funded	(6,218)	(10,064)
Principal collected on loans	10,328	10,838
Other investing activity	—	82
Net cash used in investing activities	(11,980)	(22,288)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of revolving credit facilities, mortgages payable, term notes and principal on SBA 7(a) loan-backed notes	(34,995)	(171,767)
Proceeds from revolving credit facilities, term notes and mortgages	55,504	209,746
Payment of principal on secured borrowings	(52)	(1,646)
Payment of deferred preferred stock offering costs	—	(1,586)
Payment of deferred costs	(2,614)	(4,489)
Payment of common dividends	—	(5,811)
Net proceeds from issuance of Preferred Stock	(165)	40,445
Payment of preferred stock dividends	(21,959)	(25,574)
Redemption of Preferred Stock	—	(25,373)
Noncontrolling interests’ distributions	(295)	(43)
Noncontrolling interests’ contributions	8	—
Net cash (used in) provided by financing activities	(4,568)	13,902
Decrease in cash balances included in assets held for sale	(4,423)	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(15,183)	8,640
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	52,868	44,228
End of period	$37,685	$52,868
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$15,439	$20,262
Restricted cash	22,246	32,606
Total cash and cash equivalents and restricted cash	$37,685	$52,868
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$36,407	$34,874
Federal income taxes paid	$384	$845
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures, tenant improvements and real estate developments	$4,747	$7,569
Other amounts due from Unconsolidated Joint Venture partners included in other assets	$396	$396
Accrued deferred debt origination costs	$362	$425
Accrual of dividends payable to preferred stockholders	$5,012	$5,976
Preferred stock offering costs offset against redeemable preferred stock	$—	$1,420
Reclassification of Series A Preferred Stock from temporary equity to permanent equity	$20,799	$—
Write-off of preferred stock deferred offering costs	$—	$4,966
Redeemable preferred stock deemed dividends	$—	$755
Accrued Redeemable Preferred Stock fees	$203	$186

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024

1. ORGANIZATION AND OPERATIONS
Creative Media & Community Trust Corporation (the “Company”) is a Maryland corporation and real estate investment trust (“REIT”). The Company primarily acquires, develops, owns and operates both premier multifamily properties situated in vibrant communities throughout the United States and Class A and creative office real assets in markets with similar business and employment characteristics to its multifamily investments. The Company also owns one hotel in northern California. The Company seeks to apply the expertise of CIM Group Management, LLC (“CIM Group”) and its affiliates to the acquisition, development and operation of premier multifamily properties and creative office assets that cater to rapidly growing industries such as technology, media and entertainment in vibrant and emerging communities throughout the United States.
The Company’s common stock, $0.001 par value per share (“Common Stock”), is currently traded on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “CMCT.” On August 15, 2025, the Company voluntarily delisted its Common Stock from the Tel Aviv Stock Exchange, where it had previously been listed under the ticker symbol “CMCT.”
On January 6, 2025, the Company effected a 1-for-10 reverse stock split on its Common Stock, and on April 15, 2025, the Company effected a 1-for-25 reverse stock split on its Common Stock (collectively, the “Reverse Stock Splits”). Unless otherwise specified, all Common Stock and per share of Common Stock amounts set forth in this Annual Report on Form 10-K have been adjusted to give retroactive effect to the Reverse Stock Splits.
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
Any references to building square footage or number of multifamily units set forth in the financial statements are unaudited.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).
Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In determining whether the Company has controlling interests in an entity and the requirement to consolidate the accounts in that entity, the Company analyzes its investments in real estate in accordance with standards set forth in GAAP to determine whether they are variable interest entities (“VIEs”), and if so, whether the Company is the primary beneficiary. The Company’s judgment with respect to its level of influence or control over an entity and whether the Company is the primary beneficiary of a VIE involves consideration of various factors, including the form of the Company’s ownership interest, the Company’s voting interest, the size of the Company’s investment (including loans), and the Company’s ability to participate in major policy-making decisions. The Company’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in real estate on the Company’s consolidated financial statements. As of December 31, 2025, the Company has determined that the trust formed for the benefit of the note holders (the “Trust”) for the securitization of the unguaranteed portion of certain of the Company’s SBA 7(a) loans receivable is considered a VIE. Applying the consolidation requirements for VIEs, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits. In addition, as of December 31, 2025, the Company has determined that its Unconsolidated Joint Ventures (as defined below) are considered VIEs. Applying the consolidation requirements for VIEs, the Company determined that it is not the primary beneficiary based on its lack of power to direct activities and its obligations to

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
absorb losses and right to receive benefits. Therefore, the Unconsolidated Joint Ventures do not qualify for consolidation. The Company accounts for its investments in Unconsolidated Joint Ventures as equity method investments.
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
Recoverability of Investments in Real Estate—The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Investments in real estate are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the asset. The Company recognized impairments of long-lived assets of $3.7 million during the year ended December 31, 2025. No impairment of long-lived assets was recognized during the year ended December 31, 2024 (Note 3).
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
Restricted Cash—The Company’s mortgage loan and hotel management agreements provide for depositing cash into restricted accounts reserved for capital expenditures, free rent, tenant improvement and leasing commission obligations. Restricted cash at the lending division, which had been reclassified as held for sale as of December 31, 2025 in connection with

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
sale of the lending division (“First Western”) in January 2026, also included cash required to be segregated in connection with certain of the Company’s loans receivable and with its SBA 7(a) loan-backed notes.
Key Money—Key money received in connection with the hotel management agreement which the Company has entered into with the franchisor of its hotel property in Sacramento, California (the “Sheraton Management Agreement”) following the completion of specific capital projects is deferred and amortized over the 30-year term of the agreement. Deferred key money is classified as deferred income and recorded in other liabilities in the Company’s accompanying consolidated balance sheet and amortized as an offset to management fees paid to the franchisor under the Sheraton Management Agreement. As of December 31, 2025, deferred key money of $4.7 million was presented net of accumulated amortization of $48,000. No deferred key money had been recorded as of December 31, 2024.
Loans Receivable—The Company’s loans receivable were carried at their unamortized principal balance less unamortized acquisition discounts and premiums, retained loan discounts and reserves for expected credit losses. Acquisition discounts or premiums, origination fees and retained loan discounts were amortized as a component of interest and other income using the effective interest method over the expected life of the respective loans, or on a straight-line basis when it approximates the effective interest method. All loans were originated pursuant to programs sponsored by the Small Business Administration (the “SBA”) under the SBA 7(a) Small Business Loan Program (the “SBA 7(a) Program”).
Pursuant to the SBA 7(a) Program, prior to the sale of our lending business in January 2026, the Company sold the portion of the loan that is guaranteed by the SBA. Upon sale of the SBA guaranteed portion of the loans, which were accounted for as sales, the unguaranteed portion of the loan retained by the Company was recorded at fair value and a discount is recorded as a reduction in basis of the retained portion of the loan. Unamortized retained loan discounts were $6.9 million and $7.9 million as of December 31, 2025 and 2024, respectively.
A loan receivable was generally classified as non-accrual (a “Non-Accrual Loan”) if (i) it is past due as to payment of principal or interest for a period of 60 days or more, (ii) any portion of the loan is classified as doubtful or is charged-off or (iii) the repayment in full of the principal and/or interest is in doubt. Generally, loans were charged-off when management determines that the Company will be unable to collect any remaining amounts due under the loan agreement, either through liquidation of collateral or other means. Interest income, included in interest and other income, on a Non-Accrual Loan were recognized on the cost recovery basis.
All loans receivable were reclassified as held for sale as of December 31, 2025.
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
As of December 31, 2025, the Company had a no remaining CECL balance, following the reversal of $2.6 million of CECL related to the Company’s loans being reclassifed as held for sale during the year ended December 31, 2025 in connection with the sale of First Western. As of December 31, 2024, the Company had a total CECL of $2.0 million.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
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
As of December 31, 2025 and 2024, deferred rent receivable and charges, net consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Deferred rent receivable	$10,850	$12,931
Deferred leasing costs, net of accumulated amortization of $5,749 and $11,870, respectively	7,137	6,351
Deferred financing costs, net of accumulated amortization of $112 and $2,654, respectively	705	614
Deferred rent receivable and charges, net	$18,692	$19,896
Noncontrolling Interests—Noncontrolling interests represent the interests in various properties owned by third parties.
Redeemable Preferred Stock—Beginning on the date of original issuance of any given shares of Series A1 Preferred Stock, par value $0.001 per share (“Series A1 Preferred Stock”), with an initial stated value of $25.00 per share, subject to adjustment (the “Series A1 Preferred Stock Stated Value”), Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) with an initial stated value of $25.00 per share, subject to adjustment (the “Series A Preferred Stock Stated Value”), or Series D Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), with an initial stated value of $25.00 per share, subject to adjustment (the “Series D Preferred Stock Stated Value”), the holder of such shares has the right to require the Company to redeem such shares, subject to certain limitations as discussed in Note 11. The Company records the activity related to the Series A1 Preferred Stock (for issuances prior to June 2024), Series A Preferred Stock, Series A Preferred Warrants and Series D Preferred Stock in permanent equity. With respect to shares of Series A1 Preferred Stock issued from June 2024 through September 2024, in the event a holder of Series A1 Preferred Stock requests redemption of such shares and such redemption takes place prior to the first anniversary of the date of original issuance, the Company is required to pay such redemption in cash. As a result, beginning from June 2024 through September 2024, the Company recorded issuances of Series A1 Preferred Stock in temporary equity. With respect to shares of Series A1 Preferred Stock issued from June 2024 through September 2024, on the first anniversary of the date of original issuance of each particular share of Series A1 Preferred Stock the Company reclassified such share of Series A1 Preferred Stock from temporary equity to permanent equity as the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapsed on the first anniversary date.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
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
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases when collectability is probable and the tenant has taken possession or controls the physical use of the leased asset. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as an incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. As of December 31, 2025 and 2024, lease incentives of $1.3 million and $3.9 million, respectively, are presented net of accumulated amortization of $1.1 million and $3.6 million, respectively.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
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
For the years ended December 31, 2025 and 2024, the Company recognized rental income as follows (in thousands):

	Year Ended December 31,
	2025	2024
Rental and other property income
Fixed lease payments (1)	$56,047	$62,322
Variable lease payments (2)	9,384	9,944
Rental and other property income	$65,431	$72,266

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
Collectability of Future Lease Payments
The Company continually reviews whether collection of future lease payments, including any straight-line rent, and current and future operating expense reimbursements from tenants is probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of future lease payments is not probable, the Company will record a reduction to rental and other property income and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of future lease payments is based on the best information available at the time of estimate. The Company does not use a general reserve approach. As of December 31, 2025 and 2024, the Company had identified certain tenants where collection was no longer considered probable and decreased outstanding receivables by $371,000 and $640,000, respectively.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
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
The Company presents hotel revenues net of sales, occupancy, and other taxes.
Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 18 (in thousands):

	Year Ended December 31,
	2025	2024
Hotel properties
Hotel income	$39,642	$37,679
Rental and other property income	1,622	1,344
Interest and other income	76	384
Hotel revenues	$41,341	$39,407
Tenant recoveries outside of the lease agreements
Tenant recoveries outside of the lease agreements are related to construction projects in which the Company’s tenants have agreed to fully reimburse the Company for all costs related to construction. These services include architectural, permit expediter and construction services. At inception of the contract with the customer, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate. While these individual services are distinct, in the context of the arrangement with the customer, all of these services are bundled together and represent a single package of construction services requested by the customer. The Company satisfies its performance obligation and recognizes revenues associated with these services over time as the construction is completed. No such amounts were recognized for tenant recoveries outside of the lease agreements for the years ended December 31, 2025 and 2024. As of December 31, 2025, there were no remaining performance obligations associated with tenant recoveries outside of the lease agreements.
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
Earnings per Share (“EPS”)—Basic EPS is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding for the period. Net income attributable to common stockholders includes a deduction for dividends due to preferred stockholders. Diluted EPS is computed by dividing net income attributable to common stockholders by the weighted average number of shares of Common Stock outstanding adjusted for the dilutive effect, if any, of securities such as stock-based compensation awards, preferred stock, including the Series A1 Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock, whose redemption is payable in shares of Common Stock or cash, at the discretion of the Company. The dilutive effect of stock-based compensation awards is reflected in the weighted average diluted shares calculation by application of the treasury stock method. The dilutive effect of preferred stock, including the Series A1 Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock, whose redemption is payable in shares of Common Stock or cash, at the discretion of the Company, is reflected in the weighted average diluted shares calculation by application of the if-converted method.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
Distributions—Distributions on the Company’s Series A1 Preferred Stock, Series A Preferred Stock, Series D Preferred Stock, and Common Stock are recorded when they are authorized by its Board of Directors and declared by the Company.
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
Assets held for sale are recorded at the lower of cost or estimated fair value less cost to sell. In addition, if the Company were to determine that the asset disposal associated with assets held for sale or disposed of represents a strategic shift that has or will have a major effect on the Company’s operations and financial results, the revenues, expenses and net gain (loss) on dispositions would be recorded in discontinued operations for all periods presented through the date of the applicable disposition.
As of December 31, 2025, the Company had reclassifed the assets and liabilities of First Western as held for sale.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
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
Segment Information—Segment information is prepared on the same basis that the Company’s management reviews information for operational decision-making purposes. The Company’s reportable segments for the years ended December 31, 2025 and 2024 consist of three types of commercial real estate properties, namely office, hotel and multifamily, as well as a segment for the Company’s lending business. As previously disclosed, we completed the sale of our lending business on January 21, 2026, and, as a result, our lending business will cease to be one of our reportable segments in future periods. The products for the Company’s office segment primarily include rental of office space and other tenant services, including tenant reimbursements, parking, and storage space rental. The products for the Company’s multifamily segment primarily include revenues generated from residential and other lease income. The products for the Company’s hotel segment include revenues generated from the operations of hotel properties and rental income generated from a garage located directly across the street from the hotel. The income from the Company’s lending segment includes premium income recognized from the sale of the government guaranteed portion of loans receivable, income from the yield on its loans receivable and other related fee income earned on its loans receivable.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”). ASU 2023-09 enhances annual income tax disclosures by requiring additional disaggregation of information in the effective tax rate reconciliation and regarding income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2026, and early adoption is permitted. The adoption of ASU No. 2023-09 has not impacted the Company’s financial statements but has resulted in incremental disclosures, which are included within Note 16 — Income Taxes.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
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
3. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following:

	December 31,
	2025	2024
	(in thousands)
Land	$172,614	$175,682
Land improvements	5,595	5,863
Buildings and improvements	652,102	636,525
Furniture, fixtures, and equipment	19,702	12,844
Tenant improvements	24,832	26,942
Work in progress	18,631	36,929
Investments in real estate	893,476	894,785
Accumulated depreciation	(195,389)	(185,591)
Net investments in real estate	$698,087	$709,194
For the years ended December 31, 2025 and 2024, the Company recorded depreciation expense of $24.9 million and $24.9 million, respectively.
Impairment—The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate that the carrying value of certain of its investments in real estate may not be recoverable. See Note 2 for a discussion of the Company’s accounting policies regarding impairment of investments in real estate.
During the year ended December 31, 2025, one office property in Austin, Texas was deemed to be impaired, with its carrying value of $2.1 million being reduced to an estimated fair value of $1.9 million, and one multifamily development site, currently being operated as a parking lot, in Oakland, California was deemed to be impaired, with its carrying value of $14.7 million being reduced to an estimated fair value $11.2 million, collectively resulting in impairment charges of $3.7 million during the year ended December 31, 2025. The Company recorded no impairment charges during the year ended December 31, 2024. See Note 2 for a discussion of the Company’s policies regarding impairment of real estate assets.
See Note 13 for a further discussion regarding these impairment charges during the year ended December 31, 2025.
2025 Transactions—In July 2025, the Company sold a vacant land parcel adjacent to its multifamily property at 1150 Clay Street in Oakland, California (“1150 Clay”). The Company received proceeds of $1.2 million, net of transaction costs of $89,000, and recorded a gain on the sale of $679,000 during the year ended December 31, 2025. In connection with the sale, the Company used a portion of the proceeds to make a repayment of $696,000 under the mortgage loan at 1150 Clay.
2024 Transactions—There were no acquisitions or dispositions during the year ended December 31, 2024.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
4. INVESTMENT IN UNCONSOLIDATED ENTITIES
The following table details the Company’s equity method investments in the Unconsolidated Joint Ventures. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (dollars in thousands):

				Ownership Interest	Carrying Value
Joint Venture	Asset Type	Location	Date of Acquisition	December 31, 2025	December 31, 2025	December 31, 2024
1910 Sunset Boulevard (1)	Office / Multifamily	Los Angeles, CA	February 11, 2022	44.2%	$12,941	$12,898
4750 Wilshire Boulevard (2)	Multifamily / Office	Los Angeles, CA	February 17, 2023	20.0%	5,368	8,622
1902 Park Avenue (3)	Multifamily	Los Angeles, CA	February 28, 2023	25.5%	5,866	5,730
1015 N Mansfield Avenue (4)	Office (Development)	Los Angeles, CA	October 10, 2023	28.8%	6,920	6,427
Total investments in unconsolidated entities					$31,095	$33,677
______________________
(1)1910 Sunset Boulevard is an office building with 105,064 square feet of office space and 2,760 square feet of retail space. The 1910 Sunset JV (defined below) has completed construction on its 1915 Park Project (defined below) to build 36 multifamily units on the 1915 Park Avenue land parcel adjacent to the office building.
(2)4750 Wilshire Boulevard is a three-story office building with 30,335 square feet of office space located on the first floor. The remainder of the building was substantially converted into 68 for-lease multifamily units in September 2024.
(3)1902 Park Avenue is a 76-unit four-story multifamily building.
(4)1015 N Mansfield Avenue is an office building with a 44,141 square foot site area and a parking garage. The site is being evaluated for different development options, including creative office or other commercial space. As of December 31, 2025, this property was in pre-development phase and the Company has not finalized the formal development plan for the property.
1910 Sunset Boulevard— In February 2022, the Company invested in an Unconsolidated Joint Venture (the “1910 Sunset JV”) with a CIM-managed separate account (the “1910 Sunset JV Partner”) to purchase an office property located at 1910 Sunset Boulevard in Los Angeles, California (the “1910 Sunset Office Building”) along with an adjacent vacant land parcel located at 1915 Park Avenue, for a gross purchase price of approximately $51.0 million, of which the Company initially contributed approximately $22.4 million and the 1910 Sunset JV Partner initially contributed the remaining balance. In September 2022, the 1910 Sunset JV obtained financing through a mortgage loan of $23.9 million secured by the office property (the “1910 Sunset Mortgage Loan”). The Company provided a limited guarantee to the lender under the 1910 Sunset Mortgage Loan.
As of December 31, 2025, the 1910 Sunset JV completed its project to build 36 multifamily units on the 1915 Park Avenue land parcel adjacent to the office building (the “1915 Park Project”) and began leasing during the fourth quarter. The 1910 Sunset JV financed the project through a combination of cash from operations at its office property, additional equity contributions from existing investors, and proceeds from a mortgage loan from a third-party lender (which has a balance of $6.8 million as of December 31, 2025 and total borrowing availability of $9.4 million). As of December 31, 2025, the 1910 Sunset JV had incurred total costs of $12.7 million in connection with the 1915 Park Project.
Beginning on October 1, 2025, in connection with the 1910 Sunset JV’s commencement of leasing at the 1915 Park Project, the Company began reporting its share of the income from the operations of the 1915 Park Project in its multifamily segment, while income from the operations of the 1910 Sunset Office Building continue to be reported in its office segment.
4750 Wilshire Boulevard— In February 2023, three co-investors (the “4750 Wilshire JV Partners”) acquired an 80% interest in a property owned by a subsidiary of the Company located at 4750 Wilshire Boulevard in Los Angeles, California (“4750 Wilshire”) for a gross sales price of $34.4 million (excluding transaction costs). The Company retained a 20% interest in 4750 Wilshire through an Unconsolidated Joint Venture arrangement between the Company and the 4750 Wilshire JV Partners (the “4750 Wilshire JV”). The goal of the 4750 Wilshire JV was to convert two of the three floors of 4750 Wilshire from office-

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
use into 68 for-lease multifamily units (the “4750 Wilshire Project”), with the first floor of 4750 Wilshire continuing to function as 30,335 square feet of office space. The 4750 Wilshire Project was substantially completed in September 2024. The 4750 Wilshire JV has commenced leasing of the multifamily units. The 4750 Wilshire Project which was financed by a combination of equity contributions from the 4750 Wilshire JV Partners and a third-party construction loan, secured by 4750 Wilshire, which closed in March 2023 and had a balance of $37.9 million as of December 31, 2025 (with total borrowing availability of $38.5 million) (the “4750 Wilshire Construction Loan”). The Company provided a limited guarantee to the lender under the 4750 Wilshire Construction Loan. As of December 31, 2025, total costs of $28.8 million had been incurred by the 4750 Wilshire JV in connection with the 4750 Wilshire Project.
Pursuant to the co-investment agreement, the 4750 Wilshire JV pays an ongoing management fee to the Company. In addition, the Company may earn incentive fees based on the performance of 4750 Wilshire after the conversion.
1902 Park Avenue— In February 2023, the Company and a CIM-managed interval fund (the “1902 Park JV Partner”) purchased a multifamily property in the Echo Park neighborhood of Los Angeles, California for a gross purchase price of $19.1 million (excluding transaction costs) (the “1902 Park JV”), with the Company owning a 50% interest. In connection with the closing of this transaction in February 2023, the 1902 Park JV obtained financing through a mortgage loan of $9.6 million secured by the multifamily property (the “1902 Park Mortgage Loan”). In October 2024, the 1902 Park JV admitted a new third-party co-investor and used part of the net capital contribution of such third party co-investor to satisfy the 1902 Park Mortgage Loan in full. Subsequent to this contribution, the Company’s ownership share of the 1902 Park JV was 25.5%. Pursuant to the co-investment agreement, the 1902 Park JV pays an ongoing management fee to the Company.
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
The Company recorded a loss of $3.8 million and $806,000 related to its investment in the Unconsolidated Joint Ventures during the years ended December 31, 2025 and 2024, respectively.
5. LOANS RECEIVABLE
Loans receivable consist of the following:

December 31, 2024
(in thousands)
SBA 7(a) loans receivable, subject to credit risk	$19,306
SBA 7(a) loans receivable, subject to loan-backed notes	34,930
SBA 7(a) loans receivable, subject to secured borrowings	1,383
SBA 7(a) loans receivable, held for sale	1,494
Loans receivable	57,113
Deferred capitalized costs, net	1,129
Current expected credit losses	(2,032)
Loans receivable, net	$56,210
Note: As of December 31, 2025, all loans receivable balances were reclassified as held for sale. See Assets and Liabilities Held for Sale, included later in this footnote, for more detail.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
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
Current Expected Credit Losses
CECL reflects the Company’s current estimate of potential credit losses related to loans receivable included in the Company’s consolidated balance sheets as of period end pursuant to ASU 2016-13. Refer to Note 2 for further discussion of CECL.
The following table presents the activity in the Company’s CECL for the year ended December 31, 2025 and 2024 (dollar amounts in thousands):

Loans Receivable
Allowance for credit losses as of December 31, 2023	$1,680
Net adjustment to reserve for expected credit losses	352
Allowance for credit losses as of December 31, 2024	2,032
Net adjustment to reserve for expected credit losses	525
Reversal of CECL balance related to loans reclassified as held for sale	(2,557)
Allowance for credit losses as of December 31, 2025	$—
The net adjustments to the reserve for expected credit losses are recognized through net income on the Company’s consolidated statements of operations. During the year ended December 31, 2025, the Company recorded an increase of $525,000 in its CECL related to its loans receivable prior to its CECL balance of $2.6 million reversed as a result of the Company’s loans receivable being reclassified as held for sale at December 31, 2025. Such amounts were recorded in general and administrative expenses in the consolidated statement of operations. During the year ended December 31, 2024, the Company recorded an increase of $352,000, respectively, in its CECL related to its loans receivable, which was recorded in general and administrative expenses in the consolidated statement of operations.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
Assets and Liabilities Held for Sale
As previously announced on November 12, 2025, the Company and First Western SBLC, LLC, a Florida limited liability company (formerly known as First Western SBLC, Inc.) and an indirect wholly owned subsidiary of the Company (“First Western”), entered into a membership interest purchase agreement, dated as of November 6, 2025 (the “Membership Interest Purchase Agreement”), with PG FR Holding, LLC, a Delaware limited liability company (the “Buyer”). The closing (the “Closing”) of the transactions contemplated by the Membership Interest Purchase Agreement (the “Transactions”) occurred on January 21, 2026.
As of December 31, 2025, the Company classified the assets and liabilities of First Western as held for sale. The following is the detail of the carrying amounts of assets and liabilities classified as held for sale on the consolidated balance sheets as of December 31, 2025:

December 31, 2025
Assets:
Restricted cash	$4,423
Loans receivable, net (1)	54,213
Accounts receivable, net	633
Other intangible assets (2)	2,957
Other assets	3,633
Total assets held for sale	$65,859

Liabilities:
Debt, net (3)	$17,330
Accounts payable and accrued expenses	2,508
Other liabilities	2,128
Total liabilities associated with assets held for sale	$21,966

(1)Loans receivable, net as of December 31, 2025 consisted of total SBA 7(a) loans receivable of $53.2 million and net deferred capitalized costs of $1.0 million. Upon the reclassification of First Western to held for sale, the CECL balance related to the loans receivable was reversed. The loans receivable were subsequently written down to their estimated fair value (based on the contractual sales price) less costs to sell, resulting in a loss on assets held for sale of $298,000 for the year ended December 31, 2025. Following the loss on assets held for sale, as of December 31, 2025, the aggregate net assets and liabilities of First Western were recorded at fair value, less costs to sell.
(2)Other intangible assets as of December 31, 2025 represented First Western’s trade name and SBA license, with an aggregate carrying value of $3.0 million.
(3)Debt, net as of December 31, 2025 consisted of the following: Secured borrowings – government guaranteed loans of $1.3 million, along with net unamortized premiums of $19,000, and SBA 7(a) loan-backed notes of $16.4 million, net of deferred debt origination costs of $402,000.

There were no assets or liabilities classified as held for sale as of December 31, 2024.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
6. OTHER INTANGIBLE ASSETS AND LIABILITIES
A schedule of the Company’s intangible assets and liabilities and related accumulated amortization and accretion as of December 31, 2025 and 2024, is as follows:

	As of December 31,
	2025	2024
	(in thousands)
Intangible assets:
Acquired in-place leases, net of accumulated amortization of $1,874 and $5,195, respectively, with an average useful life of 2 and 6 years, respectively.	$439	$610
Acquired above-market leases, net of accumulated amortization of $0 and $36, respectively, with an average useful life of 0 and 7 years, respectively.	—	1
Trade name and license (1)	—	2,957
Total intangible assets, net	$439	$3,568

(1)The trade name and license was reclassified to held for sale as of December 31, 2025.
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
During the years ended December 31, 2025 and 2024, the Company recognized amortization related to its intangible assets and liabilities as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Acquired above-market lease amortization	$1	$6
Acquired in-place lease amortization	$171	$374
A schedule of future amortization and accretion of acquired intangible assets and liabilities as of December 31, 2025, is as follows:

Assets
Acquired
In-Place
Years Ending December 31,	Leases
(in thousands)
2026	$—
2027	122
2028	123
2029	122
2030	72
Thereafter	—
$439

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
7. DEBT
The following table summarizes the debt balances as of December 31, 2025 and 2024, and the debt activity for the year ended December 31, 2025 (in thousands):

		During the Year Ended December 31,
	Balances as of December 31, 2024	Debt Issuances & Assumptions	Repayments (1)	Accretion & (Amortization)	Reclassified to Held for Sale	Balances as of December 31, 2025
Mortgages Payable:
Fixed rate mortgages payable	$269,100	$—	$(697)	$—	$—	$268,403
Variable rate mortgages payable	171,346	43,609	(6,399)	—	—	208,556
	440,446	43,609	(7,096)	—	—	476,959
Deferred debt issuance costs — Mortgages Payable	(3,995)	(1,971)	—	2,446	—	(3,520)
Total Mortgages Payable	436,451	41,638	(7,096)	2,446	—	473,439
Secured Borrowings – Government Guaranteed Loans:
Outstanding Balance	1,361	—	(52)	—	(1,309)	—
Unamortized premiums	22	—	—	(3)	(19)	—
Total Secured Borrowings—Government Guaranteed Loans	1,383	—	(52)	(3)	(1,328)	—
Other Debt:
Lending division credit facility	—	11,895	(1,446)	—	—	10,449
2022 credit facility revolver	1,367	—	(1,367)	—	—	—
2022 credit facility term loan	13,633	—	(13,633)	—	—	—
Junior subordinated notes	27,070	—	—	—	—	27,070
SBA 7(a) loan-backed notes	27,857	—	(11,453)	—	(16,404)	—
Deferred debt issuance costs — other	(733)	—	59	272	402	—
Discount on junior subordinated notes	(1,296)	—	—	106	—	(1,190)
Total Other Debt	67,898	11,895	(27,840)	378	(16,002)	36,329
Total Debt, Net	$505,732	$53,533	$(34,988)	$2,821	$(17,330)	$509,768

(1)The write-off of $59,000 of deferred debt issuance costs associated with the 2022 Credit Facility Term Loan (as defined below) resulting from the early extinguishment of debt incurred during the year ended December 31, 2025 is reflected here within deferred debt issuance costs — other. See further discussion under 2022 Credit Facility.
Fixed Rate Mortgages Payable—The Company’s fixed rate mortgages payable are non-recourse and are secured by, among other things, first priority deeds of trust, security agreements or other similar security instruments on the fee simple interests in properties underlying such mortgages and assignments of rents receivable. As of December 31, 2025, the Company’s fixed rate mortgages payable had fixed interest rates of 6.25%, 4.14% and 7.41% per annum, with payments of interest only and initial maturity dates of June 7, 2026, July 1, 2026 and January 11, 2030, respectively.
In regards to the mortgage payable with a balance of $66.3 million as of December 31, 2025 maturing on June 7, 2026 (the “1150 Clay Mortgage”), the Company executed the final one-year extension option under the mortgage in June 2025. The Company intends to work with the lender in order to refinance the 1150 Clay Mortgage beyond its stated maturity date of June 7, 2026. Although the Company believes it is likely it will be able to refinance the 1150 Clay Mortgage prior to June 7, 2026, there can be no assurance that such refinancing will occur. If the Company and the lender under the 1150 Clay Mortgage cannot agree on an extension of the mortgage and the Company fails to repay the loan in full upon its contractual maturity date, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, take possession of the property.
In regards to the mortgage payable with a balance of $97.1 million as of December 31, 2025 maturing on July 1, 2026 (the “1 Kaiser Mortgage”), the Company intends to work with the lender in order to refinance the 1 Kaiser Mortgage beyond its stated maturity date of July 1, 2026. Although the Company believes it is likely it will be able to refinance the 1 Kaiser Mortgage prior to July 1, 2026, there can be no assurance that such refinancing will occur. If the Company and the lender under the 1 Kaiser Mortgage cannot agree on an extension of the mortgage and the Company fails to repay the loan in full upon its

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
contractual maturity date, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, take possession of the property.
Variable Rate Mortgages Payable—The Company’s variable rate mortgages payable are non-recourse and are secured by, among other things, first priority deeds of trust, security agreements or other similar security instruments on the Company’s fee simple and leasehold interests in its hotel asset and adjacent parking garage and by a deed of trust on and assignment of rents receivable from a multifamily property. As of December 31, 2025, the Company’s variable rate mortgages payable had a variable interest rate of SOFR plus 4.35%, SOFR plus 3.36%, SOFR plus 3.00% and SOFR plus 2.95%, with a maturity date of January 1, 2027 (with three one-year extension options), January 31, 2027, February 14, 2027 and April 3, 2028, respectively. The mortgages with maturity dates of January 1, 2027, January 31, 2027, and February 14, 2027 have monthly payments of interest only, while the mortgage with an initial maturity date of April 3, 2028 has monthly payments of interest plus $50,000 of principal.
With regards to the mortgage payable with a balance of $81.0 million as of December 31, 2025 secured by a multifamily property in Oakland, California (the “Channel House Mortgage”), on August 4, 2025 the Company reached an agreement with the lender to extend the maturity date through January 31, 2027 (the “Channel House Mortgage Extension”). In connection with the Channel House Mortgage Extension, the Company made a repayment of $6.0 million under the Channel House Mortgage, reducing it from its previous balance of $87.0 million. Although the Company believes it is likely it will be able to refinance the Channel House Mortgage prior to January 31, 2027, there can be no assurance that such refinancing will occur. If the Company and the lender under the Channel House Mortgage cannot agree on an extension of the mortgage and the Company fails to repay the loan in full upon its contractual maturity date, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, take possession of the property.
Secured Borrowings—Government Guaranteed Loans—Secured borrowings—government guaranteed loans represent sold loans which are treated as secured borrowings because the loan sales did not meet the derecognition criteria provided for in ASC 860-30, Secured Borrowing and Collateral. These loans included cash premiums that are amortized as a reduction to interest expense over the life of the loan using the effective interest method and are fully amortized when the underlying loan is repaid in full. As of December 31, 2025, the Company’s secured borrowings-government guaranteed loans included $337,000 of loans sold for a premium and excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 7.96% at December 31, 2025, and $1.0 million of loans sold for an excess spread, with a variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 5.60% at December 31, 2025. Secured borrowings—government guaranteed loans were reclassified as held for sale as of December 31, 2025, and were included in the sale of First Western, which closed in January 2026.
Lending Division Revolving Credit Facility—In June 2025, a subsidiary of the Company, as borrower, entered into an agreement (the “Lending Division Revolving Credit Facility”) with a bank that included a $20.0 million revolving credit facility secured by the unguaranteed portion of certain of such subsidiary’s SBA 7(a) loans receivable and other assets of such subsidiary, subject to a borrowing base calculation, and fully guaranteed by the Company. The Lending Division Revolving Credit Facility bore interest at (i) the base rate plus 2.00% or (ii) SOFR plus 3.00%, at the borrower’s election and, as of December 31, 2025, had an effective interest rate of 6.79%. In connection with the Company’s guaranty of the Lending Division Revolving Credit Facility (the “Parent Guaranty”), the Company is subject to certain financial covenants, including maintenance of (i) a consolidated fixed charge coverage ratio of at least 1.05 to 1.00, (ii) a minimum net worth of $200.0 million, (iii) a total leverage ratio no greater than 2.50 to 1.00 and (iv) $10.0 million of liquidity. If the Company fails to comply with the financial covenants set forth in the Parent Guaranty, the lender under the Lending Division Revolving Credit Facility has the right to require the Company to post cash collateral for the benefit of the lender in an amount equal to 105% of the outstanding principal balance under the facility plus all accrued and unpaid interest under such facility. On October 22, 2025, the Company entered into an amendment to the Parent Guaranty to modify the Parent Guaranty’s consolidated fixed charge coverage ratio covenant. Pursuant to the amendment, the Company must maintain a consolidated fixed charge coverage ratio of (x) for the fiscal quarters ending September 30, 2025 and December 31, 2025, not less than 1.00 to 1.00, and (y) for any fiscal quarter ending after December 31, 2025, not less than 1.15 to 1.00. As previously announced on November 12, 2025, the Company and First Western entered into the Membership Interest Purchase Agreement with the Buyer. The Closing contemplated by the Membership Interest Purchase Agreement occurred on January 21, 2026. At the Closing, Buyer purchased from the Company all of the issued and outstanding equity interests of First Western SBLC, LLC, and the remaining balance of $10.5 million under the Lending Division Revolving Credit Facility was paid in full, resulting in the termination of the Lending Division Revolving Credit Facility.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
2022 Credit Facility—In December 2022, the Company refinanced its 2018 credit facility and replaced it with a new 2022 credit facility (the “2022 Credit Facility”), entered into with a bank syndicate, that included a $56.2 million term loan (the “2022 Credit Facility Term Loan”) as well as a revolver that originally allowed the Company to borrow up to $150.0 million (the “2022 Credit Facility Revolver”), both of which were collectively subject to a borrowing base calculation. At the time the 2022 Credit Facility was entered into, it was collateralized by six of the Company’s office properties, as well as the Company’s hotel property and adjacent parking garage (the “Hotel Properties”). The 2022 Credit Facility originally had a maturity date in December 2025 and provided for two one-year extension options. In December 2024, using proceeds from the closing of a variable rate mortgage on the Hotel Properties and a fixed rate mortgage on three of the Company’s office properties, the Company repaid $111.7 million on the 2022 Credit Facility Revolver and $42.6 million on the 2022 Credit Facility Term Loan. On April 3, 2025, the Company completed the refinancing of an office property in Austin, Texas and used a portion of the proceeds from such refinancing to repay the 2022 Credit Facility in full and, in connection with such repayment, the 2022 Credit Facility was terminated. In connection with termination of the 2022 Credit Facility, the Company recorded a loss on early extinguishment of debt during the year ended December 31, 2025 of $88,000 related to the write-off of deferred debt origination costs of $29,000 associated with the 2022 Credit Facility Revolver and $59,000 associated with the 2022 Credit Facility Term Loan.
Junior Subordinated Notes—The Company has junior subordinated notes with a variable interest rate which resets quarterly based on the three-month SOFR plus 3.51%, with quarterly interest only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at the Company’s option.
SBA 7(a) Loan-Backed Notes—On March 9, 2023, the Company completed a securitization of the unguaranteed portion of certain of its SBA 7(a) loans receivable with the issuance of $54.1 million of unguaranteed SBA 7(a) loan-backed notes (the “SBA 7(a) Loan-Backed Notes”). The SBA 7(a) Loan-Backed Notes were collateralized by the right to receive payments and other recoveries attributable to the unguaranteed portions of certain of the Company’s SBA 7(a) loans receivable. The SBA 7(a) Loan-Backed Notes were reclassified as held for sale as of December 31, 2025, and were included in the sale of First Western, which closed in January 2026.
Other—Deferred debt issuance costs, which represent legal and third-party fees incurred in connection with the Company’s borrowing activities, are capitalized and amortized to interest expense on a straight-line or effective interest method over the life of the related loan. Deferred debt issuance costs are presented net of accumulated amortization and are a reduction to total debt.
As of December 31, 2025 and December 31, 2024, accrued interest and unused commitment fees payable of $1.8 million and $1.1 million, respectively, are included in accounts payable and accrued expenses.
Future principal payments on the Company’s debt (face value) as of December 31, 2025 are as follows:

Years Ending December 31,	Mortgages Payable (1)	Lending Division Revolving Credit Facility(2)	Junior Subordinated Notes	Total
	(in thousands)
2026	$164,004	$—	$—	$164,004
2027	177,555	10,449	—	188,004
2028	30,400	—	—	30,400
2029	—	—	—	—
2030	105,000	—	—	105,000
Thereafter	—	—	27,070	27,070
	$476,959	$10,449	$27,070	$514,478

(1)In regards to the $66.3 million 1150 Clay Mortgage, which matures on June 7, 2026, see the discussion under Fixed Rate Mortgages Payable. In regards to the $97.1 million 1 Kaiser Mortgage, which matures on July 1, 2026, see the discussion under Fixed Rate Mortgages Payable. In regards to the $81.0 million Channel House Mortgage, which matures on January 31, 2027, see the discussion under Variable Rate Mortgages Payable.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
(2)The Lending Division Revolving Credit Facility was repaid in full and terminated in January 2026.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the ordinary course of business, the Company may use certain types of derivative instruments for the purpose of managing or hedging its interest rate risk.
The following table summarizes the terms of the Company’s interest rate cap agreements as of December 31, 2025 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Assets
	Balance Sheet	Amount as of	Strike	Effective	Maturity	as of
	Location	December 31, 2025	Rates (1)	Date	Date	December 31, 2025
Interest Rate Caps	Other assets	$171,955	4.5% to 5.75%	12/6/2024 - 8/04/2025	1/1/2027 - 1/31/2027	$3
____________________________________
(1)The index used for the Company’s interest rate cap agreement is 1-Month Term SOFR.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 13. The notional amount under the derivative instruments are an indication of the extent of the Company’s involvement in the instruments, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instruments depends on the intended use and designation of the derivative instrument. The Company has an interest rate cap that is used to manage exposure to interest rate movements but does not meet the requirements to be designated as a hedging instrument. The change in fair value of the derivative instrument that is not designated as a hedge is recorded directly to earnings as interest expense on the accompanying consolidated statements of operations. During the year ended December 31, 2025, the Company recorded an unrealized loss of $149,000, which was included in interest expense on the accompanying consolidated statements of operations related to its interest rate caps. During the year ended December 31, 2024, the Company recorded an unrealized loss of $463,000, which was included in interest expense on the accompanying consolidated statements of operations related to its interest rate caps.
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
The Company has granted awards of restricted shares of Common Stock to each of the independent members of the Board of Directors under the Equity Incentive Plan as follows:

		Weighted
	Number	Average Grant
	of	Date Fair Value
	Shares (1)	Per Share
Balance, December 31, 2023	196	$1,125.00
Granted	428	$510.00
Vested	(196)	$1,125.00
Balance, December 31, 2024	428	$510.00
Granted	34,644	$6.35
Vested	(428)	$510.00
Balance, December 31, 2025	34,644	$6.35

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
(1) Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period, and generally vests based on one year of continuous service. The Company recorded compensation expense related to these restricted shares of Common Stock in the amount of $220,000 for both the years ended December 31, 2025 and 2024.
As of December 31, 2025, there was $128,000 of total unrecognized compensation expense related to restricted shares of Common Stock which will be recognized ratably over the remaining vesting period.
10. EARNINGS PER SHARE (“EPS”)
The computation of basic EPS is based on the Company’s weighted average shares outstanding. No shares of Series D Preferred Stock, Series A Preferred Stock, or Series A1 Preferred Stock outstanding as of December 31, 2025 or 2024 were included in the computation of diluted EPS because they had no dilutive effect. Outstanding Series A Preferred Warrants were not included in the computation of diluted EPS for the years ended December 31, 2025 and 2024 because their impact was either anti-dilutive or such warrants were not exercisable during such periods (Note 12).
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.
The following table reconciles the numerator and denominator used in computing the Company’s basic and diluted per-share amounts for net loss attributable to common stockholders for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands, except per share amounts)
Numerator:
Net loss attributable to common stockholders	$(61,648)	$(73,343)
Redeemable preferred stock dividends declared on dilutive shares	—	—
Diluted net loss attributable to common stockholders	$(61,648)	$(73,343)

Denominator:
Basic weighted average shares of Common Stock outstanding	919	170
Effect of dilutive securities—contingently issuable shares	—	—
Diluted weighted average shares and common stock equivalents outstanding	919	170

Net loss attributable to common stockholders per share:
Basic	$(67.08)	$(431.43)
Diluted	$(67.08)	$(431.43)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
11. REDEEMABLE PREFERRED STOCK
The table below provides information regarding the issuances, reclassifications and redemptions of each class of the Company’s preferred stock in permanent equity during the years ended December 31, 2025 and 2024 (dollar amounts in thousands):

	Preferred Stock
	Series A1		Series A		Series D		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2023	10,378,343	$256,935	7,431,839	$185,704	48,447	$1,190	17,858,629	$443,829
Issuance of Series A1 Preferred Stock	853,879	21,246	—	—	—	—	853,879	21,246
Redemption of Series A1 Preferred Stock paid in cash	(88,015)	(2,177)	—	—	—	—	(88,015)	(2,177)
Redemption of Series A1 Preferred Stock paid in Common Stock	(2,771,518)	(68,617)	—	—	—	—	(2,771,518)	(68,617)
Redemption of Series A Preferred Stock paid in cash	—	—	(941,687)	(23,501)	—	—	(941,687)	(23,501)
Redemption of Series A Preferred Stock paid in Common Stock	—	—	(2,364,789)	(58,877)	—	—	(2,364,789)	(58,877)
Balances, December 31, 2024	8,372,689	$207,387	4,125,363	$103,326	48,447	$1,190	12,546,499	$311,903
Redemption of Series A1 Preferred Stock paid in Common Stock	(536,737)	(13,321)	—	—	—	—	(536,737)	(13,321)
Reclassification of Series A1 Preferred Stock to Permanent Equity	913,590	23,385	—	—	—	—	913,590	23,385
Redemption of Series D Preferred Stock paid in common stock	—	—	—	—	(4,122)	(101)	(4,122)	(101)
Redemption of Series A Preferred Stock paid in Common Stock	—	—	(456,345)	(11,420)	—	—	(456,345)	(11,420)
Balances, December 31, 2025	8,749,542	$217,451	3,669,018	$91,906	44,325	$1,089	12,462,885	$310,446
Series A1 Preferred Stock—From June 2022 through September 2024, the Company conducted a public offering with respect to shares of its Series A1 Preferred Stock, par value $0.001 per share with an initial stated value of $25.00 per share, subject to adjustment. As of September 2024, the Company has suspended its offering of Series A1 Preferred Stock.
Shares of Series A1 Preferred Stock issued from June 2022 through May 2024 were recorded in permanent equity at the time of their issuance. With respect to Series A1 Preferred Stock, for shares issued in June 2024 and thereafter, in the event a holder of Series A1 Preferred Stock requests redemption of such shares and such redemption takes place prior to the first anniversary of the date of original issuance, the Company is required to pay such redemption in cash. As a result, net proceeds from the issuance of shares of Series A1 Preferred Stock from June 2024 and through September 2024 were initially recorded in temporary equity at an amount equal to the gross proceeds allocated to such shares of Series A1 Preferred Stock minus the costs specifically identifiable to the issuance of such shares and the non-issuance specific offering costs allocated to such shares. With respect to shares of Series A1 Preferred Stock issued from June 2024 through September 2024, on the first anniversary of the issuance of a particular share of such Series A1 Preferred Stock, the Company reclassified such share of Series A1 Preferred Stock from temporary equity to permanent equity as the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapsed on the first anniversary date. As of December 31, 2025, the Company had reclassified an aggregate of $20.8 million in net proceeds from temporary equity to permanent equity.
As of December 31, 2025, the Company had issued in registered public offerings 12,040,878 shares of the Series A1 Preferred Stock and received gross proceeds of $298.2 million and additionally had issued 200,000 shares of Series A1 Preferred Stock as payment for services to CIM Service Provider, LLC (the “Administrator”), for which no cash proceeds were received. In connection with the issuance of shares of Series A1 Preferred Stock, $22.0 million of costs specifically identifiable to the offering of Series A1 Preferred Stock was allocated to the Series A1 Preferred Stock. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $11.9 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of December 31, 2025, the Company had reclassified and allocated $5.0 million from deferred charges to Series A1 Preferred Stock as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
If the net proceeds from the issuance of shares of Series A1 Preferred Stock are less than the redemption value of such shares at the time they were issued, or if the redemption value of such shares subsequently becomes greater than the carrying value of such shares, an adjustment is recorded to increase the carrying amount of such shares to their redemption value as of the balance sheet date. Such adjustment is considered a deemed dividend for purposes of calculating basic and diluted EPS. The Company recorded no redeemable preferred stock deemed dividends related to such adjustments during the year ended December 31, 2025 and 755,000 during the year ended December 31, 2024.
As of December 31, 2025, there were 8,749,542 shares of Series A1 Preferred Stock outstanding and 3,491,336 shares of Series A1 Preferred Stock had been redeemed. Of the 3,491,336 shares of Series A1 Preferred Stock that have been redeemed, the redemption of 183,081 shares of Series A1 Preferred Stock were paid in cash (all of which were redeemed at the option of the holders). As of December 31, 2025, the Company, at its option, redeemed 2,589,606 shares of Series A1 Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, as of December 31, 2025, 718,649 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series A1 In-Kind Redemptions”). The Series A1 In-Kind Redemptions resulted in the aggregate issuance of 1,202,761 shares of Common Stock.
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
As of December 31, 2025, the Company had issued in registered public offerings 8,251,657 shares of Series A Preferred Stock and 4,603,287 Series A Preferred Warrants and received gross proceeds of $205.4 million and $761,000, respectively, and additionally, had issued 568,681 shares of Series A Preferred Stock as payment for services to the Administrator, for which no cash proceeds were received. In connection with the cumulative issuance of Series A Preferred Stock and Series A Preferred Warrants, $17.0 million and $142,000 of costs specifically identifiable to the offering of the Series A Preferred Stock and Series A Preferred Warrants, respectively, were allocated to the Series A Preferred Stock and Series A Preferred Warrants, respectively. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $11.9 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of December 31, 2025, the Company had reclassified and allocated $1.9 million and $5,000 from deferred charges to Series A Preferred Stock and Series A Preferred Warrants, respectively, as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
On the first anniversary of the issuance of a particular share of Series A Preferred Stock, the Company reclassifies such share of Series A Preferred Stock from temporary equity to permanent equity as the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapsed on the first anniversary date. As of December 31, 2025, the Company had reclassified an aggregate of $199.6 million in net proceeds from temporary equity to permanent equity.
As of December 31, 2025, there were 3,669,018 shares of Series A Preferred Stock outstanding and 5,151,320 shares of Series A Preferred Stock had been redeemed. Of the 5,151,320 shares of Series A Preferred Stock that have been redeemed, the redemption of 2,330,186 shares of Series A Preferred Stock were paid in cash, 2,313,106 of which were redeemed at the option of the holders and 17,080 of which were redeemed at the option of the Company. As of December 31, 2025, the Company, at its option, redeemed 2,150,076 shares of Series A Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, as of December 31, 2025, 671,058 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series A In-Kind Redemptions”). The Series A In-Kind Redemptions resulted in the aggregate issuance of 1,352,410 shares of Common Stock.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
including June 28, 2020 and $24.50 per share thereafter. Shares of Series D Preferred Stock were recorded in permanent equity at the time of their issuance. In June 2022, the Company concluded the offering of its Series D Preferred Stock.
As of December 31, 2025, the Company had issued in registered public offerings 56,857 shares of Series D Preferred Stock and received gross proceeds of $1.4 million. In connection with such issuance, $35,000 of costs specifically identifiable to the offering of Series D Preferred Stock were allocated to the Series D Preferred Stock. Such costs include commissions, dealer manager fees and other offering fees and expenses but do not include non-issuance-specific costs of $11.9 million related to the Company’s offering of Series A Preferred Stock, Series A Preferred Warrants, Series A1 Preferred Stock and Series D Preferred Stock. As of December 31, 2025, the Company had reclassified and allocated $13,000 from deferred charges to Series D Preferred Stock as a reduction to the gross proceeds received. Such reclassification was based on the cumulative number of securities issued relative to the maximum number of securities expected to be issued under the offering.
As of December 31, 2025, there were 44,325 shares of Series D Preferred Stock outstanding and 12,532 shares of Series D Preferred Stock had been redeemed. Of the 12,532 shares of Series D Preferred Stock that have been redeemed, the redemption of 8,410 shares of Series D Preferred Stock were paid in cash and 4,122 shares of Series D Preferred Stock were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series D In-Kind Redemptions”). All such redemptions were redeemed at the option of the holders. The Series D In-Kind Redemptions resulted in the aggregate issuance of 11,556 shares of Common Stock.
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
During the year ended December 31, 2025, the Company paid $16.3 million, $5.6 million and $68,000 of cash dividends on the Series A1 Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock, respectively. Additionally, during the year ended December 31, 2025, the Company paid dividends of $126,000 and $85,000 on the Series A1 Preferred Stock and Series A Preferred Stock, respectively, in shares of Common Stock due to these dividends being accrued and unpaid at the time that such applicable shares of Preferred Stock were redeemed in shares of Common Stock. During the year ended December 31, 2024, the Company paid $17.8 million, $7.8 million and $57,000 of cash dividends on the Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock, respectively. Additionally, during the year ended December 31, 2024, the Company paid dividends of $389,000 and $258,000 on the Series A1 Preferred Stock and Series A Preferred Stock, respectively, in shares of Common Stock due to these dividends being accrued and unpaid at the time that such applicable shares of Preferred Stock were redeemed in shares of Common Stock.
Redemptions—The Company’s Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock are redeemable at the option of the holder or the Company. The redemption schedule of the Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock allows redemptions at the option of the holder of Series A1 Preferred Stock, Series A Preferred Stock or Series D Preferred Stock from the date of original issuance of any such shares at the Series A1 Preferred Stock Stated Value, Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, respectively, less a redemption fee applicable prior to the fifth anniversary of the issuance of such shares, plus accrued and unpaid dividends. The Company has the right to redeem the Series A1 Preferred Stock after the date that is twenty-four months following the original issuance of such shares of Series A1 Preferred Stock at the Series A1 Preferred Stock Stated Value, plus accrued and

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
unpaid dividends. The Company has the right to redeem the Series A Preferred Stock or Series D Preferred Stock after the fifth anniversary of the date of original issuance of such shares at the Series A Preferred Stock Stated Value or Series D Preferred Stock Stated Value, respectively, plus accrued and unpaid dividends. With respect to redemptions of the Series A1 Preferred Stock, Series A Preferred Stock or Series D Preferred Stock, at the Company’s discretion, the redemption price will be paid in cash and/or in Common Stock based on the volume weighted average price of the Company’s Common Stock for the 20 trading days prior to the redemption; provided that the redemption price of any shares of Series A1 Preferred Stock issued in June 2024 and thereafter that are redeemed prior to the first anniversary of the date of original issuance of such shares must be paid in cash. On or about March 16, 2026, the Company expects to redeem approximately 1,957,023 shares of Series A Preferred Stock, approximately 7,767,609 shares of Series A1 Preferred Stock and approximately 21,760 shares of Series D Preferred Stock (collectively “Preferred Stock”) in shares of Common Stock (the “March 2026 Redemption”). Other than the March 2026 Redemption, the company does not currently intend to redeem, at the Company’s election, additional Preferred Stock in shares of Common Stock. However, the Company will evaluate redemption requests submitted by holders of its shares of Preferred Stock at the time it receives them and may elect to redeem those Preferred Shares in Common Stock or cash, at the Company’s discretion.
12. STOCKHOLDERS’ EQUITY
Dividends
Holders of the Company’s Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by the Company out of legally available funds. In determining the Company’s dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, the Company’s financial position, applicable requirements of the MGCL, any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. Cash dividends per share of Common Stock paid in respect of the year ended December 31, 2024 consisted of the following (no cash dividends were declared for the year ended December 31, 2025):

Declaration Date	Payment Date	Type	Dividend Per Common Share
September 16, 2024	October 8, 2024	Regular Quarterly	(a.)
June 25, 2024	July 22, 2024	Regular Quarterly	$21.250
March 27, 2024	April 22, 2024	Regular Quarterly	$21.250
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
Series A Preferred Warrants
Prior to February 2020, the Series A Preferred Stock was sold as a unit that included one share of Series A Preferred Stock and one Series A Preferred Warrant that could be exercised to purchase 0.25 of a share of Common Stock. The Series A Preferred Warrants are exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. Proceeds and expenses from the sale of the Series A Preferred Stock and Series A Preferred Warrants were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of December 31, 2025, all of the Series A Preferred Warrants had expired.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
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
There were no repurchases during the years ended December 31, 2025 or 2024. As of December 31, 2025, the Company had repurchased 2,650 shares of Common Stock (adjusted for the Reverse Stock Splits) for $4.7 million.
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
Loans Receivable—The Company determined the fair value of loans receivable by performing a present value analysis for the anticipated future cash flows using an appropriate market discount rate taking into consideration the credit risk and using an anticipated prepayment rate. The value of the government guaranteed portions of loans held for sale was based

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
primarily on the anticipated proceeds to be received upon sale. The following summarizes the ranges of discount rates and prepayment rates used to arrive at the estimated fair values of the Company’s loans receivable:

December 31, 2024
	Discount Rate	Prepayment Rate
SBA 7(a) loans receivable, subject to credit risk	7.30% - 10.75%	4.07% - 17.50%
SBA 7(a) loans receivable, subject to loan-backed notes	9.00% - 10.75%	4.81% - 17.50%
SBA 7(a) loans receivable, subject to secured borrowings	10.25% - 10.25%	5.00% - 17.50%
As of December 31, 2025, the Company reclassified the assets and liabilities of First Western as held for sale, including the Company’s portfolio of loans receivable. See Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges) later in this footnote for further discussion of the fair value measurement of the assets held for sale.
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
Other Financial Instruments—The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at December 31, 2025 and 2024. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on the Company’s consolidated balance sheets are as follows:

	December 31, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Level
	(in thousands)
Assets:
SBA 7(a) loans receivable, subject to credit risk(1)	$—	$—	$18,850	$18,994	3
SBA 7(a) loans receivable, subject to loan-backed notes(1)	$—	$—	$34,452	$37,657	3
SBA 7(a) loans receivable, subject to secured borrowings(1)	$—	$—	$1,383	$1,383	3
SBA 7(a) loans receivable, held for sale(1)	$—	$—	$1,525	$1,600	3
Liabilities:
Mortgages payable (2)	$268,403	$251,632	$269,100	$233,364	3
Junior subordinated notes (2)	$27,070	$26,176	$27,070	$25,415	3

(1)Reclassed to held for sale as of December 31, 2025. See Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges) for more detail.
(2)The carrying amounts for the mortgages payable and junior subordinated notes represents the principal outstanding amounts, excluding deferred debt issuance costs and discounts.
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
As discussed in Note 3, during the year ended December 31, 2025, one office property was deemed to be impaired due to the Company’s undiscounted future cash flow estimate for the property being less than its carrying value as result of a decline in performance. Such impairment resulted in the carrying value being reduced to an estimated fair value of $1.9 million,

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
resulting in an impairment charge of $221,000. In addition, one multifamily development site, currently being operated as a parking lot, was deemed to be impaired due to the Company’s undiscounted future cashflow estimate being less than its carrying value as a result of a decline in market conditions and a lack of immediate plans to develop the property. Such impairment resulted in the carrying value being reduced to an estimated fair value $11.2 million, resulting in an impairment charge of $3.5 million. The Company estimated fair values using Level 3 inputs and a market approach, specifically using the sales comparison approach. The sales comparison approach to valuing investments in real estate uses actual sales prices for comparable assets to determine the investment’s fair value. The sales prices of the comparable assets are adjusted to reflect their condition relative to the subject property, the time and resources necessary to ready the comparable properties for sale, and the terms of the comparable properties sales. No impairment charges were incurred during the year ended December 31, 2024.
As of December 31, 2025, the Company reclassified the assets and liabilities of First Western as held for sale, including the Company’s portfolio of loans receivable. Upon the reclassification of First Western to held for sale, the CECL balance related to the loans receivable was reversed. The loans receivable were subsequently written down to their estimated fair value (based on the contractual sales price) less costs to sell, resulting in a loss on assets held for sale of $298,000 for the year ended December 31, 2025. Following the loss on assets held for sale, as of December 31, 2025, the aggregate net assets and liabilities of First Western were recorded at fair value, less costs to sell. See note 5 for more detail on the assets and liabilities held for sale.
The following table presents the impairment charges by asset class recorded during the year ended December 31, 2025 (in thousands):

Year Ended December 31, 2025
Asset class impaired:
Land	$(2,586)
Land improvements	(870)
Work in progress	(236)
Total impairment loss	$(3,692)
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
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
In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and/or reimbursement for performing certain services for the Company and its subsidiaries that are not covered by the Base Fee. During the years ended December 31, 2025 and 2024, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, operational and ongoing support in connection with the Company’s Preferred Stock. The Company will also reimburse the Administrator for the Company’s share of broken deal expenses that are incurred by the Administrator and its affiliates (i.e., fees and expenses relating to investments that were contemplated but the Company did not make and/or transactions that could have been executed by the Company but that the Company did not consummate, including fees and expenses associated with performing due diligence review and negotiating the terms of such investments or transactions). The Administrator’s compensation is based on the salaries and benefits of the employees of the Administrator and/or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of the Company and its subsidiaries). The expense for such services is included in expense reimbursements to related parties—corporate in the accompanying consolidated statements of operations.
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
Lending Segment Expenses—As of December 31, 2025, the Company had a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC (“CIM SBA”), an affiliate of CIM Group, and the Company’s subsidiary, PMC Commercial Lending, LLC. The agreement provided that CIM SBA would provide personnel and resources to the Company and that the Company would reimburse CIM SBA for the costs and expenses of providing such personnel and resources. The expense for such services is included in expense reimbursements to related parties—lending segment in the accompanying consolidated statements of operations.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
Offering-Related Fees—CCO Capital, LLC (“CCO Capital”) became the exclusive dealer manager for the Company’s prior public offering of the Series A Preferred Stock and Series A Preferred Warrants effective as of May 31, 2019. CCO Capital is a registered broker dealer and is under common control with the Operator and the Administrator. The Company’s offering of the Series A Preferred Warrants ended at the end of January 2020. On January 28, 2020, the Company entered into the Second Amended and Restated Dealer Manager Agreement, pursuant to which CCO Capital acted as the exclusive dealer manager for the Company’s prior public offering of its Series A Preferred Stock and Series D Preferred Stock. The Second Amended and Restated Dealer Manager Agreement was subsequently amended by the Company and CCO Capital to address changes to, among other things, selling commissions and dealer manager fees.
On November 22, 2022, the Company entered into the Fourth Amended and Restated Dealer Manager Agreement, pursuant to which CCO Capital acted as the exclusive dealer manager for the Company’s prior public offering of its Series A1 Preferred Stock.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024

Asset Management Fees:
Asset management fees	$1,356	$1,797
Property Management Fees and Reimbursements:
Property management fees(1)	$2,114	$2,295
Onsite management and other cost reimbursement(2)	$6,852	$7,733
Leasing commissions(3)	$235	$808
Construction management fees(4)	$532	$1,061
Development management reimbursements(5)	$1,136	$1,747
Administrative Fees and Expenses:
Expense reimbursements to related parties - corporate	$3,496	$2,281
Lending Segment Expenses:
Expense reimbursements to related parties - lending segment (6)	$2,591	$2,571
Offering-Related Fees:
Upfront dealer manager and trailing dealer manager fees (7)	$—	$546
Non-issuance specific offering costs	$—	$606

(1)Does not include the company’s share of the property management fees from the Unconsolidated Joint Ventures of $96,000 and $95,000 for the years ended December 31, 2025 and 2024, respectively.
(2)Does not include the Company’s share of the onsite management and other cost reimbursements from the Unconsolidated Joint Ventures of $450,000 and $511,000 for the years ended December 31, 2025 and 2024, respectively.
(3)Does not include the Company’s share of the leasing commissions from the Unconsolidated Joint Ventures of $69,000 and $48,000 for the years ended December 31, 2025 and 2024, respectively.
(4)Does not include the Company’s share of the construction management fees from the Unconsolidated Joint Ventures of $147,000 and $172,000 for the years ended December 31, 2025 and 2024, respectively.
(5)Does not include the Company’s share of the development management reimbursements from the Unconsolidated Joint Ventures of $382,000 and $756,000 for the year ended December 31, 2025 and 2024, respectively.
(6)Expense reimbursements to related parties - lending segment do not include personnel costs capitalized to deferred loan origination costs of $72,000 and $132,000 for the years ended December 31, 2025 and 2024, respectively.
(7)Represents fees earned by CCO Capital and allocated to Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
As of December 31, 2025 and December 31, 2024, due to related parties consisted of the following:

	December 31, 2025	December 31, 2024
	(in thousands)
Asset management fees	$1,303	$1,403
Property management fees and reimbursements	13,574	8,237
Expense reimbursements - corporate	3,968	1,676
Expense reimbursements - lending segment	3,255	1,994
Upfront dealer manager and trailing dealer manager fees	203	186
Non-issuance specific offering costs	—	289
Other amounts due to the CIM Management Entities and certain of its affiliates	516	283
Total due to related parties	$22,819	$14,068
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
Other
On May 15, 2019, an affiliate of CIM Group entered into an approximately 11-year lease that runs through May 2030 for approximately 30,000 rentable square feet with respect to a property owned 4750 Wilshire JV, in which the Company has a 20% interest. For the year ended December 31, 2025, the Company’s share of the income from the tenant earned by the 4750 Wilshire JV was $335,000. For the year ended December 31, 2024, the Company’s share of the income from the tenant earned by the 4750 Wilshire JV was $342,000.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
On December 29, 2025, an affiliate of CIM Group extended an unsecured term loan facility to the Company with total available principal of $4.0 million and with an applicable interest rate of 7.5%. The unsecured term loan facility expired concurrent with the closing of the sale of First Western on January 21, 2026, and the Company did not borrow any amounts under the facility prior to its maturity.
15. COMMITMENTS AND CONTINGENCIES
Loan Commitments—Commitments to extend credit are agreements to lend to a customer when the terms established in the contract are met. The Company’s outstanding commitments to fund loans were $7.9 million as of December 31, 2025, all of which are for prime-based loans to be originated by the Company’s subsidiary engaged in SBA 7(a) Small Business Loan Program lending, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. The Company’s lending business was sold in January 2026.
General—In connection with the ownership and operation of real estate properties, the Company has certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. The Company had a total of $5.2 million in future obligations under leases to fund tenant improvement as of December 31, 2025. As of December 31, 2025, $13.4 million was funded to reserve accounts included in restricted cash on the Company’s consolidated balance sheet for these tenant improvement obligations in connection with various mortgage loan agreements. Under the terms of the Sheraton Management Agreement, the Company is obligated to complete specific renovation projects at its hotel property (the “Sheraton Renovations”). As of December 31, 2025, the expected costs to complete the Sheraton Renovations was $4.1 million. As of December 31, 2025, the Company was entitled to receive an additional $3.3 million of key money under the Sheraton Management Agreement, to be made available to the Company upon completion of specific aspects of the Sheraton Renovation. The Company also has available borrowings of $1.2 million under a mortgage loan agreement at its hotel property which can be used to finance remaining costs related to the Sheraton Renovations.
Employment Agreements—The Company had an employment agreement with one of its officers. Under certain circumstances, this employment agreement provided for (1) severance payment equal to the annual base salary paid to the officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual base salary paid to the officer.
Litigation—The Company is not currently involved in any material pending or threatened legal proceedings nor, to the Company’s knowledge, are any material legal proceedings currently threatened against the Company, other than routine litigation arising in the ordinary course of business. In the normal course of business, the Company is periodically party to certain legal actions and proceedings involving matters that are generally incidental to the Company’s business. While the outcome of these legal actions and proceedings cannot be predicted with certainty, in management’s opinion, the resolution of these legal proceedings and actions will not have a material adverse effect on the Company’s business, financial condition, results of operations, cash flow or the Company’s ability to satisfy its debt service obligations or to maintain its level of distributions on its Preferred Stock or renew dividends on its Common Stock.
A subsidiary of the Company is a defendant in a lawsuit in connection with injuries sustained by a third-party contractor at a property previously owned by such subsidiary. Such subsidiary has reached an agreement in principle to settle the lawsuit with the plaintiff, pursuant to which such subsidiary’s share of the settlement payment is expected to be approximately $700,000. The Company anticipates that such payment will be made directly from the Company’s insurance carrier, which will be responsible for the entire payment. Accordingly, the Company does not expect this lawsuit to have any adverse effect on the Company’s business, financial condition, results of operations, cash flow or the Company’s ability to satisfy its debt service obligations or to maintain the level of distributions on the Company’s Preferred Stock or any renewed dividends on our Common Stock.
SBA Related—If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced under the SBA 7(a) Small Business Loan Program, the SBA may seek recovery of the principal loss related to the deficiency from the Company. As of December 31, 2025, the Company serviced an aggregate of $201.3 million of the guaranteed portion of SBA 7(a) loans. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from the Company in the event that a loss is deemed to be attributable to technical deficiencies. Based on historical experience, the Company does not expect that this contingency is probable to be asserted. However, if asserted, it could have a material adverse

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
effect on the Company’s business, financial condition, results of operations, cash flow or the Company’s ability to satisfy its debt service obligations or to maintain its level of distributions on our Preferred Stock or any renewed dividends on our Common Stock.
Environmental Matters—In connection with the ownership and operation of real estate properties, the Company may be potentially liable for costs and damages related to environmental matters, including asbestos-containing materials. The Company has not been notified by any governmental authority of any noncompliance, liability, or other claim in connection with any of the properties, and the Company is not aware of any other environmental condition with respect to any of the properties that management believes will have a material adverse effect on the Company’s business, financial condition, results of operations, cash flow or the Company’s ability to satisfy its debt service obligations or to maintain its level of distributions on our Preferred Stock or any renewed dividends on our Common Stock.
16. LEASES
Future minimum rental revenue under long-term operating leases as of December 31, 2025, excluding tenant reimbursements of certain costs, are as follows (excludes unconsolidated properties, in thousands):

Years Ended December 31,	Total
2026	$50,194
2027	32,751
2028	19,789
2029	15,955
2030	9,415
Thereafter	51,974
$180,078
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
The provision for income taxes results in effective tax rates that differ from federal and state statutory rates. A reconciliation of the provision for income tax attributable to the TRSs’ income from continuing operations computed at federal statutory rates to the income tax provision reported in the financial statements is as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Income from continuing operations before income taxes for TRSs	$(27)	$3,742

Expected federal income tax provision	$(6)	$785
State income taxes (1)	(55)	1
Investment Tax Credits	(183)	—
Change in valuation allowance	425	151
Other	316	(139)
Income tax provision	$497	$798

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
(1) State taxes in California made up the majority (greater than 50%) of the tax effect in this category.
The components of the Company’s net deferred tax asset, which are included in other assets, are as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating losses	$622	$196
Secured borrowings—government guaranteed loans	4	5
Other	422	286
Total gross deferred tax assets	1,048	487
Valuation allowance	(630)	(205)
	418	282
Deferred tax liabilities:
Loans receivable	—	—
	—	—
Deferred tax asset, net	$418	$282
The net operating loss carryforwards as of December 31, 2025 and 2024 were generated by TRSs and are available to offset future taxable income of these TRSs. The increase in the valuation allowance recorded in 2025 was $425,000.

Income taxes paid (net of refunds) for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Federal	$66	$845
State and Local	2	2
Income tax provision	$68	$847
The periods subject to examination for the Company’s federal and state income tax returns are 2022 through 2025. As of December 31, 2025 and 2024, no reserves for uncertain tax positions have been established and the Company does not anticipate any material changes in the amount of unrecognized tax benefits recorded to occur within the next 12 months.
The Tax Cuts and Jobs Act of 2017, signed into law in late December 2017, made sweeping changes to provisions of the Code applicable to businesses. The CARES Act, signed into law in March 2020, made additional changes to provisions on the Code applicable to businesses. The Inflation Reduction Act, signed into law in August 2022 also made changes to the Code applicable to businesses. The One Big Beautiful Bill, signed into law in July 2025 also made changes to the Code applicable to businesses. Management has reviewed these statutory changes and determined that the impact to the Company’s consolidated financial statements is not material.
18. SEGMENT DISCLOSURE
The Company’s reportable segments during the years ended December 31, 2025 and 2024 consist of three types of commercial real estate properties, namely, office, hotel and multifamily, as well as a segment for the Company’s lending business. As previously disclosed, we completed the sale of our lending business on January 21, 2026, and, as a result, our lending business will cease to be one of our reportable segments in future periods. Management internally evaluates the operating performance and financial results of the segments based on net operating income. The Company also has certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in Note 2.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
The net operating income (loss) of the Company’s segments for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Office (1), (2):
Revenues	$50,140	$54,283
Property expenses:
Operating	25,213	26,608
General and administrative	591	719
Total property expenses	25,804	27,327
Income (loss) from unconsolidated entities	(254)	462
Segment net operating income—office	24,082	27,418
Hotel:
Revenues	41,341	39,407
Property expenses:
Operating	29,491	27,807
General and administrative	107	148
Total property expenses	29,598	27,955
Segment net operating income—hotel	11,743	11,452
Multifamily (1), (2):
Revenues	15,783	19,515
Property expenses:
Operating	12,339	13,547
General and administrative	447	168
Total property expenses	12,786	13,715
(Loss) income from unconsolidated entities	(3,506)	(1,268)
Segment net operating income—multifamily	(509)	4,532
Lending:
Revenues	8,960	10,756
Lending expenses:
Interest expense	2,471	3,283
Expense reimbursements to related parties—lending segment	2,591	2,571
General and administrative (3)	(224)	1,702
Total lending expenses	4,838	7,556
Segment net operating income—lending	4,122	3,200
Total segment net operating income	$39,438	$46,602

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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
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
(2)Beginning on October 1, 2025, in connection with the 1910 Sunset JV’s commencement of leasing at the 1915 Park Project, the Company began reporting its share of the income from the operations of the 1915 Park Project in its multifamily segment, while income from the operations of the 1910 Sunset Office Building continue to be reported in its office segment.
(3)Lending segment general and administrative expenses for the year ended December 31, 2025 included the reversal of the CECL balance of $2.6 million in connection with the reclassification of the loans receivable as held-for-sale as of December 31, 2025, in connection with the sale of First Western.
A reconciliation of the Company’s segment net operating income to net income attributable to the Company for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Total segment net operating income	$39,438	$46,602
Interest and other income	445	551
Asset management and other fees to related parties	(1,356)	(1,797)
Expense reimbursements to related parties—corporate	(3,496)	(2,281)
Interest expense	(37,720)	(33,589)
General and administrative	(4,434)	(4,267)
Transaction-related costs	(1,475)	(1,382)
Depreciation and amortization	(27,081)	(27,373)
Loss on early extinguishment of debt	(88)	(1,416)
Impairment of real estate	(3,692)	—
Loss on assets held for sale	(298)	—
Gain on sale of real estate	679	—
Loss before provision for income taxes	(39,078)	(24,952)
Provision for income taxes	(497)	(798)
Net loss	(39,575)	(25,750)
Net loss attributable to noncontrolling interests	573	575
Net loss attributable to the Company	$(39,002)	$(25,175)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024
and for the Years Ended December 31, 2025 and 2024 (Continued)
The condensed assets for each of the segments as of December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
	(in thousands)
Condensed assets:
Office (1)	$402,151	$421,438
Hotel	114,994	108,963
Multifamily (1)	270,645	279,308
Lending (2)	67,867	71,192
Non-segment assets	3,530	8,654
Total assets	$859,187	$889,555

(1)Beginning in the quarter ended December 31, 2024, the Company reclassified its consolidated property located at 4750 Wilshire Boulevard (Backlot) in Los Angeles, California to include the property in the multifamily segment, from its previous classification in the office segment. In the above table, the assets related to 4750 Wilshire Boulevard (Backlot) as of December 31, 2025 and 2024 are included in with Multifamily.
(2)As of December 31, 2025, the Company had reclassified $65.9 million of lending segment assets as held-for-sale, in connection with the sale of First Western.

19. SUBSEQUENT EVENTS
As previously announced on November 12, 2025, the Company and First Western entered into the Membership Interest Purchase Agreement with the Buyer. The Closing occurred on January 21, 2026. At the Closing, pursuant to the Membership Interest Purchase Agreement, and upon the terms and subject to the conditions therein, Buyer purchased from the Company all of the issued and outstanding equity interests of First Western SBLC, LLC for a purchase price of approximately $44.9 million (which is net of the outstanding balance of debt related to the 2023 securitization of certain loan receivables), subject to adjustment. At the Closing and upon giving effect to the payment of other debt, transaction expenses and other matters, the Transactions yielded net cash proceeds to the Company of approximately $31.2 million, after giving effect to transaction costs and the repayment of the $10.4 million balance on the Lending Division Revolving Credit Facility.

On February 13, 2026, the Company and the lender under the variable rate mortgage loan secured by our office property at 3601 S Congress, Avenue in Austin, Texas (the “Penn Field Mortgage”) executed an amendment to the Penn Field Mortgage to provide additional borrowing advances in the amount of $2.5 million under the Penn Field Mortgage.

Schedule III—Real Estate and Accumulated Depreciation
December 31, 2025
(in thousands)

		Initial Cost		Net Improvements (Write-Offs) Since Acquisition	Gross Amount at Which Carried (1)
Property Name, City and State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Acc. Deprec.	Year Built / Renovated	Year of Acquisition
Office
3601 S Congress Avenue
Austin, TX	31,600	$9,569	$18,593	$15,439	$9,569	$34,032	$43,601	$13,154	1918 / 2001 & 2020	2007
1 Kaiser Plaza
Oakland, CA	97,100	9,261	113,619	4,089	9,261	117,708	126,969	51,741	1970 / 2008	2008
2 Kaiser Plaza Parking Lot (2)
Oakland, CA	—	10,931	110	158	8,345	2,854	11,199	—	N/A	2015
11600 Wilshire Boulevard (3)
Los Angeles, CA	—	3,477	18,522	2,698	3,477	21,220	24,697	9,027	1955	2010
11620 Wilshire Boulevard (3)
Los Angeles, CA	—	7,672	51,999	8,870	7,671	60,870	68,541	24,868	1976	2010
4750 Wilshire Boulevard
Los Angeles, CA	—	4,000	—	443	4,000	443	4,443	—	1984 / 2014	2014
Lindblade Media Center (4)
Los Angeles, CA	5,000	6,341	11,568	627	6,341	12,195	18,536	3,200	1930 & 1957 / 2010	2014
1037 N Sycamore
Los Angeles, CA	—	1,839	1,094	135	1,839	1,229	3,068	157	2000 / 2021	2021
1130 Howard Street
San Francisco, CA	—	8,290	10,480	(220)	8,290	10,260	18,550	2,068	1930 / 2016 & 2017	2017
9460 Wilshire Boulevard (3)
Los Angeles, CA	—	52,199	76,730	10,844	52,199	87,574	139,773	17,287	1959 / 2008	2018
1021 E 7th Street
Austin, TX	—	4,979	733	(119)	4,979	614	5,593	194	1972 / 2001	2020
1007 E 7th Street (5)
Austin, TX	—	1,866	6	38	1,866	44	1,910	1	1920	2022
Multifamily
3101 S Western Avenue
Los Angeles, CA	—	2,279	—	1,351	2,279	1,351	3,630	1	N/A	2022
3022 S Western Avenue
Los Angeles, CA	—	5,638	156	1,957	5,638	2,113	7,751	27	N/A	2022
3109 S Western Avenue
Los Angeles, CA	—	712	2	233	712	235	947	1	N/A	2022
Channel House
Oakland, CA	81,000	17,214	103,553	366	17,208	103,925	121,133	9,350	2021	2023
1150 Clay (6)
Oakland, CA	66,304	16,643	115,828	256	16,141	116,586	132,727	10,780	2021	2023
F3 Land Site
Oakland, CA	—	251	—	41	250	42	292	—	N/A	2023
466 Water Street Land Site
Oakland, CA	—	2,505	—	153	2,500	158	2,658	—	N/A	2023
Hotel
Sheraton Grand Hotel
Sacramento, CA	90,955	3,498	107,447	28,651	3,498	136,098	139,596	49,424	2025	2008
Sheraton Grand Hotel Parking & Retail (6)
Sacramento, CA	—	6,551	10,996	315	6,551	11,311	17,862	4,109	2001	2008
	$371,959	$175,715	$641,436	$76,325	$172,614	$720,862	$893,476	$195,389

(1)The aggregate gross cost of property included above for federal income tax purposes approximates $1.1 billion (unaudited) as of December 31, 2025.
(2)Net improvements (write-offs) since acquisition includes impairments of $3.5 million.
(3)Collectively, these properties collateralize a secured fixed rate mortgage, which had a $105.0 million outstanding balance as of December 31, 2025.
(4)Includes 8944 Lindblade Street and 8960 & 8966 Washington Boulevard.
(5)Net improvements (write-offs) since acquisition includes impairments of $221,000.
(6)During the year ended December 31, 2025, there was a partial land sale related to this property thus reducing its land cost basis by $486,000.
(7)This property also collateralizes the Sheraton Grand Hotel’s variable rate mortgage, which has a $91.0 million outstanding balance as of December 31, 2025.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2025
(in thousands)
The following table reconciles the Company’s investments in real estate from January 1, 2024 to December 31, 2025:

	Year Ended December 31,
	2025	2024
	(in thousands)
Investments in Real Estate
Balance, beginning of period	$894,785	$868,878

Additions:
Improvements	17,968	29,329
Property acquisitions	—	—
Deductions:
Asset sales	(486)	—
Impairment	(3,692)	—
Retirements	(15,099)	(3,422)
Balance, end of period	$893,476	$894,785
The following table reconciles the accumulated depreciation from January 1, 2024 to December 31, 2025:

	Year Ended December 31,
	2025	2024
	(in thousands)
Accumulated Depreciation
Balance, beginning of period	$(185,591)	$(164,116)

Additions: depreciation	(24,897)	(24,897)
Deductions:
Assets held for sale	—	—
Asset sales	—	—
Retirements	15,099	3,422
Balance, end of period	$(195,389)	$(185,591)

Schedule IV—Mortgage Loans on Real Estate
December 31, 2025
(dollars in thousands, except footnotes)

												Principal
												Amount of
												Loans Subject
Geographic	Number						Final			Carrying		to Delinquent
Dispersion of	of	Size of Loans					Maturity			Amount of		Principal or
Collateral	Loans	From	To	Interest Rate (2)			Date Range			Mortgages		“Interest”

SBA 7(a) Loans - States 2% or greater (1) :
Ohio	19	$41	$1,141	8.25%	to	9.75%	08/08/42	—	12/19/50	$10,794		$—
Texas	18	$18	$821	8.25%	to	10.00%	07/13/34	—	03/29/49	5,737		—
Michigan (3)	10	$22	$916	8.25%	to	9.50%	03/27/38	—	12/18/48	3,299		—
Pennsylvania	6	$287	$646	8.25%	to	10.00%	03/05/40	—	10/26/49	2,850		—
West Virginia	5	$199	$944	8.25%	to	10.00%	05/07/46	—	11/06/49	2,530		—
Florida	8	$95	$735	8.50%	to	10.00%	06/29/32	—	06/27/49	2,291		—
Indiana	5	$111	$904	8.75%	to	9.75%	05/17/41	—	08/26/46	2,014		—
Louisiana (4)	4	$114	$698	8.25%	to	9.50%	01/30/48	—	03/12/50	1,653		964
New York	5	$55	$704	9.25%	to	10.00%	11/22/31	—	12/07/48	1,653		—
Kentucky	6	$46	$421	9.00%	to	10.00%	03/11/33	—	05/08/48	1,462		415
Oklahoma	6	$8	$502	8.25%	to	10.00%	07/26/26	—	12/03/50	1,452		—
California	2	$453	$833	8.25%	to	8.50%	09/27/48	—	11/22/49	1,286		—
Illinois	6	$164	$271	8.75%	to	9.50%	02/14/43	—	07/09/50	1,262		—
Mississippi	3	$121	$617	9.00%	to	10.00%	11/04/36	—	11/17/49	1,241		—
North Carolina	4	$101	$709	9.00%	to	9.75%	11/25/44	—	04/25/47	1,190		—
Colorado (5)	5	$59	$328	8.25%	to	9.75%	02/17/41	—	05/27/50	1,184		382
Washington	1	$1,115	$1,115	8.75%	to	8.75%	10/12/48	—	10/12/48	1,114		—
Montana	3	$208	$482	8.25%	to	8.25%	10/10/48	—	07/03/50	1,031		—
North Dakota	4	$121	$411	8.25%	to	9.25%	02/26/48	—	12/26/49	966		—
Tennessee	3	$141	$541	8.50%	to	9.50%	06/07/46	—	10/02/49	905		—
Alabama (6)	3	$192	$344	9.50%	to	9.75%	12/28/42	—	03/16/46	815		509
Kansas	3	$121	$345	8.50%	to	10.00%	03/03/35	—	11/12/49	782		—
Wisconsin	2	$148	$471	9.00%	to	9.50%	02/27/43	—	06/09/46	619		—
Nevada	2	$237	$372	8.25%	to	8.25%	09/25/50	—	12/29/50	608		—
South Carolina	2	$259	$341	9.00%	to	10.00%	11/06/40	—	11/30/43	586		—
Missouri	2	$79	$334	8.75%	to	9.25%	12/14/29	—	03/17/50	414		—
New Mexico	1	$332	$332	8.25%	to	8.25%	04/19/48	—	04/19/48	333		—
Georgia	1	$305	$305	9.25%	to	9.25%	08/11/47	—	08/11/47	305		—
Virginia	2	$108	$159	8.75%	to	9.25%	06/29/46	—	12/15/47	268		—
Arkansas	1	$244	$244	9.25%	to	9.25%	09/06/43	—	09/06/43	244		—
Other	5	$149	$226	8.25%	to	8.25%	12/26/49	—	12/26/49	941		—
Government guaranteed portions (7)										1,013		—
Subject to secured borrowings (8)										1,309		—
Current expected credit losses										(2,196)		—
	147									$51,955	(9)	$2,270

(1)All first lien position except $1,050,000 of loans with subordinate lien positions.
(2)Interest rates are variable at spreads over the prime rate unless otherwise noted.
(3)Includes a loan with a retained face value of $134,000 and a fixed interest rate of 9.00%.
(4)Includes a loan with a retained face value of $964,000, a valuation reserve of $152,000 and a fixed interest rate of 9.50%.
(5)Includes a loan with a retained face value of $382,000 and a fixed interest rate of 9.75%.
(6)Includes a loan with a retained face value of $509,000, a valuation reserve of $103,000 and a fixed interest rate of 9.50%.
(7)Represents the government guaranteed portions of the Company’s SBA 7(a) loans detailed above retained by us. As there is no risk of loss to us related to these portions of the guaranteed loans, the geographic information is not presented as it is not meaningful.

(8)Represents the guaranteed portion of SBA 7(a) loans which were sold with the proceeds received from the sale reflected as secured borrowings. For Federal income tax purposes, these proceeds are treated as sales and reduce the carrying value of loans receivable.
(9)For Federal income tax purposes, the aggregate cost basis of the Company’s loans was approximately $52.2 million (unaudited).
Note: All of the Company’s mortgage loans on real estate were sold in January 2026.

Schedule IV—Mortgage Loans on Real Estate (Continued)
December 31, 2025
(in thousands)

	Year Ended December 31,
	2025	2024
Balance, beginning of period	$56,210	$57,005

Additions during period:
New loans	24,873	40,255
Other - deferral of loan origination costs	422	806
Other - bad debt recovery	(524)	(352)
Reversal of CECL(1)	2,557	—
Other - accretion of loan discounts, net of amortization of deferred origination costs	1,471	1,397

Deductions during period:
Collections of principal	(10,379)	(12,484)
Cost of mortgages sold, net	(20,117)	(30,417)
Balance, end of period	$54,513	$56,210

(1)The Company’s CECL balance of $2.6 million was reversed as a result of the Company’s loans receivable being reclassified as held for sale at December 31, 2025.