Form 10-K/A
period 2025-12-31
Creative Media & Community Trust Corp
filed 2026-04-29
CIK 908311

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
As of April 24, 2026, the registrant had outstanding 2,639,158 shares of common stock, par value $0.001 per share.

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Creative Media & Community Trust Corporation (the “Company,” “we,” “us” or “our”) for the year ended December 31, 2025, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2026 (the “Original Form 10-K”).
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

Important Note

On March 26, 2026, the Company effected a 1-for-10 reverse stock split on its Common Stock, and on April 20, 2026, the Company effected a 1-for-10 reverse stock split on its Common Stock (collectively, the “Reverse Stock Splits”). Unless otherwise specified, all Common Stock and per share of Common Stock amounts set forth in this amendment have been adjusted to give retroactive effect to the Reverse Stock Splits.

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

Name	Age	Position
Douglas Bech	80	Director (independent)
John Hope Bryant	60	Director (independent)
Marcie Edwards	69	Director (independent)
Shaul Kuba	63	Director
Richard Ressler	67	Director and Chairman of the Board
Avraham Shemesh	64	Director
Elaine Wong	46	Director (independent)

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

John Hope Bryant has served as a director of the Company since November 2022. Mr. Bryant is chairman and chief executive officer of Bryant Group Ventures and former founder, chairman, and CEO The Promise Homes Company (“TPHC”), the largest for-profit minority controlled owner of institutional-quality, single-family residential rental homes in the U.S. Bryant founded TPHC as a start-up idea in the summer of 2017, and, by the summer of 2021, it had become the largest minority controlled single family home rental company in the nation. Further, Mr. Bryant has served as a director of Nextdoor Holdings, Inc. since November 2021 and currently serves on its Nominating, Corporate Governance, and Corporate Responsibility Committee. Mr. Bryant is also the Founder, Chairman, and Chief Executive Officer of Operation HOPE, Inc., the largest not-for-profit and best-in-class provider of financial literacy, financial inclusion, and economic empowerment tools and services in the United States for youth and adults. He has served as an advisor to three sitting U.S. presidents from both political parties. Mr. Bryant is a founding member of the Clinton Global Initiative and a member of the World Economic Forum’s “The Forum of Young Global Leaders.” In addition, he hosts a national podcast series on iHeart and is a regular guest on CNBC’s Squawk Box, a columnist for Bloomberg Opinion and a contributor to Huffington Post and Black Enterprise. Mr. Bryant was selected to serve as a director because of his experience as an entrepreneur and a real estate investor, his leadership skill and his deep connections to the community, all of which are expected to bring valuable insight to the Board.

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

Shaul Kuba has served as a director of the Company since March 2014 and chief investment officer of the Company since March 2023. Mr. Kuba is a co-founder, principal and president of CIM’s Real Asset Services division with more than 30 years of active real estate, infrastructure and lending experience. Since co-founding CIM Group, L.P. (together with its controlled affiliates, “CIM”) in 1994, Mr. Kuba has been an integral part of building CIM Group, L.P.’s platforms. As a principal and head of CIM Group, L.P.’s Development Group, he is actively involved in the development, redevelopment and repositioning of CIM Group, L.P.’s real estate assets. Additionally, Mr. Kuba is instrumental in sourcing new opportunities and establishing and maintaining relationships with national and regional retailers, hospitality brands and restaurateurs. He serves on CIM Group, L.P.’s Investment, Allocation and Real Asset Management Committees, as well as various subcommittees, and provides guidance on the diverse opportunities across CIM’s platforms. He also serves as an officer of various affiliates of CIM. Prior to CIM Group, L.P., Mr. Kuba was involved in a number of successful entrepreneurial real estate activities including co-founding Dekel Development, a developer of commercial and multifamily properties in Los Angeles. Mr. Kuba was selected to serve as a director because of his significant experience with the real estate development and sourcing new transactions as a result of his experience with CIM Group L.P., including as co-founder thereof, as well as his leadership roles at CIM Group L.P., all of which are expected to bring valuable insight to the Board of Directors.

Richard Ressler has served as director and chairman of the Company since March 2014. Mr. Ressler is the founder and president of Orchard Capital Corporation (“Orchard Capital”), a firm that provides consulting and advisory services to companies in which Orchard Capital or its affiliates invest. Through his affiliation with Orchard Capital, Mr. Ressler serves in various senior capacities with, among others, (i) CIM Group, L.P. (together with its controlled affiliates, “CIM”), a community-focused real estate and infrastructure owner, operator, lender and developer and the indirect parent of CIM Real Estate Finance Management, LLC, the external manager of CIM Real Estate Finance Trust, Inc. (“CMFT”), (ii) Orchard First Source Asset Management Holdings, LLC ( “OFSAM Holdings”), a holding company consisting of asset management businesses, including OFS Capital Management, LLC, a registered investment adviser focusing primarily on investments in middle-market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments and other registered investment advisers focusing primarily on investments in broadly syndicated loan, and (iii) OCV Management, LLC (“OCV”), an investor, owner and operator of technology companies. Mr. Ressler also serves as a board member for various public and private companies in which Orchard Capital or its affiliates invest. Mr. Ressler served as non-executive chairman of the board of Ziff Davis, Inc. (NASDAQ: ZD), formerly known as j2Global, Inc., from 1997 until May 2022 and as its chief executive officer from 1997 to 2000. In addition, he has also served as the chief executive officer and president and as a director of CIM Real Estate Finance Trust, Inc. (“CMFT”), a non-listed REIT operated by an affiliate of CIM that invests in net lease core real estate assets as well as real estate loans and other credit investments, since February 2018, and has served as chairman of its board of directors since August 2018. Mr. Ressler has served as the chairman of the investment risk management committee of CMFT since April 2022 and served as a member of the nominating and corporate governance committee from August 2018 to March 2022. Mr. Ressler served as the chief executive officer, president and a director of CIM Income NAV, Inc. (“CIM Income NAV”) from February 2018 to December 2021 and as Chairman of the board of directors of CIM Income NAV from

August 2018 to December 2021 until CIM Income NAV’s merger with and into CMFT in December 2021. Mr. Ressler served as the chief executive officer, president, and director of Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) from February 2018 and as chairman of its board of directors from August 2018 until CCIT III’s merger with and into CMFT in December 2020. Mr. Ressler also served as a director of Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) from January 2019 until CCIT II’s merger with Peakstone Realty Trust (f/k/a Griffin Realty Trust, Inc. (“GRT”)) in March 2021. He served as a director of Cole Credit Property Trust V, Inc. (“CCPT V”) from January 2019 to October 2019.

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

Avraham Shemesh has served as a director of the Company since March 2014. Mr. Shemesh is a co-founder, principal and president of CIM’s Real Asset Management division with more than 30 years of active real estate, infrastructure and lending experience. Since co-founding CIM Group, L.P. (together with its controlled affiliates, “CIM”) in 1994, Mr. Shemesh has been instrumental in building CIM Group, L.P.’s real estate, infrastructure and debt platforms. He serves on CIM Group, L.P.’s Investment, Allocation, Real Assets Management and Valuation Committees, as well as various subcommittees, providing guidance on the diverse opportunities available across CIM’s various platforms. Mr. Shemesh is responsible for CIM’s long-time relationships with strategic institutions and oversees teams essential to acquisitions, portfolio management and internal and external communication. He serves as an officer of various affiliates of CIM. In addition, Mr. Shemesh served as a director of CMFT from March 2019 until February 2024. He served as a director of CIM Income NAV from January 2019 to December 2021 when CIM Income NAV merged with CMFT. He also served as the chief executive officer and president and as a director of CCIT II from February 2018, and as chairman of the board of directors of CCIT II from August 2018 until CCIT II’s merger with GRT in March 2021. Until the mergers of such entities with and into CMFT in December 2020, he served as the Chief Executive Officer and as a director of CCPT V beginning in March 2018, as Chairman of the board of directors of CCPT V beginning in August 2018, and as a director of CCIT III beginning in January 2019. Prior to CIM Group, L.P., Mr. Shemesh was involved in a number of successful entrepreneurial real estate activities, including co-founding Dekel Development, a developer of a wide variety of commercial and multifamily properties in Los Angeles. Mr. Shemesh was selected to serve as a director because of his significant experience with the real estate acquisition process and strategic planning as a result of his experience with CIM Group L.P., including as co-founder thereof, as well as his leadership roles at CIM and CMFT, all of which are expected to bring valuable insight to the Board of Directors.

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

Executive Officers

Set forth below are the names of the persons who are our executive officers as of the date hereof, their ages and their positions with the Company. Each executive officer will serve until his successor is duly appointed, or until his earlier death, resignation or removal from office. As previously disclosed, on January 21, 2026, Barry N. Berlin resigned from his roles with the Company as an Executive Vice President of the Company, Chief Financial Officer of the Company, Treasurer of the Company and Secretary of the Company, and Brandon Hill was appointed as Chief Financial Officer of the Company and Treasurer of the Company.

Name	Age	Position
David Thompson	62	Chief Executive Officer
Brandon Hill	39	Chief Financial Officer and Treasurer
Shaul Kuba	63	Chief Investment Officer
David Thompson has been Chief Executive Officer of the Company since March 2019. Mr. Thompson served as the Chief Financial Officer of the Company from March 2014 to March 2019. Mr. Thompson is also a Principal, Chief Financial Officer of CIM Group, L.P. and serves on CIM Group, L.P.’s Investment and Valuation Committees. He also serves on the CIM Group, L.P. Investment Committee Credit Sub-Committee. In addition, Mr. Thompson has served as the Chief Executive Officer and Trustee of CIM Real Assets & Credit Fund, a closed-ended interval fund that seeks to invest in a mix of institutional-quality real estate and credit assets, since February 2019. In February 2024, Mr. Thompson was elected as a Trustee of CIM Commercial Lending REIT, a subsidiary of a public, non-listed REIT, CIM Real Estate Finance Trust, Inc., which is managed by an affiliate of CIM Group, L.P. Prior to joining CIM Group, L.P. in 2009, Mr. Thompson spent 15 years with Hilton Hotels Corporation, most recently as Senior Vice President and Controller, where he was responsible for worldwide financial reporting, financial planning and analysis, internal control and technical accounting compliance. Mr. Thompson’s experience includes billions of dollars of real estate acquisitions and dispositions in the office, retail, multifamily, hotel, gaming and timeshare sectors, as well as significant capital markets experience. Mr. Thompson began his career as a CPA in the Los Angeles office of Arthur Andersen & Co. Mr. Thompson received a B.S. degree in Accounting from the University of Southern California.

Brandon Hill has been Chief Financial Officer of the Company since January 2026. Mr. Hill is also the 1st Vice President, Fund Accounting & Reporting of CIM Group, L.P. and has over 15 years of experience in various accounting roles. He joined CIM Group, L.P. in 2018. Prior to joining CIM Group, L.P., Mr. Hill served as the Director – Accounting of VEREIT, Inc., a real estate investment trust that later merged into Realty Income (NYSE: “O”). Mr. Hill has experience with and is responsible for financial reporting, accounting, related internal controls, and SEC filings. Mr. Hill began his career as a C.P.A. in the Arizona office of Deloitte. Mr. Hill received a B.S. and M.S. degree in Accounting from the W.P. Carey School of Business – Arizona State University.

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

Contacting the Board. The Board welcomes your questions and comments. If you would like to communicate directly with the Board, or if you have a concern related to the Company’s business ethics or conduct, financial statements, accounting practices or internal controls, then you may submit your correspondence to the Secretary of the Company, at 4700 Wilshire Boulevard, Los Angeles, California 90010, or you may call the Ethics Hotline at 1-800-292-4496. All communications will be forwarded to the Audit Committee, which in turn may forward certain communications to the entire Board in its discretion.

Code of Ethics. The Board has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, the Operator (as defined below) and the Administrator (as defined below), including the Company’s principal executive officer and principal financial and accounting officer (the “Code of Ethics”).

If the Board amends any provisions of the Code of Ethics that applies to the Company’s principal executive officer or any other executive officer of the Company or grants a waiver in favor of any such persons, the Company intends to satisfy its disclosure requirements by disclosing the amendment or waiver in a Current Report on Form 8-K filed with the SEC within four business days following such amendment or waiver.

The Company’s Code of Business Conduct and Ethics may be found on the Company’s website at https://shareholders.creativemediacommunity.com/corporate-overview/corporate-governance in the section entitled “Governance Documents.” Such information is not incorporated by reference in this amendment of the Company's Annual Report on Form 10-K.

Meetings of the Board

The Board held a total of five meetings during the year ended December 31, 2025. Each director attended at least 75 percent of the aggregate number of Board meetings and the meetings of committees on which he or she served during 2025. Directors are encouraged to attend the annual meeting of stockholders of the Company. The majority of members of our Board virtually attended our 2025 annual meeting of stockholders.

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

During 2025, the Audit Committee held five meetings.

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
During 2025, the Compensation Committee held one meeting.

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

During 2025, the Nominating and Corporate Governance Committee held one meeting.

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

Identifying and Evaluating Nominees. The Nominating and Corporate Governance Committee may consider those factors it deems appropriate in evaluating director candidates as outlined above. The skills and personality of each director should fit with those of the other directors in building a Board that is effective, collegial and responsive to the needs of the Company. The Nominating and Corporate Governance Committee may consider candidates for the Board from any reasonable source, including current board members, stockholders, professional search firms or other persons. The Nominating and Corporate Governance Committee does not evaluate candidates differently based on who has made the recommendation. The Nominating and Corporate Governance Committee may hire and pay a fee to consultants or search firms to assist in the process of identifying and evaluating candidates; however, no such consultant or search firm was engaged in the year ended December 31, 2025.

Stockholder Nominees. The Nominating and Corporate Governance Committee will consider properly submitted stockholder nominees for election to the Board and will apply the same evaluation criteria in considering such nominees as it would to persons nominated under any other circumstances. Any stockholder nominations proposed for consideration by the Nominating and Corporate Governance Committee should include the nominee’s name and sufficient biographical information to demonstrate that the nominee meets the qualification requirements for board service as set forth under “—Director Qualifications.” The nominee’s written consent to the nomination should also be included with the nomination submission, which should be sent in accordance with the provisions of our bylaws and addressed to: Mr. Christopher Filosa, Secretary of the Company, 4700 Wilshire Boulevard, Los Angeles, California 90010.

Additional information regarding submitting stockholder proposals is set forth in our bylaws. Stockholders may request a copy of our bylaws from the Company’s Secretary, Mr. Christopher Filosa, Secretary of the Company, Creative Media & Community Trust Corporation, 4700 Wilshire Boulevard, Los Angeles, California 90010.

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

Based solely upon a review of these reports, and upon representations from certain of such persons, we believe that all SEC ownership reporting requirements applicable to our directors, executive officers and beneficial owners of more than 10% of the common stock of the Company, par value $0.001 per share ("Common Stock"), were satisfied on a timely basis during and with respect to the fiscal year ended December 31, 2025.

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

Item 11. Executive Compensation
Compensation Discussion and Analysis
Background
This Compensation Discussion and Analysis relates to compensation paid to the Company’s named executive officers during fiscal year 2025.
2025 Named Executive Officers
The following individuals were our named executive officers during 2025:

Name	Title
David Thompson	Chief Executive Officer
Barry N. Berlin (1)	Chief Financial Officer and Secretary; Executive Vice President and Treasurer
(1) As previously disclosed, Mr. Berlin resigned from his roles with the Company on January 21, 2026.

The Company is externally operated by the Operator, an affiliate of CIM Group, L.P. In addition, CIM Service Provider, LLC (the “Administrator”), a subsidiary of CIM Group, L.P., provides certain administrative services to the Company and its subsidiaries. Mr. Thompson, chief executive officer is employed by an affiliate of the Operator and the Administrator and his compensation is determined by, and paid to him directly by, such affiliate. The Company did not pay Mr. Thompson any compensation in 2025 and 2024. Therefore, the compensation of Mr. Thompson is not discussed in this Compensation Discussion and Analysis.

Mr. Berlin was appointed chief financial officer and secretary of the Company on August 10, 2022. While Mr. Berlin had an employment agreement with the Company as described below under “—Potential Payments Upon Termination or Change in Control,” Mr. Berlin was jointly employed by the Company and an affiliate of the Operator and the Administrator. In each of 2025 and 2024, Mr. Berlin’s compensation was paid by an affiliate of the Operator and the Administrator. Such affiliate was then reimbursed by the Company. In each of 2025 and 2024, the amount of the reimbursement was based on Mr. Berlin’s time spent working on matters pertaining to the lending business of the Company. In each of 2025 and 2024, such affiliate did not seek reimbursement from the Company for the time that Mr. Berlin spent in his role as Chief Financial Officer of the Company.

Role of Management and the Board in the Compensation Setting Process

Management of the Company and the Board had no role in setting the compensation of Mr. Berlin.

Stockholder Advisory Vote

Because stockholders expressed support for the Company’s executive compensation programs in 2025 by approving such programs, on an advisory basis, the Compensation Committee did not make any changes to the Company’s executive compensation programs in 2025.

Compensation Policies and Practices in Relation to Risk Management

As of December 31, 2025, the Company had five employees. Four of such employees were in the Company’s lending segment while one employee spent a substantial portion of the time that he devoted to the Company on matters relating to the lending segment. As of the date of this Amendment, we have no employees. Accordingly, the Compensation Committee does not believe that the Company’s compensation policies and practices are reasonably likely to have a material adverse effect on the Company.

Use of Independent Compensation Consultant

The Compensation Committee did not engage the services of an independent compensation consultant in 2025.

Determining 2025 Executive Compensation

As described above, Mr. Thompson is employed and paid by an affiliate of the Operator and the Administrator and did not receive any compensation from the Company. Therefore, his compensation is not discussed herein. In each of 2025 and 2024, as described above under “—2025 Name Executive Officers,” Mr. Berlin’s compensation that was attributable to the time that he spent in his role as chief financial officer of the Company was not borne by the Company but by an affiliate of the Operator and the Administrator. Accordingly, the Board did not play a role in determining Mr. Berlin’s compensation.

2025 Base Salary and Annual Cash Incentive

Mr. Berlin’s compensation that was attributable to the time that he spent in his role as chief financial officer of the Company was not borne by the Company but by an affiliate of the Operator and the Administrator as described above under “—2025 Name Executive Officers.” Accordingly, the Board did not play a role in determining Mr. Berlin’s compensation.

Severance and Change in Control Agreements

Mr. Berlin’s employment agreement with the Company provided for a severance payment as specified therein and as described below. In connection with Mr. Berlin’s resignation, on November 6, 2025, the Company, CIM Group, L.P., CIM SBA Staffing, LLC (“CIM SBA Staffing) and Mr. Berlin entered into a Separation Agreement and General Mutual Release of all Claims (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Berlin received from the Company (i) a severance payment of $350,000 and (ii) an additional payment of $250,000, and CIM Group, L.P. purchased 1,980.983 of Mr. Berlin’s vested shares of CMFT. Additionally, pursuant to the Separation Agreement, Mr. Berlin and CIM SBA Staffing have agreed to a mutual general release of claims.

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

COMPENSATION COMMITTEE
Douglas Bech, Chairman
Elaine Wong

Summary Compensation Table

The table below sets forth information concerning compensation of each of our named executive officers for the years ended December 31, 2025 and, 2024, respectively. As described in the Compensation Discussion and Analysis, Mr. Thompson is employed by an affiliate of the Operator and the Administrator and his compensation is determined by, and paid to them directly by, such affiliate. The Company did not pay Mr. Thompson any compensation in 2025 or 2024.

Mr. Berlin was jointly employed by the Company and an affiliate of the Operator and the Administrator. Mr. Berlin had an employment agreement with the Company, which agreement is described below under “—Potential Payments Upon Termination or Change in Control.” Mr. Berlin became the chief financial officer and secretary of the Company in August 2022. In each of 2025 and 2024, Mr. Berlin’s compensation was paid by an affiliate of the Operator and the Administrator. Such affiliate was then reimbursed by the Company based on Mr. Berlin’s time spent working on matters pertaining to the lending business of the Company.The amount of such reimbursement is provided in the table below.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation(2)	Total
David Thompson	2025	$—	$—	$—	$—	$—
Chief Executive Officer	2024	$—	$—	$—	$—	$—
Barry N. Berlin	2025	$147,000	$73,500	$—	$5,607	$226,107
Chief Financial Officer and Secretary; Executive Vice President and Treasurer(1), (2)	2024	$134,689	$87,392	$—	$6,487	$228,568
___________________

(1)    Mr. Berlin was appointed chief financial officer and secretary of the Company on August 10, 2022. Please see the disclosure under the first paragraph of “—Summary Compensation Table” regarding the information provided with respect to Mr. Berlin’s position. As previously disclosed, Mr. Berlin resigned from his roles with the Company on January 21, 2026.
(2)    See table below for a breakdown of all other compensation.
All other compensation paid to the Company’s named executive officers in the table above consisted of the following:

Name	Year	Unused Vacation Pay	Tax Qualified 401(k) Plan	Automobile Allowance	Other	Total
Barry N. Berlin	2025	$—	$2,835	$2,772	$—	$5,607
	2024	$—	$2,598	$2,540	$1,350	$6,487
Grants of Plan Based Awards

There were no grants of equity or other plan based awards to our named executive officers during 2025.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards held by our named executive officers as of December 31, 2025.

Option Exercises and Stock Vested in 2025

There were no equity awards that were exercised or vested with respect to our named executive officers during the fiscal year ended December 31, 2025.

Potential Payments Upon Termination or Change in Control

Mr. Berlin was party to an executive employment agreement (an “Executive Employment Agreement”) with the Company, which became effective upon the consummation of a merger between the Company’s predecessor and a fund managed by an affiliate of the Operator and the Administrator on March 11, 2014. Under the Executive Employment Agreement, Mr. Berlin was entitled to a minimum annual salary of $350,000 (provided that, as discussed above under “—Summary Compensation Table,” Mr. Berlin’s compensation was paid by an affiliate of the Operator and the Administrator). The Executive Employment Agreement also entitled Mr. Berlin to health insurance coverage for himself, his wife and his dependent children, and a monthly automobile allowance of $550.

If Mr. Berlin was unable to perform his services due to illness or total incapacity (to be determined based on standards similar to those utilized by the U.S. Social Security Administration), the Executive Employment Agreement entitled Mr. Berlin to receive his full salary for up to one year of such incapacity, reduced by any amounts paid by any Company-provided insurance. If Mr. Berlin’s total incapacity continued beyond one year and he was not thereafter able to devote full time to his employment with the Company, then his employment and his Executive Employment Agreement would terminate.

If Mr. Berlin had died during his employment with the Company before reaching the age of seventy, his estate would have been entitled to a payment of two times his annual salary plus unused vacation pay. The Company-paid amount of such death benefits would have been made over the course of twelve months, and would be offset by any amounts paid under any group life insurance issued by the Company.

In the event that Mr. Berlin’s employment was terminated by the Company for Cause (as defined below), or if Mr. Berlin resigned his employment with the Company, he would have been entitled to receive only his base salary then in effect through the date of termination, and all benefits accrued through the date of termination. If the Company terminated Mr. Berlin’s employment without Cause, Mr. Berlin would have been entitled to receive a severance payment in an amount equal to his annual base salary then in effect, to be paid out in a lump sum on the 60th day following his termination date, conditioned upon the execution of a general release of claims.

For purposes of the Executive Employment Agreement, “Cause” meant (1) the intentional, unapproved material misuse of corporate funds, (2) professional incompetence or (3) acts or omissions constituting gross negligence or willful misconduct of executive’s obligations or otherwise relating to the business of the Company.

Assuming all vacation days are taken and all reasonable business expenses had been reimbursed, based on the Company’s best estimate, assuming the applicable scenario occurred on December 31, 2025, the Company would have owed Mr. Berlin $700,000 (representing two times his annual base salary) if he died or $350,000 (representing his annual base salary) if he became disabled or if the Company terminated his employment without Cause.

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

Year	Summary Compensation Table Total for PEO ($)(1)	Compensation Actually Paid to PEO ($)(1)	Average Summary Compensation Table Total for Other NEOs ($)(2)	Average Compensation Actually Paid to Other NEOs ($)(3)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return:	Net Income (Loss) ($) in thousands)
2025	$—	$—	$226,107	$226,107	$0.40	$(39,575)
2024	$—	$—	$227,987	$227,987	$5.40	$(25,750)
2023	$—	$—	$141,333	$141,333	$81.80	$(51,456)
___________________
(1)Our PEO for each of 2025, 2024 and 2023 was Mr. Thompson, our current chief executive officer. As discussed under “—Summary Compensation Table” above, Mr. Thompson is employed by an affiliate of the Operator and the Administrator and his compensation is determined by, and paid to them directly by, such affiliate. The Company did not pay Mr. Thompson any compensation in any of the foregoing years.
(2) Our other NEO for 2025, 2024 and 2023 is Mr. Berlin. In each of 2025, 2024 and 2023, Mr. Berlin’s compensation was paid by an affiliate of the Operator and the Administrator. Such affiliate was then reimbursed by the Company based on Mr. Berlin’s time spent working on matters pertaining to the lending business of the Company. The amount of such reimbursement is provided in the table above, consistent with the amount reported in the Summary Compensation Table for the applicable year.
(3)    The SCT Amount and the CAP Amounts are the same because Mr. Berlin did not receive any equity awards or pension benefits as part of his compensation and therefore the adjustments provided by the applicable rules adopted by the SEC do not apply to Mr. Berlin’s compensation.
(4)     Pursuant to applicable SEC disclosure rules, assumes $100 was invested on December 31, 2022.

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

The compensation arrangement for each independent director in 2026 is expected to be substantially the same as the annualized compensation arrangement for the independent directors in 2025, which is set forth in the table below:

Director Compensation in 2025

The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2025:

Name	Fees Earned or Paid in Cash	Share Awards (1)	Total
Douglas Bech	$55,000	$54,954	$109,954
John Hope Bryant	$55,000	$54,954	$109,954
Marcie Edwards	$55,000	$54,954	$109,954
Elaine Wong	$75,000	$54,954	$129,954
___________________
(1)Represents the grant date fair value of the restricted shares or share options, as the case may be, for purposes of ASC Topic 718, Compensation—Stock Compensation. Each of Mr. Bech, Mr. Bryant, Ms. Edwards and Ms. Wong received a grant of 86 restricted shares of Common Stock on August 4, 2025. The grant date fair value of the restricted shares is based on the per share closing price of our Common Stock on August 4, 2025, which was $634.50. As of December 31, 2025, each of Mr. Bech, Mr. Bryant, Ms. Edwards and Ms. Wong held 86 unvested restricted shares of Common Stock. Messrs. Kuba, Ressler and Shemesh did not receive any compensation (other than the reimbursement of expenses related to attending meetings of the Board and its committees) for their service as directors in the year ended December 31, 2025.

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

The following table sets forth information regarding the beneficial ownership of our Common Stock and Series A Preferred Stock, $0.001 par value per share (“Series A Preferred Stock”) as of April 24, 2026 by (1) each named executive officer, (2) each current director and (3) all executive officers and directors as a group. In each case, the percent of class owned reflects the number of shares of Common Stock outstanding as of April 24, 2026. As of April 24, 2026 no named executive officer or director of the Company owned any Series D Preferred Stock, $0.001 per value per share (“Series D Preferred Stock”) or any Series A1 Preferred Stock, $0.001 per value per share (“Series A1 Preferred Stock”).

	Common Stock			Series A Preferred Stock
Name of Beneficial Owner	No. of Shares		Percent of Class	No. of Shares	Percent of Class
David Thompson	1		*	—	—
Richard Ressler	91,986	(1)(2)	3.5%	270,209	15.8%
Avraham Shemesh	91,982	(1)(3)	3.5%	270,209	15.8%
Shaul Kuba	91,982	(1)(3)	3.5%	270,209	15.8%
Douglas Bech	89		*	—	—
Marcie Edwards	88		*	—	—
John Hope Bryant	88		*	—	—
Elaine Wong	88		*	—	—
Directors and Executive Officers as a group (8 persons)	92,342		3.5%	—	—
__________________
*    Less than 1%.
(1) CIM Group, LLC is the indirect sole equity member of each of CIM Urban Sponsor, LLC, CIM CMCT MLP, LLC, CIM Capital Real Property Management, LLC. and CIM Capital IC Management, LLC. CIM Capital IC Management, LLC is the investment adviser of CIM Real Assets & Credit Fund. Because of their positions with CIM Group, LLC, Shaul Kuba, Richard Ressler and Avraham Shemesh, the founders of CIM Group, LLC, may be deemed to beneficially own the 81,837 shares of Common Stock and 270,209 shares of Series A Preferred Stock owned directly by CIM CMCT MLP, LLC, the 19 shares of Common Stock owned directly by CIM Urban Sponsor, LLC, the 15 shares of Common Stock directly owned by CIM Real Assets & Credit Fund and the 10,110 shares of Common Stock owned directly by CIM Capital Real Property Management, LLC. Messrs. Ressler, Shemesh and Kuba have shared voting and investment power over all of these shares. Each of Messrs. Ressler, Shemesh and Kuba disclaims beneficial ownership of all of these shares except to the extent of his pecuniary interest therein.

(2) Mr. Ressler has sole voting and investment power over 5 shares of Common Stock held by a subsidiary of a trust formed by Mr. Ressler for the benefit of his family members.

(3) Each of Messrs. Shemesh and Kuba have shared voting and investment power over 1 share of Common Stock held by each of their respective family trusts, with respect to which they were grantors.

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

For the years ended December 31, 2025 and 2024, the Operator earned asset management fees of $1.4 million and $1.8 million, respectively.

Affiliates of CIM Group (collectively, the “CIM Management Entities”) provide property management, leasing, and development services to CIM Urban. The CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $2.1 million and $2.3 million for the year ended December 31, 2025 and 2024, respectively. The Company also reimbursed the CIM Management Entities $6.9 million and $7.7 million during the year ended December 31, 2025 and 2024, respectively, for onsite management costs incurred on behalf of the Company, which are included in rental and other property operating expenses. The CIM Management Entities earned leasing commissions of $235,000 and $808,000 for the year ended December 31, 2025 and 2024, respectively, which were capitalized to deferred charges. For the year ended December 31, 2025 and 2024, the CIM Management Entities earned construction management fees of $532,000 and $1.1 million, respectively, and were reimbursed $1.1 million and $1.7 million, respectively, for development management reimbursements. The construction management fees and development management reimbursements were capitalized to investments in real estate.

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

In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and/or reimbursement for performing certain services for the Company and its subsidiaries that are not covered by the Base Service

Fee or the incentive fee arrangement in place between May 11, 2020 and January 5, 2022, as the case may be. During the year ended December 31, 2025 and 2024, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, operational and on-going support in connection with the Company’s offering of Preferred Stock. The Company will also reimburse the Administrator for the Company’s share of broken deal expenses that are incurred by the Administrator and its affiliates (i.e., fees and expenses relating to investments that could have been made by the Company but that the Company did not make and/or transactions that could have been executed by the Company but the Company did not consummate, including fees and expenses associated with performing due diligence review and negotiating the terms of such investments or transactions). The Administrator’s compensation is based on the salaries and benefits of the employees of the Administrator and/or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of the Company and its subsidiaries). For the years ended December 31, 2025 and 2024, we expensed $3.5 million and $2.3 million, respectively, for such services, which are included in expense reimbursements to related parties—corporate.

During the year ended December 31, 2025, the Company was a party to a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC, an affiliate of CIM Group, and our subsidiary, PMC Commercial Lending, LLC. The agreement provided that CIM SBA would provide personnel and resources to the Company and the Company would reimburse CIM SBA Staffing, LLC for the costs and expenses of providing such personnel and resources. For the years ended December 31, 2025 and 2024, the Company incurred expenses related to services subject to reimbursement by the Company under the agreement of $2.6 million for both such years, in both cases included as expense reimbursements to related parties – lending segment.

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

In connection with the offering of the Series A Units, Series A Preferred Stock and Series D Preferred Stock, at both December 31, 2025 and 2024, $0 was included in deferred costs as reimbursable expenses incurred pursuant to the Master Services Agreement and the then applicable dealer manager agreement with CCO Capital, of which $0 and $289,000, respectively, was included in due to related parties. CCO Capital incurred non-issuance specific costs of $0 and $606,000 for the year ended December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024, upfront dealer manager and trailing dealer manager fees of $203,000 and $186,000, respectively, were included in due to related parties. CCO Capital earned upfront dealer manager and trailing dealer manager fees of $0 and $546,000 for the year ended December 31, 2025 and 2024, respectively.

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
In February 2023, the Company and a CIM-managed interval fund purchased a multifamily property in the Echo Park neighborhood of Los Angeles, California for a gross purchase price of $19.1 million (the "1902 Park JV"), with the Company owning a 50% interest. In October 2024, the 1902 Park JV admitted a new third-party co-investor and used part of the net capital contribution of such third party co-investor to satisfy the 1902 Park JV’s mortgage loan in full. Subsequent to this contribution, the Company’s ownership share of the 1902 Park JV was 25.5%. See Note 2 and Note 4 to the Company's financial statements in its Annual Report on Form 10-K for more information.
In October 2023, the Company and a co-investor affiliated with CIM Group acquired from an unrelated third party a 100% fee-simple interest in a plot of land located in the Sycamore media district of Los Angeles, California for a gross purchase price of $18.0 million (excluding transaction costs) (the 1015 Mansfield JV"). The property has a site area of approximately 44,141 square feet and contains a parking garage that has been leased to a third-party tenant. The Company owns 28.8% of the 1015 N Mansfield JV.
Other
On May 15, 2019, an affiliate of CIM Group entered into an approximately 11-year lease that runs through May 2030 for approximately 30,000 rentable square feet with respect to a property owned by the Company and three co-investors pursuant to an unconsolidated joint venture arrangement (the "4750 Wilshire JV"), in which the Company has a 20% interest. For the year ended December 31, 2025, the Company’s share of the income from the tenant earned by the 4750 Wilshire JV was $335,000. For the year ended December 31, 2024, the Company’s share of the income from the tenant earned by the 4750 Wilshire JV was $342,000.

In connection with the loan agreement for one of the Company’s fixed rate mortgages payable secured by three of the Company’s office properties in Los Angeles, California (the “Wilshire Mortgage Loan”), the Company (in such capacity, the “REIT Guarantor”) and CIM Group Investments, LLC, an affiliate of CIM Group (the “CIM Guarantor,” and, together with the REIT Guarantor, the “Guarantor”), delivered a customary non-recourse carveout guaranty to the lenders (the “Guaranty Agreement”), under which (i) the Company agreed to indemnify the lenders with respect to certain “non-recourse carveout events” and to be fully liable for the Wilshire Mortgage Loan in certain circumstances (e.g., the voluntary bankruptcy of the borrowers under the Wilshire Mortgage Loan, each of which is a subsidiary of the Company, and other insolvency events (collectively, the “Bankruptcy Events”)) and (ii) the CIM Guarantor is jointly and severally fully liable with the Company for the Wilshire Mortgage Loan in the case of Bankruptcy Events (collectively, the “Guaranties”). The Guaranty Agreement requires the Guarantor to maintain a net worth of no less than $105.0 million and liquid assets of no less than $6.0 million, in each case, exclusive of the values of the collateral for the Wilshire Mortgage Loan, provided that in the event of any partial prepayment or partial defeasance of the Wilshire Mortgage Loan, the above-referenced net worth and liquidity requirements will be reduced in proportion to the principal amount of the Wilshire Mortgage Loan that is partially prepaid and/or defeased, as the case may be.

On December 29, 2025, an affiliate of CIM Group extended an unsecured term loan facility to the Company with total available principal of $4.0 million and with an applicable interest rate of 7.5%. The unsecured term loan facility expired concurrent with the closing of the sale of the Company's lending division on January 21, 2026, and the Company did not borrow any amounts under the facility prior to its maturity.

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

Item 14. Principal Accountant Fees and Services
Principal Accounting Firm Fees
Aggregate fees for services rendered to the Company for the years ended December 31, 2025 and 2024 by the Company’s principal accounting firm for such years, Deloitte & Touche, LLP (“Deloitte”), were as follows:

	Year Ended December 31,
Type of Service	2025	2024
Audit fees (1)	$707,176	$825,470
Audit-related fees	—	—
Tax fees	264,807	390,357
All other fees	—	—
Total	$971,983	$1,215,827
___________________
(1)Audit fees consisted of professional services performed in connection with (i) the audit of the Company’s annual financial statements and internal control over financial reporting, (ii) the statutory audits of the financial statements of five subsidiaries of the Company in 2025 and 2024, (iii) the review of financial statements included in its Quarterly Reports on Form 10-Q, (iv) procedures related to consents and assistance with and review of documents filed with the SEC, and (v) other services related to (and necessary for) the audit of the Company’s financial statements.

Pre‑Approval Policies

The Audit Committee’s charter requires review and pre-approval by the Audit Committee of all audit and permissible non-audit services provided by our outside auditors. The Audit Committee pre-approved all audit services provided by our outside auditors during fiscal years 2025 and 2024 and the fees paid for such services. The Audit Committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided that any such approvals are presented to the Committee at its next scheduled meeting.

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

Creative Media & Community Trust Corporation

Dated:	April 29, 2026	By:	/s/ DAVID THOMPSON
David Thompson
Chief Executive Officer

Dated:	April 29, 2026	By:	/s/ BRANDON HILL
Brandon Hill
Chief Financial Officer