Form 10-Q
period 2026-03-31
Creative Media & Community Trust Corp
filed 2026-05-08
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One):
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 1, 2026, the Registrant had outstanding 2,639,158 shares of common stock, par value $0.001 per share.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

PART I
Financial Information
Item 1.
Financial Statements
CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Investments in real estate, net	$695,479	$698,087
Investments in unconsolidated entities	29,713	31,095
Cash and cash equivalents	15,789	15,439
Restricted cash	21,987	22,246
Accounts receivable, net	4,347	2,598
Deferred rent receivable and charges, net	17,134	18,692
Other intangible assets, net	409	439
Other assets	7,463	4,732
Assets held for sale, net (Note 5)	—	65,859
TOTAL ASSETS	$792,321	$859,187
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	500,078	509,768
Accounts payable and accrued expenses	21,228	26,979
Due to related parties	2,379	22,819
Other liabilities	11,801	11,406
Liabilities associated with assets held for sale, net (Note 5)	—	21,966
Total liabilities	535,486	592,938
COMMITMENTS AND CONTINGENCIES (Note 15)
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 28,890,857 and 30,848,680 shares authorized as of March 31, 2026 and December 31, 2025, respectively; 8,820,338 and 1,711,195 shares issued and outstanding, respectively, as of March 31, 2026 and 8,820,338 and 3,669,018 shares issued and outstanding, respectively, as of December 31, 2025; liquidation preference of $25.00 per share, subject to adjustment	42,812	91,906
Series A1 cumulative redeemable preferred stock, $0.001 par value; 16,774,534 and 24,508,664 shares authorized as of March 31, 2026 and December 31, 2025, respectively; 12,240,878 and 1,015,412 shares issued and outstanding, respectively, as of March 31, 2026 and 12,240,878 and 8,749,542 shares issued and outstanding, respectively, as of December 31, 2025; liquidation preference of $25.00 per share, subject to adjustment	25,885	217,451
Series D cumulative redeemable preferred stock, $0.001 par value; 26,965,708 and 26,987,468 shares authorized as of March 31, 2026 and December 31, 2025, respectively; 56,857 and 22,565 shares issued and outstanding, respectively, as of March 31, 2026 and 56,857 and 44,325 shares issued and outstanding, respectively, as of December 31, 2025; liquidation preference of $25.00 per share, subject to adjustment	553	1,089
Common stock, $0.001 par value; 900,000,000 shares authorized; 2,639,158 shares issued and outstanding as of March 31, 2026 and 26,997 shares issued and outstanding as of December 31, 2025	26	3
Additional paid-in capital	1,285,605	1,019,044
Distributions in excess of earnings	(1,098,826)	(1,064,132)
Total stockholders’ equity	256,055	265,361
Noncontrolling interests	780	888
Total equity	256,835	266,249
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$792,321	$859,187
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUES:
Rental and other property income	$16,298	$17,220
Hotel income	11,877	12,134
Interest and other income	1,242	2,941
Total Revenues	29,417	32,295
EXPENSES:
Rental and other property operating	17,147	17,125
Asset management and other fees to related parties	584	360
Expense reimbursements to related parties—corporate	875	626
Expense reimbursements to related parties—lending segment	—	659
Interest	9,124	9,758
General and administrative	2,032	2,181
Transaction-related costs	7	26
Depreciation and amortization	7,721	6,560
Loss on early extinguishment of debt (Note 7)	705	—
Total Expenses	38,195	37,295
Loss from unconsolidated entities	(1,376)	(1,151)
Gain on sale of First Western (Note 5)	1,737	—
LOSS BEFORE PROVISION FOR INCOME TAXES	(8,417)	(6,151)
Provision for income taxes	—	121
NET LOSS	(8,417)	(6,272)
Net loss attributable to noncontrolling interests	108	158
NET LOSS ATTRIBUTABLE TO THE COMPANY	(8,309)	(6,114)
Redeemable preferred stock dividends declared or accumulated (Note 11)	(4,180)	(5,484)
Redeemable preferred stock redemptions (Note 11)	(22,206)	(300)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(34,695)	$(11,898)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$(70.52)	$(1,983.00)
Diluted	$(70.52)	$(1,983.00)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	492	6
Diluted	492	6

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Preferred Stock
					Additional	Distributions	Total	Non-
		Par		Par	Paid - in	in Excess	Stockholders’	controlling	Total
	Shares	Value	Shares	Value	Capital	of Earnings	Equity	Interests	Equity
Balances as of December 31, 2025	26,997	$3	12,462,885	$310,446	$1,019,044	$(1,064,132)	$265,361	$888	$266,249
Stock based compensation expense	—	—	—	—	55	—	55	—	55
Par value adjustment	—	(237)	—	—	237	—	—	—	—
Redemption of Series A1 Preferred Stock paid in Common Stock	2,084,881	203	(7,734,130)	(191,566)	212,504	(18,542)	2,599	—	2,599
Dividends to holders of A1 Preferred Stock ($0.39938 per share)	—	—	—	—	—	(3,010)	(3,010)	—	(3,010)
Redemption of Series D Preferred Stock paid in Common Stock	5,941	1	(21,760)	(536)	560	(19)	6	—	6
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(14)	(14)	—	(14)
Redemption of Series A Preferred Stock paid in Common Stock	521,339	56	(1,957,823)	(49,094)	53,205	(3,645)	522	—	522
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(1,155)	(1,155)	—	(1,155)
Net loss	—	—	—	—	—	(8,309)	(8,309)	(108)	(8,417)
Balances as of March 31, 2026	2,639,158	$26	2,749,172	$69,250	$1,285,605	$(1,098,826)	$256,055	$780	$256,835

	Three Months Ended March 31, 2025
	Common Stock		Preferred Stock
					Additional	Distributions	Total	Non-
		Par		Par	Paid - in	in Excess	Stockholders’	controlling	Total
	Shares	Value	Shares	Value	Capital	of Earnings	Equity	Interests	Equity
Balances as of December 31, 2024	4,662	$119	12,546,499	$311,903	$994,973	$(1,002,479)	$304,516	$1,748	$306,264
Stock based compensation expense	—	—	—	—	55	—	55	—	55
Par value adjustment	—	(107)	—	—	107	—	—	—	—
Redemption of Series A1 Preferred Stock paid in Common Stock	963	5	(194,216)	(4,813)	4,982	(131)	43	—	43
Dividends to holders of Series A1 Preferred Stock ($0.4425 per share)	—	—	—	—	—	(4,068)	(4,068)	—	(4,068)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Redemption of Series A Preferred Stock paid in Common Stock	1,921	3	(104,471)	(2,606)	2,796	(170)	23	—	23
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(1,393)	(1,393)	—	(1,393)
Net loss	—	—	—	—	—	(6,114)	(6,114)	(158)	(6,272)
Balances as of March 31, 2025	7,546	$20	12,247,812	$304,484	$1,002,913	$(1,014,372)	$293,045	$1,590	$294,635
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,417)	$(6,272)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	7,716	6,634
Straight-line rental income	386	631
(Gain) loss on interest rate caps	(17)	78
Loss on early extinguishment of debt	705	—
Gain on sale of First Western	(1,737)	—
Amortization of deferred debt origination costs	614	735
Amortization of premiums and discounts on debt	28	26
Unrealized premium adjustment	—	165
Amortization of deferred costs and accretion of fees on loans receivable, net	—	(160)
Write-offs of uncollectible receivables	88	168
Deferred income taxes	—	(24)
Stock-based compensation	55	55
Loss from unconsolidated entities	1,376	1,151
Loans funded, held for sale to secondary market	—	(3,117)
Proceeds from sale of guaranteed loans	—	4,588
Principal collected on loans subject to secured borrowings	—	12
Commitment fees remitted and other operating activity	—	(104)
Changes in operating assets and liabilities:
Accounts receivable	(837)	372
Other assets	(2,771)	(4,184)
Accounts payable and accrued expenses	(2,145)	(1,636)
Deferred leasing costs	(257)	(949)
Other liabilities	(338)	(1,091)
Due to related parties	(20,440)	4,130
Net cash (used in) provided by operating activities	(25,991)	1,208
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,993)	(6,316)
Receipt of deferred key money	787	—
Investment in unconsolidated entity	—	(815)
Return of investment from unconsolidated entity	14	—
Proceeds from sale of assets held for sale, net	44,630	—
Loans funded	—	(1,200)
Principal collected on loans	—	3,174
Net cash provided by (used in) investing activities	41,438	(5,157)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of revolving credit facilities, mortgages payable, term notes and principal on SBA 7(a) loan-backed notes	(10,599)	(2,594)
Proceeds from revolving credit facilities, term notes and mortgages	333	9,013
Payment of principal on secured borrowings	—	(12)
Payment of deferred costs	(66)	(228)
Net proceeds from issuance of Preferred Stock	(14)	(8)
Payment of preferred stock dividends	(5,010)	(5,965)
Net cash (used in) provided by financing activities	(15,356)	206
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	91	(3,743)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	37,685	52,868
End of period	$37,776	$49,125
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$15,789	$19,772
Restricted cash	21,987	29,353
Total cash and cash equivalents and restricted cash	$37,776	$49,125
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$7,852	$7,686
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures, tenant improvements and real estate developments	$5,113	$4,543
Other amounts due from Unconsolidated Joint Venture partners included in other assets	$396	$396
Escrow receivable in connection with sale of First Western	$1,000	$—
Accrued deferred debt origination costs	$—	$100
Accrual of dividends payable to preferred stockholders	$1,002	$5,423
Accrued Redeemable Preferred Stock fees	$241	$183

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)

1. ORGANIZATION AND OPERATIONS
Creative Media & Community Trust Corporation (the “Company”) is a Maryland corporation and real estate investment trust (“REIT”). The Company primarily acquires, develops, owns and operates both premier multifamily properties situated in vibrant communities throughout the United States and Class A and creative office real assets in markets with similar business and employment characteristics to its multifamily investments. The Company also owns one hotel in northern California. The Company seeks to apply the expertise of CIM Group Management, LLC (“CIM Group” or “CIM”) and its affiliates to the acquisition, development and operation of premier multifamily properties and creative office assets that cater to rapidly growing industries such as technology, media and entertainment in vibrant and emerging communities throughout the United States.
The Company’s common stock, $0.001 par value per share (“Common Stock”), is currently traded on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “CMCT.” Nasdaq is a continuous trading market that operates in substantially the same manner as the Nasdaq Global Market. All companies whose securities are listed on Nasdaq must meet certain financial requirements and adhere to Nasdaq’s corporate governance standards. On August 15, 2025, the Company voluntarily delisted its Common Stock from the Tel Aviv Stock Exchange, where it had previously been listed under the ticker symbol “CMCT.” See Part II Item 5 of this Quarterly Report on Form 10-Q.
On March 26, 2026, the Company effected a 1-for-10 reverse stock split on its Common Stock, and on April 20, 2026, the Company effected a 1-for-10 reverse stock split on its Common Stock (collectively, the “Reverse Stock Splits”). Unless otherwise specified, all Common Stock and per share of Common Stock amounts set forth in this Quarterly Report on Form 10-Q have been adjusted to give retroactive effect to the Reverse Stock Splits.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
For more information regarding the Company’s significant accounting policies and estimates, please refer to “Basis of Presentation and Summary of Significant Accounting Policies” contained in Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2026.
Interim Financial Information—The accompanying interim consolidated financial statements of the Company have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of the Company’s management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The accompanying interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In determining whether the Company has controlling interests in an entity and the requirement to consolidate the accounts in that entity, the Company analyzes its investments in real estate in accordance with standards set forth in GAAP to determine whether they are variable interest entities (“VIEs”), and if so, whether the Company is the primary beneficiary. The Company’s judgment with respect to its level of influence or control over an entity and whether the Company is the primary beneficiary of a VIE involves consideration of various factors, including the form of the Company’s ownership interest, the Company’s voting interest, the size of the Company’s investment (including loans), and the Company’s ability to participate in major policy-making decisions. The Company’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in real estate on the Company’s consolidated financial statements. In addition, as of March 31, 2026, the Company has determined that its Unconsolidated Joint Ventures (as defined below) are considered VIEs. Applying the consolidation requirements for VIEs, the Company determined that it is not the primary beneficiary based on its lack of power to direct activities and its

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)
obligations to absorb losses and right to receive benefits. Therefore, the Unconsolidated Joint Ventures do not qualify for consolidation. The Company accounts for its investments in Unconsolidated Joint Ventures as equity method investments.
Reclassifications—Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. The Company has broken out $631,000 of straight-line rental income from the change in other assets in the consolidated statement of cash flows for the three months ended March 31, 2025. This reclassification had no effect on the previously reported total cash flows from operating activities.
Investments in Real Estate—Investments in real estate are stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and improvements	15 - 40 years
Furniture, fixtures, and equipment	3 - 5 years
Tenant improvements	Lesser of useful life or lease term
The purchase consideration of the real estate acquired, which includes the transaction costs incurred in connection with such acquisitions, is recorded at fair value to the acquired tangible assets, consisting primarily of land, land improvements, building and improvements, tenant improvements, furniture, fixtures, and equipment, and identified intangible assets and liabilities, consisting of the value of acquired above-market and below-market leases, in-place leases and ground leases, if any, based in each case on their respective relative fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market rate loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.
Capitalized Project Costs
The Company capitalizes project costs, including pre-construction costs, interest expense, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, or construction of a project, while activities are ongoing to prepare an asset for its intended use. Such costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred. Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Ordinary repairs and maintenance are expensed as incurred.
Recoverability of Investments in Real Estate—The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Investments in real estate are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the asset. No impairment of long-lived assets was recognized during the three months ended March 31, 2026 and 2025 (Note 3).
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
March 31, 2026 (Unaudited) – (Continued)
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
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases when collectability is probable and the tenant has taken possession or controls the physical use of the leased asset. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as an incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. As of March 31, 2026 and December 31, 2025, lease incentives of $1.4 million and $1.3 million, respectively, are presented net of accumulated amortization of $1.1 million and $1.1 million, respectively.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)
For the three months ended March 31, 2026 and 2025, the Company recognized rental income as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Rental and other property income
Fixed lease payments (1)	$14,020	$14,369
Variable lease payments (2)	2,278	2,851
Rental and other property income	$16,298	$17,220

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
Collectability of Future Lease Payments
The Company continually reviews whether collection of future lease payments, including any straight-line rent, and current and future operating expense reimbursements from tenants is probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of future lease payments is not probable, the Company will record a reduction to rental and other property income and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of future lease payments is based on the best information available at the time of estimate. The Company does not use a general reserve approach. As of March 31, 2026 and December 31, 2025, the Company had identified certain tenants where collection was no longer considered probable and decreased outstanding receivables by $229,000 and $371,000, respectively.
Revenue from lending activities
Interest income included in interest and other income is comprised of interest earned on loans and the Company’s short-term investments and the accretion of loan discounts. Interest income is accrued as earned.
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
March 31, 2026 (Unaudited) – (Continued)
At inception of a contract with a customer for hotel goods and services, the contractual price is equivalent to the transaction price as there are no elements of variable consideration to estimate.
The Company presents hotel revenues net of sales, occupancy, and other taxes.
Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 17 (in thousands):

	Three Months Ended March 31,
	2026	2025
Hotel properties
Hotel income	$11,877	$12,134
Rental and other property income	487	520
Interest and other income	12	27
Hotel revenues	$12,376	$12,681
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
Deferred financing costs related to the securing of a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s prior period total deferred costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facilities.
As of March 31, 2026 and December 31, 2025, deferred rent receivable and charges, net consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Deferred rent receivable	$10,464	$10,850
Deferred leasing costs, net of accumulated amortization of $5,435 and $5,749, respectively	6,670	7,137
Deferred financing costs, net of accumulated amortization of $112	—	705
Deferred rent receivable and charges, net	$17,134	$18,692
Redeemable Preferred Stock—Beginning on the date of original issuance of any given shares of Series A1 Preferred Stock, par value $0.001 per share (“Series A1 Preferred Stock”), with an initial stated value of $25.00 per share, subject to adjustment (the “Series A1 Preferred Stock Stated Value”), Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) with an initial stated value of $25.00 per share, subject to adjustment (the “Series A Preferred Stock Stated Value”), or Series D Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), with an initial stated value of $25.00 per share, subject to adjustment (the “Series D Preferred Stock Stated Value”), the holder of such shares has the right to require the Company to redeem such shares, subject to certain limitations as discussed in Note 11. The Company records the activity related to the Series A1 Preferred Stock (for issuances prior to June 2024), Series A Preferred Stock, Series A Preferred Warrants and Series D Preferred Stock in permanent equity. With respect to shares of Series A1 Preferred Stock issued from June 2024 through September 2024, in the event a holder of Series A1 Preferred Stock requests redemption of such shares and such redemption takes place prior to the first anniversary of the date of original issuance, the Company is required to pay such redemption in cash. As a result, beginning from June 2024 through September 2024, the Company recorded issuances of Series A1 Preferred Stock in temporary equity. With respect to shares of Series A1 Preferred Stock issued from June 2024 through September 2024, on the first anniversary of the date of original issuance of a particular share of Series A1 Preferred Stock the Company reclassified such share of Series A1 Preferred Stock from temporary equity to permanent equity as the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)
Noncontrolling Interests—Noncontrolling interests represent the interests in various properties owned by third parties.
Restricted Cash—The Company’s mortgage loan and hotel management agreements provide for depositing cash into restricted accounts reserved for capital expenditures, free rent, tenant improvement, leasing commission obligations and real estate taxes.
Key Money—Key money received in connection with the hotel management agreement which the Company has entered into with the franchisor of its hotel property in Sacramento, California (the “Sheraton Management Agreement”) following the completion of specific capital projects is deferred and amortized over the 30-year term of the Sheraton Management Agreement. Deferred key money is classified as deferred income and recorded in other liabilities in the Company’s accompanying consolidated balance sheet and amortized as an offset to management fees paid to the franchisor under the Sheraton Management Agreement. As of March 31, 2026, deferred key money of $5.5 million was presented net of accumulated amortization of $101,000. As of December 31, 2025, deferred key money of $4.7 million was presented net of accumulated amortization of $48,000.
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
Recently Issued Accounting Pronouncements—In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 is effective on either a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating whether the adoption of ASU 2024-03 will have a material impact on its consolidated financial statements and disclosures.
3. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Land	$172,614	$172,614
Land improvements	5,595	5,595
Buildings and improvements	662,081	652,102
Furniture, fixtures, and equipment	19,905	19,702
Tenant improvements	24,141	24,832
Work in progress	12,342	18,631
Investments in real estate	896,678	893,476
Accumulated depreciation	(201,199)	(195,389)
Net investments in real estate	$695,479	$698,087
For the three months ended March 31, 2026 and 2025, the Company recorded depreciation expense of $7.0 million and $5.9 million, respectively.
2026 and 2025 Transactions —There were no acquisitions or dispositions of investments in real estate during the three months ended March 31, 2026 and 2025.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)
4. INVESTMENT IN UNCONSOLIDATED ENTITIES
The following table details the Company’s equity method investments in the Unconsolidated Joint Ventures. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (dollars in thousands):

				Ownership Interest	Carrying Value
Joint Venture	Asset Type	Location	Date of Acquisition	March 31, 2026	March 31, 2026	December 31, 2025
1910 Sunset Boulevard (1)	Office / Multifamily	Los Angeles, CA	February 11, 2022	44.2%	$12,760	$12,941
4750 Wilshire Boulevard (2)	Multifamily / Office	Los Angeles, CA	February 17, 2023	20.0%	4,106	5,368
1902 Park Avenue (3)	Multifamily	Los Angeles, CA	February 28, 2023	25.5%	5,916	5,866
1015 N Mansfield Avenue (4)	Office (Development)	Los Angeles, CA	October 10, 2023	28.8%	6,931	6,920
Total investments in unconsolidated entities					$29,713	$31,095
______________________
(1)1910 Sunset Boulevard is an office building with 105,064 square feet of office space and 2,760 square feet of retail space. The 1910 Sunset JV (defined below) has completed construction on its 1915 Park Project (defined below) to build 36 multifamily units on the 1915 Park Avenue land parcel adjacent to the office building.
(2)4750 Wilshire Boulevard is a three-story building with 30,335 square feet of office space located on the first floor. The remainder of the building was substantially converted into 68 for-lease multifamily units in September 2024.
(3)1902 Park Avenue is a 76-unit four-story multifamily building.
(4)1015 N Mansfield Avenue is an office building with a 44,141 square foot site area and a parking garage. The site is being evaluated for different development options, including creative office or other commercial space. As of March 31, 2026, this property was in pre-development phase and the formal development plan has not been finalized for the property.
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
During the year ended December 31, 2025, the 1910 Sunset JV completed its project to build 36 multifamily units on the 1915 Park Avenue land parcel adjacent to the office building (the “1915 Park Project”) and began leasing during the fourth quarter of 2025. The 1910 Sunset JV financed the project through a combination of cash from operations at its office property, additional equity contributions from existing investors, and proceeds from a mortgage loan from a third-party lender (which has a balance of $8.1 million as of March 31, 2026 and total borrowing availability of $9.4 million). As of March 31, 2026, the 1910 Sunset JV had incurred total costs of $12.7 million in connection with the 1915 Park Project.
Beginning on October 1, 2025, in connection with the 1910 Sunset JV’s commencement of leasing at the 1915 Park Project, the Company began reporting its share of the income from the operations of the 1915 Park Project in its multifamily segment, while income from the operations of the 1910 Sunset Office Building continue to be reported in its office segment.
4750 Wilshire Boulevard— In February 2023, three co-investors (the “4750 Wilshire JV Partners”) acquired an 80% interest in a property owned by a subsidiary of the Company located at 4750 Wilshire Boulevard in Los Angeles, California (“4750 Wilshire”) for a gross sales price of $34.4 million (excluding transaction costs). The Company retained a 20% interest in 4750 Wilshire through an Unconsolidated Joint Venture arrangement between the Company and the 4750 Wilshire JV Partners (the “4750 Wilshire JV”). Two of the three floors of 4750 Wilshire were converted from office-use into 68 for-lease multifamily units (the “4750 Wilshire Project”), with the first floor of 4750 Wilshire continuing to function as 30,335 square

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)
feet of office space. The 4750 Wilshire Project which was financed by a combination of equity contributions from the 4750 Wilshire JV Partners and a third-party construction loan, secured by 4750 Wilshire, which closed in March 2023 and had a balance of $38.2 million as of March 31, 2026 (with total borrowing availability of $38.5 million) (the “4750 Wilshire Construction Loan”). The Company provided a limited guarantee to the lender under the 4750 Wilshire Construction Loan. As of March 31, 2026, total costs of $28.9 million had been incurred by the 4750 Wilshire JV in connection with the 4750 Wilshire Project.
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
1015 N Mansfield Avenue— In October, 2023, the Company and a co-investor affiliated with CIM Group (the “1015 N Mansfield JV Partner”) acquired from an unrelated third party a 100% fee-simple interest in a plot of land located in the Sycamore media district of Los Angeles, California for a gross purchase price of $18.0 million (excluding transaction costs) (the “1015 N Mansfield JV”). The property has a site area of approximately 44,141 square feet and contains a parking garage that has been leased to a third-party tenant. The site is being evaluated for different creative office or other commercial space development options and was in pre-development phase as the formal development plan has not been finalized for the property. The Company owns 28.8% of the 1015 N Mansfield JV.
The Company recorded a loss of $1.4 million and $1.2 million related to its investment in the Unconsolidated Joint Ventures during the three months ended March 31, 2026 and 2025, respectively.
5. LOANS RECEIVABLE
Current Expected Credit Losses
Current expected credit losses (“CECL”) reflected the Company’s estimate of potential credit losses related to loans receivable included in the Company’s consolidated balance sheets pursuant to ASU No. 2016-13, Financial Instruments Credit Losses, and subsequent amendments. There was no activity in the Company’s CECL for the three months ended March 31, 2026, due to the sale of the Company’s lending division in January 2026, as further discussed below.
The following table presents the activity in the Company’s CECL for the three months ended March 31, 2025 (dollar amounts in thousands):

Loans Receivable
Allowance for credit losses as of December 31, 2024	$2,032
Net adjustment to reserve for expected credit losses	39
Allowance for credit losses as of March 31, 2025	$2,071
The net adjustments to the reserve for expected credit losses were recognized through net income on the Company’s consolidated statements of operations. During the three months ended March 31, 2025, the Company recorded an increase of $39,000 in its CECL related to its loans receivable, which was recorded in general and administrative expenses in the consolidated statement of operations.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)
Assets and Liabilities Held for Sale
As previously announced on November 12, 2025, the Company and First Western SBLC, LLC, a Florida limited liability company (formerly known as First Western SBLC, Inc.) and an indirect wholly owned subsidiary of the Company (“First Western”), entered into a membership interest purchase agreement, dated as of November 6, 2025 (the “Membership Interest Purchase Agreement”), with PG FR Holding, LLC, a Delaware limited liability company (the “Buyer”). The closing (the “Closing”) of the transactions contemplated by the Membership Interest Purchase Agreement (the “Transactions”) occurred on January 21, 2026, for a gross purchase price of $44.9 million (which is net of the outstanding balance of debt related to the 2023 securitization of certain loan receivables), resulting in proceeds of $31.2 million after the repayment of the Lending Division Revolving Credit Facility, and a net gain of $1.7 million. Subsequent to March 31, 2026, the Company received $1.0 million of escrow proceeds in connection with the Transactions.
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

(1)Loans receivable, net as of December 31, 2025 consisted of total Small Business Administration (the “SBA”) 7(a) loans receivable of $53.2 million and net deferred capitalized costs of $1.0 million. Upon the reclassification of First Western to held for sale, the CECL balance related to the loans receivable was reversed. The loans receivable were subsequently written down to their estimated fair value (based on the contractual sales price) less costs to sell, resulting in a loss on assets held for sale of $298,000 for the year ended December 31, 2025. Following the loss on assets held for sale, as of December 31, 2025, the aggregate net assets and liabilities of First Western were recorded at fair value, less costs to sell. During the three months ended March 31, 2026, the Company finalized the sale and based on additional operating and investing activity at First Western and certain transaction-related adjustments, recognized a net gain of $1.7 million.
(2)Other intangible assets as of December 31, 2025 represented First Western’s trade name and SBA license, with an aggregate carrying value of $3.0 million.
(3)Debt, net as of December 31, 2025 consisted of the following: Secured borrowings – government guaranteed loans of $1.3 million, along with net unamortized premiums of $19,000, and SBA 7(a) loan-backed notes of $16.4 million, net of deferred debt origination costs of 402,000.

There were no assets or liabilities classified as held for sale as of March 31, 2026.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)
6. OTHER INTANGIBLE ASSETS
A schedule of the Company’s intangible assets and related accumulated amortization and accretion as of March 31, 2026 and December 31, 2025, is as follows (in thousands):

	March 31, 2026	December 31, 2025
Intangible assets:
Acquired in-place leases, net of accumulated amortization of $894 and $1,874, respectively, with an average useful life of 11 and 2 years, respectively.	$409	$439

Amortization of acquired above-market leases, if any, is recorded as a reduction to rental and other property income, and amortization of acquired in-place leases is included in depreciation and amortization in the accompanying consolidated statements of operations. Amortization of acquired below-market leases, if any, is recorded as an increase to rental and other property income in the accompanying consolidated statements of operations.
During the three months ended March 31, 2026 and 2025, the Company recognized amortization related to its intangible assets as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Acquired above-market lease amortization	$—	$1
Acquired in-place lease amortization	$30	$79
A schedule of future amortization and accretion of acquired intangible assets as of March 31, 2026, is as follows (in thousands):

Assets
Acquired
In-Place
Years Ending December 31,	Leases
2026 (Nine months ending December 31, 2026)	$92
2027	123
2028	122
2029	72
2030	—
Thereafter	—
$409

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)
7. DEBT
The following table summarizes the debt balances as of March 31, 2026 and December 31, 2025, and the debt activity for the three months ended March 31, 2026 (in thousands):

		During the Three Months Ended March 31, 2026
	Balances as of December 31, 2025	Debt Issuances & Assumptions	Repayments	Accretion & (Amortization)	Balances as of March 31, 2026
Mortgages Payable:
Fixed rate mortgages payable	$268,403	$—	$—	$—	$268,403
Variable rate mortgages payable	208,556	333	(150)	—	208,739
	476,959	333	(150)	—	477,142
Deferred debt issuance costs — Mortgages Payable	(3,520)	(66)	—	614	(2,972)
Total Mortgages Payable	473,439	267	(150)	614	474,170
Other Debt:
Lending division credit facility	10,449	—	(10,449)	—	—
Junior subordinated notes	27,070	—	—	—	27,070
Discount on junior subordinated notes	(1,190)	—	—	28	(1,162)
Total Other Debt	36,329	—	(10,449)	28	25,908
Total Debt, Net	$509,768	$267	$(10,599)	$642	$500,078

Fixed Rate Mortgages Payable—The Company’s fixed rate mortgages payable are non-recourse and are secured by, among other things, first priority deeds of trust, security agreements or other similar security instruments on the fee simple interests in properties underlying such mortgages and assignments of rents receivable. As of March 31, 2026, the Company’s fixed rate mortgages payable had fixed interest rates of 6.25%, 4.14% and 7.41% per annum, with payments of interest only and initial maturity dates of June 7, 2026, July 1, 2026 and January 11, 2030, respectively.
With regard to the mortgage payable with a balance of $66.3 million as of March 31, 2026 maturing on June 7, 2026 (the “1150 Clay Mortgage”), the Company executed the final one-year extension option under the mortgage in June 2025. The Company intends to work with the lender in order to refinance the 1150 Clay Mortgage beyond its stated maturity date of June 7, 2026. Although the Company believes it is likely it will be able to refinance the 1150 Clay Mortgage prior to June 7, 2026, there can be no assurance that such refinancing will occur. If the Company and the lender under the 1150 Clay Mortgage cannot agree on an extension of the mortgage and the Company fails to repay the loan in full upon its contractual maturity date, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, take possession of the property.
With regard to the mortgage payable with a balance of $97.1 million as of March 31, 2026 maturing on July 1, 2026 (the “1 Kaiser Mortgage”), the Company intends to work with the lender in order to refinance the 1 Kaiser Mortgage beyond its stated maturity date of July 1, 2026. Although the Company believes it is likely it will be able to refinance the 1 Kaiser Mortgage prior to July 1, 2026, there can be no assurance that such refinancing will occur. If the Company and the lender under the 1 Kaiser Mortgage cannot agree on an extension of the mortgage and the Company fails to repay the loan in full upon its contractual maturity date, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, take possession of the property.
Variable Rate Mortgages Payable—The Company’s variable rate mortgages payable are non-recourse and are secured by, among other things, first priority deeds of trust, security agreements or other similar security instruments on the Company’s fee simple and leasehold interests in its hotel asset and adjacent parking garage and by a deed of trust on and assignment of rents receivable from a multifamily property. As of March 31, 2026, the Company’s variable rate mortgages payable had a variable interest rate of SOFR plus 4.35%, SOFR plus 3.36%, SOFR plus 3.00% and SOFR plus 2.95%, with a maturity date of January 1, 2027 (with three one-year extension options), January 31, 2027, February 14, 2027 (with one one-year extension option) and April 3, 2028 (with two one-year extension options), respectively. The mortgages with maturity dates of January 1, 2027, January 31, 2027, and February 14, 2027 have monthly payments of interest only, while the mortgage with an initial maturity date of April 3, 2028 (the “Penn Field Mortgage”) has monthly payments of interest plus $50,000 of principal. With regard to the Penn Field Mortgage, during the three months ended March 31, 2026, the Company entered into an amendment to, among other things, provide additional borrowing advances in the amount of $2.5 million under the Penn

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)
Field Mortgage and increase the monthly payments to interest plus $60,000 of principal, with the increased monthly payments beginning subsequent to March 31, 2026.
With regard to the mortgage payable with a balance of $81.0 million as of March 31, 2026 secured by a multifamily property in Oakland, California (the “Channel House Mortgage”), on August 4, 2025 the Company reached an agreement with the lender to extend the maturity date through January 31, 2027 (the “Channel House Mortgage Extension”). In connection with the Channel House Mortgage Extension, the Company made a repayment of $6.0 million under the Channel House Mortgage, reducing it from its previous balance of $87.0 million. Although the Company believes it is likely it will be able to refinance the Channel House Mortgage prior to January 31, 2027, there can be no assurance that such refinancing will occur. If the Company and the lender under the Channel House Mortgage cannot agree on an extension of the mortgage and the Company fails to repay the loan in full upon its contractual maturity date, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, take possession of the property.
Lending Division Revolving Credit Facility—In June 2025, a subsidiary of the Company, as borrower, entered into an agreement (the “Lending Division Revolving Credit Facility”) with a bank that included a $20.0 million revolving credit facility secured by the unguaranteed portion of certain of such subsidiary’s SBA 7(a) loans receivable and other assets of such subsidiary, subject to a borrowing base calculation, and fully guaranteed by the Company. In connection with the closing of the sale of First Western on January 21, 2026, as further discussed in Note 5, the remaining balance of $10.4 million under the Lending Division Revolving Credit Facility was paid in full, resulting in the termination of the Lending Division Revolving Credit Facility. The Company recorded a loss on early extinguishment of debt during the three months ended March 31, 2026 of $705,000 related to the write-off of deferred debt origination costs previously recorded in deferred rent receivable and charges, net in the Company’s consolidated balance sheets.
Junior Subordinated Notes—The Company has junior subordinated notes with a variable interest rate which resets quarterly based on the three-month SOFR plus 3.51%, with quarterly interest only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at the Company’s option.
Other—Deferred debt issuance costs, which represent certain legal and third-party fees incurred in connection with the Company’s borrowing activities, are capitalized and amortized to interest expense on a straight-line or effective interest method over the life of the related loan. Deferred debt issuance costs are presented net of accumulated amortization and are a reduction to total debt.
As of March 31, 2026 and December 31, 2025, accrued interest and unused commitment fees payable of $2.3 million and $1.8 million, respectively, are included in accounts payable and accrued expenses.
Future principal payments on the Company’s debt (face value) as of March 31, 2026 are as follows (in thousands):

Years Ending December 31,	Mortgages Payable (1)	Junior Subordinated Notes	Total
2026 (Nine months ending December 31, 2026)	$163,944	$—	$163,944
2027	178,008	—	178,008
2028	30,190	—	30,190
2029	—	—	—
2030	105,000	—	105,000
Thereafter	—	27,070	27,070
	$477,142	$27,070	$504,212

(1)With regard to the $66.3 million 1150 Clay Mortgage, which matures on June 7, 2026, and the $97.1 million 1 Kaiser Mortgage, which matures on July 1, 2026, see the discussion under Fixed Rate Mortgages Payable. With regard to the $81.0 million Channel House Mortgage, which matures on January 31, 2027, see the discussion under Variable Rate Mortgages Payable.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)
8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the ordinary course of business, the Company may use certain types of derivative instruments for the purpose of managing or hedging its interest rate risk.
The following table summarizes the terms of the Company’s interest rate cap agreements as of March 31, 2026 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Assets
	Balance Sheet	Amount as of	Strike	Effective	Maturity	as of
	Location	March 31, 2026	Rates (1)	Dates	Dates	March 31, 2026
Interest Rate Caps	Other assets	$172,288	4.5% to 5.75%	12/6/2024 - 8/04/2025	1/1/2027 - 1/31/2027	$20
____________________________________
(1)The index used for the Company’s interest rate cap agreements is 1-Month Term SOFR.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 13. The notional amount under the derivative instruments is an indication of the extent of the Company’s involvement in the instruments, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company has an interest rate cap that is used to manage exposure to interest rate movements but does not meet the requirements to be designated as a hedging instrument. The change in fair value of the derivative instrument that is not designated as a hedge is recorded directly to earnings as interest expense on the accompanying consolidated statements of operations. During the three months ended March 31, 2026, the Company recorded an unrealized gain of $17,000, which was included in interest expense on the accompanying consolidated statements of operations related to its interest rate caps. During the three months ended March 31, 2025, the Company recorded an unrealized loss of $78,000, which was included in interest expense on the accompanying consolidated statements of operations related to its interest rate caps.
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
The Company has granted awards of restricted shares of Common Stock to each of the independent members of the Board of Directors under the Equity Incentive Plan as follows:

Grant Date (1)	Vesting Date	Restricted Shares of Common Stock - Individual	Restricted Shares of Common Stock - Aggregate
August 2024	August 2025	1	4
August 2025	August 2026	86	344
(1) Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period, and generally vests based on one year of continuous service. The Company recorded compensation expense related to these restricted shares of Common Stock in the amount of $55,000 for both the three months ended March 31, 2026 and 2025.
As of March 31, 2026, there was $73,000 of total unrecognized compensation expense related to restricted shares of Common Stock which will be recognized ratably over the remaining vesting period.
10. EARNINGS PER SHARE (“EPS”)
The computation of basic EPS is based on the Company’s weighted average shares outstanding. No shares of Series D Preferred Stock, Series A Preferred Stock, or Series A1 Preferred Stock outstanding as of March 31, 2026 or 2025 were included in the computation of diluted EPS because they had no dilutive effect. Outstanding Series A Preferred Warrants were

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)
not included in the computation of diluted EPS for the three months ended March 31, 2025 because their impact was either anti-dilutive or such warrants were not exercisable during such periods (Note 12). As of March 31, 2025, all of the Series A Preferred Warrants had expired.
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.
The following table reconciles the numerator and denominator used in computing the Company’s basic and diluted per-share amounts for net loss attributable to common stockholders for the three months ended March 31, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(34,695)	$(11,898)
Redeemable preferred stock dividends declared on dilutive shares	—	—
Diluted net loss attributable to common stockholders	$(34,695)	$(11,898)

Denominator:
Basic weighted average shares of Common Stock outstanding	492	6
Effect of dilutive securities—contingently issuable shares	—	—
Diluted weighted average shares and common stock equivalents outstanding	492	6

Net loss attributable to common stockholders per share:
Basic	$(70.52)	$(1,983.00)
Diluted	$(70.52)	$(1,983.00)

11. REDEEMABLE PREFERRED STOCK
The table below provides information regarding the issuances, reclassifications and redemptions of each class of the Company’s preferred stock in permanent equity during the three months ended March 31, 2026 and 2025 (dollar amounts in thousands):

	Preferred Stock
	Series A1		Series A		Series D		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2024	8,372,689	$207,387	4,125,363	$103,326	48,447	$1,190	12,546,499	$311,903
Redemption of Series A1 Preferred Stock paid in Common Stock	(194,216)	(4,813)	—	—	—	—	(194,216)	(4,813)
Redemption of Series A Preferred Stock paid in Common Stock	—	—	(104,471)	(2,606)	—	—	(104,471)	(2,606)
Balances, March 31, 2025	8,178,473	$202,574	4,020,892	$100,720	48,447	$1,190	12,247,812	$304,484

Balances, December 31, 2025	8,749,542	$217,451	3,669,018	$91,906	44,325	$1,089	12,462,885	$310,446
Redemption of Series A1 Preferred Stock paid in Common Stock	(7,734,130)	(191,566)	—	—	—	—	(7,734,130)	(191,566)
Redemption of Series D Preferred Stock paid in Common Stock	—	—	—	—	(21,760)	(536)	(21,760)	(536)
Redemption of Series A Preferred Stock paid in Common Stock	—	—	(1,957,823)	(49,094)	—	—	(1,957,823)	(49,094)
Balances, March 31, 2026	1,015,412	$25,885	1,711,195	$42,812	22,565	$553	2,749,172	$69,250

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)
Series A1 Preferred Stock—From June 2022 through September 2024, the Company conducted a public offering with respect to shares of its Series A1 Preferred Stock, par value $0.001 per share with an initial stated value of $25.00 per share, subject to adjustment. As of September 2024, the Company has suspended its offering of Series A1 Preferred Stock.
Shares of Series A1 Preferred Stock issued from June 2022 through May 2024 were recorded in permanent equity at the time of their issuance. With respect to Series A1 Preferred Stock, for shares issued in June 2024 and thereafter, in the event a holder of Series A1 Preferred Stock requests redemption of such shares and such redemption takes place prior to the first anniversary of the date of original issuance, the Company is required to pay such redemption in cash. As a result, net proceeds from the issuance of shares of Series A1 Preferred Stock from June 2024 and through September 2024 were initially recorded in temporary equity at an amount equal to the gross proceeds allocated to such shares of Series A1 Preferred Stock minus the costs specifically identifiable to the issuance of such shares and the non-issuance specific offering costs allocated to such shares. With respect to shares of Series A1 Preferred Stock issued from June 2024 through September 2024, on the first anniversary of the issuance of a particular share of such Series A1 Preferred Stock, the Company reclassified such share of Series A1 Preferred Stock from temporary equity to permanent equity as the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapsed on the first anniversary date. As of March 31, 2026, the Company had reclassified an aggregate of $20.8 million in net proceeds from temporary equity to permanent equity.
As of March 31, 2026, the Company had issued in registered public offerings 12,040,878 shares of the Series A1 Preferred Stock and received gross proceeds of $298.2 million and additionally had issued 200,000 shares of Series A1 Preferred Stock as payment for services to CIM Service Provider, LLC (the “Administrator”), for which no cash proceeds were received. In connection with the issuance of shares of Series A1 Preferred Stock, $22.0 million of costs specifically identifiable to the offering of Series A1 Preferred Stock was allocated to the Series A1 Preferred Stock. Such costs include commissions, dealer manager fees and other offering fees and expenses.
If the net proceeds from the issuance of shares of Series A1 Preferred Stock are less than the redemption value of such shares at the time they were issued, or if the redemption value of such shares subsequently becomes greater than the carrying value of such shares, an adjustment is recorded to increase the carrying amount of such shares to their redemption value as of the balance sheet date. Such adjustment is considered a deemed dividend for purposes of calculating basic and diluted EPS. The Company recorded no redeemable preferred stock deemed dividends related to such adjustments during both the three months ended March 31, 2026 and March 31, 2025.
As of March 31, 2026, there were 1,015,412 shares of Series A1 Preferred Stock outstanding and 11,225,466 shares of Series A1 Preferred Stock had been redeemed. Of the 11,225,466 shares of Series A1 Preferred Stock that have been redeemed, the redemption of 183,081 shares of Series A1 Preferred Stock were paid in cash (all of which were redeemed at the option of the holders). As of March 31, 2026, the Company had, at its option, redeemed 10,129,244 shares of Series A1 Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, as of March 31, 2026, 913,141 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series A1 In-Kind Redemptions”). The Series A1 In-Kind Redemptions resulted in the aggregate issuance of 2,096,914 shares of Common Stock (adjusted for the Reverse Stock Splits).
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
As of March 31, 2026, the Company had issued in registered public offerings 8,251,657 shares of Series A Preferred Stock and 4,603,287 Series A Preferred Warrants and received gross proceeds of $205.4 million and $761,000, respectively, and additionally, had issued 568,681 shares of Series A Preferred Stock as payment for services to the Administrator, for which no cash proceeds were received. In connection with the cumulative issuance of Series A Preferred Stock and Series A Preferred Warrants, $17.0 million and $142,000 of costs specifically identifiable to the offering of the Series A Preferred Stock and Series

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)
A Preferred Warrants, respectively, were allocated to the Series A Preferred Stock and Series A Preferred Warrants, respectively. Such costs include commissions, dealer manager fees and other offering fees and expenses.
On the first anniversary of the issuance of a particular share of Series A Preferred Stock, the Company reclassifies such share of Series A Preferred Stock from temporary equity to permanent equity as the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapsed on the first anniversary date. As of March 31, 2026, the Company had reclassified an aggregate of $199.6 million in net proceeds from temporary equity to permanent equity.
As of March 31, 2026, there were 1,711,195 shares of Series A Preferred Stock outstanding and 7,109,143 shares of Series A Preferred Stock had been redeemed. Of the 7,109,143 shares of Series A Preferred Stock that have been redeemed, the redemption of 2,330,186 shares of Series A Preferred Stock were paid in cash, 2,313,106 of which were redeemed at the option of the holders and 17,080 of which were redeemed at the option of the Company. As of March 31, 2026, the Company, at its option, redeemed 4,019,649 shares of Series A Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, as of March 31, 2026, 759,308 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series A In-Kind Redemptions”). The Series A In-Kind Redemptions resulted in the aggregate issuance of 534,863 shares of Common Stock (adjusted for the Reverse Stock Splits).
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
As of March 31, 2026, the Company had issued in registered public offerings 56,857 shares of Series D Preferred Stock and received gross proceeds of $1.4 million. In connection with such issuance, $35,000 of costs specifically identifiable to the offering of Series D Preferred Stock were allocated to the Series D Preferred Stock. Such costs include commissions, dealer manager fees and other offering fees and expenses.
As of March 31, 2026, there were 22,565 shares of Series D Preferred Stock outstanding and 34,292 shares of Series D Preferred Stock had been redeemed. Of the 34,292 shares of Series D Preferred Stock that have been redeemed, the redemption of 8,410 shares of Series D Preferred Stock were paid in cash (all of which were redeemed at the option of the holders). As of March 31, 2026, the Company had, at its option, redeemed 21,760 shares of Series D Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date and, in addition, as of March 31, 2026, 4,122 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series D In-Kind Redemptions”). The Series D In-Kind Redemptions resulted in the aggregate issuance of 6,057 shares of Common Stock (adjusted for the Reverse Stock Splits).
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)
During the three months ended March 31, 2026, the Company paid $3.7 million, $1.3 million and $16,000 of cash dividends on the Series A1 Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock, respectively. Additionally, during the three months ended March 31, 2026, the Company paid dividends of $2.6 million, $567,000 and $6,000 on the Series A1 Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock, respectively, in shares of Common Stock due to these dividends being accrued and unpaid at the time that such applicable shares of Preferred Stock were redeemed in shares of Common Stock. During the three months ended March 31, 2025, the Company paid $4.5 million, $1.4 million and $17,000 of cash dividends on the Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock, respectively. Additionally, during the three months ended March 31, 2025, the Company paid dividends of $45,000 and $16,000 on the Series A1 Preferred Stock and Series A Preferred Stock, respectively, in shares of Common Stock due to these dividends being accrued and unpaid at the time that such applicable shares of Preferred Stock were redeemed in shares of Common Stock.
During the three months ended March 31, 2026, the Company recorded $3.0 million, $1.2 million, and $14,000, related to the Series A1 Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock, respectively, in redeemable preferred stock dividends declared or accumulated on the consolidated statements of operations. These amounts reflect dividends declared during the period as well as dividends accumulated for the period on the Company’s cumulative redeemable preferred stock, in each case regardless of whether such dividends were paid during the period. These amounts are deducted from net loss attributable to the Company to arrive at net loss attributable to common stockholders. During the three months ended March 31, 2025, the Company recorded $4.1 million, $1.4 million and $17,000, related to Series A1 Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock, respectively, in redeemable preferred stock dividends declared or accumulated on the consolidated statements of operations.
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
On March 16, 2026, the Company redeemed, at the Company’s option, 1,869,573 shares of Series A Preferred Stock, 7,539,638 shares of Series A1 Preferred Stock and 21,760 shares of Series D Preferred Stock in shares of Common Stock (the “March 2026 Redemption”). Other than the March 2026 Redemption, the Company does not currently intend to redeem, at the Company’s election, additional Preferred Stock in shares of Common Stock. However, the Company will evaluate redemption requests submitted by holders of its shares of Preferred Stock at the time it receives them and may elect to redeem those Preferred Shares in Common Stock or cash, at the Company’s discretion.
As of May 1, 2026, the Company has received redemption requests related to Series A1 Preferred Stock and Series A Preferred Stock, totaling approximately $204,000, which the Company intends to redeem in shares of Common Stock as soon as practical after the Company opens its trading window in accordance with its Insider Trading Policy.
During the three months ended March 31, 2026, the Company recorded $18.5 million, $3.6 million, $19,000 related to the Series A1 Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock, respectively, in redeemable preferred stock redemptions on the consolidated statements of operations, which reflect the excess amount of the redemption value over the carrying value of the Preferred Stock at the time of the redemption and is deducted from net loss attributable to the Company to arrive at net loss attributable to common stockholders. During the three months ended March 31, 2025, the Company recorded $130,000 and $170,000 related to the Series A1 Preferred Stock and Series A Preferred Stock, respectively, in redeemable preferred stock redemptions on the consolidated statements of operations.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)
12. STOCKHOLDERS’ EQUITY
Dividends
Holders of the Company’s Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by the Company out of legally available funds. In determining the Company’s dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, the Company’s financial position, applicable requirements of the Maryland General Corporation Law (“MGCL”), any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. No cash dividends were declared for the three months ended March 31, 2026 or 2025.
Series A Preferred Warrants
Prior to February 2020, the Series A Preferred Stock was sold as a unit that included one share of Series A Preferred Stock and one Series A Preferred Warrant that could be exercised to purchase 0.25 of a share of Common Stock. The Series A Preferred Warrants were exercisable beginning on the first anniversary of the date of their original issuance until and including the fifth anniversary of the date of such issuance. Proceeds and expenses from the sale of the Series A Preferred Stock and Series A Preferred Warrants were allocated to the Series A Preferred Stock and Series A Preferred Warrants using their relative fair values on the date of issuance. As of March 31, 2025, all of the Series A Preferred Warrants had expired.
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
There were no repurchases during the three months ended March 31, 2026 or 2025. As of March 31, 2026, the Company had repurchased 27 shares of Common Stock (adjusted for the Reverse Stock Splits) for $4.7 million.
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
March 31, 2026 (Unaudited) – (Continued)
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
Debt—The carrying amounts of the Company’s secured borrowings - government guaranteed loans, SBA 7(a) loan-backed notes, Lending Division Revolving Credit Facility and variable rate mortgages payable approximate their fair values, as the interest rates on these securities are variable and approximate current market interest rates. The Company determines the fair value of fixed rate mortgage notes payable and junior subordinated notes by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
Loans Receivable—As of December 31, 2025, the Company reclassified the assets and liabilities of First Western as held for sale, including the Company’s portfolio of loans receivable. See Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges) later in this footnote for further discussion of the fair value measurement of the assets held for sale.
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
Other Financial Instruments—The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at March 31, 2026 and December 31, 2025. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on the Company’s consolidated balance sheets are as follows (dollar amount in thousands):

	March 31, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Level
Liabilities:
Mortgages payable (1)	$268,403	$251,679	$268,403	$251,632	3
Junior subordinated notes (1)	$27,070	$26,195	$27,070	$26,176	3

(1)The carrying amounts for the mortgages payable and junior subordinated notes represent the principal outstanding amounts, excluding deferred debt issuance costs and discounts.
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
As of December 31, 2025, the Company reclassified the assets and liabilities of First Western as held for sale, including the Company’s portfolio of loans receivable. See Note 5 for more detail on the assets and liabilities held for sale. Upon the reclassification of First Western to held for sale, the CECL balance related to the loans receivable was reversed. The loans receivable were subsequently written down to their estimated fair value (based on the contractual sales price) less costs to sell, resulting in a loss on assets held for sale of $298,000 for the year ended December 31, 2025. During the three months ended March 31, 2026, the Company finalized the sale and based on additional operating and investing activity at First Western and certain transaction-related adjustments, recognized a net gain of $1.7 million.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)
14. RELATED-PARTY TRANSACTIONS
Asset Management and Other Fees to Related Parties
Asset Management Fees; Administrative Fees and Expenses—CIM Urban Partners, L.P. (“CIM Urban”), a wholly owned subsidiary of the Company, and CIM Capital, LLC, an affiliate of CIM Group (“CIM Capital”), have an investment management agreement, pursuant to which CIM Urban engaged CIM Capital to provide certain services to CIM Urban (the “Investment Management Agreement”). CIM Capital has assigned its duties under the Investment Management Agreement to its four wholly owned subsidiaries: CIM Capital Securities Management, LLC, a securities manager, CIM Capital RE Debt Management, LLC, a debt manager, CIM Capital Controlled Company Management, LLC, a controlled company manager, and CIM Capital Real Property Management, LLC, a real property manager. The “Operator” refers to CIM Capital and its four wholly owned subsidiaries.
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
March 31, 2026 (Unaudited) – (Continued)
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
Pursuant to the Investment Management Agreement, the asset management fee prior to January 1, 2022 was calculated (without giving effect to the Fee Waiver) as a percentage of the daily average adjusted fair value of CIM Urban’s assets as follows (dollar amounts in thousands):

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
In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and/or reimbursement for performing certain services for the Company and its subsidiaries that are not covered by the Base Fee. During the three months ended March 31, 2026 and 2025, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, operational and ongoing support in connection with the Company’s Preferred Stock. The Company will also reimburse the Administrator for the Company’s share of broken deal expenses that are incurred by the Administrator and its affiliates (i.e., fees and expenses relating to investments that were contemplated but the Company did not make and/or transactions that could have been executed by the Company but that the Company did not consummate, including fees and expenses associated with performing due diligence review and negotiating the terms of such investments or transactions). The Administrator’s compensation is based on the salaries and benefits of the employees of the Administrator and/or its affiliates

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)
who performed these services (allocated based on the percentage of time spent on the affairs of the Company and its subsidiaries). The expense for such services is included in expense reimbursements to related parties—corporate in the accompanying consolidated statements of operations.
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
Lending Segment Expenses—The Company had a Staffing and Reimbursement Agreement with CIM SBA Staffing, LLC (“CIM SBA”), an affiliate of CIM Group, and the Company’s subsidiary, PMC Commercial Lending, LLC. The agreement provided that CIM SBA would provide personnel and resources to the Company and that the Company would reimburse CIM SBA for the costs and expenses of providing such personnel and resources. The expense for such services was included in expense reimbursements to related parties—lending segment in the accompanying consolidated statements of operations.
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Asset Management Fees:
Asset management fees	$584	$360
Property Management Fees and Reimbursements:
Property management fees(1)	$523	$554
Onsite management and other cost reimbursement(2)	$1,824	$1,760
Leasing commissions(3)	$23	$129
Construction management fees(4)	$180	$232
Development management reimbursements(5)	$254	$402
Administrative Fees and Expenses:
Expense reimbursements to related parties - corporate	$875	$626
Lending Segment Expenses:
Expense reimbursements to related parties - lending segment (6)	$—	$659

(1)Does not include the Company’s share of the property management fees from the Unconsolidated Joint Ventures of $27,000 and $20,000 for the three months ended March 31, 2026 and 2025, respectively.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)
(2)Does not include the Company’s share of the onsite management and other cost reimbursements from the Unconsolidated Joint Ventures of $118,000 and $91,000 for the three months ended March 31, 2026 and 2025, respectively.
(3)Does not include the Company’s share of the leasing commissions from the Unconsolidated Joint Ventures of $11,000 and $7,000 for the three months ended March 31, 2026 and 2025, respectively.
(4)Does not include the Company’s share of the construction management fees from the Unconsolidated Joint Ventures of $2,000 and $58,000 for the three months ended March 31, 2026 and 2025, respectively.
(5)Does not include the Company’s share of the development management reimbursements from the Unconsolidated Joint Ventures of $73,000 and $175,000 for the three months ended March 31, 2026 and 2025, respectively.
(6)Expense reimbursements to related parties - lending segment do not include personnel costs capitalized to deferred loan origination costs of $18,000 for the three months ended March 31, 2025.
As of March 31, 2026 and December 31, 2025, due to related parties consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Asset management fees	$588	$1,303
Property management fees and reimbursements	1,148	13,574
Expense reimbursements - corporate	309	3,968
Expense reimbursements - lending segment	—	3,255
Upfront dealer manager and trailing dealer manager fees	241	203
Other amounts due to the CIM Management Entities and certain of its affiliates	93	516
Total due to related parties	$2,379	$22,819
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
Other
On May 15, 2019, an affiliate of CIM Group entered into an approximately 11-year lease that runs through May 2030 for approximately 30,000 rentable square feet with respect to a property owned by 4750 Wilshire JV, in which the Company has a 20% interest. For the three months ended March 31, 2026, the Company’s share of the income from the tenant earned by the 4750 Wilshire JV was $84,000. For the three months ended March 31, 2025, the Company’s share of the income from the tenant earned by the 4750 Wilshire JV was $82,000.
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
March 31, 2026 (Unaudited) – (Continued)
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
15. COMMITMENTS AND CONTINGENCIES
General—In connection with the ownership and operation of real estate properties, the Company has certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. The Company had a total of $5.0 million in future obligations under leases to fund tenant improvement as of March 31, 2026. As of March 31, 2026, $13.0 million was funded to reserve accounts included in restricted cash on the Company’s consolidated balance sheet for tenant improvement obligations in connection with various mortgage loan agreements. Under the terms of the Sheraton Management Agreement, the Company is obligated to complete specific renovation projects at its hotel property (the “Sheraton Renovations”). As of March 31, 2026, the expected costs to complete the Sheraton Renovations was $2.6 million. As of March 31, 2026, the Company was entitled to receive an additional $2.5 million of key money under the Sheraton Management Agreement, to be made available to the Company upon completion of specific aspects of the Sheraton Renovation. The Company also has available borrowings of $911,000 under a mortgage loan agreement at its hotel property which can be used to finance remaining costs related to the Sheraton Renovations.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)
16. LEASES
Future minimum rental revenue under long-term operating leases as of March 31, 2026, excluding tenant reimbursements of certain costs, are as follows (excludes unconsolidated properties, in thousands):

Years Ended December 31,	Total
2026 (Nine months ending December 31, 2026)	$39,702
2027	36,094
2028	20,654
2029	16,700
2030	10,048
Thereafter	52,991
$176,189
17. SEGMENT DISCLOSURE
The Company’s reportable segments during the three months ended March 31, 2026 and 2025 consist of three types of commercial real estate properties, namely, office, hotel and multifamily. As previously disclosed, the Company completed the sale of its lending business on January 21, 2026, and, as a result, the Company’s lending business ceased to be one of the Company’s reportable segments during the three months ended March 31, 2026. As the lending segment activity was de minimis during the period it remained under the Company’s ownership for the three months ended March 31, 2026, the related amounts are included within non-segment interest and other income, interest expense, and general and administrative, as applicable. Management internally evaluates the operating performance and financial results of the segments based on net operating income. The Company also has certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)
The net operating income (loss) of the Company’s segments for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Office (1):
Revenues	$12,578	$13,054
Property expenses:
Operating	5,839	5,636
General and administrative	302	288
Total property expenses	6,141	5,924
Income (loss) from unconsolidated entities	62	(29)
Segment net operating income—office	6,499	7,101
Hotel:
Revenues	12,376	12,681
Property expenses:
Operating	8,400	7,986
General and administrative	20	11
Total property expenses	8,420	7,997
Segment net operating income—hotel	3,956	4,684
Multifamily (1):
Revenues	3,872	4,091
Property expenses:
Operating	2,908	3,503
General and administrative	139	86
Total property expenses	3,047	3,589
Loss from unconsolidated entities	(1,438)	(1,122)
Segment net operating loss—multifamily	(613)	(620)
Lending (2):
Revenues	—	2,378
Lending expenses:
Interest expense	—	574
Expense reimbursements to related parties—lending segment	—	659
General and administrative	—	555
Total lending expenses	—	1,788
Segment net operating income—lending	—	590
Total segment net operating income	$9,842	$11,755

(1)In the above table, activity related to 1015 N Mansfield JV is included within the office segment, while activity related to the 1902 Park JV and the 4750 Wilshire JV is included in the multifamily segment. Beginning on October 1, 2025, in connection with the 1910 Sunset JV’s commencement of leasing at the 1915 Park Project, the Company began reporting its share of the income from the operations of the 1915 Park Project in its multifamily segment, while income from the operations of the 1910 Sunset Office Building continue to be reported in its office segment.
(2)Lending segment was sold in connection with the closing of the sale of First Western on January 21, 2026. As the lending segment activity was de minimis during the period it remained under the Company’s ownership for the three months ended March 31, 2026, the related amounts are included within non-segment interest and other income, interest expense, and general and administrative, as applicable, in the following table.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)
A reconciliation of the Company’s segment net operating income to net loss attributable to the Company for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Total segment net operating income	$9,842	$11,755
Interest and other income	591	91
Asset management and other fees to related parties	(584)	(360)
Expense reimbursements to related parties—corporate	(875)	(626)
Interest expense	(9,124)	(9,184)
General and administrative	(1,571)	(1,241)
Transaction-related costs	(7)	(26)
Depreciation and amortization	(7,721)	(6,560)
Loss on early extinguishment of debt	(705)	—
Gain on sale of First Western	1,737	—
Loss before provision for income taxes	(8,417)	(6,151)
Provision for income taxes	—	(121)
Net loss	(8,417)	(6,272)
Net loss attributable to noncontrolling interests	108	158
Net loss attributable to the Company	$(8,309)	$(6,114)
The condensed assets for each of the segments as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

	March 31, 2026	December 31, 2025
Condensed assets:
Office	$400,246	$402,151
Hotel	115,713	114,994
Multifamily	267,616	270,645
Lending (1)	—	67,867
Non-segment assets	8,746	3,530
Total assets	$792,321	$859,187

(1)Lending segment was sold in connection with the closing of the sale of First Western on January 21, 2026. As of December 31, 2025, the Company had reclassified $65.9 million of lending segment assets as held-for-sale, in connection with the sale.

18. SUBSEQUENT EVENTS
The Company evaluated events subsequent to March 31, 2026, and concluded that, other than those items already disclosed elsewhere in the notes to the consolidated financial statements, no subsequent events have occurred that would require recognition or disclosure in the consolidated unaudited financial statements.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our business and availability of funds. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “project,” “target,” “expect,” “intend,” “might,” “believe,” “anticipate,” “estimate,” “could,” “would,” “continue,” “pursue,” “potential,” “forecast,” “seek,” “plan,” “should” or “goal” or the negative thereof or other variations or similar words or phrases. Such forward-looking statements also include, among others, statements about our plans and objectives relating to future growth and outlook. Such forward-looking statements are based on particular assumptions that our management has made in light of its experience, as well as its perception of expected future developments and other factors that it believes are appropriate under the circumstances. Forward-looking statements are necessarily estimates reflecting the judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include those associated with (i) the timing, form, and operational effects of our development activities, (ii) our ability to raise in place rents to existing market rents and to maintain or increase occupancy levels, (iii) fluctuations in market rents, (iv) the effects of inflation and continuing higher interest rates on our operations and profitability, (v) general economic, market and other conditions, including the effects of high unemployment rates, continued or renewed inflation and any recession or slowdown in economic growth, and (vi) our approach to artificial intelligence (“AI”). Additional important factors that could cause our actual results to differ materially from our expectations are discussed in “Item 1A—Risk Factors” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2026 (the “2025 Form 10-K”). The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements expressed or implied in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements expressed or implied herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made, except as may be required by applicable securities laws.
The following discussion of our financial condition as of March 31, 2026 and results of operations for the three months ended March 31, 2026 and 2025 should be read in conjunction with the 2025 Form 10-K. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Part I, Item 1A of the 2025 Form 10-K. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the consolidated financial statements contained therein. The terms “we,” “us,” “our” and the “Company” refer to Creative Media & Community Trust Corporation and its subsidiaries.
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
CIM Group is headquartered in Los Angeles, California and has offices in Atlanta, Georgia, Chicago, Illinois, Dallas, Texas, New York, New York, Orlando, Florida, Phoenix, Arizona, London, U.K., and Tokyo, Japan. CIM also maintains additional offices globally with distribution staff and Joint Venture (“JV”) partnerships.
Properties
As of March 31, 2026, our real estate portfolio consisted of 27 assets, all of which were fee-simple properties and five of which we own through investments in Unconsolidated Joint Ventures. Our Unconsolidated Joint Ventures contain one office property, three multifamily properties (one of which has been partially converted from office into multifamily units and is now being classified as a multifamily property) and one commercial development site. As of March 31, 2026, our 12 office properties, totaling approximately 1.3 million rentable square feet, were 73.1% occupied and our one 505-room hotel with an ancillary parking garage, had RevPAR of $178.71 for the three months ended March 31, 2026 and our five multifamily properties were 89.6% occupied. Additionally, as of March 31, 2026, we had eight development sites (two of which were being used as parking lots).
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

CIM Overview
Established in 1994, CIM is a vertically integrated, community-focused real estate and infrastructure owner, operator, lender, and developer of real assets. Through CIM’s vertically integrated structure, CIM is able to leverage in-house expertise across the full life cycle of assets to drive value creation across the process. CIM has dedicated teams for sourcing/acquisition, credit analysis, development, financing, commercial leasing, onsite property management and distribution. These functions bring alignment of interests and deep expertise, allowing for disciplined business plan underwriting and effective risk management. CIM also seeks to maximize synergies across its vertically integrated platform. The three investment platforms, real estate, infrastructure, and credit leverage in-house expertise to create value within each investment.
Financing Strategy
We will seek to satisfy our long-term liquidity needs through one or more of the following methods: (i) offerings of shares of Common Stock or other equity and/or debt securities of the Company; (ii) issuances of interests in our operating partnership in exchange for properties; (iii) credit facilities and term loans; (iv) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (v) the sale of existing assets; and/or (vi) cash flows from operations.
Rental Rate Trends
Office Statistics: The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods (includes 100% of our properties partially owned through Unconsolidated Joint Ventures):

	As of March 31,
	2026	2025
Occupancy (1)	73.1%	70.2%
Annualized rent per occupied square foot (1)(2)	$58.47	$61.14

(1)The information presented in this table represents historical information as of the date indicated without giving effect to any property sales occurring thereafter.
(2)Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail. Total abatements, representing lease incentives in the form of free rent, for the twelve months ended March 31, 2026 and 2025 were approximately $1.8 million and $1.0 million, respectively. Giving effect to abatements, net annualized rent per occupied square foot was $55.90 and $58.00 as of March 31, 2026 and 2025, respectively (See Definitions for more detail).
Over the next four quarters, we expect to see expiring cash rents as set forth in the table below (includes 100% of our properties partially owned through Unconsolidated Joint Ventures):

	For the Three Months Ended
	June 30, 2026	September 30, 2026	December 31, 2026	March 31, 2027
Expiring Cash Rents:
Expiring square feet (1)	27,841	30,978	20,097	30,429
Expiring rent per square foot (2)	$62.46	$48.97	$54.24	$51.53

(1)Month-to-month tenants occupying a total of 6,168 square feet are included in the expiring leases in the first quarter listed.
(2)Represents gross monthly base rent, as of March 31, 2026, under leases expiring during the periods above, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

During the three months ended March 31, 2026, we executed leases with terms longer than 12 months totaling 20,562 square feet. The table below sets forth information on certain of our executed leases during the three months ended March 31, 2026, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

			New Cash	Expiring Cash
	Number of	Rentable	Rents per Square	Rents per Square
	Leases (1)	Square Feet	Foot (2)	Foot (2)
Three Months Ended March 31, 2026	10	20,562	$61.35	$65.72

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
Multifamily Statistics: The following table sets forth occupancy rates and the monthly rent per occupied unit across our multifamily portfolio for the specified periods (includes 100% of our properties partially owned through an Unconsolidated Joint Venture):

	As of March 31,
	2026	2025
Occupancy	89.6%	80.2%
Monthly rent per occupied unit (1)	$2,493	$2,461
______________________
(1)Represents gross monthly base rent under leases commenced as of the specified period, divided by occupied units. This amount reflects total cash rent before concessions. Net of rent concessions granted in the specified period, monthly rent per occupied unit was $2,156 and $2,341 as of March 31, 2026 and 2025, respectively.
Hotel Statistics:  The following table sets forth the occupancy, ADR and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Three Months Ended
	March 31,
	2026	2025
Occupancy	78.5%	80.0%
ADR	$227.75	$220.57
RevPAR	$178.71	$176.47
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

Lending Segment
Prior to the divestiture described in this paragraph, we were a national lender that primarily originated loans to small businesses. As previously announced on November 12, 2025, the Company and First Western entered into the Membership Interest Purchase Agreement with the Buyer. The Closing occurred on January 21, 2026. At the Closing, pursuant to the Membership Interest Purchase Agreement, and upon the terms and subject to the conditions therein, Buyer purchased from the Company all of the issued and outstanding equity interests of First Western for a purchase price of $44.9 million (which is net of the outstanding balance of debt related to the 2023 securitization of certain loan receivables), resulting in proceeds of $31.2 million after the repayment of the Lending Division Revolving Credit Facility, and a net gain of $1.7 million. Subsequent to March 31, 2026, the Company received $1.0 million of escrow proceeds in connection with the Transactions.
Property Concentration
Kaiser Foundation Health Plan, Incorporated, which occupied space in one of our Oakland, California properties, accounted for 24.0% of our annualized office rental income for the three months ended March 31, 2026.
2026 Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than geopolitical conflict and national economic conditions affecting real estate in general, such as the effects of high unemployment rates, continued or renewed inflation, heightened interest rates, and any recession or slowdown in economic growth and any proposed or imposed tariffs by the U.S. government and retaliatory tariffs proposed or imposed by U.S. trading partners, that may reasonably be expected to have a material impact on our results from operations other than those listed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.
Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
Net Loss and FFO

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Total revenues	$29,417	$32,295	$(2,878)	(8.9)%
Total expenses	$38,195	$37,295	$900	2.4%
Gain on sale of First Western	$1,737	$—	$1,737	N/A
Net loss	$(8,417)	$(6,272)	$(2,145)	34.2%
The Company had a net loss of $8.4 million for the three months ended March 31, 2026, representing an increase of $2.1 million compared to a net loss of $6.3 million for the three months ended March 31, 2025. The increase in net loss was primarily due to a decrease of $1.9 million in segment net operating income (discussed in more detail below in “Summary Segment Results”).
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
The following table sets forth a historical reconciliation of net (loss) attributable to common stockholders to FFO attributable to holders of common stockholders (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss attributable to common stockholders (1)	$(34,695)	$(11,898)
Depreciation and amortization	7,721	6,560
Noncontrolling interests’ proportionate share of depreciation and amortization	(58)	(67)
Gain on sale of First Western	(1,737)	—
FFO attributable to common stockholders (1)	$(28,769)	$(5,405)

(1)During the three months ended March 31, 2026 and 2025, we recognized $22.2 million and $300,000, respectively, of redeemable preferred stock redemptions. Such amounts are included in, and have the effect of increasing, net loss attributable to common stockholders and FFO attributable to common stockholders because redeemable preferred stock redemptions are not an adjustment prescribed by NAREIT.
FFO attributable to common stockholders, which is a non-GAAP measure, was $(28.8) million for the three months ended March 31, 2026, a decrease of $(23.4) million compared to $(5.4) million for the three months ended March 31, 2025. The decrease in FFO was primarily attributable to an increase in redeemable preferred stock redemptions of $21.9 million, a decrease of $1.9 million in segment net operating income (discussed in more detail below in “Summary Segment Results”) and an increase of $705,000 in loss on early extinguishment of debt, partially offset by a decrease in redeemable preferred stock dividends of $1.3 million.

Summary Segment Results
During the three months ended March 31, 2026 and 2025, we operated in three segments: office, hotel and multifamily properties. As previously disclosed, the Company completed the sale of its lending business on January 21, 2026, and, as a result, the Company’s lending business ceased to be one of the Company’s reportable segments during the three months ended March 31, 2026. As the lending segment activity was de minimis during the period it remained under the Company’s ownership for the three months ended March 31, 2026, the related amounts are included within non-segment interest and other income, interest expense, and general and administrative, as applicable, in the following table for the three months ended March 31, 2026. Set forth and described below are summary segment results for our operating segments (dollar amounts in thousands).

	Three Months Ended
	March 31,		Change
	2026	2025	$	%
Revenues:
Office	$12,578	$13,054	$(476)	(3.6)%
Hotel	$12,376	$12,681	$(305)	(2.4)%
Multifamily	$3,872	$4,091	$(219)	(5.4)%
Lending	$—	$2,378	$(2,378)	NM*

Expenses:
Office	$6,141	$5,924	$217	3.7%
Hotel	$8,420	$7,997	$423	5.3%
Multifamily	$3,047	$3,589	$(542)	(15.1)%
Lending	$—	$1,788	$(1,788)	NM*

Income (Loss) From Unconsolidated Entities
Office	$62	$(29)	$91	NM*
Multifamily	$(1,438)	$(1,122)	$(316)	28.2%

Non-Segment Revenue and Expenses:
Interest and other income	$591	$91	$500	NM*
Asset management and other fees to related parties	$(584)	$(360)	$(224)	62.2%
Expense reimbursements to related parties—corporate	$(875)	$(626)	$(249)	39.8%
Interest expense	$(9,124)	$(9,184)	$60	(0.7)%
General and administrative	$(1,571)	$(1,241)	$(330)	26.6%
Transaction-related costs	$(7)	$(26)	$19	NM*
Depreciation and amortization	$(7,721)	$(6,560)	$(1,161)	17.7%
Loss on early extinguishment of debt	$(705)	$—	$(705)	N/A
Gain on sale of First Western	$1,737	$—	$1,737	N/A
Provision for income taxes	$—	$(121)	$121	NM*
______________________
(*)Percentage changes in excess of 100% are deemed to be not meaningful (“NM”)
Revenues
Office Revenue:  Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue decreased to $12.6 million for the three months ended March 31, 2026 from $13.1 million for the three months ended March 31, 2025. The change is primarily due to a decrease in tenant reimbursement revenue at an office property in Oakland, California.
Hotel Revenue:  Hotel revenue decreased to $12.4 million for the three months ended March 31, 2026, compared to $12.7 million for the three months ended March 31, 2025. The decrease was largely attributable to temporary factors, including a renovation-related disruption early in the quarter, and an issue in one of the mechanical systems that temporarily removed a number of rooms from service in March of 2026.
Multifamily Revenue: Multifamily revenue decreased to $3.9 million for the three months ended March 31, 2026, compared to $4.1 million for the three months ended March 31, 2025. The decrease is primarily due to decreased rent per occupied unit, net of rent concessions, at our multifamily properties during the three months ended March 31, 2026.
Lending Revenue:  Lending revenue represented interest income on loans and other loan-related fee income from our lending business (First Western), which was sold on January 21, 2026. The Company recorded no lending revenue for the three months ended March 31, 2026, compared to $2.4 million for the three months ended March 31, 2025. Lending revenue for the period First Western was still under ownership during the three months ended March 31, 2026 was recorded to interest and other income not allocated to any of our operating segments.
Income (Loss) From Unconsolidated Office Entities: Income from our unconsolidated office entities was $62,000 for the three months ended March 31, 2026, compared to a loss of $29,000 for the three months ended March 31, 2025. The increase was due to an increase in rental revenues at one of our unconsolidated office entities during the three months ended March 31, 2026.
Loss From Unconsolidated Multifamily Entities: The loss from our unconsolidated multifamily entities increased to $1.4 million for the three months ended March 31, 2026, compared to $1.1 million for the three months ended March 31, 2025. The increase is due to an increase in the unrealized loss on investments in real estate at one of our unconsolidated multifamily entities during the three months ended March 31, 2026, partially offset by an increase in rental revenues at the property.
Interest and Other Income: Interest and other income, which has not been allocated to our operating segments, was $591,000 for the three months ended March 31, 2026, compared to $91,000 for the three months ended March 31, 2025. The increase is primarily due the Company recording lending revenue for the period First Western was still under ownership during the three months ended March 31, 2026 to interest and other income.
Expenses
Office Expenses:  Office expenses increased to $6.1 million for the three months ended March 31, 2026, compared to $5.9 million for the three months ended March 31, 2025. The increase is primarily a result of an increase in real estate tax expense at an office property in Beverly Hills, California for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, driven by a tax refund recorded in the prior-year period.
Hotel Expenses:  Hotel expenses increased to $8.4 million for the three months ended March 31, 2026, compared to $8.0 million for the three months ended March 31, 2025. The increase is due to an increase in operating expenses and administrative expenses, driven mostly by elevated maintenance and marketing costs for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Multifamily Expenses:  Multifamily expenses decreased to $3.0 million for the three months ended March 31, 2026, compared to $3.6 million for the three months ended March 31, 2025. The decrease was primarily due to a decrease in real estate tax expenses at multifamily properties in Oakland, California for the three months ended March 31, 2026, compared to the prior period.
Lending Expenses:  Lending expenses included interest expense, general and administrative expenses and fees to related parties from our lending business (First Western), which was sold on January 21, 2026. The Company recorded no lending expenses for the three months ended March 31, 2026, compared to $1.8 million for the three months ended March 31, 2025. Lending expenses for the period First Western was still under ownership during the three months ended March 31, 2026 were recorded to general and administrative expenses and interest expense not allocated to any of our operating segments.
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments increased to $584,000 for the three months ended March 31, 2026, compared to $360,000 for the three months ended March 31, 2025. The change was a result of an increase in asset management fees driven by an increase in our net asset value attributable to common stockholders resulting from the issuance of additional shares of Common Stock during the three months ended March 31, 2026.
Expense Reimbursements to Related Parties—Corporate: The Administrator receives compensation and/or reimbursement for performing certain services for the Company and its subsidiaries. Expense reimbursements to related parties—corporate were $875,000 for the three months ended March 31, 2026, compared to $626,000 for the three months ended March 31, 2025. The change was primarily due to an increase in expense allocation as well as an increase in legal services.

Interest Expense:  Interest expense, which has not been allocated to our operating segments, was $9.1 million for the three months ended March 31, 2026, consistent with $9.2 million for the three months ended March 31, 2025.
General and Administrative Expenses:  General and administrative expenses, which have not been allocated to our operating segments, were $1.6 million for the three months ended March 31, 2026, compared to $1.2 million for the three months ended March 31, 2025. The increase is primarily due the Company recording lending general and administrative expenses for the period First Western was still under ownership during the three months ended March 31, 2026 to general and administrative expenses not allocated to any of our operating segments.
Transaction-Related Costs:  Transaction-related costs were $7,000 for the three months ended March 31, 2026, generally consistent with $26,000 for the three months ended March 31, 2025.
Depreciation and Amortization Expense:  Depreciation and amortization expense increased to $7.7 million for the three months ended March 31, 2026, compared to $6.6 million for the three months ended March 31, 2025. The increase was primarily due to an increase in tenant improvement amortization at an office property located in Beverly Hills, California, as well as an increase at our hotel property due to renovation projects which have increased depreciable assets.
Gain on sale of First Western: Gain on sale of First Western was $1.7 million for the three months ended March 31, 2026, related to the sale of First Western in January 2026. There were no such amounts recorded for the three months ended March 31, 2025.
Provision for Income Taxes: There was no provision for income taxes for the three months ended March 31, 2026, compared to a provision for income taxes of $121,000 for the three months ended March 31, 2025. The decrease is primarily due to the sale of First Western, one of our taxable REIT subsidiaries, on January 21, 2026.
Cash Flow Analysis
Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the occupancy and ADR of our hotel, the collectability of rent and recoveries from our tenants, and prior to the sale of our lending division, First Western, in January 2026, loan-related activity. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash used in operating activities was $26.0 million for the three months ended March 31, 2026, compared to net cash provided by operating activities of $1.2 million for the three months ended March 31, 2025. The decrease is primarily due to changes in working capital, including the timing of cash payments related to amounts due to related parties, as well as, an increase in net loss, adjusted for depreciation and amortization expense and other non-cash items of $2.4 million.
Our cash flows from investing activities are primarily related to property acquisitions and dispositions, expenditures for the development or repositioning of properties, capital expenditures and, prior to the sale of First Western in January 2026, cash flows associated with loans originated at our lending segment. Net cash provided by investing activities was $41.4 million for the three months ended March 31, 2026, compared to net cash used in investing activities of $5.2 million for the three months ended March 31, 2025. The change was primarily due to $44.6 million of proceeds from the sale of assets held for sale, net, in connection with the sale of First Western, as further discussed in Note 5 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, as well as a $2.3 million decrease in capital expenditures, partially offset by a decrease in proceeds from principal loan collections, net of loans funded, of $2.0 million during the three months ended March 31, 2026 as compared to the same period in 2025.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash used in financing activities for the three months ended March 31, 2026 was $15.4 million, compared to net cash provided by financing activities of $206,000 for the three months ended March 31, 2025. The change was primarily due to net repayments on debt of $10.3 million during the three months ended March 31, 2026, as compared to net proceeds from debt of $6.4 million during the three months ended March 31, 2025. The change was partially offset by a $1.0 million decrease in preferred stock dividends paid during three months ended March 31, 2026, as compared to the same period in 2025.
Liquidity and Capital Resources
General
On a short-term basis, our principal demands for funds will be for the acquisition of assets, development or repositioning of properties (as further described below) (including pre-construction costs such as obtaining entitlements and permits and architectural work), or re-leasing of space in existing properties, capital expenditures, paying interest and principal on current and any future debt financings, and paying distributions on our Preferred Stock. We may finance our future activities through one or more of the following methods: (i) offerings of shares of Common Stock or other equity and/or debt securities of the Company; (ii) issuances of interests in our operating partnership in exchange for properties; (iii) credit facilities and term loans; (iv) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (v) the sale of existing assets; and/or (vi) cash flows from operations.
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
Construction has been substantially completed on the renovation of the Sheraton Grand Hotel’s guest rooms and corridors (the “Rooms Renovation Project”) at our Sheraton Grand Hotel in Sacramento, California, with total costs incurred of $21.5 million as of March 31, 2026. We also started our renovation of Sheraton Grand Hotel’s lobbies and common areas (the “Lobby Renovation Project”) during the third quarter of 2025. The estimated cost for the Lobby Renovation Project is approximately $11.6 million, of which $9.0 million had been incurred as of March 31, 2026. Both the Rooms Renovation Project and Lobby Renovation Project are being funded by a combination of draws on the mortgage loan at the property, key money from the Sheraton Grand Hotel’s franchisor, and cash from operations of the hotel. In addition, we are evaluating a potential refinancing and are in discussions with and receiving proposals from potential lenders related to the Sheraton Hotel that could result in an upsized loan and a reduced interest rate.
From and after September 2024, at our option, we redeemed 10,129,244, 4,019,649 and 21,760 shares of Series A1 Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock, respectively, in shares of Common Stock and we have paid holder-requested redemptions of 913,141, 759,308, and 4,122 shares of Series A1 Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock, respectively, in shares of Common Stock. On March 16, 2026, we redeemed, at our option, 7,539,638 shares of Series A1 Preferred Stock, 1,869,573 shares of Series A Preferred Stock and 21,760 shares of Series D Preferred Stock in shares of Common Stock (the “March 2026 Redemption”). Other than the March 2026 Redemption, the Company does not currently intend to redeem, at the Company’s election, additional Preferred Stock in shares of Common Stock. However, the Company will evaluate redemption requests submitted by holders of its shares of Preferred Stock at the time it receives them and may elect to redeem those Preferred Shares in Common Stock or cash, at the Company’s discretion.
As of May 1, 2026, the Company has received redemption requests related to Series A1 Preferred Stock and Series A Preferred Stock, totaling approximately $204,000, which the Company intends to redeem in shares of Common Stock as soon as practical after the Company opens its trading window in accordance with its Insider Trading Policy.
The measures noted above, taken together, strengthen our balance sheet and improve liquidity. These actions are also intended to better position the Company to take advantage of opportunities that are expected to arise in a recovering real estate market.
We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of our long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. While we will seek to satisfy such needs through one or more of the methods described in this Quarterly Report on Form 10-Q, our ability to take such actions is highly uncertain and cannot be predicted, and could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in “Item 1A—Risk Factors” of the 2025 Form 10-K. If we cannot obtain funding for our long-term liquidity needs, our assets may generate lower cash flows or decline in value, or both, which may cause us to sell assets at a time when we would not otherwise do so which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Preferred Stock or any renewed distributions on our Common Stock.
We must meet certain financial and liquidity criteria to maintain the listing of our Common Stock on Nasdaq. If we violate Nasdaq’s listing requirements or fail to meet its listing standards, our Common Stock may be delisted. On November 7, 2024, we received written notice from the Listing Qualifications Department of Nasdaq indicating that we had fallen out of compliance with the Bid Price Requirement. To regain compliance, the closing bid price of our Common Stock had to be a minimum of $1.00 per share for a minimum of ten consecutive business days prior to May 6, 2025. On May 1, 2025, we received a letter from the Nasdaq Listing Qualification Department informing the Company that it had regained compliance with the Bid Price Requirement as of April 30, 2025 due to the price of our Common Stock maintaining a minimum bid price in excess of $1.00 for ten consecutive business days. In addition, in order to remain in compliance with Nasdaq’s Modified Low-

Price Requirement (which triggers an immediate suspension of trading and potential delisting notice for securities that do not maintain a closing bid price of greater than $0.10 for ten consecutive trading days), the Company effected a 1-for-10 reverse stock split on March 26, 2026 and, in order to remain in compliance with the Bid Price Requirement, the Company effected an additional 1-for-10 reverse stock split on April 20, 2026. However, our ability to maintain compliance with Nasdaq’s listing standards requirements in the future, including the Bid Price Requirement, is not guaranteed. We believe that delisting our Common Stock from Nasdaq could have significant adverse consequences, including a decreased ability to issue additional shares of Common Stock to raise additional financing in the future due to the increased lack of liquidity that would result in our Common Stock due to the factors described in “We may not be able to maintain a listing of our Common Stock on Nasdaq” in “Item 1A—Risk Factors” of the 2025 Form 10-K. In addition, delisting may result in the inability to redeem Preferred Stock when all other criteria for redemption have been met if registration under applicable state securities or “blue sky” laws is not able to be accomplished in a particular state and the cash required for such redemption is not available.
Sources and Uses of Funds
Mortgages
We have mortgage loan agreements with outstanding balances of $477.1 million as of March 31, 2026. Our mortgage loans mature on various dates from June 7, 2026 through January 11, 2030.
With regard to the mortgage payable with a balance of $66.3 million as of March 31, 2026 maturing on June 7, 2026 (the “1150 Clay Mortgage”), the Company executed the final one-year extension option under the mortgage in June 2025. The Company intends to work with the lender in order to refinance the 1150 Clay Mortgage beyond its stated maturity date of June 7, 2026. Although the Company believes it is likely it will be able to refinance the 1150 Clay Mortgage prior to June 7, 2026, there can be no assurance that such refinancing will occur. If the Company and the lender under the 1150 Clay Mortgage cannot agree on an extension of the mortgage and the Company fails to repay the loan in full upon its contractual maturity date, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, take possession of the property.
With regard to the mortgage payable with a balance of $81.0 million as of March 31, 2026 secured by a multifamily property in Oakland, California (the “Channel House Mortgage”), on August 4, 2025 the Company reached an agreement with the lender to extend the maturity date through January 31, 2027 (the “Channel House Mortgage Extension”). In connection with the Channel House Mortgage Extension, the Company made a repayment of $6.0 million under the Channel House Mortgage, reducing it from its previous balance of $87.0 million. Although the Company believes it is likely it will be able to refinance the Channel House Mortgage prior to January 31, 2027, there can be no assurance that such refinancing will occur. If the Company and the lender under the Channel House Mortgage cannot agree on an extension of the mortgage and the Company fails to repay the loan in full upon its contractual maturity date, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, take possession of the property.
With regard to the mortgage payable with a balance of $97.1 million as of March 31, 2026 maturing on July 1, 2026 (the “1 Kaiser Mortgage”), the Company intends to work with the lender in order to refinance the 1 Kaiser Mortgage beyond its stated maturity date of July 1, 2026. Although the Company believes it is likely it will be able to refinance the 1 Kaiser Mortgage prior to July 1, 2026, there can be no assurance that such refinancing will occur. If the Company and the lender under the 1 Kaiser Mortgage cannot agree on an extension of the mortgage and the Company fails to repay the loan in full upon its contractual maturity date, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, take possession of the property.
Revolving Credit Facilities
In June 2025, a subsidiary of the Company, as borrower, entered into an agreement (the “Lending Division Revolving Credit Facility”) with a bank that included a $20.0 million revolving credit facility secured by the unguaranteed portion of certain of such subsidiary’s SBA 7(a) loans receivable and other assets of such subsidiary, subject to a borrowing base calculation, and fully guaranteed by the Company. Upon the closing of the sale of First Western on January 21, 2026, the remaining balance of $10.4 million under the Lending Division Revolving Credit Facility was paid in full, resulting in the termination of the Lending Division Revolving Credit Facility.
Other Financing Activity
We have junior subordinated notes with a variable interest rate that resets quarterly based on the three-month SOFR plus 3.51%, with quarterly interest‑only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at our option. The aggregate principal balance of the junior subordinated notes was $27.1 million as of March 31, 2026.

Securities Offerings
We conducted a continuous public offering of Series A Preferred Stock from October 2016 through January 2020, where one Series A Preferred Warrant was issued along with each issued share of Series A Preferred Stock. During the tenure of the offering, we issued 4,603,287 Series A Preferred Stock and Series A Preferred Warrants and received aggregate net proceeds of $105.2 million after commissions, fees and allocated costs. As of March 31, 2026, all of the Series A Preferred Warrants had expired.
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
As of March 31, 2026, we had issued 12,040,878 shares of Series A1 Preferred Stock, 8,251,657 shares of Series A Preferred Stock and 56,857 shares of Series D Preferred Stock and received aggregate net proceeds of $459.1 million after commissions, fees and allocated costs.
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
We expect to pay dividends on the Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock in arrears on a monthly basis, unless our results of operations, our general financing conditions, general economic conditions, applicable requirements of the Maryland General Corporation Law (“MGCL”) or other factors make it imprudent to do so. The timing and amount of dividends declared and paid on our Preferred Stock will be determined by our Board of Directors, in its sole discretion, and may vary from time to time.
From the date of issuance until the fifth anniversary of the date of issuance, holders of Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock may require us to redeem such shares at a discount to the Series A1 Preferred Stock, Series A Preferred Stated Value and Series D Preferred Stated Value, respectively. From and after the fifth anniversary of the date of original issuance of any share of our Preferred Stock, we generally (subject to certain conditions) have the right (but not the obligation) to redeem, and the holder of such share may require us to redeem, such share at a redemption price equal to 100% of the stated value of such share, plus any accrued but unpaid dividends in respect of such share as of the effective date of the redemption. The redemption price in respect of any share of Preferred Stock, whether redeemed at our option or at the option of a holder, may be paid in cash or in shares of Common Stock in our sole discretion. Through March 31, 2026, we had redeemed 7,109,143 shares of Series A Preferred Stock, 11,225,466 shares of Series A1 Preferred Stock, and 34,292 of Series D Preferred Stock.
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
As of May 1, 2026, the Company has received redemption requests related to Series A1 Preferred Stock and Series A Preferred Stock, totaling approximately $204,000, which the Company intends to redeem in shares of Common Stock as soon as practical after the Company opens its trading window in accordance with its Insider Trading Policy.
Of the 7,109,143 shares of Series A Preferred Stock that have been redeemed, the redemption of 2,330,186 shares of Series A Preferred Stock were paid in cash, 2,313,106 of which were redeemed at the option of the holders and 17,080 of which were redeemed at the option of the Company. As of March 31, 2026, the Company, at its option, redeemed 4,019,649 shares of Series A Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, as of March 31, 2026, 759,308 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series A In-

Kind Redemptions”). The Series A In-Kind Redemptions resulted in the aggregate issuance of 534,863 shares of Common Stock.
Of the 11,225,466 shares of Series A1 Preferred Stock that have been redeemed, the redemption of 183,081 shares of Series A1 Preferred Stock were paid in cash (all of which were redeemed at the option of the holders). As of March 31, 2026, the Company had, at its option, redeemed 10,129,244 shares of Series A1 Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, as of March 31, 2026, 913,141 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series A1 In-Kind Redemptions”). The Series A1 In-Kind Redemptions resulted in the aggregate issuance of 2,096,914 shares of Common Stock.
Of the 34,292 shares of Series D Preferred Stock that have been redeemed, the redemption of 8,410 shares of Series D Preferred Stock were paid in cash (all of which were redeemed at the option of the holders). As of March 31, 2026, the Company had, at its option, redeemed 21,760 shares of Series D Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date and, in addition, as of March 31, 2026, 4,122 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series D In-Kind Redemptions”). The Series D In-Kind Redemptions resulted in the aggregate issuance of 6,057 shares of Common Stock.
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
Off Balance Sheet Arrangements
As of March 31, 2026, we did not have any off-balance sheet arrangements.
Recently Issued Accounting Pronouncements
Our recently issued accounting pronouncements are described in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. As of March 31, 2026 and December 31, 2025 (including our variable rate mortgages payable subject to interest rate cap agreements and excluding premiums, discounts, and deferred loan costs), $440.7 million (or 87.4%) and $440.4 million (or 85.6%) of our debt, respectively, was fixed rate borrowings. As of March 31, 2026 and December 31, 2025 (excluding debt reclassified as held for sale and excluding our variable rate mortgages payable subject to interest rate cap agreements as well as premiums, discounts and deferred loan costs), $63.5 million (or 12.6%) and $74.1 million (or 14.4%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding as of March 31, 2026 and December 31, 2025, a 50 basis point change in SOFR would result in an annual impact to our earnings of approximately $318,000 and $371,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate.
As of March 31, 2026, we had two interest rate cap agreements outstanding with an aggregate notional amount of $172.3 million and an aggregate fair value of the net derivative assets of $20,000. As of March 31, 2026, an increase or decrease of 50 basis points in interest rates would not result in a significant change to the fair value of the derivative asset.
Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by us in such reports is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In May 2022, the Company’s Board of Directors approved a repurchase program of up to $10.0 million of the Company’s Common Stock (the “SRP”). Under the SRP, the Company, in its discretion, may purchase shares of its Common Stock from time to time in the open market or in privately negotiated transactions. The amount and timing of purchases of shares will depend on a number of factors, including, without limitation, the price and availability of shares, trading volume, general market conditions and compliance with applicable securities law. The SRP has no termination date and may be suspended or discontinued at any time. There were no repurchases during the three months ended March 31, 2026. As of March 31, 2026, the Company had repurchased 27 shares of Common Stock (adjusted for the Reverse Stock Splits) for $4.7 million.
Item 3.    Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
We have adopted an Insider Trading Policy governing the trading of our securities by the Company’s officers, directors, employees and certain employees of CIM Group, as well as the Company itself, that we believe is reasonably intended to promote compliance with insider trading laws, rules and regulations and Nasdaq’s listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2025.
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, in effect at any time during the three months ended March 31, 2026.
On May 8, 2025, the Company filed a notice with the Israel Securities Authority and the Tel Aviv Stock Exchange (“TASE”) voluntarily requesting to delist its Common Stock from trading on the TASE due to the relatively low amount of shares of the Company’s Common Stock that are trading on the TASE. The voluntary delisting of the Company’s Common Stock from the TASE became effective on August 15, 2025. The Company’s Common Stock will continue to be listed for trading on Nasdaq.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
2.1
Membership Interest Purchase Agreement, dated as of November 6, 2025, by and among PG FR Holding LLC, Creative Media & Trust Corporation and First Western SBLC, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2026).

3.1
Creative Media & Community Trust Corporation Articles of Amendment (reverse stock split) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2026).

3.2
Creative Media & Community Trust Corporation Articles of Amendment (par value decrease) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2026).

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

Creative Media & Community Trust Corporation

Dated:	May 7, 2026	By:	/s/ DAVID THOMPSON
David Thompson
Chief Executive Officer

Dated:	May 7, 2026	By:	/s/ BRANDON HILL
Brandon Hill
Chief Financial Officer