Form 10-Q
period 2026-06-30
Creative Media & Community Trust Corp
filed 2026-08-14
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One):
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 6, 2026, the Registrant had outstanding 2,947,493 shares of common stock, par value $0.001 per share.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES

PART I
Financial Information
Item 1.
Financial Statements
CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Investments in real estate, net	$693,740	$698,087
Investments in unconsolidated entities	26,463	31,095
Cash and cash equivalents	12,768	15,439
Restricted cash	23,942	22,246
Accounts receivable, net	3,048	2,598
Deferred rent receivable and charges, net	16,901	18,692
Other intangible assets, net	378	439
Prepaid expenses and other assets	5,698	4,732
Assets held for sale, net (Note 5)	—	65,859
TOTAL ASSETS	$782,938	$859,187
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY
LIABILITIES:
Debt, net	$498,770	$509,768
Accounts payable and accrued expenses	24,074	26,979
Due to related parties	1,631	22,819
Other liabilities	12,507	11,406
Liabilities associated with assets held for sale, net (Note 5)	—	21,966
Total liabilities	536,982	592,938
COMMITMENTS AND CONTINGENCIES (Note 15)
EQUITY:
Series A cumulative redeemable preferred stock, $0.001 par value; 28,851,591 and 30,848,680 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 8,820,338 and 1,671,929 shares issued and outstanding, respectively, as of June 30, 2026 and 8,820,338 and 3,669,018 shares issued and outstanding, respectively, as of December 31, 2025; liquidation preference of $25.00 per share, subject to adjustment	41,828	91,906
Series A1 cumulative redeemable preferred stock, $0.001 par value; 16,752,499 and 24,508,664 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 12,240,878 and 993,377 shares issued and outstanding, respectively, as of June 30, 2026 and 12,240,878 and 8,749,542 shares issued and outstanding, respectively, as of December 31, 2025; liquidation preference of $25.00 per share, subject to adjustment	25,322	217,451
Series D cumulative redeemable preferred stock, $0.001 par value; 26,965,708 and 26,987,468 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 56,857 and 22,565 shares issued and outstanding, respectively, as of June 30, 2026 and 56,857 and 44,325 shares issued and outstanding, respectively, as of December 31, 2025; liquidation preference of $25.00 per share, subject to adjustment	553	1,089
Common stock, $0.001 par value; 900,000,000 shares authorized; 2,947,493 shares issued and outstanding as of June 30, 2026 and 26,997 shares issued and outstanding as of December 31, 2025	3	3
Additional paid-in capital	1,287,344	1,019,044
Distributions in excess of earnings	(1,109,784)	(1,064,132)
Total stockholders’ equity	245,266	265,361
Noncontrolling interests	690	888
Total equity	245,956	266,249
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND EQUITY	$782,938	$859,187
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES:
Rental and other property income	$16,691	$15,779	$32,989	$32,999
Hotel income	12,190	11,173	24,067	23,307
Interest and other income	802	2,737	2,044	5,678
Total Revenues	29,683	29,689	59,100	61,984
EXPENSES:
Rental and other property operating	16,629	16,974	33,776	34,099
Asset management and other fees to related parties	859	349	1,443	709
Expense reimbursements to related parties—corporate	852	891	1,727	1,517
Expense reimbursements to related parties—lending segment	—	678	—	1,337
Interest	9,046	10,176	18,170	19,934
General and administrative	1,518	1,801	3,550	3,982
Transaction-related costs	17	803	24	829
Depreciation and amortization	7,071	6,264	14,792	12,824
Loss on early extinguishment of debt (Note 7)	—	88	705	88
Impairment of real estate (Note 3)	—	221	—	221
Casualty loss, net	455	—	455	—
Total Expenses	36,447	38,245	74,642	75,540
Loss from unconsolidated entities	(3,222)	(437)	(4,598)	(1,588)
Gain on sale of First Western (Note 5)	—	—	1,737	—
LOSS BEFORE PROVISION FOR INCOME TAXES	(9,986)	(8,993)	(18,403)	(15,144)
Provision for income taxes	—	158	—	279
NET LOSS	(9,986)	(9,151)	(18,403)	(15,423)
Net loss attributable to noncontrolling interests	90	152	198	310
NET LOSS ATTRIBUTABLE TO THE COMPANY	(9,896)	(8,999)	(18,205)	(15,113)
Redeemable preferred stock dividends declared or accumulated (Note 11)	(980)	(5,280)	(5,160)	(10,764)
Redeemable preferred stock redemptions (Note 11)	(82)	—	(22,288)	(300)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,958)	$(14,279)	$(45,653)	$(26,177)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$(4.03)	$(1,784.88)	$(28.30)	$(3,739.57)
Diluted	$(4.03)	$(1,784.88)	$(28.30)	$(3,739.57)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	2,722	8	1,613	7
Diluted	2,722	8	1,613	7

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts) (Unaudited)

	Six Months Ended June 30, 2026
	Common Stock		Preferred Stock
					Additional	Distributions	Total	Non-
		Par		Par	Paid - in	in Excess	Stockholders’	controlling	Total
	Shares	Value	Shares	Value	Capital	of Earnings	Equity	Interests	Equity
Balances as of December 31, 2025	26,997	$3	12,462,885	$310,446	$1,019,044	$(1,064,132)	$265,361	$888	$266,249
Stock based compensation expense	—	—	—	—	55	—	55	—	55
Par value adjustment	—	(237)	—	—	237	—	—	—	—
Redemption of Series A1 Preferred Stock paid in Common Stock	2,084,881	203	(7,734,130)	(191,566)	212,504	(18,542)	2,599	—	2,599
Dividends to holders of A1 Preferred Stock ($0.39938 per share)	—	—	—	—	—	(3,010)	(3,010)	—	(3,010)
Redemption of Series D Preferred Stock paid in Common Stock	5,941	1	(21,760)	(536)	560	(19)	6	—	6
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(14)	(14)	—	(14)
Redemption of Series A Preferred Stock paid in Common Stock	521,339	56	(1,957,823)	(49,094)	53,205	(3,645)	522	—	522
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(1,155)	(1,155)	—	(1,155)
Net loss	—	—	—	—	—	(8,309)	(8,309)	(108)	(8,417)
Balances as of March 31, 2026	2,639,158	$26	2,749,172	$69,250	$1,285,605	$(1,098,826)	$256,055	$780	$256,835
Stock based compensation expense	—	—	—	—	73	—	73	—	73
Cancelled shares	(344)	—	—	—	—	—	—	—	—
Par value adjustment	—	(23)	—	—	23	—	—	—	—
Redemption of Series A1 Preferred Stock paid in Common Stock	99,599	—	(22,035)	(563)	580	(10)	7	—	7
Dividends to holders of A1 Preferred Stock ($0.38375 per share)	—	—	—	—	—	(387)	(387)	—	(387)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(8)	(8)	—	(8)
Redemption of Series A Preferred Stock paid in Common Stock	209,080	—	(39,266)	(984)	1,063	(72)	7	—	7
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(585)	(585)	—	(585)
Net loss	—	—	—	—	—	(9,896)	(9,896)	(90)	(9,986)
Balances as of June 30, 2026	2,947,493	$3	2,687,871	$67,703	$1,287,344	$(1,109,784)	$245,266	$690	$245,956

	Six Months Ended June 30, 2025
	Common Stock		Preferred Stock
					Additional	Distributions	Total	Non-
		Par		Par	Paid - in	in Excess	Stockholders’	controlling	Total
	Shares	Value	Shares	Value	Capital	of Earnings	Equity	Interests	Equity
Balances as of December 31, 2024	4,662	$119	12,546,499	$311,903	$994,973	$(1,002,479)	$304,516	$1,748	$306,264
Stock based compensation expense	—	—	—	—	55	—	55	—	55
Par value adjustment	—	(107)	—	—	107	—	—	—	—
Redemption of Series A1 Preferred Stock paid in Common Stock	963	5	(194,216)	(4,813)	4,982	(131)	43	—	43
Dividends to holders of Series A1 Preferred Stock ($0.4425 per share)	—	—	—	—	—	(4,068)	(4,068)	—	(4,068)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Redemption of Series A Preferred Stock paid in Common Stock	1,921	3	(104,471)	(2,606)	2,796	(170)	23	—	23
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(1,393)	(1,393)	—	(1,393)
Net loss	—	—	—	—	—	(6,114)	(6,114)	(158)	(6,272)
Balances as of March 31, 2025	7,546	$20	12,247,812	$304,484	$1,002,913	$(1,014,372)	$293,045	$1,590	$294,635
Contributions to noncontrolling interests	—	—	—	—	—	—	—	8	8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(285)	(285)
Stock based compensation expense	—	—	—	—	55	—	55	—	55
Par value adjustment	—	(19)	—	—	19	—	—	—	—
Reclassification of Series A1 Preferred Stock to Permanent Equity	—	—	364,714	9,491	(1,196)	—	8,295	—	8,295
Dividends to holders of A1 Preferred Stock $0.42688 per share)	—	—	—	—	—	(3,881)	(3,881)	—	(3,881)
Dividends to holders of Series D Preferred Stock ($0.35313 per share)	—	—	—	—	—	(17)	(17)	—	(17)
Dividends to holders of Series A Preferred Stock ($0.34375 per share)	—	—	—	—	—	(1,389)	(1,389)	—	(1,389)
Net loss	—	—	—	—	—	(8,999)	(8,999)	(152)	(9,151)
Balances as of June 30, 2025	7,546	$1	12,612,526	$313,975	$1,001,791	$(1,028,658)	$287,109	$1,161	$288,270
The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,403)	$(15,423)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	14,797	12,927
Straight-line rental income	381	865
(Gain) loss on interest rate caps	(13)	99
Impairment of real estate	—	221
Casualty loss, net	455	—
Loss on early extinguishment of debt	705	88
Gain on sale of First Western	(1,737)	—
Amortization of deferred debt origination costs	1,231	1,466
Amortization of premiums and discounts on debt	55	52
Unrealized premium adjustment	—	201
Amortization of deferred costs and accretion of fees on loans receivable, net	—	(235)
Write-offs of uncollectible receivables	198	687
Deferred income taxes	—	(117)
Stock-based compensation	128	110
Loss from unconsolidated entities	4,598	1,588
Loans funded, held for sale to secondary market	—	(3,993)
Proceeds from sale of guaranteed loans	—	5,484
Principal collected on loans subject to secured borrowings	—	26
Commitment fees remitted and other operating activity	—	(118)
Changes in operating assets and liabilities:
Accounts receivable	(648)	(49)
Other assets	(522)	(1,978)
Accounts payable and accrued expenses	(2,505)	(1,018)
Deferred leasing costs	(490)	(901)
Other liabilities	415	(1,116)
Due to related parties	(21,188)	(137)
Net cash used in operating activities	(22,543)	(1,271)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,334)	(12,751)
Receipt of deferred key money	787	—
Investment in unconsolidated entity	(35)	(1,209)
Return of investment from unconsolidated entity	69	—
Proceeds from sale of assets held for sale, net	45,630	—
Loans funded	—	(1,331)
Principal collected on loans	—	5,065
Net cash provided by (used in) investing activities	40,117	(10,226)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of revolving credit facilities, mortgages payable, term notes and principal on SBA 7(a) loan-backed notes	(12,779)	(20,053)
Proceeds from revolving credit facilities, term notes and mortgages	575	50,315
Payment of principal on secured borrowings	—	(26)
Payment of deferred costs	(80)	(2,069)
Net fees from issuance of Preferred Stock	(253)	(8)
Payment of Preferred Stock dividends	(6,012)	(11,395)
Noncontrolling interests’ distributions	—	(285)
Noncontrolling interests’ contributions	—	8
Net cash (used in) provided by financing activities	(18,549)	16,487
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(975)	4,990
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	37,685	52,868
End of period	$36,710	$57,858
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$12,768	$27,769
Restricted cash	23,942	30,089
Total cash and cash equivalents and restricted cash	$36,710	$57,858
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$16,355	$17,035
Federal income taxes paid	$—	$110
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures, tenant improvements and real estate developments	$8,594	$2,355
Other amounts due from Unconsolidated Joint Venture partners included in other assets	$396	$396
Accrual of dividends payable to preferred stockholders	$964	$5,280
Reclassification of Series A1 Preferred Stock from temporary equity to permanent equity	$—	$8,295
Deferred debt origination costs included in accounts payable	$—	$232
Write off of deferred debt origination costs	$—	$158
Accrued Redeemable Preferred Stock fees	$4	$183

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)

1. ORGANIZATION AND OPERATIONS
Creative Media & Community Trust Corporation (the “Company”) is a Maryland corporation and real estate investment trust (“REIT”). The Company primarily acquires, develops, owns and operates both premier multifamily properties situated in vibrant communities throughout the United States and Class A and creative office real assets in markets with similar business and employment characteristics to its multifamily investments. The Company also owns one hotel in northern California. The Company seeks to apply the expertise of CIM Group, Inc. (“CIM Group” or “CIM”) and its affiliates to the acquisition, development and operation of premier multifamily properties and creative office assets that cater to rapidly growing industries such as technology, media and entertainment in vibrant and emerging communities throughout the United States.
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
Interim Financial Information—The accompanying interim consolidated financial statements of the Company have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of the Company’s management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The accompanying interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In determining whether the Company has controlling interests in an entity and the requirement to consolidate the accounts in that entity, the Company analyzes its investments in real estate in accordance with standards set forth in GAAP to determine whether they are variable interest entities (“VIEs”), and if so, whether the Company is the primary beneficiary. The Company’s judgment with respect to its level of influence or control over an entity and whether the Company is the primary beneficiary of a VIE involves consideration of various factors, including the form of the Company’s ownership interest, the Company’s voting interest, the size of the Company’s investment (including loans), and the Company’s ability to participate in major policy-making decisions. The Company’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in real estate on the Company’s consolidated financial statements. In addition, as of June 30, 2026, the Company has determined that its Unconsolidated Joint Ventures (as defined below) are considered VIEs. Applying the consolidation requirements for VIEs, the Company determined that it is not the primary beneficiary based on its lack of power to direct activities and its

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited) – (Continued)
obligations to absorb losses and right to receive benefits. Therefore, the Unconsolidated Joint Ventures do not qualify for consolidation. The Company accounts for its investments in Unconsolidated Joint Ventures as equity method investments.
Reclassifications—Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. The Company has broken out $865,000 of straight-line rental income from the change in other assets in the consolidated statement of cash flows for the six months ended June 30, 2025. This reclassification had no effect on the previously reported total cash flows from operating activities.
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
Recoverability of Investments in Real Estate—The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Investments in real estate are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. The Company’s assessment of impairment as of June 30, 2026 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s real estate assets will not occur in future periods. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the asset. No impairment of long-lived assets was recognized during the three and six months ended June 30, 2026. The Company recognized an impairment of long-lived assets of $221,000 during the three and six months ended June 30, 2025 (Note 3).
Casualty Related Losses—The Company carries liability insurance to mitigate its exposure to certain losses, including property damage. In these cases, the Company estimates the replacement cost of the damaged property and records a casualty loss for the amount. The Company records the estimated amount of expected insurance proceeds within other assets (typically a receivable from the Company’s insurance carriers) on the accompanying consolidated balance sheets and

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited) – (Continued)
recognizes insurance recoveries, up to the amount of recognized losses, within casualty loss, net on the accompanying consolidated statements of operations when recovery is deemed probable. Any amount of insurance recovery in excess of recognized losses represents a gain contingency and is recognized in the period in which the insurance proceeds are received.
Investments in Unconsolidated Entities—The Company accounts for its investments in the unconsolidated joint ventures (the “Unconsolidated Joint Ventures”) under the equity method, as the Company has the ability to exercise significant influence over the investments. Certain Unconsolidated Joint Ventures record their assets and liabilities at fair value. For such investments, the Company records its share of the Unconsolidated Joint Ventures’ unrealized gains or losses as well as its share of the revenues and expenses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s consolidated balance sheet and such share is recognized within the Company’s income from unconsolidated entities on the consolidated statements of operations.
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
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases when collectability is probable and the tenant has taken possession or controls the physical use of the leased asset. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is considered the owner of the improvements, any tenant improvement allowance that is funded is treated as an incentive. Lease incentives paid to tenants are included in other assets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. As of June 30, 2026 and December 31, 2025, lease incentives of $1.5 million and $1.3 million, respectively, are presented net of accumulated amortization of $1.2 million and $1.1 million, respectively.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited) – (Continued)
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
For the three and six months ended June 30, 2026 and 2025, the Company recognized rental income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rental and other property income
Fixed lease payments (1)	$14,357	$13,947	$28,377	$28,316
Variable lease payments (2)	2,334	1,832	4,612	4,683
Rental and other property income	$16,691	$15,779	$32,989	$32,999

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
Collectability of Future Lease Payments
The Company continually reviews whether collection of future lease payments, including any straight-line rent, and current and future operating expense reimbursements from tenants is probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of future lease payments is not probable, the Company will record a reduction to rental and other property income and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of future lease payments is based on the best information available at the time of estimate. The Company does not use a general reserve approach. As of June 30, 2026 and December 31, 2025, the Company had identified certain tenants where collection was no longer considered probable and decreased outstanding receivables by $284,000 and $371,000, respectively.
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
June 30, 2026 (Unaudited) – (Continued)
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
The Company presents hotel revenues net of sales, occupancy, and other taxes.
Below is a reconciliation of the hotel revenue from contracts with customers to the total hotel segment revenue disclosed in Note 17 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Hotel properties
Hotel income	$12,190	$11,173	$24,067	$23,307
Rental and other property income	576	441	1,063	961
Interest and other income	14	21	26	48
Hotel revenues	$12,780	$11,635	$25,156	$24,316
Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred leasing costs, deferred financing costs and other deferred costs.
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
As of June 30, 2026 and December 31, 2025, deferred rent receivable and charges, net consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Deferred rent receivable	$10,469	$10,850
Deferred leasing costs, net of accumulated amortization of $5,448 and $5,749, respectively	6,432	7,137
Deferred financing costs, net of accumulated amortization of $112	—	705
Deferred rent receivable and charges, net	$16,901	$18,692
Redeemable Preferred Stock—Beginning on the date of original issuance of any given shares of Series A1 Preferred Stock, par value $0.001 per share (“Series A1 Preferred Stock”), with an initial stated value of $25.00 per share, subject to adjustment (the “Series A1 Preferred Stock Stated Value”), Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) with an initial stated value of $25.00 per share, subject to adjustment (the “Series A Preferred Stock Stated Value”), or Series D Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), with an initial stated value of $25.00 per share, subject to adjustment (the “Series D Preferred Stock Stated Value”), the holder of such shares has the right to require the Company to redeem such shares, subject to certain limitations as discussed in Note 11. The Company records the activity related to the Series A1 Preferred Stock (for issuances prior to June 2024), Series A Preferred Stock, Series A Preferred

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited) – (Continued)
Warrants and Series D Preferred Stock in permanent equity. With respect to shares of Series A1 Preferred Stock issued from June 2024 through September 2024, in the event a holder of Series A1 Preferred Stock requested redemption of such shares and such redemption took place prior to the first anniversary of the date of original issuance, the Company was required to pay such redemption in cash. As a result, beginning from June 2024 through September 2024, the Company recorded issuances of Series A1 Preferred Stock in temporary equity. With respect to shares of Series A1 Preferred Stock issued from June 2024 through September 2024, on the first anniversary of the date of original issuance of a particular share of Series A1 Preferred Stock the Company reclassified such share of Series A1 Preferred Stock from temporary equity to permanent equity as the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapses on the first anniversary date.
Noncontrolling Interests—Noncontrolling interests represent the interests in various properties owned by third parties.
Restricted Cash—The Company’s mortgage loan and hotel management agreements provide for depositing cash into restricted accounts reserved for capital expenditures, free rent, tenant improvement, leasing commission obligations and real estate taxes.
Key Money—Key money received in connection with the hotel management agreement which the Company has entered into with the franchisor of its hotel property in Sacramento, California (the “Sheraton Management Agreement”) following the completion of specific capital projects is deferred and amortized over the 30-year term of the Sheraton Management Agreement. Deferred key money is classified as deferred income and recorded in other liabilities in the Company’s accompanying consolidated balance sheet and amortized as an offset to management fees paid to the franchisor under the Sheraton Management Agreement. As of June 30, 2026, deferred key money of $5.5 million was presented net of accumulated amortization of $148,000. As of December 31, 2025, deferred key money of $4.7 million was presented net of accumulated amortization of $48,000.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited) – (Continued)
3. INVESTMENTS IN REAL ESTATE
Investments in real estate consist of the following (in thousands):

	June 30, 2026	December 31, 2025
	(in thousands)
Land	$172,614	$172,614
Land improvements	5,595	5,595
Buildings and improvements	662,121	652,102
Furniture, fixtures, and equipment	20,371	19,702
Tenant improvements	23,121	24,832
Work in progress	16,725	18,631
Investments in real estate	900,547	893,476
Accumulated depreciation	(206,807)	(195,389)
Net investments in real estate	$693,740	$698,087
For the three months ended June 30, 2026 and 2025, the Company recorded depreciation expense of $6.6 million and $5.8 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded depreciation expense of $13.5 million and $11.7 million, respectively.
Impairment—The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate that the carrying value of certain of its investments in real estate may not be recoverable. See Note 2 for a discussion of the Company’s accounting policies regarding impairment of investments in real estate. The Company recorded no impairment charges during the three and six months ended June 30, 2026.
During the three and six months ended June 30, 2025, one office property in Austin, Texas, with a carrying value of $2.1 million, was deemed to be impaired and its carrying value was reduced to an estimated fair value of $1.9 million, resulting in impairment charges of $221,000, which were recorded in the consolidated statement of operations.
See Note 13 for a further discussion regarding these impairment charges during the three and six months ended June 30, 2025.
Casualty Related Losses—During the three and six months ended June 30, 2026, the Company recorded a $992,000 reduction in the carrying value of the Company’s hotel as a result of water damage and recognized $537,000 of estimated insurance proceeds, for which recovery was deemed probable. As a result, the Company recognized a net casualty loss of $455,000, which is included within casualty loss, net on the accompanying consolidated statements of operations.
2026 and 2025 Transactions —There were no acquisitions or dispositions of investments in real estate during the six months ended June 30, 2026 and 2025.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited) – (Continued)
4. INVESTMENT IN UNCONSOLIDATED ENTITIES
The following table details the Company’s equity method investments in the Unconsolidated Joint Ventures. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (dollars in thousands):

				Ownership Interest	Carrying Value
Joint Venture	Asset Type	Location	Date of Acquisition	June 30, 2026	June 30, 2026	December 31, 2025
1910 Sunset Boulevard (1)	Office / Multifamily	Los Angeles, CA	February 11, 2022	44.2%	$12,316	$12,941
4750 Wilshire Boulevard (2)	Multifamily / Office	Los Angeles, CA	February 17, 2023	20.0%	3,265	5,368
1902 Park Avenue (3)	Multifamily	Los Angeles, CA	February 28, 2023	25.5%	5,884	5,866
1015 N Mansfield Avenue (4)	Office (Development)	Los Angeles, CA	October 10, 2023	28.8%	4,998	6,920
Total investments in unconsolidated entities					$26,463	$31,095
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
(4)1015 N Mansfield Avenue is an office building with a 44,141 square foot site area and a parking garage. The site is being evaluated for different development options, including creative office or other commercial space. As of June 30, 2026, this property was in pre-development phase and the formal development plan has not been finalized for the property.
1910 Sunset Boulevard— In February 2022, the Company invested in an Unconsolidated Joint Venture (the “1910 Sunset JV”) with a CIM-managed separate account (the “1910 Sunset JV Partner”) to purchase an office property located at 1910 Sunset Boulevard in Los Angeles, California (the “1910 Sunset Office Building”) along with an adjacent vacant land parcel located at 1915 Park Avenue, for a gross purchase price of approximately $51.0 million (excluding transaction costs), of which the Company initially contributed approximately $22.4 million and the 1910 Sunset JV Partner initially contributed the remaining balance. In September 2022, the 1910 Sunset JV obtained financing through a mortgage loan of $23.9 million secured by the office property (the “1910 Sunset Mortgage Loan”). The Company provided a limited guarantee to the lender under the 1910 Sunset Mortgage Loan.
During the year ended December 31, 2025, the 1910 Sunset JV completed its project to build 36 multifamily units on the 1915 Park Avenue land parcel adjacent to the office building (the “1915 Park Project”) and began leasing during the fourth quarter of 2025. The 1910 Sunset JV financed the project through a combination of cash from operations at its office property, additional equity contributions from existing investors, and proceeds from a mortgage loan from a third-party lender (which has a balance of $8.1 million as of June 30, 2026 and total borrowing availability of $9.4 million).
Beginning on October 1, 2025, in connection with the 1910 Sunset JV’s commencement of leasing at the 1915 Park Project, the Company began reporting its share of the income from the operations of the 1915 Park Project in its multifamily segment, while income from the operations of the 1910 Sunset Office Building continue to be reported in its office segment.
4750 Wilshire Boulevard— In February 2023, three co-investors (the “4750 Wilshire JV Partners”) acquired an 80% interest in a property owned by a subsidiary of the Company located at 4750 Wilshire Boulevard in Los Angeles, California (“4750 Wilshire”) for a gross sales price of $34.4 million (excluding transaction costs). The Company retained a 20% interest in 4750 Wilshire through an Unconsolidated Joint Venture arrangement between the Company and the 4750 Wilshire JV Partners (the “4750 Wilshire JV”). Two of the three floors of 4750 Wilshire were converted from office-use into 68 for-lease multifamily units (the “4750 Wilshire Project”), with the first floor of 4750 Wilshire continuing to function as 30,335 square feet of office space. The 4750 Wilshire Project which was financed by a combination of equity contributions from the 4750 Wilshire JV Partners and a third-party construction loan, secured by 4750 Wilshire, which closed in March 2023 and had a

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited) – (Continued)
balance of $38.2 million as of June 30, 2026 (with total borrowing availability of $38.5 million) (the “4750 Wilshire Construction Loan”). The Company provided a limited guarantee to the lender under the 4750 Wilshire Construction Loan.
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
The Company recorded a loss of $3.2 million and $4.6 million related to its investment in the Unconsolidated Joint Ventures during the three and six months ended June 30, 2026, respectively, and a loss of $437,000 and $1.6 million during the three and six months ended June 30, 2025, respectively.
5. LOANS RECEIVABLE
Current Expected Credit Losses
Current expected credit losses (“CECL”) reflected the Company’s estimate of potential credit losses related to loans receivable included in the Company’s consolidated balance sheets pursuant to ASU No. 2016-13, Financial Instruments Credit Losses, and subsequent amendments. There was no activity in the Company’s CECL for the six months ended June 30, 2026, due to the sale of the Company’s lending division in January 2026, as further discussed below.
The following table presents the activity in the Company’s CECL for the six months ended June 30, 2025 (dollar amounts in thousands):

Loans Receivable
Allowance for credit losses as of December 31, 2024	$2,032
Net adjustment to reserve for expected credit losses	39
Allowance for credit losses as of March 31, 2025	2,071
Net adjustment to reserve for expected credit losses	380
Allowance for credit losses as of June 30, 2025	$2,451
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited) – (Continued)
Assets and Liabilities Held for Sale
As previously announced on November 12, 2025, the Company and First Western SBLC, LLC, a Florida limited liability company (formerly known as First Western SBLC, Inc.) and an indirect wholly owned subsidiary of the Company (“First Western”), entered into a membership interest purchase agreement, dated as of November 6, 2025 (the “Membership Interest Purchase Agreement”), with PG FR Holding, LLC, a Delaware limited liability company (the “Buyer”). The closing (the “Closing”) of the transactions contemplated by the Membership Interest Purchase Agreement (the “Transactions”) occurred on January 21, 2026, for a gross purchase price of $44.9 million (which is net of the outstanding balance of debt related to the 2023 securitization of certain loan receivables), resulting in proceeds of $31.2 million after the repayment of the Lending Division Revolving Credit Facility, and a net gain of $1.7 million. The Company received $1.0 million of incremental proceeds held in escrow which was previously contemplated in connection with the Transactions during the three months ended June 30, 2026.
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

(1)Loans receivable, net as of December 31, 2025 consisted of total Small Business Administration (the “SBA”) 7(a) loans receivable of $53.2 million and net deferred capitalized costs of $1.0 million. Upon the reclassification of First Western to held for sale, the CECL balance related to the loans receivable was reversed. The loans receivable were subsequently written down to their estimated fair value (based on the contractual sales price) less costs to sell, resulting in a loss on assets held for sale of $298,000 for the year ended December 31, 2025. Following the loss on assets held for sale, as of December 31, 2025, the aggregate net assets and liabilities of First Western were recorded at fair value, less costs to sell. During the six months ended June 30, 2026, the Company finalized the sale and based on additional operating and investing activity at First Western and certain transaction-related adjustments, recognized a net gain of $1.7 million.
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

There were no assets or liabilities classified as held for sale as of June 30, 2026.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited) – (Continued)
6. OTHER INTANGIBLE ASSETS
A schedule of the Company’s intangible assets and related accumulated amortization and accretion as of June 30, 2026 and December 31, 2025, is as follows (in thousands):

	June 30, 2026	December 31, 2025
Intangible assets:
Acquired in-place leases, net of accumulated amortization of $925 and $1,874, respectively, with an average useful life of 11 and 2 years, respectively.	$378	$439

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
During the three and six months ended June 30, 2026 and 2025, the Company recognized amortization related to its intangible assets as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Acquired above-market lease amortization	$—	$—	$—	$1
Acquired in-place lease amortization	$31	$30	$61	$109
A schedule of future amortization and accretion of acquired intangible assets as of June 30, 2026, is as follows (in thousands):

Assets
Acquired
In-Place
Years Ending December 31,	Leases
2026 (Six months ending December 31, 2026)	$61
2027	123
2028	122
2029	72
2030	—
Thereafter	—
$378

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited) – (Continued)
7. DEBT
The following table summarizes the debt balances as of June 30, 2026 and December 31, 2025, and the debt activity for the six months ended June 30, 2026 (in thousands):

		During the Six Months Ended June 30, 2026
	Balances as of December 31, 2025	Debt Issuances & Assumptions	Repayments	Accretion & (Amortization)	Balances as of June 30, 2026
Mortgages Payable:
Fixed rate mortgages payable	$268,403	$—	$(2,000)	$—	$266,403
Variable rate mortgages payable	208,556	575	(330)	—	208,801
	476,959	575	(2,330)	—	475,204
Deferred debt issuance costs — Mortgages Payable	(3,520)	(80)	—	1,231	(2,369)
Total Mortgages Payable	473,439	495	(2,330)	1,231	472,835
Other Debt:
Lending division credit facility	10,449	—	(10,449)	—	—
Junior subordinated notes	27,070	—	—	—	27,070
Discount on junior subordinated notes	(1,190)	—	—	55	(1,135)
Total Other Debt	36,329	—	(10,449)	55	25,935
Total Debt, Net	$509,768	$495	$(12,779)	$1,286	$498,770

Fixed Rate Mortgages Payable—The Company’s fixed rate mortgages payable are non-recourse and are secured by, among other things, first priority deeds of trust, security agreements or other similar security instruments on the fee simple interests in properties underlying such mortgages and assignments of rents receivable. As of June 30, 2026, the Company’s fixed rate mortgages payable had fixed interest rates of 6.25%, 4.14% and 7.41% per annum, with payments of interest only and initial maturity dates of June 7, 2027, July 1, 2026 and January 11, 2030, respectively.
With regard to the mortgage payable with a balance of $64.3 million as of June 30, 2026 (the “1150 Clay Mortgage”), on May 29, 2026, the Company reached an agreement with the lender to extend the maturity date through June 7, 2027 (the “1150 Clay Mortgage Extension”). In connection with the 1150 Clay Mortgage Extension, the Company made a $2.0 million repayment under the 1150 Clay Mortgage. The Company intends to refinance the 1150 Clay Mortgage beyond its stated maturity date of June 7, 2027. Although the Company believes it is likely it will be able to refinance the 1150 Clay Mortgage prior to June 7, 2027, there can be no assurance that such refinancing will occur. If the Company cannot refinance the mortgage and the Company fails to repay the loan in full upon its contractual maturity date, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, take possession of the property.
With regard to the mortgage payable with a balance of $97.1 million as of June 30, 2026 (the “Oakland Office Mortgage”), the Company has been in maturity default since July 1, 2026 as the outstanding mortgage payable was not repaid on its contractual maturity date of July 1, 2026. The Company is evaluating its options with respect to the maturity default, including potential discussions with the lender regarding a resolution of the matured indebtedness and an extension of the Oakland Office Mortgage. There can be no assurance regarding the timing or outcome of this matter. If the Company and the lender under the Oakland Office Mortgage cannot agree on a resolution and the Company fails to repay the loan in full, such failure would allow the lender to, among other remedies, take possession of the property. As a result of the maturity default, all rents, profits and income derived from the property are the property of the lender and must be held in trust for the benefit of the lender. Further, pursuant to the loan agreement entered into in connection with the Oakland Office Mortgage, upon an event of default, all accrued and unpaid interest in respect of the Oakland Office Mortgage and any other amounts due under the loan agreement, accrue interest at the specified default rate per annum equal to the lesser of (a) the maximum legal rate as set forth in the loan agreement or (b) 5.0% above the interest rate of 4.14% per annum. In addition, the Company is party to a guaranty related to certain obligations associated with the Oakland Office Mortgage. Upon the occurrence of specified events, the Company may be required to fund such obligations. See Note 15 for further information regarding the guaranty.
Variable Rate Mortgages Payable—The Company’s variable rate mortgages payable are non-recourse and are secured by, among other things, first priority deeds of trust, security agreements or other similar security instruments on the Company’s fee simple and leasehold interests in its hotel asset and adjacent parking garage and by a deed of trust on and assignment of rents receivable from a multifamily property. As of June 30, 2026, the Company’s variable rate mortgages

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited) – (Continued)
payable had a variable interest rate of SOFR plus 4.35%, SOFR plus 3.36%, SOFR plus 3.00% and SOFR plus 2.95%, with a maturity date of January 1, 2027 (with three one-year extension options), January 31, 2027, February 14, 2027 (with one one-year extension option) and April 3, 2028 (with two one-year extension options), respectively. The mortgages with maturity dates of January 1, 2027, January 31, 2027, and February 14, 2027 have monthly payments of interest only. With regard to the mortgage with an initial maturity date of April 3, 2028 (the “Penn Field Mortgage”), during the six months ended June 30, 2026, the Company entered into an amendment to, among other things, provide additional borrowing advances in the amount of $2.5 million under the Penn Field Mortgage and increase the monthly payments from interest plus $50,000 of principal to interest plus $60,000 of principal, with the increased monthly payments beginning April 2026.
With regard to the mortgage payable with a balance of $81.0 million as of June 30, 2026 secured by a multifamily property in Oakland, California (the “Channel House Mortgage”), on August 4, 2025 the Company reached an agreement with the lender to extend the maturity date through January 31, 2027 (the “Channel House Mortgage Extension”). In connection with the Channel House Mortgage Extension, the Company made a repayment of $6.0 million under the Channel House Mortgage, reducing it from its previous balance of $87.0 million. The Company intends to refinance the Channel House Mortgage beyond its stated maturity date of January 31, 2027. Although the Company believes it is likely it will be able to refinance the Channel House Mortgage prior to January 31, 2027, there can be no assurance that such refinancing will occur. If the Company cannot refinance the mortgage and the Company fails to repay the loan in full upon its contractual maturity date, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, take possession of the property.
Lending Division Revolving Credit Facility—In June 2025, a subsidiary of the Company, as borrower, entered into an agreement (the “Lending Division Revolving Credit Facility”) with a bank that included a $20.0 million revolving credit facility secured by the unguaranteed portion of certain of such subsidiary’s SBA 7(a) loans receivable and other assets of such subsidiary, subject to a borrowing base calculation, and fully guaranteed by the Company. In connection with the closing of the sale of First Western on January 21, 2026, as further discussed in Note 5, the remaining balance of $10.4 million under the Lending Division Revolving Credit Facility was paid in full, resulting in the termination of the Lending Division Revolving Credit Facility. The Company recorded a loss on early extinguishment of debt during the six months ended June 30, 2026 of $705,000 related to the write-off of deferred debt origination costs previously recorded in deferred rent receivable and charges, net in the Company’s consolidated balance sheets.
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
As of June 30, 2026 and December 31, 2025, accrued interest and unused commitment fees payable of $2.2 million and $1.8 million, respectively, are included in accounts payable and accrued expenses.
Future principal payments on the Company’s debt (face value) as of June 30, 2026 are as follows (in thousands):

Years Ending December 31,	Mortgages Payable (1)	Junior Subordinated Notes	Total
2026 (Six months ending December 31, 2026)	$97,460	$—	$97,460
2027	242,554	—	242,554
2028	30,190	—	30,190
2029	—	—	—
2030	105,000	—	105,000
Thereafter	—	27,070	27,070
	$475,204	$27,070	$502,274

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited) – (Continued)
(1)With regard to the $64.3 million 1150 Clay Mortgage, which matures on June 7, 2027, and the $97.1 million Oakland Office Mortgage, which matured on July 1, 2026, see the discussion under Fixed Rate Mortgages Payable. With regard to the $81.0 million Channel House Mortgage, which matures on January 31, 2027, see the discussion under Variable Rate Mortgages Payable.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the ordinary course of business, the Company may use certain types of derivative instruments for the purpose of managing or hedging its interest rate risk.
The following table summarizes the terms of the Company’s interest rate cap agreements as of June 30, 2026 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Assets
	Balance Sheet	Amount as of	Strike	Effective	Maturity	as of
	Location	June 30, 2026	Rates (1)	Dates	Dates	June 30, 2026
Interest Rate Caps	Other assets	$172,531	4.5% to 5.75%	12/6/2024 - 8/4/2025	1/1/2027 - 1/31/2027	$16
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
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company has an interest rate cap that is used to manage exposure to interest rate movements but does not meet the requirements to be designated as a hedging instrument. The change in fair value of the derivative instrument that is not designated as a hedge is recorded directly to earnings as interest expense on the accompanying consolidated statements of operations. During the three and six months ended June 30, 2026, the Company recorded an unrealized loss of $4,000 and an unrealized gain of $13,000, respectively, which was included in interest expense on the accompanying consolidated statements of operations related to its interest rate caps. During the three and six months ended June 30, 2025, the Company recorded an unrealized loss of $21,000 and $99,000, respectively, which was included in interest expense on the accompanying consolidated statements of operations related to its interest rate caps.
9. STOCK-BASED COMPENSATION PLANS
On April 3, 2015, the Company’s board of directors (the “Board of Directors”) unanimously approved the Company’s Equity Incentive Plan (the “2015 Equity Incentive Plan”), which was approved by the Company’s stockholders. On June 27, 2023, the 2015 Equity Incentive Plan was amended by the Board of Directors, and subsequently approved by the Company’s stockholders, to authorize additional shares of Common Stock for issuance as compensation. On July 30, 2026, the Company’s stockholders approved the 2026 Equity Incentive Plan, which permits the grant of restricted shares or restricted stock units to the Company’s independent directors. On August 11, 2026, pursuant to the 2026 Equity Incentive Plan, the Company’s four independent directors were each granted 11,652 restricted shares of the Company’s Common Stock, which generally vest based on one year of continuous service.
The Company has granted awards of restricted shares of Common Stock to each of the independent members of the Board of Directors under the 2015 Equity Incentive Plan as follows:

Grant Date (1)	Vesting Date	Restricted Shares of Common Stock - Individual	Restricted Shares of Common Stock - Aggregate
August 2024	August 2025	1	4
August 2025 (2)	August 2026	86	344
(1) Compensation expense related to these restricted shares of Common Stock is recognized over the vesting period, and generally vests based on one year of continuous service. The Company recorded compensation expense related to these

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited) – (Continued)
restricted shares of Common Stock in the amount of $73,000 and $55,000 for the three months ended June 30, 2026 and 2025, respectively, and $128,000 and $110,000 for the six months ended June 30, 2026 and 2025, respectively.
(2) These restricted shares of Common Stock were subsequently terminated and cancelled for cash consideration during the three months ended June 30, 2026. As a result, the Company recognized accelerated compensation expense of $18,000 related to these restricted shares of Common Stock during the three months ended June 30, 2026.
As of June 30, 2026, there was no unrecognized compensation expense related to restricted shares of Common Stock.
10. EARNINGS PER SHARE (“EPS”)
The computation of basic EPS is based on the Company’s weighted average shares outstanding. No shares of Series D Preferred Stock, Series A Preferred Stock, or Series A1 Preferred Stock outstanding as of June 30, 2026 or 2025 were included in the computation of diluted EPS because they had no dilutive effect. Outstanding Series A Preferred Warrants were not included in the computation of diluted EPS for the three and six months ended June 30, 2025 because their impact was either anti-dilutive or such warrants were not exercisable during such periods (Note 12). As of March 31, 2025, all of the Series A Preferred Warrants had expired.
EPS for the year-to-date period may differ from the sum of quarterly EPS amounts due to the required method for computing EPS in the respective periods. In addition, EPS is calculated independently for each component and may not be additive due to rounding.
The following table reconciles the numerator and denominator used in computing the Company’s basic and diluted per-share amounts for net loss attributable to common stockholders for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(10,958)	$(14,279)	$(45,653)	$(26,177)
Redeemable Preferred Stock dividends declared on dilutive shares	—	—	—	—
Diluted net loss attributable to common stockholders	$(10,958)	$(14,279)	$(45,653)	$(26,177)

Denominator:
Basic weighted average shares of Common Stock outstanding	2,722	8	1,613	7
Effect of dilutive securities—contingently issuable shares	—	—	—	—
Diluted weighted average shares and common stock equivalents outstanding	2,722	8	1,613	7

Net loss attributable to common stockholders per share:
Basic	$(4.03)	$(1,784.88)	$(28.30)	$(3,739.57)
Diluted	$(4.03)	$(1,784.88)	$(28.30)	$(3,739.57)

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited) – (Continued)
11. REDEEMABLE PREFERRED STOCK
The table below provides information regarding the issuances, reclassifications and redemptions of each class of the Company’s preferred stock (“Preferred Stock”) in permanent equity during the three and six months ended June 30, 2026 and 2025 (dollar amounts in thousands):

	Preferred Stock
			Preferred Stock
	Series A1		Series A		Series D		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2024	8,372,689	$207,387	4,125,363	$103,326	48,447	$1,190	12,546,499	$311,903
Redemption of Series A1 Preferred Stock paid in Common Stock	(194,216)	(4,813)	—	—	—	—	(194,216)	(4,813)
Redemption of Series A Preferred Stock paid in Common Stock	—	—	(104,471)	(2,606)	—	—	(104,471)	(2,606)
Balances, March 31, 2025	8,178,473	$202,574	4,020,892	$100,720	48,447	$1,190	12,247,812	$304,484
Reclassification of Series A1 Preferred Stock to Permanent Equity	364,714	9,491	—	—	—	—	364,714	9,491
Balances, June 30, 2025	8,543,187	$212,065	4,020,892	$100,720	48,447	$1,190	12,612,526	$313,975

Balances, December 31, 2025	8,749,542	$217,451	3,669,018	$91,906	44,325	$1,089	12,462,885	$310,446
Redemption of Series A1 Preferred Stock paid in Common Stock	(7,734,130)	(191,566)	—	—	—	—	(7,734,130)	(191,566)
Redemption of Series D Preferred Stock paid in Common Stock	—	—	—	—	(21,760)	(536)	(21,760)	(536)
Redemption of Series A Preferred Stock paid in Common Stock	—	—	(1,957,823)	(49,094)	—	—	(1,957,823)	(49,094)
Balances, March 31, 2026	1,015,412	$25,885	1,711,195	$42,812	22,565	$553	2,749,172	$69,250
Redemption of Series A1 Preferred Stock paid in Common Stock	(22,035)	(563)	—	—	—	—	(22,035)	(563)
Redemption of Series A Preferred Stock paid in Common Stock	—	—	(39,266)	(984)	—	—	(39,266)	(984)
Balances, June 30, 2026	993,377	$25,322	1,671,929	$41,828	22,565	$553	2,687,871	$67,703

Series A1 Preferred Stock—From June 2022 through September 2024, the Company conducted a public offering with respect to shares of its Series A1 Preferred Stock, par value $0.001 per share with an initial stated value of $25.00 per share, subject to adjustment. As of September 2024, the Company has suspended its offering of Series A1 Preferred Stock.
Shares of Series A1 Preferred Stock issued from June 2022 through May 2024 were recorded in permanent equity at the time of their issuance. With respect to Series A1 Preferred Stock, for shares issued in June 2024 and thereafter, in the event a holder of Series A1 Preferred Stock requests redemption of such shares and such redemption takes place prior to the first anniversary of the date of original issuance, the Company is required to pay such redemption in cash. As a result, net proceeds from the issuance of shares of Series A1 Preferred Stock from June 2024 and through September 2024 were initially recorded in temporary equity at an amount equal to the gross proceeds allocated to such shares of Series A1 Preferred Stock minus the costs specifically identifiable to the issuance of such shares and the non-issuance specific offering costs allocated to such shares. With respect to shares of Series A1 Preferred Stock issued from June 2024 through September 2024, on the first anniversary of the issuance of a particular share of such Series A1 Preferred Stock, the Company reclassified such share of Series A1 Preferred Stock from temporary equity to permanent equity as the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapsed on the first anniversary date. As of June 30, 2026, the Company had reclassified an aggregate of $20.8 million in net proceeds from temporary equity to permanent equity.
As of June 30, 2026, the Company had issued in registered public offerings 12,040,878 shares of the Series A1 Preferred Stock and received gross proceeds of $298.2 million and additionally had issued 200,000 shares of Series A1 Preferred Stock as payment for services to CIM Service Provider, LLC (the “Administrator”), for which no cash proceeds were received. In connection with the issuance of shares of Series A1 Preferred Stock, $22.0 million of costs specifically identifiable to the offering of Series A1 Preferred Stock was allocated to the Series A1 Preferred Stock. Such costs include commissions, dealer manager fees and other offering fees and expenses.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited) – (Continued)
If the net proceeds from the issuance of shares of Series A1 Preferred Stock are less than the redemption value of such shares at the time they were issued, or if the redemption value of such shares subsequently becomes greater than the carrying value of such shares, an adjustment is recorded to increase the carrying amount of such shares to their redemption value as of the balance sheet date. Such adjustment is considered a deemed dividend for purposes of calculating basic and diluted EPS. The Company recorded no redeemable Preferred Stock deemed dividends related to such adjustments during both the three and six months ended June 30, 2026 and June 30, 2025.
As of June 30, 2026, there were 993,377 shares of Series A1 Preferred Stock outstanding and 11,247,501 shares of Series A1 Preferred Stock had been redeemed. Of the 11,247,501 shares of Series A1 Preferred Stock that have been redeemed, the redemption of 183,081 shares of Series A1 Preferred Stock were paid in cash (all of which were redeemed at the option of the holders). As of June 30, 2026, the Company had, at its option, redeemed 10,129,244 shares of Series A1 Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, as of June 30, 2026, 935,176 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series A1 In-Kind Redemptions”). The Series A1 In-Kind Redemptions resulted in the aggregate issuance of 2,196,513 shares of Common Stock (adjusted for the Reverse Stock Splits).
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
As of June 30, 2026, the Company had issued in registered public offerings 8,251,657 shares of Series A Preferred Stock and 4,603,287 Series A Preferred Warrants and received gross proceeds of $205.4 million and $761,000, respectively, and additionally, had issued 568,681 shares of Series A Preferred Stock as payment for services to the Administrator, for which no cash proceeds were received. In connection with the cumulative issuance of Series A Preferred Stock and Series A Preferred Warrants, $17.0 million and $142,000 of costs specifically identifiable to the offering of the Series A Preferred Stock and Series A Preferred Warrants, respectively, were allocated to the Series A Preferred Stock and Series A Preferred Warrants, respectively. Such costs include commissions, dealer manager fees and other offering fees and expenses.
On the first anniversary of the issuance of a particular share of Series A Preferred Stock, the Company reclassifies such share of Series A Preferred Stock from temporary equity to permanent equity as the feature giving rise to temporary equity classification, the requirement to satisfy redemption requests in cash, lapsed on the first anniversary date. As of June 30, 2026, the Company had reclassified an aggregate of $199.6 million in net proceeds from temporary equity to permanent equity.
As of June 30, 2026, there were 1,671,929 shares of Series A Preferred Stock outstanding and 7,148,409 shares of Series A Preferred Stock had been redeemed. Of the 7,148,409 shares of Series A Preferred Stock that have been redeemed, the redemption of 2,330,186 shares of Series A Preferred Stock were paid in cash, 2,313,106 of which were redeemed at the option of the holders and 17,080 of which were redeemed at the option of the Company. As of June 30, 2026, the Company, at its option, redeemed 4,019,649 shares of Series A Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, as of June 30, 2026, 798,574 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series A In-Kind Redemptions”). The Series A In-Kind Redemptions resulted in the aggregate issuance of 743,943 shares of Common Stock (adjusted for the Reverse Stock Splits).
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited) – (Continued)
As of June 30, 2026, the Company had issued in registered public offerings 56,857 shares of Series D Preferred Stock and received gross proceeds of $1.4 million. In connection with such issuance, $35,000 of costs specifically identifiable to the offering of Series D Preferred Stock were allocated to the Series D Preferred Stock. Such costs include commissions, dealer manager fees and other offering fees and expenses.
As of June 30, 2026, there were 22,565 shares of Series D Preferred Stock outstanding and 34,292 shares of Series D Preferred Stock had been redeemed. Of the 34,292 shares of Series D Preferred Stock that have been redeemed, the redemption of 8,410 shares of Series D Preferred Stock were paid in cash (all of which were redeemed at the option of the holders). As of June 30, 2026, the Company had, at its option, redeemed 21,760 shares of Series D Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date and, in addition, as of June 30, 2026, 4,122 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series D In-Kind Redemptions”). The Series D In-Kind Redemptions resulted in the aggregate issuance of 6,057 shares of Common Stock (adjusted for the Reverse Stock Splits).
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
During the six months ended June 30, 2026, the Company paid $4.1 million, $1.8 million and $24,000 of cash dividends on the Series A1 Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock, respectively. Additionally, during the six months ended June 30, 2026, the Company paid dividends of $2.6 million, $577,000 and $6,000 on the Series A1 Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock, respectively, in shares of Common Stock due to these dividends being accrued and unpaid at the time that such applicable shares of Preferred Stock were redeemed in shares of Common Stock. During the six months ended June 30, 2025, the Company paid $8.6 million, $2.8 million and $34,000 of cash dividends on the Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock, respectively. Additionally, during the six months ended June 30, 2025, the Company paid dividends of $45,000 and $16,000 on the Series A1 Preferred Stock and Series A Preferred Stock, respectively, in shares of Common Stock due to these dividends being accrued and unpaid at the time that such applicable shares of Preferred Stock were redeemed in shares of Common Stock.
During the three months ended June 30, 2026, the Company recorded $387,000, $585,000, and $8,000 related to the Series A1 Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock, respectively, in redeemable Preferred Stock dividends declared or accumulated on the consolidated statements of operations. During the six months ended June 30, 2026, the Company recorded $3.4 million, $1.7 million, and $22,000, related to the Series A1 Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock, respectively, in redeemable Preferred Stock dividends declared or accumulated on the consolidated statements of operations. These amounts reflect dividends declared during the period as well as dividends accumulated for the period on the Company’s cumulative redeemable preferred stock, in each case regardless of whether such dividends were paid during the period. These amounts are deducted from net loss attributable to the Company to arrive at net loss attributable to common stockholders. During the three months ended June 30, 2025, the Company recorded $3.9 million, $1.4 million, and $17,000, related to the Series A1 Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock, respectively, in redeemable Preferred Stock dividends declared or accumulated on the consolidated statements of operations. During the six months ended June 30, 2025, the Company recorded $7.9 million, $2.8 million and $34,000, related to Series A1

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited) – (Continued)
Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock, respectively, in redeemable Preferred Stock dividends declared or accumulated on the consolidated statements of operations.
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
During the three months ended June 30, 2026, the Company recorded $10,000 and $72,000 related to Series A1 Preferred Stock and Series A Preferred Stock, respectively, in redeemable Preferred Stock redemptions on the consolidated statements of operations. During the six months ended June 30, 2026, the Company recorded $18.6 million, $3.7 million and $19,000 related to the Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock, respectively, in redeemable Preferred Stock redemptions on the consolidated statements of operations, which reflect the excess amount of the redemption value over the carrying value of the Preferred Stock at the time of the redemption and is deducted from net loss attributable to the Company to arrive at net loss attributable to common stockholders. During the six months ended June 30, 2025, the Company recorded $130,000 and $170,000 related to the Series A1 Preferred Stock and Series A Preferred Stock, respectively, in redeemable Preferred Stock redemptions on the consolidated statements of operations.
12. STOCKHOLDERS’ EQUITY
Dividends
Holders of the Company’s Common Stock are entitled to receive dividends, if, as and when authorized by the Board of Directors and declared by the Company out of legally available funds. In determining the Company’s dividend policy, the Board of Directors considers many factors including the amount of cash resources available for dividend distributions, capital spending plans, cash flow, the Company’s financial position, applicable requirements of the Maryland General Corporation Law (“MGCL”), any applicable contractual restrictions, and future growth in NAV and cash flow per share prospects. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor. No cash dividends were declared for the six months ended June 30, 2026 or 2025.
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
June 30, 2026 (Unaudited) – (Continued)
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
There were no repurchases during the three and six months ended June 30, 2026 or 2025. As of June 30, 2026, the Company had repurchased 27 shares of Common Stock (adjusted for the Reverse Stock Splits) for $4.7 million.
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
Debt—The carrying amounts of the Company’s Lending Division Revolving Credit Facility (which was paid in full in connection with the closing of the sale of First Western on January 21, 2026) and variable rate mortgages payable approximate their fair values, as the interest rates on these securities are variable and approximate current market interest rates. The Company determines the fair value of fixed rate mortgage notes payable and junior subordinated notes by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
Loans Receivable—As of December 31, 2025, the Company reclassified the assets and liabilities of First Western as held for sale, including the Company’s portfolio of loans receivable. See Items Measured at Fair Value on a Non-Recurring

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited) – (Continued)
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
Other Financial Instruments—The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at June 30, 2026 and December 31, 2025. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on the Company’s consolidated balance sheets are as follows (dollar amount in thousands):

	June 30, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Level
Liabilities:
Mortgages payable (1)	$266,403	$248,894	$268,403	$251,632	3
Junior subordinated notes (1)	$27,070	$26,225	$27,070	$26,176	3

(1)The carrying amounts for the mortgages payable and junior subordinated notes represent the principal outstanding amounts, excluding deferred debt issuance costs and discounts.
Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)
Certain financial and nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The Company’s process for identifying and recording impairment related to investments in real estate, including the assumptions and uncertainties utilized in the evaluation, is discussed in Note 2.
As of December 31, 2025, the Company reclassified the assets and liabilities of First Western as held for sale, including the Company’s portfolio of loans receivable. See Note 5 for more detail on the assets and liabilities held for sale. Upon the reclassification of First Western to held for sale, the CECL balance related to the loans receivable was reversed. The loans receivable were subsequently written down to their estimated fair value (based on the contractual sales price) less costs to sell, resulting in a loss on assets held for sale of $298,000 for the year ended December 31, 2025. During the six months ended June 30, 2026, the Company finalized the sale and based on additional operating and investing activity at First Western and certain transaction-related adjustments, recognized a net gain of $1.7 million.
As discussed in Note 3, during the three and six months ended June 30, 2025, one property was deemed to be impaired due to a revised cash flow estimate that was less than its carrying value, and its carrying value was reduced to an estimated fair value of $1.9 million, resulting in impairment charges of $221,000. The revised cash flow estimate was a result of a decline in performance and a change in the Company’s intended use for the property in the medium term. The Company estimated fair values using Level 3 inputs and a market approach, specifically using the sales comparison approach. The sales comparison approach to valuing investments in real estate uses actual sales prices for comparable assets to determine the investment’s fair value. The sales prices of the comparable assets are adjusted to reflect their condition relative to the subject property, the time

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited) – (Continued)
and resources necessary to ready the comparable properties for sale, and the terms of the comparable properties sales. No impairment charges were incurred during the three and six months ended June 30, 2026.
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
1.Base Fee: A base asset management fee (the “Base Fee”) is payable quarterly in arrears to the Operator in an amount equal to an annual rate of 1% (or 0.25% per quarter) of the average of the “Net Asset Value Attributable to Common Stockholders” as of the first and last day of the applicable quarter. Net Asset Value Attributable to Common stockholders is defined as (a) the sum of the Company’s (1) investments in real estate at fair value, (2) cash and (3) the

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited) – (Continued)
book value of the other assets of the Company, excluding deferred costs and net of other liabilities at book value, less (b) the Company’s (i) debt at face value, (ii) outstanding Preferred Stock at stated value, and (iii) non-controlling interests at book value; provided, that, non-controlling interests in any UPREIT operating partnership relating to the Company shall not be excluded.
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
June 30, 2026 (Unaudited) – (Continued)
quarter. The amendment was effective as of April 1, 2020 and was further modified by the Fee Waiver described above. No such incentive fee was paid by the Company.
In addition, pursuant to the terms of the Master Services Agreement, the Administrator may receive compensation and/or reimbursement for performing certain services for the Company and its subsidiaries that are not covered by the Base Fee. During the six months ended June 30, 2026 and 2025, such services performed by the Administrator and its affiliates included accounting, tax, reporting, internal audit, legal, compliance, risk management, IT, human resources, corporate communications, operational and ongoing support in connection with the Company’s Preferred Stock. The Company will also reimburse the Administrator for the Company’s share of broken deal expenses that are incurred by the Administrator and its affiliates (i.e., fees and expenses relating to investments that were contemplated but the Company did not make and/or transactions that could have been executed by the Company but that the Company did not consummate, including fees and expenses associated with performing due diligence review and negotiating the terms of such investments or transactions). The Administrator’s compensation is based on the salaries and benefits of the employees of the Administrator and/or its affiliates who performed these services (allocated based on the percentage of time spent on the affairs of the Company and its subsidiaries). The expense for such services is included in expense reimbursements to related parties—corporate in the accompanying consolidated statements of operations.
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
June 30, 2026 (Unaudited) – (Continued)
The Company recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Asset Management Fees:
Asset management fees	$859	$349	$1,443	$709
Property Management Fees and Reimbursements:
Property management fees(1)	$514	$509	$1,037	$1,063
Onsite management and other cost reimbursement(2)	$1,012	$1,764	$2,836	$3,524
Leasing commissions(3)	$46	$53	$69	$182
Construction management fees(4)	$177	$196	$357	$428
Development management reimbursements(5)	$93	$307	$347	$709
Administrative Fees and Expenses:
Expense reimbursements to related parties - corporate	$852	$891	$1,727	$1,517
Lending Segment Expenses:
Expense reimbursements to related parties - lending segment (6)	$—	$678	$—	$1,337

(1)Does not include the Company’s share of the property management fees from the Unconsolidated Joint Ventures of $31,000 and $58,000 for the three and six months ended June 30, 2026, respectively, and $24,000 and $44,000 for the three and six months ended June 30, 2025, respectively.
(2)Does not include the Company’s share of the onsite management and other cost reimbursements from the Unconsolidated Joint Ventures of $70,000 and $188,000 for the three and six months ended June 30, 2026, respectively, and $130,000 and $221,000 for the three and six months ended June 30, 2025, respectively.
(3)Does not include the Company’s share of the leasing commissions from the Unconsolidated Joint Ventures of $11,000 for the six months ended June 30, 2026, and $63,000 and $70,000 for the three and six months ended June 30, 2025, respectively.
(4)Does not include the Company’s share of the construction management fees from the Unconsolidated Joint Ventures which were de minimis for the three and six months ended June 30, 2026 and $65,000 and $123,000 for the three and six months ended June 30, 2025, respectively.
(5)Does not include the Company’s share of the development management (credits) reimbursements from the Unconsolidated Joint Ventures of $(44,000) and $29,000 for the three and six months ended June 30, 2026, respectively, and $86,000 and $261,000 for the three and six months ended June 30, 2025, respectively.
(6)Expense reimbursements to related parties - lending segment do not include personnel costs capitalized to deferred loan origination costs of $6,000 and $24,000 for the three and six months ended June 30, 2025, respectively.

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited) – (Continued)
As of June 30, 2026 and December 31, 2025, due to related parties consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Asset management fees	$870	$1,303
Property management fees and reimbursements	684	13,574
Expense reimbursements - corporate	—	3,968
Expense reimbursements - lending segment	—	3,255
Upfront dealer manager and trailing dealer manager fees	4	203
Other amounts due to the CIM Management Entities and certain of its affiliates	73	516
Total due to related parties	$1,631	$22,819
Investments with Affiliates of CIM Group
In February 2022, the Company invested with the 1910 Sunset JV Partner, a CIM-managed separate account, in the 1910 Sunset JV which purchased an office property in Los Angeles, California for a gross purchase price of approximately $51.0 million (excluding transaction costs), of which the Company initially contributed approximately $22.4 million and the 1910 Sunset JV Partner initially contributed the remaining balance. See Note 2 and Note 4 for more information.
In February 2023, the Company and the 1902 Park JV Partner invested in the 1902 Park JV, which purchased a multifamily property in the Echo Park neighborhood of Los Angeles, California for a gross purchase price of $19.1 million (excluding transaction costs), with the Company owning a 50% interest. In October 2024, the 1902 Park JV admitted a new third-party co-investor and used part of the net capital contribution of such third party co-investor to satisfy the 1902 Park JV’s mortgage loan in full. Subsequent to this contribution, the Company’s ownership share of the 1902 Park JV was 25.5%. See Note 2 and Note 4 for more information.
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
Other
On May 15, 2019, an affiliate of CIM Group entered into an approximately 11-year lease that runs through May 2030 for approximately 30,000 rentable square feet with respect to a property owned by the 4750 Wilshire JV, in which the Company has a 20% interest. For the three and six months ended June 30, 2026, the Company’s share of the income from the tenant earned by the 4750 Wilshire JV was $87,000 and $171,000, respectively. For the three and six months ended June 30, 2025, the Company’s share of the income from the tenant earned by the 4750 Wilshire JV was $84,000 and $166,000, respectively.
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
June 30, 2026 (Unaudited) – (Continued)
concurrent with the closing of the sale of First Western on January 21, 2026, and the Company did not borrow any amounts under the facility prior to its maturity.
15. COMMITMENTS AND CONTINGENCIES
General—In connection with the ownership and operation of real estate properties, the Company has certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals. The Company had a total of $7.1 million in future obligations under leases to fund tenant improvements and leasing commissions as of June 30, 2026. In addition, as of June 30, 2026, $13.3 million was funded to reserve accounts included in restricted cash on the Company’s consolidated balance sheet for tenant improvement and leasing commission obligations in connection with various mortgage loan agreements. Under the terms of the Sheraton Management Agreement, the Company is obligated to complete specific renovation projects at its hotel property (the “Sheraton Renovations”). As of June 30, 2026, the expected costs to complete the Sheraton Renovations was $2.4 million. As of June 30, 2026, the Company was entitled to receive an additional $2.5 million of key money under the Sheraton Management Agreement, to be made available to the Company upon completion of specific aspects of the Sheraton Renovation. The Company also has available borrowings of $669,000 under a mortgage loan agreement at its hotel property which can be used to finance remaining costs related to the Sheraton Renovations.
Guaranty of Obligation—The Company is party to a guaranty agreement (the “Guaranty”) related to certain obligations associated with its office property in Oakland, California securing the Oakland Office Mortgage. Under the Guaranty, the Company may be required to fund certain obligations upon the occurrence of specified events. As of June 30, 2026, no such triggering events had occurred and the Company had not recorded a liability related to the Guaranty as the potential obligation was not considered probable and reasonably estimable.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited) – (Continued)
16. LEASES
Future minimum rental revenue under long-term operating leases as of June 30, 2026, excluding tenant reimbursements of certain costs, are as follows (excludes unconsolidated properties, in thousands):

Years Ended December 31,	Total
2026 (Six months ending December 31, 2026)	$28,135
2027	39,797
2028	22,442
2029	17,378
2030	10,667
Thereafter	54,093
$172,512
17. SEGMENT DISCLOSURE
The Company’s reportable segments during the three and six months ended June 30, 2026 and 2025 consist of three types of commercial real estate properties, namely, office, hotel and multifamily. As previously disclosed, the Company completed the sale of its lending business on January 21, 2026, and, as a result, the Company’s lending business ceased to be one of the Company’s reportable segments during the six months ended June 30, 2026. As the lending segment activity was de minimis during the period it remained under the Company’s ownership for the six months ended June 30, 2026, the related amounts are included within non-segment interest and other income, interest expense, and general and administrative, as applicable. Management internally evaluates the operating performance and financial results of the segments based on net operating income. The Company also has certain general and administrative level activities, including public company expenses, legal, accounting, and tax preparation that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
For the Company’s real estate segments, the Company defines net operating income (loss) as rental and other property income and expense reimbursements less property related expenses, and excludes non-property income and expenses, interest expense, depreciation and amortization, corporate related general and administrative expenses, gain (loss) on sale of real estate, gain (loss) on early extinguishment of debt, impairment of real estate, casualty losses, net, transaction costs, and provision (benefit) for income taxes. For the Company’s lending segment, the Company defines net operating income as interest income net of interest expense and general overhead expenses.
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

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited) – (Continued)
The net operating income (loss) of the Company’s segments for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Office (1):
Revenues	$12,491	$11,877	$25,069	$24,931
Property expenses:
Operating	6,140	6,444	11,979	12,080
General and administrative	87	89	389	377
Total property expenses	6,227	6,533	12,368	12,457
(Loss) income from unconsolidated entities	(2,217)	175	(2,155)	146
Segment net operating income—office	4,047	5,519	10,546	12,620
Hotel:
Revenues	12,780	11,635	25,156	24,316
Property expenses:
Operating	8,009	7,470	16,409	15,456
General and administrative	147	7	167	18
Total property expenses	8,156	7,477	16,576	15,474
Segment net operating income—hotel	4,624	4,158	8,580	8,842
Multifamily (1):
Revenues	4,268	3,944	8,140	8,035
Property expenses:
Operating	2,480	3,060	5,388	6,563
General and administrative	145	83	284	169
Total property expenses	2,625	3,143	5,672	6,732
Loss from unconsolidated entities	(1,005)	(612)	(2,443)	(1,734)
Segment net operating income (loss)—multifamily	638	189	25	(431)
Lending (2):
Revenues	—	2,090	—	4,468
Lending expenses:
Interest expense	—	549	—	1,123
Expense reimbursements to related parties—lending segment	—	678	—	1,337
General and administrative	—	910	—	1,465
Total lending expenses	—	2,137	—	3,925
Segment net operating (loss) income—lending	—	(47)	—	543
Total segment net operating income	$9,309	$9,819	$19,151	$21,574

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
(2)Lending segment was sold in connection with the closing of the sale of First Western on January 21, 2026. As the lending segment activity was de minimis during the period it remained under the Company’s ownership for the six months ended

CREATIVE MEDIA & COMMUNITY TRUST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited) – (Continued)
June 30, 2026, the related amounts are included within non-segment interest and other income, interest expense, and general and administrative, as applicable, in the following table.
A reconciliation of the Company’s segment net operating income to net loss attributable to the Company for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026		2025	2026	2025
Total segment net operating income	$9,309		$9,819	$19,151	$21,574
Interest and other income	144		143	735	234
Asset management and other fees to related parties	(859)		(349)	(1,443)	(709)
Expense reimbursements to related parties—corporate	(852)		(891)	(1,727)	(1,517)
Interest expense	(9,046)		(9,627)	(18,170)	(18,811)
General and administrative	(1,139)		(712)	(2,710)	(1,953)
Transaction-related costs	(17)		(803)	(24)	(829)
Depreciation and amortization	(7,071)		(6,264)	(14,792)	(12,824)
Loss on early extinguishment of debt	—		(88)	(705)	(88)
Impairment of real estate	—		(221)	—	(221)
Casualty loss, net	(455)		—	(455)	—
Gain on sale of First Western	—	0	—	1,737	—
Loss before provision for income taxes	(9,986)		(8,993)	(18,403)	(15,144)
Provision for income taxes	—		(158)	—	(279)
Net loss	(9,986)		(9,151)	(18,403)	(15,423)
Net loss attributable to noncontrolling interests	90		152	198	310
Net loss attributable to the Company	$(9,896)		$(8,999)	$(18,205)	$(15,113)

18. SUBSEQUENT EVENTS
The Company has been in maturity default since July 1, 2026 on the Oakland Office Mortgage as the outstanding mortgage payable was not repaid on its contractual maturity date of July 1, 2026. See Note 7 and Note 15 for additional detail regarding the maturity default on the Oakland Office Mortgage.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our business and availability of funds. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “project,” “target,” “expect,” “intend,” “might,” “believe,” “anticipate,” “estimate,” “could,” “would,” “continue,” “pursue,” “potential,” “forecast,” “seek,” “plan,” “should” or “goal” or the negative thereof or other variations or similar words or phrases. Such forward-looking statements also include, among others, statements about our plans and objectives relating to future growth and outlook. Such forward-looking statements are based on particular assumptions that our management has made in light of its experience, as well as its perception of expected future developments and other factors that it believes are appropriate under the circumstances. Forward-looking statements are necessarily estimates reflecting the judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include those associated with (i) the timing, form, and operational effects of our development activities, (ii) our ability to raise in place rents to existing market rents and to maintain or increase occupancy levels, (iii) fluctuations in market rents, (iv) the effects of inflation and continuing higher interest rates on our operations and profitability, (v) general economic, market and other conditions, including the effects of high unemployment rates, continued or renewed inflation and any recession or slowdown in economic growth, (vi) our approach to artificial intelligence (“AI”) and (vii) the ongoing conflict in the Middle East and related disruptions. Additional important factors that could cause our actual results to differ materially from our expectations are discussed in “Item 1A—Risk Factors” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2026 (the “2025 Form 10-K”). The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements expressed or implied in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements expressed or implied herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made, except as may be required by applicable securities laws.
The following discussion of our financial condition as of June 30, 2026 and results of operations for the three and six months ended June 30, 2026 and 2025 should be read in conjunction with the 2025 Form 10-K. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Part I, Item 1A of the 2025 Form 10-K. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the consolidated financial statements contained therein. The terms “we,” “us,” “our” and the “Company” refer to Creative Media & Community Trust Corporation and its subsidiaries.
Definitions
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
The phrase “ADR” represents average daily rate. It is calculated as trailing six-month room revenue divided by the number of rooms occupied. For sold properties, ADR is presented for the Company’s period of ownership only.
The phrase “annualized rent” represents gross monthly base rent, or gross monthly contractual rent under retail leases, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.
The phrase “net annualized rent” represents gross monthly base rent, or gross monthly contractual rent under retail leases, net of total rent abatements granted in the applicable month, multiplied by 12. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.

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
Properties
As of June 30, 2026, our real estate portfolio consisted of 27 assets, all of which were fee-simple properties and five of which we own through investments in Unconsolidated Joint Ventures. Our Unconsolidated Joint Ventures contain one office property, three multifamily properties (one of which has been partially converted from office into multifamily units and is now being classified as a multifamily property) and one commercial development site. As of June 30, 2026, our 12 office properties, totaling approximately 1.3 million rentable square feet, were 71.9% occupied and our one 505-room hotel with an ancillary parking garage, had RevPAR of $179.59 for the six months ended June 30, 2026 and our five multifamily properties were 93.6% occupied. Additionally, as of June 30, 2026, we had eight development sites (two of which were being used as parking lots).
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
CIM Overview
Established in 1994, CIM is a vertically integrated, community-focused real estate and infrastructure owner, operator, lender, and developer of real assets. Through CIM’s vertically integrated structure, CIM is able to leverage in-house expertise across the full life cycle of assets to drive value creation across the process. CIM has dedicated teams for sourcing/acquisition, credit analysis, development, financing, commercial leasing, onsite property management and distribution. These functions bring alignment of interests and deep expertise, allowing for disciplined business plan underwriting and effective risk management. CIM also seeks to maximize synergies across its vertically integrated platform. CIM manages assets and pursues opportunities across five platforms: real estate, credit, infrastructure, opportunity zones, and strategic opportunities, with a focus on generating attractive risk-adjusted returns.
Financing Strategy
We will seek to satisfy our long-term liquidity needs through one or more of the following methods: (i) offerings of shares of Common Stock or other equity and/or debt securities of the Company; (ii) issuances of interests in our operating partnership in exchange for properties; (iii) issuances of Preferred Stock to one or more of our affiliates; (iv) credit facilities and term loans; (v) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (vi) the sale of one or more of our existing assets; and/or (vii) cash flows from operations.
Rental Rate Trends
Office Statistics: The following table sets forth occupancy rates and annualized rent per occupied square foot across our office portfolio as of the specified periods (includes 100% of our properties partially owned through Unconsolidated Joint Ventures):

	As of June 30,
	2026	2025
Occupancy (1)	71.9%	68.1%
Annualized rent per occupied square foot (1)(2)	$58.69	$60.96

(1)The information presented in this table represents historical information as of the date indicated without giving effect to any property sales occurring thereafter.
(2)Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent. Annualized rent for certain office properties includes rent attributable to retail. Total abatements, representing lease incentives in the form of free rent, for the twelve months ended June 30, 2026 and 2025 were approximately $1.8 million and $1.1 million, respectively. Giving effect to abatements, net annualized rent per occupied square foot was $56.94 and $60.05 as of June 30, 2026 and 2025, respectively (See Definitions for more detail).
Over the next four quarters, we expect to see expiring cash rents as set forth in the table below (includes 100% of our properties partially owned through Unconsolidated Joint Ventures):

	For the Three Months Ended
	September 30, 2026	December 31, 2026	March 31, 2027	June 30, 2027
Expiring Cash Rents:
Expiring square feet (1)	36,036	21,571	30,429	33,039
Expiring rent per square foot (2)	$55.81	$53.31	$51.53	$50.27

(1)Month-to-month tenants occupying a total of 5,058 square feet are included in the expiring leases in the first quarter listed.

(2)Represents gross monthly base rent, as of June 30, 2026, under leases expiring during the periods above, multiplied by 12. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been grossed up by adding annualized expense reimbursements to base rent.
During the three and six months ended June 30, 2026, we executed leases with terms longer than 12 months totaling 16,176 and 36,738 square feet, respectively. The table below sets forth information on certain of our executed leases during the three and six months ended June 30, 2026, excluding space that was vacant for more than one year, month-to-month leases, leases with an original term of less than 12 months, related party leases, and space where the previous tenant was a related party:

			New Cash	Expiring Cash
	Number of	Rentable	Rents per Square	Rents per Square
	Leases (1)	Square Feet	Foot (2)	Foot (2)
Three Months Ended June 30, 2026	6	16,176	$50.21	$56.99
Six Months Ended June 30, 2026	16	36,738	$56.44	$61.87

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
Multifamily Statistics: The following table sets forth occupancy rates and the monthly rent per occupied unit across our multifamily portfolio for the specified periods (includes 100% of our properties partially owned through an Unconsolidated Joint Venture):

	As of June 30,
	2026	2025
Occupancy	93.6%	83.4%
Monthly rent per occupied unit (1)	$2,560	$2,458
______________________
(1)Represents gross monthly base rent under leases commenced as of the specified period, divided by occupied units. This amount reflects total cash rent before concessions. Net of rent concessions granted in the specified period, monthly rent per occupied unit was $2,286 and $2,284 as of June 30, 2026 and 2025, respectively.

Hotel Statistics: The following table sets forth the occupancy, ADR and RevPAR for our hotel in Sacramento, California for the specified periods:

	For the Six Months Ended
	June 30,
	2026	2025
Occupancy	79.6%	79.2%
ADR	$225.67	$216.76
RevPAR	$179.59	$171.63
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
Lending Segment
Prior to the divestiture described in this paragraph, we were a national lender that primarily originated loans to small businesses. As previously announced on November 12, 2025, the Company and First Western entered into the Membership Interest Purchase Agreement with the Buyer. The Closing occurred on January 21, 2026. At the Closing, pursuant to the Membership Interest Purchase Agreement, and upon the terms and subject to the conditions therein, Buyer purchased from the Company all of the issued and outstanding equity interests of First Western for a purchase price of $44.9 million (which is net of the outstanding balance of debt related to the 2023 securitization of certain loan receivables), resulting in proceeds of $31.2 million after the repayment of the Lending Division Revolving Credit Facility, and a net gain of $1.7 million. The Company received $1.0 million of incremental proceeds held in escrow which was previously contemplated in connection with the Transactions during the three months ended June 30, 2026.
Property Concentration
Kaiser Foundation Health Plan, Incorporated, which occupied space in one of our Oakland, California properties, accounted for 24.3% of our annualized office rental income for the three months ended June 30, 2026.
2026 Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than geopolitical conflict and national economic conditions affecting real estate in general, such as the ongoing conflict in the Middle East and related disruptions, the effects of high unemployment rates, continued or renewed inflation, heightened interest rates, any recession or slowdown in economic growth and any proposed or imposed tariffs by the U.S. government and retaliatory tariffs proposed or imposed by U.S. trading partners, that may reasonably be expected to have a material impact on our results from operations other than those listed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.
Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025
Net Loss and FFO

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Total revenues	$29,683	$29,689	$(6)	—%
Total expenses	$36,447	$38,245	$(1,798)	(4.7)%
Net loss	$(9,986)	$(9,151)	$(835)	9.1%
The Company had a net loss of $10.0 million for the three months ended June 30, 2026, representing an increase of $835,000 compared to a net loss of $9.2 million for the three months ended June 30, 2025. The increase in net loss was primarily due to a decrease of $510,000 in segment net operating income (discussed in more detail below in “Summary Segment Results”).
Funds from Operations
We believe that funds from operations (“FFO”), a non-GAAP measure, is a widely recognized and appropriate measure of the performance of a REIT and that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO represents net income (loss) attributable to common stockholders, computed in accordance with GAAP, which reflects the deduction of redeemable Preferred Stock dividends accumulated, excluding gains (or losses) from sales of real estate, impairment of real estate, casualty losses, net, and real estate depreciation and amortization. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (the “NAREIT”).
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
The following table sets forth a historical reconciliation of net (loss) attributable to common stockholders to FFO attributable to holders of common stockholders (in thousands):

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Net loss attributable to common stockholders (1)	$(10,958)	$(14,279)
Depreciation and amortization	7,071	6,264
Noncontrolling interests’ proportionate share of depreciation and amortization	(60)	(59)
Impairment of real estate	—	221
Casualty loss, net	455	—
FFO attributable to common stockholders (1)	$(3,492)	$(7,853)

(1)During the three months ended June 30, 2026 and 2025, we recognized $82,000 and $0, respectively, of redeemable Preferred Stock redemptions. Such amounts are included in, and have the effect of increasing, net loss attributable to common stockholders and FFO attributable to common stockholders because redeemable Preferred Stock redemptions are not an adjustment prescribed by NAREIT.
FFO attributable to common stockholders, which is a non-GAAP measure, was $(3.5) million for the three months ended June 30, 2026, an increase of $4.4 million compared to $(7.9) million for the three months ended June 30, 2025. The increase in FFO was primarily attributable to a decrease in redeemable Preferred Stock dividends of $4.3 million, and a decrease in transaction-related costs of $786,000, partially offset by a decrease of $510,000 in segment net operating income (discussed in more detail below in “Summary Segment Results”).

Summary Segment Results
During the three months ended June 30, 2026 and 2025, we operated in three segments: office, hotel and multifamily properties. As previously disclosed, the Company completed the sale of its lending business on January 21, 2026, and, as a result, the Company’s lending business ceased to be one of the Company’s reportable segments (as further discussed in Note 17 to the consolidated financial statements included in this Quarterly Report on Form 10-Q). Set forth and described below are summary segment results for our operating segments (dollar amounts in thousands).

	Three Months Ended
	June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Revenues:
Office	$12,491	$11,877	$614	5.2%
Hotel	$12,780	$11,635	$1,145	9.8%
Multifamily	$4,268	$3,944	$324	8.2%
Lending	$—	$2,090	$(2,090)	NM*

Expenses:
Office	$6,227	$6,533	$(306)	(4.7)%
Hotel	$8,156	$7,477	$679	9.1%
Multifamily	$2,625	$3,143	$(518)	(16.5)%
Lending	$—	$2,137	$(2,137)	NM*

(Loss) Income From Unconsolidated Entities
Office	$(2,217)	$175	$(2,392)	NM*
Multifamily	$(1,005)	$(612)	$(393)	64.2%

Non-Segment Revenue and Expenses:
Interest and other income	$144	$143	$1	0.7%
Asset management and other fees to related parties	$(859)	$(349)	$(510)	NM*
Expense reimbursements to related parties—corporate	$(852)	$(891)	$39	(4.4)%
Interest expense	$(9,046)	$(9,627)	$581	(6.0)%
General and administrative	$(1,139)	$(712)	$(427)	60.0%
Transaction-related costs	$(17)	$(803)	$786	(97.9)%
Depreciation and amortization	$(7,071)	$(6,264)	$(807)	12.9%
Loss on early extinguishment of debt	$—	$(88)	$88	NM*
Casualty loss, net	$(455)	$—	$(455)	N/A
Impairment of real estate	$—	$(221)	$221	NM*
Provision for income taxes	$—	$(158)	$158	NM*
______________________
(*)Percentage changes in excess of 100% are deemed to be not meaningful (“NM”)
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue increased to $12.5 million for the three months ended June 30, 2026 from $11.9 million for the three months ended June 30, 2025. The change was primarily due to an increase in rental revenue and tenant reimbursement revenue at an office property in Los Angeles, California, in addition to an increase in tenant reimbursement revenue at an office property in Oakland, California.
Hotel Revenue: Hotel revenue increased to $12.8 million for the three months ended June 30, 2026, compared to $11.6 million for the three months ended June 30, 2025. The increase was primarily due to an increase in room revenue and an increase in food and beverage revenues, as a result of increased occupancy for the three months ended June 30, 2026, compared to June 30, 2025.
Multifamily Revenue: Multifamily revenue increased to $4.3 million for the three months ended June 30, 2026, compared to $3.9 million for the three months ended June 30, 2025. The increase was primarily due to an increase in occupancy at our multifamily properties during the three months ended June 30, 2026.
Lending Revenue: Lending revenue represented interest income on loans and other loan-related fee income from our lending business (First Western), which was sold on January 21, 2026. As such, the Company recorded no lending revenue for the three months ended June 30, 2026, compared to $2.1 million for the three months ended June 30, 2025.
(Loss) Income From Unconsolidated Office Entities: Loss from our unconsolidated office entities was $2.2 million for the three months ended June 30, 2026, compared to income from our unconsolidated office entities of $175,000 for the three months ended June 30, 2025. The change was primarily due to fair value adjustments to real estate at two of our unconsolidated office entities during the three months ended June 30, 2026.
Loss From Unconsolidated Multifamily Entities: Loss from our unconsolidated multifamily entities increased to $1.0 million for the three months ended June 30, 2026, compared to $612,000 for the three months ended June 30, 2025. The change was primarily due to an increase in the unrealized loss on investments in real estate at our unconsolidated multifamily entities during the three months ended June 30, 2026.
Interest and Other Income: Interest and other income, which has not been allocated to our operating segments, was $144,000 for the three months ended June 30, 2026, consistent with $143,000 for the three months ended June 30, 2025.
Expenses
Office Expenses: Office expenses decreased to $6.2 million for the three months ended June 30, 2026, compared to $6.5 million for the three months ended June 30, 2025. The decrease was primarily a result of a decrease in real estate taxes at an office property in Los Angeles, California and lower administrative costs at an office property in Austin, Texas and across five of our office properties in Los Angeles, California for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
Hotel Expenses: Hotel expenses increased to $8.2 million for the three months ended June 30, 2026, compared to $7.5 million for the three months ended June 30, 2025. The increase was due to an increase in food and beverage expenses and room expenses, driven primarily by increased occupancy for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, in addition to an increase in general and administrative expenses compared to the prior year period.
Multifamily Expenses: Multifamily expenses decreased to $2.6 million for the three months ended June 30, 2026, compared to $3.1 million for the three months ended June 30, 2025. The decrease was primarily due to a decrease in real estate taxes at our multifamily properties in Oakland, California for the three months ended June 30, 2026, compared to the prior period.
Lending Expenses: Lending expenses included interest expense, general and administrative expenses and fees to related parties from our lending business (First Western), which was sold on January 21, 2026. As such, the Company recorded no lending expenses for the three months ended June 30, 2026, compared to $2.1 million for the three months ended June 30, 2025.
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments increased to $859,000 for the three months ended June 30, 2026, compared to $349,000 for the three months ended June 30, 2025. The change was a result of an increase in asset management fees driven by an increase in our net asset value attributable to common stockholders resulting from the issuance of additional shares of Common Stock, primarily during the first quarter of 2026.
Expense Reimbursements to Related Parties—Corporate: The Administrator receives compensation and/or reimbursement for performing certain services for the Company and its subsidiaries. Expense reimbursements to related parties—corporate were $852,000 for the three months ended June 30, 2026, relatively consistent with $891,000 for the three months ended June 30, 2025.
Interest Expense: Interest expense, which has not been allocated to our operating segments, was $9.0 million for the three months ended June 30, 2026, compared to $9.6 million for the three months ended June 30, 2025. The decrease was primarily due to a decrease in the outstanding balance on the Channel House Mortgage subsequent to June 30, 2025 in addition to a decrease in variable interest rates.

General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $1.1 million for the three months ended June 30, 2026, compared to $712,000 for the three months ended June 30, 2025. The change was primarily due to legal fees normalizing from below-average levels when compared to the prior year period.
Transaction-Related Costs: Transaction-related costs were $17,000 for the three months ended June 30, 2026, compared to $803,000 for the three months ended June 30, 2025. The decrease was due to a lower volume of contemplated transactions and reduced dead deal costs incurred during the three months ended June 30, 2026 compared to the prior year period.
Depreciation and Amortization Expense: Depreciation and amortization expense increased to $7.1 million for the three months ended June 30, 2026, compared to $6.3 million for the three months ended June 30, 2025. The increase was primarily due to an increase in tenant improvement amortization at an office property located in Beverly Hills, California, as well as an increase at our hotel property due to renovation projects which have increased depreciable assets.
Impairment of Real Estate: No impairment of real estate was recognized during the three months ended June 30, 2026, compared to $221,000 for the three months ended June 30, 2025, due to an impairment charge recognized in connection with an office property in Austin, Texas.
Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt was $88,000 for the three months ended June 30, 2025 in connection with the payoff and termination of the 2022 credit facility. No such amounts were recorded during the three months ended June 30, 2026.
Casualty Loss, Net: Casualty loss, net was $455,000 for the three months ended June 30, 2026, due to water damage at our hotel property. No such amounts were recognized during the prior year period.
Provision for Income Taxes: There was no provision for income taxes for the three months ended June 30, 2026, compared to a provision for income taxes of $158,000 for the three months ended June 30, 2025. The decrease was primarily due to the sale of First Western, one of our taxable REIT subsidiaries, in January 2026.
2026 Results of Operations
Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
Net Loss and FFO

	Six Months Ended June 30,		Change
	2026	2025	$	%
Total revenues	$59,100	$61,984	$(2,884)	(4.7)%
Total expenses	$74,642	$75,540	$(898)	(1.2)%
Gain on sale of First Western	$1,737	$—	$1,737	N/A
Net loss	$(18,403)	$(15,423)	$(2,980)	19.3%
The Company had a net loss of $18.4 million for the six months ended June 30, 2026, representing an increase of $3.0 million compared to a net loss of $15.4 million for the six months ended June 30, 2025. The change was primarily driven by an increase in depreciation and amortization of $2.0 million and a decrease of $2.4 million in segment net operating income (discussed in more detail below in “Summary Segment Results”), partially offset by a $1.7 million gain on sale of First Western recognized during the six months ended June 30, 2026.
Funds from Operations
We believe that FFO, a non-GAAP measure, is a widely recognized and appropriate measure of the performance of a REIT and that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO represents net income (loss) attributable to common stockholders, computed in accordance with GAAP, which reflects the deduction of redeemable Preferred Stock dividends accumulated, excluding gains (or losses) from sales of real estate, impairment of real estate, casualty losses, net, and real estate depreciation and amortization. We calculate FFO in accordance with the standards established by NAREIT.
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
The following table sets forth a historical reconciliation of net (loss) attributable to common stockholders to FFO attributable to holders of common stockholders:

	Six Months Ended June 30,
	2026	2025
Net loss attributable to common stockholders (1)	$(45,653)	$(26,177)
Depreciation and amortization	14,792	12,824
Noncontrolling interests’ proportionate share of depreciation and amortization	(118)	(126)
Impairment of real estate	—	221
Gain on sale of First Western	(1,737)	—
Casualty loss, net	455	—
FFO attributable to common stockholders (1)	$(32,261)	$(13,258)

(1)During the six months ended June 30, 2026 and 2025, we recognized $22.3 million and $300,000, respectively, of redeemable Preferred Stock redemptions. Such amounts are included in, and have the effect of increasing, net loss attributable to common stockholders and decreasing FFO attributable to common stockholders because redeemable Preferred Stock redemptions are not an adjustment prescribed by NAREIT.
FFO attributable to common stockholders, which is a non-GAAP measure, was $(32.3) million for the six months ended June 30, 2026, a decrease of $(19.0) million compared to $(13.3) million for the six months ended June 30, 2025. The decrease in FFO was primarily attributable to an increase in redeemable Preferred Stock redemptions of $22.0 million and a decrease of $2.4 million in segment net operating income (discussed in more detail below in “Summary Segment Results”), partially offset by a decrease in redeemable Preferred Stock dividends of $5.6 million.

Summary Segment Results
During the six months ended June 30, 2026 and 2025, we operated in three segments: office, hotel and multifamily properties. As previously disclosed, the Company completed the sale of its lending business on January 21, 2026, and, as a result, the Company’s lending business ceased to be one of the Company’s reportable segments (as further discussed in Note 17 to the consolidated financial statements included in this Quarterly Report on Form 10-Q). Set forth and described below are summary segment results for our operating segments (dollar amounts in thousands).

	Six Months Ended
	June 30,		Change
	2026	2025	$	%
Revenues:
Office	$25,069	$24,931	$138	0.6%
Hotel	$25,156	$24,316	$840	3.5%
Multifamily	$8,140	$8,035	$105	1.3%
Lending	$—	$4,468	$(4,468)	NM*

Expenses:
Office	$12,368	$12,457	$(89)	(0.7)%
Hotel	$16,576	$15,474	$1,102	7.1%
Multifamily	$5,672	$6,732	$(1,060)	(15.7)%
Lending	$—	$3,925	$(3,925)	NM*

(Loss) Income From Unconsolidated Entities
Office	$(2,155)	$146	$(2,301)	NM*
Multifamily	$(2,443)	$(1,734)	$(709)	40.9%

Non-Segment Revenue and Expenses:
Interest and other income	$735	$234	$501	NM*
Asset management and other fees to related parties	$(1,443)	$(709)	$(734)	NM*
Expense reimbursements to related parties—corporate	$(1,727)	$(1,517)	$(210)	13.8%
Interest expense	$(18,170)	$(18,811)	$641	(3.4)%
General and administrative	$(2,710)	$(1,953)	$(757)	38.8%
Transaction-related costs	$(24)	$(829)	$805	(97.1)%
Depreciation and amortization	$(14,792)	$(12,824)	$(1,968)	15.3%
Loss on early extinguishment of debt	$(705)	$(88)	$(617)	NM*
Casualty loss, net	$(455)	$—	$(455)	N/A
Impairment of real estate	$—	$(221)	$221	NM*
Gain on sale of First Western	$1,737	$—	$1,737	N/A
Provision for income taxes	$—	$(279)	$279	NM*
______________________
(*)Percentage changes in excess of 100% are deemed to be not meaningful (“NM”)
Revenues
Office Revenue: Office revenue includes rental revenue, expense reimbursements and lease termination income from office properties. Office revenue remained relatively consistent at $25.1 million for the six months ended June 30, 2026, compared to $24.9 million for the six months ended June 30, 2025.
Hotel Revenue: Hotel revenue increased to $25.2 million for the six months ended June 30, 2026, compared to $24.3 million for the six months ended June 30, 2025. The increase was primarily due to an increase in average daily rate and occupancy during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Multifamily Revenue: Multifamily revenue remained relatively consistent at $8.1 million for the six months ended June 30, 2026, compared to $8.0 million for the six months ended June 30, 2025.
Lending Revenue: Lending revenue represented interest income on loans and other loan-related fee income from our lending business (First Western), which was sold on January 21, 2026. The Company recorded no revenue for the six months ended June 30, 2026, compared to $4.5 million for the six months ended June 30, 2025. Lending revenue for the period First Western was still under ownership during the six months ended June 30, 2026 was recorded to interest and other income not allocated to any of our operating segments.
(Loss) Income From Unconsolidated Office Entities: Loss from our unconsolidated office entities was $2.2 million for the six months ended June 30, 2026, compared to income of $146,000 for the six months ended June 30, 2025. The change was primarily due to fair value adjustments to real estate at two of our unconsolidated office entities during the six months ended June 30, 2026.
Loss From Unconsolidated Multifamily Entities: Loss from our unconsolidated multifamily entities was $2.4 million for the six months ended June 30, 2026, compared to a loss of $1.7 million for the six months ended June 30, 2025. The change was primarily due to an increase in the unrealized loss on investments in real estate at our unconsolidated multifamily entities, partially offset by an increase in rental revenues during the six months ended June 30, 2026, compared to the prior year period.
Interest and Other Income: Interest and other income, which has not been allocated to our operating segments, increased to $735,000 for the six months ended June 30, 2026, compared to $234,000 for the six months ended June 30, 2025. The increase was primarily due to the Company recording lending revenue for the period First Western was still under ownership during the six months ended June 30, 2026 to interest and other income.
Expenses
Office Expenses: Office expenses remained relatively consistent at $12.4 million for the six months ended June 30, 2026, compared to $12.5 million for the six months ended June 30, 2025.
Hotel Expenses: Hotel expenses were $16.6 million for the six months ended June 30, 2026, compared to $15.5 million for the six months ended June 30, 2025. The increase was primarily due to an increase in food and beverage expenses and room expenses, driven primarily by increased occupancy during the six months ended June 30, 2026 compared to the prior year period. The increase was further driven by increased advertising and general and administrative expenses during the six months ended June 30, 2026.
Multifamily Expenses: Multifamily expenses decreased to $5.7 million for the six months ended June 30, 2026, compared to $6.7 million for the six months ended June 30, 2025. The decrease was primarily due to a decrease in real estate taxes at our multifamily properties during the six months ended June 30, 2026 compared to the prior year period.
Lending Expenses: Lending expenses included interest expense, general and administrative expenses and fees to related parties from our lending business (First Western), which was sold on January 21, 2026. As such, the Company recorded no lending expenses for the six months ended June 30, 2026, compared to $3.9 million for the six months ended June 30, 2025. Lending expenses for the period First Western was still under ownership during the six months ended June 30, 2026 were recorded to general and administrative expenses and interest expense not allocated to any of our operating segments.
Asset Management and Other Fees to Related Parties: Asset management fees and other fees to related parties, which have not been allocated to our operating segments increased to $1.4 million for the six months ended June 30, 2026, compared to $709,000 for the six months ended June 30, 2025. The change was a result of an increase in asset management fees driven by an increase in our net asset value attributable to common stockholders resulting from the issuance of additional shares of Common Stock subsequent to June 30, 2025.
Expense Reimbursements to Related Parties—Corporate: The Administrator receives compensation and/or reimbursement for performing certain services for the Company and its subsidiaries. Expense reimbursements to related parties—corporate were $1.7 million for the six months ended June 30, 2026, an increase from $1.5 million for the six months ended June 30, 2025. The increase was primarily attributable to an increase in legal services.
Interest Expense: Interest expense, which has not been allocated to our operating segments, decreased to $18.2 million for the six months ended June 30, 2026, compared to $18.8 million for the six months ended June 30, 2025. The decrease was primarily attributable to a lower average outstanding principal balance on our debt resulting from debt repayments, as well as lower variable interest rates during the six months ended June 30, 2026.

General and Administrative Expenses: General and administrative expenses, which have not been allocated to our operating segments, were $2.7 million for the six months ended June 30, 2026, compared to $2.0 million for the six months ended June 30, 2025. The increase was primarily due to the Company recording lending general and administrative expenses for the period First Western was still under ownership during the six months ended June 30, 2026 to general and administrative expenses not allocated to any of our operating segments, in addition to legal fees normalizing from below-average levels when compared to the prior year period.
Transaction-Related Costs: Transaction-related costs were $24,000 for the six months ended June 30, 2026, compared to $829,000 for the six months ended June 30, 2025. The decrease was due to a lower volume of contemplated transactions and reduced dead deal costs incurred during the six months ended June 30, 2026.
Depreciation and Amortization Expense: Depreciation and amortization expense increased to $14.8 million for the six months ended June 30, 2026, compared to $12.8 million for the six months ended June 30, 2025. The increase was primarily due to an increase in tenant improvement amortization at an office property located in Beverly Hills, California, as well as an increase at our hotel property due to renovation projects which have increased depreciable assets.
Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt increased to $705,000 for the six months ended June 30, 2026 in connection with the payoff and termination of the Lending Division Revolving Credit Facility, compared to $88,000 for the six months ended June 30, 2025 in connection with the payoff and termination of the 2022 credit facility.
Impairment of Real Estate: No impairment of real estate was recognized during the six months ended June 30, 2026, compared to $221,000 for the six months ended June 30, 2025, due to an impairment charge recognized in connection with an office property in Austin, Texas.
Gain on sale of First Western: Gain on sale of First Western was $1.7 million for the six months ended June 30, 2026 as a result of the sale of First Western in January 2026. There were no such amounts recorded for the six months ended June 30, 2025.
Casualty Loss, Net: Casualty loss, net was $455,000 for the six months ended June 30, 2026, due to water damage at our hotel property. No such amounts were recognized during the prior year period.
Provision for Income Taxes: There was no provision for income taxes for the six months ended June 30, 2026, compared to $279,000 for the six months ended June 30, 2025. The decrease was primarily due to the sale of First Western, one of our taxable REIT subsidiaries, in January 2026.
Cash Flow Analysis
Our cash flows from operating activities are primarily dependent upon the real estate assets owned, occupancy level of our real estate assets, the rental rates achieved through our leases, the occupancy and ADR of our hotel, the collectability of rent and recoveries from our tenants, and prior to the sale of our lending division, First Western, in January 2026, loan-related activity. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash used in operating activities was $22.5 million for the six months ended June 30, 2026, compared to net cash used in operating activities of $1.3 million for the six months ended June 30, 2025. The increase is primarily due to changes in working capital, including the timing of cash payments related to amounts due to related parties.
Our cash flows from investing activities are primarily related to property acquisitions and dispositions, expenditures for the development or repositioning of properties, capital expenditures and, prior to the sale of First Western in January 2026, cash flows associated with loans originated at our lending segment. Net cash provided by investing activities was $40.1 million for the six months ended June 30, 2026, compared to net cash used in investing activities of $10.2 million for the six months ended June 30, 2025. The change was primarily due to $45.6 million of proceeds from the sale of assets held for sale, net, in connection with the sale of First Western, as further discussed in Note 5 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, as well as $6.4 million decrease in capital expenditures, partially offset by a decrease in proceeds from principal loan collections, net of loans funded, of $3.7 million during the six months ended June 30, 2026 as compared to the same period in 2025.
Our cash flows from financing activities are generally impacted by borrowings and capital activities. Net cash used in financing activities for the six months ended June 30, 2026 was $18.5 million, compared to net cash provided by financing activities of $16.5 million for the six months ended June 30, 2025. The change was primarily due to net repayments on debt of $12.2 million during the six months ended June 30, 2026, as compared to net proceeds from debt of $30.3 million during the six months ended June 30, 2025. The change was partially offset by a $5.4 million decrease in Preferred Stock dividends paid and a $2.0 million decrease in deferred cost paid during six months ended June 30, 2026, as compared to the same period in 2025.
Liquidity and Capital Resources
General
On a short-term basis, our principal demands for funds will be for the acquisition of assets, development or repositioning of properties (as further described below) (including pre-construction costs such as obtaining entitlements and permits and architectural work), re-leasing of space in existing properties, capital expenditures, paying interest and principal on current and any future debt financings, funding redemptions of our Preferred Stock, and paying distributions on our Preferred Stock. We may finance our future activities through one or more of the following methods: (i) offerings of shares of Common Stock or other equity and/or debt securities of the Company; (ii) issuances of interests in our operating partnership in exchange for properties; (iii) issuances of Preferred Stock to one or more of our affiliates; (iv) credit facilities and term loans; (v) the addition of senior recourse or non-recourse debt using target acquisitions as well as existing assets as collateral; (vi) the sale of one or more of our existing assets; and/or (vii) cash flows from operations.
We are currently evaluating a number of these alternatives in respect of our short-term cash requirements, including the potential private issuance of additional shares of Preferred Stock to one or more of our affiliates and the potential sale of one or more of our real estate assets. There can be no assurance that we will complete any such issuance or asset sale, or, if completed, as to the timing, size or terms thereof.
Our long-term liquidity needs will consist primarily of funds necessary for acquisitions of assets, development or repositioning of properties, re-leasing of space in existing properties, capital expenditures, paying interest and principal on debt financings, refinancing of indebtedness, funding redemptions of our Preferred Stock, paying distributions on our Preferred Stock or any other Preferred Stock we may issue, any future repurchase of Common Stock and/or redemption of our Preferred Stock (if we choose, or are required, to pay the redemption price in cash instead of in shares of our Common Stock) and any renewed distributions on our Common Stock. To the extent we decide to proceed with development work on any of our development sites (in addition to those discussed below), we will have increased liquidity needs.
Construction has been substantially completed on the renovation of the Sheraton Grand Hotel’s guest rooms and corridors (the “Rooms Renovation Project”) at our Sheraton Grand Hotel in Sacramento, California, with total costs incurred of $21.4 million as of June 30, 2026. We also started our renovation of Sheraton Grand Hotel’s lobbies and common areas (the “Lobby Renovation Project”) during the third quarter of 2025. The estimated cost for the Lobby Renovation Project is approximately $11.6 million, of which $9.2 million had been incurred as of June 30, 2026. Both the Rooms Renovation Project and Lobby Renovation Project are being funded by a combination of draws on the mortgage loan at the property, key money from the Sheraton Grand Hotel’s franchisor, and cash from operations of the hotel. In addition, we are in discussions with a lender related to the Sheraton Hotel to refinance the asset, which we expect to result in an upsized loan and a reduced interest rate.
From and after September 2024, at our option, we redeemed 10,129,244, 4,019,649 and 21,760 shares of Series A1 Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock, respectively, in shares of Common Stock and we have paid holder-requested redemptions of 935,176, 798,574, and 4,122 shares of Series A1 Preferred Stock, Series A Preferred Stock, and Series D Preferred Stock, respectively, in shares of Common Stock. On March 16, 2026, we redeemed, at our option, 7,539,638 shares of Series A1 Preferred Stock, 1,869,573 shares of Series A Preferred Stock and 21,760 shares of Series D Preferred Stock in shares of Common Stock (the “March 2026 Redemption”). Other than the March 2026 Redemption, the Company does not currently intend to redeem, at the Company’s election, additional Preferred Stock in shares of Common Stock. However, the Company will evaluate redemption requests submitted by holders of its shares of Preferred Stock at the time it receives them and may elect to redeem those Preferred Shares in Common Stock or cash, at the Company’s discretion. In order to fund cash redemptions of Preferred Stock, the Company may pursue one or more of the financing alternatives described above, including issuances of Preferred Stock to one or more of our affiliates and/or the sale of one or more of our real estate assets.
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
We must meet certain financial and liquidity criteria to maintain the listing of our Common Stock on Nasdaq. If we violate Nasdaq’s listing requirements or fail to meet its listing standards, our Common Stock may be delisted. On November 7, 2024, we received written notice from the Listing Qualifications Department of Nasdaq indicating that we had fallen out of compliance with the Bid Price Requirement. To regain compliance, the closing bid price of our Common Stock had to be a minimum of $1.00 per share for a minimum of ten consecutive business days prior to May 6, 2025. On May 1, 2025, we received a letter from the Nasdaq Listing Qualification Department informing the Company that it had regained compliance with the Bid Price Requirement as of April 30, 2025 due to the price of our Common Stock maintaining a minimum bid price in excess of $1.00 for ten consecutive business days. In addition, in order to remain in compliance with Nasdaq’s Modified Low-Price Requirement (which triggers an immediate suspension of trading and potential delisting notice for securities that do not maintain a closing bid price of greater than $0.10 for ten consecutive trading days), the Company effected a 1-for-10 reverse stock split on March 26, 2026 and, in order to remain in compliance with the Bid Price Requirement, the Company effected an additional 1-for-10 reverse stock split on April 20, 2026. However, our ability to maintain compliance with Nasdaq’s listing standards requirements in the future, including the Bid Price Requirement, is not guaranteed. We believe that delisting our Common Stock from Nasdaq could have significant adverse consequences, including a decreased ability to issue additional shares of Common Stock to raise additional financing in the future due to the increased lack of liquidity that would result in our Common Stock due to the factors described in “We may not be able to maintain a listing of our Common Stock on Nasdaq” in “Item 1A—Risk Factors” of the 2025 Form 10-K. In addition, delisting may result in the inability to redeem Preferred Stock when all other criteria for redemption have been met if registration under applicable state securities or “blue sky” laws is not able to be accomplished in a particular state and the cash required for such redemption is not available.
Sources and Uses of Funds
Mortgages
We have mortgage loan agreements with outstanding balances of $475.2 million as of June 30, 2026. Our mortgage loans mature on various dates from July 1, 2026 through January 11, 2030.
With regard to the mortgage payable with a balance of $64.3 million as of June 30, 2026 (the “1150 Clay Mortgage”), on May 29, 2026, the Company reached an agreement with the lender to extend the maturity date through June 7, 2027 (the “1150 Clay Mortgage Extension”). In connection with the 1150 Clay Mortgage Extension, the Company made a $2.0 million repayment under the 1150 Clay Mortgage. The Company intends to refinance the 1150 Clay Mortgage beyond its stated maturity date of June 7, 2027. Although the Company believes it is likely it will be able to refinance the 1150 Clay Mortgage prior to June 7, 2027, there can be no assurance that such refinancing will occur. If the Company cannot refinance the mortgage and the Company fails to repay the loan in full upon its contractual maturity date, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, take possession of the property.
With regard to the mortgage payable with a balance of $81.0 million as of June 30, 2026 secured by a multifamily property in Oakland, California (the “Channel House Mortgage”), on August 4, 2025 the Company reached an agreement with the lender to extend the maturity date through January 31, 2027 (the “Channel House Mortgage Extension”). In connection with the Channel House Mortgage Extension, the Company made a repayment of $6.0 million under the Channel House Mortgage, reducing it from its previous balance of $87.0 million. The Company intends to refinance the Channel House Mortgage beyond its stated maturity date of January 31, 2027. Although the Company believes it is likely it will be able to refinance the Channel House Mortgage prior to January 31, 2027, there can be no assurance that such refinancing will occur. If the Company cannot refinance the mortgage and the Company fails to repay the loan in full upon its contractual maturity date, such failure would constitute an event of default under the mortgage and would allow the lender to, among other remedies, take possession of the property.
With regard to the mortgage payable with a balance of $97.1 million as of June 30, 2026 (the “Oakland Office Mortgage”), the Company has been in maturity default since July 1, 2026 as the outstanding mortgage payable was not repaid on its contractual maturity date of July 1, 2026. The Company is evaluating its options with respect to the maturity default, including potential discussions with the lender regarding a resolution of the matured indebtedness and an extension of the Oakland Office Mortgage. There can be no assurance regarding the timing or outcome of this matter. If the Company and the lender under the Oakland Office Mortgage cannot agree on a resolution and the Company fails to repay the loan in full, such failure would allow the lender to, among other remedies, take possession of the property. As a result of the maturity default, all rents, profits and income derived from the property are the property of the lender and must be held in trust for the benefit of the lender. Further, pursuant to the loan agreement entered into in connection with the Oakland Office Mortgage, upon an event of default, all accrued and unpaid interest in respect of the Oakland Office Mortgage and any other amounts due under the loan agreement, accrue interest at the specified default rate per annum equal to the lesser of (a) the maximum legal rate as set forth in the loan agreement or (b) 5.0% above the interest rate of 4.14% per annum. In addition, the Company is party to a guaranty related to certain obligations associated with the Oakland Office Mortgage. Upon the occurrence of specified events, the Company may be required to fund such obligations. See Note 15 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding the guaranty.
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
Other Financing Activity
We have junior subordinated notes with a variable interest rate that resets quarterly based on the three-month SOFR plus 3.51%, with quarterly interest‑only payments. The junior subordinated balance is due at maturity on March 30, 2035. The junior subordinated notes may be redeemed at par at our option. The aggregate principal balance of the junior subordinated notes was $27.1 million as of June 30, 2026.
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
As of June 30, 2026, we had issued 12,040,878 shares of Series A1 Preferred Stock, 8,251,657 shares of Series A Preferred Stock and 56,857 shares of Series D Preferred Stock and received aggregate net proceeds of $459.1 million after commissions, fees and allocated costs.
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

From the date of issuance until the fifth anniversary of the date of issuance, holders of Series A1 Preferred Stock, Series A Preferred Stock and Series D Preferred Stock may require us to redeem such shares at a discount to the Series A1 Preferred Stock, Series A Preferred Stated Value and Series D Preferred Stated Value, respectively. From and after the fifth anniversary of the date of original issuance of any share of our Preferred Stock, we generally (subject to certain conditions) have the right (but not the obligation) to redeem, and the holder of such share may require us to redeem, such share at a redemption price equal to 100% of the stated value of such share, plus any accrued but unpaid dividends in respect of such share as of the effective date of the redemption. The redemption price in respect of any share of Preferred Stock, whether redeemed at our option or at the option of a holder, may be paid in cash or in shares of Common Stock in our sole discretion. Through June 30, 2026, we had redeemed 7,148,409 shares of Series A Preferred Stock, 11,247,501 shares of Series A1 Preferred Stock, and 34,292 of Series D Preferred Stock.
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
Of the 7,148,409 shares of Series A Preferred Stock that have been redeemed, the redemption of 2,330,186 shares of Series A Preferred Stock were paid in cash, 2,313,106 of which were redeemed at the option of the holders and 17,080 of which were redeemed at the option of the Company. As of June 30, 2026, the Company, at its option, redeemed 4,019,649 shares of Series A Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, as of June 30, 2026, 798,574 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series A In-Kind Redemptions”). The Series A In-Kind Redemptions resulted in the aggregate issuance of 743,943 shares of Common Stock (adjusted for the Reverse Stock Splits).
Of the 11,247,501 shares of Series A1 Preferred Stock that have been redeemed, the redemption of 183,081 shares of Series A1 Preferred Stock were paid in cash (all of which were redeemed at the option of the holders). As of June 30, 2026, the Company had, at its option, redeemed 10,129,244 shares of Series A1 Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of each redemption date and, in addition, as of June 30, 2026, 935,176 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series A1 In-Kind Redemptions”). The Series A1 In-Kind Redemptions resulted in the aggregate issuance of 2,196,513 shares of Common Stock (adjusted for the Reverse Stock Splits).
Of the 34,292 shares of Series D Preferred Stock that have been redeemed, the redemption of 8,410 shares of Series D Preferred Stock were paid in cash (all of which were redeemed at the option of the holders). As of June 30, 2026, the Company had, at its option, redeemed 21,760 shares of Series D Preferred Stock, all of which were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date and, in addition, as of June 30, 2026, 4,122 shares redeemed at the option of the holders were paid in shares of Common Stock, including all accrued and unpaid dividends as of the redemption date (collectively, the “Series D In-Kind Redemptions”). The Series D In-Kind Redemptions resulted in the aggregate issuance of 6,057 shares of Common Stock (adjusted for the Reverse Stock Splits).
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
Off Balance Sheet Arrangements
As of June 30, 2026, we did not have any off-balance sheet arrangements.
Recently Issued Accounting Pronouncements
Our recently issued accounting pronouncements are described in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flow and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. As of June 30, 2026 and December 31, 2025 (including our variable rate mortgages payable subject to interest rate cap agreements and excluding premiums, discounts, and deferred loan costs), $438.9 million (or 87.4%) and $440.4 million (or 85.6%) of our debt, respectively, was fixed rate borrowings. As of June 30, 2026 and December 31, 2025 (excluding debt reclassified as held for sale and excluding our variable rate mortgages payable subject to interest rate cap agreements as well as premiums, discounts and deferred loan costs), $63.3 million (or 12.6%) and $74.1 million (or 14.4%), respectively, was floating rate borrowings. Based on the level of floating rate debt outstanding as of June 30, 2026 and December 31, 2025, a 50 basis point change in SOFR would result in an annual impact to our earnings of approximately $317,000 and $371,000, respectively. We calculate interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate.
As of June 30, 2026, we had two interest rate cap agreements outstanding with an aggregate notional amount of $172.5 million and an aggregate fair value of the net derivative assets of $16,000. As of June 30, 2026, an increase or decrease of 50 basis points in interest rates would not result in a significant change to the fair value of the derivative asset.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In May 2022, the Company’s Board of Directors approved a repurchase program of up to $10.0 million of the Company’s Common Stock (the “SRP”). Under the SRP, the Company, in its discretion, may purchase shares of its Common Stock from time to time in the open market or in privately negotiated transactions. The amount and timing of purchases of shares will depend on a number of factors, including, without limitation, the price and availability of shares, trading volume, general market conditions and compliance with applicable securities law. The SRP has no termination date and may be suspended or discontinued at any time. There were no repurchases during the three and six months ended June 30, 2026. As of June 30, 2026, the Company had repurchased 27 shares of Common Stock (adjusted for the Reverse Stock Splits) for $4.7 million.
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
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, in effect at any time during the three months ended June 30, 2026.
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

Item 6.    Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Amendment (Reverse Stock Split) (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 22, 2026).
3.2	Articles of Amendment (Par Value Decrease) (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the SEC on April 22, 2026).
*31.1	Section 302 Officer Certification—Chief Executive Officer.
*31.2	Section 302 Officer Certification—Chief Financial Officer.
*32.1	Section 906 Officer Certification—Chief Executive Officer.
*32.2	Section 906 Officer Certification—Chief Financial Officer.
*101.INS	XBRL Instance Document — the instance document does not appear in the interactive data files because its XBRL on the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover page Interactive Data File, formatted in inline XBRL (included in Exhibit 101).
_______________________________________________________________________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Creative Media & Community Trust Corporation

Dated:	August 14, 2026	By:	/s/ DAVID THOMPSON
David Thompson
Chief Executive Officer

Dated:	August 14, 2026	By:	/s/ BRANDON HILL
Brandon Hill
Chief Financial Officer and Treasurer